Form 10-Q
period 2003-06-30
MOLINA HEALTHCARE INC
filed 2003-08-12
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-31719

Molina Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4204626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Golden Shore Drive, Long Beach, California	90802
(Address of principal executive offices)	(Zip Code)

(562) 435-3666
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☒

          The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of August 11, 2003, was 25,268,255.

MOLINA HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30 2003	December 31 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,598	$139,300
Receivables	70,005	29,591
Income taxes receivable	—	904
Deferred income taxes	3,124	2,083
Prepaid and other current assets	10,279	5,682

Total current assets	217,006	177,560
Property and equipment, net	15,398	13,660
Goodwill and intangible assets, net	4,941	6,051
Restricted investments	2,000	2,000
Deferred income taxes	1,639	2,287
Advances to related parties and other assets	4,734	3,408

Total assets	$245,718	$204,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$101,679	$90,811
Deferred revenue	23,392	—
Accounts payable and accrued liabilities	13,131	12,074
Income taxes payable	1,393	—
Current maturities of long-term debt	—	55

Total current liabilities	139,595	102,940
Long-term debt, less current maturities	8,500	3,295
Other long-term liabilities	3,819	3,464

Total liabilities	151,914	109,699
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 20,000,000 shares at December 31, 2002 and 18,798,826 shares at June 30, 2003	5	5
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Retained earnings	114,189	95,262
Treasury stock (1,201,174 shares, at cost)	(20,390)	—

Total stockholders’ equity	93,804	95,267

Total liabilities and stockholders’ equity	$245,718	$204,966

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

Revenue:
Premium revenue	$193,519	$150,090	$384,896	$293,589
Other operating revenue	1,141	268	1,532	621
Investment income	323	537	662	1,057

Total operating revenue	194,983	150,895	387,090	295,267
Expenses:
Medical care costs:
Medical services	54,830	42,029	107,303	84,005
Hospital and specialty services	89,225	68,423	182,741	135,231
Pharmacy	16,538	13,488	33,281	27,566

Total medical care costs	160,593	123,940	323,325	246,802
Marketing, general and administrative expenses	15,422	12,320	30,131	24,630
Depreciation and amortization	1,374	712	2,691	1,391

Total expenses	177,389	136,972	356,147	272,823

Operating income	17,594	13,923	30,943	22,444
Other income (expense):
Interest expense	(625)	(252)	(752)	(334)
Other, net	21	(26)	74	(35)

Total other expense	(604)	(278)	(678)	(369)

Income before income taxes	16,990	13,645	30,265	22,075
Provision for income taxes	6,043	5,278	11,338	8,608

Net income	$10,947	$8,367	$18,927	$13,467

Net income per share:
Basic	$0.58	$0.42	$0.99	$0.67

Diluted	$0.57	$0.40	$0.97	$0.65

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six months ended June 30

	2003	2002

Operating activities
Net income	$18,927	$13,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,691	1,391
Amortization of capitalized credit facility fees	210	—
Deferred income taxes	(393)	(371)
Stock-based compensation	369	378
Changes in operating assets and liabilities:
Receivables	(40,414)	(3,258)
Prepaid and other current assets	(4,178)	(1,178)
Medical claims and benefits payable	10,868	10,358
Deferred revenue	23,392	—
Accounts payable and accrued liabilities	1,057	(965)
Income taxes payable (receivable)	2,297	(1,746)

Net cash provided by operating activities	14,826	18,076
Investing activities
Purchase of equipment	(3,319)	(1,040)
Other long-term liabilities	(14)	(64)
Advances to related parties and other assets	(68)	(489)

Net cash used in investing activities	(3,401)	(1,593)
Financing activities
Borrowings under credit facility	8,500	—
Payment of credit facility fees	(1,887)	—
Repayment of mortgage note	(3,350)	—
Principal payments on notes payable	—	(25)
Purchase of treasury stock	(20,390)	—

Net cash used in financing activities	(17,127)	(25)

Net increase (decrease) in cash and cash equivalents	(5,702)	16,458
Cash and cash equivalents at beginning of period	139,300	102,750

Cash and cash equivalents at end of period	$133,598	$119,208

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$9,434	$10,730

Interest	$440	$165

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
June 30, 2003

1.    The Reporting Entity

          Molina Healthcare, Inc. (the Company) is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. The Company was founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, the Company began operating as a health maintenance organization (HMO).  The Company operates its HMO business through the following subsidiaries:  Molina Healthcare of California (California HMO), Molina Healthcare of Utah, Inc. (Utah HMO), Molina Healthcare of Washington, Inc. (Washington HMO) and Molina Healthcare of Michigan, Inc. (Michigan HMO).

          The consolidated financial statements and notes give effect to a 40-for-1 stock split of our outstanding common stock as a result of the share exchange ratio in the reincorporation merger which occurred on June 26, 2003 (see Note 6. Recapitalization).  All share and per share information presented has been adjusted to reflect this stock split.

2.    Basis of Presentation

          The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the latest fiscal year ended December 31, 2002.  Accordingly, certain note disclosures that would substantially duplicate the disclosures contained in the December 31, 2002 audited financial statements have been omitted.  These unaudited consolidated interim financial statements should be read in conjunction with our December 31, 2002 audited financial statements.

          The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries.   In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

Deferred revenue

          Deferred revenue at June 30, 2003 consists of July capitation revenue received by the Washington HMO in June 2003.

Stock-Based Compensation

          We account for stock-based compensation under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

          SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25.  The Company has elected to continue to account for stock-based compensation using the intrinsic-value method according to APB Opinion No. 25.

          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net income, as reported	$10,947	$8,367	$18,927	$13,467
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for all awards	114	115	231	236
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards	(175)	(163)	(386)	(329)

Net adjustment	(61)	(48)	(155)	(93)

Net income, as adjusted	$10,886	$8,319	$18,772	$13,374

Earnings per share:
Basic—as reported	$.58	$.42	$.99	$.67

Basic—as adjusted	$.58	$.42	$.98	$.67

Diluted—as reported	$.57	$.40	$.97	$.65

Diluted—as adjusted	$.57	$.40	$.96	$.65

          The fair value of the options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions used: a risk-free interest rate of 6.13% and 5.54% in 2000 and 2001, respectively; dividend yield of 0% and expected option lives of 120 months.

Earnings Per Share

          The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

Shares outstanding at the beginning of the period	18,798,826	20,000,000	20,000,000	20,000,000
Weighted-average number of shares acquired	—	—	(879,802)	—

Denominator for basic earnings per share	18,798,826	20,000,000	19,120,198	20,000,000
Dilutive effect of employee stock options(1)	369,797	727,152	364,956	706,978

Denominator for diluted earnings per share	19,168,623	20,727,152	19,485,154	20,706,978

(1)

All options to purchase common shares were included in the calculation of diluted earnings per share in accordance with the treasury-stock method because their exercise prices were at or below the average fair value of the common shares for each of the periods presented.

New Accounting Pronouncements

          On January 17, 2003, FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”, was issued.  The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities.  The guidance  applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003, and was applicable in the first quarter of 2003 to interests in variable interest entities acquired after January 31, 2003.  Variable interest entities are entities that are controlled by means other than voting rights.  We have determined that we own no interest in any variable interest entity.

3.    Receivables

          Receivables consist primarily of amounts due from the various states in which we operate.   Accounts receivable by operating subsidiary are comprised of the following:

	June 30, 2003	December 31, 2002

California HMO	$24,603	$11,501
Utah HMO	40,096	12,624
Other	5,306	5,466

Total receivables – operating subsidiaries	$70,005	$29,591

           Substantially all receivables due our California HMO at June 30, 2003 and December 31, 2002, were collected in July and January of  2003, respectively.  Effective July 1, 2002 we entered into an agreement with the state of Utah calling for the reimbursement of the Utah HMO based upon medical costs incurred in serving our members, plus 9% of medical costs as an administrative fee and all or a portion of any cost savings realized, as defined in the agreement.  Our Utah health plan bills the state of Utah monthly for actual paid health care claims plus administrative fees.  Our receivable balance from the state also includes amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid.  This portion of the receivable balance will continue to build until such time as our Utah HMO is no longer adding membership and incurred but not reported claims are no longer outpacing reported claims.

4.    Long-Term Debt

          The Company entered into a credit agreement dated as of March 19, 2003, under which a syndication of lenders provided a $75,000 senior secured credit facility. Interest is payable monthly at a rate per annum of (a) LIBOR plus a margin ranging from 225 to 275 basis points or (b) the higher of (i) Bank of America prime or (ii) the federal funds rate plus 0.50%, plus a margin ranging from 125 to 175 basis points.   Because our initial public offering of common stock raised net proceeds in excess of $50,000  the interest rate margin has been reduced to (A) 200 to 250 basis points for LIBOR rate loans and (B) 100 to 150 basis points for base rate loans.   All borrowings under the credit facility are due and payable in full by March 20, 2006. The credit facility is secured by substantially all of our parent company’s real and personal property and the real and personal property of one of our Utah subsidiaries and, subject to certain limitations, all shares of our Washington subsidiary and both of our Utah subsidiaries.

          In April 2003 we paid off a mortgage note incurred in connection with the purchase of our corporate office building with a payment of approximately $3,350.  During the first six months of 2003, we borrowed a total of $8,500 under our credit facility.  In July 2003 we repaid the entire $8,500 owed on the credit facility with a portion of the proceeds from our initial public offering of common stock (see Note 9.  Subsequent Events).

5.     Commitments and Contingencies

Legal

          We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance.  These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Regulatory Capital and Dividend Restrictions

          Our principal operations are conducted through the four HMO subsidiaries operating in California, Washington, Michigan and Utah, respectively. The HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the Company. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances or cash dividends was $30,800 at June 30, 2003, and $30,100 at December 31, 2002.

          The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. These new HMO rules, which may vary from state to state, were adopted by the Washington, Michigan and Utah HMO subsidiaries in 2001.  California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. The NAIC’s HMO rules, if adopted by California, may increase the minimum capital required for that state.

          As of June 30, 2003, our HMOs had aggregate statutory capital and surplus of approximately $77,100, compared with the required minimum aggregate statutory capital and surplus of approximately $30,800. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that total adjusted capital continually  meets regulatory requirements.

6.     Recapitalization

          On June 26, 2003, the Company reincorporated in the state of Delaware. These financial statements reflect the effect of a 40-for-1 split of the Company’s outstanding common stock as a result of the share exchange in the reincorporation merger.

7.    Stock Repurchases

          In January and February 2003, we redeemed 1,201,174 shares of common stock from certain stockholders for cash payments of $20,390 ($16.98 per share), which was recorded as treasury stock. The redemptions were funded by available cash reserves.

8.    Acquisitions

          In April 2003, the Company entered into an agreement with a health plan in Michigan to arrange for health care services for approximately 12,000 additional members. Effective August 1, 2003 approximately 9,400 members were transferred to the Company under the terms of this transaction.  On August 5, 2003 the Company made a payment in accordance with the terms of this transaction.

          In May 2003, the Company entered into an agreement with another health plan in Michigan to acquire the plan’s Medicaid contract and arrange for the health care services for approximately 40,000 additional members. In June, in accordance with the terms of the agreement, we placed a refundable deposit of  $3,750 (included in prepaid and other current assets) with this health plan.  This  transaction is  subject to regulatory approval. Should such approval be granted, we expect to enroll approximately 36,000 members as a result of this transaction.

          Total purchase consideration for the two transactions is expected to approximate $8,800.

9.    Subsequent Events

          In July 2003 we completed an initial public offering of our common stock.  We sold 7,590,000 shares, generating net proceeds of approximately $120,000 after deducting approximately $3,500 in fees, costs and expenses and $9,300 in the underwriters’ discount.

          In July 2003 we also completed a previously contemplated repurchase of an aggregate of 1,120,571 shares of the Company’s common stock from two stockholders for $17.50 per share, or an aggregate purchase price of $19,600.  Of such shares, the Company purchased 912,806 shares owned by the MRM GRAT 301/2 and 207,765 shares owned by the Mary R. Molina Living Trust.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

          The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and our audited financial statements for the year ended December 31, 2002, appearing in our Registration Statement on Form S-1 (No. 333-102268) filed with the Securities and Exchange Commission December 30, 2002, as amended.

          This discussion contains forward-looking statements that involve risks and uncertainties.  These forward-looking statements are often accompanied by words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” and similar expressions.  These statements include, without limitation, statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions and investments and the adequacy of our available cash resources.  Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

          Forward looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward looking statements as a result of, but not limited to, the following factors:

•	Government efforts to limit Medicaid expenditures.
•	Our dependence upon a relatively small number of government contracts and subcontracts for our revenue.
•	Our ability to control our medical costs and other operating expenses.
•	Our ability to accurately estimate incurred but not reported medical care costs.
•	Changes to government laws and regulations, or in the interpretation and enforcement of those laws and regulations.
•	Difficulties in managing, integrating and securing our information systems.
•	Difficulties in executing our acquisition strategy.
•	Ineffective management of our growth.
•	Superior financial resources of our competitors.
•	Restrictions and covenants in our credit facility that may impede our ability to make acquisitions and declare dividends.
•	Our dependence upon certain key employees.
•	Our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California.
•	State regulations that may impair our ability to upstream cash from our subsidiaries.

Overview

          We are a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals.  Our objective is to become the leading managed care organization in the United States focused primarily on serving people who receive health care benefits through state-sponsored programs for low income populations.

          We generate revenues primarily from premiums we receive from the states in which we operate. In the first six months of 2003 we received approximately 95% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations for which we operate as a subcontractor.  These premiums are recognized as premium revenue in the month members are entitled to receive health care services. We also received approximately 5% of our premium revenue from the Medicaid programs in Washington, Michigan and Utah for newborn deliveries, or birth income, on a per case basis recorded in the month the deliveries occur. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. Premium rates are periodically adjusted by the Medicaid programs.

          Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members in each of our service areas as of the dates indicated.

Market	As of June 30, 2003	As of June 30, 2002

California	258,000	249,000
Michigan	36,000	29,000
Utah	44,000	25,000
Washington	177,000	144,000

Total	515,000	447,000

          Other operating revenue primarily includes fee-for-service revenue generated by our clinics in California and savings sharing revenues in California and Michigan where we receive additional incentive payments from the states if inpatient medical costs are less than prescribed amounts.

          Our operating expenses include expenses related to medical care services and marketing, general and administrative, or MG&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

          Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals and providers of ancillary medical services, such as pharmacy, laboratory and radiology services. Medically related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24 hour on-call nurses, member services and compliance. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists and hospitals are paid on a fee-for-service basis. For the six months ended June 30, 2003  approximately 74% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis with the balance paid on a capitation basis. Physician providers not paid on a capitated basis are paid on a fee schedule set by the state or our contracts with our providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic related groups and case rates.

          Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience, inpatient hospital utilization data and prior authorization of medical services. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. We use the service of independent actuaries to review our estimates monthly and certify them quarterly. We believe our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates.

          MG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some of these services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting and legal and regulatory. Locally provided functions include marketing, plan administration and provider relations. Included in MG&A expenses are premium taxes for the Washington and (beginning in the second quarter of  2003)  Michigan health plans, as those states assesses taxes based on premium revenue rather than income.

Results of Operations

          The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total operating revenue. The medical care ratio is shown as a percentage of premium and other operating revenue because there is a direct relationship between the premiums and other operating revenue earned and the cost of health care.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Premium revenue	99.2%	99.5%	99.4%	99.4%
Other operating revenue	0.6%	0.2%	0.4%	0.2%
Investment income	0.2%	0.3%	0.2%	0.4%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	82.5%	82.4%	83.7%	83.9%
Marketing, general and administrative expenses	7.9%	8.2%	7.8%	8.3%
Operating income	9.0%	9.2%	8.0%	7.6%
Net income	5.6%	5.5%	4.9%	4.6%

 Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Premium Revenue

          Premium revenue for the quarter ended June 30, 2003 increased 28.9%, or $43.4 million, to $193.5 million from $150.1 million for the same period of the prior year. $28.7 million of the increase was attributable to membership growth, which increased 15.2% to 515,000 members at June 30, 2003 from 447,000 members at the same date of the prior year. Membership growth was concentrated in our Washington and Utah HMOs. Of the additional revenue, $14.7 million was attributable to increases in premium rates and proportionally greater increases in membership in those states with higher premium rates.  At June 30, 2003, 50.1% of our membership was in the state of California, where premiums on a per member per month basis are substantially less than in Washington, Michigan and Utah.  At June 30, 2002 California membership comprised 55.7 % of our total enrollment.

     Other Operating Revenue

          Other operating revenue increased to $1.1 million for the quarter ended June 30, 2003 from $.3 million for the prior year, principally as a result of the recognition of $.7 million in savings sharing income from the state of Michigan.

     Investment Income

          Investment income for the quarter ended June 30, 2003 decreased to $.3 million from $.5 million for the same period of the prior year due to lower investment yields, which were partially offset by greater invested balances.

     Medical Care Costs

          Medical care costs for the quarter ended June 30, 2003 increased 29.6% or $36.7 million to $160.6 million from $123.9 million for the same period of the prior year. The increase was attributable to growth in membership. The medical care ratio for the quarter ended June 30, 2003 increased to 82.5% from 82.4% for the same period of the prior year. The increase in the medical care ratio was due to an increase in physician and specialist expense, offset in part by decreases in pharmacy and hospital expenses. The medical care ratio was adversely affected by changes in provider contracting practices relative to some of our Washington HMO’s membership, coupled with a change in the state of Washington’s methodology for compensating us for certain health care costs reimbursed by the Supplemental Security Income program.

     Marketing, General and Administrative Expenses

          MG&A expenses for the quarter ended June 30, 2003 increased 25.2% to $15.4 million from $12.3 million for the same period of the prior year. The increase was primarily due to additional employees required to support our growing membership base.  Administrative payroll expenses increased to $12.5 million for the quarter ended June 30, 2003 from $10.3 million for the comparable period in 2002.  Premium taxes increased to $2.3 million during the quarter ended June 30, 2003 from $1.2 million during the same period last year. This increase was due to membership growth in our Washington health plan, which pays premium taxes on revenue in lieu of state income taxes, and adoption of a similar practice by the state of Michigan in the second quarter of 2003.  Our marketing, general and administrative expenses as a percentage of operating revenue decreased to 7.9% for the quarter ended June 30, 2003, from 8.2% in the same period of the prior year as we were able to leverage existing administrative infrastructure and spread the costs over a growing membership base.  Excluding premium taxes, marketing, general and administrative expenses decreased to 6.7% of operating revenue for the quarter ended June 30, 2003 compared to 7.4% of operating revenue for the quarter ended June 30, 2002.

     Depreciation and Amortization

          Depreciation and amortization expense for the quarter ended June 30, 2003 increased to $1.4 million from $.7 million for the same period of the prior year. The increase was primarily due to amortization expense recorded by the Washington health plan resulting from intangible assets that were acquired through the assignment of Medicaid contracts in July 2002. These assets are amortized over the related contract terms (including renewal periods), not exceeding 18 months.

     Interest Expense

          Interest expense increased to $.6 million for the quarter ended June 30, 2003 from $.25 million for the same period of the prior  year.   Interest expense increased due to the amortization of loan fee expense associated with our credit facility, as well as the payment of interest on amounts borrowed under that facility.  Interest expense was reduced by our settlement of a mortgage note in the second quarter of 2003.

     Provision for Income Taxes

          Income tax expense increased 14.5%, or $0.8 million, to $6.0 million for the second quarter of 2003, from $5.3 million in the second quarter of  2002.  The increase in income tax expense is principally due to a 24.5% increase in pretax income.  The effective tax rate decreased to 35.6% in the second quarter of 2003 from 38.7% in the second quarter of 2002 due to a $0.6 million increase in economic development credits recognized during the second quarter of 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Premium Revenue

          Premium revenue for the six months ended June 30, 2003 increased 31.1%, or $91.3 million, to $384.9 million from $293.6 million for the same period of the prior year. $62.0 million of the increase was attributable to membership growth, which increased 15.2% to 515,000 members at June 30,  2003 from 447,000 members at the same date of the prior year. Membership growth was concentrated in our Washington and Utah HMOs. Of the additional revenue $29.3 million was attributable to increases in premium rates and proportionally greater increases in membership in those states with higher premium rates. At June 30, 2003, 50.1% of our membership was in the state of California, where premiums on a per member per month basis are substantially less than in Washington, Michigan and Utah.  At June 30, 2002 California membership comprised 55.7 % of our total enrollment.

     Other Operating Revenue

          Other operating revenue increased to $1.5 million for the six months ended June 30, 2003 from $.6 million for the prior year, principally as a result of the recognition of $.7 million in savings sharing income from the state of Michigan.

     Investment Income

          Investment income for the six months ended June 30, 2003 decreased to $.7 million from $1.1 million for the same period of the prior year due to lower investment yields, which were partially offset by greater invested balances.

     Medical Care Costs

          Medical care costs for the six months ended June 30, 2003 increased 31.0% or $76.5 million to $323.3 million from $246.8 million for the same period of the prior year. The increase was attributed to growth in membership. The medical care ratio for the six months ended June 30, 2003 decreased to 83.7% from 83.9% for the same period of the prior year. The decrease in the medical care ratio was due to a decrease in pharmacy and physician expense offset in part by an increase in specialty expense. The medical care ratio was adversely affected by changes in provider contracting practices relative to some of our Washington HMO’s membership, coupled with a change in the state of Washington’s methodology for compensating us for certain health care costs reimbursed by the Supplemental Security Income program.

     Marketing, General and Administrative Expenses

          MG&A expenses for the six months ended June 30, 2003 increased 22.3% to $30.1 million from $24.6 million for the same period of the prior year. The increase was primarily due to additional employees required to support our growing membership base.  Administrative payroll expenses increased to $24.9 million for the six months ended June 30, 2003 from $20.6 million for the comparable period in 2002. Premium taxes increased to $3.8 million during the six months ended June 30, 2003 from $2.4 million during the same period last year. This increase was due to membership growth in our Washington health plan, which pays premium taxes on revenue in lieu of state income taxes, and the adoption of a similar practice by the state of Michigan in the second quarter of 2003.  Our marketing, general and administrative expenses as a percentage of operating revenue decreased to 7.8% for the six months ended June 30, 2003, from 8.3% in the same period of the prior year.  As noted above, we were able to leverage existing administrative infrastructure and spread the costs over a growing membership base, thereby reducing such costs as a percentage of operating revenue. Excluding premium taxes, marketing, general and administrative expenses decreased to 6.8% of operating revenue for the six months ended June 30, 2003 compared to 7.5% of operating revenue for the six months ended June 30, 2002.

     Depreciation and Amortization

          Depreciation and amortization expense for the six months ended June 30, 2003 increased to $2.7 million from $1.4 million for the same period of the prior year. The increase was primarily due to amortization expense recorded by the Washington health plan resulting from intangible assets that were acquired through the assignment of Medicaid contracts in July 2002. These assets are amortized over the related contract terms (including renewal periods), not exceeding 18 months.

     Interest Expense

          Interest expense increased to $.75 million for the six months ended June 30, 2003 from $.33 million for the comparable period of 2002.  Interest expense increased due to the amortization of loan fee expense associated with our credit facility, as well as the payment of interest on amounts borrowed under that facility.  Interest expense was reduced by our settlement of a mortgage note in the second quarter of 2003.

     Provision for Income Taxes

          Income tax expense increased 31.7%, or $2.7 million, to $11.3 million for the six months ended June 30, 2003 from $8.6 million for the six months ended June 30, 2002.  The increase in income tax expense is principally due to a 37.1% increase in pretax income.  The effective tax rate decreased to 37.5% for the six months ended June 30, 2003 from 39.0% for the six months ended June 30, 2002 due to a $0.6 million increase in economic development credits recognized during 2003.

Liquidity and Capital Resources

          Since our formation, we have principally financed our operations and growth through internally generated funds. We generate cash from premium revenue, services provided on a fee-for-service basis at our clinics and investment income. Our primary uses of cash include the payment of expenses related to medical care services and MG&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

          Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of June 30, 2003, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities with maturities of up to twelve months The average annualized portfolio yield for the six months ended June 30, 2003 and 2002 was approximately 1.0% and 1.9%, respectively.

          Net cash provided by operations was $14.8 million for the six months ended June 30, 2003 and $18.1 million for the six months ended June 30, 2002.   Because we generally receive premium revenue in advance of payment for the related medical care costs, our cash available has increased during periods when we experienced enrollment growth. Our ability to support the increase in membership with existing infrastructure also allows us to retain a larger portion of the additional premium revenue as profit. At June 30, 2003 we had working capital of $77.4 million as compared to  $74.6 million at December 31, 2002.

          At June 30, 2003 and December 31, 2002, respectively, cash and cash equivalents were $133.6 million and $139.3 million.

          Our subsidiaries are required to maintain minimum capital prescribed by various jurisdictions in which we operate. As of June 30, 2003, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2003. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

          In July 2003 we completed an initial public offering of our common stock.  We sold 7,590,000 shares, generating net proceeds of approximately $120 million after deducting approximately $3.5 million in fees and $9.3 million in the underwriters’ discount.

Regulatory Capital and Dividend Restrictions

          Our principal operations are conducted through the four HMO subsidiaries operating in California, Washington, Michigan and Utah, respectively.  The HMOs are subject to state laws that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders.

          The National Association of Insurance Commissioners adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules.  These HMO rules, which may vary from state to state, have been adopted in Washington, Michigan and Utah. California has not adopted risk based capital requirements for HMOs and has not formally given notice of any intention to do so. The National Association of Insurance Commissioners’ HMO rules, if adopted by California, may increase the minimum capital required for that state.

          As of June 30, 2003, our HMOs had aggregate statutory capital and surplus of approximately $77.1 million, compared with the required minimum aggregate statutory capital and surplus of approximately $30.8 million. All of our HMOs were in compliance with the minimum capital requirements.

Credit Facility

          We entered into a credit agreement dated as of March 19, 2003, under which a syndicate of lenders provided a $75.0 million senior secured revolving credit facility. We plan to use this credit facility for general corporate purposes and acquisitions. During the first six months of 2003 we borrowed a total of $8.5 million under this credit facility, and repaid the entire amount in July of 2003 with proceeds from our initial public offering of common stock.

          Banc of America Securities LLC and CIBC World Markets Corp. are co-lead arrangers of the credit facility. Bank of America, N.A. is the administrative agent of the credit facility and CIBC World Markets Corp. is the syndication agent. Bank of America, NA, CIBC Inc., an affiliate of CIBC World Markets Corp., Societe Generale, U.S. Bank National Association and East West Bank, are lenders under the credit facility.  The interest rate per annum under the credit facility was initially (a) LIBOR plus a margin ranging from 225 to 275 basis points or (b) the higher of (i) Bank of America prime or (ii) the federal funds rate plus 0.50%, plus a margin ranging from 125 to 175 basis points.  Because our initial public offering of common stock raised net proceeds in excess of $50 million, the interest rate margin has been reduced to (A) 200 to 250 basis points for LIBOR rate loans or (B) 100 to 150 basis points for base rate loans.  The credit facility includes a sublimit for the issuance of standby and commercial letters of credit to be issued by Bank of America, NA  All amounts borrowed under the credit facility are due and payable in full by March 20, 2006.  The credit facility is secured by substantially all of our parent company’s real and personal property and the real and personal property of our non-HMO subsidiary and, subject to certain limitations, all shares of our Washington HMO subsidiary and both of our Utah subsidiaries. The credit facility requires us to perform within covenants and requires approval of certain acquisitions above certain prescribed thresholds . We also are subject to customary terms and conditions and have incurred and will incur customary fees in connection with the credit facility.

Redemptions

          In January and February 2003, prior to our initial public offering of common stock, we redeemed an aggregate of 1,201,174 shares of our common stock at $16.98 per share from Janet M. Watt, Josephine M. Battiste, the Mary R. Molina Living Trust, the Mary Martha Molina Trust (1995), the Janet M. Watt Trust (1995) and the Josephine M. Molina Trust (1995).  Prior to the redemption, these stockholders held a combined interest of 40.0%, which was reduced to 36.2% as a result of the redemption. The total cash payment of $20.39 million was made from available cash reserves. The remainder beneficiaries of the Mary R. Molina Living Trust are J. Mario Molina, M.D., John C. Molina, J.D., M. Martha Bernadett, MD, Janet M. Watt and Josephine M. Battiste.

          In July, 2003 we completed a previously contemplated repurchase of an aggregate of 1,120,571 shares of the Company’s common stock from two stockholders for $17.50 per share or an aggregate purchase price of $19.6 million.  Of such shares, the Company purchased 912,806 shares owned by the MRM GRAT 301/2 and 207,765 shares owned by the Mary R. Molina Living Trust.  The remainder beneficiaries of the MRM GRAT 301/2 and the Mary R. Molina Living Trust are J. Mario Molina, MD, John C. Molina, JD, M. Martha Bernadett, MD, Janet M. Watt and Josephine M. Battiste.

Critical Accounting Policies

          When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. However, one of our accounting policies is particularly important to the portrayal of our financial position and results of operations and requires the application of significant judgment by our management; as a result, it is subject to an inherent degree of uncertainty.

          Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us, or IBNR. We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The estimation methods and the resulting reserves are continually reviewed and updated, and adjustments, if necessary, are reflected in the period known. We also record reserves for estimated referral claims related to medical groups under contract with us who are financially troubled or insolvent and who may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses are not expected to be significant.   In applying this policy, our management uses judgment to determine the appropriate assumptions to be used in the determination of the required estimates. While we believe our estimates are adequate, it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of the medical claims liabilities, we consider our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources as appropriate.

          The following table shows the components of the change in medical claims and benefits payable for the six-month periods ending June 30, 2003 and 2002:

	2003	2002

Balances at beginning of period	$90,811	$64,100
Components of medical care costs related to:
Current year	332,352	254,609
Prior years	(9,027)	(7,807)

Total medical care costs	323,325	246,802
Payments for medical care costs related to:
Current year	246,177	192,112
Prior years	66,280	45,325

Total paid	312,457	237,437

Balances at end of period	$101,679	$73,465

Inflation

          According to U.S. Bureau of Labor Statistics Data, the national health care cost inflation rate has exceeded the general inflation rate for the last four years. We use various strategies to mitigate the negative effects of health care cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services.

          While we currently believe our strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and customers, applicable regulations or other factors may affect our ability to control health care costs.

Compliance Costs

          The Health Insurance Portability and Accounting Act of 1996, the federal law designed to protect health information, contemplates establishment of physical and electronic security requirements for safeguarding health information. The US Department of Health and Human Services finalized regulations, effective April 2003 establishing security requirements for health information. Such requirements may lead to additional costs related to the implementation of additional systems and programs that we have not yet identified.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Concentrations of Credit Risk

          Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables and restricted investments.  We invest a substantial portion of its cash in the CADRE Affinity Fund and CADRE Reserve Fund (CADRE Funds), a portfolio of highly liquid money market securities.  The CADRE Funds are a series of funds managed by the CADRE Institutional Investors Trust (Trust), a Delaware business trust registered as an open-end management investment.  Restricted investments are invested principally in certificates of deposit and treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which the HMO subsidiaries operate.

          As of June 30, 2003, we had cash and cash equivalents of $133.6 million and restricted investments of $2.0 million.  The cash equivalents consist of highly liquid securities with original maturities of up to three months and the restricted investments consists of interest-bearing deposits required by the respective states in which we operate.  These investments are subject to interest rate risk and will decrease in value if market rates increase.  All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates.  Declines in interest rates over time will reduce our investment income.

Item 4.  Controls and Procedures

          Our Chief Executive Officer and our Chief Financial Officer have concluded, based upon their evaluation as of the end of the period covered by the report, that the Company’s "disclosure controls and procedures" (as defined in Rules 13(a)-15(e) and 15d-14(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II -OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(a)	Changes in Securities

On June 26, 2003 the Company merged with and reincorporated into a newly formed Delaware corporation, which is the surviving corporation.

(b)	Use of Proceeds from Initial Public Offering

On July 8, 2003 we completed our initial public offering of 7,590,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation as co-manager.  The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-102268, which was declared effective by the Securities and Exchange Commission on July 1, 2003.  The offering commenced on July 2, 2003.  All of the 7,590,000 shares sold by the Company were issued at a price of $17.50 per share.  We received net proceeds from the offering of approximately $120 million, after deducting approximately $3.5  million in fees and expenses and approximately $9.3 million in the underwriters’ discount.  We used a portion of the proceeds from the offering to repay the balance of $8.5 million on our long-term debt facility and to complete a previously contemplated repurchase of an aggregate of 1,120,571 shares of the Company’s common stock from two stockholders for $17.50 per share, or an aggregate purchase price of $19.6 million.  The Company purchased 912,806 shares owned by the MRM GRAT 301/2 and 207,765 shares owned by the Mary R. Molina Living Trust.  The remainder beneficiaries of the Mary R. Molina Living Trust are J. Mario Molina, M.D., John C. Molina, J.D., M. Martha Bernadett, MD, Janet M. Watt and Josephine M. Battiste.  We intend to use the balance of approximately $91.9 million of such net proceeds for general corporate purposes, including potential acquisitions.

Item 5.	Other Information.

On July 31, 2003, our California subsidiary transferred by dividend ownership of our Michigan subsidiary to us, causing our Michigan subsidiary to become our direct, wholly-owned subsidiary.

In April 2003, the Company entered into an agreement with a health plan in Michigan to arrange for health care services for approximately 12,000 additional members.  Effective August 1, 2003 approximately 9,400 members were transferred to the Company under the terms of this transaction.  On August 5, 2003 the Company made a payment in accordance with the terms of this transaction.

In May 2003, the Company entered into an agreement with another health plan in Michigan to acquire the plan’s Medicaid contract and arrange for the health care services for approximately 40,000 additional members. In June, in accordance with the terms of the agreement, we placed a refundable deposit of  $3.75 million with this health plan. This transaction is subject to regulatory approval. Should such approval be granted, we expect to enroll approximately 36,000 members as a result of this transaction.

Total purchase consideration for the two transactions is expected to approximate $8.8 million.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

Exhibit No.	Title

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K.

          No reports on Form 8-K have been filed during the quarter for which the report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

August 12 , 2003	/s/ J. MARIO MOLINA

Date	J. Mario Molina, M.D. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

August 12, 2003	/s/ JOHN C. MOLINA

Date	John C. Molina, J.D. Executive Vice President, Financial Affairs, Chief Financial Officer and Treasurer (Principal Financial Officer)