Form 10-Q
period 2003-09-30
MOLINA HEALTHCARE INC
filed 2003-11-14
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of November 11, 2003, was 25,268,255.

MOLINA HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30 2003	December 31 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,205	$139,300
Investments	62,297	—
Receivables	50,085	29,591
Income taxes receivable	127	904
Deferred income taxes	1,787	2,083
Prepaid and other current assets	14,304	5,682

Total current assets	289,805	177,560
Property and equipment, net	17,193	13,660
Goodwill and intangible assets, net	5,657	6,051
Restricted investments	2,000	2,000
Deferred income taxes	1,951	2,287
Advances to related parties and other assets	4,343	3,408

Total assets	$320,949	$204,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Medical claims and benefits payable	$97,362	$90,811
Accounts payable and accrued liabilities	13,405	12,074
Current maturities of long-term debt	—	55

Total current liabilities	110,767	102,940
Long-term debt, less current maturities	—	3,295
Other long-term liabilities	2,180	3,464

Total liabilities	112,947	109,699
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 20,000,000 shares at December 31, 2002 and 25,268,255 shares at September 30, 2003	25	5
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	102,410	—
Accumulated other comprehensive income	44	—
Retained earnings	125,913	95,262
Treasury stock (1,201,174 shares, at cost)	(20,390)	—

Total stockholders’ equity	208,002	95,267

Total liabilities and stockholders’ equity	$320,949	$204,966

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Revenue:
Premium revenue	$196,653	$172,127	$581,549	$465,716
Other operating revenue	400	863	1,932	1,484
Investment income	473	273	1,135	1,330

Total operating revenue	197,526	173,263	584,616	468,530

Expenses:
Medical care costs:
Medical services	54,022	46,487	161,325	130,492
Hospital and specialty services	91,624	79,664	274,365	214,895
Pharmacy	16,090	13,619	49,371	41,185

Total medical care costs	161,736	139,770	485,061	386,572
Marketing, general and administrative expenses	16,599	13,214	46,730	37,844
Depreciation and amortization	1,598	1,278	4,289	2,669

Total expenses	179,933	154,262	536,080	427,085

Operating income	17,593	19,001	48,536	41,445

Other income (expense):
Interest expense	(398)	121	(1,150)	(213)
Other, net	32	(21)	106	(56)

Total other expense	(366)	100	(1,044)	(269)

Income before income taxes	17,227	19,101	47,492	41,176
Provision for income taxes	5,503	6,968	16,841	15,576

Net income	$11,724	$12,133	$30,651	$25,600

Net income per share:
Basic	$0.46	$0.61	$1.45	$1.28

Diluted	$0.46	$0.59	$1.42	$1.24

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine months ended September 30
	2003	2002
Operating activities
Net income	$30,651		$25,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,289		2,669
Amortization of capitalized credit facility fees	367		—
Deferred income taxes	605		(1,786)
Stock-based compensation	1,236		553
Loss on disposal of property and equipment	—		36
Changes in operating assets and liabilities:
Receivables	(20,494)		(10,918)
Prepaid and other current assets	(7,993)		(1,907)
Medical claims and benefits payable	6,551		21,397
Accounts payable and accrued liabilities	1,331		(328)
Income taxes payable (receivable)	777		(856)

Net cash provided by operating activities	17,320		34,460

Investing activities
Purchase of equipment	(6,082)		(2,550)
Purchases of investments	(81,226)		—
Dispositions and maturities of investments	19,000		—
Other long-term liabilities	(105)		44
Net cash paid in purchase transactions	(1,346)		(3,250)
Advances to related parties and other assets	(44)		(815)

Net cash used in investing activities	(69,803)		(6,571)

Financing activities
Issuance of common stock	119,625		—
Payment of credit facility fees	(1,887)		—
Repayment of mortgage note	(3,350)		—
Principal payments on notes payable	—		(38)
Purchase and retirement of common stock	(19,610)		—
Purchase of treasury stock	(20,390)		—

Net cash provided by (used for) financing activities	74,388		(38)

Net increase (decrease) in cash and cash equivalents	21,905		27,851
Cash and cash equivalents at beginning of period	139,300		102,750

Cash and cash equivalents at end of period	$161,205		$130,601

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$15,480		$18,218

Interest	$530		$208

Schedule of non-cash investing and financing activities:
Reclassification of accrued stock compensation expense to additional paid-in capital	$2,415	$

Unrealized gain on investments	$71		—
Deferred taxes	(27)		—

Increase in stockholders’ equity	$44		—

Fair value of assets acquired	$1,346		$3,250

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

September 30, 2003

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

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25. The Company has elected to continue to account for stock-based compensation using the intrinsic-value method according to APB Opinion No. 25.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions to stock-based employee compensation.

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net income, as reported	$11,724	$12,133	$30,651	$25,600
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for all awards	541	109	773	346
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards	(889)	(154)	(1,275)	(483)

Net adjustment	(348)	(45)	(502)	(137)

Net income, as adjusted	$11,376	$12,088	$30,149	$25,463

Earnings per share:
Basic—as reported	$.46	$.61	$1.45	$1.28

Basic—as adjusted	$.45	$.60	$1.42	$1.27

Diluted—as reported	$.46	$.59	$1.42	$1.24

Diluted—as adjusted	$.44	$.58	$1.40	$1.23

The fair value of the options was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions used: a risk-free interest rate of 4.00% in 2003; a dividend yield of 0% and expected option lives of 120 months.

Upon completion of our initial public offering of common stock (see Note 9) all options to purchase shares of our common stock vested immediately. Compensation expense of $866, which had previously been deferred, was recognized as expense and included in marketing, general and administrative expense for the quarter ended September 30, 2003. In addition, approximately $2.4 million of accrued stock option compensation expense (which included the aforementioned $866 charge in the third quarter of 2003) was reclassified from other long-term liabilities to additional paid-in capital.

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Shares outstanding at the beginning of the period	18,798,826	20,000,000	20,000,000	20,000,000
Weighted-average number of shares issued	7,507,500	—	2,530,000	—
Weighted-average number of shares acquired	(1,023,130)	—	(1,332,894)	—

Denominator for basic earnings per share	25,283,196	20,000,000	21,197,106	20,000,000
Dilutive effect of employee stock options(1)	456,768	738,215	395,347	720,000

Denominator for diluted earnings per share	25,739,964	20,738,215	21,592,453	20,720,000

(1)	All options to purchase common shares were included in the calculation of diluted earnings per share in accordance with the treasury-stock method because their exercise prices were at or below the average fair value of the common shares for each of the periods presented.

New Accounting Pronouncements

On January 17, 2003, FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”, was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities. The guidance applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003, and was applicable in the first quarter of 2003 to interests in variable interest entities acquired after January 31, 2003. Variable interest entities are entities that are controlled by means other than voting rights. We have determined that we own no interest in any variable interest entity.

In April 2003, SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. SFAS No. 149 amends and clarifies SFAS No. 133 to improve financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003; except that certain provisions relating to forward purchases and sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial statements.

3. Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary are comprised of the following:

	September 30, 2003	December 31, 2002
California HMO	$11,872	$11,501
Utah HMO	32,198	12,624
Other	6,015	5,466

Total receivables – operating subsidiaries	$50,085	$29,591

Substantially all receivables due our California HMO at September 30, 2003 and December 31, 2002, were collected in October and January, respectively, of 2003. Effective July 1, 2002 we entered into an agreement with the state of Utah calling for the reimbursement of the Utah HMO in an amount equal to the amount of medical costs incurred in serving our members plus an administrative fee of 9% of medical costs and all or a portion of any cost savings realized, as defined in the agreement. Our Utah health plan bills the state of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the state also includes amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid.

4. Long-Term Debt

The Company entered into a credit agreement dated as of March 19, 2003, under which a syndicate of lenders provided a $75,000 senior secured credit facility. Interest on any amount outstanding under such facility is payable monthly at a rate per annum of (a) LIBOR plus a margin ranging from 200 to 250 basis points or (b) the higher of (i) Bank of America prime or (ii) the federal funds rate plus 0.50%, plus a margin ranging from 100 to 150 basis points. All borrowings under the credit facility are due and payable in full by March 20, 2006. The credit facility is secured by substantially all of our parent company’s real and personal property and the real and personal property of one of our Utah subsidiaries and, subject to certain limitations, all shares of our Washington HMO subsidiary, our Michigan HMO subsidiary and both of our Utah subsidiaries.

At September 30, 2003, no amounts were outstanding under the credit facility.

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

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through the four HMO subsidiaries operating in California, Washington, Michigan and Utah, respectively. The HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to the Company. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances or cash dividends was $32,100 at September 30, 2003, and $30,100 at December 31, 2002. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. These new HMO rules, which may vary from state to state, were adopted by the Washington, Michigan and Utah HMO subsidiaries in 2001. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. The NAIC’s HMO rules, if adopted by California, may increase the minimum capital required for that state.

As of September 30, 2003, our HMOs had aggregate statutory capital and surplus of approximately $79,800, compared with the required minimum aggregate statutory capital and surplus of approximately $32,100. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that total adjusted capital continues to meet regulatory requirements.

On July 31, 2003, our California subsidiary, by dividend, transferred to us ownership of our Michigan subsidiary, causing our Michigan subsidiary to become our direct, wholly-owned subsidiary.

6. Recapitalization

On June 26, 2003, the Company reincorporated in the state of Delaware. These financial statements reflect the effect of a 40-for-1 split of the Company’s outstanding common stock as a result of the share exchange in the reincorporation merger.

7. Stock Repurchases

In January and February 2003, we purchased 1,201,174 shares of our common stock from certain stockholders for $16.98 per share, or an aggregate purchase price of $20,390. These shares are held as treasury stock.

In July 2003 we purchased 1,120,571 shares of our common stock from two stockholders for $17.50 per share, or an aggregate purchase price of $19,610. These shares were retired immediately upon purchase.

8. Acquisitions

In April 2003, we entered into an agreement with a health plan in Michigan to arrange for health care services for approximately 12,000 additional members. Effective August 1, 2003 approximately 9,400 members were transferred to the Company under the terms of this transaction. On August 5, 2003 the Company made a payment in accordance with the terms of this transaction.

In May 2003, we entered into an agreement with another health plan in Michigan to acquire the plan’s Medicaid contract and arrange for health care services for approximately 40,000 additional members. In June and September, in accordance with the terms of the agreement, we placed refundable deposits (included in prepaid and other current assets) with this health plan. Effective October 1, 2003 approximately 32,000 members were transferred to the Company under the terms of this agreement.

Total purchase consideration for the two transactions was approximately $8,800.

9. Initial Public Offering

In July 2003 we completed an initial public offering of our common stock. We sold 7,590,000 shares, generating net proceeds of approximately $119,600 after deducting approximately $3,900 in fees, costs and expenses and $9,300 in the underwriters’ discount.

10. Income Taxes

We have pursued various strategies in 2003 to reduce our federal, state and local taxes. In the three and nine-month periods ended September 30, 2003, recognition of state tax credits reduced our tax provision by approximately $1.2 million, or $.05 per diluted share, and approximately $1.5 million, or $.07 per diluted share, respectively. Approximately $1.0 million, or $.04 per diluted share and $.05 per diluted share for the quarter and nine months, respectively, ended September 30, 2003, of the reduction in tax expense related to prior periods. MG&A expense for the quarter and for the nine months ended September 30, 2003 includes approximately $300,000 of tax consulting expense incurred in connection with this effort.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward- Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and our audited financial statements for the year ended December 31, 2002 appearing in our Registration Statement on Form S-1 (No. 333-102268) filed with the Securities and Exchange Commission on December 30, 2002, as amended.

This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will” and similar expressions. These statements include, without limitation, statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions and investments and the adequacy of our available cash resources. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors, that may affect our business. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

Forward looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward looking statements as a result of, but not limited to, the following factors:

•	Government efforts to limit Medicaid expenditures.

•	Our dependence upon a relatively small number of government contracts and subcontracts for our revenue.

•	Uncertainty regarding our ability to control our medical costs and other operating expenses.

•	Uncertainty regarding our ability to accurately estimate incurred but not reported medical care costs.

•	Changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations.

•	Difficulties in managing, integrating and securing our information systems.

•	Difficulties in executing our acquisition strategy.

•	Ineffective management of our growth.

•	Superior financial resources of our competitors.

•	Restrictions and covenants in our credit facility that may impede our ability to make acquisitions and declare dividends.

•	Our dependence upon certain key employees.

•	Our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California.

•	State regulations that may impair our ability to upstream cash from our subsidiaries.

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

We generate revenues primarily from premiums we receive from the states in which we operate. In the first nine months of 2003 we received approximately 95% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations for which we operate as a subcontractor. These premiums are recognized as premium revenue in the month members are entitled to receive health care services. We also received approximately 5% of our premium revenue from the Medicaid programs in Washington, Michigan and Utah for newborn deliveries, or birth income, on a per case basis recorded in the month the deliveries occur. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. Premium rates are periodically adjusted by the Medicaid programs.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members in each of our service areas as of the dates indicated.

Market	As of September 30, 2003	As of September 30, 2002
California	256,000	252,000
Michigan	47,000	29,000
Utah	46,000	40,000
Washington	181,000	157,000

Total	530,000	478,000

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

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals and providers of ancillary medical services, such as pharmacy, laboratory and radiology services. Medically related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24 hour on-call nurses, member services and compliance. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists and hospitals are paid on a fee-for-service basis. For the nine months ended September 30, 2003, approximately 75% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers not paid on a capitated basis are paid on a fee schedule set by the state or our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic related groups and case rates.

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

MG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some MG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting and legal and regulatory. Locally provided functions include marketing, plan administration and provider relations. Included in MG&A expenses are premium taxes for the Washington and (beginning in the second quarter of 2003) Michigan health plans, as those states assesses taxes based on premium revenue.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Premium revenue	99.6%	99.3%	99.5%	99.4%
Other operating revenue	0.2%	0.5%	0.3%	0.3%
Investment income	0.2%	0.2%	0.2%	0.3%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	82.1%	80.8%	83.1%	82.7%
Marketing, general and administrative expenses	8.4%	7.6%	8.0%	8.1%
Operating income	8.9%	11.0%	8.3%	8.8%
Net income	5.9%	7.0%	5.2%	5.5%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Premium Revenue

Premium revenue for the quarter ended September 30, 2003 increased 14.3%, or $24.6 million, to $196.7 million from $172.1 million for the same period of the prior year. Membership growth contributed $19.8 million to the increase in revenue. Revenue for the quarter ended September 30, 2002 included $4.4 million in additional premium revenue resulting from retroactive payments to us by the state of California as additional reimbursement for outpatient care. Enrollment increased 10.9% to 530,000 members at September 30, 2003 from 478,000 members at the same date of the prior year. Membership growth was concentrated in our Washington, Utah and Michigan HMOs. Effective August 1, 2003 our Michigan HMO added approximately 9,400 members as a result of transfer of members from another managed care organization. The remainder of the additional revenue, or $4.7 million, was attributable to increases in premium rates and proportionally greater increases in membership in those states with higher premium rates. At September 30, 2003, 48.3% of our membership was in California, where premiums on a per member per month basis are substantially less than in Washington, Michigan and Utah. At September 30, 2002 California membership comprised 52.7 % of our total enrollment. The California HMO provided approximately 35.3 % of our premium revenue for the three months ended September 30, 2003 and approximately 42.5% of our premium revenue for the three months ended September 30, 2002.

Other Operating Revenue

Other operating revenue decreased to $.4 million for the quarter ended September 30, 2003 from $.9 million for the prior year, principally as a result of decreased savings share revenue and fee for service revenue at our California HMO.

Investment Income

Investment income for the quarter ended September 30, 2003 increased to $.5 million from $..3 million for the quarter ended September 30, 2002. Investment income for the quarter ended September 30, 2002 was adversely affected by a $.2 million increase to a valuation allowance related to a receivable held by us in connection with a Collateral Assignment Split–Dollar Insurance Agreement to which we are party with the Molina Siblings Trust (a related party).

Medical Care Costs

Medical care costs for the quarter ended September 30, 2003 increased 15.7% or $21.9 million to $161.7 million from $139.8 million for the same period of the prior year. Medical care costs for the quarter ended September 30, 2002 were adversely affected by approximately $2.6 million in additional expense attributable to the previously mentioned $4.4 million of retroactive outpatient care premium revenue. Medical care costs for the quarter ended September 30, 2003 were decreased by a reduction to our accrual for such costs of approximately $.85 million. The increase in medical care costs in the quarter ended September 30, 2003 was attributable to growth in membership and to comparatively higher inpatient costs, particularly at our California HMO. The medical care ratio for the quarter ended September 30, 2003 increased to 82.1% from 80.8% for the same period of the prior year. The increase in the medical care ratio was primarily due to an increase in hospital expenses at our California HMO. Additionally, the Washington HMO’s 2003 medical costs were adversely affected by a change in the state of Washington’s methodology for compensating us for certain health care costs reimbursed by the Supplemental Security Income program.

Marketing, General and Administrative Expenses

MG&A expenses for the quarter ended September 30, 2003 increased 25.8% to $16.6 million from $13.2 million for the same period of the prior year. The increase was primarily due to an increase in premium taxes of $2.7 million, an increase in the number of employees and an increase in stock option compensation expense of approximately $.7 million, offset by lower bonus expense of approximately $.8 million. MG&A expense for the quarter ended September 30, 2002 was reduced by $1.3 million due to the settlement of certain litigation in the third quarter of that year. The increase in stock option expense of $.7 million was due to the vesting of certain stock options upon the completion of our initial public offering of common stock in July, 2003. Premium taxes increased to $2.7 million during the quarter ended September 30, 2003 from $1.3 million during the same period last year. This increase was primarily due to the imposition of such taxes in lieu of income taxes by the state of Michigan beginning in the second quarter of 2003; as well as membership growth in our Washington health plan, which has always incurred premium taxes. Our marketing, general and administrative expenses as a percentage of operating revenue increased to 8.4% for the quarter ended September 30, 2003, from 7.6% in the same period of the prior year. Excluding premium taxes, marketing, general and administrative expenses increased to 7.1% of operating revenue for the quarter ended September 30, 2003 compared to 6.9% of operating revenue for the quarter ended September 30, 2002.

Depreciation and Amortization

Depreciation and amortization expense for the quarter ended September 30, 2003 increased to $1.6 million from $1.3 million for the same period of the prior year. The increase was primarily due to increased capital spending for computer equipment and leasehold improvements.

Interest Expense

Interest expense increased to $.4 million for the quarter ended September 30, 2003 from a negative $.1 million for the same period of the prior year. Interest expense was negative for the quarter ended September 30, 2002 due to the year-to-date effect of the offset against investment income of the previously noted increase to a related party valuation allowance. .

Provision for Income Taxes

Income tax expense decreased 21.4%, or $1.5 million, to $5.5 million for the third quarter of 2003 from $7.0 million in the third quarter of 2002. The decrease in income tax expense is principally due to a 9.8% decrease in pretax income and a tax benefit of approximately $1.2 million in economic development credits related to the 2002 and 2003 tax years that were recognized during the third quarter of 2003. Of the $1.2 million tax benefit, approximately $1.0 million related to periods prior to the third quarter of 2003. Accordingly, the effective tax rate decreased to 31.9% for the three months ended September 30, 2003 from 36.5% for the three months ended September 30, 2002.

Nine months Ended September 30, 2003 Compared to Nine months Ended September 30, 2002

Premium Revenue

Premium revenue for the nine months ended September 30, 2003 increased 24.9%, or $115.8 million, to $581.5 million from $465.7 million for the same period of the prior year. Membership growth contributed $81.8 million to the increase in revenue. Enrollment increased 10.9% to 530,000 members at September 30, 2003 from 478,000 members at the same date of the prior year. Membership growth was concentrated in our Washington, Utah and Michigan HMOs. Effective August 1, 2003 our Michigan HMO added approximately 9,400 members as a result of transfer of members from another managed care organization. The remainder of the additional revenue, or $34.0 million, was attributable to increases in premium rates and proportionally greater increases in membership in those states with higher premium rates. At September 30, 2003, 48.3% of our membership was in California, where premiums on a per member per month basis are substantially less than in Washington, Michigan and Utah. At September 30, 2002 California membership comprised 52.7 % of our total enrollment. The California HMO provided approximately 35.8 % of our premium revenue for the nine months ended September 30, 2003 and approximately 42.3% of our premium revenue for the nine months ended September 30, 2002.

Other Operating Revenue

Other operating revenue increased to $1.9 million for the nine months ended September 30, 2003 from $1.5 million for the prior year. The increase was principally the result of the recognition of $.7 million in savings sharing income from the state of Michigan during the second quarter of 2003, partially offset by decreases in savings sharing income earned by the California HMO in 2003.

Investment Income

Investment income for the nine months ended September 30, 2003 decreased to $1.1 million from $1.3 million for the same period of the prior year due to lower investment yields, which were partially offset by greater invested balances.

Medical Care Costs

Medical care costs for the nine months ended September 30, 2003 increased 25.5% or $98.5 million to $485.1 million from $386.6 million for the same period of the prior year. The medical care ratio for the nine months ended September 30, 2003 increased to 83.1% from 82.7% for the same period of the prior year. The increase was attributable to growth in membership and to comparatively higher inpatient and specialty costs, most notably at our California HMO. Additionally, the Washington HMO’s 2003 medical costs were adversely affected by a change in the state of Washington’s methodology for compensating us for certain health care costs reimbursed by the Supplemental Security Income program. Please see “Critical Accounting Policies” below for a table showing the components of the change in medical claims and benefits payable for the nine-month periods ending September 30, 2003 and 2002.

Marketing, General and Administrative Expenses

MG&A expenses for the nine months ended September 30, 2003 increased 23.5%, or $8.9 million, to $46.7 million from $37.8 million for the same period of the prior year. The increase was primarily due to an increase in premium taxes, an increase in the number of employees, and the vesting of certain stock options upon the completion of our initial public offering, offset in part by lower bonus expense. Premium taxes increased to $6.5 million during the nine months ended September 30, 2003 from $3.7 million during the same period last year. This increase was primarily due to the imposition of such taxes by the state of Michigan beginning in the second quarter of 2003; as well as membership growth in our Washington health plan, which has always incurred premium taxes. Our marketing, general and administrative expenses as a percentage of operating revenue were 8.0% for the nine months ended September 30, 2003 as compared to 8.1% for the comparable period in 2002. Excluding premium taxes, marketing, general and administrative expenses decreased to 6.8% of operating revenue for the nine months ended September 30, 2003 compared to 7.3% of operating revenue for the nine months ended September 30, 2002.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2003 increased to $4.3 million from $2.7 million for the same period of the prior year. The increase was primarily due to increased capital spending for computer equipment and leasehold improvements.

Interest Expense

Interest expense increased to $1.15 million for the nine months ended September 30, 2003 from $.2 million for the comparable period of 2002. Interest expense increased due to the amortization of loan fee expense associated with our credit facility, as well as the payment of interest on amounts borrowed under that facility. Interest expense was reduced by our settlement of a mortgage note in the second quarter of 2003.

Provision for Income Taxes

Income tax expense increased 7.7%, or $1.2 million, to $16.8 million for the nine months ended September 30, 2003 from $15.6 million for the nine months ended September 30, 2002. The increase in income tax expense is principally due to a 15.3% increase in pretax income, partially offset by a tax benefit of approximately $1.5 million in economic development credits related to the 2002 and 2003 tax years that were recognized during the third quarter of 2003. Accordingly, the effective tax rate decreased to 35.5% for the nine months ended September 30, 2003 from 37.8% for the nine months ended September 30, 2002.

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

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of September 30, 2003, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. As of September 30, 2003, our investments (all of which are classified as current assets) consisted solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. Our investments are managed by three professional portfolio managers operating under documented investment guidelines.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities with maturities of up to 12 months The average annualized portfolio yield for the nine months ended September 30, 2003 and 2002 was approximately 1.0% and 1.8%, respectively.

Net cash provided by operations was $17.3 million for the nine months ended September 30, 2003 and $34.5 million for the nine months ended September 30, 2002. The decrease in net cash provided by operations for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002 was due to increase in accounts receivable of approximately $24.9 million at our Utah HMO, and a decrease in medical claims and benefits payable. Effective July 1, 2002, the Company entered into an agreement with the state of Utah calling for reimbursement of medical costs incurred in serving the Company’s members plus 9% of medical costs as an administrative fee. The Company bills the state of Utah monthly for actual paid healthcare claims plus the 9% administrative fee. Our receivable balance from the state also includes amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state until such claims are actually paid.

Because we generally receive premium revenue in advance of payment for the related medical care costs (with the exception of our Utah HMO), our cash available has increased during periods when we experienced enrollment growth. Our ability to support the increase in membership with existing infrastructure also allows us to retain a larger portion of the additional premium revenue as profit. At September 30, 2003 we had working capital of $179.0 million as compared to $74.6 million at December 31, 2002.

At September 30, 2003 and December 31, 2002, respectively, cash and cash equivalents were $161.2 million and $139.3 million. At September 30, 2003 our investments were $62.3 million. We had no investments at December 31, 2002.

Our subsidiaries are required to maintain minimum capital prescribed by various jurisdictions in which we operate. As of September 30, 2003, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2004. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

In July 2003 we completed an initial public offering of our common stock. We sold 7,590,000 shares, generating net proceeds of approximately $119.6 million after deducting approximately $3.9 million in fees and $9.3 million in the underwriters’ discount.

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

As of September 30, 2003, our HMOs had aggregate statutory capital and surplus of approximately $79,800, compared with the required minimum aggregate statutory capital and surplus of approximately $32,100. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that total adjusted capital continually meets regulatory requirements.

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

Banc of America Securities LLC and CIBC World Markets Corp. are co-lead arrangers of the credit facility. Bank of America, N.A. is the administrative agent of the credit facility and CIBC World Markets Corp. is the syndication agent. Bank of America, NA, CIBC Inc., an affiliate of CIBC World Markets Corp., Societe Generale, U.S. Bank National Association and East West Bank, are lenders under the credit facility. The interest rate per annum under the credit facility was initially (a) LIBOR plus a margin ranging from 225 to 275 basis points or (b) the higher of (i) Bank of America prime or (ii) the federal funds rate plus 0.50%, plus a margin ranging from 125 to 175 basis points. Because our initial public offering of common stock raised net proceeds in excess of $50 million, the interest rate margin has been reduced to (A) 200 to 250 basis points for LIBOR rate loans or (B) 100 to 150 basis points for base rate loans. The credit facility includes a sublimit for the issuance of standby and commercial letters of credit to be issued by Bank of America, NA All amounts that may be borrowed under the credit facility are due and payable in full by March 20, 2006. The credit facility is secured by substantially all of our parent company’s real and personal property and the real and personal property of our non-HMO subsidiary and, subject to certain limitations, all shares of our Washington HMO subsidiary, our Michigan HMO subsidiary and both of our Utah subsidiaries. The credit facility requires us to perform within covenants and requires approval of certain acquisitions above certain prescribed thresholds. The credit facility contains customary terms and conditions, and we have incurred and will incur customary fees in connection with the credit facility.

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

In July, 2003 we completed a previously contemplated repurchase of an aggregate of 1,120,571 shares of the Company’s common stock from two stockholders for $17.50 per share or an aggregate purchase price of $19.61 million. Of such shares, the Company purchased 912,806 shares owned by the MRM GRAT 301/2 and 207,765 shares owned by the Mary R. Molina Living Trust.

Critical Accounting Policies

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. One of our accounting policies is particularly important to the portrayal of our financial position and results of operations and requires the application of significant judgment by our management and, as a result, is subject to an inherent degree of uncertainty.

Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us, or IBNR. We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known. We also record reserves for estimated referral claims related to medical groups under contract with us that are financially troubled or insolvent and that may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses are not expected to be significant. In applying this policy, our management uses judgment to determine the appropriate assumptions for determining the required estimates. While we believe our estimates are adequate, it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources as appropriate.

The following table shows the components of the change in medical claims and benefits payable for the nine-month periods ended September 30, 2003 and 2002:

	2003	2002
Balances at beginning of period	$90,811	$64,100
Components of medical care costs related to:
Current year	495,507	393,812
Prior years	(10,446)	(7,240)

Total medical care costs	485,061	386,572
Payments for medical care costs related to:
Current year	409,293	317,182
Prior years	69,217	47,993

Total paid	478,510	365,175

Balances at end of period	$97,362	$85,497

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

Compliance Costs

The Health Insurance Portability and Accounting Act of 1996, the federal law designed to protect health information, contemplates establishment of physical and electronic security requirements for safeguarding health information. The US Department of Health and Human Services finalized regulations, effective April 2003, establishing security requirements for health information. Such requirements may lead to costs related to the implementation of additional systems and programs that we have not yet identified.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables and restricted investments. We invest a substantial portion of our cash in the CADRE Affinity Fund and CADRE Reserve Fund (CADRE Funds), a portfolio of highly liquid money market securities. The CADRE Funds are a series of funds managed by the CADRE Institutional Investors Trust (Trust), a Delaware business trust registered as an open-end management investment fund Our investments are managed by three professional portfolio managers operating under documented investment guidelines. Restricted investments are invested principally in certificates of deposit and treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our HMO subsidiaries operate.

As of September 30, 2003, we had cash and cash equivalents of $161.2 million, investments of $62.3 million and restricted investments of $2.0 million. The cash equivalents consist of highly liquid securities with original maturities of up to three months. Our investments (all of which are classified as current assets) consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Item 4. Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have concluded, based upon their evaluation as of the end of the period covered by the report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13(a)-15(e) and 15d-14(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II -OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(b)	Use of Proceeds from Initial Public Offering

On July 8, 2003 we completed our initial public offering of 7,590,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation as co-manager. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-102268, which was declared effective by the Securities and Exchange Commission on July 1, 2003. The offering commenced on July 2, 2003. All of the 7,590,000 shares sold by the Company were issued at a price of $17.50 per share. We received net proceeds from the offering of approximately $119.6 million, after deducting approximately $3.9 million in fees and expenses and approximately $9.3 million in the underwriters’ discount. We used a portion of the proceeds from the offering to repay the then outstanding balance of $8.5 million on our long-term debt facility and to complete a previously contemplated repurchase of an aggregate of 1,120,571 shares of the Company’s common stock from two stockholders for $17.50 per share, or an aggregate purchase price of $19.6 million. In such transaction, the Company purchased 912,806 shares owned by the MRM GRAT 301/2 and 207,765 shares owned by the Mary R. Molina Living Trust. In September, 2003, we used $3.75 million of the proceeds to complete the previously contemplated purchase of a Medicaid contract in Michigan. We intend to use the balance of approximately $87.75 million of such net proceeds for general corporate purposes, including potential acquisitions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Title

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The following reports on Form 8-K have been filed or furnished during the quarter ended September 30, 2003:

1.	Report on Form 8-K dated July 9, 2003, announcing the underwriters in our initial public offering had exercised their over allotment option.

2.	Report on Form 8-K dated July 10, 2003, announcing the previously contemplated repurchase of approximately 1.1 million shares of our common stock..

3.	Report on Form 8-K dated August 11, 2003, announcing our financial results for the quarter ended June 30, 2003.

4.	Report on Form 8-K dated September 4, 2003, announcing we had pledged the stock of our Michigan subsidiary to our lenders pursuant to the terms of our Credit Agreement dated March 19, 2003.

5.	Report on Form 8-K dated September 23, 2003, announcing we had amended and restated our bylaws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.

(Registrant)

November 14, 2003	/s/ J. MARIO MOLINA
Date	J. Mario Molina, M.D. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

November 14, 2003	/s/ JOHN C. MOLINA
Date	John C. Molina, J.D. Executive Vice President, Financial Affairs, Chief Financial Officer and Treasurer (Principal Financial Officer)