Form 10-K
period 2003-12-31
MOLINA HEALTHCARE INC
filed 2004-02-20
CIK 1179929

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-31719

MOLINA HEALTHCARE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-4204626
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Golden Shore Drive, Long Beach, California 90802

(Address of principal executive offices)

(562) 435-3666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of February 13, 2004 was approximately $219,823,178 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on such date).

As of February 13, 2004, approximately 25,418,255 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on or about May 12, 2004, are incorporated by reference into Part III of this Form 10-K.

MOLINA HEALTHCARE, INC.

Table of Contents

Form 10-K

PART I

Item 1: Business

Overview

We are a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. C. David Molina, M.D., founded our company in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. We recognized the growing need for more effective management and delivery of health care services to underserved Medicaid beneficiaries and became licensed as an HMO. We have grown over the past several years by taking advantage of attractive expansion opportunities. We established a Utah health plan in 1997, and later acquired health plans in Michigan and Washington. In July 2003 we completed our initial public offering of common stock. As of December 31, 2003, we had approximately 564,000 members.

Our members have distinct social and medical needs and are characterized by their cultural, ethnic and linguistic diversity. From our inception, we have designed our company to work with government agencies to serve low-income populations. Our success has resulted from our expertise in working with government agencies, our extensive experience with meeting the needs of our members, our 24 years of owning and operating primary care clinics, our cultural and linguistic expertise and our focus on operational and administrative efficiency.

Our annual revenue has increased from $135.9 million in 1998 to $793.5 million in 2003. Over the same period, our net income grew from $2.6 million to $42.5 million due to our effective medical management programs and our ability to leverage fixed and administrative costs. In California, our largest market in terms of membership, we have been successful in an environment characterized by significant competition, heavy regulation and among the lowest state Medicaid expenditure rates per beneficiary in the U.S. In Washington we have been able to earn substantial market share as a result of our strong provider network and efficient operations. In Utah, we have worked with the state government to successfully lower medical costs without harming the quality of medical care. In Michigan, we have more than doubled our membership in 2003. We believe that our experience, administrative efficiency, proven ability to replicate a disciplined business model in new markets and ability to customize local provider contracts position us well for continued growth and success.

Our Industry

Medicaid and SCHIP.    Medicaid provides health care coverage to low-income families and individuals. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal guidelines. The State Children’s Health Insurance Program is a matching program that provides health care coverage to children not otherwise covered by Medicaid or other insurance programs. States have the option of administering the State Children’s Health Insurance Program through their Medicaid programs.

The state and federal governments jointly finance Medicaid and the State Children’s Health Insurance Program through a matching program in which the federal government pays a percentage based on the average per capita income in each state. Typically, this percentage match is at least 50%. Federal payments for Medicaid have no set dollar ceiling and are limited only by the amount states are willing to spend. State and local governments pay the share of Medicaid costs not paid by the federal government.

Medicaid Managed Care.    The Medicaid members we serve generally represent diverse cultures and ethnicities. Many have had limited educational opportunities and do not speak English as their first language. Lack of adequate transportation is common.

Under traditional Medicaid programs, health care services are made available to beneficiaries in an uncoordinated manner. These individuals typically have minimal access to preventive care such as immunizations, and access to primary care physicians is limited. As a consequence, treatment is often postponed until medical conditions become more severe, leading to higher utilization of costly emergency room services. In addition, providers are paid on a fee-for-service basis and lack incentive to monitor utilization and control costs.

In an effort to provide improved, more uniform and more cost-effective care, most states have implemented Medicaid managed care programs. Such programs seek to improve access to coordinated health care services, including preventive care, and to control health care costs. Under Medicaid managed care programs, a health plan is paid a predetermined payment per enrollee for the covered health care services. The health plan, in turn, arranges for the provision of such services by contracting with a network of providers who are responsible for providing a comprehensive range of medical and hospital services. The health plan also monitors quality of care and implements preventive programs, and thereby striving to improve access to care while more effectively controlling costs.

Over the past decade, the federal government has expanded the ability of state Medicaid agencies to explore, and, in many cases, mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the fee-for-service Medicaid program or a managed care plan, if available. All states in which we operate have mandated Medicaid managed care programs in place.

Our Approach

We focus on serving low-income families and individuals who receive health care benefits through government-sponsored programs within a managed care model. We believe we are well positioned to capitalize on the growth opportunities in our markets. Our approach to managed care is based on the following key attributes:

Experience.    For 24 years we have focused on serving Medicaid beneficiaries as both a health plan and as a provider. In that time we have developed and forged strong relationships with the constituents whom we serve — members, providers and government agencies. Our ability to deliver quality care and to establish and maintain provider networks, as well as our administrative efficiency, have allowed us to compete successfully for government contracts. We have a very strong record of obtaining and renewing contracts and have developed significant expertise as a government contractor.

Administrative Efficiency.    We have centralized and standardized various functions and practices across all of our health plans to increase administrative efficiency. These include centralized claims processing and information services operating on a single platform. We have standardized medical management programs, pharmacy benefits management contracts and health education. As a result, we believe our administrative efficiency is among the best in our industry. In addition, we have designed our administrative and operational infrastructure to be scalable for rapid and cost-effective expansion into new and existing markets.

Proven Expansion Capability.    We have successfully developed and then replicated our business model. This has included the acquisition of health plans, the development of new operations and the transition of members from other plans. The establishment of our health plan in Utah reflected our ability to replicate our business model in new states, while acquisitions in Michigan and Washington have demonstrated our ability to acquire and successfully integrate existing health plan operations into our own business model. For example, since our acquisition in Washington on December 31, 1999, membership has increased from approximately 60,000 members to approximately 183,000 members as of December 31, 2003 while profitability has also improved. Our plan is now the largest Medicaid managed care plan in the state. In Utah, our health plan is the largest Medicaid managed care plan in that state with 45,000 members as of December 31, 2003. Our Michigan HMO added 49,000 members in 2003. A substantial portion of that growth was from the successful integration of members from competing multi-product health plans that exited the Medicaid market.

Flexible Care Delivery Systems.    Our systems for delivery of health care services are diverse and readily adaptable to different markets and changing conditions. We arrange health care services through contracts with providers that include our own clinics, independent physicians and medical groups, hospitals and ancillary providers. Our systems support multiple contracting models, such as fee-for-service, capitation, per diem, case rates and diagnostics related groups. Our provider network strategy is to contract with providers that are best suited, based on expertise, proximity, cultural sensitivity and experience, to provide services to the membership we serve.

We operate 21 company-owned primary care clinics in California. Our clinics are profitable, requiring low capital expenditures and minimal start-up time. Our clinics serve an important role in providing certain communities with access to primary care and provide us with insights into physician practice patterns, first hand knowledge of the needs of our members, and a platform to pilot new programs.

Cultural and Linguistic Expertise.    National census data shows that the population is becoming increasingly diverse. We have a 24-year history of developing targeted health care programs for our culturally diverse membership and believe we are well-positioned to successfully serve these growing populations. We contract with a diverse network of community-oriented providers who have the capabilities to address the linguistic and cultural needs of our members. We have established cultural advisory committees in all of our major markets. Our full-time cultural anthropologist advises these cultural advisory committees. We educate employees and providers about the differing needs among our members. We develop member education material in a variety of media and languages and ensure that the literacy level is appropriate for our target audience. In addition, our website is accessible in six languages.

Proven Medical Management.    We believe that our experience as a health care provider has helped us to improve medical outcomes for our members while at the same time enhancing the cost effectiveness of care. We carefully monitor day-to-day medical management in order to provide appropriate care to our members, contain costs and ensure an efficient delivery network. We have developed disease management and health education programs that address the particular health care needs of our members. We have established pharmacy management programs and policies that have allowed us to manage our pharmaceutical costs effectively. For example, our staff pharmacists educate our providers on the use of generic drugs rather than branded drugs. As a result, we believe our generic utilization rate is among the highest in our industry.

Our Strategy

Our objective is to be the leading managed care organization serving Medicaid and State Children’s Health Insurance Program members. To achieve this objective, we intend to:

Focus on serving low-income families and individuals.    We believe that the Medicaid population, characterized by low income and significant ethnic diversity, requires unique services to meet its health care needs. Our 24 years of experience in serving this population has provided us significant expertise in meeting the unique needs of our members. We will continue to focus on serving the beneficiaries of Medicaid and other government-sponsored programs, as our experience, infrastructure and health care programs position us to optimally serve this population.

Increase our membership.    We have grown our membership through a combination of acquisitions and internal growth. Increasing our membership provides the opportunity to grow and diversify our revenues, increase profits, enhance economies of scale and strengthen our relationships with providers and government agencies. We will seek to grow our membership by expanding within existing markets and entering new markets.

•	Expand within existing markets. We expect to grow in existing markets by expanding our service areas and provider networks, increasing awareness of the Molina brand name, maintaining positive provider relationships and integrating members from other health plans.

•	Enter new markets. We intend to enter new markets by acquiring existing businesses or building our own operations. We will focus our expansion on markets with strong provider dynamics, a fragmented competitive landscape, significant size and mandated Medicaid managed care enrollment.

Manage medical costs.    We will continue to use our information systems, positive provider relationships and first-hand provider experience to further develop and utilize effective medical management and other programs that address the distinct needs of our members. While improving the efficacy of treatment, these programs facilitate the identification of our members with special or particularly high cost needs and help limit the cost of their treatment.

Leverage operational efficiencies.    Our centralized administrative infrastructure, flexible information systems and dedication to controlling administrative costs provide economies of scale. Our existing systems have significant expansion capacity, allowing us to integrate new members and expand quickly in new and existing markets.

Our Health Plans

Our health plans are located in California, Washington, Michigan and Utah. An overview of our health plans is provided in the table below:

Summary of Health Plans as of December 31, 2003

State	Total Members	Number of Contracts	Expiration Date
California	254,000	5	Varies between June 30, 2004 and March 31, 2005
Washington	183,000	2	December 31, 2004 and December 31, 2005
Michigan	82,000	1	September 30, 2004
Utah	45,000	2	June 30, 2004 and June 30, 2006

Our contracts with state and local governments determine the type and scope of health care services that we arrange for our members. Generally, our contracts require us to arrange for preventive care, office visits, inpatient and outpatient hospital and medical services and limited pharmacy benefits. We are usually paid a negotiated amount per member per month, with the amount varying from contract to contract. We are also paid an additional amount for each newborn delivery in Washington and Michigan. Since July 1, 2002 our Utah health plan has been reimbursed by the state for all medical costs incurred by Medicaid members plus a 9% administrative fee. Our contracts in Washington and Michigan have higher monthly payments than in California, but require us to cover more services. In California, the state retains responsibility for certain high cost services, such as specified organ transplants and pediatric oncology cases. In general, either party may terminate our state contracts with or without cause upon 30 days to nine months prior written notice. In addition, most of these contracts contain renewal options that are exercisable by the state.

California.    Molina Healthcare of California has the third largest enrollment of Medicaid beneficiaries among non-governmental health plans in the state. We arrange health care services for our members either as a direct contractor to the state or through subcontracts with other health plans. Our plan serves counties with three of the largest Medicaid populations in California—Riverside, San Bernardino and Los Angeles Counties—as well as Sacramento and Yolo Counties.

Washington.    Molina Healthcare of Washington, Inc. is now the largest Medicaid managed health plan in the state, with 183,000 members at December 31, 2003. We serve members in 30 of the state’s 39 counties.

Michigan.    Membership of Molina Healthcare of Michigan grew to 82,000 members at December 31, 2003 from 33,000 members at December 31, 2002. Effective August 1, 2003 approximately 9,400 members were transferred to our Michigan HMO under the terms of an agreement with another health plan. Effective October 1, 2003 approximately 32,000 members were transferred to our Michigan HMO under the terms of an agreement with yet another health plan. Our Michigan HMO serves the metropolitan Detroit area, as well as over 30 other counties throughout Michigan.

Utah.    Molina Healthcare of Utah, Inc. is the largest Medicaid managed care health plan in Utah. We serve Salt Lake County as well as fourteen other counties that collectively contain over 80% of the population in the state. Effective July 1, 2002, our contract was amended to provide us a stop loss guarantee for the first 40,000 Medicaid members. Of the Utah HMO’s 45,000 members at December 31, 2003, approximately 38,000 are Medicaid members, with State Children’s Health Insurance Program members comprising the remainder. Under the terms of the amendment, the state of Utah agreed to pay us 100% of medical costs plus 9% of medical costs as an administrative fee for providing medical and utilization management services to Medicaid members. In addition, if the actual medical costs and administrative fee are less than a predetermined amount, we will receive all or a portion of the difference as additional revenue. The additional revenue we could receive is equal to the savings up to 5% of the predetermined amount plus 50% of the savings above 5% of that amount. For any members above 40,000, we have an executed memorandum of understanding with the state providing that the state will reimburse us for all medical costs associated with those members plus an administrative fee per member per month. Relative to the memorandum of understanding, there is no assurance we will enter into such a contract amendment or that its terms will be the same as the memorandum of understanding. Our Utah health plan is compensated for coverage offered to State Children’s Health Insurance Program members on a per member per month basis.

Provider Networks

We arrange health care services for our members through contracts with providers that include our own clinics, independent physicians and groups, hospitals and ancillary providers. Our strategy is to contract with providers in those geographic areas and medical specialties necessary to meet the needs of our members. We also strive to ensure that our providers have the appropriate cultural and linguistic experience and skills.

The following table shows the total approximate number of primary care physicians, specialists and hospitals participating in our network as of December 31, 2003:

	California	Washington	Michigan	Utah	Total
Primary care physicians	2,099	1,917	657	956	5,629
Specialists	6,879	4,788	1,375	1,273	14,315
Hospitals	112	80	37	19	248

Physicians.    We contract with primary care physicians, medical groups, specialists and independent practice associations. Primary care physicians provide office-based primary care services. Primary care physicians may be paid under capitation or fee-for-service contracts and may receive additional compensation by providing certain preventive services. Our specialists care for patients for a specific episode or condition upon referral from a primary care physician, and are usually compensated on a fee-for-service basis. Our most frequently utilized specialists are obstetricians/gynecologists, ear, nose and throat specialists, and orthopedic surgeons. When we contract with groups of physicians on a capitated basis, we monitor their solvency.

Primary Care Clinics.    We operate 21 company-owned primary care clinics in California staffed by physicians, physician assistants, and nurse practitioners. In 2003, the clinics had over 153,000 patient visits. These clinics are located in neighborhoods where our members reside, and provide us a first-hand opportunity to understand the special needs of our members. The clinics assist us in developing and implementing community education, disease management and other programs. The clinics also give us direct clinic management experience that enables us to better understand the needs of our contracted providers.

Hospitals.    We generally contract with hospitals that have significant experience dealing with the medical needs of the Medicaid population. We reimburse hospitals under a variety of payment methods, including fee-for-service, per diems, diagnostic-related groups and case rates.

Medical Management

Our experience in medical management extends back to our roots as a provider organization. Primary care physicians are the focal point of the delivery of health care to our members, providing routine and preventive care, coordinating referrals to specialists and assessing the need for hospital care. This model has proven to be an effective method for coordinating medical care for our members.

Disease Management.    We develop specialized disease management programs that address the particular health care needs of our members. “motherhood matterssm” is a comprehensive program designed to improve pregnancy outcomes and enhance member satisfaction. “Breathe with Easesm” is a multidisciplinary disease management program that provides intensive health education resources and case management services to assist physicians caring for asthmatic members between the ages of three and fifteen. We anticipate that both of these programs will be fully implemented in all four states in which we operate.

Educational Programs.    Educational programs are an important aspect of our approach to health care delivery. These programs are designed to increase awareness of various diseases, conditions and methods of prevention in a manner that supports our providers, while meeting the unique needs of our members. For example, we provide our members with a copy of What To Do When Your Child Is Sick. This book, available in Spanish, Vietnamese and English, is designed to educate parents on the use of primary care physicians, emergency rooms and nurse call centers.

Pharmacy Programs.    Our pharmacy management programs focus on physician education regarding appropriate medication utilization and encouraging the use of generic medications. Our pharmacists and medical directors work with our pharmacy benefits manager to maintain a formulary that promotes both improved patient care and generic drug use. We employ full-time pharmacists and pharmacy technicians who work with physicians to educate them on the uses of specific drugs, the implementation of best practices and the importance of cost-effective care. This has resulted in a 99% generic utilization rate when a generic alternative is available in our drug formulary, while at the same time enhancing our quality of care.

Plan Administration and Operations

Management Information Systems.    All of our health plan information technology and systems operate on a single platform. This approach avoids the costs associated with maintaining multiple systems, improves productivity and enables medical directors to compare costs, identify trends and exchange best practices among our plans. Our single platform also facilitates our compliance with current and future regulatory requirements.

The software we use is based on client-server technology and is highly scalable. The software is flexible, easy to use and readily allows us to accommodate enrollment growth and new contracts. The open architecture of the system gives us the ability to transfer data from other systems without the need to write a significant amount of computer code, thereby facilitating rapid and efficient integration of new plans and acquisitions.

Best Practices.    We continuously seek to promote best practices. Our approach to quality is broad, encompassing traditional medical management and the improvement of our internal operations. We have staff assigned full-time to the development and implementation of a uniform, efficient and quality-based medical care delivery model for our health plans. These employees coordinate and implement company-wide programs and strategic initiatives such as preparation of the Health Plan Employer Data and Information Set (HEDIS) and accreditation by the National Committee on Quality Assurance, or NCQA. We use measures established by the NCQA in credentialing the physicians in our network. We routinely use peer review to assess the quality of care rendered by providers.

Claims Processing.    We pay at least 90% of properly billed claims within 30 days. Claims received electronically can be imported directly into our claims system, and many can be adjudicated automatically, thus eliminating the need for manual intervention. Most physician claims that we receive on paper are scanned into electronic format and processed automatically. Our California headquarters is a central processing center for all of our health plan claims.

Compliance.    Our health plans have established high standards of ethical conduct. Our compliance programs are modeled after the compliance guidance statements published by the Office of the Inspector General of the U.S. Department of Health and Human Services. Our uniform approach to compliance makes it easier for our health plans to share information and practices and reduces the potential for compliance errors and any associated liability.

Competition

The Medicaid managed care industry is highly fragmented. We compete with a large number of national, regional and local Medicaid service providers. Below is a general description of our principal competitors for state contracts, members and providers:

•	Multi-Product Managed Care Organizations—National and regional managed care organizations that have Medicaid members in addition to members in Medicare and private commercial plans.

•	Medicaid HMOs—National and regional managed care organizations that focus principally on providing health care services to Medicaid beneficiaries, many of which operate in only one city or state.

•	Prepaid Health Plans—Health plans that provide less comprehensive services on an at-risk basis or that provide benefit packages on a non-risk basis.

•	Primary Care Case Management Programs—Programs established by the states through contracts with primary care providers to provide primary care services to Medicaid beneficiaries, as well as provide limited oversight of other services.

We will continue to face varying levels of competition. Health care reform proposals may cause organizations to enter or exit the market for government sponsored health programs. However, the licensing requirements and bidding and contracting procedures in some states present barriers to entry into our industry.

We compete for government contracts, renewals of those government contracts, members and providers. Governments consider many factors in awarding contracts to health plans. Among such factors are the health plan’s provider network, medical management, degree of member satisfaction, timeliness of claims payment and financial resources. Potential members typically choose a health plan based on a specific provider being a part of the network, the quality of care and services offered, accessibility of services and reputation or name recognition of the health plan. We believe factors that providers consider in deciding whether to contract with a health plan include potential member volume, payment methods, timeliness and accuracy of claims payment and administrative service capabilities.

Regulation

Our health plans are regulated by both state and federal government agencies. Regulation of managed care products and health care services is an evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules occur frequently.

In order to operate a health plan in a given state, we must apply for and obtain a certificate of authority or license from that state. Our health plans are licensed to operate as HMOs in California, Washington, Michigan and Utah. In those states we are regulated by the agency with responsibility for the oversight of HMOs. In most cases that agency is the state department of insurance. In Californian that agency is the Department of Managed Health Care. Licensing requirements are the same for us as they are for health plans serving commercial or Medicare members. We must demonstrate that our provider network is adequate, that our quality and utilization management processes comply with state requirements, and that we have adequate procedures in place for responding to member and provider complaints and grievances. We must also demonstrate that we can meet requirements for the timely processing of provider claims, and that we can collect and analyze the information needed to manage our quality improvement activities. In addition, we must prove that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.

Each of our health plans is required to report quarterly on its performance to the appropriate state regulatory agencies. They also undergo periodic examinations and reviews by the states. The health plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds. Each health plan must maintain its net worth at an amount determined by statute or regulation. Any acquisition of another plan’s members must also be approved by the state, and our ability to invest in certain financial securities may be proscribed by statute.

In addition, we are also regulated by each state’s department of health services, or the equivalent agency charged with oversight of the Medicaid and the State Children’s Health Insurance Programs. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

Medicaid.    Medicaid was established under the U.S. Social Security Act to provide medical assistance to the poor. Although both the state and federal governments fund it, Medicaid is a state-operated and implemented program. Our contracts with the state Medicaid programs place additional requirements on us. Within broad guidelines established by the federal government, each state:

•	establishes its own eligibility standards,

•	determines the type, amount, duration and scope of services,

•	sets the rate of payment for services, and

•	administers its own program.

We obtain our Medicaid contracts in different ways. Some states, such as Washington, award contracts to any applicant demonstrating that it meets the state’s requirements. Others, such as California, engage in a competitive bidding process. In either case, we must demonstrate to the satisfaction of the state Medicaid program that we are able to meet the state’s operational and financial requirements. These requirements are in addition to those required for a license and are targeted to the specific needs of the Medicaid population. For example:

•	We must measure provider access and availability in terms of the time needed to reach the doctor’s office using public transportation,

•	Our quality improvement programs must emphasize member education and outreach and include measures designed to promote utilization of preventive services,

•	We must have linkages with schools, city or county health departments, and other community-based providers of health care, in order to demonstrate our ability to coordinate all of the sources from which our members may receive care,

•	We must be able to meet the needs of the disabled and others with special needs,

•	Our providers and member service representatives must be able to communicate with members who do not speak English or who are deaf, and

•	Our member handbook, newsletters and other communications must be written at the prescribed reading level, and must be available in languages other than English.

In addition, we must demonstrate that we have the systems required to process enrollment information, to report on care and services provided, and to process claims for payment in a timely fashion. We must also have the financial resources needed to protect the state, our providers and our members against insolvency.

Once awarded, our contracts generally have terms of one to six years, with renewal options at the discretion of the states. Our health plans are subject to periodic reporting requirements and comprehensive quality assurance evaluations, and must submit periodic utilization reports and other information to state or county Medicaid authorities. We are not permitted to enroll members directly, and are permitted to market only in accordance with strict guidelines.

HIPAA.    In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. All health plans are subject to HIPAA, including ours. HIPAA generally requires health plans to:

•	Establish the capability to receive and transmit electronically certain administrative health care transactions, like claims payments, in a standardized format,

•	Afford privacy to patient health information, and

•	Protect the privacy of patient health information through physical and electronic security measures.

The Federal Centers for Medicare and Medicaid Services are still working to adopt final regulations to fully implement HIPPA. We expect to achieve compliance with HIPAA by the applicable deadlines. However, given the complexity of HIPPA, the recent adoption of some final regulations, the need to adopt additional final regulations, the possibility that the regulations may change and may be subject to changing, and perhaps conflicting, interpretation, our ability to comply with all HIPAA requirements is uncertain and the cost of compliance not yet determined.

Fraud and Abuse Laws.    Federal and state governments have made investigating and prosecuting health care fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. Companies involved in public health care programs such as Medicaid are often the subject of fraud and abuse investigations. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. Although we believe that our compliance efforts are adequate, ongoing vigorous law enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources.

Employees: As of December 31, 2003, we had approximately 893 full-time employees, including physicians, nurses, and administrators. Our employee base is multicultural and reflects the diverse member base we serve. We believe we have good relations with our employees. None of our employees are represented by a union.

Item 2: Properties

We lease a total of 34 facilities, including 21 medical clinics in California. We own a 32,000 square-foot office building in Long Beach, California, which serves as our corporate headquarters.

Item 3: Legal Proceedings

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our financial position, results of operations or cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

At our 2003 Annual Meeting of Stockholders held on December 4, 2003, our stockholders elected as Class I Directors George S. Goldstein, Ph.D. and Ronald Lossett, CPA, D.B.A. Our stockholders also ratified the selection of Ernst & Young LLP as our independent accountants for the fiscal year ending December 31, 2003.

Mr. Goldstein received 23,257,919 votes; 579,893 votes were withheld. Mr. Lossett received 21,608,746 votes; 2,229,066 votes were withheld. The ratification of Ernst & Young LLP as our independent accountants received 21,777,856 votes for, 2,059,956 votes against and no abstentions.

The terms of office of the following other directors continued after the meeting: J. Mario Molina, M.D., John C. Molina, J.D., Ronna Romney, Charles Z. Fedak, CPA, M.B.A. and Sally K. Richardson.

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

As of December 31, 2002, there was no established public trading market for any class of our common equity. Subsequently, our common stock became listed on July 2, 2003 on The New York Stock Exchange, Inc. under the symbol “MOH.” The high and low sales prices of our common stock for specified periods are set forth below:

Date Range	High Sales Price	Low Sales Price
July 2, 2003 to September 30, 2003	$27.75	$20.15
October 1, 2003 to December 31, 2003	$29.00	$21.75

As of February 13, 2004, there were approximately 1,318 holders of our common stock.

We have in the past declared and paid cash dividends on our common stock. There were no dividends declared in 2003, 2002, 2001 or 1999. Dividends in the amount at $1,000,000 were declared in 2000. We currently anticipate that we will retain any future earnings for the development and operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Our ability to pay dividends is dependent on cash dividends from our subsidiaries. Laws of the states in which we operate or may operate, as well as requirements of the government sponsored health programs in which we participate, limit the ability of our subsidiaries to pay dividends to us. In addition, the terms of our credit facility limit our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2003)

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	797,200(1)	$4.77	2,546,640(2)

(1)	Options to purchase shares of our common stock issued under the 2000 Omnibus Stock and Incentive Plan. All such options vested upon the completion of our initial public offering of common stock in July 2003. Further grants under the 2000 Omnibus Stock and Incentive Plan have been frozen.

(2)	Includes only shares issuable under the 2002 Equity Incentive Plan. The number of shares available for issuance under equity compensation plans will automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis on January 1, 2004 and on each January 1 thereafter, unless the Board determines that such automatic increase is not needed.

Use of Proceeds from Initial Public Offering

On July 8, 2003 we completed our initial public offering of 7,590,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation as co-manager. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-102268, which was declared effective by the Securities and Exchange Commission on July 1, 2003. The offering commenced on July 2, 2003. All of the

7,590,000 shares sold by the Company were issued at a price of $17.50 per share. We received net proceeds from the offering of approximately $119.6 million, after deducting approximately $3.9 million in fees and expenses and approximately $9.3 million in underwriters’ discount. We used a portion of the proceeds from the offering to repay the then outstanding balance of $8.5 million on our credit facility. Additionally, we used a portion of the proceeds to complete a previously contemplated repurchase of an aggregate of 1,120,571 shares of our common stock from two stockholders for $17.50 per share, or an aggregate purchase price of $19.6 million. In such transaction, we purchased 912,806 shares owned by the MRM GRAT 301/2 and 207,765 shares owned by the Mary R. Molina Living Trust. In September 2003, we used $3.75 million of the proceeds to complete the previously contemplated transfer of certain members to our Michigan HMO. We intend to use the balance of approximately $87.75 million of such net proceeds for general corporate purposes, including acquisitions.

Item 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

We derived the following selected consolidated financial data for the five years ended December 31, 2003 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollars are in thousands, except per share data.

	Year Ended December 31,
	2003(1)	2002(1)	2001(1)	2000(1)	1999
Statements of Income Data:
Revenue:
Premium revenue	$789,536	$639,295	$499,471	$324,300	$181,929
Other operating revenue	2,247	2,884	1,402	1,971	2,358
Investment income	1,761	1,982	2,982	3,161	1,473

Total operating revenue	793,544	644,161	503,855	329,432	185,760
Expenses:
Medical care costs	657,921	530,018	408,410	264,408	148,138
Marketing, general and administrative expenses (including a charge for stock option settlements of $7,796 in 2002)	61,543	61,227	42,822	38,701	18,511
Depreciation and amortization	6,333	4,112	2,407	2,085	1,625

Total expenses	725,797	595,357	453,639	305,194	168,274

Operating income	67,747	48,804	50,216	24,238	17,486
Total other expense, net	(1,334)	(405)	(561)	(197)	(1,190)

Income before income taxes	66,413	48,399	49,655	24,041	16,296
Provision for income taxes	23,896	17,891	19,453	9,156	6,576

Income before minority interest	42,517	30,508	30,202	14,885	9,720
Minority interest	—	—	(73)	79	(267)

Net income	$42,517	$30,508	$30,129	$14,964	$9,453

Net income per share:
Basic	$1.91	$1.53	$1.51	$0.75	$0.47

Diluted	$1.88	$1.48	$1.46	$0.73	$0.47

Cash dividends declared per Share	—	—	—	$0.05	—

Weighted average number of common shares outstanding (2)	22,224,000	20,000,000	20,000,000	20,000,000	20,000,000

Weighted average number of common shares and potential dilutive common shares outstanding (2)	22,629,000	20,609,000	20,572,000	20,376,000	20,173,000

Operating Statistics:
Medical care ratio (3)	83.1%	82.5%	81.5%	81.0%	80.4%
Marketing, general and administrative expense ratio (4)	7.8%	9.5%	8.5%	11.7%	10.0%
Members (5)	564,000	489,000	405,000	298,000	199,000

	As of December 31,
	2003	2002(1)	2001(1)	2000(1)	1999
Balance Sheet Data:
Cash and cash equivalents	$141,850	$139,300	$102,750	$45,785	$26,120
Total assets	344,585	204,966	149,620	102,012	101,636
Long-term debt (including current maturities)	—	3,350	3,401	3,448	17,296
Total liabilities	123,263	109,699	84,861	67,405	80,991
Stockholders’ equity	221,322	95,267	64,759	34,607	20,645

(1)	The balance sheet and operating results of the Washington health plan have been included in the consolidated balance sheet as of December 31, 1999, the date of acquisition, and in each of the consolidated statements of income for periods thereafter.

(2)	The weighted average number of common shares and potential dilutive common shares outstanding for 1999 has been adjusted to reflect a share exchange in 1999 in which each share of Molina Healthcare of California (formerly Molina Medical Centers) was exchanged for 5,000 shares of Molina Healthcare, Inc. (formerly American Family Care, Inc.), and Molina Healthcare, Inc. became the parent company.

(3)	Medical care ratio represents medical care costs as a percentage of premium and other operating revenue. Other operating revenue includes revenues related to our California clinics and reimbursements under various risks and savings sharing programs. The medical care ratio is a key operating indicator used to measure our performance in delivering efficient and cost effective healthcare services. Changes in the medical care ratio from period to period result from changes in Medicaid funding by the states, our ability to effectively manage costs, and changes in accounting estimates related to incurred but not reported claims. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(4)	Marketing, general and administrative expense ratio represents such expenses as a percentage of total operating revenue.

(5)	Number of members at end of period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report. The following discussion contains forward-looking statements based upon current expectations and related to future events and our future financial performance that involve risks and uncertainties. Our actual results and timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements” and “Business” and elsewhere in this report.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information contained in this and our other reports filed with the Securities and Exchange Commission before you decide whether to invest in the shares. If any of the following risks actually occur, the market price of our common stock could decline and you may lose all or part of the money you paid to buy the shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, also may result in decreased revenues, increased expenses or other events which could result in a decline in the price of our common stock.

Risks Related To Our Business

Reductions in Medicaid funding could substantially reduce our profitability.

Substantially all of our revenues come from state Medicaid premiums. The premium rates paid by each state to health plans like ours differ depending on a combination of factors such as upper payment limits established by the state and federal governments, a member’s health status, age, gender, county or region, benefit mix and member eligibility categories. Future Medicaid premium rate levels may be affected by continued government efforts to contain medical costs, or state and federal budgetary constraints. Changes in Medicaid funding could, for example, reduce the number of persons enrolled in or eligible for Medicaid, reduce the amount of reimbursement or payment levels by the governments or increase our administrative or health benefit costs. Additionally, changes could eliminate coverage for certain benefits such as our pharmacy, behavioral health, vision or other benefits. In some cases, changes in funding could be made retroactive. All of the states in which we operate are presently considering legislation that would reduce reimbursement or payment levels by the state governments or reduce the number of persons eligible for Medicaid. Reductions in Medicaid payments could reduce our profitability if we are unable to reduce our expenses.

If our government contracts or our subcontracts with government contractors are not renewed or are terminated, our business will suffer.

All of our contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. Our contracts with the states are subject to cancellation by the state in the event of unavailability of state or federal funding. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required. In addition, most contracts are terminable without cause. Most contracts are for a specified period and are subject to non-renewal. For example, in California, we contract with Health Net, Inc. for Los Angeles County. Health Net’s contract for Los Angeles County will terminate in 2004 unless Health Net prevails in a competitive bidding process for the contract. If Health Net does not prevail in the bidding process or Health Net’s contract for Los Angeles County is terminated prior to 2004 with or without cause, or our subcontract with Health Net is terminated, we could lose all of our Los Angeles County Medi-Cal business, unless we make alternative arrangements. Absent earlier termination with or without cause, our Medi-Cal contracts for San Bernardino and Riverside Counties will also terminate in March 2005, unless they are renewed. In Washington, our Healthy Options contract will expire in December 2005, if not renewed. In Utah, our contract expires in June 2004. In Michigan our contract expires in September 2004. Our other contracts are also eligible for termination or renewal through annual competitive bids. We may face increased competition as other plans attempt to enter our markets through the contracting process. If we are unable to renew, successfully rebid or compete for any of our government contracts, or if any of our contracts are terminated, our business will suffer.

If we were unable to effectively manage medical costs, our profitability would be reduced.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Historically, our medical care costs as a percentage of premium and other operating revenue have fluctuated. Relatively small changes in these medical care ratios can create significant changes in our financial results. Changes in health care laws, regulations and practices, level of use of health care services, hospital costs, pharmaceutical costs, major epidemics, terrorism or bioterrorism, new medical technologies and other external factors, including general economic conditions such as inflation levels, could reduce our ability to predict and effectively control the costs of providing health care services. Although we have been able to manage medical care costs through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, our information systems, and reinsurance arrangements, we may not be able to continue to effectively manage medical care costs in the future. If our medical care costs increase, our profits could be reduced or we may not remain profitable.

A failure to accurately estimate incurred but not reported medical care costs may hamper our operations.

Our medical care costs include estimates of claims incurred but not reported. We, together with our independent actuaries, estimate our medical claims liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The estimation methods and the resulting reserves are continually reviewed and updated, and adjustments, if necessary, are reflected in the period known. While our estimates of claims incurred but not reported have been adequate in the past, they may be inadequate in the future, which would negatively affect our results of operations. Further, our inability to accurately estimate claims incurred but not reported may also affect our ability to take timely corrective actions, further exacerbating the extent of the negative impact on our results. If we estimate claims incurred but not reported too conservatively, we understate our profits, which could result in inaccurate disclosure to the public in our periodic reports.

We are subject to extensive government regulation. Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations along with the terms of our government contracts regulate how we do business, what services we offer, and how we interact with members and the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our profitability by:

•	imposing additional capital requirements,

•	increasing our liability,

•	increasing our administrative and other costs,

•	increasing or decreasing mandated benefits,

•	forcing us to restructure our relationships with providers, or

•	requiring us to implement additional or different programs and systems.

For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996 which mandates that health plans enhance privacy protections for member protected health information. This requires health plans to add, at significant cost, new administrative, information and security systems to prevent inappropriate release of protected member health information. Compliance with this law is uncertain and has and will continue to affect our profitability. Similarly, individual states periodically consider adding operational requirements applicable to health plans, often without identifying funding for these requirements. California recently required all health plans to make available to members independent medical review of their claims. This requirement is costly to implement and could affect our profitability.

We are subject to various routine and non-routine governmental reviews, audits and investigation. Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide managed care services, the suspension or revocation of our licenses, and exclusion from participation in government sponsored health programs, including Medicaid and the State Children’s Health Insurance Program. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, we might suffer a substantial reduction in profitability, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue.

Our business depends on our information systems, and our inability to effectively integrate, manage and keep secure our information systems could disrupt our operations.

Our business is dependent on effective and secure information systems that assist us in, among other things, monitoring utilization and other cost factors, supporting our health care management techniques, processing provider claims and providing data to our regulators. Our providers also depend upon our information systems for membership verifications, claims status and other information. If we experience a reduction in the performance, reliability or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely affected. In addition, our information system software is leased from a third party. If the owner of the software were to become insolvent and fail to support the software, our operations could be negatively affected.

Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. Moreover, our acquisition activity requires transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly implement, maintain or expand our system, we could suffer from, among other things, operational disruptions, loss of members, difficulty in attracting new members, regulatory problems and increases in administrative expenses.

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and client data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses theoretically could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations, or make our systems inaccessible to our providers or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations would be negatively impacted by cancellation of contracts and loss of members if they are not prevented.

Difficulties in executing our acquisition strategy could adversely affect our business.

The acquisitions of Medicaid contract rights and other health plans have accounted for a significant amount of our growth. Although we cannot predict with certainty our rate of growth as the result of acquisitions, we believe that acquisitions similar in nature to those we have historically executed will be important to our future growth strategy. Many of the other potential purchasers of these assets have greater financial resources than we have. Also, many of the sellers may insist on selling assets that we do not want, such as commercial lines of business, or may insist on transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us or obtain the necessary financing for these acquisitions. Further, to the extent we complete acquisitions, we may be unable to realize the anticipated benefits from acquisitions because of operational factors or difficulty in integrating the acquisition with the existing business. This may include the integration of:

•	additional employees who are not familiar with our operations,

•	new provider networks, which may operate on terms different from our existing networks,

•	additional members, who may decide to transfer to other health care providers or health plans,

•	disparate information, claims processing and record keeping systems, and

•	accounting policies, including those which require judgmental and complex estimation processes, such as estimates of claims incurred but not reported, accounting for goodwill, intangible assets, stock-based compensation and income tax matters.

Also, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions. In the case of an acquisition of a business located in a state in which we do not already operate, we would be required to obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire a new business, we will be required to obtain regulatory approval if, as a result of the acquisition, we will operate in an area of the state in which we did not operate previously. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. For all of the above reasons, we may not be able to sustain our pattern of growth.

Ineffective management of our growth may negatively affect our results of operations, financial condition and business.

Depending on acquisition and other opportunities, we expect to continue to grow our membership and to expand into other markets. In 1998, we had total revenue of $135.9 million. In 2003, we had total revenue of $793.5 million. Continued rapid growth could place a significant strain on our management and on other resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train and retain skilled employees, and our ability to implement and improve operational, financial and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

We are subject to competition which negatively impacts our ability to increase penetration in the markets we serve.

We operate in a highly competitive environment and in an industry that is currently subject to significant changes from business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations. We compete for members principally on the basis of size, location and quality of provider network, benefits supplied, quality of service and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a health plan. Many other organizations with which we compete have substantially greater financial and other resources than we do. For these reasons, we may be unable to grow our membership.

Restrictions and covenants in our new credit facility may limit our ability to make certain acquisitions and declare dividends.

We secured a $75.0 million credit facility which we plan to use for general corporate purposes and acquisitions. Our credit facility documents contain various restrictions and covenants, including prescribed debt coverage ratios, net worth requirements and acquisition limitations, that restrict our financial and operating flexibility, including our ability to make certain acquisitions above specified values and declare dividends without lender approval. Our growth strategy my be negatively impacted by our inability to act with complete flexibility.

We are dependent on our executive officers and other key employees.

Our operations are highly dependent on the efforts of our President and Chief Executive Officer and our Executive Vice Presidents, all of whom have entered into employment agreements with us. These employment agreements may not provide sufficient incentives for those employees to continue their employment with us. While we believe that we could find replacements, the loss of their leadership, knowledge and experience could negatively impact our operations. Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. Our success is also dependent on our ability to hire and retain qualified management, technical and medical personnel. We may be unsuccessful in recruiting and retaining such personnel which could negatively impact our operations.

Claims relating to medical malpractice and other litigation could cause us to incur significant expenses.

Our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. Providers at the primary care clinics we operate in California are employees of our California subsidiary. As a direct employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our subsidiary may experience increased exposure to liability for acts or omissions by our employees and for acts or injuries occurring on our premises. We maintain errors and omissions insurance in the amount of $5 million per occurrence and in aggregate for each policy year, medical malpractice insurance for our clinics in the amount of $1 million per occurrence and an annual aggregate limit of $3 million, and such other lines of coverage as we believe are reasonable in light of our experience to date. However, this insurance may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us were unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

In addition, claimants often sue managed care organizations for improper denials or delay of care. Also, Congress, as well as several states, are considering legislation that would permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. If this or similar legislation were enacted, claims of this nature could result in substantial damage awards against us and our providers that could exceed the limits of any applicable medical malpractice insurance coverage. Successful malpractice or tort claims asserted against us, our providers or our employees could adversely affect our financial condition and profitability.

The results of our operations could be negatively impacted by both upturns and downturns in general economic conditions.

The number of persons eligible to receive Medicaid benefits has historically increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions. However, during such economic downturns, state and federal budgets could decrease, causing states to attempt to cut health care programs, benefits and rates. If federal or state funding were decreased while our membership was increasing, our results of operations would be negatively affected. Conversely, the number of persons eligible to receive Medicaid benefits may grow more slowly or even decline if economic conditions improve. Therefore, improvements in general economic conditions may cause our membership levels and profitability to decrease, which could lead to decreases in our operating income and stock price.

If state regulators do not approve payments of dividends and distributions by our affiliates to us, it may negatively affect our business strategy.

We principally operate through our health plan subsidiaries. These subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. In Michigan, Utah and Washington, our health plans must give thirty days advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. The aggregate amounts our health plan subsidiaries could have paid us at December 31, 2003, 2002 and 2001 without approval of the regulatory authorities were approximately $29.0 million, $28.9 million and $22.1 million, respectively, assuming no dividends had been paid during the respective calendar years. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments on amounts drawn from our credit facility.

Risks Associated With Our Common Stock

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	state and federal budget decreases,

•	adverse publicity regarding health maintenance organizations and other managed care organizations,

•	government action regarding eligibility,

•	changes in government payment levels,

•	changes in state mandatory programs,

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts,

•	announcements relating to our business or the business of our competitors,

•	conditions generally affecting the managed care industry or our provider networks,

•	the success of our operating or acquisition strategy,

•	the operating and stock price performance of other comparable companies,

•	the termination of our Medicaid or State Children’s Health Insurance Program contracts with state or county agencies, or subcontracts with other Medicaid managed care organizations that contract with such state or county agencies,

•	regulatory or legislative change, and

•	general economic conditions, including inflation and unemployment rates.

Investors may not be able to resell their shares of our common stock following periods of volatility because of the market’s adverse reaction to such volatility. In addition, the stock market in general has been highly volatile recently. During this period of market volatility, the stocks of health care companies also have been highly volatile and have recorded lows well below their historical highs. Our stock may not trade at the same levels as the stock of other health care companies and the market in general may not sustain its current prices.

You will experience dilution with the future exercise of stock options.

As of December 31, 2003, we had outstanding options to purchase 797,200 shares of our common stock, all of which were vested. From time to time, we may issue additional options to employees and non-employee directors pursuant to our equity incentive plans. These options generally vest commencing one year from the date of grant and continue vesting over a three to five year period. Once these options vest, you will experience further dilution as these stock options are exercised by their holders.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

Our directors and officers and members of the Molina family own a majority of our capital stock, decreasing your influence on stockholder decisions.

Our executive officers and directors, in the aggregate, beneficially own approximately 29.7% of our capital stock. Members of the Molina family (some of whom are also officers or directors), in the aggregate, beneficially own approximately 70.0% of our capital stock, either directly or in trusts of which members of the Molina family are beneficiaries. In some cases, members of the Molina family are trustees of the trusts. As a result, Molina family members, acting themselves or together with our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter and any merger, consolidation or sale of all or substantially all of our assets.

It may be difficult for a third party to acquire our company, which could inhibit stockholders from realizing a premium on their stock price.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in business combinations with any stockholder, including all affiliates and associates of the stockholder, who owns 15.0% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15.0% or more of the corporation’s voting stock unless specified conditions are met.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying, deferring or preventing a change in control of our company that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	a staggered board of directors, so that it would take three successive annual meetings to replace all directors,

•	prohibition of stockholder action by written consent, and

•	advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

In addition, changes of control are often subject to state regulatory notification, and in some cases, prior approval.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” and similar expressions. These statements include, without limitation, statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions and investments and the adequacy of our available cash resources. These statements may be found in the sections of this report entitled “Risk Factors,” “Use of Proceeds,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties, including economic, regulatory, competitive and other factors that may affect our business. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

Actual results may differ from projections or estimates due to a variety of important factors. Our results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payors, major epidemics, disasters and numerous other factors affecting the delivery and cost of health care, such as major health care providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses. Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, cancellation or suspension of our HMO contracts by the federal and state governments would also negatively impact us.

Due to these factors and risks, no assurance can be given with respect to our future premium levels or our ability to control our future medical costs.

From time to time, legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to limitations on managed care organizations (including benefit mandates) and reform of the Medicaid program. Such legislative and regulatory action could have the effect of reducing the premiums paid to us by governmental programs or increasing our medical costs. We are unable to predict the specific content of any future legislation, action or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect of such future legislation, action or regulation on our business.

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

We generate revenues primarily from premiums we receive from the states in which we operate. In 2003, we received approximately 84% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These are recognized as premium revenue in the month members are entitled to receive health care services. We also received approximately 5% of our premium revenue from the Medicaid programs in Washington and Michigan for newborn deliveries, or birth income, on a per case basis which are recorded in the month the deliveries occur. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. Approximately 11% of our premium revenue in 2003 was realized under a cost plus reimbursement agreement that our Utah subsidiary has with that state. Premium rates are periodically adjusted by the state Medicaid programs.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members in each of our service areas in the periods presented.

	As of December 31,
Market	2003	2002	2001
California	254,000	253,000	229,000
Michigan	82,000	33,000	26,000
Utah	45,000	42,000	16,000
Washington	183,000	161,000	134,000

Total	564,000	489,000	405,000

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

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals and providers of ancillary medical services, such as pharmacy, laboratory and radiology services. Medically related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24 hour on-call nurses, member services and compliance. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists and hospitals are paid on a fee-for-service basis. For the year ended December 31, 2003, approximately 75% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers not paid on a capitated basis are paid on a fee schedule set by the state or our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic related groups and case rates.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-

service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience, inpatient hospital utilization data and prior authorization of medical services. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. We use the service of independent actuaries to review our estimates monthly and certify them quarterly. We believe our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates.

MG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some MG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting and legal and regulatory. Locally provided functions include marketing, plan administration and provider relations. Included in MG&A expenses are premium taxes for the Washington and (beginning in the second quarter of 2003) Michigan health plans, as those states assess taxes based on premium revenue.

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

	Year Ended December 31,
	2003	2002	2001
Premium revenue	99.5%	99.2%	99.1%
Other operating revenue	0.3%	0.5%	0.3%
Investment income	0.2%	0.3%	0.6%

Total operating revenue	100.0%	100.0%	100.0%

Medical care ratio	83.1%	82.5%	81.5%
Marketing, general and administrative expenses	7.8%	9.5%	8.5%
Operating income	8.5%	7.6%	10.0%
Net income	5.4%	4.7%	6.0%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premium Revenue

Premium revenue for the year ended December 31, 2003 was $789.5 million, up $150.2 million (23.5%) from $639.3 million for the year ended December 31, 2002. Membership growth contributed $109.5 million to the increase in revenue. Year-over-year enrollment increased 15.3% to 564,000 members at December 31, 2003, from 489,000 members at the same date of the prior year. Membership growth was most pronounced at our Michigan HMO, which saw year-over-year enrollment increase to 82,000 from 33,000. The Michigan HMO added 32,000 and 9,400 members in the fourth and third quarters of 2003, respectively, as a result of the acquisition of Medicaid contracts from other health plans. The remainder of the additional revenue, or $40.7 million, was attributable to increases in premium rates and proportionally greater increases in membership in those states with higher premium rates.

Other Operating Revenue

Other operating revenue decreased to $2.2 million for the year ended December 31, 2003 from $2.9 million for the year ended December 31, 2002. The decrease was the result of reduced savings sharing revenue at our California and Michigan HMOs.

Investment Income

Investment income for the year ended December 31, 2003 decreased to $1.8 million from $2.0 million for the year ended December 31, 2002 due to lower investment yields, which were partially offset by greater invested balances.

Medical Care Costs

Medical care costs for the year ended December 31, 2003 were $657.9 million, representing 83.1% of premium and other operating revenue for all of 2003, as compared with $530.0 million, representing 82.5% of premium and other operating revenue, for 2002. The increase in the medical care ratio was due to increases in specialty, hospital and pharmacy expense, partially offset by reduced capitation costs. Additionally, medical margins in 2003 were reduced by changes in the state of Washington’s method of compensating us for certain healthcare costs reimbursed by the Supplemental Security Income program.

Marketing, General and Administrative Expenses

MG&A expenses for the year ended December 31, 2003 were $61.5 million as compared with $53.4 million (after deducting $7.8 million in stock option settlement expenses) for the year ended December 31, 2002. The increase was primarily due to an increase in premium tax expense of $4.2 million in 2003. MG&A expenses as a percentage of operating revenue were 7.8% for the year ended December 31, 2003 as compared with 8.3% (adjusted for the stock option settlement expense) for the year ended December 31, 2002.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2003 increased to $6.3 million from $4.1 million for the year ended December 31, 2002. The increase was primarily due to increased capital spending for computer equipment and leasehold improvements.

Interest Expense

Interest expense increased to $1.5 million for the year ended December 31, 2003 from $.4 million for the year ended December 31, 2002. Interest expense increased due to the amortization of loan fee expense associated with our credit facility, as well as the payment of interest on amounts borrowed under that facility. Interest expense was reduced by our repayment of a mortgage note in the second quarter of 2003.

Provision for Income Taxes

Income taxes totaled $23.9 million in 2003, resulting in an effective tax rate of 36.0%, as compared to $17.9 million in 2002, or an effective tax rate of 37.0%. The lower 2003 tax rate was due to: (i) our Washington health plan, which does not pay state income taxes, generated a greater percentage of our total earnings; and (ii) $1.6 million of California Economic Development Tax Credits (Credits) generated in 2003 as compared to $.4 million generated in 2002. Approximately $1.0 million of the 2003 Credits relate to prior years that are being recovered through amended state tax filings. The table below includes a breakdown of the total 2003 Credits, net of recovery fees paid to consultants (included in marketing, general and administrative expenses).

	Reduced Income Taxes	Recovery Fees	Net Income	Diluted Earnings Per Share
2003	$585	$107	$478	$.02
Prior years	1,034	189	845	04

Total 2003 Credits	$1,619	$296	$1,323	$.06

The prior year credit recognized in 2003, net of recovery fees, of $845 ($.04 per diluted share) was accounted for as a change in estimate. We are continuing to validate prior year credits and expect to recognize additional credits in 2004 as claims are filed with the state of California.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Premium Revenue

Premium revenue increased 28.0%, or $139.8 million, to $639.3 million in 2002 from $499.5 million in 2001, due to internal and acquisition-related membership growth, premium rate increases and changes in our Utah Medicaid contract. Approximately $115.7 million of the increase was due to membership growth, which increased 20.7% from 405,000 at December 31, 2001 to 489,000 at December 31, 2002. Of this increase, approximately 14,000 members were added through an acquisition by our Washington health plan effective July 1, 2002. Our health plans also received premium rate increases that increased premium revenue by approximately $15.8 million in 2002. A revision in the Utah health plan contract effective July 1, 2002 resulted in approximately $8.3 million in additional revenues during the six-month period ended December 31, 2002 as compared to 2001.

Other Operating Revenue

Other operating revenue increased 105.7%, or $1.5 million, to $2.9 million in 2002 from $1.4 million in 2001, primarily due to favorable settlements under savings sharing programs. During 2002, the Michigan and California HMOs received $1.2 million in savings sharing incentives for prior contract periods, which were in excess of amounts previously estimated.

Investment Income

Investment income primarily includes interest and dividend income. Investment income decreased 33.5%, or $1.0 million, to $2.0 million in 2002 from $3.0 million in 2001 due to lower investment yields, which were partially offset by an increase in the amount of funds invested.

Medical Care Costs

Medical care costs increased 29.8%, or $121.6 million, to $530.0 million in 2002 from $408.4 million in 2001. The medical care ratio for 2002 increased to 82.5% from 81.5% in 2001. The increase was attributed to higher inpatient costs in Michigan and specialty costs in California. Increased specialty costs primarily relate to emergency room visits and outpatient surgeries. The increased costs were partially offset by premium rate increases and additional revenues under the revised Utah Medicaid contract effective July 1, 2002.

Marketing, General and Administrative Expenses

MG&A expenses increased 43.0%, or $18.4 million, to $61.2 million in 2002 from $42.8 million in 2001. Of this increase, $9.5 million was due to increases in personnel costs required to support our membership growth. Our employees, measured as full-time equivalents, increased from approximately 713 at December 31, 2001 to approximately 830 at December 31, 2002. Additionally, during 2002, we agreed to acquire fully-vested options to purchase 735,200 shares of our common stock from two executives for total cash payments of $8.7 million. The cash settlements resulted in a fourth quarter 2002 compensation charge of $7.8 million ($4.9 million net of tax effect). (See Note 9 to the Consolidated Financial Statements). Premium taxes and regulatory fees also increased by $1.6 million in 2002 as compared to 2001 due to membership growth in the Washington health plan, which pays premium taxes on revenue in lieu of state income taxes. Excluding the charge for stock option settlements, our MG&A expense ratio decreased to 8.3% for 2002, from 8.5% in 2001, due to higher total operating revenue in 2002.

Depreciation and Amortization

Depreciation and amortization expense increased 70.8%, or $1.7 million, to $4.1 million in 2002 from $2.4 million in 2001. During 2002, the Washington and California health plans recorded amortization expense related to intangible assets that were acquired through the assignment of Medicaid contracts in July 2002 and December 2001, respectively. These assets are amortized over the related contract terms (including renewal periods), not exceeding 18 months. Total amortization expense was $2.0 million in 2002 as compared to $0.4 million in 2001. Increased capital expenditures in computers and equipment accounted for the remaining increase.

Provision for Income Taxes

Income taxes totaled $17.9 million in 2002, resulting in an effective tax rate of 37.0%, as compared to $19.5 million in 2001, or an effective tax rate of 39.2%. The lower rate in 2002 was due to increased earnings generated from our Washington health plan, which does not pay state income taxes and $0.4 million in additional California tax credits.

Acquisitions

Effective August 1, 2003 approximately 9,400 members were transferred to our Michigan HMO under the terms of an agreement with another health plan. Effective October 1, 2003 approximately 32,000 members were transferred to our Michigan HMO under the terms of an agreement with yet another health plan. Total costs associated with these two transactions were $8.9 million. In both instances the entire cost of the transaction was recorded as an identifiable intangible asset and is being amortized over 60 months.

Liquidity and Capital Resources

We generate cash from premium revenue, services provided on a fee-for-service basis at our clinics and investment income. Our primary uses of cash include the payment of expenses related to medical care services, MG&A expenses and acquistions. We generally receive premium revenue in advance of payment of claims for related health care services, with the exception of our Utah HMO,

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of December 31, 2003, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. As of December 31, 2003, our investments consisted solely of investment grade debt securities (all of which are classified as current assets) with a maximum maturity of five years and an average duration of two years. Three professional portfolio managers operating under documented investment guidelines manage our investments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities with maturities of up to 12 months.

The average annualized portfolio yield for the years ended December 31, 2003, 2002 and 2001 was approximately 1.1%, 1.7% and 4.5%, respectively.

In July 2003 we completed an initial public offering of our common stock. We sold 7,590,000 shares, generating net proceeds of approximately $119.6 million after deducting approximately $3.9 million in fees, costs and expenses and $9.3 million in underwriters’ discount.

Net cash provided by operating activities was $45.6 million in 2003, $45.7 million in 2002 and $61.4 million in 2001. Because we generally receive premium revenue in advance of payment for the related medical care costs (with the exception of our Utah health plan), our cash available has increased during periods when we experienced enrollment growth. Our ability to support the increase in membership with existing infrastructure also allows us to retain a larger portion of the additional premium revenue as profit.

We had working capital of $182.2 million at December 31, 2003 and $74.6 million at December 31, 2002. At December 31, 2003 and 2002, cash, cash equivalents and investments were $240.7 million and $139.3 million, respectively. Increased working capital and cash, cash equivalent, and investment balances at December 31, 2003 were principally the result of our initial public offering of common stock and cash provided by operating activities.

Our subsidiaries are required to maintain minimum capital requirements prescribed by various jurisdictions in which we operate. Our restricted investments are invested principally in certificates of deposit and treasury securities with maturities of up to twelve months. As of December 31, 2003, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2004. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures at least through 2004.

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

In July, 2003 we completed a previously contemplated repurchase of an aggregate of 1,120,571 shares of our common stock from two stockholders for $17.50 per share or an aggregate purchase price of $19.61 million. Of such shares, we purchased 912,806 shares owned by the MRM GRAT 301/2 and 207,765 shares owned by the Mary R. Molina Living Trust. These shares were subsequently retired.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through the four HMOs operating in California, Washington, Michigan and Utah. The HMOs are subject to state laws that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders.

The National Association of Insurance Commissioners has adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. These new HMO rules, which may vary from state to state, have been adopted in Washington, Michigan and Utah. California has not adopted risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. The National Association of Insurance Commissioners’ HMO rules, if adopted by California, may increase the minimum capital required for that state.

As of December 31, 2003, our HMOs had aggregate statutory capital and surplus of approximately $88.7 million, compared with the required minimum aggregate statutory capital and surplus of approximately $41.6 million. All of our HMOs were in compliance with the minimum capital requirements.

Critical Accounting Policies

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The determination of our liability for claims and medical benefits payable is particularly important to the portrayal of our financial position and results of operations and requires the application of significant judgment by our management and, as a result, is subject to an inherent degree of uncertainty.

Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us (IBNR). We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known. We also record reserves for estimated referral claims related to medical groups under contract with us that are financially troubled or insolvent and that may not be able to honor their obligations for the costs of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses are not expected to be significant. In applying this policy, our management uses judgment to determine the appropriate assumptions for determining the required estimates. While we believe our estimates are adequate, it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our knowledge of trends in the industry, information provided by our customers and information available from other sources as appropriate.

Commitments and Contingencies

We lease office space and equipment under various operating leases. As of December 31, 2003, our lease obligations for the next five years and thereafter are as follows: $5.5 million in 2004, $5.0 million in 2005, $4.8 million in 2006, $4.2 million in 2007, $3.4 million in 2008 and an aggregate of $12.1 million thereafter.

Our headquarters building in Long Beach, California was subject to a mortgage as of December 31, 2002 of $3.35 million, which was repaid in April 2003.

We are not an obligor to or guarantor of any indebtedness of any other party. We are not a party to off-balance sheet financing arrangements except for operating leases which are disclosed in the “Commitments and Contingencies” section of our consolidated financial statements appearing elsewhere in this report and the notes thereto. We have made certain advances and loans to related parties, which are discussed in the consolidated financial statements appearing elsewhere in this report and the notes thereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables and restricted investments.

We invest a substantial portion of our cash in the CADRE Affinity Fund and CADRE Reserve Fund (CADRE Funds), a portfolio of highly liquid money market securities. The CADRE Funds are a series of funds managed by the CADRE Institutional Investors Trust (Trust), a Delaware business trust registered as an open-end management investment fund. Our investments are managed by three professional portfolio managers operating under documented investment guidelines. Restricted investments are invested principally in certificates of deposit and treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our HMO subsidiaries operate.

As of December 31, 2003 we had cash and cash equivalents of $141.9 million, investments of $98.8 million and restricted investments of $2.0 million. The cash equivalents consist of highly liquid securities with original maturities of up to three months that are readily convertible into known amounts of cash. Our investments (all of which are classified as current assets) consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

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

Compliance Costs

The Health Insurance Portability and Accounting Act of 1996, the federal law designed to protect health information, contemplates establishment of physical and electronic security requirements for safeguarding health information. The U.S. Department of Health and Human Services recently finalized regulations establishing security requirements for health information. Such requirements may lead to additional costs related to the implementation of additional systems and programs that we have not yet identified.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Molina Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Los Angeles, California

January 30, 2004

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$141,850	$139,300
Investments	98,822	—
Receivables	53,689	29,591
Income taxes receivable	—	904
Deferred income taxes	2,442	2,083
Prepaid and other current assets	5,254	5,682

Total current assets	302,057	177,560
Property and equipment, net	18,380	13,660
Goodwill and intangible assets, net	12,284	6,051
Restricted investments	2,000	2,000
Deferred income taxes	1,996	2,287
Advances to related parties and other assets	7,868	3,408

Total assets	$344,585	$204,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$105,540	$90,811
Accounts payable and accrued liabilities	11,419	12,074
Income taxes payable	2,882	—
Current maturities of long-term debt	—	55

Total current liabilities	119,841	102,940
Long-term debt, less current maturities	—	3,295
Other long-term liabilities	3,422	3,464

Total liabilities	123,263	109,699
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 25,373,785 shares at December 31, 2003 and 20,000,000 shares at December 31, 2002	25	5
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	103,854	—
Accumulated other comprehensive income	54	—
Retained earnings	137,779	95,262
Treasury stock (1,201,174 shares, at cost)	(20,390)	—

Total stockholders’ equity	221,322	95,267

Total liabilities and stockholders’ equity	$344,585	$204,966

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31
	2003	2002	2001
Revenue:
Premium revenue	$789,536	$639,295	$499,471
Other operating revenue	2,247	2,884	1,402
Investment income	1,761	1,982	2,982

Total operating revenue	793,544	644,161	503,855
Expenses:
Medical care costs:
Medical services	212,111	177,584	149,999
Hospital and specialty services	374,076	296,347	212,799
Pharmacy	71,734	56,087	45,612

Total medical care costs	657,921	530,018	408,410
Marketing, general and administrative expenses (including a charge for stock option settlements of $7,796 in 2002)	61,543	61,227	42,822
Depreciation and amortization	6,333	4,112	2,407

Total expenses	725,797	595,357	453,639

Operating income	67,747	48,804	50,216
Other income (expense):
Interest expense	(1,452)	(438)	(347)
Other, net	118	33	(214)

Total other expense	(1,334)	(405)	(561)

Income before income taxes	66,413	48,399	49,655
Provision for income taxes	23,896	17,891	19,453

Income before minority interest	42,517	30,508	30,202
Minority interest	—	—	(73)

Net income	$42,517	$30,508	$30,129

Net income per share:
Basic	$1.91	$1.53	$1.51

Diluted	$1.88	$1.48	$1.46

Weighted average shares outstanding:
Basic	22,224,000	20,000,000	20,000,000

Diluted	22,629,000	20,609,000	20,572,000

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Outstanding	Amount
Balance at January 1, 2001	20,000,000	$5		$(23)	$34,625		$34,607
Comprehensive income:
Net income				—	30,129		30,129
Other comprehensive income, net of tax:
Realized loss on investments				23			23

Total comprehensive income				23			30,152

Balance at December 31, 2001	20,000,000	5	—	—	64,754	—	64,759
Comprehensive income:
Net income					30,508		30,508

Balance at December 31, 2002	20,000,000	5	—	—	95,262	—	95,267
Comprehensive income:
Net income					42,517		42,517
Other comprehensive income, net of tax:
Change in unrealized gain on investments				54			54

Total comprehensive income				54	42,517		42,571
Purchase of treasury stock	(1,201,174)					$(20,390)	(20,390)
Issuance of shares	7,590,000	21	$119,562				119,583
Repurchase and retirement of shares	(1,120,571)	(1)	(19,609)				(19,610)
Reclassification of accrued stock compensation expense to additional in paid-in capital			2,415				2,415
Stock option exercises and employee stock purchases	105,530		1,264				1,264
Tax benefit for exercise of employee stock options			222				222

Balance at December 31, 2003	25,373,785	$25	$103,854	$54	$137,779	$(20,390)	$221,322

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31
	2003	2002	2001
Operating activities
Net income	$42,517	$30,508	$30,129
Minority interest	—	—	73
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,333	4,112	2,407
Amortization of capitalized credit facility fee	525	—	—
Deferred income taxes	(101)	(1,332)	(969)
Loss on disposal of property and equipment	—	38	416
Stock-based compensation	1,236	860	505
Changes in operating assets and liabilities:
Receivables	(24,098)	(8,513)	11,610
Prepaid and other current assets	1,057	(2,838)	(436)
Medical claims and benefits payable	14,729	26,711	14,585
Accounts payable and accrued liabilities	(655)	1,171	1,554
Income taxes payable and receivable	4,008	(4,991)	1,478

Net cash provided by operating activities	45,551	45,726	61,352
Investing activities
Purchase of equipment	(8,352)	(6,206)	(2,105)
Purchases of investments	(196,762)	—	—
Sales and maturities of investments	98,027	—	—
Release of statutory deposits	—	—	1,050
Other long-term liabilities	1,137	234	(486)
Advances to related parties and other assets	(3,727)	97	(1,537)
Net cash paid in purchase transactions	(8,934)	(3,250)	(1,250)

Net cash used in investing activities	(118,611)	(9,125)	(4,328)
Financing activities
Issuance of common stock	119,583	—	—
Payment of credit facility fees	(1,887)	—	—
Borrowings under credit facility	8,500	—	—
Repayments under credit facility	(8,500)	—	—
Repayment of mortgage note	(3,350)	—	—
Principal payments on note payable	—	(51)	(59)
Purchase and retirement of common stock	(19,610)	—	—
Proceeds from exercise of stock options and employee stock purchases	1,264	—	—
Purchase of treasury stock	(20,390)	—	—

Net cash provided by (used in) financing activities	75,610	(51)	(59)

Net increase in cash and cash equivalents	2,550	36,550	56,965
Cash and cash equivalents at beginning of year	139,300	102,750	45,785

Cash and cash equivalents at end of year	$141,850	$139,300	$102,750

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$19,989	$24,215	$18,944

Interest	$631	$352	$342

Schedule of non-cash investing and financing activities:
Reclassification of accrued stock compensation expense to additional paid-in capital	$2,415	$—	$—

Tax benefit from exercise of employee stock options recorded as additional paid-in capital	$222	$—	$—

Change in unrealized gain on investments	$87	—	—
Deferred income taxes	(33)	—	—

Net unrealized gain on investments	$54	$—	$—

Fair value of assets acquired in purchase transactions	$8,934	$3,250	$1,250

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

December 31, 2003

1.    The Reporting Entity

Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. We were founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, we began operating as a health maintenance organization (HMO). Our operations include Molina Healthcare of California (California HMO), Molina Healthcare of Utah, Inc. (Utah HMO), Molina Healthcare of Washington, Inc. (Washington HMO) and Molina Healthcare of Michigan, Inc. (Michigan HMO).

The consolidated financial statements and notes give effect to a 40-for-1 stock split of our outstanding common stock and re-capitalization as a result of the share exchange in the re-incorporation merger which occurred on June 26, 2003 (see Note 10—Restatement of Capital Accounts).

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include determination of allowances for uncollectible accounts, settlements under risks/savings sharing programs, impairment of long-lived and intangible assets, medical claims and accruals, professional and general liability claims, reserves for potential absorption of claims unpaid by insolvent providers, reserves for the outcome of litigation and valuation allowances for deferred tax assets.

Premium Revenue

Premium revenue is primarily derived from Medi-Cal/Medicaid programs and other programs for low-income individuals, which represented at least 99% of our premium revenue for each of the three years in the period ended December 31, 2003. Premium revenue includes per member per month fees received for providing substantially all contracted medical services and fee for service reimbursement for delivery of newborns on a per case basis (birth income). Prepaid health care premiums are reported as revenue in the month in which enrollees are entitled to receive health care. A portion of the premiums is subject to possible retroactive adjustments which have not been significant, although there can be no certainty that such adjustments will not be significant in the future. Birth income is recorded during the month when services are rendered and accounted for 7% or less of total premium revenue during each of the three years in the period ended December 31, 2003.

Effective July 1, 2002, the state of Utah ceased paying us on a per member per month (risk) basis and entered into a stop loss agreement under which it pays our Utah HMO 100% of medical costs incurred plus 9%

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of medical costs as an administrative fee. Additionally, if medical costs and the administrative fee are less than a predetermined amount, the Utah HMO will receive all or a portion of the resulting savings as additional revenue. Under the stop loss agreement, the Utah HMO recognizes premium revenue equal to medical costs incurred, the contracted administrative fee, and an estimate of the savings earned. Through December 31, 2003 we have recognized no revenue for estimated savings earned. To the extent, if any, that our estimates of medical costs incurred under this agreement are overstated, we will have also overstated the related revenue (equal to medical cares costs plus 9%) that we have recognized under this agreement.

Medical Care Costs

We arrange to provide comprehensive medical care to our members through our clinics and a network of contracted hospitals, physician groups and other health care providers. Medical care costs represent cost of health care services, such as physician salaries at our clinics and fees to contracted providers under capitation and fee-for-service arrangements.

Under capitation contracts, we pay a fixed per member per month payment to the provider without regard to the frequency, extent or nature of the medical services actually furnished. Under capitated contracts we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management and other criteria. Under fee-for-service arrangements, we retain the financial responsibility for medical care provided at discounted payment rates. Expenses related to both capitation and fee for service programs are recorded in the period in which the related services are dispensed or the member is entitled to service.

Medical claims and benefits payable include claims reported as of the balance sheet date and estimated costs of claims for services that have been rendered as of the balance sheet date but have not yet been reported to us. Such estimates are developed using actuarial methods and are based on many variables, including utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership and other factors. We include loss adjustment expenses in the recorded claims liability. We continually review and update the estimation methods and the resulting reserves. Many of our medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation, leading to potential misstatement of some costs in the period in which they are first recorded. Any adjustments to reserves are reflected in current operations.

The state of Washington’s Social Security Income, or SSI, program provides medical benefits to Medicaid beneficiaries that meet specific health and financial status qualifications. The Washington HMO assists assigned Medicaid members to qualify for SSI program benefits. When such members are qualified, the state of Washington assumes responsibility for the cost of patient care. Prior to January 1, 2003 the state assumed such responsibility on a retroactive basis, allowing the Washington HMO to recover claims payments paid on behalf of the SSI member. The Washington HMO will continue to recover claims payments paid on behalf of SSI members for periods prior to 2003. Estimated claims recoveries are reported as reductions to medical care costs and medical claims and benefits payable and are developed using actuarial methods based on historical claims recovery data.

We report reinsurance premiums as medical care costs, while related reinsurance recoveries are reported as deductions from medical care costs. We limit our risk of catastrophic losses by maintaining high deductible reinsurance coverage. We do not consider this coverage to be material as the cost is not significant and the likelihood that coverage will be applicable is low.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the components of the change in medical claims and benefits payable for each of the following periods:

	Year ended December 31
	2003	2002	2001
Balances as of January 1	$90,811	$64,100	$49,515
Components of medical care costs related to:
Current year	672,881	534,349	412,052
Prior years	(14,960)	(4,331)	(3,642)

Total medical care costs	657,921	530,018	408,410
Payments for medical care costs related to:
Current year	572,845	452,712	356,032
Prior years	70,347	50,595	37,793

Total paid	643,192	503,307	393,825

Balances as of December 31	$105,540	$90,811	$64,100

Capitated Provider Insolvency

Circumstances may arise where capitated providers, due to insolvency or other circumstances, are unable to pay claims they have incurred with third parties in connection with referral services provided to our members. The inability of capitated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the capitated provider has contractually assumed such risk. Additionally, competitive pressures may force us to pay such claims even when we have no legal obligation to do so. To reduce the risk that capitated providers are unable to pay referral claims we have established methods to monitor the operational and financial performance of such providers. We also maintain contingency plans that include transferring members to other providers in response to potential network instability.

In certain instances we have required providers to place funds on deposit with us as protection against potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us.

Premium Deficiency Reserves on Loss Contracts

We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was required as of December 31, 2003 or 2002.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments that are both readily convertible into known amounts of cash and have a maturity of three months or less on the date of purchase.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income. The cost of securities sold is determined using the specific-identification method. Fair values of securities are based on quoted prices in active markets.

Except for restricted investments, marketable securities are designated as available-for-sale and are carried at fair value. Unrealized gains or losses, if any, net of applicable income taxes, are recorded in stockholders’ equity as other comprehensive income. Since these securities are available for use in current operations, they are classified as current assets without regard to the securities’ contractual maturity dates.

Our investments at December 31, 2003 consisted of the following:

	December 31, 2003
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Treasury and agency securities	$35,989	$58	$11	$36,036
Municipal securities	47,948	26	1	47,973
Corporate bonds	14,798	16	1	14,813

Total investment securities	$98,735	$100	$13	$98,822

The contractual maturities of our investments as of December 31, 2003 are summarized below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$41,927	$41,930
Due after one year through five years	56,808	56,892

Total debt securities	$98,735	$98,822

For the year ended December 31, 2003, proceeds from the sales and maturities of debt securities were $98.0 million. Gross realized gains and gross realized losses from sales of debt securities are calculated under the specific identification method and are included in investment income.

We had no available-for-sale securities at December 31, 2002. Certain available-for-sale securities, which were immaterial in value, were written off in 2001.

Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary are comprised of the following:

	December 31,
	2003	2002
California HMO	$22,082	$11,501
Utah HMO	26,465	12,624
Other HMOs	5,142	5,466

Total receivables	$53,689	$29,591

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all receivables due our California HMO at December 31, 2003 and 2002, were collected in January of 2004 and 2003, respectively. Effective July 1, 2002, we entered into an agreement with the state of Utah calling for the reimbursement of the Utah HMO based upon costs incurred in serving our members. We recognize revenue in an amount equal to medical costs incurred plus an administrative fee of 9% of such costs and all or a portion of any cost savings realized, as defined in the agreement. Our Utah HMO bills the state of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance also includes amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid. All receivables are subject to potential retroactive adjustment by the various states in which we operate. As the amounts of all receivables are readily determinable and our creditors are state governments, we do not maintain an allowance for doubtful accounts. Any amounts determined to be uncollectible are charged to expense when such determination is made.

Restricted Investments

Pursuant to the regulations governing our subsidiaries, we maintain statutory deposits with each state as follows:

	December 31
	2003	2002
California	$300	$300
Utah	550	550
Michigan	1,000	1,000
Washington	150	150

Total	$2,000	$2,000

Restricted investments, which consist of certificates of deposit and treasury securities, are designated as held-to-maturity and are carried at amortized cost. The use of these funds is limited to specific purposes as required by each state.

Property and Equipment

Property and equipment are stated at historical cost. Replacements and major improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Furniture, equipment and automobiles are depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the term of the lease or five to 10 years, whichever is shorter. The building is depreciated over its estimated useful life of 31.5 years.

Goodwill and Intangible Assets

Goodwill and intangible assets represent the excess of the purchase price over the fair value of net assets acquired. Identifiable intangible assets (consisting principally of purchased contract rights) are amortized on a straight-line basis over the expected period to be benefited. Effective January 1, 2002, we ceased amortization of goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Prior to that date, we amortized goodwill over periods not exceeding 15 years. We performed the required impairment tests of goodwill and indefinite lived intangible assets in 2003 and no impairment was identified.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the unaudited consolidated results adjusted as though the adoption of the SFAS No. 142 non-amortization of goodwill provision occurred as of the beginning of the year ended December 31, 2001:

	Year ended December 31
	2003	2002	2001
Net income:
As reported	$42,517	$30,508	$30,129
Adjusted			30,428
Basic earnings per share:
As reported	1.91	1.53	1.51
Adjusted			1.52
Diluted earnings per share:
As reported	1.88	1.48	1.46
Adjusted			1.48

Long-Lived Asset Impairment

Situations may arise where the carrying value of a long-lived asset may exceed the present value of the expected cash flows associated with that asset. In such circumstances the asset is said to be impaired. We review material long-lived assets for impairment on an annual basis, as well as when events or changes in business conditions suggest potential impairment. Impaired assets are written down to fair value. We have determined that no long-lived assets are impaired at December 31, 2003 and 2002.

Income Taxes

We account for income taxes based on SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. Valuation allowances are established, when necessary, to reduce future income tax assets to the amount expected to be realized.

Taxes Based on Premiums

Both our Washington and Michigan HMOs are assessed a tax based upon premium revenue collected. The Michigan premium tax was not implemented until the second quarter of 2003. Premium tax expense totaled $9,194, $4,997 and $4,028 in 2003, 2002 and 2001, respectively, and is included in marketing, general and administrative expenses.

Professional Liability Insurance

We carry medical malpractice insurance for health care services rendered through our clinics in California. Through December 31, 2003 claims-made coverage under this insurance was $5,000 per occurrence with an annual aggregate limit of $10,000. Subsequent to December 31, 2003, claims-made coverage under this insurance is $1,000 per occurrence with an annual aggregate limit of $3,000. We also carry claims-made managed care professional liability insurance for our HMO operations. This insurance is subject to a coverage limit of $5,000 per occurrence and in aggregate for each policy year. Our accruals for uninsured claims and claims incurred but not reported are reviewed by independent actuaries and are included in other long-term liabilities.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

At December 31, 2002, we had two stock-based employee compensation plans, which are described more fully in Note 11. We account for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148.

	Year ended December 31
	2003	2002	2001
Net income, as reported	$42,517	$30,508	$30,129
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for all awards	1,236	542	307
Reduction in stock option settlements charge (see Note 9)	—	4,913	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards	(1,442)	(620)	(519)

Net adjustment	(206)	4,835	(212)

Net income, as adjusted	$42,311	35,343	29,917

Earnings per share:
Basic—as reported	$1.91	$1.53	$1.51

Basic—as adjusted	$1.90	$1.77	$1.50

Diluted—as reported	$1.88	$1.48	$1.46

Diluted—as adjusted	$1.87	$1.72	$1.45

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Year ended December 31
	2003	2002	2001
Shares outstanding at the beginning of the period	20,000,000	20,000,000	20,000,000
Weighted-average number of shares issued	3,806,000	—	—
Weighted-average number of shares acquired	(1,582,000)	—	—

Denominator for basic earnings per share	22,224,000	20,000,000	20,000,000
Dilutive effect of employee stock options(1)	405,000	609,000	572,000

Denominator for diluted earnings per share	22,629,000	20,609,000	20,572,000

(1)	All options to purchase common shares were included in the calculation of diluted earnings per share because their exercise prices were at or below the average fair value of the common shares for each of the periods presented.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables and restricted investments. We invest a substantial portion of our cash in the CADRE Affinity Fund and CADRE Reserve Fund (CADRE Funds), a portfolio of highly liquid money market securities. The CADRE Funds are a series of funds managed by the CADRE Institutional Investors Trust (Trust), a Delaware business trust registered as an open-end management investment fund. Our investments (all of which are classified as current assets) and a portion of our cash equivalents are managed by three professional portfolio managers operating under documented investment guidelines. Our investments consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. Restricted investments are invested principally in certificates of deposit and treasury securities. Concentration of credit risk with respect to receivables is limited as the payors consist principally of state governments.

Fair Value of Financial Instruments

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, trade accounts payable, medical claims and benefits payable, notes payable and other liabilities. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of advances to related parties and all long-term obligations approximates their fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Risks and Uncertainties

Our profitability depends in large part on accurately predicting and effectively managing medical care costs. We continually review our premium and benefit structure so that it reflects our underlying claims experience and revised actuarial data. However, several factors could adversely affect medical care costs. These factors, which include changes in health care practices, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond our control and could adversely affect our ability to accurately predict and effectively control medical care costs. Costs in excess of those anticipated could have a material adverse effect on our financial condition, results of operations or cash flows.

We operate in four states, in some instances as a direct contractor with the state, and in others as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. Our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.

Segment Information

We present segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Each of our subsidiaries arranges for the provision of managed health care services to Medicaid members. They share similar characteristics in the membership they serve, the nature of services provided and the method by which medical care is rendered. The subsidiaries are also subject to similar regulatory environment and long-term economic prospects. As such, we have one reportable segment.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions

Michigan HMO

Through April 1999, we held a 24.05% interest in Michigan Managed Care Providers, Inc. In May 1999, we acquired the remaining 75.95% interest of Michigan Managed Care Providers, Inc. and also purchased a 62.5% interest in Good Health Michigan, Inc. for $45. These two companies were subsequently merged to form our Michigan HMO, with our California HMO owning an 81.13% interest in the combined entity. On October 30, 2001, the California HMO acquired the outstanding 18.87% minority interest for $350. We recorded total goodwill and intangible assets of $4,591 in connection with the Michigan acquisitions. On July 31, 2003, our California HMO transferred ownership of our Michigan subsidiary to us by dividend, causing our Michigan subsidiary to become our direct, wholly-owned subsidiary.

Effective August 1, 2003 approximately 9,400 members were transferred to our Michigan HMO under the terms of an agreement with another health plan. Effective October 1, 2003 approximately 32,000 members were transferred to our Michigan HMO under the terms of an agreement with yet another health plan. Total costs associated with these two transactions were $8,934. In both instances the entire cost of the transactions was recorded as an identifiable intangible asset and is being amortized over 60 months.

Washington HMO

On July 1, 2002, our Washington HMO paid $3,250 to another health plan for the assignment of a Medicaid contract. The assigned contract had a remaining term of six months on the acquisition date and was subsequently renewed for an additional one-year period as anticipated by us at the time of acquisition. The assignment was accounted for as a purchase transaction and the purchase price was allocated to an identifiable intangible asset.

California HMO

In November 2001, the California HMO paid $900 to another health plan in consideration for the assignment of the Sacramento Medi-Cal contract. Under the contract, we will provide Medi-Cal HMO services to eligible members in Sacramento for an initial term of 13 months, with two one-year renewal options. The assignment was accounted for as a purchase transaction and the purchase price was allocated to an identifiable intangible asset.

4.    Property and Equipment and Intangible Assets

A summary of property and equipment is as follows:

	December 31
	2003	2002
Land	$3,000	$3,000
Building and improvements	10,493	8,076
Furniture, equipment and automobiles	11,469	8,339
Capitalized computer software costs	3,087	893

	28,049	20,308
Less accumulated depreciation and amortization	(9,669)	(6,648)

Property and equipment, net	$18,380	$13,660

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense recognized for the years ending December 31, 2003, 2002 and 2001 was $3,632, $2,144 and $1,986, respectively.

Goodwill and intangible assets at December 31, 2003 and 2002 were as follows:

	December 31
	2003	2002
Goodwill	$4,622	$4,622
Contract acquisitions	13,244	4,310

	17,866	8,932
Less accumulated amortization	(5,582)	(2,881)

Goodwill and intangible assets, net	$12,284	$6,051

Amortization of intangibles for the years ending December 31, 2003, 2002 and 2001 was $2,701, $1,968, and $421, respectively.

The estimated aggregate amortization of intangible assets by year is estimated to be:

Year ending December 31
2004	$1,787
2005	1,787
2006	1,787
2007	1,787
2008	1,295

5.    Related Party Transactions

Advances to related parties are as follows:

	December 31
	2003	2002
Note receivable due from Molina Family Trust, secured by two medical buildings, bearing interest at 7% with monthly payments due through 2026	—	$316
Loan to Molina Siblings Trust under a $500 credit line, secured by 86,189 shares of the Company’s stock, bearing interest at 7% due in 2010	—	388
Advances to Molina Siblings Trust (Trust) pursuant to a contractual obligation in connection with a split-dollar life insurance policy with the Trust as the beneficiary	$2,188	1,496

	$2,188	$2,200

We lease two medical clinics from the Molina Family Trust. These leases have five five-year renewal options. In May 2001, we entered into a similar agreement with the Molina Siblings Trust for the lease of another medical clinic. The lease is for seven years with two 10-year renewal options. Rental expense for these leases totaled $383, $390 and $295 for the years ended December 31, 2003, 2002 and 2001, respectively. Minimum future lease payments consist of the following approximate amounts at December 31, 2003: $392 in 2004; $332 in 2005; $318 in 2006; $327 in 2007 and $82 in 2008.

We are a party to Collateral Assignment Split-Dollar Insurance Agreements (Agreements) with the Trust. We agreed to make premium payments towards the life insurance policies held by the Trust on the life of Mary R. Molina, a former employee and director and a current shareholder, in exchange for services from Mrs. Molina.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are not an insured under the policies, but are entitled to receive repayment of all premium advances from the Trust upon the earlier of Mrs. Molina’s death or cancellation of the policies. Advances through December 31, 2003 and 2002 of $3,349 and $2,376, respectively, were discounted based on the insured’s remaining actuarial life, using discount rates commensurate with instruments of similar terms or risk characteristics (4% for both 2003 and 2002). Such receivables are secured by the cash surrender values of the policies.

We received architecture and technology services from companies owned by non-employee members of the Molina family. Payments for architecture services received in the year ended December 31, 2001 totaled $71. Technology services received during the years ended December 31, 2002 and 2001 totaled $86 and $59, respectively.

6.    Long-Term Debt

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

In April 2003 we paid off a mortgage note incurred in connection with the purchase of our corporate office building with a payment of approximately $3,350. During the first six months of 2003, we borrowed a total of $8,500 under our credit facility. In July 2003 we repaid the entire $8,500 owed on the credit facility with a portion of the proceeds from our initial public offering of common stock (see Note 12. Stock Transactions).

At December 31, 2003, no amounts were outstanding under the credit facility.

7.    Income Taxes

The provision for income taxes is as follows:

	Year ended December 31
	2003	2002	2001
Current:
Federal	$22,695	$17,387	$17,541
State	1,302	1,836	2,881

Total current	23,997	19,223	20,422
Deferred:
Federal	14	(1,235)	(934)
State	(115)	(97)	(35)

Total deferred	(101)	(1,332)	(969)

Total provision for income taxes	$23,896	$17,891	$19,453

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:

	Year ended December 31
	2003	2002	2001
Taxes on income at statutory federal tax rate	$23,245	$16,940	$17,379
State income taxes, net of federal benefit	771	1,130	1,850
Nondeductible goodwill	—	—	104
Other	(120)	12	168
Change in valuation allowance	—	(191)	(48)

Reported income tax expense	$23,896	$17,891	$19,453

The components of net deferred income tax assets are as follows:

	December 31
	2003	2002
Accrued expenses	$1,565	$1,599
State taxes	885	747
Shared risk	—	(302)
Other, net	(8)	39

Deferred tax asset—current	2,442	2,083
Net operating losses	272	300
Depreciation and amortization	(389)	(221)
Deferred compensation	1,655	831
Other accrued medical costs	97	1,022
Other, net	361	355

Deferred tax asset—long term	1,996	2,287

Net deferred income tax assets	$4,438	$4,370

During 2003, we pursued various strategies to reduce our federal, state and local taxes. As a result, we have reduced our state income tax expense by $1.6 million relating to California Economic Development Tax Credits (Credits). Approximately $1.0 million of the 2003 Credits relate to prior years that are being recovered through amended state tax filings. The table below includes a breakdown of the total 2003 Credits, net of recovery fees paid to consultants (included in marketing, general and administrative expenses).

	Reduced Income Taxes	Recovery Fees	Net Income	Diluted Earnings Per Share
2003	$585	$107	$478	$.02
Prior years	1,034	189	845.04

Total	$1,619	$296	$1,323	$.06

The prior year credit recognized in 2003, net of recovery fees, of $845 ($.04 per diluted share) was accounted for as a change in estimate.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Employee Benefits

We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and clerical employees of the Company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plan totaled $1,120, $1,007 and $737 in the years ended December 31, 2003, 2002 and 2001, respectively.

9.    Commitments and Contingencies

Leases

We lease office space, clinics, equipment and automobiles, under agreements that expire at various dates through 2012. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases (including related parties) consist of the following approximate amounts:

Year ending December 31
2004	$5,491
2005	5,016
2006	4,778
2007	4,188
2008	3,441
Thereafter	12,069

$34,983

Rental expense related to these leases totaled $5,771, $4,930 and $4,239 for the years ended December 31, 2003, 2002 and 2001, respectively.

Legal

The health care industry is subject to numerous laws and regulations of federal, state and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of regulations by health care providers, which could result in significant fines and penalties, exclusion from participating in the Medi-Cal/Medicaid programs, as well as repayments of previously billed and collected revenues. Additionally, many of our medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may lead to disputes with medical providers which may seek additional monetary compensation.

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our financial position, results of operations, or cash flows.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements

Terms

During 2001 and 2002, we entered into employment agreements with five executives with initial terms of one to three years, subject to automatic one-year extensions thereafter. The agreements provide for annual base salaries of $1,882 in the aggregate plus a Target Bonus, as defined. If the executives are terminated without cause or if they resign for good reason before a Change of Control, as defined, we will pay one year’s base salaries and Target Bonus for the year of termination, in addition to full vesting of 401(k) employer contributions and stock options, and continued health and welfare benefits for the earlier of 18 months or the date the executive receives substantially similar benefits from another employer. If any of the executives are terminated for cause, no further payments are due under the contracts.

If termination occurs within two years following a Change of Control, the employees will receive two times their base salaries and Target Bonus for the year of termination in addition to full vesting of 401(k) employer contributions and stock options and continued health and welfare benefits for the earlier of three years or the date the executive receives substantially similar benefits from another employer.

Executives who receive severance benefits, whether or not in connection with a Change of Control, will also receive all accrued benefits for prior service including a pro rata Target Bonus for the year of termination.

Stock Option Settlements

On November 7, 2002, we agreed to acquire fully vested stock options to purchase 640,000 shares of common stock and the related Put Option held by an executive through a cash payment of $7,660. The cash payment was determined based on the negotiated fair value per share in excess of the exercise price of the 640,000 shares as if the options were exercised and the shares repurchased. The cash settlement resulted in a compensation charge of $6,880 in the fourth quarter of 2002.

On November 7, 2002, we agreed to acquire fully vested stock options to purchase 95,200 shares of common stock held by another executive through a cash payment of $1,023. The cash payment was determined based on the negotiated fair value per share in excess of exercise price of the 95,200 shares as if the options were exercised and the shares repurchased. The cash settlement resulted in a 2002 fourth quarter compensation charge of $916.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our four HMOs operating in California, Washington, Michigan and Utah. The HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Our proportionate share of the net assets in these subsidiaries (after inter-company eliminations) which may not be transferable in the form of loans, advances or cash dividends was $72.0 million and $30.1 million at December 31, 2003 and 2002, respectively.

The National Association of Insurance Commissioners, or NAIC, has adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. These new HMO rules, which may vary from state to state, have been adopted by

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Washington, Michigan and Utah HMOs in 2001. California has not yet adopted NAIC risk based capital requirements for HMOs and has not formally given notice of its intention to do so. The NAIC’s HMO rules, if adopted by California, may increase the minimum capital required for that state.

As of December 31, 2003, our HMOs had aggregate statutory capital and surplus of approximately $88.7 million, compared with the required minimum aggregate statutory capital and surplus of approximately $41.6 million. All of the Company’s health plans were in compliance with the minimum capital requirements. The Company has the ability and commitment to provide additional working capital to each of the subsidiary health plans when necessary to ensure that total adjusted capital continually exceeds regulatory requirements.

10.    Restatement of Capital Accounts

Our stockholders voted on July 31, 2002, to approve a re-incorporation merger whereby the Company merged with and reincorporated into a newly formed Delaware corporation as the surviving corporation. The re-incorporation merger took effect on June 26, 2003, and these financial statements reflect the effect of a 40-for-1 split of our outstanding common stock as a result of the share exchange in the re-incorporation merger.

The Delaware corporation’s Certificate of Incorporation provides for 80,000,000 shares of authorized common stock, par value $0.001 and 20,000,000 shares of authorized preferred stock, par value $0.001. Our board of directors may designate the rights, preferences and privileges of each series of preferred stock at a future date. Such rights, preferences and privileges may include dividend and liquidation preferences and redemption and voting rights.

11.    Stock Plans

We have made periodic grants of stock options to key employees and non-employee directors under the 2000 Omnibus Stock and Incentive Plan (the 2000 Plan) and prior grants. Pursuant to the 2000 Plan, we may grant qualified and non-qualified options for common stock, stock appreciation rights, restricted and unrestricted stock and performance units (collectively, the awards) to officers and key employees based on performance. The Plan limits the number of shares that can be granted in one year to 10% of the outstanding common shares at the inception of the year. Exercise price, vesting periods and option terms are determined by the board of directors.

During the year ended December 31, 2003 we issued options to purchase 70,000 shares of our common stock with an estimated fair value of $374. No options were issued during the year ended December 31, 2002. During the years ended December 31, 2001 we issued options to purchase 378,000 shares of our common stock with an estimated total fair value of $2,850. All options granted through July 2, 2003 vested upon the completion of our initial public offering of common stock in July of 2003. Further grants under the 2000 Plan have been frozen.

In 2002, we adopted the 2002 Equity Incentive Plan (2002 Plan), which provides for the granting of stock options, restricted stock, performance shares and stock bonus awards to the Company’s officers, employees, directors, consultants, advisors and other service providers. The 2002 Plan was effective upon the effectiveness of our initial public offering of common stock in July of 2003. The 2002 Plan currently allows for the issuance of 1,600,000 shares of common stock, of which up to 600,000 shares may be issued as restricted stock. Beginning January 1, 2004, and each year thereafter, shares eligible for issuance will automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis, unless the board of directors provides for a smaller increase. Shares reserved for issuance under the 2000 Plan that are not needed for outstanding options granted will be included in the shares reserved for the 2002 Plan. Through December 31, 2003 no awards have been made under the 2002 Plan.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, we adopted the 2002 Employee Stock Purchase Plan (Purchase Plan) which provides for the issuance of up to 600,000 common shares. The Purchase Plan was effective upon the effectiveness of our initial public offering of common stock in July of 2003. Beginning January 1, 2004, and each year thereafter, shares eligible for issuance will automatically increase by the lesser of 6,000 shares or 1% of total outstanding capital stock on a fully diluted basis. During each six-month offering period, eligible employees may purchase common shares at 85% of their fair market value through payroll deductions. Each eligible employee is limited to a maximum purchase of $25 (as measured by the fair value of the stock acquired) per year.

Through December 31, 2003, a total of 80,130 shares had been issued pursuant to the Purchase Plan.

Through June 30, 2003, 632,840 of outstanding options were granted with exercise prices below fair value. Upon the effectiveness of our initial public offering of common stock in July 2003, all outstanding options vested immediately and all deferred stock–based compensation was expensed immediately. Additionally, the liability for stock-based compensation expense was reclassified to paid-in-capital. Compensation expense recognized in the consolidated statements of income in connection with these options was $1,236, $860 and $505 during 2003, 2002 and 2001, respectively.

The fair value of the options was estimated at the grant date using the Minimum Value option-pricing model. The following assumptions were used: a risk-free interest rate of 3.78% in 2003 and 5.54% in 2001 (no options were granted in 2002); a dividend yield of 0% and expected option lives of 120 months.

The Minimum Value option-pricing model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly-subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock option activity and related information is as follows:

	Year ended December 31
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	758,360	$3.57	1,498,600	$2.28	1,171,800	$1.61
Granted	70,000	16.98	—	—	378,000	4.50
Exercised	25,400	2.83	—	—	—	—
Forfeited(a)	5,760	4.50	740,240	1.11	51,200	3.13

Outstanding at end of year	797,200	4.77	758,360	3.57	1,498,600	2.28
Exercisable at end of year	797,200	4.77	416,680	2.87	995,960	1.34
Weighted average per option fair value of options granted during the year		5.35		—		7.54

(a)	Includes options to purchase 735,200 shares which were canceled in 2002 in exchange for payments of $8,683 to the option holders (see Note 9—Commitments and Contingencies).

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31 2003	Weighted Average Remaining Contractual Life (Number of Months)	Weighted Average Exercise Price	Number Exercisable at December 31 2003	Weighted Average Exercise Price
$2.00	237,840	70	$2.00	237,840	$2.00
3.13	47,760	76	3.13	47,760	3.13
4.50	441,600	93	4.50	441,600	4.50
16.98	70,000	110	16.98	70,000	16.98

2.00 – 16.98	797,200	87	4.77	797,200	4.77

12.    Stock Transactions

Stock Repurchases

In January and February 2003, we redeemed 1,201,174 shares of common stock from certain stockholders for cash payments of $20,390 ($16.98 per share). The redeemed shares were recorded as treasury stock. The redemptions were made from available cash reserves.

In July 2003 we repurchased a total of 1,120,571 shares of common stock from two stockholders for $17.50 per share or an aggregate purchase price of $19,610. We purchased 912,806 of these shares from the MRM GRAT 301/2 and 207,765 shares from the Mary R. Molina Living Trust. All of these shares were subsequently retired.

Initial Public Offering

In July 2003 we completed an initial public offering of our common stock. We sold 7,590,000 shares, generating net proceeds of approximately $119,600 after deducting approximately $3,900 in fees, costs and expenses and $9,300 in underwriters’ discount.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002. Dollars are in thousands except for per share data.

	For the quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Premium and other operating revenue	$191,768	$194,660	$197,053	$208,302
Operating income	13,349	17,594	17,593	19,211
Income before income taxes	13,275	16,990	17,227	18,921
Net income	7,980	10,947	11,724	11,866
Net income per share:
Basic	$0.41	$0.58	$0.46	$.47

Diluted	$0.40	$0.57	$0.46	$.46

Period end membership	511,000	515,000	530,000	564,000

	For the quarter ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Premium and other operating revenue	$143,852	$150,358	$172,990	$174,979
Operating income	8,521	13,923	19,001	7,359
Income before income taxes	8,430	13,645	19,101	7,223
Net income	5,100	8,367	12,133	4,908
Net income per share:
Basic	$0.26	$0.42	$0.61	$.25

Diluted	$0.25	$0.40	$0.59	$.24

Period end membership	424,000	447,000	478,000	489,000

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Condensed Financial Information of Registrant

Following are the condensed balance sheets of the Registrant as of December 31, 2003 and 2002, and the statements of income and cash flows for each of the three years in the period ended December 31, 2003.

Condensed Balance Sheets

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$11,868	$27,597
Investments	84,733	—
Deferred income taxes	414	552
Due from affiliates	9,506	257
Prepaid and other current assets	3,714	1,862

Total current assets	110,235	30,268
Property and equipment, net	9,693	5,180
Investment in subsidiaries	101,841	65,557
Deferred income taxes	325	225
Advances to related parties and other assets	5,977	994

Total assets	$228,071	$102,224

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,146	$3,527
Income taxes payable	1,565	2,253

Total current liabilities	4,711	5,780
Other long-term liabilities	2,038	1,177

Total liabilities	6,749	6,957
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 25,373,785 shares at December 31, 2003 and 20,000,000 shares at December 31, 2002	25	5
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	103,854	—
Accumulated other comprehensive income, net of tax	54	—
Retained earnings	137,779	95,262
Treasury stock (1,201,174 shares, at cost)	(20,390)	—

Total stockholders’ equity	221,322	95,267

Total liabilities and stockholders’ equity	$228,071	$102,224

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Income

	Year ended December 31,
	2003	2002	2001
Revenue:
Management fees	$41,685	$42,553	$24,817
Investment income	788	179	114

Total operating revenue	42,473	42,732	24,931
Expenses:
Medical care costs	9,124	7,034	6,480
Marketing, general and administrative expenses (including a charge for stock option settlements of $7,796 in 2002)	24,538	29,834	15,926
Depreciation and amortization	2,669	1,095	636

Total expenses	36,331	37,963	23,042

Operating income	6,142	4,769	1,889
Other income (expense):
Interest expense	(1,110)	(140)	(335)
Other, net	—	88	(4)

Total other expense	(1,110)	(52)	(339)

Income before income taxes and equity in net income of subsidiaries	5,032	4,717	1,550
Provision for income taxes	1,542	2,001	697

Net income before equity in net income of subsidiaries	3,490	2,716	853
Equity in net income of subsidiaries	39,027	27,792	29,276

Net income	$42,517	$30,508	$30,129

Condensed Statements of Cash Flows

	Year ended December 31
	2003	2002	2001
Operating activities
Cash provided by operating activities	$5,609	$2,969	$984
Investing activities
Net dividends from and capital contributions to subsidiaries	2,743	26,350	2,200
Purchases of investments	(182,673)	—	—
Sales and maturities of investments	98,027	—	—
Purchases of equipment	(7,182)	(4,024)	(1,763)
Changes in amounts due to and due from affiliates	(9,249)	(1,584)	2,327
Change in other assets and liabilities	(1,964)	572	(1,062)

Net cash provided by (used in) investing activities	(100,298)	21,314	1,702
Financing activities
Issuance of common stock	119,583	—	—
Payment of credit facility fees	(1,887)	—	—
Borrowings under credit facility	8,500	—	—
Repayments under facility	(8,500)	—	—
Purchase and retirement of common stock	(19,610)	—	—
Proceeds from exercise of stock options and employee stock purchases	1,264	—	—
Cash dividends declared	(20,390)	—	—

Net cash provided by financing activities	78,960	—	—

Net (decrease) increase in cash and cash equivalents	(15,729)	24,283	2,686
Cash and cash equivalents at beginning of year	27,597	3,314	628

Cash and cash equivalents at end of year	$11,868	$27,597	$3,314

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes to Condensed Financial Information of Registrant

Note A—Basis of Presentation

Molina Healthcare, Inc. (Registrant) was incorporated on May 26, 1999. Prior to that date, Molina Healthcare of California (formerly Molina Medical Centers, Inc.) operated as a California HMO and as the parent company for Molina Healthcare of Utah, Inc. and Molina Healthcare of Michigan, Inc. In 2000, the employees and operations of the corporate entity were transferred from Molina Healthcare of California to the Registrant.

The Registrant’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Registrant’s share of net income (loss) of its unconsolidated subsidiaries is included in consolidated net income using the equity method.

The parent company-only financial statements should be read in conjunction with the consolidated financial statements and accompanying notes.

Note B—Transactions with Subsidiaries

The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2003, 2002 and 2001 for these services totaled $41,685, $42,553 and $24,817, respectively, which are included in operating revenue.

The Registrant and its subsidiaries are included in the consolidated federal and state income tax returns filed by the Registrant. Income taxes are allocated to each subsidiary in accordance with an intercompany tax allocation agreement. The agreement allocates income taxes in an amount generally equivalent to the amount which would be expensed by the subsidiary if it filed a separate tax return. NOL benefits are paid to the subsidiary by the Registrant to the extent such losses are utilized in the consolidated tax returns.

Note C—Capital Contribution and Dividends

During 2003, 2002 and 2001, the Registrant received dividends from its subsidiaries totaling $12,200, $31,000 and $5,900, respectively. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries.

During 2003, 2002 and 2001, the Registrant made capital contributions to certain subsidiaries totaling $9,457, $4,650 and $3,700 respectively, primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have concluded, based upon their evaluation as of the end of the period covered by the report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13(a)-15(e) and 15d-14(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2003.

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and controller. The code of ethics is posted on our website at www.molinahealthcare.com.

Item 11. Executive Compensation

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2003.

Item 13. Certain Relationships and Related Transactions

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2003.

Item 14. Principal Accounting Fees and Services

The information required under this Item is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2003.

III-1

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a. Financial Statements

Report of Independent Auditors—Ernst & Young LLP

Consolidated Balance Sheets—At December 31, 2003 and 2002

Consolidated Statements of Operations—Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

b.	Reports on Form 8-K

The following reports on Form 8-K have been filed or furnished during the quarter ended December 31, 2003:

1.	Report on Form 8-K dated October 15, 2003, announcing the addition of certain membership to our Michigan health plan.

2.	Report on Form 8-K dated November 5, 2003, announcing our financial results for the quarter ended September 30, 2003 and providing certain earnings guidance.

3.	Report on Form 8-K dated November 7, 2003 reconciling non-GAAP financial measures.

4.	Report on Form 8-K dated December 4, 2003, announcing that our stockholders had elected two directors and ratified the selection of our independent accountants.

c. Exhibits

Reference is made to the Index to Exhibits.

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2004.

MOLINA HEALTHCARE, INC.

By:	/s/ J. MARIO MOLINA, M.D.

J. Mario Molina, M.D. Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MARIO MOLINA, M.D. J. Mario Molina, M.D.	Director, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 19, 2004

/s/ JOHN C. MOLINA, J.D. John C. Molina, J.D.	Director, Executive Vice President, Financial Affairs, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 19, 2004

/s/ JOSEPH W. WHITE, CPA Joseph W. White, CPA	Vice President, Accounting (Principal Accounting Officer)	February 19, 2004

/s/ GEORGE S. GOLDSTEIN, PH.D. George S. Goldstein, Ph.D.	Director; Executive Vice President, Health Plan Operations	February 19, 2004

/s/ RONALD LOSSETT, CPA, D.B.A Ronald Lossett, CPA, D.B.A	Director	February 19, 2004

/s/ CHARLES Z. FEDAK, CPA Charles Z. Fedak, CPA	Director	February 19, 2004

/s/ SALLY K. RICHARDSON Sally K. Richardson	Director	February 19, 2004

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to registrant’s Current Report on Form 8-K, filed September 23, 2003 (Number 1-31719)).

3.3	Form of share certificate for common stock (incorporated by reference to Exhibit 3.5 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.1	Medi-Cal Agreement between Molina Medical Centers and the California Department of Health Services dated April 2, 1996, as amended.

10.2*	Health Services Agreement between Foundation Health, and Molina Medical Centers dated February 1, 1996, as amended (incorporated by reference to Exhibit 10.2 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.3	Contract Between Molina Healthcare of Michigan, Inc. and the State of Michigan effective October 1, 2000, as amended.

10.4*	HMO Contract between American Family Care and the Utah Department of Health effective July 1, 1999, as amended (incorporated by reference to Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.5*	Memorandum of Understanding between Molina Healthcare of Utah, Inc. and the Utah Department of Public Health effective July 1, 2002 (incorporated by reference to Exhibit 10.5 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.6	2003-2005 Contract for Healthy Options and State Children’s Health Insurance Plan between Molina Healthcare of Washington, Inc. and the State of Washington Department of Social and Health Services effective January 1, 2002, as amended.

10.7	Employment Agreement with J. Mario Molina, M.D. dated January 2, 2002 (incorporated by reference to Exhibit 10.7 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.8	Employment Agreement with John C. Molina, J.D. dated January 1, 2002 (incorporated by reference to Exhibit 10.8 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.9	Employment Agreement with Mark L. Andrews, Esq. dated December 1, 2001 (incorporated by reference to Exhibit 10.9 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.10	Employment Agreement with George S. Goldstein, PhD. dated July 30, 1999 (incorporated by reference to Exhibit 10.10 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.11	Employment Agreement with M. Martha Bernadett, M.D. dated January 1, 2002 (incorporated by reference to Exhibit 10.11 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.12	2000 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.12 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.13	2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

Exhibit Number	Description of Exhibit

10.14	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.15	Credit Agreement dated as of March 19, 2003 (incorporated by reference to Exhibit 10.15 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.16*	Amendment to Health Services Agreement effective October 1, 2002 between Foundation Health and Molina Medical Centers dated February 1, 1996, as amended (incorporated by reference to Exhibit 10.18 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.17*	Amendment to Health Services Agreement effective October 1, 2002 between Foundation Health and Molina Medical Centers dated February 1, 1996, as amended (incorporated by reference to Exhibit 10.19 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.18	Amendment to Health Services Agreement effective October 28, 2003 between Foundation Health and Molina Medical Centers dated February 1, 1996, as amended.

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

23.1	Consent of Ernst & Young LLP, Independent Auditor.

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit are subject to an order granting confidential treatment by the Securities and Exchange Commission pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.