Form 10-Q
period 2004-03-31
MOLINA HEALTHCARE INC
filed 2004-05-13
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of May 12, 2004, was 27,351,187.

MOLINA HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements.

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2004	December 31 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,138	$141,850
Investments	132,285	98,822
Receivables	52,545	53,689
Deferred income taxes	2,149	2,442
Prepaid and other current assets	4,680	5,254

Total current assets	361,797	302,057
Property and equipment, net	17,811	18,380
Goodwill and intangible assets, net	11,838	12,284
Restricted investments	2,000	2,000
Deferred income taxes	1,377	1,996
Advances to related parties and other assets	5,732	7,868

Total assets	$400,555	$344,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$98,496	$105,540
Accounts payable and accrued liabilities	12,173	11,419
Income taxes payable	4,290	2,882

Total current liabilities	114,959	119,841
Other long-term liabilities	3,616	3,422

Total liabilities	118,575	123,263
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 27,346,187 shares at March 31, 2004 and 25,373,785 at December 31, 2003	27	25
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	153,340	103,854
Accumulated other comprehensive income	126	54
Retained earnings	148,877	137,779
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	281,980	221,322

Total liabilities and stockholders’ equity	$400,555	$344,585

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31
	2004	2003
Revenue:
Premium revenue	$217,868	$191,377
Other operating revenue	1,295	391
Investment income	863	339

Total operating revenue	220,026	192,107
Expenses:
Medical care costs:
Medical services	50,768	52,473
Hospital and specialty services	109,789	93,516
Pharmacy	23,660	16,743

Total medical care costs	184,217	162,732
Marketing, general and administrative expenses	17,458	14,709
Depreciation and amortization	1,599	1,317

Total expenses	203,274	178,758

Operating income	16,752	13,349
Other income (expense):
Interest expense	(255)	(127)
Other, net	1,162	53

Total other income (expense)	907	(74)

Income before income taxes	17,659	13,275
Provision for income taxes	6,561	5,295

Net income	$11,098	$7,980

Net income per share:
Basic	$0.44	$0.41

Diluted	$0.43	$0.40

Weighted average shares outstanding:
Basic	25,501	19,445

Diluted	25,918	19,802

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three months ended March 31
	2004	2003
Operating activities
Net income	$11,098		$7,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,599		1,317
Amortization of credit facility fees	157		—
Deferred income taxes	870		294
Stock-based compensation	—		187
Changes in operating assets and liabilities:
Receivables	1,144		(17,152)
Prepaid and other current assets	574		(3,826)
Medical claims and benefits payable	(7,044)		9,901
Accounts payable and accrued liabilities	754		(253)
Income taxes payable	2,819		5,590

Net cash provided by operating activities	11,971		4,038
Investing activities
Purchase of equipment	(584)		(930)
Purchases of investments	(140,237)		—
Dispositions and maturities of investments	106,888		—
Other long-term liabilities	194		48
Advances to related parties and other assets	1,979		(1,484)

Net cash used in investing activities	(31,760)		(2,366)
Financing activities
Issuance of common stock	47,360		—
Proceeds from exercise of stock options	717		—
Borrowings under credit facility	—		5,000
Principal payments on notes payable	—		(14)
Purchase of treasury stock	—		(20,390)

Net cash provided by (used for) financing activities	48,077		(15,404)

Net increase (decrease) in cash and cash equivalents	28,288		(13,732)
Cash and cash equivalents at beginning of period	141,850		139,300

Cash and cash equivalents at end of period	$170,138		$125,568

Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$2,877		$(589)

Interest	$98		$153

Schedule of non-cash investing and financing activities:
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	$1,411	$

Change in unrealized gain on investments	$114		—
Deferred taxes	(42)		—

Change in net unrealized gain on investments	$72		—

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

March 31, 2004

1. The Reporting Entity

Molina Healthcare, Inc. (the Company) is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. We were founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, we began operating as a health maintenance organization (HMO). We operate our HMO business through subsidiaries in California (California HMO), Utah (Utah HMO), Washington (Washington HMO) and Michigan (Michigan HMO).

The consolidated financial statements and notes give effect to a 40-for-1 stock split of our outstanding common stock as a result of the share exchange ratio in the reincorporation merger which occurred on June 26, 2003. All share and per share information presented has been adjusted to reflect this stock split.

2. Basis of Presentation

The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the latest fiscal year ended December 31, 2003. Accordingly, certain note disclosures that would substantially duplicate the disclosures contained in the December 31, 2003 audited financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our December 31, 2003 audited financial statements.

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

Stock-Based Compensation

At March 31, 2004 we had two stock-based employee compensation plans, the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan is frozen. We account for stock-based compensation under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions require by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148.

	Three months ended March 31
	2004	2003
Net income, as reported	$11,098	$7,980
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for all awards	—	118
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards	(221)	(211)

Net adjustment	(221)	(93)

Net income, as adjusted	$10,877	$7,887

Earnings per share:
Basic—as reported	$.44	$.41

Basic—as adjusted	$.43	$.41

Diluted—as reported	$.43	$.40

Diluted—as adjusted	$.42	$.40

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended March 31
	2004	2003
Shares outstanding at the beginning of the period	25,374,000	20,000,000
Weighted-average number of shares for stock options	68,000	—
Weighted-average number of shares issued in public offering	59,000	—
Weighted-average number of shares acquired	—	(555,000)

Denominator for basic earnings per share	25,501,000	19,445,000
Dilutive effect of employee stock options	417,000	357,000

Denominator for diluted earnings per share	25,918,000	19,802,000

3. Other Operating Revenue

Other operating revenue for the quarter ended March 31, 2004 includes $1,000 recorded for estimated savings sharing income realized for the period of July 1, 2003 through March 31, 2004 by our Utah HMO (see 5. Receivables).

4. Other Income

Other income for the quarter ended March 31, 2004 includes a pretax gain of $1,160 recognized upon the termination of certain Collateral Assignment Split-Dollar Insurance Agreements between the Company and the Molina Siblings Trust, a related party. The Company had agreed to make premium payments towards the life insurance policies held by the Trust on the life of Mary R. Molina. The Company was not an insured under the policies, but was entitled to receive repayment of all premium advances from the Trust upon the earlier of Mrs. Molina’s death or cancellation of the policies. Receivables, representing premium payments made by the Company, were discounted based on Mrs. Molina’s remaining actuarial life. On March 2, 2004, the Collateral Assignment Split-Dollar Insurance Agreements were terminated by the early repayment of the advances to the Trust. The gain of $1,160 represents the recovery of the discounts previously recorded.

5. Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary are comprised of the following:

	March 31, 2004	December 31, 2003
California HMO	$20,803	$22,082
Utah HMO	25,319	26,465
Other	6,423	5,142

Total receivables – operating subsidiaries	$52,545	$53,689

Substantially all receivables due our California HMO at March 31, 2004 and December 31, 2003, were collected in April 2004 and January 2004, respectively.

Our agreement with the state of Utah calls for the reimbursement of our Utah HMO of medical costs incurred in serving our members plus an administrative fee of 9% of medical costs and all or a portion of any cost savings realized, as defined in the agreement. Our Utah health plan bills the state of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the state of Utah includes: 1) amounts billed to the state for actual paid health care claims plus administrative fees; 2) amounts estimated to be due under the savings sharing provision of the agreement (see 3. Other Operating Revenue); and 3) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid.

6. Long-Term Debt

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

At March 31, 2004, no amounts were outstanding under the credit facility.

7. Commitments and Contingencies

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

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our four HMO subsidiaries operating in California, Washington, Michigan and Utah. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of loans, advances or cash dividends was $79,500 at March 31, 2004, and $72,000 at December 31, 2003. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Washington, Michigan and Utah adopted these new HMO rules, which may vary from state to state, in 2001. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.

As of March 31, 2004, our HMOs had aggregate statutory capital and surplus of approximately $98,600, compared with the required minimum aggregate statutory capital and surplus of approximately $41,700. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

8. Stock Repurchases

In January and February 2003, we purchased 1,201,174 shares of our common stock from certain stockholders for $16.98 per share, or an aggregate purchase price of $20,390. These shares are held as treasury stock.

9. Acquisitions

On February 23, 2004, we signed a definitive agreement to acquire, by merger with our newly formed subsidiary, the capital stock of Health Care Horizons, Inc., which is the parent company of New Mexico-based Cimarron Health Plan, for approximately $69,000, subject to adjustments. Health Care Horizons, Inc. has approximately $6,900 in bank debt outstanding. We intend to fund the acquisition through available cash and expect to close the transaction by the third quarter of 2004, subject to regulatory approvals, the approval of Health Care Horizons, Inc.’s shareholders and other closing conditions. Cimarron membership is comprised of approximately 66,000 Medicaid members and approximately 38,000 commercial members as of February 1, 2004. See 11. Subsequent Events for further information.

On February 27, 2004, our Washington subsidiary signed a definitive agreement to acquire the Medicaid and Basic Health contracts of Premera Blue Cross of Washington for $18,000. As of February 1, 2004, the contracts to be transferred covered approximately 60,000 Medicaid and Basic Health members. We expect the transaction to close by the third quarter of 2004.

10. Public Offering of Common Stock

In March 2004 we completed a public offering of our common stock. We sold 1,800,000 shares, generating net proceeds of approximately $47,360 after deducting approximately $520 in fees, costs and expenses and $2,520 in the underwriters’ discount.

11. Subsequent Events

On May 11, 2004, we announced that we have reached a definitive agreement to transfer the commercial membership of Cimarron Health Plan to Lovelace Sandia Health System. The transfer is intended to occur immediately following the completion of our acquisition of Cimarron’s parent company, Health Care Horizons, Inc. (see 9. Acquisitions). The consideration for the transfer of the commercial member contracts to Lovelace Sandia is $22 million, subject to adjustments. The transaction is subject to regulatory approvals.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward- Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements appearing in our Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

Forward looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward looking statements as a result of, but not limited to, the following factors:

•	Government efforts to limit Medicaid expenditures.

•	Our dependence upon a relatively small number of government contracts and subcontracts for our revenue.

•	Uncertainty regarding our ability to control our medical costs and other operating expenses.

•	Uncertainty regarding our ability to accurately estimate incurred but not reported medical care costs.

•	Changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations.

•	Difficulties in managing, integrating and securing our information systems.

•	Difficulties in executing our acquisition strategy, including business integration difficulties.

•	Ineffective management of our growth.

•	Superior financial resources of our competitors.

•	Restrictions and covenants in our credit facility that may impede our ability to make acquisitions and declare dividends.

•	Our dependence upon certain key employees.

•	Our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California.

•	State regulations that may impair our ability to upstream cash from our subsidiaries.

•	Demographic changes.

Investors should also refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2004 for a discussion of risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

Overview

We are a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. Our objective is to become the leading managed care organization in the United States focused primarily on serving people who receive health care benefits through state-sponsored programs for low-income populations.

We generate revenues primarily from premiums we receive from the states in which we operate. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. In the first quarter of 2004 we received approximately 87% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. Approximately 7% of our premium revenue in the first quarter of 2004 was realized under a cost plus reimbursement agreement that our Utah subsidiary has with that state. We also received approximately 6% of our premium revenue from the Medicaid programs in Washington and Michigan for newborn deliveries, or birth income, on a per case basis which are recorded in the month the deliveries occur. Premium rates are periodically adjusted by the state Medicaid programs.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members in each of our service areas as of the dates indicated.

Market	As of March 31, 2004	As of March 31, 2003
California	252,000	254,000
Michigan	89,000	35,000
Utah	44,000	44,000
Washington	203,000	178,000

Total	588,000	511,000

Other operating revenue primarily includes fee-for-service revenue generated by our clinics in California and savings sharing revenues in Utah, California and Michigan, where we receive additional incentive payments from the states if inpatient medical costs are less than prescribed amounts. The savings sharing provisions of our contract with the state of Michigan are no longer in effect, and we recognized our last savings sharing revenue in that state in the second quarter of 2003.

Our operating expenses include expenses related to medical care services and marketing, general and administrative, or MG&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals and providers of ancillary medical services, such as pharmacy, laboratory and radiology services. Medically related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24 hour on-call nurses, member services and compliance. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists and hospitals are paid on a fee-for-service basis. For the quarter ended March 31, 2004, approximately 80% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers not paid on a capitated basis are paid on a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic-related groups and case rates.

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

MG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some MG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting and legal and regulatory. Locally-provided functions include marketing, plan administration and provider relations. Included in MG&A expenses are premium taxes for the Washington HMO and (beginning in the second quarter of 2003) the Michigan HMO.

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

	Three Months Ended March 31,
	2004	2003
Premium revenue	99.0%	99.6%
Other operating revenue	0.6%	0.2%
Investment income	0.4%	0.2%

Total operating revenue	100.0%	100.0%

Medical care ratio	84.1%	84.9%
Marketing, general and administrative expenses	7.9%	7.7%
Operating income	7.6%	6.9%
Net income	5.0%	4.2%

The Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

Premium Revenue

Premium revenues for the first quarter of 2004 were $217.9 million, representing an increase of $26.5 million (13.8%) over 2003 premium revenue of $191.4 million.

Membership growth contributed $26.9 million in increased premium revenue. Member months (defined as the aggregation of each month’s membership for the period) for the first quarter of 2004 were 14.1% higher than in the first quarter of 2003.

Excluding the State of Utah, increased premium rates contributed an additional $7.7 million in premium revenue during the first quarter of 2004 when compared to the same period in 2003. Premium rates were higher in Washington and Michigan, more than offsetting declining premium rates in California.

Premium revenue increases resulting from higher enrollment and increased premium rates were partially offset by an $8.1 million decline in revenue recognized under the Company’s cost reimbursement contract with the state of Utah. This decline in revenue was a direct result of the Company’s successful management of healthcare costs in that state. Improved healthcare cost management in Utah led to the recognition during the first quarter of 2004 of $1.0 million of savings sharing income. The savings sharing income is reported as “Other operating revenue” in the Company’s Consolidated Statements of Income and represents the Company’s estimated savings sharing income generated during the period of July 1, 2003 through March 31, 2004.

Other Operating Revenue

Other operating revenue increased to $1.3 million for the quarter ended March 31, 2004 from $.4 million for the prior year, principally as a result of the recognition of $1.0 million in savings sharing revenue by our Utah HMO. This amount represents the estimated savings sharing income generated during the period of July 1, 2003 through March 31, 2004.

Investment Income

Investment income for the quarter ended March 31, 2004 increased to $.9 million from $.3 million for the quarter ended March 31, 2003, principally due to larger invested balances.

Medical Care Costs

Medical care costs increased to $184.2 million in 2004 from $162.7 million in 2003. Medical care cost as a percentage of premium and other operating revenue declined to 84.1% in the first quarter of 2004 from 84.9% in the first quarter of 2003. As a percentage of premium and other operating revenue, specialty and pharmacy costs increased in the first quarter of 2004 when compared to the first quarter of 2003, while capitation and inpatient costs decreased as percentage of premium and other operating revenue.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses were $17.5 million for the first quarter of 2004, representing 7.9% of operating revenue, as compared to $14.7 million, or 7.7% of total operating revenue, for the first quarter of 2003. Excluding premium taxes, MG&A expenses decreased to 6.6% of operating revenue in the first quarter of 2004 as compared to 6.9% in the first quarter of 2003. Premium tax expense was $3.0 million for the quarter ended March 31, 2004 compared to $1.5 million for the quarter ended March 31, 2003.

Depreciation and Amortization

Depreciation and amortization expense for the quarter ended March 31, 2004 increased to $1.6 million from $1.3 million for the same period of the prior year. The increase was primarily due to increased capital expenditures.

Interest Expense

Interest expense increased to $.3 million for the quarter ended March 31, 2004 from $.1 million for the same period of the prior year, principally due to increased amortization of prepaid credit facility fees.

Other Income

Other income for the quarter ended March 31, 2004 includes a pretax gain of $1.16 million recognized upon the termination of certain Collateral Assignment Split-Dollar Insurance Agreements between the Company and the Molina Siblings Trust, a related party. The Company had agreed to make premium payments towards the life insurance policies held by the Trust on the life of Mary R. Molina. The Company was not an insured under the policies, but was entitled to receive repayment of all premium advances from the Trust upon the earlier of Mrs. Molina’s death or cancellation of the policies. Receivables, representing premium payments made by the Company, were discounted based on Mrs. Molina’s remaining actuarial life. On March 2, 2004, the Collateral Assignment Split-Dollar Insurance Agreements were terminated by the early repayment of the advances to the Trust. The gain of $1.16 million represents the recovery of the discounts previously recorded.

Provision for Income Taxes

Income tax expense increased 23.9%, or $1.3 million, to $6.6 million for the first quarter of 2004 from $5.3 million in the first quarter of 2003. The increase in income tax expense is principally due to a 39.1% increase in pretax income, partially offset by the benefit of a proportionally larger portion of our profits being generated in states with lower income tax rates. Our effective tax rate decreased to 37.2% for the quarter ended March 31, 2004 from 39.9% for the quarter ended March 31, 2003.

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

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of March 31, 2004, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. As of March 31, 2004, our investments (all of which are classified as current assets) consisted solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. Three professional portfolio managers operating under documented investment guidelines manage our investments.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities with maturities of up to 12 months. The average annualized portfolio yield for the quarters ended March 31, 2004 and March 31, 2003 was approximately 1.5% and 1.1%, respectively.

Net cash provided by operations was $12.0 million for the quarter ended March 31, 2004 and $4.0 million for the quarter ended March 31, 2003. The increase in net cash provided by operations for the quarter ended March 31, 2004 when compared to the quarter ended March 31, 2003 was due to the following factors:

•	increased net income ($3.1 million higher in 2004);

•	changes in accounts receivable balances, particularly at our Utah HMO (a source of $1.1 million in the quarter ended March 31, 2004 compared to a use of $17.2 million in the quarter ended March 31, 2003); and

•	changes in miscellaneous working capital accounts ( a source of $6.8 million in the quarter ended March 31, 2004 compared to a source of $3.3 million in the quarter ended March 31, 2003.

These factors were offset in part by changes in medical claims liabilities, which were a use of $7.0 million in the quarter ended March 31, 2004 compared to a source of $9.9 million in the quarter ended March 31, 2003.

In March 2004 we completed a public offering of our common stock. We sold 1,800,000 shares, generating net proceeds of approximately $47.4 million after deducting approximately $.5 million in fees and $2.5 million in the underwriters’ discount.

Our offerings of common stock in July 2003 and March 2004, respectively, have substantially enhanced our liquidity. Additionally, because we generally receive premium revenue in advance of payment for the related medical care costs (with the exception of our Utah HMO), our cash available has increased during periods when we experienced enrollment growth. Our ability to support the increase in membership with existing infrastructure also allows us to retain a larger portion of the additional premium revenue as profit.

At March 31, 2004, we had working capital of $246.8 million as compared to $182.2 million at December 31, 2003. At March 31, 2004 and December 31, 2003, cash and cash equivalents were $170.1 million and $141.9 million, respectively. At March 31, 2004 and December 31, 2003, our investments were $132.3 million and $98.8 million, respectively.

Our subsidiaries are required to maintain minimum capital prescribed by various jurisdictions in which we operate. As of March 31, 2004, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2004. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

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

As of March 31, 2004, our HMOs had aggregate statutory capital and surplus of approximately $98.6 million, compared with the required minimum aggregate statutory capital and surplus of approximately $41.7 million. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that total adjusted capital continually meets regulatory requirements.

Contractual Obligations

In the table below, we set forth our contractual obligations as of March 31, 2004. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	2004	2005 –2006	2007 –2008	2009 and Beyond
Operating lease obligations	$4,112	$9,793	$7,622	$12,071
Purchase Commitments	2,735	1,592	61	—

Total contractual obligations	$6,847	$11,385	$7,683	$12,071

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

The most significant estimates involved in determining our claims liability concern the determination of completion factors and trended per member per month cost estimates.

For the five months of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. The following table reflects the change in our estimate of claims liability as of March 31, 2004 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding that date by the percentages indicated. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$(6,690)
(2)%	(4,460)
(1)%	(2,230)
1%	2,230
2%	4,460
3%	6,690

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following table reflects the change in our estimate of claims liability as of March 31, 2004 that would have resulted had we altered our trend factors by the percentages indicated. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Trended Per member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$(4,107)
(2)%	(2,738)
(1)%	(1,369)
1%	1,369
2%	2,738
3%	4,107

In addition, assuming a hypothetical 1% difference between our March 31, 2004 estimated claims liability and the actual claims incurred run-out, net income for the three months ended March 31, 2004 would increase or decrease by approximately $.4 million, while diluted net income per share would increase or decrease by $.01 per share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the quarters ended March 31, 2004 and March 31, 2003:

	2004	2003
Balances at beginning of period	$105,540	$90,811
Components of medical care costs related to:
Current year	190,943	167,489
Prior years	(6,726)	(4,757)

Total medical care costs	184,217	162,732
Payments for medical care costs related to:
Current year	115,097	93,365
Prior years	76,164	59,466

Total paid	191,261	152,831

Balances at end of period	$98,496	$100,712

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables and restricted investments. We invest a substantial portion of our cash in the CADRE Affinity Fund and CADRE Reserve Fund (CADRE Funds), a portfolio of highly liquid money market securities. Three professional portfolio managers operating under documented investment guidelines manage our investments. Restricted investments are invested principally in certificates of deposit and treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our HMO subsidiaries operate.

As of March 31, 2004 we had cash and cash equivalents of $170.1 million, investments of $132.3 million and restricted investments of $2.0 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. Our investments (all of which are classified as current assets) consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer has concluded, based upon its evaluation as of the end of the period covered by the report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II -OTHER INFORMATION

Item 2.	Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities

(f) Uses of Proceeds from Initial Public Offering and Secondary Offering

On July 8, 2003, we completed our initial public offering of 7,590,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation as co-manager. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-102268, which was declared effective by the Securities and Exchange Commission on July 1, 2003. The offering commenced on July 2, 2003. All of the 7,590,000 shares sold by the Company were issued at a price of $17.50 per share. We received net proceeds from the offering of approximately $119.6 million, after deducting approximately $3.9 million in fees and expenses and approximately $9.3 million in the underwriters’ discount. We used a portion of the proceeds from the offering to repay the then outstanding balance of $8.5 million on our long-term debt facility and to complete a previously contemplated repurchase of an aggregate of 1,120,571 shares of the Company’s common stock from two stockholders for $17.50 per share, or an aggregate purchase price of $19.6 million. In such transaction, the Company purchased 912,806 shares owned by the MRM GRAT 301/2 and 207,765 shares owned by the Mary R. Molina Living Trust. In September, 2003, we used $3.75 million of the proceeds to complete the previously contemplated purchase of a Medicaid contract in Michigan. We intend to use the balance of approximately $87.75 million of such net proceeds for general corporate purposes, including acquisitions.

On March 29, 2004 we completed a public offering of 1,800,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation and Legg Mason Wood Walker, Inc. as co-managers. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-113221, which was declared effective by the Securities and Exchange Commission on March 24, 2004. All of the 1,800,000 shares sold by the Company were issued at a price of $28.00 per share. We received net proceeds from the offering of approximately $47.4 million, after deducting approximately $.5 million in fees and expenses and approximately $2.5 million in the underwriters’ discount. We intend to use the net proceeds for general corporate purposes, including acquisitions.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Title

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The following reports on Form 8-K have been filed or furnished during the quarter ended March 31, 2004:

1.	Report on Form 8-K dated February 11, 2004 announcing our financial results for the quarter and year ended December 31, 2003.

2.	Report on Form 8-K dated February 12, 2004 providing certain earnings guidance.

3.	Report on Form 8-K dated February 23, 2004 announcing that we had entered into an agreement to acquire Healthcare Horizons, Inc.

4.	Report on Form 8-K dated February 26, 2004, filing the transcript of a teleconference we held to discuss our acquisition of Healthcare Horizons, Inc.

5.	Report on Form 8-K dated March 1, 2004 announcing that our Washington subsidiary had entered into an agreement to acquire by transfer the Medicaid and Basic Health contracts and members of Premera Blue Cross in Washington.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC. (Registrant)

May 12, 2004 Date	/s/ J. MARIO MOLINA

J. Mario Molina, M.D. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

May 12, 2004 Date	/s/ JOHN C. MOLINA

John C. Molina, J.D. Executive Vice President, Financial Affairs, Chief Financial Officer and Treasurer (Principal Financial Officer)