Form 10-Q
period 2004-06-30
MOLINA HEALTHCARE INC
filed 2004-08-12
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of August 9, 2004, was 27,428,679.

MOLINA HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30 2004	December 31 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$178,339	$141,850
Investments	117,187	98,822
Receivables	56,489	53,689
Deferred income taxes	2,486	2,442
Prepaid and other current assets	5,827	5,254

Total current assets	360,328	302,057
Property and equipment, net	18,277	18,380
Goodwill and intangible assets, net	29,426	12,284
Restricted investments	2,000	2,000
Deferred income taxes	1,397	1,996
Advances to related parties and other assets	4,601	7,868

Total assets	$416,029	$344,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$101,722	$105,540
Accounts payable and accrued liabilities	13,325	11,419
Income taxes payable	2,786	2,882

Total current liabilities	117,833	119,841
Other long-term liabilities	3,417	3,422

Total liabilities	121,250	123,263
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding 27,428,679 shares at June 30, 2004 and 25,373,785 shares at December 31, 2003	27	25
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding
Additional paid-in capital	154,719	103,854
Accumulated other comprehensive income	(404)	54
Retained earnings	160,827	137,779
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	294,779	221,322

Total liabilities and stockholders’ equity	$416,029	$344,585

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Revenue:
Premium revenue	$247,455	$193,519	$465,323	$384,896
Other operating revenue	691	1,141	1,986	1,532
Investment income	912	323	1,775	662

Total operating revenue	249,058	194,983	469,084	387,090
Expenses:
Medical care costs:
Medical services	51,511	54,830	102,279	107,303
Hospital and specialty services	132,964	89,225	242,753	182,741
Pharmacy	24,573	16,538	48,233	33,281

Total medical care costs	209,048	160,593	393,265	323,325
Salary, general and administrative expenses	18,842	15,422	36,300	30,131
Depreciation and amortization	1,734	1,374	3,333	2,691

Total expenses	229,624	177,389	432,898	356,147

Operating income	19,434	17,594	36,186	30,943
Other income (expense):
Interest expense	(258)	(625)	(513)	(752)
Other, net	(19)	21	1,143	74

Total other expense	(277)	(604)	630	(678)

Income before income taxes	19,157	16,990	36,816	30,265
Provision for income taxes	7,207	6,043	13,768	11,338

Net income	$11,950	$10,947	$23,048	$18,927

Net income per share:
Basic	$0.44	$0.58	$0.87	$0.99

Diluted	$0.43	$0.57	$0.86	$0.97

Weighted average shares outstanding:
Basic	27,353	18,799	26,427	19,120

Diluted	27,738	19,169	26,829	19,485

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six months ended June 30
	2004	2003
Operating activities
Net income	$23,048	$18,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,333	2,691
Amortization of capitalized credit facility fees	314	210
Deferred income taxes	516	(393)
Stock-based compensation	—	369
Changes in operating assets and liabilities:
Receivables	(2,800)	(40,414)
Prepaid and other current assets	(573)	(4,178)
Medical claims and benefits payable	(4,018)	10,868
Deferred revenue	—	23,392
Accounts payable and accrued liabilities	1,906	1,057
Income taxes payable (receivable)	2,247	2,297

Net cash provided by operating activities	23,973	14,826
Investing activities
Purchase of equipment	(2,172)	(3,319)
Purchases of investments	(401,644)	—
Dispositions and maturities of investments	382,546	—
Net cash paid in purchase transactions	(18,000)	—
Other long-term liabilities	(5)	(14)
Advances to related parties and other assets	2,953	(68)

Net cash used in investing activities	(36,322)	(3,401)
Financing activities
Issuance of common stock	47,360	—
Proceeds from exercise of stock options and employee stock purchases	1,478	—
Borrowings under credit facility	—	8,500
Payment of credit facility fees	—	(1,887)
Repayment of mortgage note	—	(3,350)
Purchase of treasury stock	—	(20,390)

Net cash provided by (used in) financing activities	48,838	(17,127)

Net increase (decrease) in cash and cash equivalents	36,489	(5,702)
Cash and cash equivalents at beginning of period	141,850	139,300

Cash and cash equivalents at end of period	$178,339	$133,598

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$11,008	$9,434

Interest	$197	$440

Schedule of non-cash investing and financing activities:
Tax benefit from stock option exercises recorded as additional paid-in capital	$2,029	$—

Change in unrealized loss on investments	$(733)	—
Deferred income taxes	275	—

Change in net unrealized loss on investments	(458)	$—

Details of acquisitions:
Fair value of assets acquired	$18,200	—
Liabilities assumed	(200)	—

Cash paid for acquisitions	$18,000	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

June 30, 2004

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

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

Stock-Based Compensation

At June 30, 2004 we had two stock-based employee compensation plans, the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan is frozen. We account for stock-based compensation under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148.

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net income, as reported	$11,950	$10,947	$23,048	$18,927
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for all awards	—	114	—	231
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards	(209)	(175)	(430)	(386)

Net adjustment	(209)	(61)	(430)	(155)

Net income, as adjusted	$11,741	$10,886	$22,618	$18,772

Earnings per share:
Basic—as reported	$.44	$.58	$.87	$.99

Basic—as adjusted	$.43	$.58	$.86	$.98

Diluted—as reported	$.43	$.57	$.86	$.97

Diluted—as adjusted	$.42	$.57	$.84	$.96

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Shares outstanding at the beginning of the period	27,346,000	18,799,000	25,374,000	20,000,000
Weighted average number of shares issued in public offering	—	—	930,000	—
Weighted average number of shares issued for stock options and employee stock purchases	7,000	—	123,000	—
Weighted-average number of shares acquired	—	—	—	(880,000)

Denominator for basic earnings per share	27,353,000	18,799,000	26,427,000	19,120,000
Dilutive effect of employee stock options	385,000	370,000	402,000	365,000

Denominator for diluted earnings per share	27,738,000	19,169,000	26,829,000	19,485,000

3.	Other Operating Revenue

Other operating revenue for the quarter ended June 30, 2004 includes $360 recorded for estimated savings sharing income realized by our Utah HMO during that quarter. Other operating revenue for the six months ended June 30, 2004 includes $1,375 recorded for such estimated savings sharing income realized for the period of July 1, 2003 through June 30, 2004 (see 5. Receivables). Other operating revenue for the quarter and six months ended June 30, 2003 includes $734 of savings sharing income earned by our Michigan HMO.

4.	Other Income

Other income for the six months ended June 30, 2004 includes a pretax gain of $1,160 recognized upon the termination of certain Collateral Assignment Split-Dollar Insurance Agreements between the Company and the Molina Siblings Trust, a related party, during the first quarter of 2004. We had agreed to make premium payments towards the life insurance policies held by the Trust on the life of Mary R. Molina. We were not an insured under the policies, but were entitled to receive repayment of all premium advances from the Trust upon the earlier of Mrs. Molina’s death or cancellation of the policies. Receivables, representing premium payments made by us, were discounted based on Mrs. Molina’s remaining actuarial life. On March 2, 2004, the Collateral Assignment Split-Dollar Insurance Agreements were terminated by the early repayment of the advances to the Trust. The gain of $1,160 represents the recovery of the discounts previously recorded.

5.	Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary are comprised of the following:

	June 30, 2004	December 31, 2003
California HMO	$20,947	$22,082
Utah HMO	26,714	26,465
Other	8,828	5,142

Total receivables – operating subsidiaries	$56,489	$53,689

Substantially all receivables due our California HMO at June 30, 2004 and December 31, 2003, were collected in July and January of 2004, respectively.

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

We entered into a credit agreement dated as of March 19, 2003, under which a syndicate of lenders provided a $75,000 senior secured credit facility. Interest on any amount outstanding under the facility is payable monthly at a rate per annum of: (a) LIBOR plus a margin ranging from 200 to 250 basis points or (b) the higher of (i) Bank of America prime or (ii) the federal funds rate plus 0.50%, plus a margin ranging from 100 to 150 basis points. All borrowings under the credit facility are due and payable in full by March 20, 2006. The credit facility is secured by substantially all of our parent company’s real and personal property and the real and personal property of one of our Utah subsidiaries and, subject to certain limitations, all shares of our Washington HMO subsidiary, our Michigan HMO subsidiary and both of our Utah subsidiaries.

At June 30, 2004, no amounts were outstanding under the credit facility.

7.	Commitments and Contingencies

Legal

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our four HMO subsidiaries operating in California, Washington, Michigan and Utah. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of loans, advances or cash dividends was $88,800 at June 30, 2004, and $72,000 at December 31, 2003. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Washington, Michigan and Utah adopted these new HMO rules, which may vary from state to state, in 2001. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.

As of June 30, 2004, our HMOs had aggregate statutory capital and surplus of approximately $114,400, compared with the required minimum aggregate statutory capital and surplus of approximately $41,750. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

8.	Acquisitions

Effective June 1, 2004 we completed our acquisition of the Healthy Options (Medicaid) and Basic Health Plan contracts of Premera Blue Cross, adding approximately 56,000 members. We paid to Premera $18,000 for both contracts in addition to assuming an estimated $200 in medical related liabilities. Of the $18,200 cost of the acquisition, $12,700 was assigned to intangible assets (contract rights) to be amortized over seventy-two months, while $5,500 was recorded as goodwill.

9.	Public Offering of Common Stock

In March 2004 we completed a public offering of our common stock. We sold 1,800,000 shares, generating net proceeds of approximately $47,360 after deducting approximately $520 in fees, costs and expenses and $2,520 in the underwriters’ discount.

10.	Subsequent Events

On July 1, 2004, we closed on our acquisition of Health Care Horizons, Inc., the parent company of Cimarron Health Plan, Inc., a New Mexico corporation. The acquisition was effected in accordance with the Agreement and Plan of Merger dated as of February 23, 2004, by and among the Company, Health Care Horizons, Inc., a Michigan corporation, Molina NM Acquisition Corp., a Delaware corporation, and the principal shareholders of Health Care Horizons. Under the terms of the merger agreement, our wholly-owned subsidiary, Molina NM Acquisition Corp. merged into Health Care Horizons, with Health Care Horizons as the surviving corporation.

The consideration for the merger was $69 million, subject to adjustments. At the close of the acquisition, we extinguished $5.8 million of outstanding Health Care Horizons bank debt. We funded the acquisition with available cash. As of the effective time of the merger, each share of Health Care Horizons common stock was converted into the right to receive in cash the merger consideration (as defined in the merger agreement), divided by the number of shares of the Health Care Horizons common stock outstanding as of the closing. All of the outstanding common stock of Molina NM Acquisition Corp. was converted into 100 shares of Health Care Horizons common stock. Effective as of August 1, 2004, Cimarron Health Plan, Inc. changed its name to Molina Healthcare of New Mexico, Inc.

On August 4, 2004, we announced that, as of August 1, 2004, we had closed on the transfer of all of the commercial members of Cimarron Health Plan to Albuquerque-based Lovelace Sandia Health System, Inc. The consideration for the transfer paid by Lovelace was approximately $16.0 million and the potential payment of an additional $3.5 million subject to the satisfaction of certain conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	Government efforts to limit Medicaid expenditures.

•	Our dependence upon a relatively small number of government contracts and subcontracts for our revenue.

•	Uncertainty regarding our ability to control our medical costs and other operating expenses.

•	Uncertainty regarding our ability to accurately estimate incurred but not reported medical care costs.

•	Changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations.

•	Difficulties we encounter in managing, integrating and securing our information systems.

•	Difficulties we encounter in executing our acquisition strategy, including business integration difficulties.

•	Ineffective management of our growth.

•	The superior financial resources of our competitors.

•	Restrictions and covenants in our credit facility that may impede our ability to make acquisitions and declare dividends.

•	Our dependence upon certain key employees.

•	Our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California.

•	The existence of state regulations that may impair our ability to upstream cash from our subsidiaries.

•	Demographic changes.

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

We generate revenues primarily from premiums we receive from the states in which we operate. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. In the six months ended June 30, 2004 we received approximately 85% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. Approximately 9% of our premium revenue in the six months ended June 30, 2004 was realized under a cost plus reimbursement agreement that our Utah subsidiary has with that state. We also received approximately 6% of our premium revenue for the six months ended June 30, 2004 in the form of birth payments (one time payments for the delivery of children) from the Medicaid programs in Washington and Michigan. Such payments are recognized as revenue in the month the birth occurs. The state Medicaid programs periodically adjust premium rates.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state as of the dates indicated.

Market	As of June 30, 2004	As of June 30, 2003
California	245,000	258,000
Michigan	90,000	36,000
Utah	48,000	44,000
Washington	269,000	177,000

Total	652,000	515,000

The following table details member months (defined as the aggregation of each month’s membership for the period) by state for the quarter and six-months ended June 30, 2004 and 2003:

	Quarter Ended June 30,		% of Increase (Decrease)	Six Months June 30,		% of Increase (Decrease)
	2004	2003		2004	2003
Michigan	268,000	106,000	152.8%	524,000	211,000	148.3%
Washington	679,000	536,000	26.7%	1,269,000	1,062,000	19.5%
California	742,000	768,000	(3.4)%	1,503,000	1,527,000	(1.6)%
Utah	138,000	133,000	3.8%	270,000	267,000	1.1%

Total	1,827,000	1,543,000	18.4%	3,566,000	3,067,000	16.3%

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

Our operating expenses include expenses related to the provision of medical care services and salary, general and administrative, or SG&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals and providers of ancillary medical services, such as pharmacy, laboratory and radiology services. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services and compliance. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists and hospitals are paid on a fee-for-service basis. For the six months ended June 30, 2004, approximately 80% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers not paid on a capitated basis are paid on a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic-related groups and case rates.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience, inpatient hospital utilization data and prior authorization of medical services. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. We employ our own actuary and obtain quarterly certifications of our IBNR liability from independent actuaries. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates.

SG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some SG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration and provider relations. Included in SG&A expenses are premium taxes for the Washington HMO and (beginning in the second quarter of 2003) the Michigan HMO.

Results of Operations

The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total operating revenue. The medical care ratio is shown as a percentage of premium and other operating revenue because there is a direct relationship between the premium and other operating revenue earned and the cost of health care.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Premium revenue	99.3%	99.2%	99.2%	99.4%
Other operating revenue	0.3%	0.6%	0.4%	0.4%
Investment income	0.4%	0.2%	0.4%	0.2%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	84.2%	82.5%	84.2%	83.7%
Salary, general and administrative expenses	7.6%	7.9%	7.7%	7.8%
Operating income	7.8%	9.0%	7.7%	8.0%
Net income	4.8%	5.6%	4.9%	4.9%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Premium Revenue

Premium revenue for the quarter ended June 30, 2004 was $247.5 million, representing an increase of $54.0 million (27.9%) over premium revenue for the quarter ended June 30, 2003 of $193.5 million.

Membership growth contributed $38.6 million in increased premium revenue. Effective June 1, 2004, our Washington HMO added approximately 64,000 members as a result of its acquisition of the Healthy Options (Medicaid) and Basic Health Plan contracts of Premera Blue Cross.

Increased premium rates contributed an additional $15.4 million in premium revenue during the second quarter of 2004 when compared with the same period in 2003. Membership growth in Washington and Michigan, which have higher premium rates than California, was the primary source of higher premium rates on a blended basis. During the second quarter of 2004, we recognized $1.1 million of out of period premium revenue as a result of the publication by the state of California of new rates for the contract year beginning October 1, 2003. The revenue recognized represents the extent to which rate reductions expected for the period of October 1, 2003 through March 31, 2004, have been scaled back.

Other Operating Revenue

Other operating revenue was $.7 million for the quarter ended June 30, 2004 and included $.4 million of savings sharing income recognized by our Utah HMO. Other operating revenue for the quarter ended June 30, 2003 was $1.1 million, principally due to the one-time recognition of $.7 million of savings sharing income at our Michigan HMO. All other operating revenue for both 2004 and 2003 consisted primarily of revenue earned by our California medical clinic operations.

Investment Income

Investment income for the quarter ended June 30, 2004 increased to $.9 million from $.3 million for the same period of the prior year, principally as a result of larger invested balances as well as marginally higher investment yields.

Medical Care Costs

Medical care costs as a percentage of premium and other operating revenue (medical care ratio) increased to 84.2% in the second quarter of 2004 from 82.5% in the second quarter of 2003. Medical care costs increased in absolute terms to $209.0 million in the second quarter of 2004 from $160.6 million in the second quarter of 2003. Hospital, specialty and pharmacy costs all increased as a percentage of premium and other operating revenues. Increases in these costs were partially the result of changes in contracting arrangements at our Washington HMO between 2004 and 2003. During the third quarter of 2003, there was a significant shift of membership at the Washington HMO subsidiary from full risk capitation to fee-for-service contracts, resulting in a shift from medical costs (where capitation expense is reported) to hospital, specialty and pharmacy costs.

The increase in the medical care ratio was most pronounced at our Michigan HMO. Despite a slight decline in per member per month medical costs compared with the second quarter of 2003, per member per month premium revenue declined by a greater amount due to shifts in the geographic mix of the Company’s membership in that state, as well as shifts between aid categories. This resulted in a higher medical care ratio in Michigan. The state of Michigan has announced that increased premium rates will be implemented effective October 1, 2004. Based upon available information, we believe that our Michigan HMO will receive a blended rate increase of approximately 10% for its current membership as of that date. We further believe that the anticipated rate increase will significantly reduce the medical care ratio of our Michigan HMO.

Temporary increases in utilization among the members acquired from Premera Blue Cross of Washington effective June 1, 2004 also led to increased medical care costs in the second quarter of 2004. We have in the past experienced similar temporary increases in medical care costs for newly acquired blocks of membership.

Salary, General and Administrative Expenses

SG&A expenses were $18.8 million for the second quarter of 2004, representing 7.6% of operating revenue, as compared with $15.4 million, or 7.9% of total operating revenue, for the second quarter of 2003. Excluding premium taxes, SG&A expenses decreased to 5.9% of operating revenue in the second quarter of 2004 as compared with 6.7% in the second quarter of 2003.

Depreciation and Amortization

Depreciation and amortization expense for the quarter ended June 30, 2004 increased to $1.7 million from $1.4 million for the same period of the prior year. The increase was primarily due to increased capital expenditures.

Interest Expense

Interest expense decreased to $.3 million for the quarter ended June 30, 2004 from $.6 million for the same period of the prior year. Interest expense decreased as a result of the repayment in the third quarter of 2003 of amounts owed under our credit facility at June 30, 2003.

Provision for Income Taxes

Income tax expense increased approximately 20.0%, or $1.2 million, to $7.2 million for the second quarter of 2004 from $6.0 million in the second quarter of 2003. The increase in income tax expense is principally due to a 12.8% increase in pretax income and the recognition of certain California state tax redevelopment credits in the second quarter of 2003. Partially offsetting these two factors was the benefit of a proportionally larger portion of our profits being generated in states with lower income tax rates in the second quarter of 2004. Our effective tax rate increased to 37.6% for the quarter ended June 30, 2004 from 35.6% for the quarter ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Premium Revenue

Premium revenue for the six months ended June 30, 2004 was $465.3 million, representing an increase of $80.4 million (20.9%) over premium revenue for the six months ended June 30, 2003, of $384.9 million.

Membership growth for the first half of 2004 contributed $63.7 million in increased premium revenue. Excluding the state of Utah, increased premium rates contributed an additional $21.7 million in premium revenue during the first half of 2004 when compared with the same period in 2003. Premium revenue increases were partially offset by a $5.0 million decline in revenue recognized under our cost reimbursement contract with the state of Utah. This decline in revenue was a direct result of our successful management of healthcare costs in that state. Improved healthcare cost management in Utah also led to the recognition during the first half of 2004 of $1.4 million of savings sharing income. The savings sharing income is reported as “Other operating revenue” in our Consolidated Income Statements and represents the estimated savings incentive payments generated during the period of July 1, 2003 through June 30, 2004.

Other Operating Revenue

Other operating revenue increased to $2.0 million for the six months ended June 30, 2004 from $1.5 million for the prior year, principally as a result of the previously mentioned Utah savings sharing revenue, offset in part by the absence of Michigan savings sharing revenue. The savings sharing provisions of our contract with the state of Michigan are no longer in effect, and we recognized our last savings sharing revenue in that state in the second quarter of 2003.

Investment Income

Investment income for the six months ended June 30, 2004 increased to $1.8 million from $.7 million for the same period of the prior year, principally as a result of larger invested balances as well as marginally higher investment yields.

Medical Care Costs

The medical care ratio increased to 84.2% in the first half of 2004 from 83.7% in the same six-month period of 2003. Medical care costs increased in absolute terms to $393.3 million in the six months ended June 30, 2004, from $323.3 million in the same period of 2003. Hospital, specialty and pharmacy costs all increased as a percentage of premium and other operating revenues. As noted in the discussion of quarterly results above, increases in these costs were partially the result of changes in contracting arrangements at our Washington HMO between 2004 and 2003. As also noted above, the increase in the medical care ratio was most pronounced at the our Michigan HMO

Salary, General and Administrative Expenses

Salary, general and administrative expenses were $36.3 million for the first half of 2004, representing 7.7% of operating revenue, as compared with $30.1 million, or 7.8% of total operating revenue, for the first half of 2003. Excluding premium taxes, SG&A expenses decreased to 6.2% of operating revenue for the six months ended June 30, 2004, as compared with 6.8% in the same six-month period of 2003.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2004 increased to $3.3 million from $2.7 million for the same period of the prior year. The increase was primarily due to increased capital expenditures.

Interest Expense

Interest expense decreased to $.5 million for the six months ended June 30, 2004 from $.8 million for the comparable period of 2003. Interest expense decreased as a result of the repayment in the third quarter of 2003 of amounts owed under our credit facility at June 30, 2003.

Other Income

Other income for the six months June 30, 2004 includes a pretax gain of $1.16 million recognized in the first quarter of 2004 upon the termination of certain Collateral Assignment Split-Dollar Insurance Agreements between us and the Molina Siblings Trust, a related party. We had agreed to make premium payments towards the life insurance policies held by the Trust on the life of Mary R. Molina. We were not an insured under the policies, but were entitled to receive repayment of all premium advances from the Trust upon the earlier of Mrs. Molina’s death or cancellation of the policies. Receivables, representing premium payments made us, were discounted based on Mrs. Molina’s remaining actuarial life. On March 2, 2004, the Collateral Assignment Split-Dollar Insurance Agreements were terminated by the early repayment of the advances to the Trust. The gain of $1.16 million represents the recovery of the discounts previously recorded.

Provision for Income Taxes

Income tax expense increased approximately 22.1%, or $2.5 million, to $13.8 million for the six months ended June 30, 2004 from $11.3 million for the six months ended June 30, 2003. The increase in income tax expense is principally due to a 21.7% increase in pretax income. Our effective tax rate decreased slightly to 37.4% for the six months ended June 30, 2004 from 37.5% for the six months ended June 30, 2003.

Liquidity and Capital Resources

We generate cash from premium revenue, services provided on a fee-for-service basis at our clinics and investment income. Our primary uses of cash include the payment of expenses related to medical care services and SG&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of June 30, 2004, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. Our investments (all of which are classified as current assets) consisted solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. Three professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the six months ended June 30, 2004 and June 30, 2003 was approximately 1.3% and 1.0%, respectively.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities with maturities of up to 12 months.

Net cash provided by operations was $24.0 million for the six months ended June 30, 2004 and $14.8 million for the six months ended June 30, 2003. The increase in net cash provided by operations for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003 was due to the following factors:

•	increased net income ($4.1 million higher in 2004);

•	increased depreciation and amortization expense ($.6 million higher in 2004);

•	changes in accounts receivable balances, particularly at our Utah HMO (a use of $2.8 million in the six months ended June 30, 2004 compared to a use of $40.4 million in the six months ended June 30, 2003); and

•	changes in miscellaneous working capital accounts (a source of $4.4 million in the six months ended June 30, 2004 compared to a use of $.6 million in the six months ended June 30, 2003).

These factors were offset in part by the following factors:

•	changes in medical claims liabilities, which were a use of $4.0 million in the six months ended June 30, 2004 compared to a source of $10.9 million in the six months ended June 30, 2003; and

•	changes in deferred revenue, a source of $23.4 million for the six months ended June 30, 2003 compared to $0 for the six months ended June 30, 2004.

In March 2004 we completed a public offering of our common stock. We sold 1,800,000 shares, generating net proceeds of approximately $47.4 million after deducting approximately $.5 million in fees and $2.5 million in the underwriters’ discount.

Our offerings of common stock in July 2003 and March 2004, respectively, have substantially enhanced our liquidity. Additionally, because we generally receive premium revenue in advance of payment for the related medical care costs (with the exception of our Utah HMO), our cash has increased during periods when we experienced enrollment growth. Our ability to support the increase in membership with existing infrastructure also allows us to retain a larger portion of the additional premium revenue as profit.

At June 30, 2004, we had working capital of $242.5 million as compared to $182.2 million at December 31, 2003. At June 30, 2004 and December 31, 2003, cash and cash equivalents were $178.3 million and $141.9 million, respectively. At June 30, 2004 and December 31, 2003, our investments were $117.2 million and $98.8 million, respectively.

Effective June 1, 2004 we completed our acquisition of the Healthy Options (Medicaid) and Basic Health Plan contracts of Premera Blue Cross, adding approximately 56,000 members. We paid to Premera $18 million for both contracts in addition to assuming an estimated $.2 million in medical related liabilities. The transaction was funded with cash internally generated by our Washington HMO.

On July 1, 2004, we closed on our acquisition of Health Care Horizons, Inc., the parent company of Cimarron Health Plan, Inc., a New Mexico corporation. The consideration for the merger was $69 million, subject to adjustments. At the close of the acquisition, we extinguished $5.8 million of outstanding Health Care Horizons bank debt. We funded the acquisition with available cash.

On August 4, 2004, we announced that, as of August 1, 2004, we had closed on the transfer of all of the commercial members of Cimarron Health Plan to Albuquerque-based Lovelace Sandia Health System, Inc. The consideration for the transfer paid by Lovelace was approximately $16.0 million and the potential payment of an additional $3.5 million subject to the satisfaction of certain conditions. The purchase consideration will be paid to our New Mexico subsidiary, and transfer of that money to our parent company will require regulatory approval.

Our subsidiaries are required to maintain minimum capital prescribed by various jurisdictions in which we operate. As of June 30, 2004, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2004. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

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

As of June 30, our HMOs had aggregate statutory capital and surplus of approximately $114.4 million, compared with the required minimum aggregate statutory capital and surplus of approximately $41.8 million. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that total adjusted capital continually meets regulatory requirements.

Contractual Obligations

In our Report on Form 10-Q for the quarter ended March 31, 2004, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

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

Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us (IBNR). We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known. We also record reserves for estimated referral claims related to medical groups under contract with us that are financially troubled or insolvent and that may not be able to honor their obligations for the payment of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses are not expected to be significant. In applying this policy, we use judgment to determine the appropriate assumptions for determining the required estimates. While we believe our estimates are adequate, it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our knowledge of trends in the industry, information provided by our customers and information available from other sources as appropriate.

The most significant estimates involved in determining our claims liability concern the determination of claims payment completion factors and trended per member per month cost estimates.

For the five months of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. The following table reflects the change in our estimate of claims liability as of June 30, 2004 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding that date by the percentages indicated. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$7,341
(2)%	4,894
(1)%	2,447
1%	(2,447)
2%	(4,894)
3%	(7,341)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following table reflects the change in our estimate of claims liability as of June 30, 2004 that would have resulted had we altered our trend factors by the percentages indicated. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Trended Per member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$(4,518)
(2)%	(3,012)
(1)%	(1,506)
1%	1,506
2%	3,012
3%	4,518

Assuming a hypothetical 1% difference between our June 30, 2004 estimated claims liability and the actual claims incurred run-out, net income for the six months ended June 30, 2004 would increase or decrease by approximately $.4 million, while diluted net income per share would increase or decrease by $.01 per share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the six months ended June 30, 2004 and 2003:

	2004	2003
Balances at beginning of period	$105,540	$90,811
Components of medical care costs related to
Current year	398,970	332,352
Prior years	(5,705)	(9,027)

Total medical care costs	393,265	323,325
Payments for medical care costs related to:
Current year	310,162	246,177
Prior years	86,921	66,280

Total paid	397,083	312,457

Balances at end of period	$101,722	$101,679

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

As of June 30, 2004 we had cash and cash equivalents of $178.3 million, investments of $117.2 million and restricted investments of $2.0 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. Our investments (all of which are classified as current assets) consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded, based upon its evaluation as of the end of the period covered by the report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(d) Uses of Proceeds from Initial Public Offering and Secondary Offering

On July 8, 2003, we completed our initial public offering of 7,590,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation as co-manager. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-102268, which was declared effective by the Securities and Exchange Commission on July 1, 2003. The offering commenced on July 2, 2003. All of the 7,590,000 shares sold by the Company were issued at a price of $17.50 per share. We received net proceeds from the offering of approximately $119.6 million, after deducting approximately $3.9 million in fees and expenses and approximately $9.3 million in the underwriters’ discount. We used a portion of the proceeds from the offering to repay the then outstanding balance of $8.5 million on our long-term credit facility and to complete a previously contemplated repurchase of an aggregate of 1,120,571 shares of our common stock from two stockholders for $17.50 per share, or an aggregate purchase price of $19.6 million. In such transaction, we purchased 912,806 shares owned by the MRM GRAT 301/2 and 207,765 shares owned by the Mary R. Molina Living Trust. In September 2003, we used $3.75 million of the proceeds to complete the previously contemplated purchase of a Medicaid contract in Michigan. In May 2004 we contributed $20.0 million of the proceeds to our Michigan HMO to increase its capitalization so that it would be allowed to accept additional members in accordance with state regulations. On August 1, 2004 we used the remainder of these proceeds, paying $69.0 million in transaction consideration for the purchase of Health Care Horizons, Inc.

On March 29, 2004, we completed a public offering of 1,800,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation and Legg Mason Wood Walker, Inc. as co-managers. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-113221, which was declared effective by the Securities and Exchange Commission on March 24, 2004. All of the 1,800,000 shares sold by the Company were issued at a price of $28.00 per share. We received net proceeds from the offering of approximately $47.4 million, after deducting approximately $.5 million in fees and expenses and approximately $2.5 million in the underwriters’ discount. On August 1, 2004, we used $5.8 million of these proceeds to extinguish outstanding bank debt of Health Care Horizons, Inc. We intend to use the remaining net proceeds for general corporate purposes, including acquisitions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Title
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The following reports on Form 8-K have been filed or furnished during the quarter ended June 30, 2004:

1.	Report on Form 8-K filed May 12, 2004 announcing our financial results for the quarter ended March 31, 2004.

2.	Report on Form 8-K filed May 14, 2004 announcing we had entered into a definitive agreement to transfer the commercial membership of Cimarron Health Plan to Lovelace Sandia Health System.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

August 10, 2004	/s/ J. MARIO MOLINA
Date	J. Mario Molina, M.D. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

August 10, 2004	/s/ JOHN C. MOLINA
Date	John C. Molina, J.D. Executive Vice President, Financial Affairs, Chief Financial Officer and Treasurer (Principal Financial Officer)