Form 10-Q
period 2004-09-30
MOLINA HEALTHCARE INC
filed 2004-11-15
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of November 12 2004, was 27,515,567.

MOLINA HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30 2004	December 31 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$219,387	$141,850
Investments	76,745	98,822
Receivables	65,260	53,689
Deferred income taxes	3,423	2,442
Prepaid and other current assets	8,115	5,254

Total current assets	372,930	302,057
Property and equipment, net	21,134	18,380
Intangible assets, net	33,857	8,443
Goodwill	46,484	3,841
Restricted investments	9,815	2,000
Deferred income taxes	—	1,996
Advances to related parties and other assets	4,257	7,868

Total assets	$488,477	$344,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$137,316	$105,540
Accounts payable and accrued liabilities	21,044	11,419
Net liability for commercial membership sale	2,240	—
Income taxes payable	7,718	2,882

Total current liabilities	168,318	119,841
Deferred income taxes	3,448	—
Other long-term liabilities	4,086	3,422

Total liabilities	175,852	123,263

Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding 27,515,567 shares at September 30, 2004 and 25,373,785 shares at December 31, 2003	28	25
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	155,864	103,854
Accumulated other comprehensive income (loss)	(143)	54
Retained earnings	177,266	137,779
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	312,625	221,322

Total liabilities and stockholders’ equity	$488,477	$344,585

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Revenue:
Premium revenue	$328,781	$196,653	$794,104	$581,549
Other operating revenue	946	400	2,932	1,932
Investment income	1,080	473	2,855	1,135

Total operating revenue	330,807	197,526	799,891	584,616
Expenses:
Medical care costs:
Medical services	57,384	54,022	159,663	161,325
Hospital and specialty services	186,336	91,624	429,089	274,365
Pharmacy	32,798	16,090	81,031	49,371

Total medical care costs	276,518	161,736	669,783	485,061
Salary, general and administrative expenses	26,642	16,599	62,942	46,730
Depreciation and amortization	2,558	1,598	5,891	4,289

Total expenses	305,718	179,933	738,616	536,080

Operating income	25,089	17,593	61,275	48,536
Other income (expense):
Interest expense	(280)	(398)	(793)	(1,150)
Other income	1	32	1,144	106

Total other income (expense)	(279)	(366)	351	(1,044)

Income before income taxes	24,810	17,227	61,626	47,492
Provision for income taxes	8,371	5,503	22,139	16,841

Net income	$16,439	$11,724	$39,487	$30,651

Net income per share:
Basic	$0.60	$0.46	$1.47	$1.45

Diluted	$0.59	$0.46	$1.45	$1.42

Weighted average shares outstanding:
Basic	27,456	25,283	26,772	21,197
Diluted	27,801	25,740	27,154	21,592

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine months ended September 30
	2004	2003
Operating activities
Net income	$39,487	$30,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,891	4,289
Amortization of capitalized credit facility fees	471	367
Deferred income taxes	356	605
Stock-based compensation	52	1,236
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Receivables	(3,076)	(20,494)
Prepaid and other current assets	(1,858)	(7,993)
Medical claims and benefits payable	2,224	6,551
Deferred revenue	(687)	—
Accounts payable and accrued liabilities	3,631	1,331
Income taxes payable (receivable)	2,311	777

Net cash provided by operating activities	48,802	17,320
Investing activities
Purchases of equipment	(4,703)	(6,082)
Purchases of investments	(408,219)	(81,226)
Dispositions and maturities of investments	429,981	19,000
Cash paid in purchase transactions, net of cash acquired and received in divestiture transaction	(34,869)	(1,346)
Increase in restricted cash	(30)	—
Other long-term liabilities	147	(105)
Advances to related parties and other assets	3,140	(44)

Net cash used in investing activities	(14,553)	(69,803)
Financing activities
Issuance of common stock	47,282	119,625
Proceeds from employee stock grants, exercise of stock options and employee stock purchases	1,825	(1,887)
Repayment of mortgage note	—	(3,350)
Repayment of bank debt	(5,819)	—
Purchase and retirement of common stock	—	(19,610)
Purchase of treasury stock	—	(20,390)

Net cash provided by financing activities	43,288	74,388

Net increase in cash and cash equivalents	77,537	21,905
Cash and cash equivalents at beginning of period	141,850	139,300

Cash and cash equivalents at end of period	$219,387	$161,205

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$19,562	$15,480

Interest	$412	$530

	Nine months ended September 30
	2004	2003
Schedule of non-cash investing and financing activities:
Tax benefit from stock option exercises recorded as additional paid-in capital	$2,854	$2,415

Increase in additional paid-in capital due to employee stock grants	$52	$—

Change in unrealized loss on investments	$(315)	71
Deferred income taxes	118	(27)

Change in net unrealized loss on investments	(197)	$44

Details of acquisitions:
Fair value of assets acquired, net of assets sold	$127,800	$1,346
Less cash acquired in purchase and divestiture transaction	(38,776)	—
Liabilities assumed in purchase and divestiture transaction	(54,155)	—

Cash paid in purchase transactions, net of cash acquired and received in divestiture transaction	$34,869	$1,346

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

September 30, 2004

1. The Reporting Entity

Molina Healthcare, Inc. (the Company) is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. We were founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, we began operating as a health maintenance organization (HMO). We operate our HMO business through subsidiaries in California (California HMO), Utah (Utah HMO), Washington (Washington HMO), Michigan (Michigan HMO) and New Mexico (New Mexico HMO).

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

Stock-Based Compensation

At September 30, 2004 we had two stock-based employee compensation plans, the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan is frozen. We account for stock-based compensation under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

For the three months ended September 30, 2004 we made stocks grants comprising 26,000 shares of common stock as employee compensation. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of up to three years. Common shares issued pursuant to the exercise of stock options for the three and nine months ended September 30, 2004 were 86,888 and 318,028, respectively.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148.

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net income, as reported	$16,439	$11,724	$39,487	$30,651
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for all awards	—	541	—	773
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards	(165)	(889)	(595)	(1,275)

Net adjustment	(165)	(348)	(595)	(502)

Net income, as adjusted	$16,274	$11,376	$38,892	$30,149

Earnings per share:
Basic—as reported	$.60	$.46	$1.47	$1.45

Basic—as adjusted	$.59	$.45	$1.45	$1.42

Diluted—as reported	$.59	$.46	$1.45	$1.42

Diluted—as adjusted	$.59	$.44	$1.43	$1.40

The following table illustrates the components of our stock-based compensation expense (net of tax) for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Stock options	$—	$541	$—	$773
Stock grants	33	—	33	—

Total stock-based compensation expense	$33	$541	$33	$773

The recognition and measurement of stock grants is the same under APB Opinion No. 25 and SFAS No. 123. The related expenses for the fair value of stock grants were charged to salary, general and administrative expenses and are included in the net income, as reported amounts in the pro forma net income table above.

On October 13, 2004, the Financial Accounting Standards Board concluded that Statement No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. SFAS No. 123R will eliminate our ability to account for share-based compensation using the intrinsic value method permitted under Opinion No. 25. We will utilize the modified prospective method, recognizing compensation cost for share-based awards to employees based on their grant-date fair values from the beginning of the year in which the recognition provisions are first applied as if the fair value-based method had been used to account for all employee awards. Under this transition approach, compensation cost will be recognized for all awards granted, modified or settled after the date of adoption as well as to any awards that were not fully vested as of that date. Any adjustments to recognize share-based liabilities at fair value from the beginning of the year through the date of adoption will be recognized as a cumulative effect of a change in accounting principle. We intend to apply the new rules beginning July 1, 2005.

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Shares outstanding at the beginning of the period	27,429,000	18,799,000	25,374,000	20,000,000
Weighted average number of shares issued in public offering	—	7,507,000	1,220,000	2,530,000
Weighted average number of shares issued for stock options and employee stock purchases	27,000	—	178,000	—
Weighted-average number of shares acquired	—	(1,023,000)	—	(1,333,000)

Denominator for basic earnings per share	27,456,000	25,283,000	26,772,000	21,197,000
Dilutive effect of employee stock options	345,000	457,000	382,000	395,000

Denominator for diluted earnings per share	27,801,000	25,740,000	27,154,000	21,592,000

3. Other Operating Revenue

Other operating revenue for the three months ended September 30, 2004 includes $386 recorded for estimated savings sharing income realized by our Utah HMO during that quarter. Other operating revenue for the nine months ended September 30, 2004 includes $1,762 recorded for such estimated savings sharing income realized for the period of July 1, 2003 through September 30, 2004 (see 5. Receivables). Other operating revenue for the nine months ended September 30, 2003 includes $734 of savings sharing income earned by our Michigan HMO.

4. Other Income

Other income for the nine months ended September 30, 2004 includes a pretax gain of $1,160 recognized upon the termination of certain Collateral Assignment Split-Dollar Insurance Agreements between the Company and the Molina Siblings Trust, a related party, during the first quarter of 2004. We had agreed to make premium payments towards the life insurance policies held by the Trust on the life of Mary R. Molina. We were not an insured under the policies, but were entitled to receive repayment of all premium advances from the Trust upon the earlier of Mrs. Molina’s death or cancellation of the policies. Receivables, representing premium payments made by us, were discounted based on Mrs. Molina’s remaining actuarial life. On March 2, 2004, the Collateral Assignment Split-Dollar Insurance Agreements were terminated by the early repayment of the advances to the Trust. The gain of $1,160 represents the recovery of the discounts previously recorded.

5. Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary are comprised of the following:

	September 30, 2004	December 31, 2003
California HMO	$21,425	$22,082
Utah HMO	28,987	26,465
Other	14,848	5,142

Total receivables	$65,260	$53,689

Substantially all receivables due our California HMO at September 30, 2004 and December 31, 2003, were collected in October and January of 2004, respectively.

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

6. Long-Term Debt

We entered into a credit agreement dated as of March 19, 2003, under which a syndicate of lenders provided a $75,000 senior secured credit facility. Interest on any amount outstanding under the facility is payable monthly at a rate per annum of: (a) LIBOR plus a margin ranging from 200 to 250 basis points or (b) the higher of (i) Bank of America prime or (ii) the federal funds rate plus 0.50%, plus a margin ranging from 100 to 150 basis points. All borrowings under the credit facility are due and payable in full by March 20, 2006. The credit facility is secured by substantially all of our parent company’s real and personal property and the real and personal property of one of our Utah subsidiaries and, subject to certain limitations, all shares of our Washington HMO subsidiary, our Michigan HMO subsidiary, our New Mexico subsidiary and both of our Utah subsidiaries.

The terms of the credit agreement contain various covenants that place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions, and transactions with affiliates. The credit agreement also requires us to meet various financial covenants, including a minimum fixed-charge coverage requirement, a maximum consolidated leverage ratio, a minimum consolidated net worth requirement, a capital expenditure limit and individual subsidiary risk based capital levels. At September 30, 2004 we were in compliance with all of these covenants.

At September 30, 2004, no amounts were outstanding under the credit facility.

7. Commitments and Contingencies

Legal

In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital (“Tenet”) seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional hospitals and to increase its damage claim to approximately $8,000. To date no significant discovery has taken place. We believe that the California HMO has meritorious defenses to Tenet’s claims and the California HMO intends to vigorously defend this matter. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows.

We are involved in various legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our five HMO subsidiaries operating in California, Washington, Michigan, New Mexico and Utah. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of loans, advances or cash dividends was $131,400 at September 30, 2004, and $72,000 at December 31, 2003. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Washington, Michigan, New Mexico and Utah have adopted these rules, which may vary from state to state. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.

As of September 30, 2004, our HMOs had aggregate statutory capital and surplus of approximately $156,900, compared with the required minimum aggregate statutory capital and surplus of approximately $64,000. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

8. Acquisitions

Washington

Effective June 1, 2004, we completed our acquisition of the Healthy Options (Medicaid) and Basic Health Plan contracts of Premera Blue Cross, adding approximately 56,000 members. We paid to Premera $18,000 for both contracts in addition to assuming an estimated $400 in medical related liabilities. Of the $18,400 cost of the acquisition, $12,700 was assigned to intangible assets (contract rights) to be amortized over seventy-two months, while $5,700 was recorded as goodwill.

New Mexico

On July 1, 2004, we acquired the capital stock of Health Care Horizons, Inc. (“HCH”), which is the parent company of New Mexico-based Cimarron Health Plan, Inc., for approximately $69,000, including the assumption of $5,800 of bank debt. The purchase price also included “Other Purchase Related Costs” including (i) $1,440 in change of control payments to certain members of HCH management based upon executive employment agreements in effect at the HCH purchase date, (ii) $642 of direct transaction costs, and (iii) $660 representing the after-tax proceeds realized by HCH upon the sale of certain warrants to purchase the common stock of an unaffiliated entity. The purchase price may be further adjusted in an amount not to exceed $1,000 based on a final determination of the net assets acquired. Effective as of August 1, 2004, we changed the name of Cimarron Health Plan, Inc. to Molina Healthcare of New Mexico, Inc.

Prior to the closing of the HCH acquisition, we announced a definitive agreement had been reached to transfer the commercial membership acquired in the HCH purchase to Lovelace Sandia Health System, Inc. (“Lovelace). Effective August 1, 2004, the transfer was completed and through September 30, 2004, we had received $16,037 (net of approximately $265 in direct transactions costs) in connection with the transfer. On November 2, 2004, we received an additional $1,957 in final settlement of amounts due in connection with the transfer. We also entered into a transition services agreement with Lovelace to provide commercial claims processing, customer and provider call handling, and billing and treasury services through the date the commercial contracts are expected to be fully transitioned to Lovelace.

The HCH purchase has been accounted for under the purchase method of accounting. Accordingly, the consideration paid has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of such consideration paid over the estimated fair value of the assets and liabilities has been preliminarily allocated to certain identifiable intangible assets (included in the table below) and goodwill. The goodwill has been reduced by the consideration received through September 30, 2004 for the commercial membership assets transferred to Lovelace, and further adjusted for the net cash inflows of the commercial operations for the one-month period ended July 31, 2004, or $260, the estimated cash outflows of the transition services agreement, or $2,900, and a tax liability resulting from a gain on transfer of $4,516. The purchase price allocation may be adjusted upon completion of the final valuation of the remaining assets and liabilities of HCH and the settlement of contingent payments to sellers and buyers under the HCH and Lovelace transactions. The net effect of any such adjustments is not expected to be significant.

The following is an analysis of goodwill and intangible assets recognized in connection with the HCH transactions:

Purchase price consideration	$69,000
Other purchase related costs	2,742

Total purchase consideration	71,742
Less net assets acquired	(21,382)
Less net consideration received for transfer of commercial membership	(16,037)
Add net liability assumed in transition services agreement and one-month of commercial operations, net of tax at 37.5%	1,650
Add back tax liability arising from sale of commercial membership	4,516
Add back goodwill included in net assets acquired	7,321

Acquisition cost in excess of net assets acquired	$47,810

Allocation of acquisition cost in excess of net assets acquired (including effect of the Lovelace divestiture transaction):

Allocation to identifiable intangible assets
Medicaid contract		$11,900
Medicaid medical provider network		850
Trade name		2,400
Allocation to other than identifiable intangible assets
Goodwill before deferred tax adjustment	$32,660
Less HCH goodwill	(7,321)

	25,339
Increase in deferred tax liability due to step up in identifiable intangible assets	4,284
Increase in goodwill		29,623

Adjustment to goodwill and intangible assets (including effect of Divestiture Transaction that reduced acquired goodwill by $10,228)		$44,773

Subsequent to the effectiveness of the HCH purchase, we paid approximately $5,800 to retire all of HCH’s outstanding bank debt.

The Medicaid service contract and the Medicaid medical provider network will be amortized on a straight-line basis over ninety-six months. The trade name will not be amortized as it is an indefinite lived asset and will be subject to an annual impairment test.

We retained the tangible assets and liabilities associated with the commercial business at August 1, 2004 (consisting of $4,812 of premiums receivable and $9,895 of medical claims payable).

Pro Forma Financial Information

Our consolidated results of operations include HCH from July 1, 2004. The pro forma results listed below are unaudited and reflect the consolidated results of operations of the Company and HCH as if HCH had been acquired, and the commercial membership had been transferred to Lovelace, as of the beginning of each of the periods presented. The pro forma adjustments include amortization of intangibles, reduction of investment income for proceeds used to pay the purchase price consideration, elimination of incremental commercial activities (premiums, medical care costs, administrative expenses), and related income tax effects.

	Nine months ended September 30
	2004	2003
Total operating revenue	$923,248	$752,838
Income before income taxes	62,249	47,314
Net income	39,889	30,537
Basic income per share	$1.49	$1.44
Diluted earnings per share	$1.47	$1.41

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

9. Public Offering of Common Stock

In March 2004, we completed a public offering of our common stock. We sold 1,800,000 shares, generating net proceeds of approximately $47,282 after deducting approximately $600 in fees, costs and expenses and $2,520 in the underwriters’ discount.

10. Income Taxes

We have pursued various strategies to reduce our federal, state and local taxes.

In the three- and nine-month periods ended September 30, 2004 our income tax expense was reduced by approximately $0.9 million due to out of period California Economic Development Credits realized through amended state tax returns. Net of consulting fees paid in connection with this matter, which are classified as salary, general and administrative expenses in the Consolidated Statements of Income, the after tax benefit to the Company of the out of period tax credits was approximately $0.02 per diluted share for the three and nine-month periods ended September 30, 2004.

In the three and nine-month periods ended September 30, 2003, recognition of state tax credits reduced our tax provision by approximately $1.2 million, or $.05 per diluted share, and approximately $1.5 million, or $.07 per diluted share, respectively. Approximately $1.0 million, or $.04 per diluted share and $.05 per diluted share for the quarter and nine months, respectively, ended September 30, 2003, of the reduction in tax expense related to prior periods. SG&A expense for the quarter and for the nine months ended September 30, 2003 includes approximately $300,000 of tax consulting expense incurred in connection with this effort.

11. Subsequent Events

On October 1, 2004 we transitioned approximately 73,000 members from the Wellness Plan of Michigan into our Michigan HMO. The addition of these members increased the membership of our Michigan HMO to approximately 161,000 as of October 1, 2004. Consideration paid in connection with transition of these members was approximately $18,000 plus direct acquisition costs.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	Government efforts to limit Medicaid expenditures.

•	Our dependence upon a relatively small number of government contracts and subcontracts for our revenue.

•	Uncertainty regarding our ability to control our medical costs and other operating expenses.

•	Uncertainty regarding our ability to accurately estimate incurred but not reported medical care costs.

•	Changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations.

•	Difficulties we encounter in managing, integrating and securing our information systems.

•	Difficulties we encounter in executing our acquisition strategy, including business integration difficulties.

•	Ineffective management of our growth.

•	The superior financial resources of our competitors.

•	Restrictions and covenants in our credit facility that may impede our ability to make acquisitions and declare dividends.

•	Our dependence upon certain key employees.

•	Our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California.

•	The existence of state regulations that may impair our ability to upstream cash from our subsidiaries.

•	Demographic changes.

•	Inherent uncertainties involving pending legal proceedings.

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

We generate revenues primarily from premiums we receive from the states in which we operate. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. In the nine months ended September 30, 2004 we received approximately 85% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. Approximately 9% of our premium revenue in the nine months ended September 30, 2004 was realized under a cost plus reimbursement agreement that our Utah subsidiary has with that state. We also received approximately 6% of our premium revenue for the nine months ended September 30, 2004 in the form of birth payments (one-time payments for the delivery of children) from the Medicaid programs in Washington, Michigan and New Mexico. Such payments are recognized as revenue in the month the birth occurs. The state Medicaid programs periodically adjust premium rates.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state as of the dates indicated.

Market	As of September 30, 2004	As of September 30, 2003
California	249,000	256,000
Michigan	89,000	47,000
Utah	53,000	46,000
New Mexico	65,000	—
Washington	264,000	181,000

Total	720,000	530,000

The following table details member months (defined as the aggregation of each month’s membership for the period) by state for the three and nine-months ended September 30, 2004 and 2003:

	Three months ended September 30,		% of Increase (Decrease)	Nine months ended September 30,		% of Increase (Decrease)
	2004	2003		2004	2003
California	738,000	771,000	(4.3)%	2,242,000	2,299,000	(2.5)%
Michigan	270,000	132,000	104.6%	793,000	343,000	131.2%
Utah	157,000	132,000	18.9%	428,000	399,000	7.3%
New Mexico	196,000	—	—	196,000	—	—
Washington	794,000	535,000	48.5%	2,063,000	1,596,000	29.3%

Total	2,155,000	1,570,000	37.3%	5,722,000	4,637,000	23.4%

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

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals and providers of ancillary medical services, such as pharmacy, laboratory and radiology services. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services and compliance. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists and hospitals are paid on a fee-for-service basis. For the nine months ended September 30, 2004, approximately 82% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers not paid on a capitated basis are paid on a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic-related groups and case rates.

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

SG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some SG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration and provider relations. Included in SG&A expenses are premium taxes for the Washington HMO, the Michigan HMO (beginning in the second quarter of 2003), and the New Mexico HMO (beginning with its acquisition on July 1, 2004).

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Premium revenue	99.4%	99.6%	99.3%	99.5%
Other operating revenue	0.3%	0.2%	0.4%	0.3%
Investment income	0.3%	0.2%	0.3%	0.2%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	83.9%	82.1%	84.0%	83.1%
Salary, general and administrative expenses	8.1%	8.4%	7.9%	8.0%
Operating income	7.6%	8.9%	7.7%	8.3%
Net income	5.0%	5.9%	4.9%	5.2%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Premium Revenue

Premium revenue for the three months ended September 30, 2004 was $328.8 million, representing an increase of $132.1 million (67.2%) over premium revenue for the three months ended September 30, 2003 of $196.7 million.

Membership growth and higher premium rates contributed $89.2 million and $42.9 million in increased premium revenue, respectively, during the third quarter of 2004 as compared to the third quarter of 2003. Effective June 1, 2004, our Washington HMO added approximately 56,000 members as a result of its acquisition of the Healthy Options (Medicaid) and Basic Health Plan contracts of Premera Blue Cross. Effective July 1, 2004, we completed our purchase of HCH, the parent company of Cimarron Health Plan, Inc. (now Molina Healthcare of New Mexico, Inc.), a New Mexico corporation, adding 66,000 members.

Other Operating Revenue

Other operating revenue was $0.9 million for the three months ended September 30, 2004 and included $0.4 million of savings sharing income recognized by our Utah HMO. Other operating revenue for the three months ended September 30, 2003 was $0.4 million. Other than the amounts recognized by our Utah HMO, other operating revenue for the third quarters of both 2004 and 2003 consisted primarily of revenue earned by our California medical clinic operations.

Investment Income

Investment income for the three months ended September 30, 2004 increased to $1.1 million from $0.5 million for the same period of the prior year, principally as a result of larger invested balances as well as marginally higher investment yields.

Medical Care Costs

Medical care costs as a percentage of premium and other operating revenue (the medical care ratio) increased to 83.9% in the third quarter of 2004 from 82.1% in the third quarter of 2003. Medical care costs increased in absolute terms to $276.5 million in the third quarter of 2004 from $161.7 million in the third quarter of 2003.

The increase in the medical care ratio was primarily a result of higher specialty and pharmacy costs in Michigan and the acquisition of our New Mexico HMO, which as expected, has increased our consolidated medical care ratio. Effective October 1, 2004, the Company’s Michigan HMO received a blended premium rate increase of between 10% and 13% applicable to all of its membership, including that to be transitioned from the Wellness Plan effective October 1, 2004. This premium rate increase is expected to reduce the medical care ratio of the Michigan HMO.

Salary, General and Administrative Expenses

Salary, general and administrative expenses were $26.6 million for the third quarter of 2004, representing 8.1% of operating revenue, as compared with $16.6 million, or 8.4% of total operating revenue, for the third quarter of 2003. Excluding premium taxes, SG&A expenses decreased to 5.9% of operating revenue in the third quarter of 2004, as compared with 7.0% in the third quarter of 2003.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2004 increased to $2.6 million from $1.6 million for the same period of the prior year. The increase was primarily due to the amortization of identifiable intangible assets acquired in the Washington (Premera) and New Mexico acquisitions, as well as increased capital expenditures.

Provision for Income Taxes

Income tax expense increased approximately 52.7%, or $2.9 million, to $8.4 million for the third quarter of 2004 from $5.5 million in the third quarter of 2003. The increase in income tax expense was principally due to a 44.2% increase in pretax income. Income tax expense was reduced by approximately $0.9 million and $1.0 million in the quarters ended September 30, 2004 and 2003, respectively, due to out of period California Economic Development Credits realized through amended state tax returns. Net of consulting fees paid in connection with this matter, which are classified as salary, general and administrative expenses in the Consolidated Statements of Income, the after tax benefit to the Company of the out of period tax credits was approximately $0.02 per diluted share for the three months ended September 30, 2004 and $0.03 per diluted share for the three months ended September 30, 2003.

Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003

Premium Revenue

Premium revenues for the nine months ended September 30, 2004, were $794.1 million, representing an increase of $212.6 million (36.6%) over premium revenue for the nine months ended September 30, 2003, of $581.5 million.

Membership growth and higher premium rates contributed $150.6 million and $62.0 million in increased premium revenue, respectively, during the nine months ended September 30, 2004. As noted above, the Company added substantial membership in Washington and New Mexico on June 1 and July 1, respectively, as a result of acquisitions.

Other Operating Revenue

Other operating revenue increased to $2.9 million for the nine months ended September 30, 2004 from $1.9 million for the prior year, principally as a result of the previously mentioned Utah savings sharing revenue (which amounted to $1.8 million for the nine months ended September 30, 2004), offset in part by the absence of Michigan savings sharing revenue. The savings sharing provisions of our contract with the state of Michigan are no longer in effect, and we recognized our last savings sharing revenue in that state in the second quarter of 2003.

Investment Income

Investment income for the nine months ended September 30, 2004 increased to $2.9 million from $1.1 million for the same period of the prior year, principally as a result of larger invested balances as well as marginally higher investment yields.

Medical Care Costs

The medical care ratio increased to 84.0% in the nine months ended September 30, 2004, from 83.1% in the same nine-month period of 2003. Medical care costs increased in absolute terms to $669.8 million in the nine months ended September 30, 2004, from $485.1 million in the same period of 2003. The increase in the medical care ratio was primarily a result of higher specialty and pharmacy costs in Michigan.

Salary, General and Administrative Expenses

Salary, general and administrative expenses were $62.9 million for the nine months ended September 30, 2004, representing 7.9% of operating revenue, as compared with $46.7 million, or 8.0% of total operating revenue, for the nine months ended September 30, 2003. Excluding premium taxes, SG&A expenses decreased to 6.1% of operating revenue for the nine months ended September 30, 2004, as compared with 6.9% in the same nine-month period of 2003.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2004 increased to $5.9 million from $4.3 million for the same period of the prior year. The increase was primarily due to the amortization of identifiable intangible assets acquired in the Washington (Premera) and New Mexico acquisitions, as well as increased capital expenditures.

Interest Expense

Interest expense decreased to $0.8 million for the nine months ended September 30, 2004 from $1.2 million for the comparable period of 2003. Interest expense decreased as a result of the repayment in the third quarter of 2003 of amounts owed under our credit facility.

Other Income

Other income (expense) for the nine months September 30, 2004 includes a pretax gain of $1.16 million recognized in the first quarter of 2004 upon the termination of certain Collateral Assignment Split-Dollar Insurance Agreements between us and the Molina Siblings Trust, a related party. We had agreed to make premium payments towards the life insurance policies held by the Trust on the life of Mary R. Molina. We were not an insured under the policies, but were entitled to receive repayment of all premium advances from the Trust upon the earlier of Mrs. Molina’s death or cancellation of the policies. Receivables, representing premium payments made by us, were discounted based on Mrs. Molina’s remaining actuarial life. On March 2, 2004, the Collateral Assignment Split-Dollar Insurance Agreements were terminated by the early repayment of the advances to the Trust. The gain of $1.16 million represents the recovery of the discounts previously recorded.

Provision for Income Taxes

Income tax expense increased approximately 31.5%, or $5.3 million, to $22.1 million for the nine months ended September 30, 2004 from $16.8 million for the nine months ended September 30, 2003. The increase in income tax expense is principally due to a 29.8% increase in pretax income. Our effective tax rate increased to 35.9% for the nine months ended September 30, 2004 from 35.5% for the nine months ended September 30, 2003.

Liquidity and Capital Resources

We generate cash from premium revenue, services provided on a fee-for-service basis at our clinics and investment income. Our primary uses of cash include the payment of expenses related to medical care services and SG&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of September 30, 2004, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. Our investments (all of which are classified as current assets) consisted solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. Three professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the nine months ended September 30, 2004 and September 30, 2003 was approximately 1.4% and 1.0%, respectively.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities with maturities of up to 12 months.

Net cash provided by operations was $48.8 million for the nine months ended September 30, 2004 and $17.3 million for the nine months ended September 30, 2003. The increase in net cash provided by operations for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003 was due to the following factors:

•	increased net income ($8.8 million higher in 2004);

•	increased depreciation and amortization expense ($1.6 million higher in 2004);

•	changes in accounts receivable balances, particularly at our Utah HMO (a use of $3.1 million in the nine months ended September 30, 2004 compared to a use of $20.5 million in the nine months ended September 30, 2003);

•	changes in deferred revenue, a source of $0.7 million for the nine months ended September 30, 2004 compared to $0 for the nine months ended September 30, 2003; and

•	changes in miscellaneous working capital accounts (a source of $5.0 million in the nine months ended September 30, 2004 compared to a use of $3.7 million in the nine months ended September 30, 2003).

These factors were offset in part by the following factor:

•	changes in medical claims liabilities, which were a source of $2.2 million in the nine months ended September 30, 2004 compared to a source of $6.6 million in the nine months ended September 30, 2003.

In March 2004, we completed a public offering of our common stock. We sold 1,800,000 shares, generating net proceeds of approximately $47.3 million after deducting approximately $0.6 million in fees and $2.5 million in the underwriters’ discount.

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

At September 30, 2004, we had working capital of $204.6 million as compared to $182.2 million at December 31, 2003. At September 30, 2004 and December 31, 2003, cash and cash equivalents were $219.4 million and $141.9 million, respectively. At September 30, 2004 and December 31, 2003, our investments were $76.7 million and $98.8 million, respectively.

Effective June 1, 2004, we completed our acquisition of the Healthy Options (Medicaid) and Basic Health Plan contracts of Premera Blue Cross, adding approximately 56,500 members. We paid to Premera $18 million for both contracts in addition to assuming an estimated $0.4 million in medical related liabilities. The transaction was funded with cash internally generated by our Washington HMO.

On July 1, 2004, we closed on our acquisition of Health Care Horizons, Inc., the parent company of Cimarron Health Plan, Inc. (now Molina Healthcare of New Mexico, Inc.), a New Mexico corporation. The consideration for the merger (including direct transaction costs) was $71.7 million, subject to adjustments. Such adjustments may increase or decrease the purchase price consideration in an amount not to exceed $1.0 million. Any contingent consideration, when finally determined, will be reported as an adjustment to goodwill. At the close of the acquisition, we extinguished $5.8 million of outstanding Health Care Horizons bank debt. We funded the acquisition with available cash.

On August 4, 2004, we announced that, as of August 1, 2004, we had closed on the transfer of all of the commercial members of Cimarron Health Plan, Inc. (now Molina Healthcare of New Mexico, Inc.) to Albuquerque-based Lovelace Sandia Health System, Inc. The consideration for the transfer paid by Lovelace through September 30, 2004 was approximately $16.0 million. On November 2, 2004, we received an additional payment from Lovelace of approximately $2.0 million in final settlement of amounts due in connection with the transfer. The purchase consideration was paid to our New Mexico subsidiary, and transfer of that money to our parent company will require regulatory approval.

Our subsidiaries are required to maintain minimum capital prescribed by various jurisdictions in which we operate. As of September 30, 2004, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2004. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our five HMO subsidiaries operating in California, Washington, Michigan, New Mexico and Utah, respectively. The HMOs are subject to state laws that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders.

The National Association of Insurance Commissioners adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. These HMO rules, which may vary from state to state, have been adopted in Washington, Michigan, New Mexico and Utah. California has not adopted risk based capital requirements for HMOs and has not formally given notice of any intention to do so. The National Association of Insurance Commissioners’ HMO rules, if adopted by California, may increase the minimum capital required for that state.

As of September 30, our HMOs had aggregate statutory capital and surplus of approximately $156.9 million, compared with the required minimum aggregate statutory capital and surplus of approximately $64.0 million. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that total adjusted capital continually meets regulatory requirements.

Contractual Obligations

In our Report on Form 10-Q for the quarter ended March 31, 2004, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

Critical Accounting Policies

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The determination of our liability for claims and medical benefits payable is particularly important to the determination of our financial position and results of operations and requires the application of significant judgment by our management and, as a result, is subject to an inherent degree of uncertainty.

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

For the five months of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. The following table reflects the change in our estimate of claims liability as of September 30, 2004 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding that date by the percentages indicated. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$ 11,675
(2)%	7,783
(1)%	3,892
1%	(3,892)
2%	(7,783)
3%	(11,675)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following table reflects the change in our estimate of claims liability as of September 30, 2004 that would have resulted had we altered our trend factors by the percentages indicated. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Trended Per member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$(6,953)
(2)%	(4,635)
(1)%	(2,318)
1%	2,318
2%	4,635
3%	6,953

Assuming a hypothetical 1% difference between our September 30, 2004 estimated claims liability and the actual claims incurred run-out, net income for the nine months ended September 30, 2004 would increase or decrease by approximately $.7 million, while diluted net income per share would increase or decrease by $.03 per share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the nine months ended September 30, 2004 and 2003:

	2004	2003
Balances at beginning of period	$105,540	$90,811
Components of medical care costs related to
Current year	676,118	495,507
Prior years	(6,335)	(10,446)

Total medical care costs	669,783	485,061
Payments for medical care costs related to:
Current year	548,788	409,293
Prior years	89,219	69,217

Total paid	638,007	478,510

Balances at end of period	$137,316	$97,362

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables and restricted investments. We invest a substantial portion of our cash in the CADRE Affinity Fund and CADRE Reserve Fund (CADRE Funds), a portfolio of highly liquid money market securities. Three professional portfolio managers operating under documented investment guidelines manage our investments. Restricted investments are invested principally in certificates of deposit. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our HMO subsidiaries operate.

As of September 30, 2004, we had cash and cash equivalents of $219.4 million, investments of $77.7 million and restricted investments of $9.8 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. Our investments (all of which are classified as current assets) consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded, based upon its evaluation as of the end of the period covered by the report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls: There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Sarbanes-Oxley 404 Compliance: We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are still in the evaluation of design phase where we have identified what may be control deficiencies in our system of internal controls. As we move to the testing phase of our project, we expect to validate these potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. In the meantime, we have established a series of remediation procedures to investigate these potential control deficiencies, and, where appropriate, to remediate them. To ensure that we address these issues thoroughly, effectively, and timely, we have supplemented our internal project team with the services of several outside specialists. Although we have made this project a top priority for the Company, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of the Company’s fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital (“Tenet”) seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional hospitals and to increase its damage claim to approximately $8,000. To date no significant discovery has taken place. We believe that the California HMO has meritorious defenses to Tenet’s claims and the California HMO intends to vigorously defend this matter. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Uses of Proceeds from Initial Public Offering and Secondary Offering

On July 8, 2003, we completed our initial public offering of 7,590,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation as co-manager. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-102268, which was declared effective by the Securities and Exchange Commission on July 1, 2003. The offering commenced on July 2, 2003. All of the 7,590,000 shares sold by the Company were issued at a price of $17.50 per share. We received net proceeds from the offering of approximately $119.6 million, after deducting approximately $3.9 million in fees and expenses and approximately $9.3 million in the underwriters’ discount. We used a portion of the proceeds from the offering to repay the then outstanding balance of $8.5 million on our long-term credit facility and to complete a previously contemplated repurchase of an aggregate of 1,120,571 shares of our common stock from two stockholders for $17.50 per share, or an aggregate purchase price of $19.6 million. In such transaction, we purchased 912,806 shares owned by the MRM GRAT 301/2 and 207,765 shares owned by the Mary R. Molina Living Trust. In September 2003, we used $3.75 million of the proceeds to complete the previously contemplated purchase of a Medicaid contract in Michigan. In May 2004 we contributed $20.0 million of the proceeds to our Michigan HMO to increase its capitalization so that it would be allowed to accept additional members in accordance with state regulations. On August 1, 2004, we used the remainder of these proceeds, paying $69.0 million in transaction consideration for the purchase of Health Care Horizons, Inc.

On March 29, 2004, we completed a public offering of 1,800,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation and Legg Mason Wood Walker, Inc. as co-managers. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-113221, which was declared effective by the Securities and Exchange Commission on March 24, 2004. All of the 1,800,000 shares sold by the Company were issued at a price of $28.00 per share. We received net proceeds from the offering of approximately $47.3 million, after deducting approximately $.6 million in fees and expenses and approximately $2.5 million in the underwriters’ discount. On August 1, 2004, we used $5.8 million of these proceeds to extinguish outstanding bank debt of Health Care Horizons, Inc. We intend to use the remaining net proceeds for general corporate purposes, including acquisitions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Title
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The following reports on Form 8-K have been filed or furnished during the quarter ended September 30, 2004:

1.	Report on Form 8-K filed July 2, 2004 announcing the closing of our acquisition of Health Care Horizons, Inc.

2.	Report on Form 8-K filed July 16, 2004 providing further information with regard to our acquisition of Health Care Horizons, Inc.

3.	Report on Form 8-K filed August 4, 2004 announcing our financial results for the quarter ended June 30, 2004.

4.	An amendment to the Report on Form 8-K filed July 16, 2004 filed September 13, 2004 providing further information with regard to our acquisition of Health Care Horizons, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC. (Registrant)

November 15, 2004	/s/ J. MARIO MOLINA
Date	J. Mario Molina, M.D. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

November 15, 2004	/s/ JOHN C. MOLINA
Date	John C. Molina, J.D. Executive Vice President, Financial Affairs, Chief Financial Officer and Treasurer (Principal Financial Officer)