Form 10-K
period 2004-12-31
MOLINA HEALTHCARE INC
filed 2005-03-08
CIK 1179929

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 1-31719

MOLINA HEALTHCARE, INC.

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☒  Yes    ☐  No

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2004, the last business day of our most recently completed second fiscal quarter was approximately $436,696,273 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on such date).

As of March 4, 2005, approximately 27,606,108 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on April 27, 2005, are incorporated by reference into Part III of this Form 10-K.

MOLINA HEALTHCARE, INC.

Form 10-K

PART I

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for such statements made by or on behalf of the company. We may from time to time make written or oral statements that are “forward-looking” in our periodic reports and other filings with the Securities and Exchange Commission and in reports to our stockholders. Such statements may, for example, express expectations or projections about future actions that we may take. These forward-looking statements are often accompanied by words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” and similar expressions. These statements include, without limitation, statements about our revenues and earnings, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. There can be no assurance that our expectations will necessarily come to pass.

Actual results may differ materially from our expectations, projections, or estimates due to a variety of important factors, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” Our results of operations and projections of future earnings depend in large part on accurately predicting and effectively managing health benefits and other operating expenses. A variety of factors, including, but not limited to, competition, changes in health care practices, changes in federal or state laws and regulations or their interpretations, inflation, provider contract changes, new technologies, government-imposed surcharges, taxes or assessments, reduction in provider payments by governmental payors, major epidemics, disasters, and numerous other factors affecting the delivery and cost of health care, such as major health care providers’ inability to maintain their operations, may in the future affect our ability to control our medical costs and other operating expenses. Governmental action or business conditions could result in premium revenues not increasing to offset any increase in medical costs and other operating expenses. Once set, premiums are generally fixed for one year periods and, accordingly, unanticipated costs during such periods cannot be recovered through higher premiums. The expiration, cancellation, or suspension of our HMO contracts by the federal and state governments would also negatively impact us. Due to these factors and risks, no assurance can be given with respect to our future premium levels or our ability to control our future medical costs.

From time to time, legislative and regulatory proposals have been made at the federal and state government levels related to the health care system, including but not limited to, limitations on managed care organizations and reform or redesign of the Medicaid program. Such legislative and regulatory action could have the effect of reducing the premiums paid to us by governmental programs or increasing our medical costs. We are unable to predict the specific content of any future legislation, action, or regulation that may be enacted or when any such future legislation or regulation will be adopted. Therefore, we cannot predict accurately the effect of such future legislation, action, or regulation on our business.

Item 1: Business

Overview

We are a multi-state managed care organization that arranges for the delivery of health care services to persons eligible to receive health care benefits through government-sponsored programs for low-income families and individuals, such as Medicaid and the State Children’s Health Insurance Program. We currently have health plans in California, Washington, Michigan, Utah, New Mexico, and Indiana that are administered by our HMO-licensed subsidiaries operating in these states. We also operate 21 company-owned primary care clinics in California that are staffed by physicians, physician assistants, and nurse practitioners. We arrange health care services for members enrolled in our health plans through contracts with health care providers that include our own clinics, independent physicians and groups, hospitals, and ancillary providers. As of December 31, 2004, approximately 788,000 members were enrolled in our health plans.

C. David Molina, M.D. founded our company in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. We recognized the growing need for more effective management and delivery of health care services to underserved populations, predominantly Medicaid beneficiaries, and became licensed as an HMO. We were incorporated in California in 1999, as the parent company of our health plan subsidiaries, under the name American Family Care, Inc. We changed our name to Molina Healthcare, Inc. in March of 2000 and reincorporated in Delaware on June 26, 2003. We have grown over the past several years by taking advantage of attractive expansion opportunities, often involving either the acquisition or the start-up of health plans. We established our Utah health plan in 1997 as a start-up operation, and later acquired health plans in Michigan, Washington, and New Mexico. We have also recently established a start-up operation in Indiana, where our HMO-licensed subsidiary plans to begin serving members in the second quarter of 2005. In July 2003, we completed our initial public offering of common stock.

Our members have distinct social and medical needs and are characterized by their cultural, ethnic, and linguistic diversity. From our inception, we have designed our company to work with government agencies to serve low-income populations. Our success has resulted from our expertise in working with government agencies, our extensive experience with meeting the needs of our members, our 25 years of owning and operating primary care clinics, our cultural and linguistic expertise, and our focus on operational and administrative efficiency.

Our total annual revenue has increased from $185.7 million in 1999 to $1.175 billion in 2004. Over the same period, our net income grew from $9.4 million to $55.8 million. In California, we remain profitable in an environment characterized by significant competition, heavy regulation, and among the lowest state Medicaid expenditure rates per beneficiary in the U.S. We now have the largest Medicaid HMO in Washington, with approximately 50% market share. In Michigan, we became the state’s largest Medicaid HMO in 2004 while increasing our enrollment nearly five-fold between December 31, 2003 and December 31, 2004. Our New Mexico HMO, acquired on July 1, 2004, generated over 18% of our total premium revenue during the second half of 2004. In Utah, we continue to generate substantial savings for the state Medicaid program.

Our principal executive offices are located at One Golden Shore Drive, Long Beach, CA 90802, and our telephone number is (562) 435-3666. Our website is located at www.molinahealthcare.com. Information contained on our website or linked to our website is not incorporated by reference into, or as part of, this annual report.

Our Industry

Medicaid and SCHIP. Medicaid provides health care coverage to low-income families and individuals. Each state establishes its own eligibility standards, benefit packages, payment rates, and program administration within federal guidelines. The State Children’s Health Insurance Program, or SCHIP, is a matching program that provides health care coverage to children not otherwise covered by Medicaid or other insurance programs. States have the option of administering SCHIP through their Medicaid programs.

The state and federal governments jointly finance Medicaid and SCHIP through a matching program in which the federal government pays a percentage based on the average per capita income in each state. Typically, this percentage match is at least 50%. Federal payments for Medicaid have no set dollar ceiling and are limited only by the amount states are willing to spend. State and local governments pay the share of Medicaid costs not paid by the federal government.

Other Government Programs for Low Income Individuals. In certain instances, states have elected to provide medical benefits to individuals and families who do not qualify for Medicaid. Such programs are often administered in a manner similar to Medicaid and SCHIP, but without Federal matching funds. Our Washington HMO served approximately 21,000 such members under that state’s Basic Health Plan at December 31, 2004.

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

In an effort to improve quality and provide more uniform and more cost-effective care, most states have implemented Medicaid managed care programs. Such programs seek to improve access to coordinated health care services, including preventive care, and to control health care costs. Under Medicaid managed care programs, a health plan receives a predetermined payment per enrollee for the covered health care services. The health plan, in turn, arranges for the provision of such services by contracting with a network of providers who are responsible for providing a comprehensive range of medical and hospital services. The health plan also monitors quality of care and implements preventive programs, thereby striving to improve access to care while more effectively controlling costs.

Over the past decade, the federal government has expanded the ability of state Medicaid agencies to explore, and, in many cases, to mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the fee-for-service Medicaid program or a managed care plan, if available. All states in which we operate have mandatory Medicaid managed care programs.

Our Approach

We focus on serving low-income families and individuals who receive health care benefits through government-sponsored programs within a managed care model. We believe we are well positioned to capitalize on the growth opportunities in our markets. Our approach to managed care is based on the following key attributes:

Experience. For 25 years we have focused on serving Medicaid beneficiaries as both a health plan and as a provider. In that time we have developed and forged strong relationships with the constituents whom we serve—members, providers, and government agencies. Our ability to deliver quality care and to establish and maintain provider networks, as well as our administrative efficiency, has allowed us to compete successfully for government contracts. We have a strong record of obtaining and renewing contracts and have developed significant expertise as a government contractor.

Administrative Efficiency. We have centralized and standardized various functions and practices across all of our health plans to increase administrative efficiency. The steps we have taken include centralizing claims processing and information services onto a single platform. We have standardized medical management programs, pharmacy benefits management contracts, and health education. As a result, we believe our administrative efficiency is among the best in our industry. In addition, we have designed our administrative and operational infrastructure to be scalable for rapid and cost-effective expansion into new and existing markets.

Proven Expansion Capability. We have successfully replicated our business model through the acquisition of health plans, the start-up development of new operations and the transition of members from other health plans. The integration of our New Mexico acquisition, which closed on July 1, 2004, is substantially complete and demonstrates our ability to integrate stand-alone acquisitions. The establishment of our health plans in Utah and Indiana reflects our ability to replicate our business model in new states, while acquisitions in Michigan and Washington have demonstrated our ability to acquire and successfully integrate existing health plan operations into our own business model.

Flexible Care Delivery Systems. Our systems for delivery of health care services are diverse and readily adaptable to different markets and changing conditions. We arrange health care services through contracts with providers that include our own clinics, independent physicians and medical groups, hospitals, and ancillary providers. Our systems support multiple contracting models, such as fee-for-service, capitation, per diem, case rates, and diagnostics related groups. Our provider network strategy is to contract with providers that are best suited, based on expertise, proximity, cultural sensitivity, and experience, to provide services to the membership we serve.

We operate 21 company-owned primary care clinics in California. Our clinics are profitable, requiring low capital expenditures and minimal start-up time. We believe that our clinics serve an important role in providing certain communities with access to primary care and provide us with insights into physician practice patterns, first hand knowledge of the needs of our members, and a platform to pilot new programs.

Cultural and Linguistic Expertise. National census data shows that the U.S. population is becoming increasingly diverse. We have a 25-year history of developing targeted health care programs for our culturally diverse membership and believe we are well-positioned to successfully serve these growing populations. We contract with a diverse network of community-oriented providers who have the capabilities to address the linguistic and cultural needs of our members. We have established cultural advisory committees in all of our major markets. A full-time cultural anthropologist advises these cultural advisory committees. We educate employees and providers about the differing needs among our members. We develop member education material in a variety of media and languages and ensure that the literacy level is appropriate for our target audience. In addition, our website is accessible in six languages.

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

Our Strategy

Our objective is to be the leading managed care organization serving Medicaid, SCHIP, and other low-income members. To achieve this objective, we intend to:

Focus on serving low-income families and individuals. We believe that the Medicaid population, characterized by low income and significant ethnic diversity, requires unique services to meet its health care needs. Our 25 years of experience in serving this population has provided us significant expertise in meeting the unique needs of our members. We will continue to focus on serving the beneficiaries of Medicaid and other government-sponsored programs, as our experience, infrastructure, and health care programs position us to optimally serve this population.

Increase our membership. We have grown our membership through a combination of acquisitions and internal growth. Increasing our membership provides the opportunity to grow and diversify our revenues, increase profits, enhance economies of scale, and strengthen our relationships with providers and government agencies. We will seek to grow our membership by expanding within existing markets and entering new markets.

•	Expand within existing markets. We expect to grow in existing markets by expanding our service areas and provider networks, increasing awareness of the Molina brand name, maintaining positive provider relationships, and integrating members from other health plans.

•	Enter new markets. We intend to enter new markets by acquiring existing businesses or building our own operations. We will focus our expansion on markets with strong provider dynamics, a fragmented competitive landscape, significant size and, where possible, mandated Medicaid managed care enrollment.

Manage medical costs. We will continue to use our information systems, strong provider networks, and first-hand provider experience to further develop and utilize effective medical management and other programs that address the distinct needs of our members. While improving the efficacy of treatment, these programs facilitate the identification of our members with special or high cost needs and help limit the cost of the members’ treatment.

Leverage operational efficiencies. Our centralized administrative infrastructure, flexible information systems and dedication to controlling administrative costs provide economies of scale. Our administrative infrastructure has significant expansion capacity, allowing us to integrate new members and expand quickly in new and existing markets.

Our Health Plans

As of December 31, 2004, our operating health plans are located in California, Washington, Michigan, New Mexico, and Utah. We have also recently established a start-up operation in Indiana, where our HMO-licensed subsidiary plans to begin serving members in the second quarter of 2005. An overview of our health plans as of December 31, 2004 is provided in the table below:

State	Total Members	Number of Contracts	Expiration Date
California	253,000	5	Two expire March 31, 2006, one expires June 30, 2005, one expires March 31, 2005[1], and one is evergreen.
Washington	263,000	4	December 31, 2005
Michigan	158,000	1	September 30, 2006
Utah	49,000	3	Two expire June 30, 2005, and one expires June 30, 2006
New Mexico	65,000	1	June 30, 2005

1	Our California HMO has been informed that this contract for the Sacramento Geographic Managed Care (GMC) Program expiring on March 31, 2005 will be extended for four to six months pending the re-drafting of this form of contract for all health plans participating in the GMC Program.

Our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts.

Our contracts with state and local governments determine the type and scope of health care services that we arrange for our members. Generally, our contracts require us to arrange for preventive care, office visits, inpatient and outpatient hospital and medical services, and pharmacy benefits. We are usually paid a negotiated amount per member per month, with the amount varying from contract to contract. We are also paid an additional amount for each newborn delivery in Washington, Michigan, and New Mexico. Since July 1, 2002, our Utah

health plan has been reimbursed by the state for all medical costs incurred by Utah Medicaid members plus a 9% administrative fee. Our contracts in Washington, New Mexico, and Michigan have higher monthly payments than in California, but require us to cover more services. In California, the state retains responsibility for certain high cost services, such as specified organ transplants and pediatric oncology cases. In general, either party may terminate our state contracts with or without cause upon 30 days to nine months prior written notice. In addition, most of these contracts contain renewal options that are exercisable by the state.

California. Molina Healthcare of California, our California HMO, has the third largest enrollment of Medicaid beneficiaries among non-governmental health plans in the state, with 253,000 members at December 31, 2004. We arrange health care services for our members either as a direct contractor to the state or through subcontracts with other health plans. Our plan serves counties with three of the largest Medicaid populations in California—Riverside, San Bernardino, and Los Angeles counties—as well as Sacramento and Yolo counties.

Washington. Molina Healthcare of Washington, Inc., our Washington HMO, is now the largest Medicaid managed care health plan in the state, with 263,000 members at December 31, 2004. We serve members in 33 of the state’s 39 counties.

Michigan. Molina Healthcare of Michigan, Inc., our Michigan HMO, is now the largest Medicaid managed care health plan in the state, having grown to 158,000 members at December 31, 2004 from 82,000 members at December 31, 2003. Effective October 1, 2004, we assumed responsibility for approximately 73,000 members transferred from the Wellness Plan into our Michigan HMO. Our Michigan HMO serves 39 counties throughout Michigan, including the Detroit metropolitan area.

Utah. Molina Healthcare of Utah, Inc., our Utah HMO, is the largest non-governmental Medicaid managed care health plan in Utah. Under the terms of our Medicaid agreement with the state, we are reimbursed for 100% of our medical costs plus 9% of medical costs as an administrative fee. In addition, if the actual medical costs and administrative fee are less than a predetermined amount, we will receive all or a portion of the difference as additional revenue. Our Utah HMO is compensated for coverage offered to SCHIP members on a per member per month (risk) basis. Our Utah HMO serves 25 of 29 counties in the state, including the Salt Lake City metropolitan area.

New Mexico. On July 1, 2004, we acquired the capital stock of Health Care Horizons, Inc., the parent company of Cimarron Health Plan, Inc. On August 1, 2004, we transferred the commercial membership of Cimarron Health Plan to Lovelace Sandia Health Systems, Inc. On the same date, the name of Cimarron Health Plan, Inc. was changed to Molina Healthcare of New Mexico, Inc., our New Mexico HMO. As of December 31, 2004, our New Mexico HMO served 65,000 members. Our New Mexico HMO serves members in all of New Mexico’s 33 counties.

Provider Networks

We arrange health care services for our members through contracts with providers that include our own clinics, independent physicians and groups, hospitals, and ancillary providers. Our strategy is to contract with providers in those geographic areas and medical specialties necessary to meet the needs of our members. We also strive to ensure that our providers have the appropriate cultural and linguistic experience and skills.

The following table shows the total approximate number of primary care physicians, specialists, and hospitals participating in our network as of December 31, 2004:

	California	Washington	Michigan	Utah	New Mexico	Total
Primary care physicians	2,201	2,714	1,249	1,250	1,488	8,902
Specialists	6,366	5,325	1,899	2,097	6,275	21,962
Hospitals	85	81	41	38	69	314

Physicians. We contract with primary care physicians, medical groups, specialists, and independent practice associations. Primary care physicians provide office-based primary care services. Primary care physicians may be paid under capitation or fee-for-service contracts and may receive additional compensation by providing certain preventive services. Our specialists care for patients for a specific episode or condition upon referral from a primary care physician, and are usually compensated on a fee-for-service basis. Our most frequently utilized specialists are obstetricians/gynecologists, ear nose and throat specialists, and orthopedic surgeons. When we contract with groups of physicians on a capitated basis, we monitor their solvency.

Primary Care Clinics. We operate 21 company-owned primary care clinics in California staffed by physicians, physician assistants, and nurse practitioners. In 2004, the clinics provided services to approximately 41,000 of our California enrollees. Additionally, during 2004 our clinic received approximately 53,000 patient visits from non-members. These clinics are located in neighborhoods where our members reside, and provide us a first-hand opportunity to understand the special needs of our members. The clinics assist us in developing and implementing community education, disease management, and other programs. The clinics also give us direct clinic management experience that enables us to better understand the needs of our contracted providers.

Hospitals. We generally contract with hospitals that have significant experience dealing with the medical needs of the Medicaid population. We reimburse hospitals under a variety of payment methods, including fee-for-service, per diems, diagnostic-related groups, and case rates.

Medical Management

Our experience in medical management extends back to our roots as a provider organization. Primary care physicians are the focal point of the delivery of health care to our members, providing routine and preventive care, coordinating referrals to specialists, and assessing the need for hospital care. This model has proven to be an effective method for coordinating medical care for our members.

Disease Management Programs. We develop specialized disease management programs that address the particular health care needs of our members. motherhood matters!sm is a comprehensive program designed to improve pregnancy outcomes and enhance member satisfaction. breathe with ease!sm is a multidisciplinary disease management program that provides intensive health education resources and case management services to assist physicians caring for asthmatic members between the ages of three and fifteen. Healthy Living with Diabetessm is a diabetes disease management program. “Heart Health Living” is a cardiovascular disease management program for members who have suffered from congestive heart failure, angina, heart attack, or high blood pressure. We anticipate that all of these programs will be fully implemented in our California, Washington, Michigan, Utah, and New Mexico HMOs by the end of 2005.

Educational Programs. Educational programs are an important aspect of our approach to health care delivery. These programs are designed to increase awareness of various diseases, conditions, and methods of prevention in a manner that supports our providers while meeting the unique needs of our members. For example, we provide our members with a copy of What To Do When Your Child Is Sick. This book, available in Spanish, Vietnamese, and English, is designed to educate parents on the use of primary care physicians, emergency rooms, and nurse call centers.

Pharmacy Management. Our pharmacy management programs focus on physician education regarding appropriate medication utilization and encouraging the use of generic medications. Our pharmacists and medical directors work with our pharmacy benefits manager to maintain a formulary that promotes both improved patient care and generic drug use. We employ full-time pharmacists and pharmacy technicians who work with physicians to educate them on the uses of specific drugs, the implementation of best practices, and the importance of cost-effective care. This has resulted in a 99% generic utilization rate when a generic alternative is available in our drug formulary (and an overall generic utilization rate of approximately 75%), while at the same time enhancing our quality of care.

Plan Administration and Operations

Management Information Systems. All of our health plan information technology and systems operate on a single platform. This approach avoids the costs associated with maintaining multiple systems, improves productivity, and enables medical directors to compare costs, identify trends, and exchange best practices among our plans. Our single platform also facilitates our compliance with current and future regulatory requirements.

The software we use is based on client-server technology and is highly scalable. The software is flexible, easy to use, and readily allows us to accommodate enrollment growth and new contracts. The open architecture of the system gives us the ability to transfer data from other systems without the need to write a significant amount of computer code, thereby facilitating rapid and efficient integration of new plans and acquisitions.

Best Practices. We continuously seek to promote best practices. Our approach to quality is broad, encompassing traditional medical management and the improvement of our internal operations. We have staff assigned full-time to the development and implementation of a uniform, efficient, and quality-based medical care delivery model for our health plans. These employees coordinate and implement company-wide programs and strategic initiatives such as preparation of the Health Plan Employer Data and Information Set (HEDIS) and accreditation by the National Committee on Quality Assurance, or NCQA. We use measures established by the NCQA in credentialing the physicians in our network. We routinely use peer review to assess the quality of care rendered by providers. At December 31, 2004, four of our five HMOs were accredited by the NCQA, with the fifth undergoing review.

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

Competition

We operate in a highly competitive environment. The Medicaid managed care industry is fragmented and currently subject to significant changes as a result of business consolidations and new strategic alliances entered into by other managed care organizations. We compete with a large number of national, regional, and local Medicaid service providers, principally on the basis of size, location, and quality of provider network, quality of service, and reputation. Below is a general description of our principal competitors for state contracts, members, and providers:

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

We compete for government contracts, renewals of those government contracts, members, and providers. State agencies consider many factors in awarding contracts to health plans. Among such factors are the health plan’s provider network, medical management, degree of member satisfaction, timeliness of claims payment, and financial resources. Potential members typically choose a health plan based on a specific provider being a part of the network, the quality of care and services available, accessibility of services, and reputation or name recognition of the health plan. We believe factors that providers consider in deciding whether to contract with a health plan include potential member volume, payment methods, timeliness and accuracy of claims payment, and administrative service capabilities.

Regulation

Our health plans are regulated by both state and federal government agencies. Regulation of managed care products and health care services is an evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules occur frequently.

In order to operate a health plan in a given state, we must apply for and obtain a certificate of authority or license from that state. Our health plans are licensed to operate as HMOs in California, Washington, Michigan, Utah, New Mexico, and Indiana. In those states we are regulated by the agency with responsibility for the oversight of HMOs. In most cases that agency is the state department of insurance. In California, that agency is the Department of Managed Health Care. Licensing requirements are the same for us as they are for health plans serving commercial or Medicare members. We must demonstrate that our provider network is adequate, that our quality and utilization management processes comply with state requirements, and that we have adequate procedures in place for responding to member and provider complaints and grievances. We must also demonstrate that we can meet requirements for the timely processing of provider claims, and that we can collect and analyze the information needed to manage our quality improvement activities. In addition, we must prove that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.

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

In addition, we are also regulated by each state’s department of health services, or the equivalent agency charged with oversight of Medicaid and SCHIP. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

Medicaid. Medicaid was established under the U.S. Social Security Act to provide medical assistance to the poor. Although both the state and federal governments fund it, Medicaid is a state-operated and implemented program. Our contracts with the state Medicaid programs place additional requirements on us. Within broad guidelines established by the federal government, each state:

•	establishes its own eligibility standards,

•	determines the type, amount, duration, and scope of services,

•	sets the rate of payment for services, and

•	administers its own program.

We obtain our Medicaid contracts in different ways. Some states, such as Washington, award contracts to any applicant demonstrating that it meets the state’s requirements. Others, such as California, engage in a competitive bidding process. In all cases, we must demonstrate to the satisfaction of the state Medicaid program that we are able to meet the state’s operational and financial requirements. These requirements are in addition to those required for a license and are targeted to the specific needs of the Medicaid population. For example:

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

In addition, we must demonstrate that we have the systems required to process enrollment information, to report on care and services provided, and to process claims for payment in a timely fashion. We must also have the financial resources needed to protect the state, our providers, and our members against insolvency.

Once awarded, our contracts generally have terms of one to six years, with renewal options at the discretion of the states. Our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the contracts’ expiration. Our health plans are subject to periodic reporting requirements and comprehensive quality assurance evaluations, and must submit periodic utilization reports and other information to state or county Medicaid authorities. We are not permitted to enroll members directly, and are permitted to market only in accordance with strict guidelines.

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

The Federal Centers for Medicare and Medicaid Services are still working to adopt final regulations to fully implement HIPAA. We expect to achieve compliance with HIPAA by the applicable deadlines. However, because of the complexity of HIPAA, the recent adoption of some final regulations, the need to adopt additional final regulations, the possibility that the regulations may change and may be subject to changing, and perhaps conflicting, interpretation, our ability to comply with all HIPAA requirements is uncertain and the cost of compliance difficult to predict.

Fraud and Abuse Laws. Federal and state governments have made investigating and prosecuting health care fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. Companies involved in public health care programs such as Medicaid are often the subject of fraud and abuse investigations. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. Although we believe that our compliance efforts are adequate, ongoing vigorous law enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources.

Employees. As of December 31, 2004, we had approximately 1,300 employees, including physicians, nurses, and administrators. Our employee base is multicultural and reflects the diverse member base we serve. We believe we have good relations with our employees. None of our employees are represented by a union.

Web Site Access to Our Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge on our website, www.molinahealthcare.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. Information regarding corporate governance at our company, including our corporate governance guidelines, code of business conduct and ethics, and information regarding our officers, directors, and board committees (including our Audit, Compensation, and Corporate Governance and Nominating committee charters), is available on our website. Such information is also available in print upon the request of any stockholder to our Investor Relations Department at the address of our executive offices set forth above. The information on our website is not incorporated by reference into, or as part of, this report.

Item 2: Properties

We lease a total of 36 facilities, including 21 medical clinics in California. We own a 32,000 square-foot office building in Long Beach, California, which serves as our corporate headquarters.

Item 3: Legal Proceedings

In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital (“Tenet”) seeking damages of approximately $4.5 million involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospitals as claimants and to increase its damage claim to approximately $8.0 million. To date no significant discovery has taken place. We believe that the California HMO has meritorious defenses to Tenet’s claims and the California HMO intends to vigorously defend this matter. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows.

We are involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fiscal quarter ended December 31, 2004.

At our 2004 Annual Meeting of Stockholders held on May 12, 2004, our stockholders elected as Class II Directors Charles Z. Fedak, CPA, M.B.A., John C. Molina, J.D., and Sally K. Richardson.

Mr. Fedak received 19,505,330 votes; 741,544 votes were withheld. Mr. Molina received 19,530,140 votes; 716,734 votes were withheld. Ms. Richardson received 20,217,617 votes; 29,257 votes were withheld.

The terms of office of the following other directors continued after the meeting: J. Mario Molina, M.D., George S. Goldstein, Ph.D., Ronald Lossett, CPA, D.B.A., and Ronna Romney.

Mr. Lossett passed away unexpectedly on February 25, 2005. We expect to fill the vacancy caused by Mr. Lossett’s passing by Board action prior to our annual meeting on April 27, 2005.

Executive Officers of the Registrant

J. Mario Molina, M.D., age 46, has served as President and Chief Executive Officer since succeeding his father and company founder, Dr. C. David Molina, in 1996. He has also served as Chairman of the Board since 1996. Prior to that, he served as Medical Director from 1991 through 1994 and was Vice President responsible for provider contracting and relation member services, market and quality assurance from 1994 to 1996. Dr. Molina presently serves as a member of the Financial Solvency Standards Board (which is an advisory committee to the California State Department of Managed Health Care), and is a member of the board of the California Association of Health Plans. He earned an M.D. from the University of Southern California and performed his medical internship and residency at the Johns Hopkins Hospital. Dr. Molina is the brother of John C. Molina.

John C. Molina, J.D., age 40, has served as Executive Vice President, Financial Affairs, since 1995, Treasurer since 2002, and Chief Financial Officer since 2003. He also has served as a director since 1994. Mr. Molina has been employed by us for 25 years in a variety of positions. Mr. Molina is a past president of the California Association of Primary Care Case Management Plans. He earned a Juris Doctorate from the University of Southern California School of Law. Mr. Molina is the brother of J. Mario Molina, M.D.

George S. Goldstein, Ph.D., age 63, has served as Executive Vice President, Health Plan Operations since 1999, became the Chief Operating Officer in 1999, and has served as a director since 1998. In January 2005, Dr. Goldstein was named our Executive Director, Public Policy. Prior to his position as Chief Operating Officer, Dr. Goldstein served as the Chief Executive Officer of Molina Healthcare of California. Before joining our company, Dr. Goldstein served as Chief Executive Officer of United Healthcare Corporation of Southern California and Nevada from 1996 to 1998. Dr. Goldstein also served as Senior Vice President of State Programs for Foundation Health Services, Inc. from 1993 to 1996. In Colorado and New Mexico, he held cabinet positions under three governors from 1975 to 1985, and was responsible for the Medicaid, public health, mental health and environmental programs. He earned a Ph.D. in Experimental Psychology from Colorado State University.

Mark L. Andrews, Esq., age 47, has served as Executive Vice President, Legal Affairs and General Counsel since 1998. He also has served as a member of the Executive Committee of our company since 1998. Before joining our company, Mr. Andrews was a partner at Wilke, Fleury, Hoffelt, Gould & Birney of Sacramento, California, where he chaired that firm’s health care and employment law departments and represented Molina as outside counsel from 1994 through 1997. Mr. Andrews holds a Juris Doctorate degree from Hastings College of the Law.

M. Martha Bernadett, M.D., age 41, has served as Executive Vice President, Research and Development since 2002. Dr. Bernadett is the principal investigator on a grant from the Robert Wood Johnson Foundation to improve healthcare access for Latinos. She was formerly responsible for the operation of staff model clinics in California. She earned an M.D. from the University of California, Irvine and an M.B.A. from Pepperdine University. Dr. Bernadett is the sister of J. Mario Molina, M.D. and John C. Molina.

Terry P. Bayer, age 54, was named Executive Vice President of Health Plan Operations in January 2005. Ms. Bayer has 25 years of healthcare management experience, including staff model clinic administration, provider contracting, managed care operations, disease management, and home care. Prior to joining us, her professional experience included regional responsibility at FHP, Inc. and multi-state responsibility as Regional Vice-President at Maxicare; Partners National Health Plan, a joint venture of Aetna Life Insurance Company and Veterans Health Administration (VHA); and Lincoln National. She has also served as Executive Vice President of Managed Care at Matria Healthcare, President and Chief Operating Officer of Praxis Clinical Services, and as Western Division President of AccentCare. She holds a Juris Doctorate from Stanford University, a Master’s degree in Public Health from the University of California, Berkeley, and a Bachelor’s degree in Communication from Northwestern University.

Sheila K. Shapiro, age 43, was named Executive Vice President of Administrative Services in January 2005. Ms. Shapiro’s 15 years of healthcare experience include serving as Senior Vice President of Operations for Premera Blue Cross of Washington, Vice President for PCS Health Systems, and various positions with PacifiCare Health Systems of Arizona and Nevada (formerly FHP, Inc.). She has also served as a volunteer consultant to non-profit healthcare organizations for Executive Service Corps of Washington. Ms. Shapiro holds a Bachelor’s degree in Business Administration from Arizona State University and a Master’s degree in Management from the University of Phoenix.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock became listed on July 2, 2003 on The New York Stock Exchange, Inc. under the symbol “MOH”. Prior to that time, there was no established public trading market for any class of our common equity. The high and low sales prices of our common stock for specified periods are set forth below:

Date Range	High Sales Price	Low Sales Price
2003
Third Quarter (beginning July 2, 2003)	$27.75	$20.15
Fourth Quarter	$29.00	$21.75
2004
First Quarter	$33.45	$23.25
Second Quarter	$39.74	$29.21
Third Quarter	$38.18	$29.79
Fourth Quarter	$49.45	$34.90

As of February 25, 2005, there were approximately 52 holders of record of our common stock.

We did not declare or pay any dividends in 2004 or 2003. We currently anticipate that we will retain any future earnings for the development and operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Our ability to pay dividends to stockholders is dependent on cash dividends being paid to us by our subsidiaries. Laws of the states in which we operate or may operate our health plans, as well as requirements of the government sponsored health programs in which we participate, limit the ability of our health plan subsidiaries to pay dividends to us. In addition, the terms of our credit facility limit our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2004)

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	694,452	(1)	$14.64	2,140,720	(2)

(1)	Options to purchase shares of our common stock issued under the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. Further grants under the 2000 Omnibus Stock and Incentive Plan have been frozen.
(2)	Includes only shares issuable under the 2002 Equity Incentive Plan and the 2002 Employee Stock Purchase Plan. The number of shares available for issuance under the 2002 Equity Incentive Plan will automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis on January 1st of each year, unless the Board determines not to permit the automatic increase. The number of shares available for issuance under the 2002 Equity Incentive Plan increased by 400,000 on both January 1, 2004 and January 1, 2005.

Use of Proceeds from Initial Public Offering and Secondary Offering

On July 8, 2003, we completed our initial public offering of 7,590,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation as co-manager. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-102268, which was declared effective by the Securities and Exchange Commission on July 1, 2003. The initial public offering commenced on July 2, 2003. All of the 7,590,000 shares sold by us were issued at a price of $17.50 per share. We received net proceeds from the offering of approximately $119.6 million, after deducting approximately $3.9 million in fees and expenses and approximately $9.3 million in the underwriters’ discount. We used a portion of the proceeds from the offering to repay the then outstanding balance of $8.5 million on our long-term credit facility and to complete a previously contemplated repurchase of an aggregate of 1,120,571 shares of our common stock from two stockholders for $17.50 per share, or an aggregate purchase price of $19.6 million. In such transaction, we purchased 912,806 shares owned by the MRM GRAT 301/2 and 207,765 shares owned by the Mary R. Molina Living Trust. In September 2003, we used $3.75 million of the proceeds to complete the previously contemplated purchase of a Medicaid contract in Michigan. In May 2004, we contributed $20.0 million of the proceeds to our Michigan HMO to increase its capitalization so that it would be allowed to accept additional members in accordance with state regulations. On August 1, 2004, we used the remainder of these proceeds, paying $69.0 million in transaction consideration for the purchase of Health Care Horizons, Inc.

On March 29, 2004, we completed a public offering of 1,800,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation and Legg Mason Wood Walker, Inc. as co-managers. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-113221, which was declared effective by the Securities and Exchange Commission on March 24, 2004. All of the 1,800,000 shares sold by us were issued at a price of $28.00 per share. We received net proceeds from the offering of approximately $47.3 million, after deducting approximately $0.6 million in fees and expenses and approximately $2.5 million in the underwriters’ discount. On August 1, 2004, we used $5.8 million of these proceeds to extinguish outstanding bank debt of Health Care Horizons, Inc. In December 2004, we contributed $1.2 million of the proceeds to our Michigan HMO to increase its capitalization. We intend to use the remaining net proceeds for general corporate purposes, including acquisitions.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data for the five years ended December 31, 2004 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollars are in thousands, except per share data.

	Year Ended December 31,
	2004(1)	2003	2002	2001	2000
Statements of Income Data:
Revenue:
Premium revenue	$1,166,870	$789,536	$639,295	$499,471	$324,300
Other operating revenue	4,168	2,247	2,884	1,402	1,971

Total premium and other operating revenue	1,171,038	791,783	642,179	500,873	326,271
Investment income	4,230	1,761	1,982	2,982	3,161

Total revenue	1,175,268	793,544	644,161	503,855	329,432
Expenses:
Medical care costs	984,686	657,921	530,018	408,410	264,408
Salary, general and administrative expenses (including a charge for stock option settlements of $7,796 in 2002)	94,150	61,543	61,227	42,822	38,701
Depreciation and amortization	8,869	6,333	4,112	2,407	2,085

Total expenses	1,087,705	725,797	595,357	453,639	305,194

Operating income	87,563	67,747	48,804	50,216	24,238
Total other income (expense), net	122	(1,334)	(405)	(561)	(197)

Income before income taxes	87,685	66,413	48,399	49,655	24,041
Provision for income taxes	31,912	23,896	17,891	19,453	9,156

Income before minority interest	55,773	42,517	30,508	30,202	14,885
Minority interest	—	—	—	(73)	79

Net income	$55,773	$42,517	$30,508	$30,129	$14,964

Net income per share:
Basic	$2.07	$1.91	$1.53	$1.51	$0.75

Diluted	$2.04	$1.88	$1.48	$1.46	$0.73

Cash dividends declared per Share	—	—	—	—	$0.05

Weighted average number of common shares outstanding	26,965,000	22,224,000	20,000,000	20,000,000	20,000,000

Weighted average number of common shares and potential dilutive common shares outstanding	27,342,000	22,629,000	20,609,000	20,572,000	20,376,000

Operating Statistics:
Medical care ratio (2)	84.1%	83.1%	82.5%	81.5%	81.0%
Salary, general and administrative expense ratio (3)	8.0%	7.8%	9.5%	8.5%	11.7%
Members (4)	788,000	564,000	489,000	405,000	298,000

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$228,071	$141,850	$139,300	$102,750	$45,785
Total assets	533,859	344,585	204,966	149,620	102,012
Long-term debt (including current maturities)	1,894	—	3,350	3,401	3,448
Total liabilities	203,237	123,263	109,699	84,861	67,405
Stockholders’ equity	330,622	221,322	95,267	64,759	34,607

(1)	The balance sheet and operating results of the New Mexico HMO have been included since July 1, 2004, the date of acquisition.
(2)	Medical care ratio represents medical care costs as a percentage of premium and other operating revenue. Other operating revenue includes revenues related to our California clinics and reimbursements under various risks and savings sharing programs. The medical care ratio is a key operating indicator used to measure our performance in delivering efficient and cost effective healthcare services. Changes in the medical care ratio from period to period result from changes in Medicaid funding by the states, our ability to effectively manage costs, and changes in accounting estimates related to incurred but not reported claims. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
(3)	Salary, general and administrative expense ratio represents such expenses as a percentage of total operating revenue.
(4)	Number of members at end of period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We generate revenues primarily from premiums we receive from the states in which we operate. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. For the year ended December 31, 2004 we received approximately 85.8% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. Approximately 7.9% of our premium revenue in the year ended December 31, 2004 was realized under a cost plus reimbursement agreement that our Utah subsidiary has with that state. We also received approximately 6.3% of our premium revenue for the year ended December 31, 2004 in the form of birth payments (one-time payments for the delivery of children) from the Medicaid programs in Washington, Michigan and New Mexico. Such payments are recognized as revenue in the month the birth occurs. The state Medicaid programs periodically adjust premium rates.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state in the periods presented.

	As of December 31,
State	2004	2003	2002
California	253,000	254,000	253,000
Michigan	158,000	82,000	33,000
Utah	49,000	45,000	42,000
Washington	263,000	183,000	161,000
New Mexico	65,000	—	—

Total	788,000	564,000	489,000

The following table details member months (defined as the aggregation of each month’s membership for the period) by state for the years ended December 31, 2004, 2003, and 2002:

State	2004	2003	2002
California	2,989,000	3,063,000	2,953,000
Michigan	1,272,000	585,000	352,000
Utah	576,000	537,000	341,000
Washington	2,851,000	2,142,000	1,802,000
New Mexico	391,000	—	—

Total	8,079,000	6,327,000	5,448,000

Other operating revenue primarily includes fee-for-service revenue generated by our clinics in California and savings sharing revenues in Utah, California, and Michigan, where we receive additional incentive payments from the states if inpatient medical costs are less than prescribed amounts. The savings sharing provisions of our contract with the state of Michigan are no longer in effect, and we recognized our last savings sharing revenue in that state in the second quarter of 2003.

Our operating expenses include expenses related to the provision of medical care services and salary, general and administrative, or SG&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals, and providers of ancillary medical services, such as pharmacy, laboratory, and radiology services. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services, and compliance. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists and hospitals are paid on a fee-for-service basis. For the year ended December 31, 2004, approximately 82.7% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers not paid on a capitated basis are paid on a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic-related groups, and case rates.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience, inpatient hospital utilization data, and prior authorization of medical services. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership, and medical cost trends. These estimates are adjusted monthly as more information becomes available. We employ our own actuary. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates.

SG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some SG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration, and provider relations. Included in SG&A expenses are premium taxes for the Washington HMO, the Michigan HMO (beginning in the second quarter of 2003), and the New Mexico HMO (beginning with its acquisition on July 1, 2004).

Results of Operations

The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium and other operating revenue because there is a direct relationship between the premiums and other operating revenue earned and the cost of health care.

	Year Ended December 31,
	2004	2003	2002
Premium revenue	99.3%	99.5%	99.2%
Other operating revenue	0.3%	0.3%	0.5%
Investment income	0.4%	0.2%	0.3%

Total revenue	100.0%	100.0%	100.0%

Medical care ratio	84.1%	83.1%	82.5%
Salary, general and administrative expenses	8.0%	7.8%	9.5%
Operating income	7.5%	8.5%	7.6%
Net income	4.7%	5.4%	4.7%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Premium Revenue

Premium revenue for 2004 was $1.167 billion, up $377.3 million (47.8%) from $789.5 million for 2003.

Membership growth contributed $253.1 million to the increase in revenue. Year-end enrollment increased 39.7% to 788,000 members at December 31, 2004, from 564,000 members at the same date of the prior year. Member months for the year ended December 31, 2004 increased by 27.7% to 8,079,000 from 6,327,000 for the year ended December 31, 2003. Year-end enrollment increased by 43.7% at our Washington HMO and by 92.7% at our Michigan HMO between 2003 and 2004. The transfer of membership from other managed care companies was the primary source of enrollment growth in both states. Our New Mexico acquisition (effective July 1, 2004) added 65,000 members to our total year-end 2004 enrollment

The remaining $124.2 million increase in premium revenue was attributable to increases in premium rates and proportionally greater increases in membership in those states with higher premium rates. Premium revenue on a per member per month basis is substantially higher at our New Mexico HMO than at our other HMOs.

Other Operating Revenue

Other operating revenue increased to $4.2 million for 2004 from $2.2 million for 2003. Other operating revenue for 2004 included $2.1 million of savings sharing income recognized by our Utah HMO. Our Utah HMO recognized no savings sharing income prior to 2004. For 2003, our Michigan HMO recognized approximately $0.7 million in savings sharing income. Our Michigan HMO’s contract with the state no longer contains risk sharing provisions.

Other than the amounts recognized by our Utah and Michigan HMOs for savings sharing, other operating revenue consisted primarily of revenue earned by our California medical clinic operations (approximately $1.2 million for both 2004 and 2003) and approximately $0.3 million of income earned by our New Mexico HMO during 2004 for performing certain administrative services for the state.

Investment Income

Investment income for 2004 increased to $4.2 million from $1.8 million for 2003 due to greater average invested balance and higher investment yields.

Medical Care Costs

Medical care costs for 2004 were $984.7 million, representing 84.1% of premium and other operating revenue for all of 2004, as compared with $657.9 million, representing 83.1% of premium and other operating revenue for all of 2003.

The increase in the medical care ratio is due in large part to increases in enrollment in states and programs that experience higher medical care ratios than our company-wide average. Increased aged, blind and disabled membership in our Michigan HMO and the acquisition of our New Mexico HMO, which has traditionally experienced a higher medical care ratio than our other HMOs, were major contributors to the higher medical care ratio.

Despite the increase in the medical care ratio noted in the preceding paragraph, all of our HMOs remain profitable. The New Mexico HMO, with per member per month revenues over twice the average of the rest of our HMOs, produces the highest medical margin (defined as the difference between total medical care costs and total premium and other operating revenue) per member per month among our HMOs. On a consolidated basis, medical margin per member per month increased to $23.06 for 2004 from $21.16 for 2003.

Salary, General and Administrative Expenses

SG&A expenses for 2004 were $94.2 million as compared with $61.5 million for 2003. The largest component of the increase in SG&A was an increase in premium tax expense of $15.1 million in 2004. SG&A expenses as a percentage of total revenue were 8.0% for 2004 as compared with 7.8% for 2003. Excluding premium taxes, SG&A expenses decreased to 5.9% of total revenue for 2004 from 6.6% of total revenue for 2003.

Depreciation and Amortization

Depreciation and amortization expense for 2004 increased to $8.9 million from $6.3 million for 2003. The increase was primarily due to increased capital spending for computer equipment and leasehold improvements and increased amortization of purchased member contracts.

Interest Expense

Interest expense decreased to $1.0 million for 2004 from $1.5 million for the 2003 due to decreased debt balances.

Other Income

Other income for 2004 includes a pretax gain of $1.2 million recognized upon the termination of certain Collateral Assignment Split-Dollar Insurance Agreements between our company and the Molina Siblings Trust, a related party, during the first quarter of 2004. We had agreed to make premium payments towards the life insurance policies held by the Trust on the life of Mary R. Molina. We were not an insured under the policies, but were entitled to receive repayment of all premium advances from the Trust upon the earlier of Mrs. Molina’s death or cancellation of the policies. Receivables, representing premium payments made by us, were discounted based on Mrs. Molina’s remaining actuarial life. On March 2, 2004, the Collateral Assignment Split-Dollar Insurance Agreements were terminated by the early repayment of the advances to the Trust. The gain of $1.2 million represents the recovery of the discounts previously recorded.

Provision for Income Taxes

Income tax expense totaled $31.9 million in 2004, resulting in an effective tax rate of 36.4%, as compared to $23.9 million in 2003, resulting in an effective tax rate of 36.0%. During both 2004 and 2003, we pursued various strategies to reduce our federal, state, and local taxes. As a result, we have reduced our state income tax expense due to California Economic Development Tax Credits (Credits). Our tax expense was reduced by approximately $0.9 million and $1.0 million for 2004 and 2003, respectively, by out-of-year Credits. Consulting fees incurred in connection with the Credits, were recorded as salary, general and administrative expenses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Premium Revenue

Premium revenue for 2003 was $789.5 million, up $150.2 million, or 23.5% from $639.3 million for 2002. Membership growth contributed $109.5 million to the increase in revenue. Year-over-year enrollment increased 15.3% to 564,000 members at December 31, 2003, from 489,000 members at the same date of the prior year. Membership growth was most pronounced at our Michigan HMO, which saw year-over-year enrollment increase to 82,000 from 33,000. The Michigan HMO added 32,000 and 9,400 members in the fourth and third quarters of 2003, respectively, as a result of the acquisition of Medicaid contracts from other health plans. The remainder of the additional revenue, or $40.7 million, was attributable to increases in premium rates and proportionally greater increases in membership in those states with higher premium rates.

Other Operating Revenue

Other operating revenue decreased to $2.2 million for 2003 from $2.9 million for 2002. The decrease was the result of reduced savings sharing revenue at our California and Michigan HMOs.

Investment Income

Investment income for 2003 decreased to $1.8 million from $2.0 million for 2002 due to lower investment yields, which were partially offset by greater invested balances.

Medical Care Costs

Medical care costs for 2003 were $657.9 million, representing 83.1% of premium and other operating revenue, as compared with $530.0 million, representing 82.5% of premium and other operating revenue, for 2002. The increase in the medical care ratio was due to increases in specialty, hospital, and pharmacy expense, partially offset by reduced capitation costs. Additionally, medical margins in 2003 were reduced by changes in the state of Washington’s method of compensating us for certain health care costs reimbursed by the Supplemental Security Income program.

Salary, General and Administrative Expenses

SG&A expenses for 2003 were $61.5 million as compared with $53.4 million (after deducting $7.8 million in stock option settlement expenses) for 2002. The increase was primarily due to an increase in premium tax expense of $4.2 million in 2003. SG&A expenses as a percentage of total revenue were 7.8% for 2003 as compared with 8.3% (adjusted for the stock option settlement expense) for 2002.

Depreciation and Amortization

Depreciation and amortization expense for 2003 increased to $6.3 million from $4.1 million for 2002. The increase was primarily due to increased capital spending for computer equipment and leasehold improvements.

Interest Expense

Interest expense increased to $1.5 million for 2003 from $.4 million for 2002. Interest expense increased due to the amortization of loan fee expense associated with our credit facility, as well as the payment of interest on amounts borrowed under that facility. Interest expense was reduced by our repayment of a mortgage note in the second quarter of 2003.

Provision for Income Taxes

Income taxes totaled $23.9 million in 2003, resulting in an effective tax rate of 36.0%, as compared to $17.9 million in 2002, resulting in an effective tax rate of 37.0%. The lower 2003 tax rate was due to: (i) our Washington health plan, which does not pay state income taxes, generating a greater percentage of our total earnings; and (ii) our receiving $1.6 million of California Economic Development Tax Credits (Credits) in 2003 as compared to our receiving $.4 million in 2002. Approximately $1.0 million of the 2003 Credits relate to prior years that are being recovered through amended state tax filings. The table below includes a breakdown of the total 2003 Credits, net of recovery fees paid to consultants (included in Salary, General and Administrative expenses):

	Reduced Income Taxes	Recovery Fees	Net Income	Diluted Earnings Per Share
2003	$585	$107	$478	$.02
Prior years	1,034	189	845	04

Total 2003 Credits	$1,619	$296	$1,323	$.06

The prior year credit recognized in 2003, net of recovery fees, of $845 ($.04 per diluted share) was accounted for as a change in estimate.

Acquisitions

Effective June 1, 2004, we completed our acquisition of the Healthy Options (Medicaid) and Basic Health Plan contracts of Premera Blue Cross, adding approximately 56,000 members. We paid to Premera $18 million for both contracts in addition to assuming an estimated $0.4 million in medical related liabilities. The transaction was funded with cash internally generated by our Washington HMO.

On July 1, 2004, we closed on our acquisition of Health Care Horizons, Inc., or HCH, the parent company of Cimarron Health Plan, Inc. (now Molina Healthcare of New Mexico, Inc.), a New Mexico corporation. Total consideration for the acquisition, including direct transaction costs was $71.8 million. At the close of the acquisition, we extinguished approximately $5.8 million of outstanding HCH bank debt. We funded the acquisition with proceeds from our initial and secondary public offerings.

Prior to the closing of the HCH acquisition, we announced a definitive agreement had been reached to transfer the commercial membership acquired in the HCH purchase to Lovelace Sandia Health System, Inc., or Lovelace. Effective August 1, 2004, the transfer was completed. We received a total of $18.0 million (net of approximately $0.3 million in direct transactions costs) in connection with the transfer. We also entered into a transition services agreement with Lovelace to provide commercial claims processing, customer and provider call handling, and billing and treasury services through the date the commercial contracts are expected to be fully transitioned to Lovelace.

On October 1, 2004, we transitioned approximately 73,000 members from the Wellness Plan of Michigan into our Michigan HMO. Total consideration paid in connection with the transition of these members was approximately $18.8 million (including direct acquisition costs).

On November 22, 2004, our California HMO and Sharp Health Plan, or Sharp, entered into a definitive Asset Purchase Agreement to transfer Sharp’s Medi-Cal (Medicaid) and Healthy Families Program (SCHIP)

contracts to our California HMO. As of March 4, 2005, the proposed transfer had been approved by each of the California Department of Managed Health Care and the California Managed Risk Medical Insurance Board for a transfer effective as of June 1, 2005. The transaction would add approximately 70,000 members to our California HMO’s current membership. We anticipate paying approximately $25 million for the transfer of these contracts, subject to possible adjustment and an earn-out provision. As part of the transaction, Sharp will assign the bulk of its provider network to our California HMO.

On December 10, 2004, our California HMO, and Universal Care, Inc., a California corporation, entered into a definitive Asset Purchase Agreement to transfer Universal’s Medi-Cal and Healthy Families contracts to our California HMO. As of March 4, 2005, the proposed transfer had been approved by each of the California Department of Managed Health Care and the California Managed Risk Medical Insurance Board for a transfer effective as of June 1, 2005. The transaction would add approximately 17,000 members to our California HMO’s current membership. We anticipate paying approximately $6.2 million for the transfer of these contracts, subject to possible adjustment. As part of the transaction, Universal will assign the bulk of its provider network related to its Medi-Cal and Healthy Families members to our California HMO.

Liquidity and Capital Resources

We generate cash from premium revenue, services provided on a fee-for-service basis at our clinics, and investment income. Our primary uses of cash include the payment of expenses related to medical care services, SG&A expenses and acquisitions. We generally receive premium revenue in advance of payment of claims for related health care services, with the exception of our Utah HMO.

In July 2003, we completed the initial public offering of our common stock. We sold 7,590,000 shares, generating net proceeds of approximately $119.6 million after deducting approximately $3.9 million in fees and expenses and $9.3 million in the underwriters’ discount. In March 2004, we completed a public offering of our common stock. We sold 1,800,000 shares, generating net proceeds of approximately $47.3 million after deducting approximately $0.6 million in fees and expenses and $2.5 million in the underwriters’ discount.

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

At December 31, 2004, we had working capital of $202.2 million as compared to $182.2 million at December 31, 2003. At December 31, 2004 and December 31, 2003, cash and cash equivalents were $228.1 million and $141.9 million, respectively. At December 31, 2004 and December 31, 2003, our investments were $88.5 million and $98.8 million, respectively.

Our subsidiaries are required to maintain minimum capital prescribed by the various jurisdictions in which we operate. As of December 31, 2004, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2005. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities with maturities of up to 12 months.

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements. As of December 31, 2004, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. As of December 31, 2004, our investments consisted solely of investment grade debt securities (all of which are classified as current assets) with a maximum maturity of five years and an average duration of two years. Two professional portfolio managers operating under documented investment guidelines manage our investments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities with maturities of up to 12 months.

The average annualized portfolio yield for the years ended December 31, 2004, 2003, and 2002 was approximately 1.4%, 1.1%, and 1.7%, respectively.

Net cash provided by operations was $91.0 million for 2004 and $45.6 million for 2003. The increase in net cash provided by operations for 2004 when compared to 2003 was due to the following factors:

•	increased net income ($13.3 million higher in 2004);

•	increased depreciation and amortization expense ($2.5 million higher in 2004);

•	increased medical claims and benefits payable (a source of $23.1 million in 2004 compared to a source of $14.7 million in 2003;

•	changes in accounts receivable balances, which were a use of $3.6 million in 2004 compared to a use of $24.1 million in 2003);

•	changes in miscellaneous working capital accounts (a source of $6.9 million in 2004 compared to a source of $6.0 million in 2003).

Credit Facility

We entered into a credit agreement dated as of March 19, 2003, under which a syndicate of lenders provided a $75.0 million senior secured credit facility. Interest on any amount outstanding under the facility is payable monthly at a rate per annum of: (a) LIBOR plus a margin ranging from 200 to 250 basis points or (b) the higher of (i) Bank of America prime or (ii) the federal funds rate plus 0.50%, plus a margin ranging from 100 to 150 basis points. All borrowings under the credit facility are due and payable in full by March 20, 2006. The credit facility is secured by substantially all of our parent company’s real and personal property and the real and personal property of one of our Utah subsidiaries and, subject to certain limitations, all shares of our Washington HMO subsidiary, our Michigan HMO subsidiary, our New Mexico HMO subsidiary, and our Utah HMO subsidiary.

The terms of the credit agreement contain various covenants that place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions, and transactions with affiliates. The credit agreement also requires us to meet various financial covenants, including a minimum fixed-charge coverage requirement, a maximum consolidated leverage ratio, a minimum consolidated net worth requirement, a capital expenditure limit, and individual subsidiary risk based capital levels. At December 31, 2004, we were in compliance with all of these covenants.

At December 31, 2004, no amounts were outstanding under the credit facility.

We are currently in the process of amending and restating our credit facility to increase the maximum amount that can be borrowed under the facility to $180 million, and to make certain other revisions. We anticipate that this amendment and restatement will be completed in the first half of March 2005.

Regulatory Capital and Dividend Restrictions

At December 31, 2004, our principal operations are conducted through the five HMOs operating in California, Washington, Michigan, Utah, and New Mexico. The HMOs are subject to state laws that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to their sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of loans, advances, or cash dividends was $130.0 million at December 31, 2004, and $72.0 million at December 31, 2003.

The National Association of Insurance Commissioners has adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. These HMO rules, which may vary from state to state, have been adopted in Washington, Michigan, Utah, and New Mexico. California has not adopted risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. The National Association of Insurance Commissioners’ HMO rules, if adopted by California, may increase the minimum capital required for that state.

As of December 31, 2004, our HMOs had aggregate statutory capital and surplus of approximately $157.8 million, compared with the required minimum aggregate statutory capital and surplus of approximately $85.9 million. All of our HMOs were in compliance with the minimum capital requirements.

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

Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us (IBNR). We, together with our independent actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services, and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known. We also record reserves for estimated referral claims related to medical groups under contract with us that are financially troubled or insolvent and that may not be able to honor their obligations for the payment of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses are not expected to be significant. In applying this policy, we use judgment to determine the appropriate assumptions for determining the required estimates. While we believe our estimates are adequate, it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our knowledge of trends in the industry, information provided by our customers, and information available from other sources, as appropriate.

The most significant estimates involved in determining our claims liability concern the determination of claims payment completion factors and trended per member per month cost estimates.

For the five months of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. The following table reflects the change in our estimate of claims liability as of December 31, 2004 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding that date by the percentages indicated. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$13,077
(2)%	8,718
(1)%	4,359
1%	(4,359)
2%	(8,718)
3%	(13,077)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of December 31, 2004 that would have resulted had we altered our trend factors by the percentages indicated. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Trended Per member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$(7,728)
(2)%	(5,152)
(1)%	(2,576)
1%	2,576
2%	5,152
3%	7,728

Assuming a hypothetical 1% change in both completion factors and per member per month cost estimates from those used in our calculation of IBNR at December 31, 2004, net income for the year ended December 31, 2004 would increase or decrease by approximately $1.1 million, or $.04 per diluted share, net of tax.

Commitments and Contingencies

We lease office space and equipment under various operating leases. As of December 31, 2004, our lease obligations for the next five years and thereafter are as follows: $6.9 million in 2005, $6.6 million in 2006, $5.9 million in 2007, $5.6 million in 2008, $4.8 million in 2009, and an aggregate of $10.0 million thereafter.

We lease certain equipment at our New Mexico HMO under capital leases. As of December 31, 2004, our lease obligations for the next five years and thereafter are as follows: $0.2 million in 2005, $0.2 million in 2006, $0.2 million in 2007, $0.1 million in 2008, and none thereafter.

We are not an obligor to or guarantor of any indebtedness of any other party. We are not a party to off-balance sheet financing arrangements except for operating leases which are disclosed in the “Commitments and

Contingencies” section of our consolidated financial statements appearing elsewhere in this report and the notes thereto. We have in the past made certain advances and loans to related parties, which are discussed in the consolidated financial statements appearing elsewhere in this report and the notes thereto.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2004. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	2005	2006 – 2007	2008 – 2009	2010 and Beyond
Operating lease obligations	$6,891	$12,522	$10,418	$9,990
Capital lease obligations	183	366	107	—
Purchase commitments	2,305	1,986	30	—
Mortgage note obligation	82	179	179	1,520

Total contractual obligations	$9,461	$15,053	$10,734	$11,510

RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, also may result in decreased revenues, increased expenses, or other events which could result in a decline in the price of our common stock.

Risks Related To Our Business

Reductions in Medicaid funding could substantially reduce our profitability.

Substantially all of our revenues come from state Medicaid premiums. The premium rates paid by each state to health plans like ours differ depending on a combination of factors, such as upper payment limits established by the federal and state governments, a member’s health status, age, gender, county or region, benefit mix, and member eligibility categories. Future Medicaid premium rate levels may be affected by continued government efforts to contain medical costs, or federal and state budgetary constraints. Changes in Medicaid funding could, for example, reduce the number of persons enrolled in or eligible for Medicaid, reduce the amount of reimbursement or payment levels by the federal or state governments or increase our administrative or health benefit costs. Additionally, changes could eliminate coverage for certain benefits such as our pharmacy, behavioral health, vision, or other benefits. In some cases, changes in funding could be made retroactive. The federal government and all of the states in which we operate are presently considering proposals and legislation that would implement certain Medicaid reforms or redesigns, reduce reimbursement or payment levels, or reduce the number of persons eligible for Medicaid. Reductions in Medicaid payments at either the federal or state level could reduce our profitability if we are unable to reduce our expenses.

If our government contracts or our subcontracts with government contractors are not renewed or are terminated, our business will suffer.

All of our contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. Our contracts with the states are subject to cancellation by the state in the event of unavailability of state or federal funding. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required. In addition, most contracts are terminable without cause. Most contracts are for a specified period and are subject to non-renewal. Our other contracts are also eligible for termination or renewal through annual competitive bids. We may face increased competition as other plans attempt to enter our markets through the contracting process. If we are unable to renew, successfully rebid, or compete for any of our government contracts, or if any of our contracts are terminated, our business will suffer.

If we are unable to effectively manage medical costs, our profitability could be reduced.

Our profitability depends, to a significant degree, on our ability to predict and effectively manage medical costs. Historically, our medical care costs as a percentage of premium and other operating revenue have fluctuated. Relatively small changes in these medical care ratios can create significant changes in our financial results. Changes in health care laws, regulations and practices, level of use of health care services, hospital costs, pharmaceutical costs, major epidemics, terrorism or bioterrorism, new medical technologies, and other external factors, including general economic conditions such as inflation levels, could reduce our ability to predict and effectively control the costs of providing health care services. Although we have been able to manage medical care costs through a variety of techniques, including various payment methods to primary care physicians and other providers, advance approval for hospital services and referral requirements, medical management and quality management programs, our information systems, and reinsurance arrangements, we may not be able to continue to effectively manage medical care costs in the future. If our medical care costs increase, our profits could be reduced or we may not remain profitable.

A failure to accurately estimate incurred but not reported medical care costs may hamper our operations.

Our medical care costs include estimates of claims incurred but not reported. We, together with our independent actuaries, estimate our medical claims liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The estimation methods and the resulting reserves are continually reviewed and updated, and adjustments, if necessary, are reflected in the period known. While our estimates of claims incurred but not reported have been adequate in the past, they may be inadequate in the future, which would negatively affect our results of operations. Further, our inability to accurately estimate claims incurred but not reported may also affect our ability to take timely corrective actions, further exacerbating the extent of the negative impact on our results. If we estimate claims incurred but not reported too conservatively, our profits may be understated, which could result in inaccurate disclosure to the public in our periodic reports.

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

For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996 which mandates that health plans enhance privacy protections for member protected health information. This requires health plans to add, at significant cost, new administrative, information, and security systems to prevent inappropriate release of protected member health information. The requirements for compliance with this law are uncertain and will continue to affect our profitability. The regulations enacting this law also establish significant criminal penalties and civil sanctions for non-compliance, including fines for violations of the regulations by our business associates. Individual states periodically consider adding operational requirements applicable to health plans, often without identifying funding for these requirements. California recently required all health plans to make available to members independent medical review of their claims. This requirement is costly to implement and could affect our profitability.

We are subject to various routine and non-routine governmental reviews, audits, and investigation. Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide managed care services, the suspension or revocation of our licenses, and exclusion from participation in government sponsored health programs, including Medicaid and SCHIP. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, we might suffer a substantial reduction in profitability, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue.

Our business depends on our information systems, and our inability to effectively integrate, manage, and keep secure our information systems could disrupt our operations.

Our business is dependent on effective and secure information systems that assist us in, among other things, monitoring utilization and other cost factors, supporting our health care management techniques, processing provider claims, and providing data to our regulators. Our providers also depend upon our information systems for membership verifications, claims status, and other information. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely affected. In addition, our information system software is leased from a third party. If the owner of the software were to become insolvent and fail to support the software, our operations could be negatively affected.

Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs. Moreover, our acquisition activity requires transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly implement, maintain, or expand our system, we could suffer from, among other things, operational disruptions, loss of members, difficulty in attracting new members, regulatory problems, and increases in administrative expenses.

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

The acquisitions of Medicaid contract rights and other health plans have accounted for a significant amount of our growth. Although we cannot predict with certainty our rate of growth as the result of acquisitions, we believe that acquisitions similar in nature to those we have historically executed will be important to our future growth strategy. Many of the other potential purchasers of these assets have greater financial resources than we have. Also, many of the sellers may insist on selling assets that we do not want, such as commercial lines of business, or may insist on transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us or obtain the necessary financing for these acquisitions. Further, to the extent we complete an acquisition, we may be unable to realize the anticipated benefits from such acquisition because of operational factors or difficulty in integrating the acquisition with the existing business. This may include the integration of:

•	additional employees who are not familiar with our operations,

•	new provider networks, which may operate on terms different from our existing networks,

•	additional members, who may decide to transfer to other health care providers or health plans,

•	disparate information, claims processing, and record keeping systems, and

•	accounting policies, including those which require judgmental and complex estimation processes, such as estimates of claims incurred but not reported, accounting for goodwill, intangible assets, stock-based compensation, and income tax matters.

Also, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions. For example, the previously announced agreements to transfer to the company the Medi-Cal (Medicaid) and Healthy Families Program (California’s SCHIP) contracts of both Sharp Health Plan and Universal Care in San Diego County require four separate governmental agency approvals. In the case of an acquisition of a business located in a state in which we do not already operate, we would be required to obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire a new business, we will be required to obtain regulatory approval if, as a result of the acquisition, we will operate in an area of the state in which we did not operate previously. We may be unable to obtain the necessary governmental approvals or to comply with these regulatory requirements for an acquisition in a timely manner, or at all. For all of the above reasons, we may not be able to consummate our proposed acquisitions as announced or to sustain our pattern of growth.

Ineffective management of our growth may negatively affect our results of operations, financial condition, and business.

Depending on acquisition and other opportunities, we expect to continue to grow our membership and to expand into other markets. In 1998, we had total revenue of $135.9 million. In 2004, we had total revenue of $1.175 billion. Continued rapid growth could place a significant strain on our management and on other resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train, and retain skilled employees, and our ability to implement and improve operational, financial, and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

We are subject to competition which negatively impacts our ability to increase penetration in the markets we serve.

We operate in a highly competitive environment and in an industry that is currently subject to significant changes from business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations. We compete for members principally on the basis of size, location, and quality of provider network, benefits supplied, quality of service, and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a health plan. Many other organizations with which we compete have substantially greater financial and other resources than we do. For these reasons, we may be unable to grow our membership.

Restrictions and covenants in our credit facility may limit our ability to make certain acquisitions and declare dividends.

We have a credit facility that imposes various restrictions and covenants, including prescribed debt coverage ratios, net worth requirements, and acquisition limitations, that restrict our financial and operating flexibility, including our ability to make certain acquisitions above specified values and declare dividends without lender approval. Our growth strategy may be negatively impacted by our inability to act with complete flexibility.

We are dependent on our executive officers and other key employees.

Our operations are highly dependent on the efforts of our President and Chief Executive Officer and our Executive Vice Presidents, some of whom have entered into employment agreements with us. These employment agreements may not provide sufficient incentives for those employees to continue their employment with us. While we believe that we could find replacements, the loss of their leadership, knowledge, and experience could negatively impact our operations. Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. Our success is also dependent on our ability to hire and retain qualified management, technical, and medical personnel. We may be unsuccessful in recruiting and retaining such personnel which could negatively impact our operations.

Claims relating to medical malpractice and other litigation could cause us to incur significant expenses.

Our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. Providers at the primary care clinics we operate in California are employees of our California subsidiary. As a direct employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our subsidiary may experience increased exposure to liability for acts or omissions by our employees and for acts or injuries occurring on our premises. We maintain errors and omissions insurance in the amount of $5 million per occurrence and in aggregate for each policy year, medical malpractice insurance for our clinics in the amount of $1 million per occurrence, and an annual aggregate limit of $3 million, and such other lines of coverage as we believe are reasonable in light of our experience to date. However, this insurance may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us were unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

In addition, claimants often sue managed care organizations for improper denials or delay of care. Also, Congress, as well as several states, are considering legislation that would permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. If this or similar legislation were enacted, claims of this nature could result in substantial damage awards against us and our providers that could exceed the limits of any applicable medical malpractice insurance coverage. Successful malpractice or tort claims asserted against us, our providers, or our employees could adversely affect our financial condition and profitability.

The results of our operations could be negatively impacted by both upturns and downturns in general economic conditions.

The number of persons eligible to receive Medicaid benefits has historically increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions. However, during such economic downturns, state and federal budgets could decrease, causing states to attempt to cut health care programs, benefits, and rates. If federal or state funding were decreased while our membership was increasing, our results of operations would be negatively affected. Conversely, the number of persons eligible to receive Medicaid benefits may grow more slowly or even decline if economic conditions improve. Therefore, improvements in general economic conditions may cause our membership levels and profitability to decrease, which could lead to decreases in our operating income and stock price.

If state regulators do not approve payments of dividends and distributions by our affiliates to us, it may negatively affect our business strategy.

We principally operate through our health plan subsidiaries. These subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. In Michigan, Utah, Washington, and New Mexico, our health plans must give thirty days advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. The aggregate amounts our health plan subsidiaries could have paid us at December 31, 2004, 2003, and 2002 without approval of the regulatory authorities were approximately $27.9 million, $29.0 million, and $28.9 million, respectively, assuming no dividends had been paid during the respective calendar years. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments on amounts drawn from our credit facility.

Unforeseen changes in regulations or pharmaceutical market conditions may impact our revenues and adversely affect our results of operations.

A significant category of our health care costs relate to pharmaceutical products and services. Evolving regulations and state and federal mandates regarding coverage may impact the ability of our HMOs to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, the price of pharmaceuticals, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. The unpredictable nature of these factors may have an adverse effect on our financial condition and results of operations.

Risks Associated With Our Common Stock

Our common stock has been publicly traded only since July 2003, and the price of our common stock has fluctuated substantially.

Our common stock has been traded on a public market for approximately eighteen months. Since our initial public offering in July 2003, the closing sales price of our common stock has ranged from a low of $20.15 to a high of $53.23. A number of factors will continue to influence the market price of our common stock, including:

•	state and federal budget decreases,

•	adverse publicity regarding health maintenance organizations and other managed care organizations,

•	government action regarding eligibility,

•	changes in government payment levels,

•	changes in state mandatory programs,

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts,

•	announcements relating to our business or the business of our competitors,

•	conditions generally affecting the managed care industry or our provider networks,

•	the success of our operating or acquisition strategy,

•	the operating and stock price performance of other comparable companies,

•	the termination of our Medicaid or SCHIP contracts with state or county agencies, or subcontracts with other Medicaid managed care organizations that contract with such state or county agencies,

•	regulatory or legislative change, and

•	general economic conditions, including inflation and unemployment rates.

In addition, the stock market in general has been highly volatile recently. During this period of market volatility, the stocks of health care companies also have been highly volatile and have recorded lows well below their historical highs. Our stock may not trade at the same levels as the stock of other health care companies and the market in general may not sustain its current prices. Also, if the trading market for our stock does not continue to develop, securities analysts may not initiate or maintain research coverage of our company and our shares, and this could further depress the market for our shares.

Our stockholders will experience dilution with the future exercise of stock options.

As of December 31, 2004, we had outstanding options to purchase 694,452 shares of our common stock, of which 417,352 were exercisable. From time to time, we may issue additional options to employees and non-employee directors pursuant to our equity incentive plans. These options generally vest commencing one year from the date of grant and continue vesting over a three year period. Once these options vest, our stockholders will experience further dilution as these stock options are exercised by their holders.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

Our directors and officers and members of the Molina family own a majority of our capital stock, decreasing the influence of other stockholders on stockholder decisions.

Our executive officers and directors, in the aggregate, beneficially own approximately 22.4% of our capital stock. Members of the Molina family (some of whom are also officers or directors), in the aggregate, beneficially own approximately 58.0% of our capital stock, either directly or in trusts of which members of the Molina family are beneficiaries. In some cases, members of the Molina family are trustees of the trusts. As a result, Molina family members, acting themselves or together with our officers and directors, will have the ability to significantly influence all matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, and any merger, consolidation, or sale of substantially all of our assets. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of ownership in our company could delay, defer, or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of our controlling stockholders may be different from those of our company or our other stockholders, and our controlling stockholders may vote their common stock in a manner that may adversely affect our other stockholders.

It may be difficult for a third party to acquire our company, which could inhibit stockholders from realizing a premium on their stock price.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These provisions may prohibit stockholders owning 15% or more of our outstanding voting stock from merging or combining with us.

Our certificate of incorporation and bylaws also contain provisions that could have the effect of delaying, deferring, or preventing a change in control of our company that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

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

Our forecasts and other forward-looking statements are based on a variety of assumptions that are subject to significant uncertainties. Our performance may not be consistent with these forecasts and forward-looking statements.

From time to time in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our future results, including estimated revenues, net earnings, and other operating and financial metrics. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors, including those described in this Annual Report on Form 10-K, many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables, and restricted investments. We invest a substantial portion of our cash in the CADRE Affinity Fund and CADRE Reserve Fund (CADRE Funds), a portfolio of highly liquid money market securities. Professional portfolio managers operating under documented investment guidelines manage our investments. Restricted investments are invested principally in certificates of deposit. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our HMO subsidiaries operate.

As of December 31, 2004, we had cash and cash equivalents of $228.1 million, investments of $88.5 million, and restricted investments of $10.8 million. The cash equivalents consist of highly liquid securities with original maturities of up to three months that are readily convertible into known amounts of cash. Our investments (all of which are classified as current assets) consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Inflation

We use various strategies to mitigate the negative effects of health care cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services.

While we currently believe our strategies to mitigate health care cost inflation will continue to be successful, competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and customers, applicable regulations, or other factors may affect our ability to control health care costs.

Compliance Costs

Our health plans are regulated by both state and federal government agencies. Regulation of managed care products and health care services is an evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules occur frequently. Compliance with such laws and rules may lead to additional costs related to the implementation of additional systems, procedures and programs that we have not yet identified.

MOLINA HEALTHCARE, INC.

Item 8. Financial Statements and Supplementary Data

MOLINA HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Molina Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. and subsidiaries (the company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 25, 2005

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$228,071	$141,850
Investments	88,530	98,822
Receivables	65,430	53,689
Deferred income taxes	3,981	2,442
Prepaid and other current assets	8,306	5,254

Total current assets	394,318	302,057
Property and equipment, net	25,826	18,380
Intangible assets, net	36,749	8,443
Goodwill	61,978	3,841
Restricted investments	10,847	2,000
Deferred income taxes	—	1,996
Advances to related parties and other assets	4,141	7,868

Total assets	$533,859	$344,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$160,210	$105,540
Accounts payable and accrued liabilities	22,966	11,419
Net liability for termination of commercial operations	1,676	—
Income taxes payable	7,110	2,882
Current maturities of long-term debt	171	—

Total current liabilities	192,133	119,841
Long-term debt, less current maturities	1,723	—
Deferred income taxes	5,315	—
Other long-term liabilities	4,066	3,422

Total liabilities	203,237	123,263
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 27,602,443 shares at December 31, 2004 and 25,373,785 shares at December 31, 2003	28	25
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	157,666	103,854
Accumulated other comprehensive income (loss)	(234)	54
Retained earnings	193,552	137,779
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	330,622	221,322

Total liabilities and stockholders’ equity	$533,859	$344,585

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31
	2004	2003	2002
Revenue:
Premium revenue	$1,166,870	$789,536	$639,295
Other operating revenue	4,168	2,247	2,884

Total premium and other operating revenue	1,171,038	791,783	642,179
Investment income	4,230	1,761	1,982

Total revenue	1,175,268	793,544	644,161
Expenses:
Medical care costs:
Medical services	222,168	212,111	177,584
Hospital and specialty services	643,074	374,076	296,347
Pharmacy	119,444	71,734	56,087

Total medical care costs	984,686	657,921	530,018
Salary, general and administrative expenses (including a charge for stock option settlements of $7,796 in 2002)	94,150	61,543	61,227
Depreciation and amortization	8,869	6,333	4,112

Total expenses	1,087,705	725,797	595,357

Operating income	87,563	67,747	48,804
Other income (expense):
Interest expense	(1,049)	(1,452)	(438)
Other, net	1,171	118	33

Total other income (expense)	122	(1,334)	(405)

Income before income taxes	87,685	66,413	48,399
Provision for income taxes	31,912	23,896	17,891

Net income	$55,773	$42,517	$30,508

Net income per share:
Basic	$2.07	$1.91	$1.53

Diluted	$2.04	$1.88	$1.48

Weighted average shares outstanding:
Basic	26,965,000	22,224,000	20,000,000

Diluted	27,342,000	22,629,000	20,609,000

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Outstanding	Amount
Balance at January 1, 2002	20,000,000	$5	$—	$—	$64,754	$—	$64,759
Comprehensive income:
Net income	—	—	—	—	30,508	—	30,508

Balance at December 31, 2002	20,000,000	5	—	—	95,262	—	95,267
Comprehensive income:
Net income	—	—	—	—	42,517	—	42,517
Other comprehensive income, net of tax:
Change in unrealized gain on investments	—	—	—	54	—	—	54

Total comprehensive income	—	—	—	54	42,517	—	42,571
Purchase of treasury stock	(1,201,174)	—	—	—	—	(20,390)	(20,390)
Issuance of shares	7,590,000	21	119,562	—	—	—	119,583
Repurchase and retirement of shares	(1,120,571)	(1)	(19,609)	—	—	—	(19,610)
Reclassification of accrued stock compensation expense to additional in paid-in capital	—	—	2,415	—	—	—	2,415
Stock options exercised and employee stock purchases	105,530	—	1,264	—	—	—	1,264
Tax benefit for exercise of employee stock options	—	—	222	—	—	—	222

Balance at December 31, 2003	25,373,785	25	103,854	54	137,779	(20,390)	221,322
Comprehensive income:
Net income	—	—	—	—	55,773	—	55,773
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	—	—	—	(288)	—	—	(288)

Total comprehensive income	—	—	—	(288)	55,773	—	55,485
Issuance of shares	1,800,000	2	47,280	—	—	—	47,282
Stock options exercised, employee stock grants and employee stock purchases	428,658	1	2,678	—	—	—	2,679
Tax benefit for exercise of employee stock options	—	—	3,854	—	—	—	3,854

Balance at December 31, 2004	27,602,443	$28	$157,666	$(234)	$193,552	$(20,390)	$330,622

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31
	2004	2003	2002
Operating activities
Net income	$55,773	$42,517	$30,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,869	6,333	4,112
Amortization of capitalized credit facility fee	628	525	—
Deferred income taxes	2,175	(101)	(1,332)
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	3,854	222	—
Loss on disposal of property and equipment	—	—	38
Stock-based compensation	179	1,236	860
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(3,641)	(24,098)	(8,513)
Prepaid and other current assets	(2,049)	1,057	(2,838)
Medical claims and benefits payable	23,121	14,729	26,711
Deferred revenue	(687)	—	—
Accounts payable and accrued liabilities	5,196	(655)	1,171
Income taxes payable and receivable	(2,369)	3,786	(4,991)

Net cash provided by operating activities	91,049	45,551	45,726
Investing activities
Purchase of equipment	(10,765)	(8,352)	(6,206)
Purchases of investments	(440,208)	(196,762)	—
Sales and maturities of investments	450,039	98,027	—
Increase in restricted cash	(1,062)	—	—
Other long-term liabilities	644	1,137	234
Advances to related parties and other assets	3,099	(3,727)	97
Cash paid in purchase transactions, net of cash acquired and received in divestiture transaction	(51,766)	(8,934)	(3,250)

Net cash used in investing activities	(50,019)	(118,611)	(9,125)
Financing activities
Issuance of common stock	47,282	119,583	—
Payment of credit facility fees	—	(1,887)	—
Borrowings under credit facility	—	8,500	—
Repayments of debt acquired in acquisition	(5,819)	—	—
Repayments of amounts borrowed under credit facility	—	(8,500)	—
Issuance (repayment) of mortgage note	1,302	(3,350)	—
Principal payments on note payable	—	—	(51)
Principal payments on capital lease obligations	(74)	—	—
Purchase and retirement of common stock	—	(19,610)	—
Proceeds from employee stock grants, exercise of stock options and employee stock purchases	2,500	1,264	—
Purchase of treasury stock	—	(20,390)	—

Net cash provided by (used in) financing activities	45,191	75,610	(51)

Net increase in cash and cash equivalents	86,221	2,550	36,550
Cash and cash equivalents at beginning of year	141,850	139,300	102,750

Cash and cash equivalents at end of year	$228,071	$141,850	$139,300

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$25,385	$19,989	$24,215

Interest	$416	$631	$352

Schedule of non-cash investing and financing activities:
Reclassification of accrued stock compensation expense to additional paid-in capital	$—	$2,415	$—

Change in unrealized gain (loss) on investments	$(461)	$87	—
Deferred income taxes	173	(33)	—

Net unrealized gain (loss) on investments	$(288)	$54	$—

Details of acquisitions:
Fair value of assets acquired, net of assets sold	$165,651	$8,934	$3,250
Less cash acquired in purchase and divestiture transaction	(56,770)	—	—
Liabilities assumed in purchase and divestiture transaction	(57,115)	—	—

Cash paid in purchase transactions, net of cash acquired and cash received in divestiture transaction	$51,766	$8,934	$3,250

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

December 31, 2004

1. The Reporting Entity

Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. We were founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, we began operating as a health maintenance organization (HMO). We operate our HMO business through subsidiaries in California (California HMO), Utah (Utah HMO), Washington (Washington HMO), Michigan (Michigan HMO) and New Mexico (New Mexico HMO). On July 31, 2003, the California HMO transferred ownership of the Michigan HMO to us by dividend, causing the Michigan HMO to become our direct, wholly-owned subsidiary. Another subsidiary, Molina Healthcare of Indiana, Inc. (Indiana HMO) was licensed as an HMO on December 15, 2004 but had not yet begun operation as of December 31, 2004. We have established subsidiaries in other states where we are exploring the possibility of obtaining an HMO license.

The consolidated financial statements and notes give effect to a 40-for-1 stock split of our outstanding common stock and re-capitalization as a result of the share exchange in the re-incorporation merger which occurred on June 26, 2003 (see Note 11—Restatement of Capital Accounts).

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for the period subsequent to their acquisition.

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

Premium Revenue

Premium revenue is primarily derived from Medi-Cal/Medicaid programs and other programs for low-income individuals. Premium revenue includes per member per month fees received for providing medical services, fee for service reimbursement for delivery of newborns on a per case basis (birth income) and (in Utah) reimbursement of health care expenditures plus an administrative fee. Prepaid health care premiums are reported as revenue in the month in which enrollees are entitled to receive health care. A portion of the premiums is subject to possible retroactive adjustments which have not been significant, although there can be no certainty

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that such adjustments will not be significant in the future. Birth income is recorded during the month when services are rendered and accounted for 7% or less of total premium revenue during each of the three years in the period ended December 31, 2004.

Effective July 1, 2002, the state of Utah ceased paying us on a per member per month (risk) basis and entered into an agreement with us that calls for the reimbursement of our Utah HMO of medical costs incurred in serving our members plus an administrative fee of 9% of medical costs and all or a portion of any cost savings realized, as defined in the agreement. Our Utah health plan bills the state of Utah monthly for actual paid health care claims plus administrative fees.

Other Operating Revenue

Other operating revenue for the year ended December 31, 2004 includes $2,100 recorded for estimated savings sharing income recognized by our Utah HMO during 2004. The estimated savings sharing is based upon claims experience for the period of July 1, 2003 through December 31, 2004 (see Receivables). Other operating revenue for the year ended December 31, 2003 includes $734 of savings sharing income earned by our Michigan HMO. Our Michigan HMO’s contract with the state no longer contains risk sharing provisions.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the components of the change in medical claims and benefits payable for each of the following periods:

	Year ended December 31
	2004	2003	2002
Balances as of January 1	$105,540	$90,811	$64,100
Components of medical care costs related to:
Current year	990,007	672,881	534,349
Prior years	(5,321)	(14,960)	(4,331)

Total medical care costs	984,686	657,921	530,018
Payments for medical care costs related to:
Current year	839,663	572,845	452,712
Prior years	90,353	70,347	50,595

Total paid	930,016	643,192	503,307

Balances as of December 31	$160,210	$105,540	$90,811

Delegated Provider Insolvency

Circumstances may arise where providers to whom we have delegated risk, due to insolvency or other circumstances, are unable to pay claims they have incurred with third parties in connection with referral services provided to our members. The inability of delegated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures may force us to pay such claims even when we have no legal obligation to do so. To reduce the risk that delegated providers are unable to pay referral claims we monitor the operational and financial performance of such providers. We also maintain contingency plans that include transferring members to other providers in response to potential network instability.

In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us.

Premium Deficiency Reserves on Loss Contracts

We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was required as of December 31, 2004 or 2003.

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

Except for restricted investments, marketable securities are designated as available-for-sale and are carried at fair value. Unrealized gains or losses, if any, net of applicable income taxes, are recorded in stockholders’ equity as other comprehensive income. Since these securities may be readily liquidated, they are classified as current assets without regard to the securities’ contractual maturity dates.

Our investments consisted of the following:

	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
		December 31, 2004
U.S. Treasury and agency securities	$49,681	$10	$368	$49,323
Municipal securities	10,201	475	5	10,671
Corporate bonds	29,022	9	495	28,536

Total investment securities	$88,904	$494	$868	$88,530

		December 31, 2003
U.S. Treasury and agency securities	$35,989	$58	$11	$36,036
Municipal securities	47,948	26	1	47,973
Corporate bonds	14,798	16	1	14,813

Total investment securities	$98,735	$100	$13	$98,822

The contractual maturities of our investments as of December 31, 2004 are summarized below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,570	$32,561
Due one year through five years	49,102	48,829
Due after one year through five years	7,232	7,140

Total debt securities	$88,904	$88,530

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Net losses on the sale of available-for-sale securities in 2004 were $19. In 2003, net gains on sales of available-for -sale securities were $1.

Unrealized losses at December 31, 2004 and 2003 have been determined to be temporary in nature. The decline in market value for these securities is the result of rising interest rates rather than a deterioration of the

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be immaterial. Also, the disclosures required under EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” have not been included because our unrealized losses are immaterial at December 31, 2004.

In September, 2004, the FASB issued FASB Staff Position, or FSP, Emerging Issues Task Force, or EITF, Issue 03-1-1 Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delayed the effective date for paragraphs 10-20 of EITF Issue No. 03-01. Paragraphs 10-20 provide guidance for assessing impairment losses on debt and equity investments. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing literature. In addition, the FASB staff issued a proposed FSP EITF Issue No. 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under EITF Issue No. 03-01. The delay of the effective date for paragraphs 10-20 of EITF 03-01 will be superceded with the final issuance of EITF Issue No. 03-1-a. We will evaluate the effect, if any, of the EITF Issue No. 03-1-a when final guidance is released.

Receivables

Receivables consist primarily of amounts due from the various states in which we operate. All receivables are subject to potential retroactive adjustment by the various states in which we operate. As the amounts of all receivables are readily determinable and our creditors are state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. Accounts receivable by operating subsidiary are comprised of the following:

	December 31,
	2004	2003
California HMO	$23,304	$22,082
Utah HMO	29,292	26,465
Washington HMO	6,669	2,997
Other HMOs	6,165	2,145

Total receivables	$65,430	$53,689

Substantially all receivables due our California HMO at December 31, 2004 and 2003 were collected in January of 2005 and 2004, respectively.

Our agreement with the state of Utah calls for the reimbursement of our Utah HMO of medical costs incurred in serving our members plus an administrative fee of 9% of medical costs and all or a portion of any cost savings realized, as defined in the agreement. Our Utah health plan bills the state of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the state of Utah includes: 1) amounts billed to the state for actual paid health care claims plus administrative fees; 2) amounts estimated to be due under the savings sharing provision of the agreement (Other Operating Revenue); and 3) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Investments

Pursuant to the regulations governing our subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities as follows:

	December 31
	2004	2003
California	$300	$300
Utah	550	550
Michigan	1,000	1,000
New Mexico	7,847	—
Indiana	500	—
Washington	150	150
Other	500	—

Total	$10,847	$2,000

Restricted investments, which consist of certificates of deposit and treasury securities, are designated as held-to-maturity and are carried at amortized cost. The use of these funds is limited to specific purposes as required by each state.

Property and Equipment

Property and equipment are stated at historical cost. Replacements and major improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Furniture and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the term of the lease or five to 10 years, whichever is shorter. Buildings are depreciated over their estimated useful lives of 31.5 years.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Identifiable intangible assets (consisting principally of purchased contract rights) are amortized on a straight-line basis over the expected period to be benefited. Effective January 1, 2002, we ceased amortization of goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Prior to that date, we amortized goodwill over periods not exceeding 15 years. We performed the required impairment tests of goodwill and indefinite lived intangible assets in 2004, 2003 and 2002 and no impairment was identified in these periods.

Long-Lived Asset Impairment

Situations may arise where the carrying value of a long-lived asset may exceed the present value of the expected cash flows associated with that asset. In such circumstances the asset is said to be impaired. We review material long-lived assets for impairment on an annual basis, as well as when events or changes in business conditions suggest potential impairment. Impaired assets are written down to fair value. We have determined that no long-lived assets are impaired at December 31, 2004 and 2003.

Income Taxes

We account for income taxes based on SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future tax consequences of events that have been recognized in our financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. Valuation allowances are established, when necessary, to reduce future income tax assets to the amount expected to be realized.

Taxes Based on Premiums

Our Washington, Michigan and New Mexico (beginning July 1, 2004) HMOs are assessed a tax based upon premium revenue collected. Our Consolidated Statements of Income do not include New Mexico premium taxes prior to July 1, 2004 (the effective date of New Mexico HMO acquisition). Premium tax expense totaled $24,333 $9,194 and $4,997 in 2004, 2003, and 2002, respectively, and is included in salary, general and administrative expenses.

Professional Liability Insurance

We carry medical malpractice insurance for health care services rendered through our clinics in California. Through December 31, 2003, claims-made coverage under this insurance was $5,000 per occurrence with an annual aggregate limit of $10,000. Subsequent to December 31, 2003, claims-made coverage under this insurance is $1,000 per occurrence with an annual aggregate limit of $3,000. We also carry claims-made managed care professional liability insurance for our HMO operations. This insurance is subject to a coverage limit of $5,000 per occurrence and in aggregate for each policy year.

Stock-Based Compensation

At December 31, 2004, we had two stock-based employee compensation plans, which are described more fully in Note 11. We account for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148.

	Year ended December 31
	2004	2003	2002
Net income, as reported	$55,773	$42,517	$30,508
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for stock option awards	—	773	542
Reduction in stock option settlements charge (see Note 9)	—	—	4,913
Deduct: Stock-based employee compensation expense determined under the fair-value based method for stock option and employee stock purchase plan awards	(976)	(1,693)	(620)

Net adjustment	(976)	(920)	4,835

Net income, as adjusted	$54,797	$41,597	35,343

Earnings per share:
Basic—as reported	$2.07	$1.91	$1.53

Basic—as adjusted	$2.03	$1.87	$1.77

Diluted—as reported	$2.04	$1.88	$1.48

Diluted—as adjusted	$2.00	$1.84	$1.72

The following table illustrates the components of our stock-based compensation expense (net of tax) as reported in the Consolidated Statements of Income:

	Year ended December 31
	2004	2003	2002
Stock options	$—	$773	$542
Stock grants	112	—	—

Total stock-based compensation expense	$112	$773	$542

The recognition and measurement of stock grants is the same under APB Opinion No. 25 and SFAS No. 123. The related expenses for the fair value of stock grants were charged to salary, general and administrative expenses and are included in the net income, as reported amounts in the pro forma net income table above.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We currently utilize the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits us to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amounts of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our Consolidated Statement of Cash Flows were $3,854 and $222, for 2004 and 2003, respectively. No such amounts were recognized in 2002.

We currently expect to adopt SFAS 123R effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods we will use. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted to employees through December 31, 2004, as well as stock options expected to be granted and shares expected to be issued under our Employee Stock Purchase Plan during 2005, we expect that the adoption of SFAS 123R on July 1, 2005, would reduce both third quarter 2005 and fourth quarter 2005 net earnings by approximately $436 ($0.02 per diluted share) each. See Note 12 for further information on our stock-based compensation plans.

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Year ended December 31
	2004	2003	2002
Shares outstanding at the beginning of the year	25,374,000	20,000,000	20,000,000
Weighted-average number of shares issued	1,591,000	3,806,000	—
Weighted-average number of shares acquired	—	(1,582,000)	—

Denominator for basic earnings per share	26,965,000	22,224,000	20,000,000
Dilutive effect of employee stock options and stock grants (1)	377,000	405,000	609,000

Denominator for diluted earnings per share	27,342,000	22,629,000	20,609,000

(1)	All options to purchase common shares were included in the calculation of diluted earnings per share because their exercise prices were at or below the average fair value of the common shares for each of the periods presented.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables and restricted investments.

We invest a substantial portion of our cash in the CADRE Affinity Fund and CADRE Reserve Fund (CADRE Funds), a portfolio of highly liquid money market securities. The CADRE Funds are a series of funds managed by the CADRE Institutional Investors Trust (Trust), a Delaware business trust registered as an open-end management investment fund

Our investments (all of which are classified as current assets) and a portion of our cash equivalents are managed by two professional portfolio managers operating under documented investment guidelines. Our investments consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years.

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

Risks and Uncertainties

Our profitability depends in large part on accurately predicting and effectively managing medical care costs. We continually review our premium and benefit structure so that it reflects our underlying claims experience and revised actuarial data. However, several factors could adversely affect medical care costs. These factors, which include changes in health care practices, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond our control and may have an adverse effect on our ability to accurately predict and effectively control medical care costs. Costs in excess of those anticipated could have a material adverse effect on our financial condition, results of operations or cash flows.

At December 31, 2004 we operated in five states, in some instances as a direct contractor with the state, and in others as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. Our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.

Segment Information

We present segment information externally in the same manner used by management to make operating decisions and assess performance. Each of our subsidiaries arranges for the provision of health care services to

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Medicaid and similar members in return for compensation from state agencies. They share similar characteristics in the membership they serve, the nature of services provided and the method by which medical care is rendered. The subsidiaries are also subject to similar regulatory environment and long-term economic prospects. As such, we have one reportable segment.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Acquisitions

New Mexico HMO

On July 1, 2004, we acquired the capital stock of Health Care Horizons, Inc. (“HCH”), which is the parent company of New Mexico-based Cimarron Health Plan, Inc., for approximately $69,000, in addition to the assumption of approximately $5,800 of bank debt. The purchase price also included “Other Purchase Related Costs” consisting of (i) $1,440 in change of control payments to certain members of HCH management based upon executive employment agreements in effect at the HCH purchase date, (ii) $660 of direct transaction costs, and (iii) $660 representing the after-tax proceeds realized by HCH upon the sale of certain warrants to purchase the common stock of an unaffiliated entity. Effective as of August 1, 2004, we changed the name of Cimarron Health Plan, Inc. to Molina Healthcare of New Mexico, Inc. We acquired HCH in order to diversify our operations by expanding into another state.

Cimarron Health Plan served both Medicaid and commercial members. The operation of a commercial HMO is inconsistent with our objective to become the leading managed care organization in the United States focused primarily on serving people who receive health care benefits through state-sponsored programs for low income populations. Accordingly, we entered into the negotiations to acquire HCH with the intent of divesting ourselves of the commercial membership upon consummation of the transaction. Our intent was to either transfer the commercial membership to another health plan or to allow each commercial membership contract to lapse upon its next renewal date.

Prior to the closing of the HCH acquisition, we announced a definitive agreement had been reached to transfer the commercial membership acquired in the HCH purchase to Lovelace Sandia Health System, Inc. (“Lovelace”). Effective August 1, 2004, the transfer was completed. We received a total of $17,994 (net of approximately $265 in direct transactions costs) in connection with the transfer. We also entered into a transition services agreement with Lovelace to provide commercial claims processing, customer and provider call handling, and billing and treasury services through the date the commercial contracts are expected to be fully transitioned to Lovelace.

The HCH purchase has been accounted for under the purchase method of accounting. Accordingly, the consideration paid has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of such consideration paid over the estimated fair value of the assets and liabilities has been allocated to certain identifiable intangible assets (included in the table below) and goodwill. The goodwill has been reduced by the consideration received for the commercial membership assets transferred to Lovelace, and further adjusted for the net cash inflows of the commercial operations for the one-month period ended July 31, 2004, or $260, the estimated cash outflows of the transition services agreement and other actions taken in connection with the termination of the commercial line of business, or $2,900, and a tax liability resulting from a gain on transfer of $5,279.

We established a reserve to record our net liability incurred in regard to the termination of the commercial health plan operations of HCH and Cimarron Health Plan. That reserve was calculated to be $2,900 representing

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the estimated cash outflows for the termination of commercial operations and transition services agreement, offset by $260, the net cash inflows of the commercial operations for the one-month period ended July 31, 2004. A summary of activity for this reserve for the period July 1, 2004 follows:

Net liability for termination of commercial operations at July 1, 2004	$2,640
Revenue earned on transition services agreement	1,116
Expenses incurred in providing transition services	(2,080)

Net liability for termination of commercial operations at December 31, 2004	$1,676

The following is an analysis of goodwill and intangible assets recognized in connection with the HCH transactions:

Purchase price consideration	$69,000
Other purchase related costs	2,760

Total purchase consideration	71,760
Less net assets acquired	(18,990)
Less net consideration received for transfer of commercial membership	(17,994)
Add net liability assumed in transition services agreement and one-month of commercial operations, net of tax at 37.5%	1,650
Add back tax liability arising from sale of commercial membership	5,279
Add back goodwill included in net assets acquired	7,321

Acquisition cost in excess of net assets acquired	$49,026

Allocation of acquisition cost in excess of net assets acquired (including effect of the Lovelace divestiture transaction) is as follows:

Allocation to identifiable intangible assets
Contract rights		$11,900
Medicaid medical provider network		850
Trade name		2,400
Allocation to other than identifiable intangible assets
Goodwill before deferred tax adjustment	$33,876
Less HCH goodwill	(7,321)

	26,555
Increase in deferred tax liability due to step up in identifiable intangible assets	4,284

Increase in non-deductible goodwill		30,839

Adjustment to goodwill and intangible assets (including effect of Divestiture Transaction that reduced acquired goodwill by $11,421)		$45,989

Subsequent to the effectiveness of the HCH purchase, we paid approximately $5,800 to retire all of HCH’s outstanding bank debt.

The Medicaid contract rights and the Medicaid medical provider network will be amortized on a straight-line basis over ninety-six months. The trade name will not be amortized as it is an indefinite lived asset and will be subject to an annual impairment test.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We retained the tangible assets and liabilities associated with the commercial business at August 1, 2004 (consisting of $4,812 of premiums receivable and $9,895 of medical claims payable).

The following summarizes our preliminary estimate of net assets acquired at the date of acquisition (includes effect of the Lovelace divestiture transaction):

Current assets	$65,873
Property and equipment	1,507
Goodwill and intangible assets	53,310
Restricted investments	7,785
Current liabilities	(51,447)
Long-term debt	(4,792)
Other long-term liabilities	(476)

$71,760

The unaudited pro forma financial information presented below assumes that the acquisition of HCH had occurred as of the beginning of each respective period. The pro forma information includes the results of operations for HCH for the periods prior to its acquisition, adjusted for the transfer of commercial operations to Lovelace, reduction in investment income assuming cash payment for purchase consideration, amortization of intangible assets with definite useful lives and the related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had HCH been a wholly-owned subsidiary during the years ended December 31, 2004 and 2003, nor is it necessarily indicative of future results of operations.

	Year ended December 31,
	2004	2003
	(Unaudited)
Pro forma revenues	$1,301,304	$1,022,149
Pro forma net income	$55,667	$38,477
Pro forma earnings per share:
Basic	$2.06	$1.73
Diluted	$2.04	$1.70

Michigan HMO

On October 1, 2004, we transitioned approximately 73,000 members from the Wellness Plan of Michigan into the Michigan HMO. Total consideration paid in connection with the transition of these members was approximately $18,777 (including direct acquisition costs). Of the cost of the acquisition, $4,500 was assigned to identifiable intangible assets (contract rights) to be amortized over sixty months, while $14,277 was recorded as non-deductible goodwill. We transitioned these members into our Michigan HMO to take advantage of the operational efficiencies arising from a larger membership base and to enter new counties in the state, particularly the Detroit Metropolitan area.

Under the terms of an agreement with another health plan, approximately 9,400 members were transferred to the Michigan HMO on August 1, 2003. Effective October 1, 2003, approximately 32,000 members were transferred to the Michigan HMO under the terms of an agreement with yet another health plan. Total costs associated with these two transactions were $8,934. In both instances the entire cost of the transactions was recorded as an identifiable intangible asset (contract rights) and is being amortized over sixty months. We transitioned these members into our Michigan HMO to take advantage of the operational efficiencies arising from a larger membership base.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Washington HMO

Effective June 1, 2004, we completed our acquisition of the Healthy Options (Medicaid) and Basic Health Plan contracts of Premera Blue Cross, adding approximately 56,000 members to the Washington HMO. We paid to Premera $18,000 for both contracts in addition to assuming an estimated $400 in medical related liabilities. Of the $18,400 cost of the acquisition, $12,700 was assigned to identifiable intangible assets (contract rights) to be amortized over seventy-two months, while $5,700 was recorded as non-deductible goodwill. We added theses members into our Washington HMO to take advantage of the operational efficiencies arising from a larger membership base.

On July 1, 2002, the Washington HMO paid $3,250 to another health plan for the assignment of a Medicaid contract. The assigned contract had a remaining term of six months on the acquisition date and was subsequently renewed for an additional one-year period as anticipated by us at the time of acquisition. The assignment was accounted for as a purchase transaction and the purchase price was allocated to an identifiable intangible asset (contract rights) to be amortized over eighteen months. We added theses members into our Washington HMO to take advantage of the operational efficiencies arising from a larger membership base.

California HMO (pending acquisitions)

On November 22, 2004, our California HMO and Sharp Health Plan, or Sharp, entered into a definitive Asset Purchase Agreement to transfer Sharp’s Medi-Cal (Medicaid) and Healthy Families Program (SCHIP) contracts to our California HMO. As of March 4, 2005, the proposed transfer had been approved by each of the California Department of Managed Health Care and the California Managed Risk Medical Insurance Board for a transfer effective as of June 1, 2005. The transaction would add approximately 70,000 members to our California HMO’s current membership.

We anticipate paying approximately $25 million for the transfer of these contracts, subject to possible adjustment and an earn-out provision. As part of the transaction, Sharp will assign the bulk of its provider network to our California HMO.

On December 10, 2004, our California HMO, and Universal Care, Inc., a California corporation, entered into a definitive Asset Purchase Agreement to transfer Universal’s Medi-Cal and Healthy Families contracts to our California HMO. As of March 4, 2005, the proposed transfer had been approved by each of the California Department of Managed Health Care and the California Managed Risk Medical Insurance Board for a transfer effective as of June 1, 2005. The transaction would add approximately 17,000 members to our California HMO’s current membership.

We anticipate paying approximately $6.2 million for the transfer of these contracts, subject to possible adjustment. As part of the transaction, Universal will assign the bulk of its provider network related to its Medi-Cal and Healthy Families members to our California HMO.

4. Goodwill and Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived assets are no longer amortized, but are subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units at December 31, 2004 and 2003. If book equity values of our reporting units exceed the fair values, we perform a hypothetical purchase price allocation. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill and indefinite lived asset balance. Based on the results of our impairment testing, no adjustments were required.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets are being amortized over their useful lives ranging from 5 to 8 years. As part of the implementation SFAS No. 142, we reassessed the remaining useful lives of the other intangible assets. Amortization on intangible assets recognized for the years ending December 31, 2004, 2003, and 2002 was $4,043, and $2,701, and $1,968, respectively. We estimate our intangible asset amortization will be $6,397 in 2005, 2006, and 2007, $5,906 in 2008 and $4,385 in 2009. The following table sets forth balances of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Net Balance
	(Amounts in thousands)
Intangible assets:
Contract rights	$42,345	$8,793	$33,552
Provider network	850	53	797
Trade name	2,400	—	2,400

Balance at December 31, 2004	$45,595	$8,846	$36,749

Intangible assets:
Contract rights	$13,244	$4,801	$8,443

Balance at December 31, 2003	$13,244	$4,801	$8,443

The changes in the carrying amount of goodwill are as follows:

Balance as of January 1 and December 31, 2003	$3,841
Goodwill acquired during 2004	58,137

Balance at December 31, 2004	$61,978

5. Property and Equipment

A summary of property and equipment is as follows:

	December 31
	2004	2003
Land	$3,000	$3,000
Building and improvements	13,735	10,493
Furniture, equipment and automobiles	17,643	11,469
Capitalized computer software costs	5,868	3,087

	40,246	28,049
Less accumulated depreciation and amortization	(14,420)	(9,669)

Property and equipment, net	$25,826	$18,380

Depreciation expense recognized for the years ending December 31, 2004, 2003, and 2002 was $4,826, $3,632, and $2,144, respectively.

6. Related Party Transactions

We lease two medical clinics from the Molina Family Trust. These leases have five five-year renewal options. In May 2001, we entered into a similar agreement with the Molina Siblings Trust for the lease of another medical clinic, which we also use as a backup data center. In December 2004, we purchased this clinic from the

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Molina Siblings Trust for $1,850. Rental expense for these leases totaled $367, $383, and $390 for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004, minimum future lease payments for the two remaining leased clinics amount to $23 in 2005 and nothing thereafter.

We were a party to Collateral Assignment Split-Dollar Insurance Agreements with the Molina Siblings Trust. We agreed to make premium payments towards the life insurance policies held by the Molina Siblings Trust on the life of Mary R. Molina, a former employee and director and a current shareholder, in exchange for services from Mrs. Molina. We were not an insured under the policies, but were entitled to receive repayment of all premium advances from the Molina Siblings Trust upon the earlier of Mrs. Molina’s death or cancellation of the policies. Advances through December 31, 2003 of $3,349 were discounted based on the insured’s remaining actuarial life, using discount rates commensurate with instruments of similar terms or risk characteristics (4%). Such receivables were secured by the cash surrender values of the policies. The discounted receivable of $2,188 was included in advances to related parties and other assets.

On March 2, 2004, the Collateral Assignment Split-Dollar Insurance Agreements were terminated when the Molina Siblings Trust repaid to us the advances. Upon such termination, we recognized a pretax gain of $1,161. The gain of $1,161 represented the recovery of the discounts previously recorded and was recorded as Other Income in the Consolidated Statements of Income.

We received technology services from companies owned by non-employee members of the Molina family during 2002. Such services received during the year ended December 31, 2002 totaled $86.

7. Long-Term Debt

We entered into a credit agreement dated as of March 19, 2003, under which a syndicate of lenders provided a $75,000 senior secured credit facility. Interest on any amount outstanding under the facility is payable monthly at a rate per annum of: (a) LIBOR plus a margin ranging from 200 to 250 basis points or (b) the higher of (i) Bank of America prime or (ii) the federal funds rate plus 0.50%, plus a margin ranging from 100 to 150 basis points. All borrowings under the credit facility are due and payable in full by March 20, 2006. The credit facility is secured by substantially all of our parent company’s real and personal property and all shares of our Washington HMO subsidiary, our Michigan HMO subsidiary, our New Mexico HMO subsidiary, and our Utah HMO subsidiary.

The terms of the credit agreement contain various covenants that place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions, and transactions with affiliates. The credit agreement also requires us to meet various financial covenants, including a minimum fixed-charge coverage requirement, a maximum consolidated leverage ratio, a minimum consolidated net worth requirement, a capital expenditure limit, and individual subsidiary risk based capital levels. At December 31, 2004, we were in compliance with all of these covenants.

In April 2003, we paid off a mortgage note incurred in connection with the purchase of our corporate office building with a payment of approximately $3,350. During the first six months of 2003, we borrowed a total of $8,500 under our credit facility. In July 2003 we repaid the entire $8,500 owed on the credit facility with a portion of the proceeds from our initial public offering of common stock (see Note 12. Stock Transactions).

At December 31, 2004 and 2003, no amounts were outstanding under the credit facility.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, we issued a mortgage note in the amount of $1,302 in connection with the purchase of a medical clinic from a related party (see Note 5. Related Party Transactions). The note bears a variable interest rate of LIBOR (six month London Interbank Offered Rates) added to a margin of 2.75% subject to change no more often than monthly; the initial interest rate applicable to the first payment is 5.5%. The terms of the note specify 119 regular equal payments of $7 per month and one irregular last payment. The first payment is due February 1, 2005, with the final payment on January 1, 2015. Principal payment obligations under this mortgage note are:

Year ending December 31
2005	$18
2006	19
2007	20
2008	22
2009	23
Thereafter	1,200

$1,302

We also lease certain equipment under a capital lease expiring in 2008. Future payments under this obligation are as follows:

Year ending December 31
2005	$183
2006	183
2007	183
2008	107

Total minimum lease payments	656

Less amount representing interest	64

Present value of minimum lease payments	592
Less current portion	153

Long-term portion	$439

Equipment held under capital lease at December 31, 2004 has a cost of $790 and related accumulated amortization of $277. Amortization of this equipment is included in depreciation expense.

8. Income Taxes

The provision for income taxes is as follows:

	Year ended December 31
	2004	2003	2002
Current:
Federal	$28,635	$22,695	$17,387
State	1,102	1,302	1,836

Total current	29,737	23,997	19,223
Deferred:
Federal	1,822	14	(1,235)
State	353	(115)	(97)

Total deferred	2,175	(101)	(1,332)

Total provision for income taxes	$31,912	$23,896	$17,891

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:

	Year ended December 31
	2004	2003	2002
Taxes on income at statutory federal tax rate	$30,691	$23,245	$16,940
State income taxes, net of federal benefit	946	771	1,130
Other	275	(120)	12
Change in valuation allowance	—	—	(191)

Reported income tax expense	$31,912	$23,896	$17,891

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state, or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions, and compliance with federal, state, and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately account for our analysis of probable outcomes, including interest and other potential obligations. Our tax liabilities are adjusted in light of changing facts and circumstances, such as the progress of audits, case law and emerging legislation and such adjustments are included in the effective tax rate.

The components of net deferred income tax assets and liabilities are as follows:

	December 31
	2004	2003
Accrued expenses	$1,005	$1,565
Reserve liabilities	1,442	—
State taxes	887	885
Shared risk	—	—
Other, net	647	(8)

Deferred tax asset—current	3,981	2,442
Net operating losses	277	272
Depreciation and amortization	(6,898)	(389)
Deferred compensation	965	1,655
Other accrued medical costs	90	97
Other, net	251	361

Deferred tax (liability) asset—long term	(5,315)	1,996

Net deferred income tax (liabilities) assets	$(1,334)	$4,438

During 2004 and 2003, we pursued various strategies to reduce our federal, state and local taxes. As a result, we have reduced our state income tax expense due to California Economic Development Tax Credits (Credits). Our tax expense was reduced by approximately $900 and $1,000 for the years ended December 31, 2004 and 2003, respectively, by out-of-year Credits. Consulting fees incurred in connection with the Credits, were recorded as Salary, General and Administrative Expenses.

9. Employee Benefits

We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and clerical employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maximum allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plan totaled $1,387, $1,120, and $1,007 in the years ended December 31, 2004, 2003, and 2002, respectively.

10. Commitments and Contingencies

Leases

We lease office space, clinics, equipment and automobiles, under agreements that expire at various dates through 2012. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases (including related parties) consist of the following approximate amounts:

Year ending December 31
2005	$6,891
2006	6,614
2007	5,908
2008	5,604
2009	4,814
Thereafter	9,990

Total minimum lease payments	$39,821

Rental expense related to these leases totaled $7,416, $5,771, and $4,930 for the years ended December 31, 2004, 2003, and 2002, respectively.

Legal

The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Penalties associated with violations of these laws and regulations include significant fines and penalties, exclusion from participating in publicly-funded programs, and the repayment of previously billed and collected revenues. Additionally, many of our medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may lead to disputes with medical providers which may seek additional monetary compensation.

In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital (“Tenet”) seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8,000. To date no significant discovery has taken place. We believe that the California HMO has meritorious defenses to Tenet’s claims and the California HMO intends to vigorously defend this matter. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows.

We are involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provider Claims

The Los Angeles County Department of Health (Department of Health) has contacted our California HMO seeking additional or first-time reimbursement of claims for services ostensibly provided by Los Angeles County Hospitals to members of our California HMO that purportedly were not paid or were underpaid by us. The total amount claimed by the Department of Health in additional and first-time reimbursement is approximately $2,900. Much of the amount claimed by the Department of Health involves issues of contract compliance, interpretation and intent. We are evaluating the Department of Health claims and are unable at this time to determine either the validity of those claims or the degree, if any, of our liability in regards to this matter. Nevertheless, we do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows.

Employment Agreements

Agreements

During 2001 and 2002, we entered into employment agreements with five executives with initial terms of one to three years, subject to automatic one-year extensions thereafter. The agreements currently provide for annual base salaries of $1,955 in the aggregate plus a Target Bonus, as defined. In most cases, should the executive be terminated without cause or resign for good reason before a Change of Control, as defined, we will pay one year’s base salaries and Target Bonus for the year of termination, in addition to full vesting of 401(k) employer contributions and stock options, and continued health and welfare benefits for the earlier of 18 months or the date the executive receives substantially similar benefits from another employer. If any of the executives are terminated for cause, no further payments are due under the contracts.

In most cases, if termination occurs within two years following a Change of Control, the employees will receive two times their base salaries and Target Bonus for the year of termination in addition to full vesting of 401(k) employer contributions and stock options and continued health and welfare benefits for the earlier of three years or the date the executive receives substantially similar benefits from another employer.

Executives who receive severance benefits, whether or not in connection with a Change of Control, will also receive all accrued benefits for prior service including a pro rata Target Bonus for the year of termination.

Stock Option Settlements

One of our executives changed responsibilities and entered into a new employment agreement on January 1, 2005. We also amended the executive’s stock option grant to immediately vest 30,000 stock options previously granted on February 10, 2004. The benefit to the executive resulting from the remeasurement of the stock option award was $632, representing the award’s intrinsic value at the date of modification in excess of the award’s original intrinsic value. This amount, or some portion thereof, will only be recognized in the consolidated statement of income if the executive employee leaves our company prior to the completion of the 3-year vesting period under the original agreement.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the negotiated fair value per share in excess of exercise price of the 95,200 shares as if the options were exercised and the shares repurchased. The cash settlement resulted in a 2002 fourth quarter compensation charge of $916.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our HMO subsidiaries operating in California, Washington, Michigan, New Mexico, and Utah. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of loans, advances or cash dividends was $130,000 at December 31, 2004 and $72,000 at December 31, 2003. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Washington, Michigan, New Mexico, and Utah have adopted these rules, which may vary from state to state. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.

As of December 31, 2004, our HMOs had aggregate statutory capital and surplus of approximately $157,800, compared with the required minimum aggregate statutory capital and surplus of approximately $85,900. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional capital to each of our HMOs when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

11. Restatement of Capital Accounts

Our stockholders voted on July 31, 2002, to approve a re-incorporation merger whereby our company merged with and reincorporated into a newly formed Delaware corporation as the surviving corporation. The re-incorporation merger took effect on June 26, 2003, and these financial statements reflect the effect of a 40-for-1 split of our outstanding common stock as a result of the share exchange in the re-incorporation merger.

Our Certificate of Incorporation provides for 80,000,000 shares of authorized common stock, par value $0.001 and 20,000,000 shares of authorized preferred stock, par value $0.001. Our board of directors may designate the rights, preferences, and privileges of each series of preferred stock at a future date. Such rights, preferences, and privileges may include dividend and liquidation preferences and redemption and voting rights.

12. Stock Plans

In 2002, we adopted the 2002 Equity Incentive Plan (2002 Plan), which provides for the granting of stock options, restricted stock, performance shares, and stock bonus awards to the company’s officers, employees, directors, consultants, advisors, and other service providers. The 2002 Plan was effective upon the effectiveness of our initial public offering of common stock in July of 2003. The 2002 Plan originally allowed for the issuance of 1,600,000 shares of common stock, of which up to 600,000 shares may be issued as restricted stock. Beginning January 1, 2004, and each year thereafter, shares eligible for issuance will automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis, unless the board of directors provides for a smaller increase. Awards were first made under the 2002 Plan during 2004. During the year ended December 31, 2004, we issued options to purchase 302,200 shares (of which 5,100 were subsequently

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forfeited) at an estimated fair value of $3,960. Also during the year ended December 31, 2004, we awarded stock grants for 51,000 shares with a fair value at the date of grant of $1,908, recognizing $179 in compensation expense.

Through July 2, 2003, we made periodic grants of stock options to key employees and non-employee directors under the 2000 Omnibus Stock and Incentive Plan (the 2000 Plan) and prior grants. Pursuant to the 2000 Plan, we were able to grant qualified and non-qualified options for common stock, stock appreciation rights, restricted and unrestricted stock and performance units (collectively, the awards) to officers and key employees based on performance. The 2000 Plan limited the number of shares that could be granted in one year to 10% of the outstanding common shares at the inception of the year. Exercise price, vesting periods and option terms were determined by the board of directors. During the year ended December 31, 2003, we issued options to purchase 70,000 shares of our common stock with an estimated fair value of $374. All such options were issued prior to July 2, 2003. All options granted through July 2, 2003 vested upon the completion of our initial public offering of common stock in July of 2003. No options were issued during the year ended December 31, 2002. Further grants under the 2000 Plan have been frozen.

In July 2002, we adopted the 2002 Employee Stock Purchase Plan (Purchase Plan) which provides for the issuance of up to 600,000 common shares. The Purchase Plan was effective upon the effectiveness of our initial public offering of common stock in July of 2003. Beginning January 1, 2004, and each year thereafter, shares eligible for issuance will automatically increase by the lesser of 6,000 shares or 1% of total outstanding capital stock on a fully diluted basis. During each six-month offering period, eligible employees may purchase common shares at 85% of their fair market value through payroll deductions. Each eligible employee is limited to a maximum purchase of $25 (as measured by the fair value of the stock acquired) per year. During the year ended December 31, 2004, 37,050 shares were issued pursuant to the Purchase Plan. During the year ended December 31, 2003, 80,130 shares were issued pursuant to the Purchase Plan.

For the year ended December 31, 2004, we made stocks grants comprising 51,000 shares of common stock as employee compensation. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of up to three years. We issued 390,608 and 25,400 common shares during the years ended December 31, 2004 and 2003, respectively, pursuant to the exercise of stock options. No common shares were issued pursuant to the exercise of stock options during 2002.

Through July 2, 2003, 632,840 of outstanding options were granted with exercise prices below fair value. Upon the effectiveness of our initial public offering of common stock in July 2003, all outstanding options vested immediately and all deferred stock-based compensation was expensed immediately. Additionally, the liability for stock-based compensation expense was reclassified to paid-in-capital. Compensation expense recognized in the consolidated statements of income in connection with these options was $1,236 and $860 for the years ended December 31, 2003 and 2002, respectively.

Pro forma information regarding net income (loss) and earnings (loss) per share, as presented in Note 2, “Significant Accounting Policies,” is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement upon its initial effective date. The fair value for these options was estimated at the date of grant using a minimum value option-pricing model for grants made prior to our initial public offering in July 2003 and a Black-Scholes option-pricing model for grants made subsequent to our initial public offering with the following weighted-average assumptions: a risk-free interest rate of 4.15% in 2004 and 3.78% in 2003; expected stock process volatility of 51.2% in 2004 (volatility is not applicable in 2003 as no grants were made that were subject to the Black-Scholes option-pricing model); dividend yield of 0% and expected option lives of 60 months. Assumptions for 2002 were not provided since no options were granted.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Minimum Value option-pricing model used prior to the effectiveness of our initial public offering was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly-subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock option activity and related information is as follows:

	Year ended December 31
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	797,200	$4.77	758,360	$3.57	1,498,600	$2.28
Granted	302,200	26.80	70,000	16.98	—	—
Exercised	390,608	4.00	25,400	2.83	—	—
Forfeited(a)	14,340	11.91	5,760	4.50	740,240	1.11

Outstanding at end of year	694,452	14.64	797,200	4.77	758,360	3.57
Exercisable at end of year	417,352	6.59	797,200	4.77	416,680	2.87
Weighted average per option fair value of options granted during the year		13.10		5.35		—

(a)	Includes options to purchase 735,200 shares which were canceled in 2002 in exchange for payments of $8,683 to the option holders (see Note 9—Commitments and Contingencies).

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31 2004	Weighted Average Remaining Contractual Life (Number of Months)	Weighted Average Exercise Price	Number Exercisable at December 31 2004	Weighted Average Exercise Price
$2.00 – 4.50	333,352	70	$3.33	333,352	$3.33
16.98 – 29.17	328,100	107	23.71	80,000	18.65
37.47 – 48.38	33,000	116	38.67	4,000	37.47
2.00 – 48.38	694,452	90	14.64	417,352	6.59

13. Stock Transactions

Stock Repurchases

In January and February 2003, we redeemed 1,201,174 shares of common stock from certain stockholders for cash payments of $20,390 ($16.98 per share). The redeemed shares were recorded as treasury stock. The redemptions were made from available cash reserves.

In July 2003, we repurchased a total of 1,120,571 shares of common stock from two stockholders for $17.50 per share or an aggregate purchase price of $19,610. We purchased 912,806 of these shares from the MRM GRAT 301/2 and 207,765 shares from the Mary R. Molina Living Trust. All of these shares were subsequently retired.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Public Offerings of Common Stock

In March 2004, we completed a public offering of our common stock. We sold 1,800,000 shares, generating net proceeds of approximately $47,282 after deducting approximately $600 in fees, costs and expenses and $2,520 in the underwriters’ discount.

In July 2003, we completed an initial public offering of our common stock. We sold 7,590,000 shares, generating net proceeds of approximately $119,600 after deducting approximately $3,900 in fees, costs and expenses and $9,300 in underwriters’ discount.

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003.

	For the quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Premium and other operating revenue	$219,163	$248,146	$329,727	$374,002
Operating income	16,752	19,434	25,089	26,288
Income before income taxes	17,659	19,157	24,810	26,059
Net income	11,098	11,950	16,439	16,286
Net income per share:
Basic	$0.44	$0.44	$0.60	$0.59

Diluted	$0.43	$0.43	$0.59	$0.58

	For the quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Premium and other operating revenue	$191,768	$194,660	$197,053	$208,302
Operating income	13,349	17,594	17,593	19,211
Income before income taxes	13,275	16,990	17,227	18,921
Net income	7,980	10,947	11,724	11,866
Net income per share:
Basic	$0.41	$0.58	$0.46	$0.47

Diluted	$0.40	$0.57	$0.46	$0.46

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Condensed Financial Information of Registrant

Following are the condensed balance sheets of the Registrant as of December 31, 2004 and 2003, and the statements of income and cash flows for each of the three years in the period ended December 31, 2004.

Condensed Balance Sheets

	December 31
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$4,250	$11,868
Investments	50,143	84,733
Deferred income taxes	617	414
Due from affiliates	7,794	9,506
Income tax receivable	160	—
Prepaid and other current assets	5,806	3,714

Total current assets	68,770	110,235

Property and equipment, net	15,441	9,693
Investment in subsidiaries	252,737	101,841
Deferred income taxes	—	325
Advances to related parties and other assets	3,661	5,977

Total assets	$340,609	$228,071

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,758	$3,146
Current maturities of long-term debt	18	—
Income taxes payable	—	1,565

Total current liabilities	4,776	4,711
Deferred income taxes, long-term	952	—
Long-term debt, less current maturities	1,284	—
Other long-term liabilities	2,975	2,038

Total liabilities	9,987	6,749
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: - 27,602,443 shares at December 31, 2004 and 25,373,785 shares at December 31, 2003	28	25
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	157,666	103,854
Accumulated other comprehensive income, net of tax	(234)	54
Retained earnings	193,552	137,779
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	330,622	221,322

Total liabilities and stockholders’ equity	$340,609	$228,071

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Income

	Year ended December 31,
	2004	2003	2002
Revenue:
Management fees	$52,039	$41,685	$42,553
Other operating revenue	134	—	—
Investment income	1,753	788	179

Total revenue	53,926	42,473	42,732
Expenses:
Medical care costs	12,063	9,124	7,034
Salary, general and administrative expenses (including a charge for stock option settlements of $7,796 in 2002)	32,569	24,538	29,834
Depreciation and amortization	3,681	2,669	1,095

Total expenses	48,313	36,331	37,963

Operating income	5,613	6,142	4,769
Other income (expense):
Interest expense	(1,013)	(1,110)	(140)
Other, net	544	—	88

Total other expense	(469)	(1,110)	(52)

Income before income taxes and equity in net income of subsidiaries	5,144	5,032	4,717
Provision for income taxes	931	1,542	2,001

Net income before equity in net income of subsidiaries	4,213	3,490	2,716
Equity in net income of subsidiaries	51,560	39,027	27,792

Net income	$55,773	$42,517	$30,508

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
Operating activities
Cash provided by operating activities	$11,492	$5,609	$2,969
Investing activities
Net dividends from and capital contributions to subsidiaries	(21,694)	2,743	26,350
Purchases of investments	(383,246)	(182,673)	—
Sales and maturities of investments	417,681	98,027	—
Cash paid in purchase transactions	(76,403)	—	—
Purchases of equipment	(9,429)	(7,182)	(4,024)
Changes in amounts due to and due from affiliates	272	(9,249)	(1,584)
Change in other assets and liabilities	2,625	(1,964)	572

Net cash provided by (used in) investing activities	(70,194)	(100,298)	21,314
Financing activities
Issuance of common stock	47,282	119,583	—
Issuance of mortgage note	1,302	—	—
Payment of credit facility fees	—	(1,887)	—
Borrowings under credit facility	—	8,500	—
Repayments under facility	—	(8,500)	—
Purchase and retirement of common stock	—	(19,610)	—
Proceeds from exercise of stock options and employee stock purchases	2,500	1,264	—
Cash dividends declared	—	(20,390)	—

Net cash provided by financing activities	51,084	78,960	—

Net (decrease) increase in cash and cash equivalents	(7,618)	(15,729)	24,283
Cash and cash equivalents at beginning of year	11,868	27,597	3,314

Cash and cash equivalents at end of year	$4,250	$11,868	$27,597

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note B—Transactions with Subsidiaries

The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2004, 2003, and 2002 for these services totaled $52,039, $41,685, and $42,553, respectively, which are included in operating revenue.

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

Note C—Capital Contribution and Dividends

During 2004, 2003, and 2002, the Registrant received dividends from its subsidiaries totaling $4,850, $12,200, and $31,000, respectively. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries.

During 2004, 2003, and 2002, the Registrant made capital contributions to certain subsidiaries totaling $26,544, $9,457, and $4,650 respectively, primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries.

Note D—Related Party Transactions

The Registrant was a party to Collateral Assignment Split-Dollar Insurance Agreements with the Molina Siblings Trust (Trust). The Registrant and a subsidiary agreed to make premium payments towards the life insurance policies held by the Trust on the life of Mary R. Molina, a former employee and director and a current shareholder, in exchange for services from Mrs. Molina. The Registrant and its subsidiary were not an insured under the policies, but were entitled to receive repayment of all premium advances from the Trust upon the earlier of Mrs. Molina’s death or cancellation of the policies.

On March 2, 2004, the Collateral Assignment Split-Dollar Insurance Agreements were terminated by the early repayment of the advances to the Trust. Upon such termination, the Registrant and its subsidiary recognized a combined pretax gain of $1,161, of which $551 was recognized by the Registrant. The gain of $551 represented the recovery of the discounts previously recorded and was recorded as Other Income in the Condensed Statements of Income of the Registrant.

In December 2004 we issued a mortgage note in the amount of $1,302 in connection with the purchase of a medical clinic from a related party, the Molina Siblings Trust. This facility also serves as our backup data center. Total purchase price for the facility was $1,850.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures: Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, and to process, summarize and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls: There were no changes in our internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Our management’s evaluation did not include an assessment of the effectiveness of internal control over financial reporting at Health Care Horizons, Inc., which was acquired on July 1, 2004. The assets and net assets of Health Care Horizons, Inc, at December 31, 2004 were approximately $126.5 million and $81.2 million, respectively. Total revenue and net income of Health Care Horizons, Inc. included in our consolidated results of operations for the year ended December 31, 2004 were approximately $129.1 million and $3.4 million respectively. Our management has not had sufficient time to make an assessment of this subsidiary’s internal control over financial reporting.

Based on our assessment, we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP; the independent registered public accounting firm who also audited the company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the company’s internal control over financial reporting appears on the page immediately following.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Molina Healthcare, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Molina Healthcare, Inc. and subsidiaries (the company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Health Care Horizons, Inc. (acquired on July 1, 2004), which is included in the 2004 consolidated financial statements of Molina Healthcare, Inc. and constituted $126.5 million and $81.2 million of total and net assets, respectively, as of December 31, 2004 and $129.1 million and $3.4 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the company also did not include an evaluation of the internal control over financial reporting of Health Care Horizons, Inc.

In our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Molina Healthcare, Inc. and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 25, 2005

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Company

The information required by this Item with respect to our executive officers is set forth in Part I of this report. The other information required under this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the captions “Election of Directors,” “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and controller. The code of ethics is posted on our website at www.molinahealthcare.com. Any amendments to, or waivers of, this code of ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required under this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required under this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the captions “Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required under this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Disclosure of Auditor Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The consolidated financial statements, financial statement schedule and exhibits listed below are filed as part of this report.

(1) The company’s consolidated financial statements, the notes thereto and the report of the Registered Public Accounting Firm are on pages 38 through 71 of this Annual Report on Form 10-K and are incorporated by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—At December 31, 2004 and 2003

Consolidated Statements of Operations—Years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

(2) Exhibits

Reference	is made to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2005.

MOLINA HEALTHCARE, INC.

By:	/s/ JOSEPH M. MOLINA, M.D
Joseph M. Molina, M.D. Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH M. MOLINA, M.D Joseph M. Molina, M.D.	Director, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 8, 2005

/s/ JOHN C. MOLINA, J.D. John C. Molina, J.D.	Director, Executive Vice President, Financial Affairs, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 8, 2005

/s/ JOSEPH W. WHITE, CPA Joseph W. White, CPA	Vice President, Accounting (Principal Accounting Officer)	March 8, 2005

/s/ GEORGE S. GOLDSTEIN, PH.D. George S. Goldstein, Ph.D.	Director Executive Vice President, Public Policy	March 8, 2005

/s/ CHARLES Z. FEDAK, CPA Charles Z. Fedak, CPA	Director	March 8, 2005

/s/ SALLY K. RICHARDSON Sally K. Richardson	Director	March 8, 2005

/s/ RONNA ROMNEY Ronna Romney	Director	March 8, 2005

/s/ FRANK E. MURRAY, M.D. Frank E. Murray, M.D.	Director	March 8, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to registrant’s Current Report on Form 8-K, filed September 23, 2003 (Number 1-31719)).

3.3	Form of share certificate for common stock (incorporated by reference to Exhibit 3.5 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.1	Medi-Cal Agreement between Molina Medical Centers and the California Department of Health Services dated April 2, 1996, as amended (incorporated by reference to Exhibit 10.1 to registrant’s Registration Statement on Form S-1 (Number 333-102268)).

10.2*	Health Services Agreement between Foundation Health, and Molina Medical Centers dated February 1, 1996, as amended (incorporated by reference to Exhibit 10.2 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.3	Contract Between Molina Healthcare of Michigan, Inc. and the State of Michigan effective October 1, 2000, as amended (incorporated by reference to Exhibit 10.3 to registrant’s Registration Statement on Form S-1 (Number 333-102268)).

10.4*	HMO Contract between American Family Care and the Utah Department of Health effective July 1, 1999, as amended (incorporated by reference to Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.5*	Memorandum of Understanding between Molina Healthcare of Utah, Inc. and the Utah Department of Public Health effective July 1, 2002 (incorporated by reference to Exhibit 10.5 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.6	2003-2005 Contract for Healthy Options and State Children’s Health Insurance Plan between Molina Healthcare of Washington, Inc. and the State of Washington Department of Social and Health Services effective January 1, 2002, as amended (incorporated by reference to Exhibit 10.6 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)).

10.7	Employment Agreement with J. Mario Molina, M.D. dated January 2, 2002 (incorporated by reference to Exhibit 10.7 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.8	Employment Agreement with John C. Molina, J.D. dated January 1, 2002 (incorporated by reference to Exhibit 10.8 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.9	Employment Agreement with Mark L. Andrews, Esq. dated December 1, 2001 (incorporated by reference to Exhibit 10.9 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.10	Employment Agreement with George S. Goldstein, PhD. dated July 30, 1999 (incorporated by reference to Exhibit 10.10 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.11	Employment Agreement with M. Martha Bernadett, M.D. dated January 1, 2002 (incorporated by reference to Exhibit 10.11 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

Exhibit Number	Description of Exhibit
10.12	2000 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.12 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.13	2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.14	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.15	Credit Agreement dated as of March 19, 2003 (incorporated by reference to Exhibit 10.15 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.16*	Amendment to Health Services Agreement effective October 1, 2002 between Foundation Health and Molina Medical Centers dated February 1, 1996, as amended (incorporated by reference to Exhibit 10.18 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.17*	Amendment to Health Services Agreement effective October 1, 2002 between Foundation Health and Molina Medical Centers dated February 1, 1996, as amended (incorporated by reference to Exhibit 10.19 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.18	Amendment to Health Services Agreement effective October 28, 2003 between Foundation Health and Molina Medical Centers dated February 1, 1996, as amended (incorporated by reference to Exhibit 10.18 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)).

10.19	Medicaid Managed Care Services Agreement between Molina Healthcare of New Mexico, Inc. and the State of New Mexico Human Services Department, as amended.

21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit are subject to an order granting confidential treatment by the Securities and Exchange Commission pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.