Form 10-Q
period 2005-03-31
MOLINA HEALTHCARE INC
filed 2005-04-29
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒    No  ☐

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of April 28, 2005, was 27,668,108.

MOLINA HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$242,425	$228,071
Investments	73,182	88,530
Receivables	74,115	65,430
Deferred income taxes	3,086	3,981
Prepaid and other current assets	7,828	8,306

Total current assets	400,636	394,318
Property and equipment, net	26,416	25,826
Intangible assets, net	35,149	36,749
Goodwill	61,978	61,978
Restricted investments	10,888	10,847
Other assets	8,040	4,141

Total assets	$543,107	$533,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$155,565	$160,210
Accounts payable and accrued liabilities	19,223	22,966
Net liability for termination of commercial operations	725	1,676
Income taxes payable	5,736	7,110
Current maturities of long-term debt	174	171

Total current liabilities	181,423	192,133
Long-term debt, less current maturities	4,780	1,723
Deferred income taxes	5,745	5,315
Other long-term liabilities	4,432	4,066

Total liabilities	196,380	203,237
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 27,668,108 shares at March 31, 2005 and 27,602,443 shares at December 31, 2004	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	159,247	157,666
Accumulated other comprehensive income (loss)	(469)	(234)
Retained earnings	208,311	193,552
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	346,727	330,622

Total liabilities and stockholders’ equity	$543,107	$533,859

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31
	2005	2004
Revenue:
Premium revenue	$390,924	$217,868
Other operating revenue	1,263	1,295

Total premium and other operating revenue	392,187	219,163
Investment income	1,765	863

Total revenue	393,952	220,026

Expenses:
Medical care costs:
Medical services	63,667	50,768
Hospital and specialty services	226,532	109,789
Pharmacy	42,915	23,660

Total medical care costs	333,114	184,217
Salary, general and administrative expenses	33,546	17,458
Depreciation and amortization	3,198	1,599

Total expenses	369,858	203,274

Operating income	24,094	16,752
Other income (expense):
Interest expense	(289)	(255)
Other, net	—	1,162

Total other (expense) income	(289)	907

Income before income taxes	23,805	17,659
Provision for income taxes	9,046	6,561

Net income	$14,759	$11,098

Net income per share:
Basic	$0.53	$0.44

Diluted	$0.53	$0.43

Weighted average shares outstanding:
Basic	27,616	25,501

Diluted	27,964	25,918

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three months ended March 31
	2005	2004
Operating activities
Net income	$14,759	$11,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,198	1,599
Amortization of credit facility fees	734	157
Deferred income taxes	1,472	870
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	1,021	1,411
Stock-based compensation	175	—
Changes in operating assets and liabilities:
Receivables	(8,685)	1,144
Prepaid and other current assets	478	574
Medical claims and benefits payable	(4,645)	(7,044)
Accounts payable and accrued liabilities	(4,694)	754
Income taxes payable	(1,374)	1,408

Net cash provided by operating activities	2,439	11,971
Investing activities
Purchase of equipment	(2,189)	(584)
Purchases of investments	(3,969)	(140,237)
Increase in restricted cash	(41)	—
Sales and maturities of investments	18,935	106,888
Other long-term liabilities	366	194
Other assets	(4,633)	1,979

Net cash provided by (used in) investing activities	8,469	(31,760)
Financing activities
Issuance of common stock	—	47,360
Proceeds from exercise of stock options	386	717
Borrowings under credit facility	3,100	—
Principal payments on capital lease obligation and mortgage note	(40)	—

Net cash provided by financing activities	3,446	48,077

Net increase in cash and cash equivalents	14,354	28,288
Cash and cash equivalents at beginning of period	228,071	141,850

Cash and cash equivalents at end of period	$242,425	$170,138

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$7,922	$2,877

Interest	$226	$98

Schedule of non-cash investing and financing activities:
Change in unrealized gain on investments	$(382)	$114
Deferred taxes	147	(42)

Change in net unrealized gain on investments	$(235)	$72

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

March 31, 2005

1. The Reporting Entity

Molina Healthcare, Inc. (the Company) is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. We were founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, we began operating as a health maintenance organization (HMO). We operate our HMO business through subsidiaries in California (California HMO), Indiana (Indiana HMO), Michigan (Michigan HMO), New Mexico (New Mexico HMO), Utah (Utah HMO) and Washington (Washington HMO)).

2. Basis of Presentation

The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the latest fiscal year ended December 31, 2004. Accordingly, certain note disclosures that would substantially duplicate the disclosures contained in the December 31, 2004 audited financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our December 31, 2004 audited financial statements.

The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

Stock-Based Compensation

At March 31, 2005 we had two stock-based employee compensation plans, the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan is frozen. We account for stock-based compensation under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Common shares issued pursuant to the exercise of stock options for the three months ended March 31, 2005 and 2004 were 65,665 and 172,402, respectively.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148.

	Three months ended March 31
	2005	2004
Net income, as reported	$14,759	$11,098
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for all awards	—	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards	(237)	(221)

Net adjustment	(237)	(221)

Net income, as adjusted	$14,522	$10,877

Earnings per share:
Basic—as reported	$.53	$.44

Basic—as adjusted	$.53	$.43

Diluted—as reported	$.53	$.43

Diluted—as adjusted	$.52	$.42

The following table illustrates the components of our stock-based compensation expense (net of tax) for the three months ended March 31, 2005 and 2004 as reported in the Consolidated Statements of Income:

	Three months ended March 31
	2005	2004
Stock options	$—	$—
Stock grants	109	—

Total stock-based compensation expense	$109	$—

The recognition and measurement of stock grants is the same under APB Opinion No. 25 and SFAS No. 123, Accounting for Stock Based Compensation. The related expenses for the fair value of stock grants were charged to salary, general and administrative expenses and are included in the net income, as reported amounts in the pro forma net income table above.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the beginning of our next fiscal year, which means we do not need to adopt it until the first quarter of 2006, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are also permitted to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended March 31
	2005	2004
Shares outstanding at the beginning of the period	27,602,000	25,374,000
Weighted average number of shares issued in public offering	—	59,000
Weighted average number of shares issued for stock options and employee stock purchases	14,000	68,000
Weighted-average number of shares acquired	—	—

Denominator for basic earnings per share	27,616,000	25,501,000
Dilutive effect of employee stock options	348,000	417,000

Denominator for diluted earnings per share	27,964,000	25,918,000

3. Other Income

For the quarter ended March 31, 2004, we recognized $1,162 in income arising from the termination of a split dollar life insurance arrangement with a related party.

4. Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary are comprised of the following:

	March 31, 2005	December 31, 2004
California HMO	$23,563	$23,304
Utah HMO	36,870	29,292
Washington HMO	7,709	6,669
Other	5,973	6,165

Total receivables	$74,115	$65,430

Substantially all receivables due our California HMO at March 31, 2005 and December 31, 2004, were collected in April and January of 2005, respectively. The receivable due our Utah HMO as of March 31, 2005 increased as a result of a late payment received from the state of Utah in April 2005.

Our agreement with the state of Utah calls for the reimbursement of our Utah HMO of medical costs incurred in serving our members plus an administrative fee of 9% of medical costs and all or a portion of any cost savings realized, as defined in the agreement. Our Utah HMO bills the state of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the state of Utah includes: 1) amounts billed to the state for actual paid health care claims plus administrative fees; 2) amounts estimated to be due under the savings sharing provision of the agreement; and 3) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid.

5. Long-Term Debt

On March 9, 2005, we entered into an amended and restated five-year secured credit agreement for a $180 million revolving credit facility with a syndicate of lenders. The credit facility will be used for working capital purposes. This credit facility replaced the facility that we entered into on March 19, 2003.

The credit facility has a term of five years and all amounts outstanding under the credit facility will be due and payable on March 8, 2010. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the credit facility to up to $200 million.

Borrowings under the credit facility are based, at our election, on the London interbank deposit, or LIBOR, rate or the base rate plus an applicable margin. The base rate will equal the higher of Bank of America’s prime rate or 0.5% above the federal funds rate. We also will pay a commitment fee on the total unused commitments of the lenders under the credit facility. Until the delivery of a compliance certificate with respect to the our financial statements for the quarter ending June 30, 2005, the applicable margin is fixed at 1.25% for LIBOR loans and 0.25% for base rate loans and the commitment fee is fixed at 0.30%. Thereafter, the applicable margins and commitment fee will be based on our ratio of consolidated funded debt to consolidated EBITDA. The applicable margins will range between 1.00% and 1.75% for LIBOR loans and between 0% and 0.75% for base rate loans. The commitment fee will range between 0.25% and 0.375%. In addition, we will pay a fee for each letter of credit issued under the credit facility equal to the applicable margin for LIBOR loans and a customary fronting fee.

As with our prior credit facility, our obligations under the amended and restated credit facility are secured by a lien on substantially all of our assets and by our previous pledge of the capital stock of our Michigan, New Mexico, Utah, and Washington HMO subsidiaries.

The credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The credit agreement also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.00 to 1.00 as of the end of each fiscal quarter and a fixed charge coverage ratio of 2.00 to 1.00 (which increases to 3.00 to 1.00 as of December 31, 2006). At March 31, 2005 we were in compliance with all covenants under the credit agreement.

At March 31, 2005, $3.1 million was outstanding under the credit facility.

6. Commitments and Contingencies

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

In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8,000. To date no significant discovery has taken place. We believe that the California HMO has meritorious defenses to Tenet’s claims and we intend to vigorously defend this matter. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows.

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

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our five HMO subsidiaries operating in California, Michigan, New Mexico, Utah and. Washington. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of loans, advances or cash dividends was $142,400 at March 31, 2005, and $130,000 at December 31, 2004. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Washington, Michigan, and Utah have adopted these rules, which may vary from state to state. While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.

As of March 31, 2005, our HMOs had aggregate statutory capital and surplus of approximately $171,700 compared with the required minimum aggregate statutory capital and surplus of approximately $85,100. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

7. Acquisitions

Pro Forma Financial Information

On July 1, 2004, we acquired the capital stock of Health Care Horizons, Inc., or HCH,, which is the parent company of New Mexico-based Cimarron Health Plan, Inc. Our consolidated results of operations include HCH from July 1, 2004. The pro forma results listed below are unaudited and reflect the consolidated results of operations of the Company and HCH as if HCH had been acquired, and the commercial membership had been transferred to Lovelace Sandia Health Systems, Inc., as of January 1, 2004. The pro forma adjustments include amortization of intangibles, reduction of investment income for proceeds used to pay the purchase price consideration, elimination of incremental commercial activities (premiums, medical care costs, administrative expenses), and related income tax effects.

Three months ended March 31, 2004
Total operating revenue	$282,426
Income before income taxes	$18,205
Net income	$11,378
Basic income per share	$0.45
Diluted earnings per share	$0.44

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

We established a reserve to record our net liability incurred in regard to the termination of the commercial health plan operations of HCH and Cimarron Health Plan. That reserve was calculated to be $2,900 representing the estimated cash outflows for the termination of commercial operations and transition services agreement, offset by $260, the net cash inflows of the commercial operations for the one-month period ended July 31, 2004. A summary of activity for this reserve for the period July 1, 2004 through March 31, 2005 follows:

Net liability for termination of commercial operations at July 1, 2004	$2,640
Revenue earned on transition services agreement	1,513
Expenses incurred in providing transition services	(3,428)

Net liability for termination of commercial operations at March 31, 2005	$725

8. Public Offerings of Common Stock

In March 2004, we completed a public offering of our common stock. We sold 1,800,000 shares, generating net proceeds of approximately $47,282 after deducting approximately $600 in fees, costs and expenses and $2,520 in the underwriters’ discount.

9. Subsequent Events

On April 1, 2005 our Indiana HMO became operational, serving about 5,000 members.

On April 4, 2005 we filed a registration statement on Form S-3 (No. 333-123783) with the Securities and Exchange Commission relating to the proposed follow-on offering of 3,000,000 shares of common stock, 1,000,000 shares of which are being offered by us and 2,000,000 shares of which are being offered by three selling stockholders - the Molina Siblings Trust, the MRM GRAT 903/2 and the MRM GRAT 904/2. We will use the net proceeds from the offering of shares to repay amounts outstanding under our credit facility and for working capital and other general corporate purposes, which may include acquisitions. We will not receive any proceeds from the sale of shares by the selling stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward- Looking Statements

The information made available below and elsewhere in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will” and similar expressions. These statements include, without limitation, statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions and investments and the adequacy of our available cash resources. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties that may affect our business, including economic, regulatory, competitive and other factors that may be described in our Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of certain risk factors. Given these risks and uncertainties, we can give no assurances that any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them.

This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis appearing in our Report on Form 10-K for the year ended December 31, 2004.

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

We generate revenues primarily from premiums we receive from the states in which we operate. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. In the three months ended March 31, 2005 we received approximately 87.4% of our premium revenue as a fixed amount per member per month pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. Approximately 6.4% of our premium revenue in the three months ended March 31, 2005 was realized under a cost plus reimbursement agreement that our Utah HMO has with that state. We also received approximately 6.2% of our premium revenue for the three months ended March 31, 2005 in the form of birth payments (one-time payments for the delivery of children) from the Medicaid programs in Michigan, New Mexico and Washington. Such payments are recognized as revenue in the month the birth occurs. The state Medicaid programs periodically adjust premium rates.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state as of the dates indicated.

Market	As of March 31, 2005	As of March 31, 2004
California	254,000	252,000
Michigan	157,000	89,000
New Mexico	61,000	—
Utah	55,000	44,000
Washington	276,000	203,000

Total	803,000	588,000

The following table details member months (defined as the aggregation of each month’s membership for the period) by state for the three-months ended March 31, 2005 and 2004:

	Three months ended March 31,		% of Increase (Decrease)
	2005	2004
California	753,000	761,000	(1.1)%
Michigan	471,000	256,000	84.0%
New Mexico	187,000	—	—
Utah	159,000	132,000	20.5%
Washington	823,000	590,000	39.5%

Total	2,393,000	1,739,000	37.6%

Other operating revenue primarily includes fee-for-service revenue generated by our clinics in California; savings sharing revenues in California and Utah, where we receive additional incentive payments from those states if medical costs are less than prescribed amounts; and certain ancillary revenues in New Mexico.

Our operating expenses include expenses related to the provision of medical care services and salary, general and administrative, or SG&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals and providers of ancillary medical services, such as pharmacy, laboratory and radiology services. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services and compliance. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists and hospitals are paid on a fee-for-service basis. For the three months ended March 31, 2005, approximately 86% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers not paid on a capitated basis are paid on a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic-related groups and case rates.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience, inpatient hospital utilization data and prior authorization of medical services. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. We employ our own actuary and engage the service of independent actuaries as needed. We believe that our process for estimating IBNR is adequate, but there can be no assurance that medical care costs will not exceed such estimates.

SG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some SG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration and provider relations. Included in SG&A expenses are premium taxes for our Michigan, Washington and, beginning with its acquisition on July 1, 2004, New Mexico HMOs.

Results of Operations

The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium and other operating revenue because there is a direct relationship between the premium and other operating revenue earned and the cost of health care.

	Three Months Ended March 31,
	2005	2004
Premium revenue	99.2%	99.0%
Other operating revenue	0.3%	0.6%
Investment income	0.5%	0.4%

Total operating revenue	100.0%	100.0%

Medical care ratio	84.9%	84.1%
Salary, general and administrative expenses	8.5%	7.9%
Operating income	6.1%	7.6%
Net income	3.7%	5.0%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Premium Revenue

Premium revenue for the first quarter of 2005 was $390.9 million, representing an increase of $173.0 million, or 79.4%, over premium revenue of $217.9 million for the same period of 2004.

Membership growth contributed $106.7 million to the increase in premium revenue. Enrollment was significantly higher in Washington and Michigan, principally due to the transfer of members from other health plans in the second and fourth quarters of 2004, respectively, in those states. Additionally, the first quarter of 2005 benefited from our New Mexico acquisition, which closed on July 1, 2004.

Higher premium rates contributed the remaining $66.3 million to the increase premium revenue. Blended premium increases were most pronounced at our Michigan and Washington HMOs. Additionally, premium rates at our New Mexico HMO are considerably higher than the average for our company as a whole.

Other Operating Revenue

Other operating revenue was $1.3 million for the three months ended March 31, 2005 and March 31, 2004. Other operating revenue primarily includes fee-for-service revenue generated by our clinics in California; savings sharing revenues in Utah and California, where we receive additional incentive payments from those states if medical costs are less than prescribed amounts; and certain ancillary revenues in New Mexico.

Investment Income

Investment income for the three months ended March 31, 2005 increased to $1.8 million from $0.9 million for the same period of 2004, principally as a result of larger invested balances as well as higher investment yields.

Medical Care Costs

Medical care costs as a percentage of premium and other operating revenue (the medical care ratio) increased to 84.9% in the first quarter of 2005 from 84.1% in the first quarter of 2004. Medical care costs increased in absolute terms to $333.1 million in the first quarter of 2005 from $184.2 million in the first quarter of 2004.

The primary source of the increase in the medical care ratio was the acquisition of the New Mexico HMO, which has traditionally experienced a higher medical care ratio than our other HMOs. Excluding our New Mexico HMO, our medical care ratio for the first quarter of 2005 was 84.2%, essentially flat when compared to the 84.1% medical care ratio experienced in the first quarter of 2004.

Our medical margin (defined as the difference between the total of premium and other operating revenue and medical costs) grew substantially in the first quarter of 2005 when compared with the first quarter of 2004. Medical margin increased to $24.69 per member per month in 2005 from $20.10 per member per month in 2004, an increase of approximately 23%.

Salary, General and Administrative Expenses

SG&A expenses were $33.5 million for the first quarter of 2005, representing 8.5% of total revenue, as compared with $17.5 million, or 7.9% of total revenue, for the first quarter of 2004. Excluding premium taxes, SG&A expenses decreased to 5.9% of total revenue in the first quarter of 2005, as compared with 6.6% in the first quarter of 2004.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2005 increased to $3.2 million from $1.6 million for the same period of the prior year. The increase was primarily due to the amortization of identifiable intangible assets acquired in the Washington (Premera) and New Mexico acquisitions, as well as increased capital expenditures.

Provision for Income Taxes

Income tax expense increased approximately to $9.0 million in the first quarter of 2005 from $6.6 million in the first quarter of 2004. The effective tax rate for the first quarter of 2005 was 38.0% as compared with an effective tax rate of 37.2% for the first quarter of 2004.

Liquidity and Capital Resources

We generate cash from premium revenue, services provided on a fee-for-service basis at our clinics and investment income. Our primary uses of cash include the payment of expenses related to medical care services and SG&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of March 31, 2005, we invested a substantial portion of our cash in a portfolio of highly liquid money marketable securities. Our investments (all of which are classified as current assets) consisted solely of investment grade debt securities with a maximum maturity of eight years and an average duration of three years. Two professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the three months ended March 31, 2005 and 2004 was approximately 2.2% and 1.5%, respectively.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities with maturities of up to 12 months.

Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2005 and $12.0 million for the three months ended March 31, 2004. The decrease in net cash provided by operations for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004 was due to the following factors:

•	changes in accounts receivable balances, particularly at our Utah HMO, (a use of $8.7 million in the three months ended March 31, 2005 compared to a provision of $1.1 million in the three months ended March 31, 2004);

•	changes in miscellaneous working capital accounts (a use of $2.3 million in the three months ended March 31, 2005 compared to a source of $5.2 million in the three months ended March 31, 2004).

These factors were offset in part by the following factors:

•	increased net income ($3.7 million higher in 2005);

•	increased depreciation and amortization expense ($1.6 million higher in 2005);

•	changes in medical claims liabilities, a use of $4.6 million in the three months ended March 31, 2005 compared to a use of $7.0 million in the three months ended March 31, 2004.

Because we generally receive premium revenue in advance of payment for the related medical care costs (with the exception of our Utah HMO), our cash has increased during periods when we experienced enrollment growth. Our ability to support the increase in membership with existing infrastructure also allows us to retain a larger portion of the additional premium revenue as profit.

At March 31, 2005, we had working capital of $219.2 million as compared to $202.2 million at December 31, 2004. At March 31, 2005 and December 31, 2004, cash, cash equivalents and investments (all classified as current assets) were $315.6 million and $316.6 million, respectively.

Our subsidiaries are required to maintain minimum capital prescribed by various jurisdictions in which we operate. As of March 31, 2005, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2005. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our five HMO subsidiaries operating in California, Michigan, New Mexico, Utah and Washington, respectively. Our Indiana HMO began operating on April 1, 2005. The HMOs are subject to state laws that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders.

The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which may vary from state to state, have been adopted in, Michigan, Utah and Washington. While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not adopted RBC rules and has not formally given notice of any intention to do so. The RBC rules, if adopted by California, may increase the minimum capital required for that state.

As of March 31, 2005 our HMOs had aggregate statutory capital and surplus of approximately $171.7 million, compared with the required minimum aggregate statutory capital and surplus of approximately $85.1 million. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that total adjusted capital continually meets regulatory requirements.

Contractual Obligations

In our Report on Form 10-K for the year ended December 31, 2004, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

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

Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us (IBNR). We, together with our inhouse actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known. We also record reserves for estimated referral claims related to medical groups under contract with us that are financially troubled or insolvent and that may not be able to honor their obligations for the payment of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses are not expected to be significant. In applying this policy, we use judgment to determine the appropriate assumptions for determining the required estimates. While we believe our estimates are adequate, it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our knowledge of trends in the industry, information provided by our customers and information available from other sources as appropriate.

The most significant estimates involved in determining our claims liability concern the determination of claims payment completion factors and trended per member per month cost estimates.

For the five months of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date based on historical payment patterns. The following table reflects the change in our estimate of claims liability as of March 31, 2005 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding March 31, 2005 by the percentages indicated. A reduction in the completion factor results in an increase medical liabilities. Our Utah HMO is excluded from these calculations, as the majority of its business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$14,388
(2)%	9,592
(1)%	4,796
1%	(4,796)
2%	(9,592)
3%	(14,388)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim. For these months of service we estimate our claims liability based upon trended per member per month (PMPM) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following table reflects the change in our estimate of claims liability as of March 31, 2005 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical liabilities. Our Utah HMO is excluded from these calculations, as the majority of its business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Trended Per member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$(5,973)
(2)%	(3,982)
(1)%	(1,991)
1%	1,991
2%	3,982
3%	5,973

Assuming a hypothetical 1% change in both completion factors and per member per month cost estimates from those used in our calculation of IBNR at March 31, 2005 net income for the three months ended March 31, 2005 would increase or decrease by approximately $1.7 million, or $0.06 per diluted share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the three months ended March 31, 2005 and 2004:

	2005	2004
Balances at beginning of period	$160,210	$105,540
Components of medical care costs related to:
Current year	343,065	190,943
Prior years	(9,951)	(6,726)

Total medical care costs	333,114	184,217
Payments for medical care costs related to:
Current year	212,959	115,097
Prior years	124,800	76,164

Total paid	337,759	191,261

Balances at end of period	$155,565	$98,496

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

As of March 31, 2005, we had cash and cash equivalents of $242.4 million, investments of $73.2 million and restricted investments of $10.9 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. Our investments (all of which are classified as current assets) consist solely of investment grade debt securities with a maximum maturity of eight years and an average duration of three years. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded, based upon its evaluation as of the end of the period covered by the report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls: There were no changes in our internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

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

MOLINA HEALTHCARE, INC. (Registrant)

April 28, 2005	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

April 28, 2005	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D. Executive Vice President, Financial Affairs, Chief Financial Officer and Treasurer (Principal Financial Officer)