Form 10-Q
period 2005-06-30
MOLINA HEALTHCARE INC
filed 2005-08-09
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of July 29, 2005, was 27,747,343.

MOLINA HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements.

MOLINA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$202,463	$228,071
Investments	85,615	88,530
Receivables	68,974	65,430
Income tax receivable	11,931	—
Deferred income taxes	3,576	3,981
Prepaid and other current assets	8,593	8,306

Total current assets	381,152	394,318
Property and equipment, net	29,248	25,826
Goodwill and intangible assets, net	125,290	98,727
Restricted investments	10,936	10,847
Other assets	9,013	4,141

Total assets	$555,639	$533,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$179,337	$160,210
Accounts payable and accrued liabilities	17,066	22,966
Net liability for termination of commercial operations	939	1,676
Income taxes payable	—	7,110
Current maturities of long-term debt	177	171

Total current liabilities	197,519	192,133
Long-term debt, less current maturities	4,735	1,723
Deferred income taxes	4,899	5,315
Other long-term liabilities	4,361	4,066

Total liabilities	211,514	203,237
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 27,739,843 shares at June 30, 2005 and 27,602,443 shares at December 31, 2004	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	161,239	157,666
Accumulated other comprehensive income (loss)	(357)	(234)
Retained earnings	203,605	193,552
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	344,125	330,622

Total liabilities and stockholders’ equity	$555,639	$533,859

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Premium revenue	$400,756	$247,455	$791,680	$465,323
Other operating revenue	1,159	691	2,422	1,986

Total premium and other operating revenue	401,915	248,146	794,102	467,309
Investment income	2,359	912	4,124	1,775

Total revenue	404,274	249,058	798,226	469,084
Expenses:
Medical care costs:
Medical services	67,604	51,511	131,271	102,279
Hospital and specialty services	259,016	132,964	485,548	242,753
Pharmacy	42,870	24,573	85,785	48,233

Total medical care costs	369,490	209,048	702,604	393,265
Salary, general and administrative expenses	37,060	18,842	70,606	36,300
Loss contract charge	939	—	939	—
Depreciation and amortization	3,558	1,734	6,756	3,333

Total expenses	411,047	229,624	780,905	432,898

Operating income (loss)	(6,773)	19,434	17,321	36,186
Other income (expense):
Interest expense	(418)	(258)	(707)	(513)
Other, net	(400)	(19)	(400)	1,143

Total other (expense) income	(818)	(277)	(1,107)	630

Income (loss) before income taxes	(7,591)	19,157	16,214	36,816
Income tax expense (benefit)	(2,885)	7,207	6,161	13,768

Net income (loss)	$(4,706)	$11,950	$10,053	$23,048

Net income (loss) per share:
Basic	$(0.17)	$0.44	$0.36	$0.87

Diluted	$(0.17)	$0.43	$0.36	$0.86

Weighted average shares outstanding:
Basic	27,707	27,353	27,662	26,427

Diluted	27,707	27,738	27,981	26,829

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities
Net income	$10,053	$23,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,756	3,333
Amortization of credit facility fees	338	314
Deferred income taxes	68	516
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	1,758	2029
Stock-based compensation	341	—
Changes in operating assets and liabilities:
Receivables	(3,544)	(2,800)
Prepaid and other current assets	(287)	(573)
Medical claims and benefits payable	19,127	(4,018)
Accounts payable and accrued liabilities	(6,637)	1,906
Income taxes payable (receivable)	(17,784)	218

Net cash provided by operating activities	10,189	23,973
Investing activities
Purchases of equipment	(6,798)	(2,172)
Purchases of investments	(19,645)	(401,644)
Sales and maturities of investments	22,358	382,546
Increase in restricted cash	(89)	—
Net cash paid in purchase transactions	(31,200)	(18,000)
Other long-term liabilities	295	(5)
Other assets	(5,210)	2,953

Net cash used in investing activities	(40,289)	(36,322)
Financing activities
Issuance of common stock	—	47,360
Proceeds from exercise of stock options	1,474	1,478
Borrowings under credit facility	3,100	—
Principal payments on capital lease obligation and mortgage note	(82)	—

Net cash provided by financing activities	4,492	48,838

Net increase (decrease) in cash and cash equivalents	(25,608)	36,489
Cash and cash equivalents at beginning of period	228,071	141,850

Cash and cash equivalents at end of period	$202,463	178,339

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$22,122	11,008

Interest	$281	197

Schedule of non-cash investing and financing activities:
Change in unrealized gain on investments	$(202)	$(733)
Deferred taxes	79	275

Change in net unrealized gain on investments	$(123)	(458)

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(Unaudited)

June 30, 2005

1. The Reporting Entity

Molina Healthcare, Inc. (the Company) is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. We were founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, we began operating as a health maintenance organization (HMO). We operate our HMO business through subsidiaries in California (California HMO), Indiana (Indiana HMO), Michigan (Michigan HMO), New Mexico (New Mexico HMO), Utah (Utah HMO), and Washington (Washington HMO).

2. Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the latest fiscal year ended December 31, 2004. Accordingly, certain note disclosures that would substantially duplicate the disclosures contained in the December 31, 2004 audited financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our December 31, 2004 audited financial statements.

The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2005.

Stock-Based Compensation

At June 30, 2005, we had two stock-based employee compensation plans: the 2000 Omnibus Stock and Incentive Plan, and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan is frozen. We account for stock-based compensation under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income (loss) and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Common shares issued pursuant to the exercise of stock options for the six months ended June 30, 2005 and 2004 were 118,871 and 231,140, respectively.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(4,706)	$11,950	$10,053	$23,048
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for stock option and employee stock purchase plan awards	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method for stock option and employee stock purchase plan awards	(200)	(209)	(436)	(430)

Net adjustment	(200)	(209)	(436)	(430)

Net income (loss), as adjusted	$(4,906)	$11,741	$9,617	$22,618

Earnings (loss) per share:
Basic—as reported	$(0.17)	$0.44	$0.36	$0.87

Basic—as adjusted	$(0.18)	$0.43	$0.35	$0.86

Diluted—as reported	$(.017)	$0.43	$0.36	$0.86

Diluted—as adjusted	$(0.18)	$0.42	$0.34	$0.84

The following table illustrates the components of our stock-based compensation expense (net of tax) for the three months and six months ended June 30, 2005 and 2004 as reported in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Stock grants	$102	$—	$211	$—

Total stock-based compensation expense	$102	$—	$211	$—

The recognition and measurement of stock grants is the same under APB Opinion No. 25 and SFAS No. 123, Accounting for Stock Based Compensation. The related expenses for the fair value of stock grants were charged to salary, general and administrative expenses and are included in the net income (loss), as reported amounts in the pro forma net income (loss) table above.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The effective date of SFAS 123R is the beginning of our next fiscal year, which means we do not need to adopt it until the first quarter of 2006, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are also permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

Earnings Per Share

The denominators for the computation of basic and diluted earnings (loss) per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Shares outstanding at the beginning of the period	27,668,000	27,346,000	27,602,000	25,374,000
Weighted average number of shares issued in public offering	—	—	—	930,000
Weighted average number of shares issued for stock options and employee stock purchases	39,000	7,000	60,000	123,000

Denominator for basic earnings (loss) per share	27,707,000	27,353,000	27,662,000	26,427,000
Dilutive effect of employee stock options	—	385,000	319,000	402,000

Denominator for diluted earnings (loss) per share	27,707,000	27,738,000	27,981,000	26,829,000

3. Loss Contract Charge

In connection with the sale by our New Mexico HMO of certain commercial employer group contracts to another health plan on August 1, 2004, our New Mexico HMO entered into a transition services agreement (the TSA). The TSA requires the New Mexico HMO to provide certain administrative services in support of the commercial membership through the date of each member group’s renewal. In exchange for those services, the New Mexico HMO is compensated by the buyer at a specific amount per member per month. The New Mexico HMO entered into the TSA as an inducement to the buyer to purchase the commercial membership, and anticipated that the TSA would be unprofitable. Effective with the implementation of the TSA (August 1, 2004), the New Mexico HMO recorded a liability for the costs of the run out of the commercial business of $2,640, the bulk of which consisted of anticipated losses under the TSA. During the second quarter of 2005, that reserve was exhausted. We anticipate that we will continue to provide services under the TSA through year-end at a net cost of $939 and have recorded a loss contract charge for that amount as of June 30, 2005. A summary of activity for the net liability for termination of commercial operations for the period July 1, 2004 through June 30, 2005 follows:

Net liability for termination of commercial operations at July 1, 2004	$2,640
Revenue earned on transition services agreement	1,710
Expenses incurred in providing transition services	(4,350)
Loss contract charge recognized	939

Net liability for termination of commercial operations at June 30, 2005	$939

4. Other Income and Expenses

Other expense recorded for the quarter and six months ended June 30, 2005 of $400 consists of a charge for the write off of costs associated with a registration statement filed during the second quarter of 2005. Other income for the six months ended June 30, 2004 consists of $1,162 in income arising from the termination of a split dollar life insurance arrangement with a related party.

5. Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary are comprised of the following:

	June 30, 2005	December 31, 2004
California HMO	$31,977	$23,304
Utah HMO	23,625	29,292
Washington HMO	8,304	6,669
Other	5,068	6,165

Total receivables	$68,974	$65,430

In July 2005, $25,300 in receivables due our California HMO was collected.

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

6. Other Assets

Other assets at June 30, 2005 include an equity investment of approximately $1,600 in a medical service provider that provides medical services to the Company’s members.

7. Long-Term Debt

On March 9, 2005, we entered into an amended and restated five-year secured credit agreement for a $180,000 revolving credit facility with a syndicate of lenders. The credit facility will be used for working capital purposes. This credit facility replaced the facility that we entered into on March 19, 2003.

The credit facility has a term of five years and all amounts outstanding under the credit facility will be due and payable on March 8, 2010. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the credit facility to up to $200,000.

Borrowings under the credit facility are based, at our election, on the London interbank deposit, or LIBOR, rate or the base rate plus an applicable margin. The base rate will equal the higher of Bank of America’s prime rate or 0.5% above the federal funds rate. We also will pay a commitment fee on the total unused commitments of the lenders under the credit facility. Until the delivery of a compliance certificate with respect to the our financial statements for the quarter ending June 30, 2005, the applicable margin is fixed at 1.25% for LIBOR loans and 0.25% for base rate loans and the commitment fee is fixed at 0.30%. Thereafter, the applicable margins and commitment fee will be based on our ratio of consolidated funded debt to consolidated EBITDA. The applicable margins will range between 1.00% and 1.75% for LIBOR loans and between 0% and 0.75% for base rate loans. The commitment fee will range between 0.25% and 0.375%. Effective upon delivery to the administrative agent of a compliance certificate for the quarter ended June 30, 2005, we expect the applicable margins to increase to 1.75% for LIBOR loans and 0.75% for base rate loans, and the commitment fee to increase to 0.375%. In addition, we will pay a fee for each letter of credit issued under the credit facility equal to the applicable margin for LIBOR loans and a customary fronting fee.

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

At June 30, 2005, we were not in compliance with certain financial ratio covenants, constituting an event of default under the credit agreement. As a result of this event of default, the administrative agent may, at the request of or with the consent of the syndicate of lenders, demand repayment of any amounts outstanding under the credit agreement, terminate the obligations of all lenders under the credit agreement, and exercise remedies as a secured lender. At June 30, 2005, and through August 8, 2005, we had borrowings of $3,100 outstanding under the credit facility. At June 30, 2005, we had approximately $49,000 of cash available. We are currently working with the administrative agent in an effort either to waive this default or to amend the credit agreement in a manner that causes us to be in compliance with the financial covenants.

8. Provider Settlements

Hospital and specialty services expense for the second quarter of 2005 includes a $1,750 charge related to the anticipated settlement of certain claims made against us by various hospitals. These claims seek additional or first-time reimbursement for services ostensibly provided to our members that purportedly were not paid or were underpaid by us. The claims made by these hospitals involve issues of contract compliance, interpretation, payment methodology and intent. These claims extend to services provided over a number of years. (Refer to Note 9 for further discussion).

9. Commitments and Contingencies

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

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8,000. To date, no significant discovery has taken place. We believe that the California HMO has meritorious defenses to Tenet’s claims and we intend to vigorously defend this matter. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows.

Starko. Our New Mexico health plan subsidiary, Molina Healthcare of New Mexico, Inc., is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations (HMOs) participating in the New Mexico Medicaid program as defendants, including the predecessor of Molina Healthcare of New Mexico. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery has recently commenced. At this time, it is too early to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which Molina Healthcare, Inc. acquired Health Care Horizons, Inc., the parent company to Molina Healthcare of New Mexico, Inc. (formerly known as Cimarron Health Plan, Inc.), an indemnification escrow account was established and funded with $6,000 in order indemnify Molina Healthcare of New Mexico against the costs of such litigation and any eventual liability or settlement costs. Currently, $4,812 remains in the indemnification escrow fund.

Stockholder Securities Lawsuits. Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired our common stock between November 3, 2004 and July 20, 2005 (collectively, the “Actions”). The Actions purport to allege claims against Molina Healthcare, Inc., J. Mario Molina, and John C. Molina for alleged violations of the Securities Exchange Act of 1934 arising out of the Company’s announcement of its guidance for the 2005 second quarter and fiscal year. The Actions, and any subsequently filed related actions, will be consolidated into a single consolidated action. The Actions are in the early stages, and no prediction can be made as to the outcome. We believe the Actions are without merit and intend to defend against them vigorously.

We are involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Provider Claims

Many of our medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may lead medical providers to pursue us for additional compensation. The claims made by providers in such circumstances often involve issues of contract compliance, interpretation, payment methodology, and intent. These claims often extend to services provided by the providers over a number of years.

Los Angeles County Department of Health. The Los Angeles County Department of Health (Department of Health) has contacted our California HMO seeking additional or first-time reimbursement of claims for services ostensibly provided by Los Angeles County Hospitals to members of our California HMO that purportedly were not paid or were underpaid by us. The total amount claimed by the Department of Health in additional and first-time reimbursement is approximately $2,900. We are evaluating the Department of Health claims in consultation with Department of Health staff, but are unable at this time to fully determine either the validity of those claims or the degree, if any, of our liability in regards to this matter. Nevertheless, we do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows.

Other providers have also contacted us seeking additional compensation for claims that we believe to have been settled. These matters, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Subscriber Group Claims

The United State Office of Personnel Management (OPM) has contacted our New Mexico HMO seeking repayment of approximately $3,800 in premiums paid by OPM on behalf of Federal employees for the years 1999, 2000 and 2002. OPM is also seeking recovery of approximately $500 in interest in connection with this matter. OPM is asserting that it did not receive rate discounts equivalent to the largest discount given by the New Mexico HMO for Similar Sized Subscriber Groups, as required by the New Mexico HMO’s agreement with OPM, during the years in question. We are evaluating the OPM claim and are unable at this time to determine either the validity of the claim or the degree, if any, of our liability in regards to this matter.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our six HMO subsidiaries operating in California, Indiana, Michigan, New Mexico, Utah, and Washington. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of loans, advances, or cash dividends, was $132,500 at June 30, 2005, and $130,000 at December 31, 2004. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Washington, Indiana, Michigan and Utah have adopted these rules (which may vary from state to state). While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not given notice of any intention to do so. Such requirements, if adopted by California, may increase the minimum capital required by that state.

As of June 30, 2005, our HMOs had aggregate statutory capital and surplus of approximately $138,300 compared with the required minimum aggregate statutory capital and surplus of approximately $86,600. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

10. Acquisitions

San Diego Transactions

On June 1, 2005, we transitioned approximately 85,000 Medi-Cal and Healthy Families members living in San Diego County, California into our California HMO from Sharp Health Plan (Sharp) and Universal Care, Inc., a California corporation (Universal).

We paid total consideration of $25,000 in the Sharp transaction. Our agreement with Sharp allows for adjustment of the amount to be paid based upon a reconciliation of membership transferred at June 1, 2005. In addition to any adjustment resulting from the reconciliation of membership, further consideration may be paid to Sharp through May 31, 2008. Such further consideration may not exceed $3,500.

We paid total consideration of $6,200 in the Universal transaction. Our agreement with Universal allows for adjustment of the amount to be paid based upon a reconciliation of membership transferred at June 1, 2005.

Based upon preliminary analysis of these transactions, the entire consideration paid is reflected in goodwill and intangible assets, net, in the Condensed Consolidated Balance Sheets.

Pro Forma Financial Information

On July 1, 2004, we acquired the capital stock of Health Care Horizons, Inc., or HCH, which is the parent company of New Mexico-based Cimarron Health Plan, Inc. Our condensed consolidated results of operations include HCH from July 1, 2004. The pro forma results listed below are unaudited and reflect the condensed consolidated results of operations, for the sixth months ended June 30, 2004, of the Company and HCH as if HCH had been acquired, and the commercial membership had been transferred to Lovelace Sandia Health Systems, Inc., as of January 1, 2004. The pro forma adjustments include amortization of intangibles, reduction of investment income for proceeds used to pay the purchase price consideration, elimination of incremental commercial activities (premiums, medical care costs, administrative expenses), and related income tax effects.

Six months ended June 30, 2004
Total operating revenue	$594,976
Income before income taxes	$37,283
Net income	$23,302
Basic income per share	$0.88
Diluted earnings per share	$0.87

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

11. Public Offerings of Common Stock

In March 2004, we completed a public offering of our common stock. We sold 1,800,000 shares, generating net proceeds of approximately $47,282 after deducting approximately $600 in fees, costs, and expenses and $2,520 in underwriters’ discount.

12. California Contract Appeal

On May 10, 2005, the California Department of Health Services (“DHS”) notified our California HMO that our proposal to serve Medi-Cal members in San Bernardino and Riverside Counties had been disqualified and that DHS intended to award the contracts to Blue Cross of California. On May 17, 2005, we filed a formal appeal with DHS challenging that decision. On July 11, 2005, MHC, DHS and Blue Cross of California each filed separate opening briefs concerning this matter. The parties may file reply briefs by August 10, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information made available below and elsewhere in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will” and similar expressions. These statements include, without limitation, statements about our market opportunity, our growth strategy, competition, expected activities and future acquisitions and investments and the adequacy of our available cash resources. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties that may affect our business, including economic, regulatory, competitive and other factors that may be described in our Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	Uncertainty regarding our ability to control our medical costs and other operating expenses.

•	Uncertainty regarding our ability to accurately estimate incurred but not reported medical care costs.

•	Our dependence upon a relatively small number of government contracts and subcontracts for our revenue.

•	Government efforts to limit Medicaid expenditures.

•	Uncertainty regarding high dollar claims.

•	Changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations.

•	Difficulties we encounter in managing, integrating, and securing our information systems.

•	Difficulties we encounter in executing our acquisition strategy, including business integration difficulties.

•	Ineffective management of our growth.

•	The superior financial resources of our competitors.

•	Restrictions and covenants in our credit facility that may impede our ability to make acquisitions and declare dividends.

•	Our dependence upon certain key employees.

•	Our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California.

•	The existence of state regulations that may impair our ability to upstream cash from our subsidiaries.

•	Demographic changes.

•	Inherent uncertainties involving pending legal or administrative proceedings.

Investors should also refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of certain risk factors. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on these statements.

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

We generate revenues primarily from premiums we receive from the states in which we operate. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. In the six months ended June 30, 2005, we received approximately 87.6% of our premium revenue as a fixed amount per member per month pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. Approximately 6.4% of our premium revenue in the six months ended June 30, 2005 was realized under a cost plus reimbursement agreement that our Utah HMO has with that state. We also received approximately 5.9% of our premium revenue for the six months ended June 30, 2005 in the form of birth payments (one-time payments for the delivery of children) from the Medicaid programs in Michigan, New Mexico and Washington. Such payments are recognized as revenue in the month the birth occurs. The state Medicaid programs periodically adjust premium rates.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state as of the dates indicated.

Market	As of June 30, 2005	As of June 30, 2004
California	339,000	245,000
Indiana	8,000	—
Michigan	152,000	90,000
New Mexico	60,000	—
Utah	54,000	48,000
Washington	285,000	269,000

Total	898,000	652,000

The following table details member months (defined as the aggregation of each month’s membership for the period) by state for the three and six-months ended June 30, 2005 and 2004:

	Three months ended June 30,		% of Increase (Decrease)	Six months ended June 30,		% of Increase (Decrease)
	2005	2004		2005	2004
California	839,000	742,000	13.1%	1,592,000	1,503,000	5.9%
Indiana	20,000	—	—	20,000	—	—
Michigan	463,000	268,000	72.8%	934,000	524,000	78.2%
New Mexico	183,000	—	—	370,000	—	—
Utah	169,000	138,000	22.5%	328,000	270,000	21.5%
Washington	842,000	679,000	24.0%	1,665,000	1,269,000	31.2%

Total	2,516,000	1,827,000	37.7%	4,909,000	3,566,000	37.7%

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

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals and providers of ancillary medical services, such as pharmacy, laboratory and radiology services. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services and compliance. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists and hospitals are paid on a fee-for-service basis. For the six months ended June 30, 2005, approximately 86.2% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers not paid on a capitated basis are paid on a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic-related groups and case rates.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. We estimate our IBNR monthly based on a number of factors, including prior claims experience, inpatient hospital utilization data and prior authorization of medical services. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. We employ our own actuary and engage the service of independent actuaries as needed. We believe that our process for estimating IBNR is adequate, but all estimates are subject to uncertainties and our actual medical care costs have in the past exceeded, and may in the future exceed, such estimates.

SG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some SG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration and provider relations. Included in SG&A expenses are premium taxes for our Michigan and Washington HMOs and, beginning with its acquisition on July 1, 2004, our New Mexico HMO.

Results of Operations

The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium and other operating revenue because there is a direct relationship between the premium and other operating revenue earned and the cost of health care.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Premium revenue	99.1%	99.3%	99.2%	99.2%
Other operating revenue	0.3%	0.3%	0.3%	0.4%
Investment income	0.6%	0.4%	0.5%	0.4%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	91.9%	84.2%	88.5%	84.2%
Salary, general and administrative expenses	9.2%	7.6%	8.8%	7.7%
Operating income (loss)	(1.7%)	7.8%	2.2%	7.7%
Net income (loss)	(1.2%)	4.8%	1.3%	4.9%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Income or Loss

Net loss for the second quarter ended June 30, 2005, was $4.7 million, or $0.17 per diluted share, compared with net income of $12.0 million, or $0.43 per diluted share, for the quarter ended June 30, 2004.

Premium Revenue

Premium revenue for the second quarter of 2005 was $400.8 million, representing an increase of $153.3 million, or 61.9%, over premium revenue of $247.5 million for the same period of 2004.

Membership growth contributed $109.6 million to the increase in premium revenue. Acquisitions in Washington (June 1, 2004), New Mexico (July 1, 2004), Michigan (October 1, 2004), and California (June 1, 2005), were the primary reason for the year-over-year increase in membership.

Higher premium rates contributed the remaining $43.7 million to the increase premium revenue. Blended premium increases were most pronounced at our Michigan and Washington HMOs. Additionally, premium rates at our New Mexico HMO are considerably higher than the average for our company as a whole.

Sequentially, enrollment grew by 11.8%, or 95,000 members, over the three month period ended June 30, 2005. Premium revenue grew sequentially by $9.9 million, or 2.5%, for the second quarter of 2005 when compared with the first quarter of 2005. Most of the increase in membership and revenue between the first and second quarter of 2005 was the result of the Company’s two acquisitions in San Diego, California. Including the Company’s Indiana HMO, organic membership grew by approximately 1.2% in the second quarter of 2005.

Other Operating Revenue

Other operating revenue was $1.2 million for the quarter ended June 30, 2005 compared to $0.7 million for the same period ended June 30, 2004. Other operating revenue primarily includes fee-for-service revenue generated by our clinics in California; savings sharing revenues in Utah and California, where we receive additional incentive payments from those states if medical costs are less than prescribed amounts; and certain ancillary revenues in New Mexico.

Investment Income

Investment income for the quarter ended June 30, 2005 increased to $2.4 million from $0.9 million for the quarter ended June 30, 2004, an increase of 158.7%, principally as a result of larger invested balances as well as higher rates of return.

Medical Care Costs

Medical care costs as a percentage of premium and other operating revenue (the medical care ratio) increased to 91.9% in the second quarter of 2005 from 84.2% in the second quarter of 2004. Hospital and specialty services expense for the second quarter of 2005 includes a $1.75 million charge related to the anticipated settlement of certain claims made against us by various hospitals. These claims seek additional or first-time reimbursement for services ostensibly provided to our members that purportedly were not paid or were underpaid by us. The claims made by these hospitals involve issues of contract compliance, interpretation, payment methodology and intent. These claims extend to services provided over a number of years. Our medical care ratio before giving effect to this charge was 91.5%. Medical care costs increased in absolute terms to $369.5 million in the second quarter of 2005 from $209.0 million in the second quarter of 2004.

Our medical care ratio increased for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 for the following main reasons:

•	Increased hospital costs. We experienced a shift in utilization to higher cost hospitals.

•	Increased costs from catastrophic cases. We experienced increases in both the incidence and the acuity of catastrophic cases. The financial impact of such cases outpaced membership growth.

•	Increased maternity costs in Michigan and Washington. We experienced increased costs and increased utilization of maternity services, particularly in Western and Northeastern Michigan and in Washington. The cost of providing these services grew faster than the revenue we received for providing the services.

•	Increased outpatient utilization caused in part by a high incidence of flu-like illness in Washington and a late arriving flu season in Michigan. Flu season in Washington appears to have been particularly severe in 2005. Additionally, the unexpectedly delayed arrival of flu season in Michigan led us to underestimate the impact of the flu season on our medical care ratio during the first quarter of 2005.

Salary, General and Administrative Expenses

SG&A expenses were $37.1 million for the second quarter of 2005, representing 9.2% of total revenue, as compared with $18.8 million, or 7.6% of total revenue, for the second quarter of 2004. SG&A expenses excluding premium taxes (Core SG&A) were 6.7% of total revenue in the second quarter of 2005, as compared with 5.9% in the second quarter of 2004.

Core SG&A as a percentage of revenue increased in the second quarter of 2005 when compared to the second quarter of 2004 as a result of:

•	Pre-operating costs associated with our Indiana, Ohio, and Texas start-up activities.

•	Costs associated with our Medicare Advantage application.

•	Additional insurance assessment costs, primarily as a result of our New Mexico acquisition.

Loss contract charge

In connection with the sale by our New Mexico HMO of certain commercial employer group contracts to another health plan in August 1, 2004, our New Mexico HMO entered into a transition services agreement (the TSA). The TSA requires that the New Mexico HMO provide certain administrative services in support of the commercial membership through the date of each member group’s renewal. In exchange for those services, the New Mexico HMO is compensated by the buyer at a specific amount per member per month. We anticipate that the New Mexico HMO will continue to provide services under the TSA through year-end at a net cost of $0.9 million and have recorded a loss contract charge for that amount as of June 30, 2005.

Other expense

Other expense recorded for the quarter and six months ended June 30, 2005 of $0.4 million consists of a charge for the write off of costs associated with a registration statement filed during the second quarter of 2005.

Interest expense

Interest expense increased to $0.4 million for the three month period ended June 30, 2005 from $0.3 million for the same period in 2004 due to increases in debt balances.

Depreciation and Amortization

Depreciation and amortization expense for the quarter ended June 30, 2005 increased to $3.6 million from $1.7 million for the same period of the prior year. The increase was primarily due to the amortization of identifiable intangible assets acquired in the California, Washington (Premera) and New Mexico acquisitions, as well as increased capital expenditures.

Income Taxes

Income tax benefit was approximately $2.9 million in the second quarter of 2005 as compared to an expense of $7.2 million in the second quarter of 2004. The effective tax rate for the second quarter of 2005 was 38.0% as compared with an effective tax rate of 37.6% for the second quarter of 2004. The reduction in tax expense is attributable to the operating loss sustained during the quarter ended June 30, 2005.

Six months ended June 30, 2005 Compared to Six months ended June 30, 2004

Net Income

Net income for the six months ended June 30, 2005, was $10.1 million, or $0.36 per diluted share, compared with $23.0 million, or $0.86 per diluted share, for the quarter ended June 30, 2004.

Premium Revenue

Premium revenue for the six months ended June 30, 2005 was $791.7 million, representing an increase of $326.4 million, or 70.1%, over premium revenue of $465.3 million for the same period of 2004. Membership growth contributed $216.4 million to the increase in premium revenue. Higher premium rates contributed $110.0 million to the increase in premium revenue.

Other Operating Revenue

Other operating revenue was $2.4 million for the six months ended June 30, 2005 and $2.0 million for the six months ended June 30, 2004. Other operating revenue primarily includes fee-for-service revenue generated by our clinics in California; savings sharing revenues in Utah and California, where we receive additional incentive payments from those states if medical costs are less than prescribed amounts; and certain ancillary revenues in New Mexico.

Investment Income

Investment income for the six months ended June 30, 2005 increased to $4.1 million from $1.8 million for the same period of 2004, an increase of 132.3%, principally as a result of larger invested balances as well as higher rates of return.

Medical Care Costs

The medical care ratio increased to 88.5% in the first half of 2005 from 84.2% in the same six-month period of 2004. Medical care costs increased in absolute terms to $702.6 million in the six months ended June 30, 2005 from $393.3 million in the same period of 2004.

The increase in our medical care ratio for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was due to the same factors as identified above regarding the increase in our medical care ratio for the second quarter.

Salary, General and Administrative Expenses

SG&A expenses were $70.6 million for the first half of 2005, representing 8.8% of total revenue, as compared with $36.3 million, or 7.7% of total revenue, for the first half of 2004. Core SG&A expenses were consistent at 6.2% of total revenue in the first half of 2005, as compared with the first half of 2004.

Interest Expense

Interest expense increased to $0.7 million for the six months ended June 30, 2005 from $0.5 million for the first half of 2004 due to increases in debt balances.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2005 increased to $6.8 million from $3.3 million for the same period of the prior year. The increase was primarily due to the amortization of identifiable intangible assets acquired in the California (Sharp & Universal), Washington (Premera) and New Mexico acquisitions, as well as increased capital expenditures.

Income Taxes

Income tax expense decreased to $6.2 million in the six months ended June 30, 2005 from $13.8 million in the prior year period. The decrease in income tax expense is due to the decline in operating profit. Our effective tax rate was 38.0% for the six months ended June 30, 2005, as compared to 37.4% for the six months ended June 30, 2004. The increase in effective tax rate is principally attributable to the decline in operating profit which has reduced the Company’s ability to absorb the impact of non-deductible operating expenses.

Liquidity and Capital Resources

We generate cash from premium revenue, services provided on a fee-for-service basis at our clinics and investment income. Our primary uses of cash include the payment of expenses related to medical care services and SG&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of June 30, 2005, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. At June 30, 2005, our investments (all of which are classified as current assets) consisted solely of investment grade debt securities with a maximum maturity of eight years and an average duration of three years. Two professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the six months ended June 30, 2005 and 2004 was approximately 2.5% and 1.3%, respectively.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities.

Net cash provided by operating activities was $10.2 million for the six months ended June 30, 2005 and $24.0 million for the six months ended June 30, 2004. The decrease in net cash provided by operations for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004 was due to the following factors:

•	decrease in net income ($13.0 million lower in 2005);

•	increases in accounts receivable balances (a use of $3.5 million in the six months ended June 30, 2005 compared to a use of $2.8 million in the six months ended June 30, 2004);

•	increases in taxes receivable of $17.8 million due to revised estimates of taxes owed for the first half of 2005 compared to increases in tax amounts payable of $0.2 million for the first half of 2004; and

•	changes in other miscellaneous working capital accounts (a use of $4.4 million in the six months ended June 30, 2005 compared to a source of $4.2 million in the six months ended June 30, 2004).

These factors were offset in part by the following factors:

•	increase in depreciation and amortization expense ($3.4 million higher in 2005); and

•	changes in medical claims liabilities, a source of $19.1 million in the six months ended June 30, 2005 compared to a use of $4.0 million in the six months ended June 30, 2004.

At June 30, 2005, we had working capital of $183.6 million as compared to $202.2 million at December 31, 2004. At June 30, 2005 and December 31, 2004, cash, cash equivalents and investments (all classified as current assets) were $288.1 million and $316.6 million, respectively.

Our subsidiaries are required to maintain minimum capital prescribed by various jurisdictions in which we operate. As of June 30, 2005, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2005. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our six HMO subsidiaries operating in California, Indiana, Michigan, New Mexico, Utah, and Washington. The HMOs are subject to state laws that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders.

The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which may vary from state to state, have been adopted in Indiana, Michigan, Utah and Washington. While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not adopted RBC rules and has not given notice of any intention to do so. The RBC rules, if adopted by California, may increase the minimum capital required by that state.

As of June 30, 2005, our HMOs had aggregate statutory capital and surplus of approximately $138.3 million, compared with the required minimum aggregate statutory capital and surplus of approximately $86.6 million. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that capital and surplus continue to meet regulatory requirements.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2004, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report other than the addition of approximately $3.1 million in long term debt under our amended and restated credit facility.

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

Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us (IBNR). We, together with our in-house actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known. We also record reserves for estimated referral claims related to medical groups under contract with us that are financially troubled or insolvent and that may not be able to honor their obligations for the payment of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses are not expected to be significant. In applying this policy, we use judgment to determine the appropriate assumptions for determining the required estimates. While we believe our current estimates are adequate, we have in the past been required to make a significant adjustment to these estimates and it is possible that future events could require us to make significant adjustments or revisions to these estimates. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our knowledge of trends in the industry, information provided by our providers and information available from other sources as appropriate. The most significant estimates involved in determining our claims liability concern the determination of claims payment completion factors and trended per member per month cost estimates.

For the five months of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date based on historical payment patterns. The following table reflects the change in our estimate of claims liability as of June 30, 2005 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding June 30, 2005 by the percentages indicated. A reduction in the completion factor results in an increase in medical liabilities. Our Utah HMO is excluded from these calculations, as the majority of its business is conducted under a cost reimbursement contract. Dollar amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$16,218
(2)%	10,812
(1)%	5,406
1%	(5,406)
2%	(10,812)
3%	(16,218)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim. For these months of service, we estimate our claims liability based upon trended per member per month (PMPM) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following table reflects the change in our estimate of claims liability as of June 30, 2005 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical liabilities. Our Utah HMO is excluded from these calculations, as the majority of its business is conducted under a cost reimbursement contract. Dollar amounts are in thousands.

Increase (Decrease) in Trended Per Member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$(7,212)
(2)%	(4,808)
(1)%	(2,404)
1%	2,404
2%	4,808
3%	7,212

Assuming a hypothetical 1% change in both completion factors and PMPM cost estimates from those used in our calculation of IBNR at June 30, 2005 net income for the six months ended June 30, 2005 would increase or decrease by approximately $1.9 million, or $0.07 per diluted share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the six months ended June 30, 2005 and 2004. Dollar amounts are in thousands.

	Six months ended June 30,
	2005	2004
Balances at beginning of period	$160,210	$105,540
Components of medical care costs related to:
Current year	702,454	398,970
Prior years	150	(5,705)

Total medical care costs	702,604	393,265
Payments for medical care costs related to:
Current year	538,999	310,162
Prior years	144,478	86,921

Total paid	683,477	397,083

Balances at end of period	$179,337	$101,722

Inflation

We use various strategies to mitigate the negative effects of health care cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services. There can be no assurance, however, that our strategies to mitigate health care cost inflation will be successful. Competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and customers, applicable regulations, or other factors may affect our ability to control health care costs.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables and restricted investments. We invest a substantial portion of our cash in the CADRE Affinity Fund and CADRE Reserve Fund (CADRE Funds), a portfolio of highly liquid money market securities. Two professional portfolio managers operating under documented investment guidelines manage our investments. Restricted investments are invested principally in certificates of deposit and treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our HMO subsidiaries operate.

As of June 30, 2005, we had cash and cash equivalents of $202.5 million, investments of $85.6 million and restricted investments of $10.9 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. Our investments (all of which are classified as current assets) consist solely of investment grade debt securities with a maximum maturity of eight years and an average duration of three years. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. We have the ability to hold these investments until maturity, and as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired our common stock between November 3, 2004 and July 20, 2005 (collectively, the “Actions”). The Actions purport to allege claims against Molina Healthcare, Inc., J. Mario Molina, and John C. Molina for alleged violations of the Securities Exchange Act of 1934 arising out of the Company’s announcement of its guidance for the 2005 second quarter and fiscal year. The Actions, and any subsequently filed related actions, will be consolidated into a single consolidated action. The Actions are in the early stages, and no prediction can be made as to the outcome. We believe the Actions are without merit and intend to defend against them vigorously.

Item 6.	Exhibits

Exhibit No.	Title
10.1	Medicaid Managed Care Services Agreement between Molina Healthcare of New Mexico, Inc. and the State of New Mexico Human Services Department.

10.2	Agreement between the California Department of Health Services and Molina Healthcare of California regarding the Geographic Managed Care Program in San Diego County as transferred and assigned by Sharp Health Plan and Universal Care, Inc.

10.3	Form of Restricted Stock Award Agreement (Executive Officer)

10.4	Form of Restricted Stock Award Agreement (Outside Director)

10.5	Form of Restricted Stock Award Agreement (Employee)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC. (Registrant)

Dated: August 9, 2005	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 9, 2005	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D. Executive Vice President, Financial Affairs, Chief Financial Officer and Treasurer (Principal Financial Officer)