Form 10-Q
period 2005-09-30
MOLINA HEALTHCARE INC
filed 2005-11-07
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of November 4, 2005, was 27,764,676.

MOLINA HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements.

MOLINA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$223,493	$228,071
Investments	109,495	88,530
Receivables	63,545	65,430
Income tax receivable	7,646	—
Deferred income taxes	3,709	3,981
Prepaid and other current assets	9,667	8,306

Total current assets	417,555	394,318
Property and equipment, net	30,173	25,826
Goodwill and intangible assets, net	124,350	98,727
Restricted investments	11,386	10,847
Other assets	8,465	4,141

Total assets	$591,929	$533,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$199,314	$160,210
Accounts payable and accrued liabilities	30,408	22,966
Net liability for termination of commercial operations	619	1,676
Income taxes payable	—	7,110
Current maturities of long-term debt	179	171

Total current liabilities	230,520	192,133
Long-term debt, less current maturities	1,588	1,723
Deferred income taxes	4,172	5,315
Other long-term liabilities	4,562	4,066

Total liabilities	240,842	203,237
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 27,764,676 shares at September 30, 2005 and 27,602,443 shares at December 31, 2004	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	161,629	157,666
Accumulated other comprehensive income (loss)	(596)	(234)
Retained earnings	210,416	193,552
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	351,087	330,622

Total liabilities and stockholders’ equity	$591,929	$533,859

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Premium revenue	$425,670	$328,781	$1,217,350	$794,104
Other operating revenue	273	946	2,695	2,932

Total premium and other operating revenue	425,943	329,727	1,220,045	797,036
Investment income	2,668	1,080	6,792	2,855

Total revenue	428,611	330,807	1,226,837	799,891
Expenses:
Medical care costs:
Medical services	70,677	57,384	201,948	159,663
Hospital and specialty services	255,120	186,336	740,668	429,089
Pharmacy	40,815	32,798	126,600	81,031

Total medical care costs	366,612	276,518	1,069,216	669,783
Salary, general and administrative expenses	47,005	26,642	117,611	62,942
Loss contract charge	—	—	939	—
Depreciation and amortization	4,113	2,558	10,869	5,891

Total expenses	417,730	305,718	1,198,635	738,616

Operating income	10,881	25,089	28,202	61,275
Other income (expense):
Interest expense	(581)	(280)	(1,288)	(793)
Other, net	—	1	(400)	1,144

Total other (expense) income	(581)	(279)	(1,688)	351

Income before income taxes	10,300	24,810	26,514	61,626
Income tax expense	3,489	8,371	9,650	22,139

Net income	$6,811	$16,439	$16,864	$39,487

Net income per share:
Basic	$0.25	$0.60	$0.61	$1.47

Diluted	$0.24	$0.59	$0.60	$1.45

Weighted average shares outstanding:
Basic	27,751	27,456	27,692	26,772

Diluted	28,067	27,801	28,010	27,154

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities
Net income	$16,864	$39,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,869	5,891
Amortization of credit facility fees	519	471
Deferred income taxes	(645)	356
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	1,674	2,854
Stock-based compensation	875	52
Changes in operating assets and liabilities:
Receivables	1,885	(3,076)
Prepaid and other current assets	(1,361)	(1,858)
Medical claims and benefits payable	39,104	2,224
Accounts payable and accrued liabilities	6,385	2,944
Income taxes payable or receivable	(13,499)	(543)

Net cash provided by operating activities	62,670	48,802
Investing activities
Purchases of equipment	(9,808)	(4,703)
Purchases of investments	(55,273)	(408,219)
Sales and maturities of investments	33,720	429,981
Increase in restricted cash	(539)	(30)
Net cash paid in purchase transactions	(32,288)	(34,869)
Other long-term liabilities	496	147
Other assets	(4,843)	3,140

Net cash used in investing activities	(68,535)	(14,553)
Financing activities
Issuance of common stock	—	47,282
Proceeds from exercise of stock options	1,414	1,825
Borrowings under credit facility	3,100	—
Repayment of borrowings under credit facility	(3,100)	(5,819)
Principal payments on capital lease obligation and mortgage note	(127)	—

Net cash provided by financing activities	1,287	43,288

Net increase (decrease) in cash and cash equivalents	(4,578)	77,537
Cash and cash equivalents at beginning of period	228,071	141,850

Cash and cash equivalents at end of period	$223,493	219,387

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$22,122	19,562

Interest	$679	412

Schedule of non-cash investing and financing activities:
Change in unrealized gain on investments	$(588)	$(315)
Deferred taxes	226	118

Change in net unrealized gain on investments	$(362)	(197)

Details of acquisitions:
Fair value of assets acquired, net of assets sold	$32,288	$127,800
Less cash acquired in purchase and divestiture transaction	—	(38,776)
Liabilities assumed in purchase and divestiture transaction	—	(54,155)

Cash paid in purchase transactions, net of cash acquired and received in divestiture transaction	$32,288	$34,869

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(Unaudited)

September 30, 2005

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

2. Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2004. Accordingly, certain note disclosures that would substantially duplicate the disclosures contained in the December 31, 2004 audited financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our December 31, 2004 audited financial statements.

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

Medical Care Costs

During the quarter ended June 30, 2005, we experienced a sharp, unexpected increase in medical care costs . The higher medical care costs were due to a shift in utilization to higher cost hospitals, increased frequency and acuity of catastrophic claims that outpaced membership growth, higher costs and utilization of maternity services in Michigan and Washington and increased outpatient utilization caused in part by a high incidence of flu-like illnesses in Washington and a late arriving flu season in Michigan.

In the quarter ended June 30, 2005, we recorded claims expense of approximately $13.4 million for adverse out-of-period claims development, substantially all of which related to the first quarter of 2005. We also increased claims reserves by $12 million to mitigate the impact of any further out-of-period claims development. We believed that the increase in claims reserves was necessary given the inherent difficulty of estimating medical liabilities when medical costs are rising sharply and unexpectedly. We believe that the recorded amount of medical claims and benefit payable at September 30, 2005 is adequate.

Stock-Based Compensation

At September 30, 2005, we had two stock-based employee compensation plans: the 2000 Omnibus Stock and Incentive Plan, and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan is frozen.

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

Common shares issued pursuant to the exercise of stock options for the nine months ended September 30, 2005 and 2004 were 128,871 and 318,028, respectively.

The following table illustrates the effect on net income per share for the three months and nine months ended September 30, 2004 and 2005 as if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$6,811	$16,439	$16,864	$39,487
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for stock option and employee stock purchase plan awards	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method for stock option and employee stock purchase plan awards	(288)	(165)	(571)	(595)

Net adjustment	(288)	(165)	(571)	(595)

Net income, as adjusted	$6,523	$16,274	$16,293	$38,892

Net income per share:
Basic—as reported	$0.25	$0.60	$0.61	$1.47

Basic—as adjusted	$0.24	$0.59	$0.59	$1.45

Diluted—as reported	$0.24	$0.59	$0.60	$1.45

Diluted—as adjusted	$0.23	$0.59	$0.58	$1.43

The following table illustrates the components of our stock-based compensation expense (net of tax) for the three months and nine months ended September 30, 2005 and 2004 as reported in the Condensed Consolidated Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Stock grants	$332	$33	$543	$33

Total stock-based compensation expense	$332	$33	$543	$33

The recognition and measurement of stock grants is the same under APB Opinion No. 25 and SFAS No. 123, Accounting for Stock Based Compensation. The related expenses for the fair value of stock grants were charged to salary, general and administrative expenses and are included in net income, as reported amounts in the pro forma net income table above.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The effective date of SFAS 123R is the beginning of our next fiscal year, which means we do not need to adopt it until the first quarter of 2006, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are also permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

Earnings Per Share

The denominators for the computation of basic and diluted net income per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Shares outstanding at the beginning of the period	27,740,000	27,429,00	27,602,000	25,374,000
Weighted average number of shares issued in public offering				1,220,000
Weighted average number of shares issued for stock options, restricted shares vested, and employee stock purchases	11,000	27,000	90,000	178,000

Denominator for basic net income per share	27,751,000	27,456,000	27,692,000	26,772,000
Dilutive effect of employee stock options	316,000	345,000	318,000	382,000

Denominator for diluted income per share	28,067,000	27,801,000	28,010,000	27,154,000

New Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154 (SFAS No. 154), Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on our consolidated financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

3. Other Operating Revenue

Other operating revenue consists of fee-for-service revenue generated by our clinics in California; savings sharing revenues in Utah and California, where we receive additional incentive payments from those states if medical costs are less than prescribed amounts; and certain ancillary revenues in New Mexico. For the three months ended September 30, 2005, other operating revenue declined primarily from a reduction in savings sharing revenue for our Utah HMO and the discontinuation of certain ancillary revenues in our New Mexico HMO.

4. Loss Contract Charge

In connection with the sale by our New Mexico HMO of certain commercial employer group contracts to another health plan on August 1, 2004, our New Mexico HMO entered into a transition services agreement (the TSA). The TSA requires the New Mexico HMO to provide certain administrative services in support of the commercial membership through the date of each member group’s renewal. In exchange for those services, the New Mexico HMO is compensated by the buyer at a specific amount per member per month. The New Mexico HMO entered into the TSA as an inducement to the buyer to purchase the commercial membership, and anticipated that the TSA would be unprofitable. Effective with the implementation of the TSA (August 1, 2004), the New Mexico HMO recorded a liability for the costs of the run out of the commercial business of $2,640, the bulk of which consisted of anticipated losses under the TSA. During the second quarter of 2005, that reserve was exhausted. We anticipated that we will continue to provide services under the TSA through year-end at a net cost of $939 and recorded a loss contract charge for that amount at June 30, 2005. A summary of activity for the net liability for termination of commercial operations for the period July 1, 2004 through September 30, 2005 follows:

Net liability for termination of commercial operations at July 1, 2004	$2,640
Revenue earned on transition services agreement	1,846
Expenses incurred in providing transition services	(4,806)
Loss contract charge recognized	939

Net liability for termination of commercial operations at September 30, 2005	$619

5. Other Income and Expenses

Other expense recorded for the nine months ended September 30, 2005 of $400 consists of a charge for the write off of costs associated with a registration statement filed during the second quarter of 2005. Other income for the nine months ended September 30, 2004 primarily consists of $1,162 in income arising from the termination of a split dollar life insurance arrangement with a related party.

6. Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary are comprised of the following:

	September 30, 2005	December 31, 2004
California HMO	$22,745	$23,304
Utah HMO	26,511	29,292
Washington HMO	6,250	6,669
Other	8,039	6,165

Total receivables	$63,545	$65,430

In October 2005, approximately $14,500 in receivables due our California HMO was collected. Effective July 1, 2005, the California Department of Health Services (DHS) has initiated assessment of a premium tax of 6% on Medicaid related premiums received. In conjunction with the premium tax increase, DHS has indicated that California Medicaid premium rates will increase by approximately 9%. Both the amounts of premium taxes owed and estimated increases to premium rate have been recognized beginning July 1, 2005 in the current receivable and payable balances.

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

7. Other Assets

Other assets at September 30, 2005 include an equity investment of approximately $1,600 in a medical service provider that provides medical services to the Company’s members.

8. Long-Term Debt

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

Borrowings under the credit facility are based, at our election, on the London interbank deposit, or LIBOR, rate or the base rate plus an applicable margin. The base rate will equal the higher of Bank of America’s prime rate or 0.5% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the credit facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated EBITDA. The applicable margins will range between 1.00% and 1.75% for LIBOR loans and between 0% and 0.75% for base rate loans. The commitment fee will range between 0.375% and 0.500%. In addition, we will pay a fee for each letter of credit issued under the credit facility equal to the applicable margin for LIBOR loans and a customary fronting fee.

As with our prior credit facility, our obligations under the amended and restated credit facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Michigan, New Mexico, Utah, and Washington HMO subsidiaries.

At June 30, 2005 and through August 8, 2005, we had borrowings of $3,100 outstanding under the credit facility, which were repaid in the third quarter.

At June 30, 2005, we were not in compliance with certain financial ratio covenants, constituting an event of default under the credit agreement. In October 2005, we entered into an amendment and waiver pursuant to which the lenders waived the event of default under the credit agreement, including the financial covenants. In connection with the amendment and waiver we incurred fees of $485, which were capitalized as deferred financing cost to be amortized over the remaining term of the credit facility.

The amended credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The credit agreement also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.00 to 1.00 at any time and a fixed charge coverage ratio of 1.75 to 1.00 for the quarter ended September 30, 2005 and thereafter ranging from 1.20 to 1:00 for the quarter ended June 30, 2006 up to 3.00 to 1.00 for all quarters ending after December 31, 2009. At September 30, 2005, we were in compliance with all financial covenants in the credit agreement.

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

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8,000. The parties have agreed to present their cases in phases. The parties are currently conducting the first phase of the arbitration. We believe that the California HMO has meritorious defenses to Tenet’s claims and we intend to vigorously defend this matter. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows.

Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named HMOs participating in the New Mexico Medicaid program as defendants, including the predecessor of the New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery has recently commenced. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, $4,416 remains in the indemnification escrow fund.

Stockholder Securities Lawsuits. Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired our common stock between November 3, 2004 and July 20, 2005 (collectively, the “Federal Actions”). The Federal Actions purport to allege claims against the Company, J. Mario Molina, John C. Molina, and other officers, directors, and employees for alleged violations of the Securities Exchange Act of 1934 arising from the Company’s issuance and subsequent revision of its earnings guidance for the 2005 fiscal year. The

Federal Actions have been consolidated into a single action, Case No. CV 05-5460 (SHx), and two motions are currently pending for appointment as lead plaintiff. The Federal Actions are in the early stages, and no prediction can be made as to their outcome. We believe the Federal Actions are without merit and intend to defend against them vigorously.

On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. BC337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of the Company against certain directors and officers for breach of fiduciary duty, breach of the duty of loyalty, and gross negligence in connection with the Company’s issuance and subsequent revision of its earnings guidance for the 2005 fiscal year. Molina and the individual defendants have filed a demurrer to the complaint on a number of grounds, including plaintiff’s failure to make a demand on the Company’s board prior to initiating the Derivative Action, and have filed a motion to stay the proceedings while the Federal Actions are pending. These motions have not yet been determined by the court. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

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

Los Angeles County Department of Health. The Los Angeles County Department of Health (Department of Health) has contacted our California HMO seeking additional or first-time reimbursement of claims for services ostensibly provided by Los Angeles County Hospitals to members of our California HMO that purportedly were not paid or were underpaid by us. The total amount claimed by the Department of Health in additional and first-time reimbursement is approximately $2,900. We are evaluating the Department of Health claims in consultation with Department of Health staff, but are unable at this time to determine either the validity of those claims or the degree, if any, of our liability in regards to this matter. Nevertheless, we do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows.

In the second and third quarters of 2005, we recorded a $1,750 and $300 charge, respectively, related to anticipated settlement of certain claims made against us by various hospitals.

Other providers have also contacted us seeking additional compensation for claims that we believe to have been settled. These matters, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Subscriber Group Claims

The United States Office of Personnel Management (OPM) has contacted our New Mexico HMO seeking repayment of approximately $3,800 in premiums paid by OPM on behalf of Federal employees for the years 1999, 2000 and 2002. OPM is also seeking recovery of approximately $500 in interest in connection with this matter. OPM is asserting that it did not receive rate discounts equivalent to the largest discount given by the New Mexico HMO for Similar Sized Subscriber Groups, as required by the New Mexico HMO’s agreement with OPM, during the years in question. We are evaluating the OPM claim and are unable at this time to determine either the validity of the claim or the degree, if any, of our liability in regards to this matter.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our six HMO subsidiaries operating in California, Indiana, Michigan, New Mexico, Utah, and Washington. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of loans, advances, or cash dividends, was $150,800 at September 30, 2005, and $130,000 at December 31, 2004. The National Association of Insurance

Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Washington, Indiana, Michigan and Utah have adopted these rules (which vary from state to state). While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not given notice of any intention to do so. Such requirements, if adopted by California, may increase the minimum capital required by that state.

As of September 30, 2005, our HMOs had aggregate statutory capital and surplus of approximately $157,300 compared with the required minimum aggregate statutory capital and surplus of approximately $104,700. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

10. Acquisitions

San Diego Transactions

On June 1, 2005, we transitioned approximately 85,000 Medi-Cal and Healthy Families members living in San Diego County, California into our California HMO from Sharp Health Plan (Sharp) and Universal Care, Inc., a California corporation (Universal).

We paid total consideration of $26,088 in the Sharp transaction. Of that amount, $1,088 was paid in the third quarter of 2005. Further consideration may be paid to Sharp through May 31, 2008 under an earn-out provision which compares the excess of medical revenues over medical expenses of the acquired contracts against an annual target during the 36 months after closing. Such further consideration may not exceed $3,500.

We paid total consideration of $6,200 in the Universal transaction.

For both transactions, the entire consideration paid is included in goodwill and intangible assets, net, in the Condensed Consolidated Balance Sheets.

Pro Forma Financial Information

On July 1, 2004, we acquired the capital stock of Health Care Horizons, Inc., or HCH, the parent company of our New Mexico (formerly Cimarron Health Plan, Inc.). Our condensed consolidated results of operations include HCH from July 1, 2004. The pro forma results listed below are unaudited and reflect the condensed consolidated results of operations, for the nine months ended September 30, 2004, of the Company and HCH as if HCH had been acquired, and the commercial membership had been transferred to Lovelace Sandia Health Systems, Inc., as of January 1, 2004. The pro forma adjustments include amortization of intangibles, reduction of investment income for proceeds used to pay the purchase price consideration, elimination of incremental commercial activities (premiums, medical care costs, administrative expenses), and related income tax effects.

Nine months ended September 30, 2004
Total operating revenue	$923,248
Income before income taxes	$62,249
Net income	$39,889
Basic income per share	$1.49
Diluted earnings per share	$1.47

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire nine months ended September 30, 2004. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

11. Public Offerings of Common Stock

In March 2004, we completed a public offering of our common stock. We sold 1,800,000 shares, generating net proceeds of approximately $47,282 after deducting approximately $600 in fees, costs, and expenses and $2,520 in underwriters’ discount.

12. California Contract Appeal

On May 10, 2005, the California Department of Health Services (“DHS”) notified our California HMO that our proposal to serve Medi-Cal members in San Bernardino and Riverside Counties had been disqualified and that DHS intended to award the contracts to Blue Cross of California, a subsidiary of Well Point, Inc. On May 17, 2005, we filed a formal appeal with DHS challenging that decision. On July 11, 2005, our California HMO, DHS and Blue Cross of California each filed separate opening briefs concerning this matter. On October 17, 2005, a hearing officer of the DHS set aside the DHS notice of intent to award the Medi-Cal contracts for San Bernardino and Riverside Counties to Blue Cross of California. The decision was made as a result of our formal appeal of the May 10, 2005 DHS action. The hearing officer has specifically directed DHS to re-score the provider networks of both us and Blue Cross applying the same standards to both parties, and has further directed that our combined provider network lists should be treated as applicable to each of Riverside and San Bernardino Counties. The timeframe for the re-scoring has not yet been established.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	Uncertainty regarding our ability to control our medical costs and other operating expenses.

•	Uncertainty regarding our ability to accurately estimate incurred but not reported medical care costs.

•	Uncertainty regarding our ability to accurately estimate our earnings per share.

•	Our dependence upon a relatively small number of government contracts and subcontracts for our revenue.

•	Government efforts to limit Medicaid expenditures.

•	Uncertainty regarding high dollar claims.

•	Changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations.

•	Difficulties we encounter in managing, integrating, and securing our information systems.

•	Difficulties we encounter in executing our acquisition strategy, including business integration difficulties.

•	Ineffective management of our growth.

•	The superior financial resources of our competitors.

•	Restrictions and covenants in our credit facility that may impede our ability to make acquisitions and declare dividends.

•	The implementation of rate increases.

•	Uncertainty regarding our ability to enter into more favorable provider contracts.

•	Risks associated with our start-up health plans and our Medicare Advantage special needs plans.

•	Our dependence upon certain key employees.

•	Our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California.

•	The existence of state regulations that may impair our ability to upstream cash from our subsidiaries.

•	Demographic changes.

•	Inherent uncertainties involving pending legal or administrative proceedings.

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

We generate revenues primarily from premiums we receive from the states in which we operate. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. In the nine months ended September 30, 2005, we received approximately 87.6% of our premium revenue as a fixed amount per member per month pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. Approximately 6.5% of our premium revenue in the nine months ended September 30, 2005 was realized under a cost plus reimbursement agreement that our Utah HMO has with that state. We also received approximately 5.9% of our premium revenue for the nine months ended September 30, 2005 in the form of birth payments (one-time payments for the delivery of children) from the Medicaid programs in Michigan, New Mexico and Washington. Such payments are recognized as revenue in the month the birth occurs. The state Medicaid programs periodically adjust premium rates.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state as of the dates indicated.

Market	As of September 30, 2005	As of September 30, 2004
California	333,000	249,000
Indiana	21,000	—
Michigan	145,000	89,000
New Mexico	62,000	65,000
Utah	56,000	53,000
Washington	287,000	264,000

Total	904,000	720,000

The following table details member months (defined as the aggregation of each month’s membership for the period) by state for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		% of Increase (Decrease)	Nine months ended September 30,		% of Increase (Decrease)
	2005	2004		2005	2004
California	1,006,000	738,000	36.3%	2,598,000	2,242,000	15.9%
Indiana	59,000	—	—	79,000	—	—
Michigan	441,000	270,000	63.3%	1,375,000	793,000	73.4%
New Mexico	183,000	196,000	(6.6%)	553,000	196,000	182.1%
Utah	164,000	157,000	4.5%	492,000	428,000	15.0%
Washington	856,000	794,000	7.8%	2,521,000	2,063,000	22.2%

Total	2,709,000	2,155,000	25.7%	7,618,000	5,722,000	33.1%

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

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals and providers of ancillary medical services, such as pharmacy, laboratory and radiology services. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services and compliance. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists and hospitals are paid on a fee-for-service basis. For the nine months ended September 30, 2005, approximately 85.8% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers not paid on a capitated basis are paid on a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic-related groups and case rates.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. We estimate our IBNR monthly based on a number of factors, including prior claims experience, inpatient hospital utilization data and prior authorization of medical services. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. We employ our own actuary and engage the service of independent actuaries as needed. We believe that our process for estimating IBNR is adequate, but all estimates are subject to uncertainties and our actual medical care costs have in the past exceeded such estimates. Our estimates of IBNR may be inadequate in the future, which would negatively affect our results of operations. Further our inability to accurate estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the negative impact on our results of operations.

SG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some SG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration and provider relations. Included in SG&A expenses are premium taxes for our Michigan and Washington HMOs, our New Mexico HMO (beginning July 1, 2004) and our California HMO (beginning July 1, 2005).

Results of Operations

The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium and other operating revenue because there is a direct relationship between the premium and other operating revenue earned and the cost of health care.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Premium revenue	99.3%	99.4%	99.2%	99.3%
Other operating revenue	0.1%	0.3%	0.2%	0.4%
Investment income	0.6%	0.3%	0.6%	0.3%

Total operating revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	86.1%	83.9%	87.6%	84.0%
Salary, general and administrative expenses	11.0%	8.1%	9.6%	7.9%
Operating income	2.5%	7.6%	2.3%	7.7%
Net income	1.6%	5.0%	1.4%	4.9%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Income

Net income for the quarter ended September 30, 2005 was $6.8 million, or $0.24 per diluted share, compared with net income of $16.4 million, or $0.59 per diluted share, for the quarter ended September 30, 2004. The decrease in net income was primarily the result of an increase in medical care costs as a percentage of premium and other operating revenue (the medical care ratio).

Premium Revenue

Premium revenue for the quarter ended September 30, 2005 was $425.7 million, representing an increase of $96.9 million, or 29.5%, over premium revenue of $328.8 million for the same period of 2004. Membership growth attributable to acquisitions in Michigan (October 1, 2004), and California (June 1, 2005) was the primary source of the increase in premium revenue year-over-year.

Other Operating Revenue

Other operating revenue was $0.3 million for the quarter ended September 30, 2005 compared to $0.9 million for the same period of 2004. Other operating revenue primarily includes fee-for-service revenue generated by our clinics in California; savings sharing revenues in Utah and California, where we receive additional incentive payments from those states if medical costs are less than prescribed amounts; and certain ancillary revenues in New Mexico. For the quarter ended September 30, 2005, other operating revenue declined primarily from a reduction in savings sharing revenue for our Utah HMO and the discontinuation of services related to ancillary revenues for our New Mexico HMO as of July 1, 2005.

Investment Income

Investment income for the quarter ended September 30, 2005 increased to $2.7 million from $1.1 million for the quarter ended September 30, 2004, an increase of 147.0%, principally as a result of larger invested balances as well as higher rates of return.

Medical Care Costs

The medical care ratio increased to 86.1% in the third quarter of 2005 from 83.9% in the third quarter of 2004. Medical care costs increased in absolute terms to $366.6 million in the third quarter of 2005 from $276.5 million in the third quarter of 2004. We have experienced higher medical care costs in the third quarter ended September 30, 2005 as compared to the same period of the prior year, primarily, as a result of increased hospital costs, increased costs from catastrophic cases, increased maternity costs in Michigan and Washington, and increased outpatient costs.

Sequentially, the medical care ratio decreased to 86.1% in the third quarter of 2005 from 91.9% in the second quarter of 2005. During the second quarter of 2005, we recorded expenses of approximately $13.4 million related to adverse out-of-period claims development relating primarily to the first quarter of 2005. We believe that the recorded medical claims and benefit payable at June 30, 2005 and September 30, 2005 is adequate. However, actual experience could differ significantly from current estimates. Any differences will be recorded in the period in which they occur.

We have and continue to implement short-term and long-term initiatives to better control medical costs, including partnering with cost effective providers, strengthening medical management, enhancing utilization and cost analysis, seeking appropriate compensation, finding the right programs for members and improving the payment process.

In addition, medical care costs for the quarter ended September 30, 2005 included a charge of $0.3 million for expected settlement of claims disputes with certain hospital providers.

Salary, General and Administrative Expenses

SG&A expenses were $47.0 million for the third quarter of 2005, representing 11.0% of total revenue, as compared with $26.6 million, or 8.1% of total revenue, for the third quarter of 2004. SG&A expenses excluding premium taxes (Core SG&A) were 7.4% of total revenue in the third quarter of 2005, as compared with 5.9% in the third quarter of 2004. The increase in Core SG&A in the third quarter was due to: administrative expenses associated with our development of the Medicare Advantage Special Needs Plans; administrative costs associated with Indiana, Ohio, and Texas start-ups; and investments in infrastructure.

Premium taxes as a percent of total revenue increased to 3.6% in the quarter ended September 30, 2005 from 2.2% in the prior year quarter due to the implementation of premium taxes in California beginning July 1, 2005.

Interest expense

Interest expense increased to $0.6 million for the three month period ended September 30, 2005 from $0.3 million for the same period in 2004 due to increases in debt balances.

Depreciation and Amortization

Depreciation and amortization expense for the quarter ended September 30, 2005 increased to $4.1 million from $2.6 million for the same period of the prior year. Increased amortization expense due to acquisitions in Michigan in the fourth quarter of last year and in California in June of this year contributed $0.7 million to the increase in deprecation and amortization. Depreciation increased as the result of investment in infrastructure, principally at our corporate offices. On a sequential basis, amortization of the California acquisition increased depreciation and amortization by $0.4 million.

Income Taxes

Income tax expense was approximately $3.5 million in the third quarter of 2005 as compared to an expense of $8.4 million in the third quarter of 2004. The effective tax rate for the third quarter of 2005 was 33.9% as compared with an effective tax rate of 33.7% for the third quarter of 2004.

The effective tax rate for the third quarter of 2005 was less than the 38.0% effective rate normally expected due to an increase in that portion of net income earned by our subsidiaries that are not subject to state income tax, coupled with larger than anticipated economic development credits in California.

Nine months ended September 30, 2005 Compared to nine months ended September 30, 2004

Net Income

Net income for the nine months ended September 30, 2005 was $16.9 million, or $0.60 per diluted share, compared with $39.5 million, or $1.45 per diluted share, for the nine months ended September 30, 2004. The decrease in net income was primarily the result of an increase in our medical care ratio.

Premium Revenue

Premium revenue for the nine months ended September 30, 2005 was $1,217.4 million, representing an increase of $423.3 million, or 53.3%, over premium revenue of $794.1 million for the same period of 2004. Membership growth, principally due to acquisitions, is the primary source of increase in premium revenue for the nine months ended September 30, 2005.

Other Operating Revenue

Other operating revenue was $2.7 million for the nine months ended September 30, 2005 and $2.9 million for the nine months ended September 30, 2004. Other operating revenue consists primarily of fee-for-service revenue generated by our clinics in California; savings sharing revenues in Utah and California, where we receive additional incentive payments from those states if medical costs are less than prescribed amounts; and certain ancillary revenues in New Mexico. The decline in other operating revenue for the nine months ended September 30, 2005 is primarily a result of a reduction in savings sharing revenue for our Utah HMO and the discontinuation of services related to ancillary revenues in our New Mexico HMO as of July 1, 2005.

Investment Income

Investment income for the nine months ended September 30, 2005 increased to $6.8 million from $2.9 million for the same period of 2004, an increase of 137.9%, principally as a result of larger invested balances as well as higher rates of return.

Medical Care Costs

The medical care ratio increased to 87.6% in the nine-months ended September 30, 2005 from 84.0% in the same period of 2004. Medical care costs increased in absolute terms to $1,069.2 million in the nine months ended September 30, 2005 from $669.8 million in the same period of 2004. We have experienced higher medical care costs in the nine months ended September 30, 2005 as compared to the same period of the prior year, primarily, as a result of increased hospital costs, increased costs from catastrophic cases, increased maternity costs in Michigan and Washington, and increased outpatient costs.

The medical care ratio for the nine months ended September 30, 2005 was also adversely impacted by a $2.1 million charge related to anticipated settlement of certain claims made against us by various hospitals. These claims seek additional or first-time reimbursement for services ostensibly provided to our members that purported were not paid or were underpaid by us. The claims made by these hospitals involve issues of contract compliance, interpretation, payment methodology and intent. These claims extend to services provided over a number of years.

Salary, General and Administrative Expenses

SG&A expenses were $117.6 million for the nine-months ended September 30, 2005, representing 9.6% of total revenue, as compared with $62.9 million, or 7.9% of total revenue, for the nine-months ended September 30, 2004. Core SG&A expenses increased to 6.7% from 6.1% of total revenue in the nine-months ended September 30, 2005, as compared with the same period in 2004. Core SG&A as a percentage of revenue increased for the nine months ended September 30, 2005 when compared to the same period of 2004 as a result of infrastructure investments noted above.

Premium taxes as a percent of total revenue for the nine months ended September 30, 2005 increased to 2.9% from 1.8% in the prior year period primarily due to assessment of premium taxes in California beginning July 1, 2005.

Other Income and Expense

Other expense recorded for the nine months ended September 30, 2005 of $0.4 million consists of a charge for the write-off of costs associated with a registration statement filed during the second quarter of 2005. Other income for the nine months ended September 30, 2004 included $1.2 million in income arising from the termination in the first quarter of 2004 of a split-dollar life insurance arrangement between the Company and a related party.

Loss contract charge

In connection with the sale by our New Mexico HMO of certain commercial employer group contracts to another health plan in August 1, 2004, our New Mexico HMO entered into a transition services agreement (the TSA). The TSA requires that the New Mexico HMO to provide certain administrative services in support of the commercial membership through the date of each member group’s renewal. In exchange for those services, the New Mexico HMO is compensated by the buyer at a specific amount per member per month. We anticipated that from the second quarter of 2005 the New Mexico HMO will continue to provide services under the TSA through year-end at a net cost of $0.9 million and we recorded a loss contract charge for that amount as of June 30, 2005.

Interest Expense

Interest expense increased to $1.3 million for the nine months ended September 30, 2005 from $0.8 million for the same period of 2004 due to an increased debt balance.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2005 increased to $10.9 million from $5.9 million for the same period of the prior year. Amortization expense increased by $3.0 million as a result of our acquisitions in Washington, New Mexico, Michigan and California. Depreciation increased as the result of investment in infrastructure, principally at our corporate offices.

Income Taxes

Income tax expense decreased to $9.7 million in the nine months ended September 30, 2005 from $22.1 million in the prior year period. The decrease in income tax expense is due to the decline in operating profit. Our effective tax rate was 36.4% for the nine months ended September 30, 2005, as compared to 35.9% for the nine months ended September 30, 2004. The increase arose due to fewer economic development credits available in California for the nine months ended September 30, 2005 as compared to the same period of the prior year.

The effective tax rate for the nine months ended September 30, 2005 was less than normally expected due to an increase in that portion of net income earned by our subsidiaries that are not subject to state income tax, coupled with larger than anticipated economic development credits in California.

Liquidity and Capital Resources

We generate cash from premium revenue, services provided on a fee-for-service basis at our clinics and investment income. Our primary uses of cash include the payment of expenses related to medical care services and SG&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. As of September 30, 2005, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. At September 30, 2005, our investments (all of which are classified as current assets) consisted solely of investment grade debt securities with a maximum maturity of eight years and an average maturity of three years. Two professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the nine months ended September 30, 2005 and 2004 was approximately 2.8% and 1.4%, respectively.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities.

Net cash provided by operating activities was $62.7 million for the nine months ended September 30, 2005 and $48.8 million for the nine months ended September 30, 2004. The increase in net cash provided by operations for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004 was due to the following factors:

•	changes in medical claims liabilities (a source of $39.1 million in the nine months ended September 30, 2005 compared to $2.2 million in the nine months ended September 30, 2004);

•	decreases in accounts receivable balances (a source of $1.9 million in the nine months ended September 30, 2005 compared to a use of $3.1 million in the nine months ended September 30, 2004);

•	increases in depreciation and amortization expense ($5.0 million higher in the nine months ended September 30, 2005); and

•	aggregate changes in other miscellaneous working capital accounts, excluding taxes, (a source of $7.4 million in the nine months ended September 30, 2005 compared to a source of $4.8 million in the nine months ended September 30, 2004).

These factors were offset in part by the following factors:

•	a decrease in net income of $22.6 million for the nine months ended September 30, 2005 as compared to the same period of 2004; and

•	increases in taxes receivable of $13.5 million due for the nine months ended September 30, 2005 compared to a reduction in taxes payable of $0.5 million for the same period of 2004.

At September 30, 2005, we had working capital of $187.0 million as compared to $202.2 million at December 31, 2004. At September 30, 2005 and December 31, 2004, cash, cash equivalents and investments (all classified as current assets) were $333.0 million and $316.6 million, respectively.

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

The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which vary from state to state, have been adopted in Indiana, Michigan, Utah and Washington. While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not adopted RBC rules and has not given notice of any intention to do so. The RBC rules, if adopted by California, may increase the minimum capital required by that state.

As of September 30, 2005, our HMOs had aggregate statutory capital and surplus of approximately $157.3 million, compared with the required minimum aggregate statutory capital and surplus of approximately $104.7 million. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2005. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

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

For the five months of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date based on historical payment patterns. The following table reflects the change in our estimate of claims liability as of September 30, 2005 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding September 30, 2005 by the percentages indicated. A reduction in the completion factor results in an increase in medical liabilities. Our Utah HMO is excluded from these calculations, as the majority of its business is conducted under a cost reimbursement contract. Dollar amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$17,646
(2)%	11,764
(1)%	5,882
1%	(5,882)
2%	(11,764)
3%	(17,646)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim. For these months of service, we estimate our claims liability based upon trended per member per month (PMPM) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following table reflects the change in our estimate of claims liability as of September 30, 2005 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical liabilities. Our Utah HMO is excluded from these calculations, as the majority of its business is conducted under a cost reimbursement contract. Dollar amounts are in thousands.

Increase (Decrease) in Trended Per Member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$(9,132)
(2)%	(6,088)
(1)%	(3,044)
1%	3,044
2%	6,088
3%	9,132

Assuming a hypothetical 1% change in both completion factors and PMPM cost estimates from those used in our calculation of IBNR at September 30, 2005 net income for the nine months ended September 30, 2005 would increase or decrease by approximately $1.8 million, or $0.06 per diluted share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the nine months ended September 30, 2005 and 2004. Dollar amounts are in thousands.

	Nine months ended September 30,
	2005	2004
Balances at beginning of period	$160,210	$105,540
Components of medical care costs related to:
Current year	1,071,500	676,118
Prior years	(2,284)	(6,335)

Total medical care costs	1,069,216	669,783
Payments for medical care costs related to:
Current year	880,713	548,788
Prior years	149,399	89,219

Total paid	1,030,112	638,007

Balances at end of period	$199,314	$137,316

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

As of September 30, 2005, we had cash and cash equivalents of $223.5million, investments of $109.5 million and restricted investments of $11.4 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. At September 30, 2005, our investments (all of which are classified as current assets) consisted solely of investment grade debt securities with a maximum maturity of eight years and an average maturity of three years. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. Declines in interest rates over time will reduce our investment income.

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

Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired our common stock between November 3, 2004 and July 20, 2005 (collectively, the “Federal Actions”). The Federal Actions purport to allege claims against Molina Healthcare, Inc., J. Mario Molina, and John C. Molina, and other officers, directors and employees for alleged violations of the Securities Exchange Act of 1934 arising from the Company’s issuance and subsequent revision of its earnings guidance for the 2005 fiscal year. The Federal Actions have been consolidated into a single action, Case No. CV 05-5460 SJO (SHx), and two motions are currently pending for appointment as lead plaintiff. The Federal Actions are in the early stages, and no prediction can be made as to their outcome. We believe the Federal Actions are without merit and intend to defend against them vigorously.

On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. BC337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of Molina Healthcare, Inc. against certain directors and officers for breach of fiduciary duty, breach of the duty of loyalty, and gross negligence in connection with the Company’s issuance and subsequent revision of its earnings guidance for the 2005 fiscal year. Molina and the individual defendants have filed a demurrer to the complaint on a number of grounds, including plaintiff’s failure to make a demand on the Company’s board prior to initiating the Derivative Action, and have filed a motion to stay the proceedings while the Federal Actions are pending. These motions have not yet been determined by the court. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

Item 6.	Exhibits

Exhibit No.	Title

10.1	Contract Amendment effective as of July 1, 2005 between Molina Healthcare of Utah and the Utah Department of Health.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated: November 7, 2005	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 7, 2005	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Executive Vice President, Financial Affairs,
Chief Financial Officer and Treasurer
(Principal Financial Officer)