Form 10-K
period 2005-12-31
MOLINA HEALTHCARE INC
filed 2006-03-15
CIK 1179929

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark	One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-31719

MOLINA HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4204626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Golden Shore Drive, Long Beach, California 90802

(Address of principal executive offices)

(562) 435-3666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 Par Value	New York Stock Exchange
Title of class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2005, the last business day of our most recently completed second fiscal quarter, was approximately $501,073,214 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on such date).

As of March 13, 2006, approximately 27,904,860 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 3, 2006 are incorporated by reference into Part III of this Form 10-K.

MOLINA HEALTHCARE, INC.

Form 10-K

PART I

Item 1: Business

Overview

We are a multi-state managed care organization that arranges for the delivery of health care services to persons eligible to receive health care benefits through government-sponsored programs for low-income families and individuals, such as Medicaid and the State Children’s Health Insurance Program, or SCHIP. Commencing in January 2006, we began to serve a very small number of our dual eligible members under both the Medicaid and the Medicare programs. We currently have health plans in California, Indiana, Michigan, New Mexico, Ohio, Utah, and Washington that are operated by our corporate subsidiaries licensed as health maintenance organizations, or HMOs, in each of these states. We also operate 21 company-owned primary care clinics in California. Our HMOs are generally paid by the relevant state Medicaid authority a predetermined capitated amount per member per month. The HMO, in turn, arranges for the provision of health care services for its members by contracting with health care providers that include independent physicians and groups, hospitals, ancillary providers, and in California, our own clinics. As of December 31, 2005, approximately 893,000 members were enrolled in our health plans.

Dr. C. David Molina founded our company in 1980 under the name Molina Medical Centers as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1999, we were incorporated in California as the parent company of our health plan subsidiaries under the name American Family Care, Inc. In March 2000, we changed our name to Molina Healthcare, Inc. On June 26, 2003, we reincorporated from California into Delaware. In July 2003, we completed our initial public offering of common stock, and our shares became listed for trading on the New York Stock Exchange.

We have grown by taking advantage of attractive expansion opportunities, usually involving either the acquisition or the start-up of health plans. We established our Utah health plan in 1997 as a start-up operation, and later acquired health plans in Michigan, Washington, and New Mexico. During 2005, our start-up health plans in Indiana and Ohio accepted their first members. We have licensed a health plan in Texas, where we expect to begin serving members in late 2006.

Our members have distinct social and medical needs and come from diverse cultural, ethnic, and linguistic backgrounds. From our inception, we have focused on working with government agencies to serve low-income populations. Our success has resulted from our expertise in working with government agencies, our extensive experience with meeting the needs of our members, our over 25 years of owning and operating primary care clinics, our cultural and linguistic expertise, and our focus on operational and administrative efficiency.

Our principal executive offices are located at One Golden Shore Drive, Long Beach, California 90802, and our telephone number is (562) 435-3666. Our website is www.molinahealthcare.com. Information contained on our website or linked to our website is not incorporated by reference into, or as part of, this annual report.

Our Industry

Medicaid and SCHIP. Medicaid provides health care coverage to low-income families and individuals. Each state establishes its own eligibility standards, benefit packages, payment rates, and program administration within federal guidelines. SCHIP is a matching program that provides health care coverage to children not otherwise covered by Medicaid or other insurance programs. States have the option of administering SCHIP through their Medicaid programs.

The state and federal governments jointly finance Medicaid and SCHIP through a matching program in which the federal government pays a percentage based on the average per capita income in each state. Typically, this percentage match is at least 50%. Federal payments for Medicaid have no set dollar ceiling and are limited only by the amount states are willing to spend. Nevertheless, budgetary constraints at both the federal and state levels may limit the benefits paid and the number of members served by Medicaid. State and local governments pay the share of Medicaid costs not paid for by the federal government.

Special Needs Plans to Serve the Dual Eligible Population. Consistent with our historical mission of serving low-income and medically underserved families and individuals, on January 1, 2006, our health plans in California, Michigan, Utah, and Washington began operating Medicare Advantage Special Needs Plans in their respective states. The Medicare Modernization Act of 2003 created a new type of Medicare Advantage coordinated care plan focused on individuals with special needs, such as those Medicare beneficiaries who are also eligible for Medicaid, are institutionalized, or have severe or disabling chronic conditions. The plans organized to provide services to these “special needs individuals” are called Special Needs Plans, or SNPs. The Molina Healthcare SNPs will initially focus on serving only the dual eligible population—that is, those beneficiaries eligible for both Medicare and Medicaid. We intend to use our Medicare Advantage SNPs as a platform for ongoing discussions with state and federal regulators regarding the integration of Medicare and Medicaid benefits in order to provide a single point of access and accountability for care and services.

Other Government Programs for Low Income Individuals. In certain instances, states have elected to provide medical benefits to individuals and families who do not qualify for Medicaid. Such programs are often administered in a manner similar to Medicaid and SCHIP, but without federal matching funds. At December 31, 2005, our Washington HMO served approximately 25,000 such members under one such program, that state’s Basic Health Plan.

Medicaid Managed Care. The Medicaid members we serve generally represent diverse cultures and ethnicities. Many have had limited educational opportunities and do not speak English as their first language. Lack of adequate transportation is common.

Under traditional Medicaid programs, health care services are made available to beneficiaries in an uncoordinated manner. These individuals typically have minimal access to preventive care such as immunizations, and access to primary care physicians is limited. As a consequence, treatment is often postponed until medical conditions become more severe, leading to higher utilization of costly emergency room services. In addition, providers are paid on a fee-for-service basis and lack incentives to monitor utilization and control costs.

In an effort to improve quality and provide more uniform and more cost-effective care, most states have implemented Medicaid managed care programs. Such programs seek to improve access to coordinated health care services, including preventive care, and to control health care costs. Under Medicaid managed care programs, a health plan receives a predetermined payment per enrollee or member for the covered health care services. The health plan, in turn, arranges for the provision of the covered health care services by contracting with a network of providers, including both physicians and hospitals, who agree to provide the covered services to our members. The health plan also monitors quality of care and implements preventive programs, thereby striving to improve access to care while more effectively controlling costs.

Over the past decade, the federal government has expanded the ability of state Medicaid agencies to explore and, in many cases, to mandate the use of managed care for Medicaid beneficiaries. If Medicaid managed care is not mandatory, individuals entitled to Medicaid may choose either the fee-for-service Medicaid program or a managed care plan, if available. All states in which we operate have mandatory Medicaid managed care programs.

Our Approach

We focus on serving low-income families and individuals who receive health care benefits through government-sponsored programs within a managed care model. We believe we are well-positioned to capitalize on the growth opportunities in our markets. Our approach to managed care is based on the following key attributes:

Experience. For over 25 years we have focused on serving Medicaid beneficiaries as both a health plan and as a provider. In that time we have developed and forged strong relationships with the constituents whom we serve—members, providers, and government agencies. Our ability to deliver quality care and to establish and maintain provider networks, as well as our administrative efficiency, has allowed us to compete successfully for government contracts. We have a strong record of obtaining and renewing contracts and have developed significant expertise as a government contractor.

Administrative Efficiency. We have centralized and standardized various functions and practices across all of our health plans to increase administrative efficiency. The steps we have taken include centralizing claims processing and information services onto a single platform. We have standardized medical management programs, pharmacy benefits management contracts, and health education. As a result, we believe our administrative efficiency is now among the best in our industry. In addition, we have designed our administrative and operational infrastructure to be scalable for rapid and cost-effective expansion into new and existing markets.

Proven Expansion Capability. We have successfully replicated our business model through the acquisition of health plans, the start-up development of new operations, and the transition of members from other health plans. The integration of our New Mexico acquisition demonstrated our ability to integrate stand-alone acquisitions. The establishment of our health plans in Indiana, Ohio, and Utah reflects our ability to replicate our business model in new states, while contract acquisitions in California, Michigan, and Washington have demonstrated our ability to acquire and successfully integrate existing health plan operations into our business model.

Flexible Care Delivery Systems. Our systems for delivery of health care services are diverse and readily adaptable to different markets and changing conditions. We arrange health care services through contracts with providers that include independent physicians and medical groups, hospitals, ancillary providers, and in California, our own clinics. Our systems support multiple contracting models, such as fee-for-service, capitation, per diem, case rates, and diagnostic related groups, or DRGs. Our provider network strategy is to contract with providers that are best-suited, based on expertise, proximity, cultural sensitivity, and experience, to provide services to the members we serve.

We operate 21 company-owned primary care clinics in California. Our clinics are profitable, requiring low capital expenditures and minimal start-up time. We believe that our clinics serve an important role in providing certain communities with access to primary care and providing us with insights into physician practice patterns, first-hand knowledge of the needs of our members, and a platform to pilot new programs.

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

Proven Medical Management. We believe that our experience as a health care provider has helped us to improve medical outcomes for our members while at the same time enhancing the cost-effectiveness of care. We carefully monitor day-to-day medical management in order to provide appropriate care to our members, contain costs, and ensure an efficient delivery network. We have developed disease management and health education programs that address the particular health care needs of our members. We have established pharmacy management programs and policies that have allowed us to manage our pharmaceutical costs effectively. For example, our staff pharmacists educate our providers on the use of generic drugs rather than brand drugs.

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

Increase our membership. We have grown our membership through a combination of acquisitions and internal growth. Increasing our membership provides the opportunity to grow and diversify our revenues, increase profits, enhance economies of scale, and strengthen our relationships with providers and government agencies. We will continue to seek to grow our membership by expanding within existing markets and entering new markets.

•	Expand within existing markets. We expect to grow in existing markets by expanding our service areas and provider networks, increasing awareness of the Molina brand name, maintaining positive provider relationships, and integrating members from other health plans.

•	Enter new markets. We intend to enter new markets by acquiring existing businesses or building our own operations. We will focus our expansion on markets with competitive provider communities, supportive regulatory environments, significant size and, where possible, mandated Medicaid managed care enrollment.

Provide quality cost-effective care. We will use our information systems, strong provider networks, growing market share, and first-hand provider experience to further develop and utilize effective medical management and other programs that address the distinct needs of our members. While improving the quality of care, these programs also facilitate the cost-effective delivery of that care.

Leverage operational efficiencies. Our centralized administrative infrastructure, flexible information systems, and dedication to controlling administrative costs provide economies of scale. Our administrative infrastructure has significant expansion capacity, allowing us to integrate new members and expand in new and existing markets.

Our Health Plans

As of December 31, 2005, our operating health plans were located in California, Indiana, Michigan, New Mexico, Ohio, Utah, and Washington. Our Indiana HMO commenced operations in April 2005. Our Ohio HMO commenced operations in December 2005. We have also recently established a start-up operation in Texas, where our HMO-licensed subsidiary plans to begin serving members in late 2006. An overview of our health plans and their governmental program contracts with the relevant state authority as of December 31, 2005 is provided below:

State	Expiration Date	Contract Description or Covered Program
California	3-31-06(1)	Subcontract with Health Net for services to Medi-Cal members under Health Net’s Los Angeles County Two-Plan Model Medi-Cal contract with the California Department of Health Services (DHS).

California	12-31-06	Medi-Cal contract for Sacramento Geographic Managed Care Program with California Department of Health Services (DHS).

California	3-31-07	Two Plan Model Medi-Cal contract for Riverside and San Bernardino Counties (Inland Empire) with California Department of Health Services (DHS).

California	6-30-07	Aid to Infants and Mothers (AIM) contract with California Managed Risk Medical Insurance Board (MRMIB).

California	12-31-07	Medi-Cal contract for San Diego Geographic Managed Care Program with California Department of Health Services (DHS).

California	6-30-08	Healthy Families contract (California’s SCHIP program) with California Managed Risk Medical Insurance Board (MRMIB).

Indiana	12-31-06	Medicaid contract, including SCHIP, with the Indiana Office of Medicaid Policy and Planning, and the Office of the Children’s Health Insurance Program.

Michigan	9-30-06	Medicaid contract with state of Michigan.

New Mexico	6-30-09	Medicaid Salud! Managed Care Program contract (including SCHIP) with New Mexico Human Services Department (HSD).

New Mexico	6-30-09	State Coverage Initiative (SCI) contract with New Mexico Human Services Department (HSD).

Ohio	6-30-06	Medicaid contract with Ohio Department of Job and Family Services (ODJFS).

Utah	6-30-06	Medicaid contract with Utah Department of Health.

Utah	6-30-06	CHIP contract (Utah’s SCHIP Program) with Utah Department of Health.

Washington	12-31-06	Basic Health Plan and Basic Health Plus Programs contract with Washington State Health Care Authority (HCA).

Washington	12-31-07	Healthy Options Program (including Medicaid and SCHIP) contract with State of Washington Department of Social and Health Services.

Washington	12-31-06	Washington Medicaid Integration Partnership (WMIP) Pilot Program contract with Washington Department of Social and Health Services.

(1)	The California Department of Health Services has previously announced its intent to renew its Medicaid contract with Health Net for Los Angeles County for a term of five years and, upon information and belief, is currently in the process of doing so.

Our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts.

Our contracts with state and local governments determine the type and scope of health care services that we arrange for our members. Generally, our contracts require us to arrange for preventive care, office visits, inpatient and outpatient hospital and medical services, and pharmacy benefits. We are usually paid a negotiated amount per member per month, with the amount varying from contract to contract. Generally, that amount is higher in states where we are required to offer more extensive health benefits. We are also paid an additional amount for each newborn delivery in Indiana, Michigan, New Mexico, and Washington. Since July 1, 2002, our Utah health plan has been reimbursed by the state for all medical costs incurred by Utah Medicaid members plus a 9% administrative fee. In general, either party may terminate our state contracts with or without cause upon 30 days to nine months prior written notice. In addition, most of these contracts contain renewal options that are exercisable by the state.

California. Molina Healthcare of California, our California HMO, has the third largest enrollment of Medicaid beneficiaries among non-governmental health plans in the state, with 321,000 total members at December 31, 2005. We arrange health care services for our members either as a direct contractor to the state or through subcontracts with other health plans. Our plan serves the counties of Los Angeles, Riverside, San Bernardino, San Diego, Sacramento, and Yolo. Our Medi-Cal members in Los Angeles County are served pursuant to a subcontract we have entered into with Health Net, with Health Net in turn contracting with the state.

Washington. Molina Healthcare of Washington, Inc., our Washington HMO, is the largest Medicaid managed care health plan in the state, with 285,000 members at December 31, 2005. We serve members in 33 of the state’s 39 counties.

Michigan. Molina Healthcare of Michigan, Inc., our Michigan HMO, is the largest Medicaid managed care health plan in the state with 144,000 members at December 31, 2005. It recently announced its agreement to acquire CAPE Health Plan which, as of March 1, 2006, had approximately 88,000 Medicaid members. Our Michigan HMO serves 39 counties throughout Michigan, including the Detroit metropolitan area.

Utah. Molina Healthcare of Utah, Inc., our Utah HMO, is the largest non-governmental Medicaid managed care health plan in Utah, serving 59,000 members as of December 31, 2005. Our Utah HMO serves 25 of 29 counties in the state, including the Salt Lake City metropolitan area.

New Mexico. As of December 31, 2005, our New Mexico HMO served 60,000 members. Our New Mexico HMO serves members in all of New Mexico’s 33 counties.

Indiana. As of December 31, 2005, our Indiana HMO served 24,000 members. Our Indiana HMO serves members in 87 of the state’s 92 counties. Our Indiana HMO became operational on April 1, 2005.

Ohio. Our Ohio HMO became operational on December 1, 2005. As of December 31, 2005 our Ohio HMO served fewer than 250 members. However, we expect our Ohio HMO membership to grow significantly in 2006.

Provider Networks

We arrange health care services for our members through contracts with providers that include independent physicians and groups, hospitals, ancillary providers, and our own clinics. Our strategy is to contract with providers in those geographic areas and medical specialties necessary to meet the needs of our members. We also strive to ensure that our providers have the appropriate cultural and linguistic experience and skills.

The following table shows the total approximate number of primary care physicians, specialists, and hospitals participating in our network as of December 31, 2005:

	California	Indiana	Michigan	New Mexico	Ohio	Utah	Washington	Total
Primary care physicians	2,725	172	1,485	1,497	173	903	2,482	9,437
Specialists	6,862	631	2,536	6,743	1,027	1,101	5,597	24,497
Hospitals	96	12	43	59	12	35	81	338

Physicians. We contract with primary care physicians, medical groups, specialists, and independent practice associations. Primary care physicians provide office-based primary care services. Primary care physicians may be paid under capitation or fee-for-service contracts and may receive additional compensation by providing certain preventive services. Our specialists care for patients for a specific episode or condition, usually upon referral from a primary care physician, and are usually compensated on a fee-for-service basis. Our most frequently utilized specialists are obstetricians/gynecologists, ear, nose and throat specialists, and orthopedic surgeons. When we contract with groups of physicians on a capitated basis, we monitor their solvency.

Hospitals. We generally contract with hospitals that have significant experience dealing with the medical needs of the Medicaid population. We reimburse hospitals under a variety of payment methods, including fee-for-service, per diems, diagnostic-related groups or DRGs, capitation, and case rates.

Primary Care Clinics. Our California HMO operates 21 company-owned primary care clinics in California staffed by physicians, physician assistants, and nurse practitioners. In 2005, these clinics provided services to approximately 37,000 of our California enrollees. Additionally, during 2005 our clinics received approximately 53,000 patient visits from non-members. These clinics are located in neighborhoods where our members reside, and provide us a first-hand opportunity to understand the special needs of our members. The clinics assist us in developing and implementing community education, disease management, and other programs. The clinics also give us direct clinic management experience that enables us to better understand the needs of our contracted providers.

Medical Management

Our experience in medical management extends back to our roots as a provider organization. Primary care physicians are the focal point of the delivery of health care to our members, providing routine and preventive care, coordinating referrals to specialists, and assessing the need for hospital care. This model has proven to be an effective method for coordinating medical care for our members. The underlying challenge we face is to coordinate health care so that our members receive timely and appropriate care from the right provider at the correct cost. In support of this goal, and to ensure medical management consistency among our various state health plans, we expanded our corporate medical management efforts during 2005.

We seek to ensure quality care for our members on a cost-effective basis by continuously evaluating certain key medical management and cost control levers. These key levers are utilization management, case and health management, claims payout management, and provider network and contract management.

Utilization Management. We continuously review utilization patterns with the intent to optimize quality of care and ensure that only appropriate services are rendered in the most cost-effective manner. Utilization management, along with our other levers of medical management and cost control, is now supported by a centralized corporate medical informatics function which utilizes third-party software and data warehousing tools to convert data into actionable information. We are in the process of developing a predictive modeling capability that will support a more proactive case and health management approach both for us and for our affiliated physicians. We are also developing a provider profiling capability to supply network physicians with information and tools to assist them in making appropriate, cost-effective referrals for specialty and hospital care. Provider profiling seeks to accomplish this aim by furnishing physicians and facilities with information about their own performance relative to national standards and to their peers.

Case and Health Management. We seek to encourage quality, cost-effective care through a variety of case and health management programs, including disease management programs, educational programs, and pharmacy management programs.

Disease Management Programs. We develop specialized disease management programs that address the particular health care needs of our members. motherhood matters!sm is a comprehensive program designed to improve pregnancy outcomes and enhance member satisfaction. breathe with ease!sm is a multi-disciplinary disease management program that provides intensive health education resources and case management services to assist physicians caring for asthmatic members between the ages of three and fifteen. Healthy Living with Diabetessm is a diabetes disease management program. “Heart Health Living” is a cardiovascular disease management program for members who have suffered from congestive heart failure, angina, heart attack, or high blood pressure.

Educational Programs. Educational programs are an important aspect of our approach to health care delivery. These programs are designed to increase awareness of various diseases, conditions, and methods of prevention in a manner that supports our providers while meeting the unique needs of our members. For example, we provide our members with information to guide them through various episodes of care. This information, which is available in Spanish, Vietnamese, and English, is designed to educate parents on the use of primary care physicians, emergency rooms, and nurse call centers.

Pharmacy Management Programs. Our pharmacy management programs focus on physician education regarding appropriate medication utilization and encouraging the use of generic medications. Our pharmacists and medical directors work with our pharmacy benefits manager to maintain a formulary that promotes both improved patient care and generic drug use. We employ full-time pharmacists and pharmacy technicians who work with physicians to educate them on the uses of specific drugs, the implementation of best practices, and the importance of cost-effective care. This has resulted in a 99% generic utilization rate when a generic alternative is available in our drug formulary (and an overall generic utilization rate of approximately 75%), while at the same time enhancing our quality of care.

Claims Payout Management. We utilize both third-party and in-house resources to monitor claims payment patterns for indications of erroneous billing and coding, unauthorized services, and non-standard provider practice patterns. We also seek to maintain consistent policies and practices for claims payment to the extent that state regulations allow us to do so.

Network and Contract Management. The quality, depth, and scope of our provider network is essential if we are to ensure quality, cost-effective care for our members. In partnering with quality, cost-effective providers, we utilize clinical and financial information derived by our medical informatics function, as well as the experience we have gained in serving Medicaid members for 25 years, to gain insight into the needs of both our members and our providers. As we grow in size, we seek to strengthen our ties with high-quality, cost-effective providers by offering them greater patient volume.

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

The software we use is based on client-server technology and is scalable. The software is flexible, easy to use, and readily allows us to accommodate enrollment growth and new contracts. The open architecture of the system gives us the ability to transfer data from other systems without the need to write a significant amount of computer code, thereby facilitating the integration of new plans and acquisitions.

We have recently revamped our existing corporate website for enhanced usability and visual appeal. The most significant change made to the website is the addition of a secure ePortal. This feature allows providers, members, and trading partners to access individualized data. The ePortal allows the following self-services:

•	Provider Self Services. Providers have the ability to access information regarding their members and claims. Key functionalities include Check Member Eligibility, View Claim, and View/ Submit Authorizations.

•	Member Self Services. Members can access information regarding their personal data, and can perform the following key functionalities: View Benefits, Request New ID Card, Print Temporary ID Card, and Request Change of Address/ PCP.

•	File Exchange Services. Various trading partners—such as service partners, providers, vendors, management companies, and individual IPAs—are able to exchange data files (HIPAA or any other proprietary format) with us using the file exchange functionality.

Best Practices. We continuously seek to promote best practices. Our approach to quality is broad, encompassing traditional medical management and the improvement of our internal operations. We have staff assigned full-time to the development and implementation of a uniform, efficient, and quality-based medical care delivery model for our health plans. These employees coordinate and implement company-wide programs and strategic initiatives such as preparation of the Health Plan Employer Data and Information Set (HEDIS) and accreditation by the National Committee on Quality Assurance, or NCQA. We use measures established by the NCQA in credentialing the physicians in our network. We routinely use peer review to assess the quality of care rendered by providers. At December 31, 2005, five of our seven HMOs were accredited by the NCQA. The remaining two HMOs (Indiana and Ohio) will undergo review as soon as they are eligible for such review.

Claims Processing. We pay at least 90% of properly billed claims within 30 days. Our Long Beach, California headquarters serves as the central processing center for all of our health plan claims.

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

Competition

We operate in a highly competitive environment. The Medicaid managed care industry is fragmented and currently subject to significant changes as a result of business consolidations and new strategic alliances entered into by other managed care organizations. We compete with a large number of national, regional, and local Medicaid service providers, principally on the basis of size, location, and quality of provider network, quality of service, and reputation. Below is a general description of our principal competitors for state contracts, members, and providers:

•	Multi-Product Managed Care Organizations—National and regional managed care organizations that have Medicaid members in addition to members in Medicare and private commercial plans.

•	Medicaid HMOs—National and regional managed care organizations that focus principally on providing health care services to Medicaid beneficiaries, many of which operate in only one city or state.

•	Prepaid Health Plans—Health plans that provide less comprehensive services on an at-risk basis or that provide benefit packages on a non-risk basis.

•	Primary Care Case Management Programs—Programs established by the states through contracts with primary care providers to provide primary care services to Medicaid beneficiaries, as well as to provide limited oversight of other services.

We will continue to face varying levels of competition. Health care reform proposals may cause organizations to enter or exit the market for government sponsored health programs. However, the licensing requirements and bidding and contracting procedures in some states may present partial barriers to entry into our industry.

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

In order to operate a health plan in a given state we must apply for and obtain a certificate of authority or license from that state. Our health plans are licensed to operate as HMOs in California, Indiana, Michigan, New Mexico, Ohio, Utah, Washington, and Texas (to begin operating in late 2006). In those states we are regulated by the agency with responsibility for the oversight of HMOs which, in most cases, is the state department of insurance. In California, however, the agency with responsibility for the oversight of HMOs is the Department of Managed Health Care. Licensing requirements are the same for us as they are for health plans serving commercial or Medicare members. We must demonstrate that our provider network is adequate, that our quality and utilization management processes comply with state requirements, and that we have adequate procedures in place for responding to member and provider complaints and grievances. We must also demonstrate that we can meet requirements for the timely processing of provider claims, and that we can collect and analyze the information needed to manage our quality improvement activities. In addition, we must prove that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.

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

In addition, we are also regulated by each state’s department of health services or the equivalent agency charged with oversight of Medicaid and SCHIP. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

Medicaid. Medicaid was established under the U.S. Social Security Act to provide medical assistance to the poor. Although both the state and federal governments fund it, Medicaid is a state-operated and implemented program. Our contracts with the state Medicaid programs place additional requirements on us. Within broad guidelines established by the federal government, each state:

•	establishes its own member eligibility standards,

•	determines the type, amount, duration, and scope of services,

•	sets the rate of payment for health care services, and

•	administers its own program.

We obtain our Medicaid contracts in different ways. Some states, such as Washington, award contracts to any applicant demonstrating that it meets the state’s requirements. Others, such as California, engage in a competitive bidding process. In all cases, we must demonstrate to the satisfaction of the state Medicaid program that we are able to meet the state’s operational and financial requirements. These requirements are in addition to those required for a license and are targeted to the specific needs of the Medicaid population. For example:

•	We must measure provider access and availability in terms of the time needed to reach the doctor’s office using public transportation;

•	Our quality improvement programs must emphasize member education and outreach and include measures designed to promote utilization of preventive services;

•	We must have linkages with schools, city or county health departments, and other community-based providers of health care, in order to demonstrate our ability to coordinate all of the sources from which our members may receive care;

•	We must be able to meet the needs of the disabled and others with special needs;

•	Our providers and member service representatives must be able to communicate with members who do not speak English or who are deaf; and

•	Our member handbook, newsletters, and other communications must be written at the prescribed reading level, and must be available in languages other than English.

In addition, we must demonstrate that we have the systems required to process enrollment information, to report on care and services provided, and to process claims for payment in a timely fashion. We must also have the financial resources needed to protect the state, our providers, and our members against insolvency.

Once awarded, our contracts generally have terms of one to four years, with renewal options at the discretion of the states. Our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the contracts’ expiration. Our health plans are subject to periodic reporting requirements and comprehensive quality assurance evaluations, and must submit periodic utilization reports and other information to state or county Medicaid authorities. We are not permitted to enroll members directly, and are permitted to market only in accordance with strict guidelines.

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

Employees

As of December 31, 2005, we had approximately 1,500 employees, including physicians, nurses, and administrators. Our employee base is multicultural and reflects the diverse member base we serve. We believe we have good relations with our employees. None of our employees are represented by a union.

Web Site Access to Our Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, are available free of charge on our website, www.molinahealthcare.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information regarding our corporate governance guidelines, code of business conduct and ethics, and information regarding our officers, directors, and board committees (including our Audit, Compensation, and Corporate Governance and Nominating Committee Charters), is available on our website. Such information is also available in print upon the request of any stockholder to our Investor Relations Department at the address of our executive offices set forth above. The information on our website is not incorporated by reference into, or as part of, this report.

Item 1A: Risk Factors

RISK FACTORS

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors described below, as well as other information we include or incorporate by reference in this report and the information in the other reports we file with the SEC. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that may materially affect us.

Our profitability will depend on our ability to accurately predict and effectively manage medical costs.

Our profitability depends, to a significant degree, on our ability to accurately predict and effectively manage medical costs. Historically, our medical care cost ratio, meaning our medical care costs as a percentage of premium and other operating revenue, has fluctuated. Because of the narrow profit margin of our health plan business, relatively small changes in our medical care cost ratio can create significant changes in our financial results, as was shown by our unexpected results in the second quarter of 2005. Factors that may affect our medical care costs include the level of utilization of healthcare services, increases in hospital costs or pharmaceutical costs, an increased incidence or acuity of high dollar claims related to catastrophic illness, increased maternity costs, governmental underfunding of health care programs or services, changes in state eligibility certification methodologies, unexpected patterns in the annual flu season, relatively low levels of hospital and specialty provider competition in certain geographic areas, increases in the cost of pharmaceutical products and services, changes in healthcare regulations and practices, epidemics, new medical technologies, and other external factors such as general economic conditions or inflation. Many of these factors are largely beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health care services. In response to the unexpected increase in medical care costs we identified in the second quarter of 2005, we instituted a number of medical care cost control and monitoring initiatives. However, there can be no assurance that such initiatives will be successful or achieve the intended results. The inability to forecast and manage our medical care costs or to establish and maintain a satisfactory medical care cost ratio could have a material adverse effect on our business, financial condition, or results of operations.

A failure to accurately estimate incurred but not reported medical care costs may negatively impact our results of operations.

Our reserves for claims are estimates of future payments based on various assumptions. We, together with our independent actuaries, estimate our medical claims liabilities prior to their being reported using actuarial methods based on historical data that has been adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services, and other relevant factors. The estimation methods and the resulting reserves are continually monitored, reviewed, and updated, and adjustments, if necessary, are reflected in the period known. Given the uncertainties inherent in such estimates, the actual claims liabilities could differ significantly from the amounts reserved. Our actual results have varied and will continue to vary from our estimates, particularly in times of significant changes in utilization and medical cost trends. If our actual liability for claims payments is higher than estimated, our earnings per share in any particular quarter or annual period could be negatively affected. Our estimates of claims incurred but not reported may be inadequate in the future, which would negatively affect our results of operations. Further, our inability to accurately estimate claims incurred but not reported may also affect our ability to take timely corrective actions, further exacerbating the extent of the negative impact on our results.

Reductions in Medicaid and SCHIP funding could substantially reduce our profitability.

Substantially all of our revenues currently come from state Medicaid and SCHIP premiums. Under these programs, subject to actuarial soundness, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels or increases them by less than the amount by which our costs increase, unlike a commercial plan we are unable to make offsetting adjustments through supplemental premiums or changes in our benefit plan. For instance, it is possible for a state to mandate an increase in the rates payable to the hospitals with which we contract without granting a corresponding increase in premiums paid to us. This occurred to our Michigan HMO with respect to maternity benefits in 2005. Thus, any premium reduction or insufficient premium increase could have a material adverse effect on our business, financial condition, or results of operations.

The premium rates paid by each state to health plans like ours differ depending on a combination of factors, such as upper payment limits established by the federal and state governments, a member’s health status, age, gender, county or region, benefit mix, and member eligibility categories. Future Medicaid premium rate levels may be affected by continued government efforts to contain medical costs, or federal and state budgetary constraints. Changes in Medicaid funding could, for example, reduce the number of persons enrolled in or eligible for Medicaid, reduce the amount of reimbursement or payment levels by the federal or state governments, or increase our administrative or health benefit costs. Additionally, changes could eliminate coverage for certain benefits such as our pharmacy, behavioral health, vision, or other benefits. In some cases, changes in funding could be made retroactive. The federal government and all of the states in which we operate are presently considering proposals and legislation that would implement certain Medicaid reforms or redesigns, reduce reimbursement or payment levels, or reduce the number of persons eligible for Medicaid. Reductions in Medicaid payments at either the federal or state level could reduce our profitability if we are unable to reduce our expenses.

In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government. The final amounts we ultimately receive under government contracts may be different from the amounts we initially recognize in our financial statements.

If our government contracts are not renewed or are terminated, our revenues could be materially reduced.

Our contracts generally run for periods of from one year to four years, and may be successively extended by amendment for additional periods if the relevant state agency so elects. Our current contracts expire on various dates over the next several years. There is no guarantee that our contracts will be renewed or extended. Moreover, when our contracts expire, they may be opened for bidding by competing healthcare providers. For example, in May 2005, the California Department of Health Services (DHS) issued a notice of intent to award the Medi-Cal contracts for San Bernardino and Riverside Counties in 2006 to Blue Cross of California rather than to our California HMO (this notice of intent was later overturned on appeal, and the contract extended for one additional year pending the outcome of additional review by DHS). In addition, all of our contracts may be terminated for cause if we breach a material provision of the contract or violate relevant laws or regulations. Our contracts with the states are also subject to cancellation by the state in the event of unavailability of state or federal funding. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required. In addition, most contracts are terminable without cause. We may face increased competition as other plans attempt to enter our markets through the contracting process. If we are unable to renew, successfully rebid, or compete for any of our government contracts, or if any of our contracts are terminated or renewed on less favorable terms, our business, financial condition, or results of operations could be adversely affected.

Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude in interpreting and applying them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with members and the public. These laws and regulations, and their interpretations, are subject to frequent change. The interpretation of certain contract provisions by our governmental regulators may also change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations, could reduce our profitability by imposing additional capital requirements, increasing our liability, increasing our administrative and other costs, increasing mandated benefits, forcing us to restructure our relationships with providers, or requiring us to implement additional or different programs and systems. Changes in the interpretation of our contracts could also reduce our profitability if we have detrimentally relied on a prior interpretation.

For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996 which mandates that health plans enhance privacy protections for member protected health information. This requires health plans to add, at significant cost, new administrative, information, and security systems to prevent inappropriate release of protected member health information. The requirements for compliance with this law are uncertain and will continue to affect our profitability. The regulations enacting this law also establish significant criminal penalties and civil sanctions for non-compliance, including fines for violations of the regulations by our business associates. Individual states periodically consider adding operational requirements applicable to health plans, often without identifying funding for these requirements. For example, California recently required all health plans to make available to members independent medical review of their claims. This requirement is costly to implement and could affect our profitability.

Recent legislative changes in the Medicare program may also affect our business. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 revised cost-sharing requirements for some beneficiaries and requires states to reimburse the federal Medicare program for costs of prescription drug coverage provided to beneficiaries who are enrolled simultaneously in both the Medicaid and Medicare programs. These changes may reduce the availability of funding for some states’ Medicaid programs, which could adversely affect our growth, operations, and financial performance. The new Medicare prescription drug benefit is interrupting the distribution of prescription drugs to many beneficiaries simultaneously enrolled in both Medicaid and Medicare, prompting several states to pay for prescription drugs on an unbudgeted, emergency basis without any assurance of receiving reimbursement from the federal Medicaid program. These expenses may cause some states to divert funds originally intended for other Medicaid services.

We are subject to various routine and non-routine governmental reviews, audits, and investigations. Violation of the laws governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide managed care services, the suspension or revocation of our licenses, and exclusion from participation in government sponsored health programs, including Medicaid and SCHIP. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, we might suffer a substantial reduction in profitability, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue.

States may only mandate Medicaid enrollment into managed care under federal waivers or demonstrations. Waivers and programs under demonstrations are typically approved for multi-year periods and can be renewed on an ongoing basis if the state applies. We have no control over this renewal process. If a state does not renew its mandated program or the federal government denies the state’s application for renewal, our business would suffer as a result of a likely decrease in membership.

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

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in compromises or breaches of our security systems and client data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations, or make our systems inaccessible to our providers or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations would be negatively impacted by cancellation of contracts and loss of members if they are not prevented.

Difficulties in executing our acquisition strategy could adversely affect our business.

The acquisitions of Medicaid contract rights and other health plans have accounted for a significant amount of our growth. Although we cannot predict with certainty our rate of growth as the result of acquisitions, we believe that acquisitions similar in nature to those we have historically executed will be important to our future growth strategy. Many of the other potential purchasers of these assets have greater financial resources than we have. Also, many of the sellers may insist on selling assets that we do not want, such as commercial lines of business, or may insist on transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us or obtain the necessary financing for these acquisitions. Further, to the extent we complete an acquisition, we may be unable to realize the anticipated benefits from such acquisition because of operational factors or difficulty in integrating the acquisition with our existing business. This may include the integration of:

•	additional employees who are not familiar with our operations,

•	new provider networks, which may operate on terms different from our existing networks,

•	additional members, who may decide to transfer to other health care providers or health plans,

•	disparate information, claims processing, and record keeping systems, and

•	internal controls and accounting policies, including those which require the exercise of judgment and complex estimation processes, such as estimates of claims incurred but not reported, accounting for goodwill, intangible assets, stock-based compensation, and income tax matters.

Also, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions. In the case of an acquisition of a business located in a state in which we do not already operate, we would be required to obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire a new business, we will be required to obtain regulatory approval if, as a result of the acquisition, we will operate in an area of the state in which we did not operate previously. We may be unable to obtain the necessary governmental approvals or comply with these regulatory requirements in a timely manner, if at all. For all of the above reasons, we may not be able to consummate our proposed acquisitions as announced or to sustain our pattern of growth.

Ineffective management of our growth may negatively affect our business, financial condition, or results of operations.

Depending on acquisitions and other opportunities, we expect to continue to grow our membership and to expand into other markets. In fiscal year 2003, we had total revenue of $793.5 million. In fiscal year 2005, we had total revenue of $1.65 billion, an increase of 108% in just two years. Continued rapid growth could place a significant strain on our management and on other resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train, and retain skilled employees, and our ability to implement and improve operational, financial, and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

If we are unable to maintain good relations with the physicians, hospitals, and other providers that we contract with, our profitability could be adversely affected.

We contract with physicians, hospitals, and other providers as a means to assure access to health care services for our members, to manage health care costs and utilization, and to better monitor the quality of care being delivered. In any particular market, providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher health care costs, disruption to provider access for current members or to support growth, or difficulty in meeting regulatory or accreditation requirements.

In some markets, certain providers, particularly hospitals and physician/hospital organizations, may have significant market positions or even monopolies. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts to themselves, our profitability in those areas could be adversely affected.

Some providers that render services to our members are not contracted with our plans. In those cases, there is no pre-established understanding between the provider and the plan about the amount of compensation that is due to the provider. In some states, the amount of compensation is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the plan. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our financial position or results of operations.

Failure to attain profitability in our start-up operations could negatively affect our results of operations.

Start-up costs associated with a new business can be substantial. For example, in order to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, have infrastructure and required systems in place, and demonstrate our ability to obtain a state contract and process claims. Often we are also required to contribute significant capital in order to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties. If we were unsuccessful in obtaining the certificate of authority, winning the bid to provide services, or attracting members in sufficient numbers to cover our costs, any new business of ours would fail. We also could be required by the state to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or to recover our significant start-up costs.

Even if we are successful in establishing a profitable HMO in a new state, increasing membership, revenues, and medical costs will trigger increased mandated net worth requirements which could substantially exceed the net income generated by the HMO. Rapid growth in an existing state will also create increased net worth requirements. In such circumstances we may not be able to fund on a timely basis or at all the increased net worth requirements with our available cash resources. The expenses associated with starting up a health plan in a new state or expanding a health plan in an existing state could have a significant impact on our business, financial condition, and results of operations.

We derive a majority of our premium revenues from operations in a small number of states.

Operations in California, Michigan, New Mexico, Washington, and Utah have accounted for most of our premium revenues to date. If we were unable to continue to operate in each of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or unexpected increase in utilization, general economic conditions, and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate would harm our business.

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

Restrictions and covenants in our credit facility may limit our ability to make certain acquisitions.

We have a credit facility that imposes numerous restrictions and covenants, including prescribed debt coverage ratios, net worth requirements, and acquisition limitations that restrict our financial and operating flexibility, including our ability to make certain acquisitions above specified values and declare dividends without lender approval. As a result of the restrictions and covenants imposed under our credit facility, our growth strategy may be negatively impacted by our inability to act with complete flexibility, or our inability to use our credit facility in the manner intended.

In order to provide liquidity, we have a $180 million five-year senior secured credit facility that matures in March 2010. As of December 31, 2005, no amounts were outstanding under our credit facility. However, at June 30, 2005, we were not in compliance with certain financial ratio covenants under the credit facility which constituted an event of default at that time (such default was subsequently waived). If we are again in default at a time when funds under the credit facility are required to finance an acquisition, or if a proposed acquisition does not satisfy the pro forma financial requirements under our credit facility, we may be unable to use the credit facility in the manner intended. In addition, if we were to draw down on our credit facility, or incur other additional debt in the future, it could have an adverse effect on our business and future operations. For example, it could:

•	require us to dedicate a substantial portion of cash flow from operations to pay principal and interest on our debt, which would reduce funds available to fund future working capital, capital expenditures, and other general operating requirements;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings, and numerous other factors. There can be no assurance that we will be able to refinance our credit facility and obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete, or ability to comply with regulatory requirements.

We are dependent on our executive officers and other key employees.

Our operations are highly dependent on the efforts of our senior executive officers. The loss of their leadership, knowledge, and experience could negatively impact our operations. Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. Our success is also dependent on our ability to hire and retain qualified management, technical, and medical personnel. We may be unsuccessful in recruiting and retaining such personnel which could negatively impact our operations.

We face claims related to litigation which, if resolved unfavorably, could result in substantial monetary damages.

We are subject to a variety of legal actions, including suits for securities fraud, provider disputes, employment related disputes, and breach of contract actions. For example, we and certain of our senior executive officers are defendants in a class action lawsuit for alleged violations of the Securities Exchange Act of 1934 arising out of our announcement of guidance for the 2005 second quarter and fiscal year. The class action is in the early stages, and no prediction can be made as to the outcome. In the event we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer.

In addition, our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. Providers at the primary care clinics we operate in California are employees of our California subsidiary. As a direct employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our subsidiary may experience increased exposure to liability for acts or omissions by our employees and for acts or injuries occurring on our premises. We maintain errors and omissions insurance in the amount of $5 million per occurrence and in aggregate for each policy year, medical malpractice insurance for our clinics in the amount of $1 million per occurrence, and an annual aggregate limit of $3 million, and such other lines of coverage as we believe are reasonable in light of our experience to date. However, this insurance may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us were unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Furthermore, claimants often sue managed care organizations for improper denials or delay of care. Also, Congress, as well as several states, are considering legislation that would permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. If this or similar legislation were enacted, claims of this nature could result in substantial damage awards against us and our providers that could exceed the limits of any applicable medical malpractice insurance coverage. Successful malpractice or tort claims asserted against us, our providers, or our employees could adversely affect our financial condition and profitability.

We cannot predict the outcome of any lawsuit with certainty. While we currently have insurance coverage for some of the potential liabilities relating to litigation, other such liabilities may not be covered by insurance, the insurers could dispute coverage, or the amount of insurance could not be sufficient to cover the damages awarded. In addition, insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level which would result in us effectively self-insuring cases against us.

Although we have established reserves for litigation as we believe appropriate, we cannot assure you that our recorded reserves will be adequate to cover such costs. Therefore, the litigation to which we are subject could have a material adverse effect on our financial condition or results of operations and could prompt us to change our operating procedures.

Negative publicity regarding the managed health care industry could adversely affect our ability to market and sell our products and services.

Managed health care companies have received and continue to receive negative publicity reflecting the public perception of the industry. The managed health care industry has also recently experienced significant merger and acquisition activity, giving rise to speculation and uncertainty regarding the status of companies in our industry. Our marketing efforts may be affected by the amount of negative publicity to which the managed health care industry has been subject, as well as by speculation and uncertainty relating to merger and acquisition activity among companies in our industry. Speculation, uncertainty, or negative publicity about us, our industry, or our business could adversely affect our ability to market our services, require changes to our services, or stimulate additional legislation, regulation, review of industry practices, or private litigation that could adversely affect us.

A pandemic, such as a worldwide outbreak of a new influenza virus, could materially and adversely affect our ability to control health care costs.

An outbreak of a pandemic disease, such as the H5N1 avian flu, could materially and adversely affect our business and operating results. The impact of a flu pandemic on the United States would likely be substantial. Estimates of the contagion and mortality rate of any mutated avian flu virus that can be transmitted from human to human are highly speculative. A significant global outbreak of avian flu among humans could have a material adverse effect on our results of operations and financial condition as a result of increased inpatient and outpatient hospital costs and the cost of anti-viral medication to treat the virus.

The results of our operations could be negatively impacted by both upturns and downturns in general economic conditions.

The number of persons eligible to receive Medicaid benefits has historically increased more rapidly during periods of rising unemployment, corresponding to less favorable general economic conditions. However, during such economic downturns, state and federal tax receipts could decrease, causing states to attempt to cut health care programs, benefits, and rates. If federal or state funding were decreased while our membership was increasing, our results of operations would be negatively affected. Conversely, the number of persons eligible to receive Medicaid benefits may grow more slowly or even decline if economic conditions improve. Therefore, improvements in general economic conditions may cause our membership levels and profitability to decrease, which could lead to decreases in our operating income.

If state regulators do not approve payments of dividends and distributions by our subsidiaries, it may negatively affect our business strategy.

We principally operate through our health plan subsidiaries. These subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. In Indiana, Michigan, New Mexico, Utah, and Washington, our health plans must give thirty days advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. The aggregate amounts our health plan subsidiaries could have paid us at December 31, 2005, 2004, and 2003 without approval of the regulatory authorities were approximately $4.3 million, $27.9 million, and $29.0 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments on amounts drawn under our credit facility.

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

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over our financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our future testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will continue to require that we incur substantial accounting expense and expend significant management time and effort. Moreover, if we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities, which would require additional financial and management resources.

Volatility of our stock price could adversely affect stockholders.

Since our initial public offering in July 2003, the sales price of our common stock has ranged from a low of $20.00 to a high of $53.23. A number of factors will continue to influence the market price of our common stock, including:

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

Our executive officers and directors, in the aggregate, beneficially own approximately 21% of our capital stock, and members of the Molina family (some of whom are also officers or directors), in the aggregate, beneficially own approximately 59% of our capital stock, either directly or in trusts of which members of the Molina family are beneficiaries. In some cases, members of the Molina family are trustees of the trusts. As a result, Molina family members, acting by themselves or together with our officers and directors, have the ability to significantly influence all matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, and any merger, consolidation, or sale of substantially all of our assets. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of ownership in our company could delay, defer, or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of our controlling stockholders may be different from those of our company or our other stockholders, and our controlling stockholders may vote their common stock in a manner that may adversely affect our other stockholders.

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

From time to time in press releases and otherwise, we may publish earnings guidance, forecasts, or other forward-looking statements regarding our future results, including estimated revenues, net earnings, and other operating and financial metrics. Any forecast of our future performance reflects numerous assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. For example, our earnings guidance issued on January 31, 2006 assumes that the membership of our Ohio HMO will grow during 2006 to approximately 70,000 members, an assumption which may prove to be inaccurate. Further, the achievement of any forecast depends on numerous risks and other factors, including those described in this report, many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This report and the documents we incorporate by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. All statements, other than statements of historical facts, that we include in this report and in the documents we incorporate by reference in this report, may be deemed forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make, including the factors discussed above and also the factors included in the documents we incorporate by reference in this report. We wish to caution readers that these factors, among others, could cause our actual results to differ materially from those expressed in our forward-looking statements. In addition, those factors should be considered in conjunction with any discussion of our results of operations herein or in other period reports, as well as in conjunction with all of our press releases, presentations to securities analysts or investors, or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief, or expectation only as of the date thereof. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date on which the forward-looking statement was made.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We lease a total of 40 facilities, including 21 medical clinics in California. We own a 32,000 square-foot office building in Long Beach, California, which serves as our corporate headquarters.

Item 3: Legal Proceedings

Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired our common stock between November 3, 2004 and July 20, 2005. The class action complaints purport to allege claims against Molina Healthcare, Inc., J. Mario Molina, John C. Molina, and other officers, directors, and employees for alleged violations of the Securities Exchange Act of 1934 arising out of our issuance and subsequent revision of earnings guidance for the 2005 fiscal year. The class action complaints have been consolidated into a single consolidated action, Case No. CV 05-5460 GPS (SHx) (the “Class Action”). A lead plaintiff has been appointed in the Class Action, and the deadline to file an Amended and Restated Complaint is March 14, 2006. The Class Action is in the early stages, and no prediction can be made as to the outcome. We believe the Class Action is without merit and intend to defend against it vigorously.

On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of Molina Healthcare, Inc against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, insider trading, and gross negligence in connection with our issuance and subsequent revision of our earnings guidance for the 2005 fiscal year. On February 7, 2006, the state court ordered that the Derivative Action be stayed pending the outcome of the Class Action. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4.5 million involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8.0 million. The parties have agreed to present their arguments in phases. The first phase of the arbitration, comprising approximately $3.0 million of the total demand, concluded in December 2005. At that time, Tenet was awarded approximately $1.7 million by the arbitrator. We paid the award in January 2006. This amount is in addition to approximately $0.33 million we paid earlier in the fourth quarter of 2005 to settle a portion of the claims included in the first phase of the arbitration. The parties are currently conducting the second phase of the arbitration. We believe that the California HMO has meritorious defenses to Tenet’s claims and we intend to vigorously defend this matter. Nevertheless, at December 31, 2005 we have recorded additional expense beyond the amount of $2.03 million discussed above in connection with this matter. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows beyond the liability recorded at December 31, 2005 in connection with this matter.

Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named HMOs participating in the New Mexico Medicaid program as defendants, including the predecessor of the New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery has recently commenced. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6 million in order to indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, approximately $4.5 million remains in the indemnification escrow fund.

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

Item 4: Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

J. Mario Molina, M.D., age 47, has served as President and Chief Executive Officer since succeeding his father and company founder, Dr. C. David Molina, in 1996. He has also served as Chairman of the Board since 1996. Prior to that, he served as Medical Director from 1991 through 1994 and was Vice President responsible for provider contracting and relations, member services, marketing and quality assurance from 1994 to 1996. He earned an M.D. from the University of Southern California and performed his medical internship and residency at the Johns Hopkins Hospital. Dr. Molina is the brother of John C. Molina and M. Martha Bernadett, M.D.

John C. Molina, J.D., age 41, has served as Executive Vice President, Financial Affairs, since 1995, Treasurer since 2002, and Chief Financial Officer since 2003. He also has served as a director since 1994. Mr. Molina has been employed by us for over 25 years in a variety of positions. Mr. Molina is a past president of the California Association of Primary Care Case Management Plans. He earned a Juris Doctorate from the University of Southern California School of Law. Mr. Molina is the brother of J. Mario Molina, M.D. and M. Martha Bernadett, M.D.

Mark L. Andrews, Esq., age 48, has served as Executive Vice President, Legal Affairs and General Counsel since 1998. He also has served as a member of the Executive Committee of our company since 1998. Before joining our company, Mr. Andrews was a partner at Wilke, Fleury, Hoffelt, Gould & Birney of Sacramento, California, where he chaired that firm’s health care and employment law departments and represented Molina as outside counsel from 1994 through 1997. Mr. Andrews holds a Juris Doctorate degree from Hastings College of the Law.

M. Martha Bernadett, M.D., age 42, has served as Executive Vice President, Research and Development since 2002. Dr. Bernadett is the principal investigator on a grant from the Robert Wood Johnson Foundation to improve healthcare access for Latinos. She was formerly responsible for the operation of staff model clinics in California. She earned an M.D. from the University of California, Irvine and an M.B.A. from Pepperdine University. Dr. Bernadett is the sister of J. Mario Molina, M.D. and John C. Molina.

Terry P. Bayer, age 55, was named as our Chief Operating Officer on November 7, 2005. She had formerly served as our Executive Vice President, Health Plan Operations since January 18, 2005. Ms. Bayer has 25 years of healthcare management experience, including staff model clinic administration, provider contracting, managed care operations, disease management, and home care. Prior to joining us, her professional experience included regional responsibility at FHP, Inc. and multi-state responsibility as Regional Vice-President at Maxicare; Partners National Health Plan, a joint venture of Aetna Life Insurance Company and Veterans Health Administration (VHA); and Lincoln National. She has also served as Executive Vice President of Managed Care at Matria Healthcare, President and Chief Operating Officer of Praxis Clinical Services, and as Western Division President of AccentCare. She holds a Juris Doctorate from Stanford University, a Master’s degree in Public Health from the University of California, Berkeley, and a Bachelor’s degree in Communications from Northwestern University.

Dr. William P. Bracciodieta, M.D., M.B.A, age 60, was named as our Chief Medical Officer on June 22, 2005. He is responsible for the medical management of all of our health plan subsidiaries, including oversight of all utilization management, quality improvement, credentialing, pharmacy, and risk management activities. Dr. Bracciodieta has more than 30 years of experience in healthcare services. Prior to joining Molina, he served as the Senior Vice President and Chief Medical Officer for Health Net, Inc.; Senior Vice President and Chief Medical Officer for Trigon Blue Cross Blue Shield; Vice President and Chief Medical Director of Medical Affairs for Humana Inc. in Florida; and Vice President for FHP. Dr. Bracciodieta is an Associate Clinical Professor of Neurology at the University of Southern California School of Medicine. He holds a Bachelor’s degree from Columbia University, a Master of Business Administration degree from Pacific Western University, and a Medical degree from the New York Medical College. He has fellowships from the American College of Medical Quality, the Stroke Council of the American Heart Association, and the American EEG Society.

PART II

I tem 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock became listed on July 2, 2003 on The New York Stock Exchange, Inc. under the symbol “MOH”. Prior to that time, there was no established public trading market for any class of our common equity. The high and low sales prices of our common stock for specified periods are set forth below:

Date Range	High Sales Price	Low Sales Price
2004
First Quarter	$33.45	$23.25
Second Quarter	$39.74	$29.21
Third Quarter	$38.18	$29.79
Fourth Quarter	$49.45	$34.90
2005
First Quarter	$53.23	$42.15
Second Quarter	$47.25	$37.20
Third Quarter	$48.40	$20.00
Fourth Quarter	$28.31	$20.22

As of March 3, 2006, there were approximately 112 holders of record of our common stock.

We did not declare or pay any dividends in 2005, 2004, or 2003. We currently anticipate that we will retain any future earnings for the development and operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

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

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2005)

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	648,713	(1)	$20.97	2,390,258	(2)

(1)	Options to purchase shares of our common stock issued under the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. Further grants under the 2000 Omnibus Stock and Incentive Plan have been frozen.
(2)	Includes only shares issuable under the 2002 Equity Incentive Plan and the 2002 Employee Stock Purchase Plan. The number of shares available for issuance under the 2002 Equity Incentive Plan will automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis on January 1st of each year, unless the Board determines not to permit the automatic increase. The number of shares available for issuance under the 2002 Equity Incentive Plan increased in accordance with the terms of the Plan by 400,000 on each of January 1, 2006, January 1, 2005, and January 1 2004.

Use of Proceeds from March 2004 Secondary Offering

On March 29, 2004, we completed a public offering of 1,800,000 shares of common stock, par value $0.001 per share. Managing underwriters for the offering were Banc of America Securities LLC and CIBC World Markets Corp. as joint book-running managers and SG Cowen Securities Corporation and Legg Mason Wood Walker, Inc. as co-managers. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-113221, which was declared effective by the Securities and Exchange Commission on March 24, 2004. All of the 1,800,000 shares sold by us were issued at a price of $28.00 per share. We received net proceeds from the offering of approximately $47.3 million, after deducting approximately $0.6 million in fees and expenses and approximately $2.5 million in the underwriters’ discount. On August 1, 2004, we used $5.8 million of these proceeds to extinguish outstanding bank debt of Health Care Horizons, Inc. In December 2004, we contributed $1.2 million of the proceeds to our Michigan HMO to increase its capitalization. On June 1, 2005, we paid approximately $32.3 million for certain contract rights in San Diego, California. On December 30, 2005, we acquired the capital stock of Phoenix National Insurance Company (Phoenix) for approximately $10.8 million, which exhausted the remainder of the proceeds from the March 2004 Secondary Offering.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data (other than the data under the caption “Operating Statistics”) for the five years ended December 31, 2005 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollars are in thousands, except per share data. The data under the caption “Operating Statistics” has not been audited.

	Year Ended December 31,
	2005	2004(1)	2003	2002	2001
Statements of Income Data:
Revenue:
Premium revenue	$1,636,006	$1,166,870	$789,536	$639,295	$499,471
Other operating revenue	3,878	4,168	2,247	2,884	1,402

Total premium and other operating revenue	1,639,884	1,171,038	791,783	642,179	500,873
Investment income	10,174	4,230	1,761	1,982	2,982

Total revenue	1,650,058	1,175,268	793,544	644,161	503,855
Expenses:
Medical care costs	1,424,872	984,686	657,921	530,018	408,410
Salary, general and administrative expenses (including a charge for stock option settlements of $7,796 in 2002)	163,342	94,150	61,543	61,227	42,822
Loss contract charge	939	—	—	—	—
Depreciation and amortization	15,125	8,869	6,333	4,112	2,407

Total expenses	1,604,278	1,087,705	725,797	595,357	453,639

Operating income	45,780	87,563	67,747	48,804	50,216
Total other income (expense), net	(1,929)	122	(1,334)	(405)	(561)

Income before income taxes	43,851	87,685	66,413	48,399	49,655
Provision for income taxes	16,255	31,912	23,896	17,891	19,453

Income before minority interest	27,596	55,773	42,517	30,508	30,202
Minority interest	—	—	—	—	(73)

Net income	$27,596	$55,773	$42,517	$30,508	$30,129

Net income per share:
Basic	$1.00	$2.07	$1.91	$1.53	$1.51

Diluted	$0.98	$2.04	$1.88	$1.48	$1.46

Cash dividends declared per share	—	—	—	—	—

Weighted average number of common shares outstanding	27,711,000	26,965,000	22,224,000	20,000,000	20,000,000

Weighted average number of common shares and potential dilutive common shares outstanding	28,023,000	27,342,000	22,629,000	20,609,000	20,572,000

Operating Statistics:
Medical care ratio (2)	86.9%	84.1%	83.1%	82.5%	81.5%
Salary, general and administrative expense ratio (3)	9.9%	8.0%	7.8%	9.5%	8.5%
Members (4)	893,000	788,000	564,000	489,000	405,000

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$249,203	$228,071	$141,850	$139,300	$102,750
Total assets	621,814	533,859	344,585	204,966	149,620
Long-term debt (including current maturities)	—	1,894	—	3,350	3,401
Total liabilities	258,964	203,237	123,263	109,699	84,861
Stockholders’ equity	362,850	330,622	221,322	95,267	64,759

(1)	The balance sheet and operating results of the New Mexico HMO have been included since July 1, 2004, the date of acquisition.
(2)	Medical care ratio represents medical care costs as a percentage of premium and other operating revenue. Other operating revenue includes revenues related to our California clinics and reimbursements under various risk and savings sharing programs. The medical care ratio is a key operating indicator used to measure our performance in delivering efficient and cost effective healthcare services. Changes in the medical care ratio from period to period result from changes in Medicaid funding by the states, our ability to effectively manage costs, and changes in accounting estimates related to incurred but not reported claims. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
(3)	Salary, general and administrative expense ratio represents such expenses as a percentage of total revenue.
(4)	Number of members at end of period.

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

We generate revenues primarily from premiums we receive from the states in which we operate. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. For the year ended December 31, 2005, we received approximately 87.8% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. Approximately 6.4% of our premium revenue in the year ended December 31, 2005 was realized under a cost plus reimbursement agreement that our Utah subsidiary has with that state. We also received approximately 5.8% of our premium revenue for the year ended December 31, 2005 in the form of birth payments (one-time payments for the delivery of children) from the Medicaid programs in New Mexico, Indiana, Michigan, Ohio and Washington. Such payments are recognized as revenue in the month the birth occurs. The state Medicaid programs periodically adjust premium rates.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state in the periods presented:

	As of December 31,
State	2005		2004	2003
California	321,000		253,000	254,000
Indiana	24,000		—	—
Michigan	144,000		158,000	82,000
New Mexico	60,000		65,000	—
Ohio	N/A	(1)	—	—
Utah	59,000		49,000	45,000
Washington	285,000		263,000	183,000

Total	893,000		788,000	564,000

(1)	Enrollment in our Ohio HMO at December 31, 2005 was less than 250 members. However, we expect our Ohio HMO Enrollment to grow significantly in 2006.

The following table details member months (defined as the aggregation of each month’s membership for the period) by state for the years ended December 31, 2005, 2004, and 2003:

State	2005		2004	2003
California	3,569,000		2,989,000	3,063,000
Indiana	149,000		—	—
Michigan	1,811,000		1,272,000	585,000
New Mexico	734,000		391,000	—
Ohio	N/A	(1)	—	—
Utah	668,000		576,000	537,000
Washington	3,383,000		2,851,000	2,142,000

Total	10,314,000		8,079,000	6,327,000

(1)	Enrollment in our Ohio HMO at December 31, 2005 was less than 250 members. However, we expect our Ohio HMO enrollment to grow significantly in 2006.

Other operating revenue primarily includes fee-for-service revenue generated by our clinics in California and savings sharing revenues in Utah, California, and Michigan, where we receive additional incentive payments from the states if medical costs are less than prescribed amounts. The savings sharing provisions of our contract with the state of Michigan are no longer in effect, and we recognized our last savings sharing revenue in that state in the second quarter of 2003. Other operating revenue also includes revenue earned by our New Mexico HMO for performing certain administrative services for the state of New Mexico. The New Mexico HMO ceased providing such services effective July 1, 2005.

Our operating expenses include expenses related to the provision of medical care services and salary, general and administrative, or G&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health benefits and accurately predict costs incurred.

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals, and providers of ancillary medical services, such as pharmacy, laboratory, and radiology services. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services, and compliance. In general, primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while specialists and hospitals are paid on a fee-for-service basis. For the year ended December 31, 2005, approximately 85.5% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers not paid on a capitated basis are paid on a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic-related groups, capitation and case rates.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. Monthly, we estimate our IBNR based on a number of factors, including prior claims experience, inpatient hospital utilization data, and prior authorization of medical services. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership, and medical cost trends. These estimates are adjusted monthly as more information becomes available. We employ our own actuary. We believe that our process for estimating IBNR is adequate, but medical care costs have, in the past, exceeded such estimates, and there can be no assurance that medical care costs will not exceed such estimates in the future.

G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some G&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration, and provider relations. Included in G&A expenses are premium taxes for the California HMO (beginning July, 2005), the Michigan HMO (beginning in the second quarter of 2003), the New Mexico HMO (beginning with its acquisition on July 1, 2004) and the Washington HMO.

Results of Operations

The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium and other operating revenue because there is a direct relationship between the premium and other operating revenue earned and the cost of health care.

	Year Ended December 31,
	2005	2004	2003
Premium revenue	99.2%	99.3%	99.5%
Other operating revenue	0.2%	0.3%	0.3%
Investment income	0.6%	0.4%	0.2%

Total revenue	100.0%	100.0%	100.0%

Medical care ratio	86.9%	84.1%	83.1%
Salary, general and administrative expenses	9.9%	8.0%	7.8%
Operating income	2.8%	7.5%	8.5%
Net income	1.7%	4.7%	5.4%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Premium Revenue

Premium revenue for 2005 was $1,636.0 million, up $469.1 million (40.2%) from $1,166.9 million for 2004.

Membership growth contributed $386.5 million to the increase in premium revenue. Year-end enrollment increased 13.3% to 893,000 members at December 31, 2005, from 788,000 members at the same date of the prior year. Membership growth was primarily the result of acquisitions in San Diego, California effective June 1, 2005, the start-up of our Indiana HMO effective April 1, 2005, and the full-year benefit of acquisitions made during 2004 in Washington, New Mexico, and Michigan. Member months for the year ended December 31, 2005 increased by 27.7% to 10,314,000 from 8,079,000 for the year ended December 31, 2004.

The remaining $82.6 million increase in premium revenue was attributable to increases in premium rates and proportionally greater increases in membership in those states with higher premium rates.

Other Operating Revenue

Other operating revenue decreased to $3.9 million for 2005 from $4.2 million for 2004. During 2005, savings sharing income recognized by our Utah HMO declined by $0.4 million. Revenue earned by our California medical clinics declined by $0.5 million in 2005. Revenue earned by our New Mexico HMO during 2005 for performing certain administrative services for the state was $0.6 million higher in 2005 than in 2004. Our New Mexico HMO terminated its involvement in this program effective July 1, 2005.

Investment Income

Investment income for 2005 increased to $10.2 million from $4.2 million for 2004 due to greater average invested balances and higher investment yields.

Medical Care Costs

Medical care costs for 2005 were $1,424.9 million, as compared with $984.7 million for 2004. Medical care costs as a percentage of premium and other operating revenue (the medical care ratio) increased to 86.9% in 2005 as compared to 84.1% for 2004. The increase in the medical care ratio during 2005 resulted in sharply lower net income when compared to 2004.

At the close of the second quarter of 2005, we identified four issues that were adversely affecting medical care costs.

•	Increased hospital costs. Hospital costs were adversely affected by a shift in utilization to higher cost hospitals during 2005. Hospital costs were more favorable in the second half of 2005 than in the first half of the year. The more favorable cost trends in the second half 2005 appear to be the result of improvements in both utilization and unit costs.

•	Increased costs from catastrophic cases. We experienced increases in both the incidence and the acuity of catastrophic cases during 2005. The financial impact of such cases has outpaced membership growth. Catastrophic cases declined during the second half of 2005 when compared with the first half of the year.

•	Increased maternity costs in Michigan and Washington. During 2005 we experienced increased costs and increased utilization of maternity services, particularly in Western and Northeastern Michigan and in Washington. The cost of providing these services has grown faster than the revenue we receive for providing the services.

•	Increased outpatient costs. Increased outpatient costs were partially the result of a severe flu season in Washington and the unexpectedly delayed arrival of flu season in Michigan. Outpatient costs were more favorable in the second half of 2005 than in the first half of the year.

During the second half of 2005, we implemented a number of initiatives to better control medical costs. We believe that those initiatives already implemented have modestly contributed to the improved results in the second half of 2005. In particular, we believe that the following actions have contributed to lowered medical cost trends in the second half of 2005 when compared to the first half of 2005:

•	Utilization of more cost-effective hospitals where such facilities are available;

•	Enhanced monitoring of utilization at hospitals where more cost-effective alternatives are not available;

•	Increased investment in medical and utilization management resources;

•	Implementation of risk sharing arrangements with our state payors;

•	Adjustment of premium rates to reflect the increased cost of providing care to specific member populations; and

•	Increased oversight of our claims payment process.

Nevertheless, we can give no assurances that the improved performance is not at least partially the result of factors beyond our control, nor can we give any assurances that the improved medical cost trends will continue.

Hospital costs for 2005 include $5.7 million of expense related to the settlement and anticipated settlement of certain claims made against us by various hospitals. These claims seek additional or first-time reimbursement for services ostensibly provided to our members that purportedly were not paid or were underpaid by us. The claims made by these hospitals involve issues of contract compliance, interpretation, payment methodology and intent. These claims extend to services provided over a number of years.

Salary, General and Administrative Expenses

G&A expenses for 2005 were $163.3 million as compared with $94.2 million for 2004. G&A expenses as a percentage of total revenue were 9.9% for 2005 as compared with 8.0% for 2004.

Premium taxes (which are included in G&A) increased to 2.8% of total revenue in 2005 from 2.1% of total revenue in 2004. Increased premium taxes were due to the inclusion of our New Mexico HMO in our consolidated results for all of 2005 as compared to only the second half of 2004; as well as the implementation of a premium tax in California effective July 1, 2005.

G&A excluding premium taxes (Core G&A) increased to 7.1% of total revenue for 2005 from 5.9% of total revenue for 2004. The increase in Core G&A was due to investments in infrastructure, administrative expenses associated with our development of our Medicare Advantage Special Needs Plans and administrative costs associated with our Indiana, Ohio, and Texas start-ups.

Depreciation and Amortization

Depreciation and amortization expense for 2005 increased to $15.1 million from $8.9 million for 2004. Amortization expense increased by $3.4 million during 2005 due to increased amortization of acquisition costs. The remainder of the increase in depreciation and amortization expense was due to higher depreciation expense, principally as a result of increased investment in infrastructure at our corporate offices.

Interest Expense

Interest expense increased to $1.5 million for 2005 from $1.0 million for 2004 due to increased average debt balances during 2005.

Other Income (Expense)

Other expense recorded for the year ended December 31, 2005 of $0.4 million consists of a charge for the write off of costs associated with a registration statement filed during the second quarter of 2005.

Other income for 2004 includes a pretax gain of $1.2 million recognized upon the termination of certain Collateral Assignment Split-Dollar Insurance Agreements between our company and the Molina Siblings Trust, a related party, during the first quarter of 2004.

Provision for Income Taxes

Income tax expense totaled $16.3 million in 2005, resulting in an effective tax rate of 37.1%, as compared to $31.9 million in 2004, resulting in an effective tax rate of 36.4%. During both 2005 and 2004, we pursued various strategies to reduce our federal, state, and local taxes.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Premium Revenue

Premium revenue for 2004 was $1,167 million, up $377.3 million (47.8%) from $789.5 million for 2003.

Membership growth contributed $253.1 million to the increase in premium revenue. Year-end enrollment increased 39.7% to 788,000 members at December 31, 2004, from 564,000 members at the same date of the prior year. Member months for the year ended December 31, 2004 increased by 27.7% to 8,079,000 from 6,327,000 for the year ended December 31, 2003. Year-end enrollment increased by 43.7% at our Washington HMO and by 92.7% at our Michigan HMO between 2003 and 2004. The transfer of membership from other managed care companies was the primary source of enrollment growth in both states. Our New Mexico acquisition (effective July 1, 2004) added 65,000 members to our total year-end 2004 enrollment

The remaining $124.2 million increase in premium revenue was attributable to increases in premium rates and proportionally greater increases in membership in those states with higher premium rates. Premium revenue on a per member per month basis is substantially higher at our New Mexico HMO than at our other HMOs.

Other Operating Revenue

Other operating revenue increased to $4.2 million for 2004 from $2.2 million for 2003. Other operating revenue for 2004 included $2.1 million of savings sharing income recognized by our Utah HMO. Our Utah HMO recognized no savings sharing income prior to 2004. For 2003, our Michigan HMO recognized approximately $0.7 million in savings sharing income. Our Michigan HMO’s contract with the state no longer contains risk sharing provisions and no risk sharing revenue was recognized by the Michigan HMO subsequent to the second quarter of 2003.

Other than the amounts recognized by our Utah and Michigan HMOs for savings sharing, other operating revenue consisted primarily of revenue earned by our California medical clinic operations (approximately $1.2 million for both 2004 and 2003) and approximately $0.3 million of income earned by our New Mexico HMO during 2004 for performing certain administrative services for the state.

Investment Income

Investment income for 2004 increased to $4.2 million from $1.8 million for 2003 due to greater average invested balances and higher investment yields.

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

Salary, General and Administrative Expenses

G&A expenses for 2004 were $94.2 million as compared with $61.5 million for 2003. The largest component of the increase in G&A was an increase in premium tax expense of $15.1 million in 2004. G&A expenses as a percentage of total revenue were 8.0% for 2004 as compared with 7.8% for 2003. Excluding premium taxes, G&A expenses decreased to 5.9% of total revenue for 2004 from 6.6% of total revenue for 2003.

Depreciation and Amortization

Depreciation and amortization expense for 2004 increased to $8.9 million from $6.3 million for 2003. The increase was primarily due to increased capital spending for computer equipment and leasehold improvements and increased amortization of acquisition costs.

Interest Expense

Interest expense decreased to $1.0 million for 2004 from $1.5 million for the 2003 due to decreased debt balances.

Other Income

As discussed above, other income for 2004 includes a pretax gain of $1.2 million recognized upon the termination of certain Collateral Assignment Split-Dollar Insurance Agreements between our company and the Molina Siblings Trust, a related party, during the first quarter of 2004.

Provision for Income Taxes

Income tax expense totaled $31.9 million in 2004, resulting in an effective tax rate of 36.4%, as compared to $23.9 million in 2003, resulting in an effective tax rate of 36.0%. During both 2004 and 2003, we pursued various strategies to reduce our federal, state, and local taxes.

Acquisitions

On June 1, 2005, we transitioned approximately 85,000 Medi-Cal and Healthy Families members living in San Diego County, California into our California HMO from Sharp Health Plan (Sharp) and Universal Care, Inc., a California corporation (Universal). We paid total consideration of $26.1 million in the Sharp transaction. Further consideration may be paid to Sharp through May 31, 2008 under an earn-out provision which compares the excess of medical revenues over medical expenses of the acquired contracts against an annual target during the 36 months after closing. Such further consideration may not exceed $3.5 million. We paid total consideration of $6.2 million in the Universal transaction.

On December 30, 2005 we acquired the capital stock of Phoenix National Insurance Company (Phoenix) for $10.8 million. Phoenix is licensed in forty-eight states and the District of Columbia. Effective January 13, 2006, we changed the name of Phoenix to Molina Healthcare Insurance Company. We intend to use Molina Healthcare Insurance Company as a vehicle for developing new products, services, and markets that meet the health care delivery needs of persons eligible for Medicaid and other programs for low-income families and individuals.

Liquidity and Capital Resources

We generate cash from premium revenue, savings sharing income, services provided on a fee-for-service basis at our clinics, and investment income. Our primary uses of cash include the payment of expenses related to medical care services, G&A expenses, and acquisitions. We generally receive premium revenue in advance of payment of claims for related health care services, with the exception of our Utah HMO. Additionally, because we generally receive premium revenue in advance of payment for the related medical care costs (with the exception of our Utah HMO), our cash has increased during periods when we experienced enrollment growth. Our ability to support the increase in membership with existing infrastructure also allows us to retain a larger portion of the additional premium revenue as profit.

At December 31, 2005, we had working capital of $189.2 million as compared to $202.2 million at December 31, 2004. At December 31, 2005 and December 31, 2004, cash and cash equivalents were $249.2 million and $228.1 million, respectively. At December 31, 2005 and December 31, 2004, our investments were $103.4 million and $88.5 million, respectively.

Our subsidiaries are required to maintain minimum capital prescribed by the various jurisdictions in which we operate. As of December 31, 2005, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2006. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted cash consists principally of certificates of deposit and treasury securities with maturities of up to 12 months.

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements. As of December 31, 2005, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. As of December 31, 2005, our investments consisted solely of investment grade debt securities, all of which are classified as current assets. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Two professional portfolio managers operating under documented investment guidelines manage our investments. The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities with maturities of up to 12 months.

The average annualized portfolio yield for the years ended December 31, 2005, 2004, and 2003 was approximately 3.0%, 1.4%, and 1.1%, respectively.

Net cash provided by operations was $97.3 million for 2005 and $91.0 million for 2004. While we had substantially lower net income in 2005 than in 2004, changes in working capital accounts (principally an increase in medical claims and benefits payable) offset the decrease to cash provided by operations generated by our reduced net income.

The increase in net cash provided by operations for 2005 when compared to 2004 was due to the following factors:

•	decreased net income ($28.2 million lower in 2005);

•	increased depreciation and amortization expense ($6.3 million higher in 2005);

•	increased medical claims and benefits payable (a source of $57.1 million in 2005 compared to a source of $23.1 million in 2004);

•	changes in accounts receivable balances, which were a use of $5.1 million in 2005 compared to a use of $3.6 million in 2004);

•	changes in miscellaneous working capital accounts (a source of $2.5 million in 2005 compared to a source of $6.9 million in 2004).

Credit Facility

On March 9, 2005, we entered into an amended and restated five-year secured credit agreement for a $180.0 million revolving credit facility with a syndicate of lenders. The credit facility will be used for working capital and general corporate purposes. This credit facility replaced the facility that we had entered into on March 19, 2003.

The credit facility has a term of five years and all amounts outstanding under the credit facility will be due and payable on March 8, 2010. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the credit facility to up to $200.0 million.

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

At June 30, 2005, we were not in compliance with certain financial ratio covenants, constituting an event of default under the credit agreement. In October 2005, we entered into an amendment and waiver pursuant to which the lenders waived the event of default under the credit agreement, including the financial covenants. In connection with the amendment and waiver we incurred fees of $485,000, which were capitalized as deferred financing cost to be amortized over the remaining term of the credit facility.

The amended credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The credit agreement also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.00 to 1.00 at any time and a fixed charge coverage ratio of 1.75 to 1.00 for the quarter ended September 30, 2005 and thereafter ranging from 1.20 to 1:00 for the quarter ended June 30, 2006 up to 3.00 to 1.00 for all quarters ending after December 31, 2008. At December 31, 2005, we were in compliance with all financial covenants in the credit agreement.

Regulatory Capital and Dividend Restrictions

At December 31, 2005, our principal operations are conducted through the seven HMOs operating in California, Indiana, Michigan, New Mexico, Ohio, Utah, and Washington. The HMOs are subject to state laws that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as their sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries, after intercompany eliminations, which may not be transferable to us in the form of loans, advances, or cash dividends was $155.9 million at December 31, 2005, and $130.0 million at December 31, 2004.

The National Association of Insurance Commissioners has adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. These HMO rules, which may vary from state to state, have been adopted in Michigan, New Mexico, Indiana, Ohio, Utah and Washington. California has not adopted risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. The National Association of Insurance Commissioners’ HMO rules, if adopted by California, may increase the minimum capital required for that state.

As of December 31, 2005, our HMOs had aggregate statutory capital and surplus of approximately $160.3 million, compared with the required minimum aggregate statutory capital and surplus of approximately $118.3 million. All of our HMOs were in compliance with the minimum capital requirements.

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

For the fifth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of a date subsequent to that month of service. Completion factors are based upon historical payment patterns. The following table reflects the change in our estimate of claims liability as of December 31, 2005 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding that date by the percentages indicated. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$ 18,360
(2)%	12,240
(1)%	6,120
1%	(6,120)
2%	(12,240)
3%	(18,360)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay inherent between the patient/physician encounter and the actual submission of a claim for payment. For these months of service we estimate our claims liability based upon trended per member per month cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of December 31, 2005 that would have resulted had we altered our trend factors by the percentages indicated. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Amounts are in thousands.

Increase (Decrease) in Trended Per member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$(9,402)
(2)%	(6,268)
(1)%	(3,134)
1%	3,134
2%	6,268
3%	9,402

Assuming a hypothetical 1% change in both completion factors and per member per month cost estimates from those used in our calculation of IBNR at December 31, 2005, net income for the year ended December 31, 2005 would increase or decrease by approximately $1.9 million, or $.07 per diluted share, net of tax.

Commitments and Contingencies

We lease office space and equipment under various operating leases. As of December 31, 2005, our lease obligations for the next five years and thereafter are as follows: $9.6 million in 2006, $9.3 million in 2007, $8.7 million in 2008, $7.7 million in 2009, $6.6 million in 2010, and an aggregate of $6.1 million thereafter.

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

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2005. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	2006	2007–2008	2009–2010	2011 and Beyond
Operating lease obligations	$9,556	$17,994	$14,207	$6,088
Purchase commitments	2,249	2,978	1,765	—
Other commitments (1)	1,900	—	—	—

Total contractual obligations	$13,705	$20,972	$15,972	$6,088

(1)	During the second quarter of 2005 we made an equity investment of approximately $1.6 million in a medical service provider that provides certain medical services to our members. Upon the achievement by the medical service provider of certain benchmarks prior to December 31, 2006 we are obligated to invest an additional $1.9 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables, and restricted investments. We invest a substantial portion of our cash in a portfolio of highly liquid money market securities. Professional portfolio managers operating under documented investment guidelines manage our investments. Restricted investments are invested principally in certificates of deposit. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our HMO subsidiaries operate.

As of December 31, 2005, we had cash and cash equivalents of $249.2 million, investments of $103.4 million, and restricted investments of $18.2 million. The cash equivalents consist of highly liquid securities with original maturities of up to three months that are readily convertible into known amounts of cash. As of December 31, 2005, our investments consist solely of investment grade debt securities, all of which are classified as current assets. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate and variable rate securities where interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments consist of interest-bearing deposits and treasury securities required by the respective states in which we operate. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. All restricted investments are carried at amortized cost, which approximates market value. We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Inflation

We use various strategies to mitigate the negative effects of health care cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services.

While we currently believe our strategies will mitigate health care cost inflation, competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and customers, applicable regulations, or other factors may affect our ability to control health care costs.

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

MOLINA HEALTHCARE, INC.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Molina Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 24, 2006

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$249,203	$228,071
Investments	103,437	88,530
Receivables	70,532	65,430
Income tax receivable	3,014	—
Deferred income taxes	2,339	3,981
Prepaid and other current assets	10,321	8,306

Total current assets	438,846	394,318
Property and equipment, net	31,794	25,826
Intangible assets, net	81,655	54,326
Goodwill	43,259	44,401
Restricted investments	18,242	10,847
Advances to related parties and other assets	8,018	4,141

Total assets	$621,814	$533,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$217,354	$160,210
Accounts payable and accrued liabilities	31,257	22,966
Deferred revenue	803	—
Net liability for termination of commercial operations	200	1,676
Income taxes payable	—	7,110
Current maturities of long-term debt	—	171

Total current liabilities	249,614	192,133
Long-term debt, less current maturities	—	1,723
Deferred income taxes	4,796	5,315
Other long-term liabilities	4,554	4,066

Total liabilities	258,964	203,237

Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 27,792,360 shares at December 31, 2005 and 27,602,443 shares at December 31, 2004	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	162,693	157,666
Accumulated other comprehensive loss	(629)	(234)
Retained earnings	221,148	193,552
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	362,850	330,622

Total liabilities and stockholders’ equity	$621,814	$533,859

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31
	2005	2004	2003
Revenue:
Premium revenue	$1,636,006	$1,166,870	$789,536
Other operating revenue	3,878	4,168	2,247

Total premium and other operating revenue	1,639,884	1,171,038	791,783
Investment income	10,174	4,230	1,761

Total revenue	1,650,058	1,175,268	793,544
Expenses:
Medical care costs:
Medical services	271,769	222,168	212,111
Hospital and specialty services	983,513	643,074	374,076
Pharmacy	169,590	119,444	71,734

Total medical care costs	1,424,872	984,686	657,921
Salary, general and administrative expenses	163,342	94,150	61,543
Loss contract charge	939	—	—
Depreciation and amortization	15,125	8,869	6,333

Total expenses	1,604,278	1,087,705	725,797

Operating income	45,780	87,563	67,747
Other income (expense):
Interest expense	(1,529)	(1,049)	(1,452)
Other, net	(400)	1,171	118

Total other income (expense)	(1,929)	122	(1,334)

Income before income taxes	43,851	87,685	66,413
Provision for income taxes	16,255	31,912	23,896

Net income	$27,596	$55,773	$42,517

Net income per share:
Basic	$1.00	$2.07	$1.91

Diluted	$0.98	$2.04	$1.88

Weighted average shares outstanding:
Basic	27,711,000	26,965,000	22,224,000

Diluted	28,023,000	27,342,000	22,629,000

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Outstanding	Amount
Balance at January 1, 2003	20,000,000	$5	$—	$—	$95,262	$—	$95,267
Comprehensive income:
Net income	—	—	—	—	42,517	—	42,517
Other comprehensive income, net of tax:
Change in unrealized gain on investments	—	—	—	54	—	—	54

Total comprehensive income	—	—	—	54	42,517	—	42,571
Purchase of treasury stock	(1,201,174)	—	—	—	—	(20,390)	(20,390)
Issuance of shares	7,590,000	21	119,562	—	—	—	119,583
Repurchase and retirement of shares	(1,120,571)	(1)	(19,609)	—	—	—	(19,610)
Reclassification of accrued stock compensation expense to additional paid-in capital	—	—	2,415	—	—	—	2,415
Stock options exercised and employee stock purchases	105,530	—	1,264	—	—	—	1,264
Tax benefit for exercise of employee stock options	—	—	222	—	—	—	222

Balance at December 31, 2003	25,373,785	25	103,854	54	137,779	(20,390)	221,322
Comprehensive income:
Net income	—	—	—	—	55,773	—	55,773
Other comprehensive loss, net of tax:
Change in unrealized loss on investments	—	—	—	(288)	—	—	(288)

Total comprehensive income	—	—	—	(288)	55,773	—	55,485
Issuance of shares	1,800,000	2	47,280	—	—	—	47,282
Stock options exercised, employee stock grants and employee stock purchases	428,658	1	2,678	—	—	—	2,679
Tax benefit for exercise of employee stock options	—	—	3,854	—	—	—	3,854

Balance at December 31, 2004	27,602,443	28	157,666	(234)	193,552	(20,390)	330,622
Comprehensive income:
Net income	—	—	—	—	27,596	—	27,596
Other comprehensive loss, net of tax:
Change in unrealized loss on investments	—	—	—	(395)	—	—	(395)

Total comprehensive income	—	—	—	(395)	27,596	—	27,201
Stock options exercised, employee stock grants and employee stock purchases	189,917	—	3,155	—	—	—	3,155
Tax benefit for exercise of employee stock options	—	—	1,872	—	—	—	1,872

Balance at December 31, 2005	27,792,360	$28	$162,693	$(629)	$221,148	$(20,390)	$362,850

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31
	2005	2004	2003
Operating activities
Net income	$27,596	$55,773	$42,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,125	8,869	6,333
Amortization of capitalized credit facility fee	718	628	525
Deferred income taxes	1,705	2,175	(101)
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	1,872	3,854	222
Loss on disposal of property and equipment	297	—	—
Stock-based compensation	1,283	179	1,236
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(5,102)	(3,641)	(24,098)
Prepaid and other current assets	(1,866)	(2,049)	1,057
Medical claims and benefits payable	57,144	23,121	14,729
Deferred revenue	803	(687)	—
Accounts payable and accrued liabilities	6,665	5,196	(655)
Income taxes payable and receivable	(8,982)	(2,369)	3,786

Net cash provided by operating activities	97,258	91,049	45,551
Investing activities
Purchase of equipment	(13,960)	(10,765)	(8,352)
Purchases of investments	(63,774)	(440,208)	(196,762)
Sales and maturities of investments	48,227	450,039	98,027
Increase in restricted cash	(1,706)	(1,062)	—
Other long-term liabilities	488	644	1,137
Advances to related parties and other assets	(983)	3,099	(3,727)
Cash paid in purchase transactions, net of cash acquired and received in divestiture transaction	(40,866)	(51,766)	(8,934)

Net cash used in investing activities	(72,574)	(50,019)	(118,611)
Financing activities
Issuance of common stock	—	47,282	119,583
Payment of credit facility fees	(3,530)	—	(1,887)
Borrowings under credit facility	3,100	—	8,500
Repayments of debt acquired in acquisition	—	(5,819)	—
Repayments of amounts borrowed under credit facility	(3,100)	—	(8,500)
Issuance (repayment) of mortgage note	(1,302)	1,302	(3,350)
Principal payments on capital lease obligations	(592)	(74)	—
Purchase and retirement of common stock	—	—	(19,610)
Proceeds from employee stock grants, exercise of stock options and employee stock purchases	1,872	2,500	1,264
Purchase of treasury stock	—	—	(20,390)

Net cash provided by (used in) financing activities	(3,552)	45,191	75,610

Net increase in cash and cash equivalents	21,132	86,221	2,550
Cash and cash equivalents at beginning of year	228,071	141,850	139,300

Cash and cash equivalents at end of year	$249,203	$228,071	$141,850

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$21,684	$25,385	$19,989

Interest	$1,620	$416	$631

Schedule of non-cash investing and financing activities:
Reclassification of accrued stock compensation expense to additional paid-in capital	$—	$—	$2,415

Change in unrealized gain (loss) on investments	$(640)	$(461)	87
Deferred income taxes	245	173	(33)

Net unrealized gain (loss) on investments	$395	$(288)	$54

Details of acquisitions:
Fair value of assets acquired, net of assets sold	$43,265	$165,651	$8,934
Less cash acquired in purchase and divestiture transaction	(2,249)	(56,770)	—
Liabilities assumed in purchase and divestiture transaction	(150)	(57,115)	—

Cash paid in purchase transactions, net of cash acquired and cash received in divestiture transaction	$40,866	$51,766	$8,934

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

December 31, 2005

1. The Reporting Entity

Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. We were founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, we began operating as a health maintenance organization (HMO). We operate our HMO business through subsidiaries in California (California HMO), Indiana (Indiana HMO), Michigan (Michigan HMO), Ohio (Ohio HMO), New Mexico (New Mexico HMO), Utah (Utah HMO), and Washington (Washington HMO). We have also recently established a start-up operation in Texas, where our HMO-licensed subsidiary plans to begin serving members late in 2006. On December 30, 2005, we acquired the capital stock of Phoenix National Insurance Company (Phoenix). Phoenix holds indemnity licenses in forty-eight states and the District of Columbia. On January 13, 2006, we changed the name of Phoenix to Molina Healthcare Insurance Company. We intend to use Molina Healthcare Insurance Company as a vehicle for developing new products, services, and markets that meet the health care delivery needs of persons eligible for Medicaid and other programs for low-income families and individuals.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include medical claims and accruals, determination of allowances for uncollectible accounts, settlements under risks/savings sharing programs, impairment of long-lived and intangible assets, professional and general liability claims, reserves for potential absorption of claims unpaid by insolvent providers, reserves for the outcome of litigation and valuation allowances for deferred tax assets.

Premium Revenue

Premium revenue is primarily derived from Medicaid programs and other programs for low-income individuals. Premium revenue includes per member per month fees received for providing medical services, fee for service reimbursement for delivery of newborns on a per case basis (birth income) and (in Utah) reimbursement of health care expenditures plus an administrative fee. Prepaid health care premiums are reported as revenue in the month in which enrollees are entitled to receive health care. A portion of the premiums is

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to possible retroactive adjustments which have not been significant, although there can be no certainty that such adjustments will not be significant in the future. Birth income is recorded during the month when services are rendered and accounted for 7% or less of total premium revenue during each of the three years in the period ended December 31, 2005.

Other Operating Revenue

Other operating revenue for the years ended December 31, 2005 and 2004 includes $1,767 and $2,100, respectively, recorded for estimated savings sharing income recognized by our Utah HMO. The estimated savings sharing is based upon claims experience for the period of July 1, 2003 through December 31, 2005 (see Receivables). Other operating revenue for the year ended December 31, 2003 includes $734 of savings sharing income earned by our Michigan HMO. Our Michigan HMO’s contract with the state no longer contains risk sharing provisions and no risk sharing revenue was recognized by the Michigan HMO subsequent to the second quarter of 2003. Revenue earned by our California medical clinics and by our New Mexico HMO for performing certain administrative services for the state (in 2004 and 2005) constitutes the remainder of our other operating revenue. Our New Mexico HMO ceased performing such services for the state effective July 1, 2005.

Medical Care Costs

We arrange to provide comprehensive medical care to our members through a network of contracted hospitals, physician groups and other health care providers that includes our clinics. Medical care costs represent the direct cost of health care services, such as fees to contracted providers under capitation and fee-for-service arrangements and physician salaries at our clinics, as well as medically-related administrative costs relating to health education, quality assurance, case management, disease management, member services, and compliance.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the components of the change in medical claims and benefits payable for each of the following periods:

	Year ended December 31
	2005	2004	2003
Balances as of January 1	$160,210	$105,540	$90,811
Components of medical care costs related to:
Current year	1,424,406	990,007	672,881
Prior years	466	(5,321)	(14,960)

Total medical care costs	1,424,872	984,686	657,921
Payments for medical care costs related to:
Current year	1,216,593	839,663	572,845
Prior years	151,135	90,353	70,347

Total paid	1,367,728	930,016	643,192

Balances as of December 31	$217,354	$160,210	$105,540

Delegated Provider Insolvency

Circumstances may arise where providers to whom we have delegated risk, due to insolvency or other circumstances, are unable to pay claims they have incurred with third parties in connection with referral services provided to our members. The inability of delegated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures may force us to pay such claims even when we have no legal obligation to do so. To reduce the risk that delegated providers are unable to pay referral claims, we monitor the operational and financial performance of such providers. We also maintain contingency plans that include transferring members to other providers in response to potential network instability.

In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us. Such liabilities are not significant at December 31, 2005 and 2004.

Premium Deficiency Reserves on Loss Contracts

We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was required as of December 31, 2005 or 2004 other than that documented above in relation to the New Mexico TSA.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments that are both readily convertible into known amounts of cash and have a maturity of three months or less on the date of purchase.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income. All unrealized losses at December 31, 2005 and 2004 were deemed to be temporary as all such losses are the result of increases in interest rates rather than a change in the credit quality of the investments. No losses will be realized if we hold these investments to maturity. The cost of securities sold is determined using the specific-identification method. Fair values of securities are based on quoted prices in active markets.

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

Our investments consisted of the following:

	December 31, 2005
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Treasury and agency securities	$88,290	$—	$1,010	$87,280
Municipal securities	9,653	24	22	9,655
Corporate bonds	6,508	3	9	6,502

Total investment securities	$104,451	$27	$1,041	$103,437

	December 31, 2004
U.S. Treasury and agency securities	$49,681	$10	$368	$49,323
Municipal securities	10,201	475	5	10,671
Corporate bonds	29,022	9	495	28,536

Total investment securities	$88,904	$494	$868	$88,530

The contractual maturities of our investments as of December 31, 2005 are summarized below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$45,722	$45,431
Due one year through five years	48,601	48,019
Due after five years through ten years	3,728	3,587
Due after ten years	6,400	6,400

Total debt securities	$104,451	$103,437

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Net losses on the sale of available-for-sale securities with book values of $4,909 and $29,322, respectively, were $220 and $19 in 2005 and 2004, respectively. In 2003, we sold available-for-sale securities with a book value of $3,112 for a gain of $1.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized losses at December 31, 2005 and 2004 have been determined to be temporary in nature. The decline in market value for these securities is the result of rising interest rates rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be immaterial. Also, the disclosures required under EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, have not been included because our unrealized losses are immaterial at December 31, 2005 and 2004.

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position, or FSP, Emerging Issues Task Force, or EITF, Issue 03-1-1 Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delayed the effective date for paragraphs 10-20 of EITF Issue No. 03-01. Paragraphs 10-20 provide guidance for the measurement and recognition of impairment losses on debt and equity investments. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing literature.

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

	December 31,
	2005	2004
California HMO	$19,952	$23,304
Utah HMO	32,929	29,292
Washington HMO	7,486	6,669
Other HMOs	10,165	6,165

Total receivables	$70,532	$65,430

Substantially all receivables due our California HMO at December 31, 2005 and 2004 were collected in January of 2006 and 2005, respectively.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Investments

Pursuant to the regulations governing our subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities as follows:

	December 31
	2005	2004
California	$300	$300
Utah	550	550
Michigan	1,000	1,000
New Mexico	8,128	7,847
Indiana	514	500
Washington	150	150
Ohio	400	—
Texas	1,511	500
Phoenix National Insurance Company	5,689	—

Total	$18,242	$10,847

Restricted investments, which consist of certificates of deposit and treasury securities, are designated as held-to-maturity and are carried at amortized cost, which approximates market value. The use of these funds is limited to specific purposes as required by each state.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Identifiable intangible assets (consisting principally of purchased contract rights and provider contracts) are amortized on a straight-line basis over the expected period to be benefited (between five and fifteen years). We performed the required impairment tests of goodwill and indefinite lived intangible assets in 2005, 2004 and 2003 and no impairment was identified in these periods.

Long-Lived Asset Impairment

Situations may arise where the carrying value of a long-lived asset may exceed the undiscounted expected cash flows associated with that asset. In such circumstances the asset is said to be impaired. We review material long-lived assets for impairment on an annual basis, as well as when events or changes in business conditions suggest potential impairment. Impaired assets are written down to fair value. We have determined that no long-lived assets are impaired at December 31, 2005 and 2004.

Income Taxes

We account for income taxes based on SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future tax consequences of events that have been recognized in our financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. We maintain a reserve for the estimated amount of potential assessments by the various federal and state taxing jurisdictions. The reserve is comprised of amounts which could potentially be assessed by the various taxing jurisdictions during their examinations. The reserve amounts are released upon closure of the examination. In the event, new reserve amounts are necessary, we will provide a new reserve for specific issues for the tax year in which the issue arises. Such reserves were not significant at December 31, 2005 and 2004.

Taxes Based on Premiums

Our California HMO (beginning July 1, 2005), Michigan HMO, New Mexico HMO (beginning July 1, 2004), and Washington HMO are assessed a tax based upon premium revenue collected. Premium tax expense totaled $46,301, $24,333, and $9,194 in 2005, 2004, and 2003, respectively, and is included in salary, general and administrative expenses.

Professional Liability Insurance

We carry medical malpractice insurance for health care services rendered through our clinics in California. Claims-made coverage under this insurance is $1,000 per occurrence with an annual aggregate limit of $3,000 for years ended December 31,2005 and 2004. We also carry claims-made managed care professional liability insurance for our HMO operations. This insurance is subject to a coverage limit of $5,000 per occurrence and in aggregate for each policy year.

Stock-Based Compensation

At December 31, 2005, we had two stock-based employee compensation plans, which are described more fully in Note 12. We account for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148.

	Year ended December 31
	2005	2004	2003
Net income, as reported	$27,596	$55,773	$42,517
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for stock option awards	—	—	773
Deduct: Stock-based employee compensation expense determined under the fair-value based method for stock option and employee stock purchase plan awards	(1,048)	(976)	(1,693)

Net adjustment	(1,048)	(976)	(920)

Net income, as adjusted	$26,548	$54,797	41,597

Earnings per share:
Basic—as reported	$1.00	$2.07	$1.91

Basic—as adjusted	$0.96	$2.03	$1.87

Diluted—as reported	$0.98	$2.04	$1.88

Diluted—as adjusted	$0.95	$2.00	$1.84

The following table illustrates the components of our stock-based compensation expense (net of tax) as reported in the Consolidated Statements of Income:

	Year ended December 31
	2005	2004	2003
Stock options	$—	$—	$773
Stock grants	795	112	—

Total stock-based compensation expense	$795	$112	$773

The recognition and measurement of stock grants is the same under APB Opinion No. 25 and SFAS No. 123. The related expenses for the fair value of stock grants were charged to salary, general and administrative expenses and are included in the “net income, as reported” amounts in the pro forma net income table above.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 31, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted,

3MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modified or settled after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are also permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

We currently utilize the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits us to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amounts of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our Consolidated Statement of Cash Flows were $1,872, $3,854 and $222, for 2005, 2004 and 2003, respectively.

We will adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted to employees through December 31, 2005, as well as stock options expected to be granted and shares expected to be issued under our Employee Stock Purchase Plan during 2006, we expect that the adoption of SFAS 123R on January 1, 2006, would reduce 2006 net earnings per diluted share by approximately $2,500 ($0.09). See Note 12 for further information on our stock-based compensation plans.

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Year ended December 31
	2005	2004	2003
Shares outstanding at the beginning of the year	27,602,000	25,374,000	20,000,000
Weighted-average number of shares issued	109,000	1,591,000	3,806,000
Weighted-average number of shares acquired	—	—	(1,582,000)

Denominator for basic earnings per share	27,711,000	26,965,000	22,224,000
Dilutive effect of employee stock options and stock grants (1)	312,000	377,000	405,000

Denominator for diluted earnings per share	28,023,000	27,342,000	22,629,000

(1)	Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are at or below the average fair value of the common shares for each of the periods presented.

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

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amounts of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our Consolidated Statement of Cash Flows were $1,872, $3,854 and $222, for 2005, 2004 and 2003, respectively.

We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use. Subject to a complete review of the requirements of SFAS 123R, based on stock options granted to employees through December 31, 2005, as well as stock options expected to be granted and shares expected to be issued under our Employee Stock Purchase Plan during 2006, we expect that the adoption of SFAS 123R on January 1, 2006, would reduce 2006 net earnings per diluted share by approximately $2,200 ($0.08) each. See Note 12 for further information on our stock-based compensation plans.

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Year ended December 31
	2005	2004	2003
Shares outstanding at the beginning of the year	27,602,000	25,374,000	20,000,000
Weighted-average number of shares issued	109,000	1,591,000	3,806,000
Weighted-average number of shares acquired	—	—	(1,582,000)

Denominator for basic earnings per share	27,711,000	26,965,000	22,224,000
Dilutive effect of employee stock options and stock grants (1)	312,000	377,000	405,000

Denominator for diluted earnings per share	28,023,000	27,342,000	22,629,000

(1)	Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are at or below the average fair value of the common shares for each of the periods presented.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

On November 3, 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, effective for reporting periods beginning after December 15, 2005. FSP FAS 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary and measurement of an impairment loss. It also provides considerations for the accounting subsequent to the recognition of an other-than-temporary (OTT) impairment and requires certain disclosures about unrealized losses that have not been recognized as OTT impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No.124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The FSP also replaces the impairment evaluation guidance (paragraphs 10-18) of EITF Issue No. 03-1. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FSP FAS 115-1 is not expected to have a significant effect on our financial position and operating results.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (SFAS No. 154), Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on our consolidated financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Acquisitions

California HMO

On June 1, 2005, we transitioned approximately 85,000 Medi-Cal and Healthy Families members living in San Diego County, California into our California HMO from Sharp Health Plan (Sharp) and Universal Care, Inc., a California corporation (Universal). We transitioned these members into our California HMO to take advantage of the operational efficiencies arising from a larger membership base and to enter the San Diego, California market.

We paid total consideration of $26,088 in the Sharp transaction. Further consideration may be paid to Sharp through May 31, 2008 under an earn-out provision which compares the excess of medical revenues over medical expenses of the acquired contracts against an annual target during the 36 months after closing. Such further consideration may not exceed $3,500.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $26,088 paid for the Sharp transaction through December 31, 2005, $2,617 was assigned to acquired provider contracts to be amortized over ten years. The remainder of the amount paid for the Sharp transaction was assigned to the acquired payor contract, to be amortized over a period of fifteen years.

We paid total consideration of $6,200 in the Universal transaction. Of the $6,200 paid for the Universal transaction, $1,062 was assigned to acquired provider contracts to be amortized over ten years. The remainder of the amount paid for the Universal transaction was assigned to the acquired payor contract, to be amortized over a period of fifteen years.

For both transactions, the entire consideration paid is included in intangible assets, net, in the Consolidated Balance Sheets.

Phoenix National Insurance Company

On December 30, 2005, we acquired the capital stock of Phoenix National Insurance Company, an Ohio corporation (“Phoenix”), for $10,827. On January 13, 2006, we changed the name of Phoenix to Molina Healthcare Insurance Company. The Phoenix purchase has been accounted for under the purchase method of accounting. Accordingly, the consideration paid has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values. We acquired cash of $2,249, restricted investments of $5,689, and miscellaneous assets and liabilities of $417. Phoenix is licensed in forty-eight states and the District of Columbia. We have assigned to those licenses a value of $2,472. The entire value of the licenses is included in intangible assets, net, in the Consolidated Balance Sheets. The purchase price allocation may be adjusted upon completion of the final valuation of the remaining assets and liabilities of Phoenix. We intend to use Phoenix as a vehicle for developing new products, services, and markets that meet the health care delivery needs of persons eligible for Medicaid and other programs for low-income families and individuals.

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

Prior to the closing of the HCH acquisition, we announced a definitive agreement had been reached to transfer the commercial membership acquired in the HCH purchase to Lovelace Sandia Health System, Inc. (“Lovelace”). Effective August 1, 2004, the transfer was completed. We received a total of $17,994 (net of

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $265 in direct transactions costs) in connection with the transfer. We also entered into a transition services agreement (TSA) with Lovelace to provide commercial claims processing, customer and provider call handling, and billing and treasury services through the date the commercial contracts were expected to be fully transitioned to Lovelace. In exchange for those services, the New Mexico HMO was compensated by the buyer at a specific amount per member per month. The New Mexico HMO entered into the TSA as an inducement to the buyer to purchase the commercial membership and anticipated that the TSA would be unprofitable.

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

We established a reserve to record our net liability incurred in regard to the termination of the commercial health plan operations of HCH and Cimarron Health Plan. That reserve was calculated to be $2,900 representing the estimated cash outflows for the termination of commercial operations and transition services agreement, offset by $260, the net cash inflows of the commercial operations for the one-month period ended July 31, 2004. A summary of activity for this reserve for the period July 1, 2004 follows through December 31, 2005:

Net liability for termination of commercial operations at July 1, 2004	$2,640
Revenue earned on transition services agreement	1,888
Costs incurred in providing transition services	(5,267)
Additional loss contract charge expensed in 2005	939

Net liability for termination of commercial operations at December 31, 2005	$200

The following is an analysis of goodwill and intangible assets recognized in connection with the HCH transactions:

Purchase price consideration	$69,000
Other purchase related costs	2,760

Total purchase consideration	71,760
Less net assets acquired	(20,132)
Less net consideration received for transfer of commercial membership	(17,994)
Add net liability assumed in transition services agreement and one-month of commercial operations, net of tax at 37.5%	1,650
Add back tax liability arising from sale of commercial membership	5,279
Add back goodwill included in net assets acquired	7,321

Acquisition cost in excess of net assets acquired	$47,884

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allocation of acquisition cost in excess of net assets acquired (including effect of the Lovelace divestiture transaction) is as follows:

Allocation to identifiable intangible assets
Contract rights		$11,900
Medicaid medical provider network		850
Allocation to other than identifiable intangible assets
Goodwill before deferred tax adjustment	$35,134
Less HCH goodwill	(7,321)

	27,813
Increase in deferred tax liability due to step up in identifiable intangible assets	4,284

Increase in non-deductible goodwill		32,097

Adjustment to goodwill and intangible assets (including effect of Divestiture Transaction that reduced acquired goodwill by $11,421)		$44,847

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

The following summarizes net assets acquired at the date of acquisition (includes effect of the Lovelace divestiture transaction):

Current assets	$65,873
Property and equipment	1,507
Goodwill and intangible assets	52,168
Restricted investments	7,785
Current liabilities	(50,305)
Long-term debt	(4,792)
Other long-term liabilities	(476)

$71,760

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Michigan HMO

On October 1, 2004, we transitioned approximately 73,000 members from the Wellness Plan of Michigan into the Michigan HMO. Total consideration paid in connection with the transition of these members was approximately $18,777 (including direct acquisition costs). The entire cost of the acquisition was assigned to the acquired payor contract, to be amortized over a period of fifteen years. We transitioned these members into our Michigan HMO to take advantage of the operational efficiencies arising from a larger membership base and to enter new counties in the state, particularly the Detroit Metropolitan area.

Under the terms of an agreement with another health plan, approximately 9,400 members were transferred to the Michigan HMO on August 1, 2003. Effective October 1, 2003, approximately 32,000 members were transferred to the Michigan HMO under the terms of an agreement with yet another health plan. Total costs associated with these two transactions were $8,934. In both instances the entire cost of the transactions was assigned to the acquired payor contract and is being amortized over sixty months. We transitioned these members into our Michigan HMO to take advantage of the operational efficiencies arising from a larger membership base.

Washington HMO

Effective June 1, 2004, we completed our acquisition of the Healthy Options (Medicaid) and Basic Health Plan contracts of Premera Blue Cross, adding approximately 56,000 members to the Washington HMO. We paid to Premera $18,000 for both contracts in addition to assuming an estimated $400 in medical related liabilities. The entire cost of the acquisition ($18,400) was assigned to the acquired payor contract, to be amortized over a period of fifteen years. We added these members into our Washington HMO to take advantage of the operational efficiencies arising from a larger membership base.

4. Goodwill and Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived assets are no longer amortized, but are subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units at December 31, 2005 and 2004. If book equity values of our reporting units exceed the fair values, we perform a hypothetical purchase price allocation. Impairment is measured by

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill and indefinite lived asset balance. Based on the results of our impairment testing, no adjustments were required.

Other intangible are comprised of the costs of acquired payor contracts, provider contracts and insurance licenses. These assets are being amortized over their useful lives ranging from 5 to 15 years. Amortization on intangible assets recognized for the years ending December 31, 2005, 2004, and 2003 was $7,431, and $4,043, and $2,701, respectively. We estimate our intangible asset amortization will be $8,084 in both 2006 and 2007; $7,592 in 2008; and $6,297 in both 2009 and 2010. The following table sets forth balances of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Net Balance
	(Amounts in thousands)
Intangible assets:
Contract rights and licenses	$93,403	$15,902	$77,501
Provider network	4,529	375	4,154

Balance at December 31, 2005	$97,932	$16,277	$81,655

Intangible assets:
Contract rights	$62,322	$8,793	$53,529
Provider network	850	53	797

Balance at December 31, 2004	$63,172	$8,846	$54,326

The changes in the carrying amount of goodwill are as follows:

Balance as of January 1 and December 31, 2004	$44,401
Adjustment to goodwill related to acquisition of Health Care Horizons, Inc. during 2004	(1,142)

Balance at December 31, 2005	$43,259

5. Property and Equipment

A summary of property and equipment is as follows:

	December 31
	2005	2004
Land	$3,000	$3,000
Building and improvements	15,474	13,735
Furniture, equipment and automobiles	24,873	17,643
Capitalized computer software costs	10,206	5,868

	53,553	40,246
Less accumulated depreciation and amortization	(21,759)	(14,420)

Property and equipment, net	$31,794	$25,826

Depreciation expense recognized for the years ended December 31, 2005, 2004, and 2003 was $7,694, $4,826 and $3,632, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Related Party Transactions

We lease two medical clinics from the Molina Family Trust. These leases have five five-year renewal options. In May 2001, we entered into a similar agreement with the Molina Siblings Trust for the lease of another medical clinic, which we also use as a backup data center. In December 2004, we purchased this clinic from the Molina Siblings Trust for $1,850. Rental expense for these leases totaled $96, $367, and $383 for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, minimum future lease payments for the two remaining leased clinics consist of the following:

Year ending December 31
2006	$97
2007	97
2008	97
2009	97
2010	24
Thereafter	—

Total minimum lease payments	$412

During the second quarter of 2005 we made an equity investment of approximately $1,600 (included in other assets) in a medical service provider that provides certain vision services to our members. Upon the achievement by the medical service provider of certain benchmarks prior to December 31, 2006 we are obligated to invest an additional $1,900. We account for this investment under the equity method of accounting as we have an ownership interest in the investee in excess of 20%. Equity income in 2005 was insignificant. Medical service fees to this provider totaled $3,440 in 2005.

During the second half of 2005, we reimbursed certain medical claims in the aggregate amount of approximately $375 with Pacific Hospital of Long Beach, a non-contracted provider. Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. The claims submitted to us by Pacific Hospital were reimbursed at prevailing market rates.

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

7. Long-Term Debt

On March 9, 2005, we entered into an amended and restated five-year secured credit agreement for a $180,000 revolving credit facility with a syndicate of lenders. The credit facility will be used for working capital

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and general corporate purposes. This credit facility replaced the $75,000 facility that we entered into on March 19, 2003. We incurred approximately $3,047 in related fees, which were capitalized as deferred financing cost (in other assets) to be amortized over the term of the new credit facility.

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

At June 30, 2005, we were not in compliance with certain financial ratio covenants, constituting an event of default under the credit agreement. In October 2005, we entered into an amendment and waiver pursuant to which the lenders waived the event of default under the credit agreement, including the financial covenants. In connection with the amendment and waiver we incurred fees of $483, which were capitalized as deferred financing cost to be amortized over the remaining term of the credit facility.

The amended credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The credit agreement also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.00 to 1.00 at any time and a fixed charge coverage ratio of 1.75 to 1.00 for the quarter ended September 30, 2005 and thereafter ranging from 1.20 to 1:00 for the quarter ended June 30, 2006 up to 3.00 to 1.00 for all quarters ending after December 31, 2008. At December 31, 2005, we were in compliance with all financial covenants in the credit agreement.

At December 31, 2005 and 2004, no amounts were outstanding under the credit facility.

In December 2004, we issued a mortgage note in the amount of $1,302 in connection with the purchase of a medical clinic from a related party (see Note 6. Related Party Transactions). In December 2005, we repaid the note in full.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

The provision for income taxes was as follows:

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$13,906	$28,635	$22,695
State	879	1,102	1,302

Total current	14,785	29,737	23,997
Deferred:
Federal	1,404	1,822	14
State	66	353	(115)

Total deferred	1,470	2,175	(101)

Total provision for income taxes	$16,255	$31,912	$23,896

A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:

	Year ended December 31,
	2005	2004	2003
Taxes on income at statutory federal tax rate	$15,348	$30,691	$23,245
State income taxes, net of federal benefit	614	946	771
Other	293	275	(120)

Reported income tax expense	$16,255	$31,912	$23,896

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

At December 31, 2005, the Company has federal and state net operating loss carryforwards of $791 and $4,639, respectively. Both the federal and state net operating losses begin expiring in 2011.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net deferred income tax assets and liabilities were as follows:

	December 31
	2005	2004
Accrued expenses	$1,072	$1,005
Reserve liabilities	158	1,442
State taxes	93	887
Net operating losses	75
Other, net	941	647

Deferred tax asset—current	2,339	3,981
Net operating losses	587	277
State taxes	421	—
Depreciation and amortization	(6,822)	(6,898)
Deferred compensation	1,113	965
Other accrued medical costs	97	90
Other, net	(192)	251

Deferred tax liability—long term	(4,796)	(5,315)

Net deferred income tax liabilities	$(2,457)	$(1,334)

9. Employee Benefits

We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plan totaled $1,633, $1,387 and $1,120 in the years ended December 31, 2005, 2004, and 2003, respectively.

10. Commitments and Contingencies

Leases

We lease office space, clinics, equipment, and automobiles under agreements that expire at various dates through 2012. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases (including related parties) consist of the following approximate amounts:

Year ending December 31
2006	$9,556
2007	9,304
2008	8,690
2009	7,651
2010	6,556
Thereafter	6,088

Total minimum lease payments	$47,845

Rental expense related to these leases totaled $9,505, $7,416 and $5,771 for the years ended December 31, 2005, 2004, and 2003, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal

Employment Agreements

Agreements

During 2001 and 2002, we entered into employment agreements with five executives with initial terms of one to three years, subject to automatic one-year extensions thereafter. The agreements currently provide for annual base salaries of $1,955 in the aggregate plus a Target Bonus, as defined. In most cases, should the executive be terminated without cause or resign for good reason before a Change of Control, as defined, we will pay one year’s base salary and Target Bonus for the year of termination, in addition to full vesting of 401(k) employer contributions and stock options, and continued health and welfare benefits for the earlier of 18 months or the date the executive receives substantially similar benefits from another employer. If any of the executives are terminated for cause, no further payments are due under the contracts.

In most cases, if termination occurs within two years following a Change of Control, the employee will receive two times their base salary and Target Bonus for the year of termination in addition to full vesting of 401(k) employer contributions and stock options and continued health and welfare benefits for the earlier of three years or the date the executive receives substantially similar benefits from another employer.

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

Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired our common stock between November 3, 2004 and July 20, 2005. The class action complaints purport to allege claims against Molina Healthcare, Inc., J. Mario Molina, John C. Molina, and other officers, directors, and employees for alleged violations of the Securities Exchange Act of 1934 arising out of our issuance and subsequent revision of earnings guidance for the 2005 fiscal year. The class action complaints have been consolidated into a single consolidated action, Case No. CV 05-5460 GPS (SHx) (the “Class Action”). A lead plaintiff has been appointed in the Class Action, and the deadline to file an Amended and Restated Complaint is March 14, 2006. The Class Action is in the early stages, and no prediction can be made as to the outcome. We believe the Class Action is without merit and intend to defend against it vigorously.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of Molina Healthcare, Inc against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, insider trading, and gross negligence in connection with our issuance and subsequent revision of our earnings guidance for the 2005 fiscal year. On February 7, 2006, the state court ordered that the Derivative Action be stayed pending the outcome of the Class Action. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8,000. The parties have agreed to present their arguments in phases. The first phase of the arbitration, comprising approximately $3,000 of the total demand, concluded in December 2005. At that time, Tenet was awarded approximately $1,700 by the arbitrator. We paid the award in January 2006. This amount is in addition to approximately $0.33 million we paid earlier in the fourth quarter of 2005 to settle a portion of the claims included in the first phase of the arbitration. The parties are currently conducting the second phase of the arbitration. We believe that the California HMO has meritorious defenses to Tenet’s claims and we intend to vigorously defend this matter. Nevertheless, at December 31, 2005 we have recorded additional expense beyond the amount of $2,030 discussed above in connection with this matter. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows beyond the impact of the liability recorded at December 31, 2005 in connection with this matter.

Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named HMOs participating in the New Mexico Medicaid program as defendants, including the predecessor of the New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery has recently commenced. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, $4,459 remains in the indemnification escrow fund.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Los Angeles County Department of Health. The Los Angeles County Department of Health (Department of Health) has contacted our California HMO seeking additional or first-time reimbursement of claims for services ostensibly provided by Los Angeles County Hospitals to members of our California HMO that purportedly were not paid or were underpaid by us. The total amount claimed by the Department of Health in additional and first-time reimbursement is approximately $2,900. In February 2006, we settled this matter by payment to the Department of Health of an amount equal to the liability accrued for this matter on our consolidated balance sheet at December 31, 2005.

Other providers have also contacted us seeking additional compensation for claims that we believe to have been settled. These matters, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

During 2005, we recorded a charge of approximately $5,700 in connection with the anticipated settlement of certain claims made against us by various hospitals, including the Tenet arbitration and the Department of Health matters discussed above. Through February of 2006, we had paid approximately $3,300 of the total amount expensed in 2005 in connection with these matters.

Subscriber Group Claims

The United States Office of Personnel Management (OPM) has contacted our New Mexico HMO seeking repayment of approximately $3,800 in premiums paid by OPM on behalf of Federal employees for the years 1999, 2000 and 2002. OPM is also seeking recovery of approximately $500 in interest in connection with this matter. OPM is asserting that it did not receive rate discounts equivalent to the largest discount given by the New Mexico HMO for Similar Sized Subscriber Groups, as required by the New Mexico HMO’s agreement with OPM, during the years in question. We have evaluated the claim and concluded that any liability we may have regarding this matter, if such liability exists, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our HMO subsidiaries operating in California, Indiana, Michigan, New Mexico, Ohio, Washington and Utah. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of loans, advances or cash dividends was $155,900 at December 31, 2005 and $130,000 at December 31, 2004. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, Indiana., New Mexico, Ohio, Washington and Utah have adopted these rules, which may vary from state to state. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.

As of December 31, 2005, our HMOs had aggregate statutory capital and surplus of approximately $160,251, compared with the required minimum aggregate statutory capital and surplus of approximately $118,303. All of our HMOs were in compliance with the minimum capital requirements at December 31, 2005.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2005, we issued options to purchase 125,600 shares (of which 1,800 were subsequently forfeited) at an estimated fair value of $2,695. Also during the year ended December 31, 2005, we awarded stock grants for 77,930 shares with a fair value at the date of grant of $3,395. During 2005 we recognized $1,283 in compensation expense in connection with stock grants issued in 2005 and 2004.

During the year ended December 31, 2004, we issued options to purchase 302,200 shares (of which 45,768 were forfeited at December 31, 2005) at an estimated fair value of $3,960. Also during the year ended December 31, 2004, we awarded stock grants for 51,000 shares with a fair value at the date of grant of $1,908. During 2004 we recognized $179 in compensation expense in connection with stock grants issued in 2004.

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

In July 2002, we adopted the 2002 Employee Stock Purchase Plan (Purchase Plan) which provides for the issuance of up to 600,000 common shares. The Purchase Plan was effective upon the effectiveness of our initial public offering of common stock in July of 2003. Beginning January 1, 2004, and each year thereafter, shares

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible for issuance will automatically increase by the lesser of 6,000 shares or 1% of total outstanding capital stock on a fully diluted basis. During each six-month offering period, eligible employees may purchase common shares at 85% of their fair market value through payroll deductions. Each eligible employee is limited to a maximum purchase of $25 (as measured by the fair value of the stock acquired) per year. Shares issued pursuant to the Purchase Plan during the years ended December 31, 2005, 2004 and 2003 were 36,213; 37,050 and 80,130, respectively.

Through July 2, 2003, 632,840 of outstanding options were granted with exercise prices below fair value. Upon the effectiveness of our initial public offering of common stock in July 2003, all outstanding options vested immediately and all deferred stock-based compensation was expensed immediately. Additionally, the liability for stock-based compensation expense was reclassified to paid-in-capital. Compensation expense recognized in the consolidated statements of income in connection with these options was $1,236 for the year ended December 31, 2003.

Pro forma information regarding net income (loss) and earnings (loss) per share, as presented in Note 2, “Significant Accounting Policies,” is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement upon its initial effective date. The fair value for these options was estimated at the date of grant using a minimum value option-pricing model for grants made prior to our initial public offering in July 2003 and a Black-Scholes option-pricing model for grants made subsequent to our initial public offering with the following weighted-average assumptions: a risk-free interest rate of 4.11% in 2005; 4.15% in 2004 and 3.78% in 2003; expected stock process volatility of 53.2% in 2005 and 51.2% in 2004 (volatility is not applicable in 2003 as no grants were made that were subject to the Black-Scholes option-pricing model); dividend yield of 0% and expected option lives of 60 months.

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

Stock option activity and related information is as follows:

	Year ended December 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	694,452	$14.64	797,200	$4.77	758,360	$3.57
Granted	125,600	42.61	302,200	26.80	70,000	16.98
Exercised	128,871	6.28	390,608	4.00	25,400	2.83
Forfeited	42,468	26.13	14,340	11.91	5,760	4.50

Outstanding at end of year	648,713	20.97	694,452	14.64	797,200	4.77

Exercisable at end of year	340,178	9.95	417,352	6.59	797,200	4.77
Weighted average per option fair value of options granted during the year		21.45		13.10		5.35

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Number of Months)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$2.00 – 4.50	224,012	60	$3.54	224,012	$3.54
16.98 – 29.17	277,901	95	23.50	102,501	20.13
37.47 – 48.38	146,800	112	42.77	13,665	38.55

2.00 – 48.38	648,713	87	20.97	340,178	9.95

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

14. Subsequent Events

Michigan HMO (pending acquisition)

On January 26, 2006, we entered into a definitive Purchase Agreement with the shareholders of HCLB, Inc., a Michigan corporation (“HCLB”), to acquire all of the outstanding shares of HCLB capital stock. HCLB is the parent company of CAPE Health Plan, Inc., a Michigan corporation based in Southfield, Michigan. The purchase price under the Purchase Agreement is $41,600, subject to possible adjustments. In addition, as part of the purchase we will make a capital contribution to HCLB in the amount of $2,400. The Purchase Agreement is subject to customary closing conditions, including the obtaining of regulatory approval.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004.

	For the quarter ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Premium and other operating revenue	$392,187	$401,915	$425,943	$419,839
Operating income (loss) (a)	24,094	(6,773)	10,881	17,578
Income (loss) before income taxes	23,805	(7,591)	10,300	17,337
Net income (loss)	14,759	(4,706)	6,811	10,732
Net income (loss) per share:
Basic	$0.53	$(0.17)	$0.25	$0.39

Diluted	$0.53	$(0.17)	$0.24	$0.38

	For the quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Premium and other operating revenue	$219,163	$248,146	$329,727	$374,002
Operating income	16,752	19,434	25,089	26,288
Income before income taxes	17,659	19,157	24,810	26,059
Net income	11,098	11,950	16,439	16,286
Net income per share:
Basic	$0.44	$0.44	$0.60	$0.59

Diluted	$0.43	$0.43	$0.59	$0.58

(a)	During the second quarter of 2005, we experienced a sharp and unexpected increase in claims expense. Approximately $13.4 million of the increase in claims expense was for adverse out-of-period claims development, substantially all of which related to the first quarter of 2005. The effect of this item was to reduce second quarter earnings per diluted share by $0.30.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Condensed Financial Information of Registrant

Following are the condensed balance sheets of the Registrant as of December 31, 2005 and 2004, and the statements of income and cash flows for each of the three years in the period ended December 31, 2005.

Condensed Balance Sheets

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,736	$4,250
Investments	25,723	50,143
Deferred income taxes	80	617
Due from affiliates	15,276	7,794
Income tax receivable	4,973	160
Prepaid and other current assets	7,298	5,806

Total current assets	56,086	68,770
Property and equipment, net	21,232	15,441
Investment in subsidiaries	292,074	252,737
Advances to related parties and other assets	7,463	3,661

Total assets	$376,855	$340,609

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$10,196	$4,758
Current maturities of long-term debt	—	18

Total current liabilities	10,196	4,776
Deferred income taxes, long-term	295	952
Long-term debt, less current maturities	—	1,284
Other long-term liabilities	3,514	2,975

Total liabilities	14,005	9,987
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding:—27,792,360 shares at December 31, 2005 and 27,602,443 shares at December 31, 2004	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	162,693	157,666
Accumulated other comprehensive loss, net of tax	(629)	(234)
Retained earnings	221,148	193,552
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	362,850	330,622

Total liabilities and stockholders’ equity	$376,855	$340,609

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Income

	Year ended December 31,
	2005	2004	2003
Revenue:
Management fees	$81,694	$52,039	$41,685
Other operating revenue	139	134	—
Investment income	1,436	1,753	788

Total revenue	83,269	53,926	42,473
Expenses:
Medical care costs	16,455	12,063	9,124
Salary, general and administrative expenses	61,111	32,569	24,538
Depreciation and amortization	6,169	3,681	2,669

Total expenses	83,735	48,313	36,331

Operating income (loss)	(466)	5,613	6,142
Other income (expense):
Interest expense	(1,426)	(1,013)	(1,110)
Other, net	—	544	—

Total other expense	(1,426)	(469)	(1,110)

Income (loss) before income taxes and equity in net income of subsidiaries	(1,892)	5,144	5,032
Provision for income taxes	502	931	1,542

Net income (loss) before equity in net income of subsidiaries	(2,394)	4,213	3,490
Equity in net income of subsidiaries	29,990	51,560	39,027

Net income	$27,596	$55,773	$42,517

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
Operating activities
Cash provided by operating activities	$6,709	$11,492	$5,609
Investing activities
Net dividends from and capital contributions to subsidiaries	1,110	(21,694)	2,743
Purchases of investments	(17,772)	(383,246)	(182,673)
Sales and maturities of investments	42,119	417,681	98,027
Cash paid in purchase transactions	(10,827)	(76,403)	—
Purchases of equipment	(11,960)	(9,429)	(7,182)
Changes in amounts due to and due from affiliates	(7,482)	272	(9,249)
Change in other assets and liabilities	(451)	2,625	(1,964)

Net cash used in investing activities	(5,263)	(70,194)	(100,298)
Financing activities
Issuance of common stock	—	47,282	119,583
Issuance (repayment) of mortgage note	(1,302)	1,302	—
Payment of credit facility fees	(3,530)	—	(1,887)
Borrowings under credit facility	3,100	—	8,500
Repayments under facility	(3,100)	—	(8,500)
Purchase and retirement of common stock	—	—	(19,610)
Proceeds from exercise of stock options and employee stock purchases	1,872	2,500	1,264
Cash dividends declared	—	—	(20,390)

Net cash provided by financing activities	(2,960)	51,084	78,960

Net (decrease) increase in cash and cash equivalents	(1,514)	(7,618)	(15,729)
Cash and cash equivalents at beginning of year	4,250	11,868	27,597

Cash and cash equivalents at end of year	$2,736	$4,250	$11,868

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

Note B—Transactions with Subsidiaries

The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education,

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2005, 2004, and 2003 for these services totaled $81,694, $52,039 and $41,685, respectively, which are included in operating revenue.

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

Note C—Capital Contribution and Dividends

During 2005, 2004, and 2003, the Registrant received dividends from its subsidiaries totaling $29,000, $4,850 and $12,200, respectively. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries.

During 2005, 2004, and 2003, the Registrant made capital contributions to certain subsidiaries totaling $27,890, $26,544, and $9,457 respectively, primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries.

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

In December 2004 we issued a mortgage note in the amount of $1,302 in connection with the purchase of a medical clinic from a related party, the Molina Siblings Trust. This facility also serves as our backup data center. Total purchase price for the facility was $1,850. In December 2005 we repaid the note in full.

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

Changes in Internal Controls: There were no changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP; the independent registered public accounting firm who also audited the company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the company’s internal control over financial reporting appears on the page immediately following.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Molina Healthcare, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Molina Healthcare, Inc. (the company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Molina Healthcare, Inc. and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 24, 2006

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item with respect to our executive officers is set forth in Part I of this report. The other information required under this Item will be incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the captions “Election of Directors,” “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and controller. The code of ethics is posted on our website at www.molinahealthcare.com. Any amendments to, or waivers of, this code of ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required under this Item will be incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item will be incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13. Certain Relationships and Related Transactions

The information required under this Item will be incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the captions “Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accountant Fees and Services

The information required under this Item will be incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Disclosure of Auditor Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The consolidated financial statements and exhibits listed below are filed as part of this report.

(1) The company’s consolidated financial statements, the notes thereto and the report of the Registered Public Accounting Firm are on pages 43 through 79 of this Annual Report on Form 10-K and are incorporated by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—At December 31, 2005 and 2004

Consolidated Statements of Operations—Years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

Reference is made to the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2006.

MOLINA HEALTHCARE, INC.

By:	/S/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D. Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH M. MOLINA, M.D. Joseph M. Molina, M.D.	Director, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2006

/S/ JOHN C. MOLINA, J.D. John C. Molina, J.D.	Director, Executive Vice President, Financial Affairs, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2006

/S/ JOSEPH W. WHITE, CPA Joseph W. White, CPA	Vice President, Accounting (Principal Accounting Officer)	March 14, 2006

/S/ JOHN P. SZABO John P. Szabo	Director	March 14, 2006

/S/ CHARLES Z. FEDAK, CPA Charles Z. Fedak, CPA	Director	March 14, 2006

/S/ SALLY K. RICHARDSON Sally K. Richardson	Director	March 14, 2006

/S/ RONNA ROMNEY Ronna Romney	Director	March 14, 2006

/S/ FRANK E. MURRAY, M.D. Frank E. Murray, M.D.	Director	March 14, 2006

/S/ STEVEN ORLANDO Steven Orlando	Director	March 14, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to registrant’s Current Report on Form 8-K, filed September 23, 2003 (Number 1-31719)).

3.3	Form of share certificate for common stock (incorporated by reference to Exhibit 3.5 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.1	Medi-Cal Agreement between Molina Medical Centers and the California Department of Health Services dated April 2, 1996, as amended (incorporated by reference to Exhibit 10.1 to registrant’s Registration Statement on Form S-1 (Number 333-102268)).

10.2*	Health Services Agreement between Foundation Health, and Molina Medical Centers dated February 1, 1996, as amended (incorporated by reference to Exhibit 10.2 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.3	Contract Between Molina Healthcare of Michigan, Inc. and the State of Michigan effective October 1, 2000, as amended (incorporated by reference to Exhibit 10.3 to registrant’s Registration Statement on Form S-1 (Number 333-102268)).

10.4*	HMO Contract between American Family Care and the Utah Department of Health effective July 1, 1999, as amended (incorporated by reference to Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.5*	Memorandum of Understanding between Molina Healthcare of Utah, Inc. and the Utah Department of Public Health effective July 1, 2002 (incorporated by reference to Exhibit 10.5 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.6	2003-2005 Contract for Healthy Options and State Children’s Health Insurance Plan between Molina Healthcare of Washington, Inc. and the State of Washington Department of Social and Health Services effective January 1, 2002, as amended (incorporated by reference to Exhibit 10.6 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)).

10.7	Employment Agreement with J. Mario Molina, M.D. dated January 2, 2002 (incorporated by reference to Exhibit 10.7 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.8	Employment Agreement with John C. Molina, J.D. dated January 1, 2002 (incorporated by reference to Exhibit 10.8 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.9	Employment Agreement with Mark L. Andrews, Esq. dated December 1, 2001 (incorporated by reference to Exhibit 10.9 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.10	Employment Agreement with George S. Goldstein, PhD. dated July 30, 1999 (incorporated by reference to Exhibit 10.10 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.11	Employment Agreement with M. Martha Bernadett, M.D. dated January 1, 2002 (incorporated by reference to Exhibit 10.11 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.12	2000 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.12 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

Exhibit Number		Description of Exhibit
10.13		2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.14		2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.15		Credit Agreement dated as of March 19, 2003 (incorporated by reference to Exhibit 10.15 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.16	*	Amendment to Health Services Agreement effective October 1, 2002 between Foundation Health and Molina Medical Centers dated February 1, 1996, as amended (incorporated by reference to Exhibit 10.18 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.17	*	Amendment to Health Services Agreement effective October 1, 2002 between Foundation Health and Molina Medical Centers dated February 1, 1996, as amended (incorporated by reference to Exhibit 10.19 to registrant’s Registration Statement on Form S-1 (Number 333-102268), as amended).

10.18		Amendment to Health Services Agreement effective October 28, 2003 between Foundation Health and Molina Medical Centers dated February 1, 1996, as amended (incorporated by reference to Exhibit 10.18 to registrant’s annual report on Form 10-K for the year ended December 31, 2003)).

10.19		Medicaid Managed Care Services Agreement between Molina Healthcare of New Mexico, Inc. and the State of New Mexico Human Services Department, as amended (incorporated by reference to Exhibit 10.19 to registrant’s annual report on Form 10-K filed March 8, 2005).

10.20		Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare, Inc., as the Borrower, certain lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed March 10, 2005).

10.21		First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of October 5, 2005, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed October 13, 2005).

10.22		Medicaid Managed Care Services Agreement between Molina Healthcare of New Mexico, Inc. and the State of New Mexico Human Services Department (incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed August 9, 2005).

10.23		Agreement between the California Department of Health Services and Molina Healthcare of California regarding the Geographic Managed Care Program in San Diego County as transferred and assigned by Sharp Health Plan and Universal Care, Inc. (incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed August 9, 2005).

10.24		Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed August 9, 2005).

10.25		Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed August 9, 2005).

10.26		Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed August 9, 2005).

10.27		Contract Amendment effective as of July 1, 2005 between Molina Healthcare of Utah and the Utah Department of Health (incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed November 7, 2005).

Exhibit Number	Description of Exhibit
21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit are subject to an order granting confidential treatment by the Securities and Exchange Commission pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.