Form 10-Q
period 2006-03-31
MOLINA HEALTHCARE INC
filed 2006-05-10
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of May 8, 2006, was 27,935,134.

MOLINA HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Item 1:                                   Financial Statements.

MOLINA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2006	December 31 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,347	$249,203
Investments	101,690	103,437
Receivables	73,884	70,532
Income tax receivable	—	3,014
Deferred income taxes	3,039	2,339
Prepaid and other current assets	9,615	10,321
Total current assets	476,575	438,846
Property and equipment, net	32,716	31,794
Goodwill and intangible assets, net	122,893	124,914
Restricted investments	18,205	18,242
Other assets	8,804	8,018
Total assets	$659,193	$621,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$235,579	$217,354
Accounts payable and accrued liabilities	29,670	31,457
Deferred revenue	6,248	803
Income taxes payable	3,588	—
Total current liabilities	275,085	249,614
Deferred income taxes	3,657	4,796
Other long-term liabilities	4,488	4,554
Total liabilities	283,230	258,964

Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 27,935,134 shares at March 31, 2006 and 27,792,360 shares at December 31, 2005	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	167,235	162,693
Accumulated other comprehensive loss	(648)	(629)
Retained earnings	229,738	221,148
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)
Total stockholders’ equity	375,963	362,850
Total liabilities and stockholders’ equity	$659,193	$621,814

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three months ended March 31
	2006	2005
Revenue:
Premium revenue	$449,294	$392,187
Investment income	4,082	1,765
Total revenue	453,376	393,952
Expenses:
Medical care costs:
Medical services	74,858	63,667
Hospital and specialty services	262,870	226,532
Pharmacy	45,519	42,915
Total medical care costs	383,247	333,114
Salary, general and administrative expenses	51,213	33,546
Depreciation and amortization	4,762	3,198
Total expenses	439,222	369,858
Operating income	14,154	24,094
Other expense:
Interest expense	(414)	(289)
Total other expense	(414)	(289)
Income before income taxes	13,740	23,805
Provision for income taxes	5,150	9,046
Net income	$8,590	$14,759
Net income per share:
Basic	$0.31	$0.53
Diluted	$0.31	$0.53
Weighted average shares outstanding:
Basic	27,855	27,616
Diluted	28,141	27,964

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three months ended March 31
	2006	2005
Operating activities
Net income	$8,590	$14,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,762	3,198
Amortization of credit facility fees	211	734
Deferred income taxes	(1,835)	1,472
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	—	1,021
Stock-based compensation	1,227	175
Changes in operating assets and liabilities:
Receivables	(3,352)	(8,685)
Prepaid and other current assets	706	478
Medical claims and benefits payable	18,225	(4,645)
Accounts payable and accrued liabilities	391	(4,694)
Deferred revenue	5,445	—
Income taxes payable or receivable	6,602	(1,374)
Net cash provided by operating activities	40,972	2,439
Investing activities
Purchases of equipment	(3,663)	(2,189)
Purchases of investments	(34,015)	(3,969)
Sales and maturities of investments	35,739	18,935
(Increase) decrease in restricted cash	37	(41)
Increase (decrease) in other long-term liabilities	(66)	366
Increase in other assets	(997)	(4,633)
Net cash provided by (used in) investing activities	(2,965)	8,469
Financing activities
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	467	—
Proceeds from exercise of stock options and employee stock purchases	670	386
Borrowings under credit facility	—	3,100
Principal payments on capital lease obligation and mortgage note	—	(40)
Net cash provided by financing activities	1,137	3,446
Net increase in cash and cash equivalents	39,144	14,354
Cash and cash equivalents at beginning of period	249,203	228,071
Cash and cash equivalents at end of period	$288,347	242,425
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$1	7,922
Interest	$414	226
Schedule of non-cash investing and financing activities:
Change in unrealized gain on investments	$(23)	$(382)
Deferred taxes	4	147
Change in net unrealized gain on investments	$(19)	(235)

Value of stock issued for employee compensation earned in previous year	$2,178	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data)

(unaudited)

March 31, 2006

1. The Reporting Entity

Molina Healthcare, Inc. (the Company) is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. We were founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, we began operating as a health maintenance organization (HMO). We operate our HMO business through subsidiaries in California (California HMO), Indiana (Indiana HMO), Michigan (Michigan HMO), New Mexico (New Mexico HMO), Ohio (Ohio HMO), Utah (Utah HMO) and Washington (Washington HMO).

2. Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2005. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2005 audited financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our December 31, 2005 audited financial statements.

The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2006.

Stock-Based Compensation

At March 31, 2006, we had two stock-based employee compensation plans: the 2000 Omnibus Stock and Incentive Plan, and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan is frozen. Common shares issued pursuant to the exercise of stock options for the three months ended March 31, 2006 and 2005 were 333,852 and 65,665, respectively.

Through December 31, 2005, we accounted for stock-based compensation under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options was reflected in net income and was measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. At December 31, 2005, we had adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

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

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method. Our adoption of SFAS 123R reduced net income for the quarter ended March 31, 2006 by approximately $509, or $.02 per basic and diluted share.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148 for the three months ended March 31, 2005:

Three months ended March 31, 2005
Net income, as reported	$14,759
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for all awards	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards	(237)
Net adjustment	(237)
Net income, as adjusted	$14,522
Earnings per share:
Basic—as reported	$.53
Basic—as adjusted	$.53
Diluted—as reported	$.53
Diluted—as adjusted	$.52

The following table illustrates the components of our stock-based compensation expense (net of tax) for the three months ended March 31, 2006 and 2005 as reported in the Condensed Consolidated Statements of Income:

	Three months ended March 31,
	2006	2005
Stock options	$509	$—
Stock grants	257	109
Total stock-based compensation expense	$766	$109

The recognition and measurement of stock grants is the same under APB Opinion No. 25 and SFAS No. 123, Accounting for Stock Based Compensation. The related expenses for the fair value of stock grants were charged to salary, general and administrative expenses and are included in net income, as reported in the pro forma net income table above.

Option activity for the three months ended March 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (months)
Outstanding as of December 31, 2005	651,047	$20.98
Granted	333,852	28.65
Exercised	(63,472)	10.57
Forfeited	(18,000)	44.29
Outstanding as of March 31, 2006	903,427	$23.78	$8,420	97
Exercisable as of March 31, 2006	379,458	$14.01	$7,384	76

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; expected volatility of 53.2%; risk-free interest rate of 4.5% and expected lives of 6.0 years for the three months ended March 31, 2006. No options were granted during the three months ended March 31, 2005.

For the three months ended March 31, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. For the three months ended March 31, 2006, expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase our common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues.

The weighted-average fair value of options granted during the three months ended March 31, 2006 was $12.72. The total intrinsic value of options exercised during the three months ended March 31, 2006 and March 31, 2005 was $2,799 and $1,255, respectively.

Non-vested restricted stock and restricted stock unit activity for the three months ended March 31, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2005	98,497	$41.75
Granted	7,115	29.14
Vested	(3,315)	39.81
Forfeited	(8,000)	44.55
Non-vested balance as of March 31, 2006	94,297	$40.63

As of March 31, 2006 there was $5,530 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of two years.

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended March 31
	2006	2005
Shares outstanding at the beginning of the period	27,792,360	27,602,000
Weighted average number of shares issued for stock options, stock grants and employee stock purchases	62,556	14,000
Denominator for basic earnings per share	27,854,916	27,616,000
Dilutive effect of employee stock options	285,854	348,000
Denominator for diluted earnings per share	28,140,770	27,964,000

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

Reclassifications

Certain amounts for 2005 have been reclassified to conform to the 2006 presentation.

3. Loss Contract Charge

In connection with the sale by our New Mexico HMO of certain commercial employer group contracts to another health plan on August 1, 2004, our New Mexico HMO entered into a transition services agreement (the TSA). The TSA requires the New Mexico HMO to provide certain administrative services in support of the commercial membership through the date of each member group’s renewal. In exchange for those services, the New Mexico HMO is compensated by the buyer at a specific amount per member per month. The New Mexico HMO entered into the TSA as an inducement to the buyer to purchase the commercial membership, and anticipated that the TSA would be unprofitable. Effective with the implementation of the TSA (August 1, 2004), the New Mexico HMO recorded a liability for the costs of the run out of the commercial business of $2,640, the bulk of which consisted of anticipated losses under the TSA. During the second quarter of 2005, that reserve was exhausted. We anticipated that we would continue to provide services under the TSA through December 31, 2005 at a net cost of $939 and recorded a loss contract charge for that amount at June 30, 2005. At March 31, 2006 only insignificant run out services remained to be performed under the TSA. A summary of activity for the net liability for termination of commercial operations for the period July 1, 2004 through March 31, 2006 follows:

Net liability for termination of commercial operations at July 1, 2004	$2,640
Revenue earned on transition services agreement	1,888
Costs incurred in providing transition services	(5,317)
Additional loss contract charge expensed in 2005	939
Net liability for termination of commercial operations at March 31, 2006	$150

4. Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary comprise the following:

	March 31, 2006	December 31, 2005
California HMO	$15,859	$19,952
Utah HMO	42,015	32,929
Washington HMO	6,002	7,486
Other	10,008	10,165
Total receivables	$73,884	$70,532

Substantially all receivables due our California HMO at March 31, 2006 and December 31, 2005 were collected in April and January of 2006, respectively.

Our agreement with the state of Utah calls for the reimbursement of our Utah HMO for medical costs incurred in serving our members plus an administrative fee of 9% of medical costs and all or a portion of any cost savings realized, as defined in the agreement. Our Utah HMO bills the state of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the state of Utah includes: 1) amounts billed to the state for actual paid health care claims plus administrative fees; 2) amounts estimated to be due under the savings sharing provision of the agreement; and 3) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid.

5. Other Assets

Other assets at March 31, 2006 included an equity investment of approximately $1,600 in a medical services provider that provides medical services to the Company’s members as well as deferred financing costs associated with our secured credit agreement and certain investments held in connection with our deferred employee compensation program. A liability approximately equal to the assets held in connection with our deferred employee compensation program is included in other long-term liabilities.

6. Long-Term Debt

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

Borrowings under the credit facility are based, at our election, on the London interbank deposit, or LIBOR, rate or the base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.5% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the credit facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated EBITDA. The applicable margins range between 1.00% and 1.75% for LIBOR loans and between 0% and 0.75% for base rate loans. The commitment fee ranges between 0.375% and 0.500%. In addition, we will pay a fee for each letter of credit issued under the credit facility equal to the applicable margin for LIBOR loans and a customary fronting fee.

As with our prior credit facility, our obligations under the amended and restated credit facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Indiana, Michigan, New Mexico, Utah, and Washington HMO subsidiaries, and our Molina Healthcare Insurance Company subsidiary.

The amended credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The credit agreement also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.00 to 1.00 at any time and a fixed charge coverage ratio of 1.75 to 1.00 for the quarter ended March 31, 2005 and thereafter ranging from 1.20 to 1:00 for the quarter ended June 30, 2006 up to 3.00 to 1.00 for all quarters ending after December 31, 2009. At March 31, 2006, we were in compliance with all financial covenants in the credit agreement.

At March 31, 2006 and December 31, 2005, we had no balances outstanding under the credit facility.

7. Commitments and Contingencies

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

Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired Company stock between November 3, 2004 and July 20, 2005. The class action complaints were consolidated into a single consolidated action, Case No. CV 05-5460 GPS (SHx) (the “Class Action”), and a lead plaintiff was appointed. On March 13, 2006, the lead plaintiff filed its consolidated complaint. The consolidated complaint purports to allege claims against Molina Healthcare, Inc., J. Mario Molina, John C. Molina, and Joseph W. White for alleged violations of the Securities Exchange Act of 1934 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On May 1, 2006, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The lead plaintiff has until June 15, 2006 to file a response to the motion to dismiss. The Class Action is in the early stages, and no prediction can be made as to the outcome.

On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of the Company against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the Class Action. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8,000. The parties have agreed to present their arguments in phases. The first phase of the arbitration, comprising approximately $3,000 of the total demand, concluded in December 2005. At that time, Tenet was awarded approximately $1,700 by the arbitrator. We paid the award in January 2006. This amount is in addition to approximately $330 we paid earlier in the fourth quarter of 2005 to settle a portion of the claims included in the first phase of the arbitration. The parties are currently conducting the second phase of the arbitration. We believe that the California HMO has meritorious defenses to Tenet’s claims and we intend to vigorously defend this matter. Nevertheless, at December 31, 2005, we had recorded additional expense beyond the amount of $2,030 discussed above in connection with this matter. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows beyond the impact of the liability recorded in connection with this matter.

Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named HMOs participating in the New Mexico Medicaid program as defendants, including the predecessor of the New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery has recently commenced. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order indemnify our New Mexico

HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, $4,443 remains in the indemnification escrow fund.

Antelope Valley. On May 1, 2006, Antelope Valley Healthcare District (“Antelope Valley”) filed a complaint in Los Angeles County Superior Court against our California HMO. To date, our California HMO has not been served with the complaint. The complaint alleges claims for breach of contract, breach of implied contract, quantum meruit, unfair business practice, and declaratory relief related to the payment of emergency room claims for Molina members who sought treatment at Antelope Valley facilities from January 2002 to the present. Antelope Valley alleges that the emergency room claims, which our California HMO paid in accordance with its Medicaid contract with the California Department of Health Services and Title 22 of the California Code of Regulations, Section 53855, were underpaid. The complaint seeks damages in the amount of $2,001, plus interest and attorney fees. The Antelope Valley matter is in the early stages, and no prediction can be made as to the outcome.

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

Providers have contacted us seeking additional compensation for claims that we believe to have been settled. These matters, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our seven HMO subsidiaries operating in California, Indiana, Michigan, New Mexico, Ohio, Utah, and Washington. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transfered to us in the form of loans, advances, or cash dividends, was $167,936 at March 31, 2006 and $155,900 at December 31, 2005. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Washington, Indiana, Michigan, Ohio and Utah have adopted these rules (which vary from state to state). While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not given notice of any intention to do so. Such requirements, if adopted by California, may increase the minimum capital required by that state.

At March 31, 2006, our HMOs had aggregate statutory capital and surplus of approximately $171,800 compared with the required minimum aggregate statutory capital and surplus of approximately $118,300. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

8. Acquisitions

Michigan HMO (pending acquisition)

On January 26, 2006, we entered into a definitive Purchase Agreement with the shareholders of HCLB, Inc., a Michigan corporation (“HCLB”), to acquire all of the outstanding shares of HCLB capital stock. HCLB is the parent company of CAPE Health Plan, Inc., a Michigan corporation based in Southfield, Michigan. The purchase price under the Purchase Agreement is $41,600, subject to possible adjustments. In addition, as part of the purchase we will make a capital contribution to HCLB in the amount of $2,400. The Purchase Agreement is subject to customary closing conditions, including the obtaining of regulatory approval. We anticipate that the acquisition will close during the second quarter of 2006.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information made available below and elsewhere in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will” and similar expressions. These statements include, without limitation, statements about our anticipated financial performance, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•                  Uncertainty regarding our ability to control our medical costs and other operating expenses.

•                  Uncertainty regarding our ability to accurately estimate incurred but not reported medical care costs.

•                  Our dependence upon a relatively small number of government contracts and subcontracts for our revenue.

•                  Uncertainty regarding our ability to renew our government contracts.

•                  Government efforts to limit Medicaid expenditures.

•                  Uncertainty regarding high dollar claims.

•                  Changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations.

•                  Difficulties we encounter in managing, integrating, and securing our information systems.

•                  Difficulties we encounter in executing our acquisition strategy, including obtaining the necessary government approvals and business integration difficulties.

•                  Ineffective management of our growth.

•                  The superior financial resources of our competitors.

•                  Restrictions and covenants in our credit facility that may impede our ability to make or finance acquisitions and declare dividends.

•                  The implementation of rate increases.

•                  Uncertainty regarding our ability to enter into more favorable provider contracts.

•                  Risks associated with our start-up health plans and our Medicare Advantage special needs plans.

•                  Uncertainty regarding membership eligibility processes and methodologies.

•                  Our dependence upon certain key employees.

•                  Our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California.

•                  The existence of state regulations that may impair our ability to upstream cash from our subsidiaries.

•                  Demographic changes or changes in utilization patterns.

•                  Inherent uncertainties involving pending legal or administrative proceedings.

Investors should refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of certain risk factors which could materially affect our business, financial condition, or future results. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.

This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis appearing in our Report on Form 10-K for the year ended December 31, 2005.

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

We generate revenues primarily from premiums we receive from the states in which we operate. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. For the three months ended March 31, 2006, we received approximately 86.5% of our premium revenue as a fixed amount per member per month pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. Approximately 8.0% of our premium revenue in the three months ended March 31, 2006 was realized under a cost plus reimbursement agreement that our Utah HMO has with that state. We also received approximately 5.5% of our premium revenue for the three months ended March 31, 2006 in the form of birth payments (one-time payments for the delivery of children) from the Medicaid programs in Indiana, Michigan, New Mexico, Ohio and Washington. Such payments are recognized as revenue in the month the birth occurs. The state Medicaid programs periodically adjust premium rates.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state as of the dates indicated.

Market	As of March 31, 2006	As of December 31, 2005		As of March 31, 2005
California	312,000	321,000		254,000
Indiana	28,000	24,000		—
Michigan	143,000	144,000		157,000
New Mexico	59,000	60,000		61,000
Ohio	27,000	N/A	(1)	—
Utah	61,000	59,000		55,000
Washington	288,000	285,000		276,000
Total	918,000	893,000		803,000

(1) Enrollment in our Ohio HMO at December 31, 2005 was less than 250 members.

The following table details member months (defined as the aggregation of each month’s membership for the period) by state for the periods indicated:

	Three months ended March 31,		% of Increase
	2006	2005	(Decrease)
California	947,000	753,000	25.8%
Indiana	79,000	—	—
Michigan	431,000	471,000	(8.5)%
New Mexico	178,000	187,000	(4.8)%
Ohio	48,000	—	—
Utah	181,000	159,000	13.8%
Washington	868,000	823,000	5.5%
Total	2,732,000	2,393,000	14.2%

	Three months ended
	March 31, 2006	December 31, 2005		% of Increase (Decrease)
California	947,000	971,000		(2.5)%
Indiana	79,000	70,000		12.9%
Michigan	431,000	436,000		(1.1)%
New Mexico	178,000	181,000		(1.7)%
Ohio	48,000	N/A	(1)	—
Utah	181,000	176,000		2.8%
Washington	868,000	862,000		0.7%
Total	2,732,000	2,696,000		1.3%

(1) Enrollment in our Ohio HMO at December 31, 2005 was less than 250 members.

Our operating expenses include expenses related to the provision of medical care services and salary, general and administrative, or SG&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health care services and accurately predict costs incurred.

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals and providers of ancillary medical services, such as pharmacy, laboratory and radiology services. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services and compliance. Some of our primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while others are paid on a fee-for-service basis. Specialists and hospitals are paid for the most part on a fee-for-service basis. For the three months ended March 31, 2006, approximately 85.0% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic-related groups and case rates.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. We estimate our IBNR monthly based on a number of factors, including prior claims experience, inpatient hospital utilization data and prior authorization of medical services. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. We employ our own actuary and engage the service of independent actuaries as needed. We believe that our process for estimating IBNR is adequate, but all estimates are subject to uncertainties and our actual medical care costs have in the past exceeded such estimates. Our estimates of IBNR may be inadequate in the future, which would negatively affect our results of operations. Additionally, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the negative impact on our results of operations.

SG&A costs are largely comprised of wage and benefit costs for employees and other administrative expenses. Some SG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration and provider relations. Included in SG&A expenses are premium taxes for our California HMO (beginning July 1, 2005), Michigan HMO, New Mexico HMO, Ohio HMO and Washington HMO.

Results of Operations

The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium revenue earned and the cost of health care.

	Three Months Ended March 31,
	2006	2005
Premium revenue	99.1%	99.5%
Investment income	0.9%	0.5%
Total revenue	100.0%	100.0%
Medical care ratio	85.3%	84.9%
Salary, general and administrative expenses	11.3%	8.5%
Operating income	3.1%	6.1%
Net income	1.9%	3.7%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Income

Net income for the quarter ended March 31, 2006 was $8.6 million, or $0.31 per diluted share, compared with net income of $14.8 million, or $0.53 per diluted share, for the quarter ended March 31, 2005. The decrease in net income was primarily the result of an increase in medical care costs as a percentage of premium revenue (the medical care ratio) and an increase in salary, general and administrative expense as a percentage of total operating revenue (the administrative expense ratio).

Premium Revenue

Premium revenue for the first quarter of 2006 was $449.3 million, representing an increase of $57.1 million, or 14.6%, over 2005 premium revenue of $392.2 million. Membership growth resulting from acquisitions in California and from start-up operations in Indiana and Ohio was the primary driver of the increase in premium revenue.

Investment Income

Investment income increased by $2.3 million, or 131.3%, in the first quarter of 2006 as compared with 2005 as a result of higher invested balances and higher rates of return.

Medical Care Costs

Medical care costs as a percentage of premium revenue (the medical care ratio) increased to 85.3% in the first quarter of 2006 from 84.9% in the first quarter of 2005.

Medical care costs increased in absolute terms to $383.2 million in the first quarter of 2006 from $333.1 million in the first quarter of 2005. Hospital and specialty services and medical services costs increased as a percentage of premium revenue in the first quarter of 2006 when compared to the first quarter of 2005. Pharmacy costs decreased as a percentage of premium revenue, principally due to benefit changes in New Mexico effective July, 2005 and increased pharmacy rebates in Washington.

Sequentially, the medical care ratio increased to 85.3% in the first quarter of 2006 from 84.7% in the fourth quarter of 2005. We believe that the increase in the medical care ratio between the fourth quarter of 2005 and the first quarter of 2006 was primarily the result of normal seasonality in health care utilization and costs. We further believe that certain medical cost control initiatives undertaken since the second quarter of 2005 have begun to have a positive impact upon our medical care ratio. In particular, we believe that the following actions have helped to control medical costs in the first quarter of 2006:

•                  Utilization of more cost-effective hospitals where such facilities are available;

•                  Enhanced monitoring of utilization at hospitals where more cost-effective alternatives are not available;

•                  Increased investment in medical and utilization management resources;

•                  Implementation of risk sharing arrangements with state payors; and

•                  Increased oversight of the claims payment process.

Salary, General and Administrative Expenses

Salary, general and administrative expenses were $51.2 million for the first quarter of 2006, representing 11.3% of total revenue, as compared with $33.5 million, or 8.5% of total revenue, for the first quarter of 2005.

Core G&A (defined as SG&A expenses less premium taxes) increased to 8.5% of total revenue in the first quarter of 2006 as compared with 5.9% in the first quarter of 2005. Excluding advertising costs, stock compensation costs (principally the expensing of employee stock options), state insurance assessments and administrative costs of our Texas start-up, core G&A was 7.4% of total revenue for the first quarter of 2006 compared to 5.5% of total revenue for the first quarter of 2005. Our adoption of SFAS No. 123R, Share-Based Payment, effective January 1, 2006, reduced earnings per diluted share by approximately $0.02 in the first quarter of 2006.

The remaining increase in core G&A was primarily due to investments in infrastructure to support our medical cost and quality initiatives and the administrative expenses associated with the development of Medicare Advantage Special Needs Plans.

Interest expense

Interest expense increased to $0.4 million in the first quarter of 2006 from $0.3 million for the same period in 2005 due to increased credit facility fees and expenses.

Depreciation and Amortization

Depreciation and amortization expense increased to $4.8 million for the three month period ended March 31, 2006 from $3.2 million for the same period in 2005. Increased amortization expense due to our acquisitions in California (which closed on June 1, 2005) contributed $0.6 million in additional amortization. Depreciation increased as a result of investment in infrastructure, principally at our corporate offices.

Income Taxes

Income taxes were recognized in the first quarter of 2006 based upon an effective tax rate of 37.5% as compared with an effective tax rate of 38.0% in the first quarter of 2005. We believe that the most significant factor affecting our effective tax rate is the proportion of consolidated income earned by subsidiaries operating in states that impose premium taxes rather than income taxes.

Liquidity and Capital Resources

We generate cash from premium revenue, services provided on a fee-for-service basis at our clinics and investment income. Our primary uses of cash include the payment of expenses related to medical care services and SG&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

Our investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. At March 31, 2006, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. At March 31, 2006, our investments (all of which are classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Two professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the three months ended March 31, 2006 and 2005 was approximately 4.4% and 2.2%, respectively.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities.

Net cash provided by operating activities was $41.0 million for the three months ended March 31, 2006 and $2.4 million for the three months ended March 31, 2005. Although net income was substantially higher in 2005 than in 2006, more cash was provided by operating activities in 2006 than in 2005 due to the following factors:

•                  Changes in medical claims liabilities (a source of $18.2 million in 2006 compared to a use of $4.7 million in 2005);

•                  Changes in accounts receivable balances (a use of $3.4 million in 2006 compared to a use of $8.7 million in 2005);

•                  Increases in deferred revenue (a source of $5.4 million in the three months ended March 31, 2006);

•                  Changes in taxes payable (a source of $6.6 million in 2006 compared to a use of $1.4 million in 2005);

•                  Increases in non-cash expenses ($1.1 million higher in 2006 than in 2005); and

•                  Aggregate changes in other miscellaneous working capital accounts (a use of $0.7 million in 2006, compared to a use of $2.7 million in 2005).

These factors were offset in part by the decrease in net income of $6.2 million for 2006 compared to the same period of 2005.

At March 31, 2006, we had working capital of $201.5 million as compared to $189.2 million at December 31, 2005. At March 31, 2006 and December 31, 2005, cash and cash equivalents were $288.3 million and $249.2 million, respectively. At March 31, 2006 and December 31, 2005, investments (all classified as current assets) were $101.7 million and $103.4 million, respectively.

At March 31, 2006, no amounts were drawn on our $180.0 million credit facility.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our seven HMO subsidiaries operating in California, Indiana, Michigan, New Mexico, Ohio, Utah and Washington. The HMOs are subject to state laws that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment and amount of dividends and other distributions that may be paid to their stockholders.

The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which vary from state to state, have been adopted in Indiana, Michigan, Ohio, Utah and Washington. While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not adopted RBC rules and has not given notice of any intention to do so. The RBC rules, if adopted by California, may increase the minimum capital required by that state.

At March 31, 2006, our HMOs had aggregate statutory capital and surplus of approximately $171.8 million, compared with the required minimum aggregate statutory capital and surplus of approximately $118.3 million. All of our HMOs were in compliance with the minimum capital requirements at March 31, 2006. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2006. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements and capital expenditures for at least the next 12 months.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2005, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

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

For the five months of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date based on historical payment patterns. The following table reflects the change in our estimate of claims liability as of March 31, 2006 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding March 31, 2006 by the percentages indicated. A reduction in the completion factor results in an increase in medical liabilities. Our Utah HMO is excluded from these calculations, as the majority of its business is conducted under a cost reimbursement contract. Dollar amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$19,023
(2)%	12,682
(1)%	6,341
1%	(6,341)
2%	(12,682)
3%	(19,023)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim. For these months of service, we estimate our claims liability based upon trended per member per month (PMPM) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services and other relevant factors. The following table reflects the change in our estimate of claims liability as of March 31, 2006 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical liabilities. Our Utah HMO is excluded from these calculations, as the majority of its business is conducted under a cost reimbursement contract. Dollar amounts are in thousands.

Increase (Decrease) in Trended Per Member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$(9,672)
(2)%	(6,448)
(1)%	(3,224)
1%	3,224
2%	6,448
3%	9,672

Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNR at March 31, 2006, net income for the three months ended March 31, 2006 would increase or decrease by approximately $4.0 million, or $0.14 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNR at March 31, 2006, net income for the three months ended March 31, 2006 would increase or decrease by approximately $2.0 million, or $0.07 per diluted share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the three months ended March 31, 2006 and 2005. Dollar amounts are in thousands.

	Three months ended March 31,
	2006	2005
Balances at beginning of period	$217,354	$160,210
Components of medical care costs related to:
Current year	407,847	343,065
Prior years	(24,600)	(9,951)
Total medical care costs	383,247	333,114
Payments for medical care costs related to:
Current year	218,890	212,959
Prior years	146,132	124,800
Total paid	365,022	337,759
Balances at end of period	$235,579	$155,565

Our claims reserving methodology includes an allowance for adverse claims development at each reporting date based on our historical experience, and other factors considered by management including, but not limited to, variation in claims payment patterns, changes in utilization and cost trends, known outbreaks of disease, and large claims. Our reserving methodology has been consistently applied across all periods presented. Accordingly, any benefit recognized in medical care costs resulting from favorable development of an estimated liability at the start of the period may be offset by the addition of an allowance for adverse claims development when estimating the liability at the end of the period.

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

As of March 31, 2006, we had cash and cash equivalents of $288.3 million, investments of $101.7 million and restricted investments of $18.2 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. At March 31, 2006, our investments (all of which are classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the balance sheet. Declines in interest rates over time will reduce our investment income.

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

Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                    Legal Proceedings

Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired Company stock between November 3, 2004 and July 20, 2005. The class action complaints were consolidated into a single consolidated action, Case No. CV 05-5460 GPS (SHx) (the “Class Action”), and a lead plaintiff was appointed. On March 13, 2006, the lead plaintiff filed its consolidated complaint. The consolidated complaint purports to allege claims against Molina Healthcare, Inc., J. Mario Molina, John C. Molina, and Joseph W. White for alleged violations of the Securities Exchange Act of 1934 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On May 1, 2006, the Company filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted. The Class Action is in the early stages, and no prediction can be made as to the outcome.

On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of Molina Healthcare, Inc against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the Class Action. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4.5 million involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8.0 million. The parties have agreed to present their arguments in phases. The first phase of the arbitration, comprising approximately $3.0 million of the total demand, concluded in December 2005. At that time, Tenet was awarded approximately $1.7 million by the arbitrator. We paid the award in January 2006. This amount is in addition to approximately $0.33 million we paid earlier in the fourth quarter of 2005 to settle a portion of the claims included in the first phase of the arbitration. The parties are currently conducting the second phase of the arbitration. We believe that the California HMO has meritorious defenses to Tenet’s claims and we intend to vigorously defend this matter. Nevertheless, at December 31, 2005, we had recorded additional expense beyond the amount of $2.033 million discussed above in connection with this matter. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows beyond the impact of the liability recorded in connection with this matter.

Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named HMOs participating in the New Mexico Medicaid program as defendants, including the predecessor of the New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery has recently commenced. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, $4,443 remains in the indemnification escrow fund.

Antelope Valley. On May 1, 2006, Antelope Valley Healthcare District (“Antelope Valley”) filed a complaint in Los Angeles County Superior Court against our California HMO. To date, our California HMO has not been served with the complaint. The complaint alleges claims for breach of contract, breach of implied contract, quantum meruit, unfair business practice, and declaratory relief related to the payment of emergency room claims for Molina members who sought treatment at Antelope Valley facilities from January 2002 to the present. Antelope Valley alleges that the emergency room claims, which our California HMO paid in accordance with its Medicaid contract with the California Department of Health Services and Title 22 of the California Code of Regulations, Section 53855, were underpaid. The complaint seeks damages in the amount of $2.0 million, plus interest and attorney fees. The Antelope Valley matter is in the early stages, and no prediction can be made as to the outcome.

We are involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 4: Submission of Matters to a Vote of Security Holders

At our 2006 Annual Meeting of Stockholders held on May 3, 2006, our stockholders elected as Class I directors Dr. Frank E. Murray and Mr. John P. Szabo, Jr. 25,847,644 shares were voted for Dr. Murray, with 80,651 shares withheld. 25,768,794 shares were voted for Mr. Szabo, with 159,501 shares withheld. Their terms as Class I directors shall continue until the 2009 Annual Meeting.

The stockholders also voted to amend the Company’s 2002 Equity Incentive Plan to allow the Company to use the entire pool of shares reserved under the plan for the issuance of not only stock options but also restricted stock and stock bonus awards. 19,535,124 shares were voted for the proposed amendment of the 2002 Equity Incentive Plan, with 4,119,665 shares voted against, 5,044 shares voted as abstaining, and 2,268,462 shares not voted.

Item 6.                                     Exhibits

Exhibit No.	Title

10.1	Contract between Molina Healthcare of Utah and Utah Department of Health extending contract term through June 30, 2006.

10.2

Contract between Molina Healthcare of Washington and Washington Department of Social and Health Services extending Healthy Options and State Children’s Health Insurance Program contract term through December 31, 2006.

10.3	Contract between Molina Healthcare of Washington and Washington Department of Social and Health Services extending Basic Health and Basic Health Plus Program contract term through December 31, 2006.

10.4	Contract between Molina Healthcare of California Partner Plan, Inc. and California Department of Health Services extending Inland Empire contract term through March 31, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated: May 9, 2006	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 9, 2006	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)