Form 10-Q
period 2006-06-30
MOLINA HEALTHCARE INC
filed 2006-08-08
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of August 7, 2006, was 28,005,413.

MOLINA HEALTHCARE, INC.

Index

Part I – Financial Information

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements.

MOLINA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$312,118	$249,203
Investments	94,570	103,437
Receivables	77,201	70,532
Income tax receivable	4,785	3,014
Deferred income taxes	2,878	2,339
Prepaid expenses and other current assets	7,534	10,321

Total current assets	499,086	438,846
Property and equipment, net	34,093	31,794
Goodwill and intangible assets, net	150,699	124,914
Restricted investments	18,302	18,242
Receivable for ceded life and annuity contracts	35,834	38,113
Other assets	8,608	8,018

Total assets	$746,622	$659,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$249,789	$217,354
Deferred revenue	8,896	803
Accounts payable and accrued liabilities	33,540	31,457

Total current liabilities	292,225	249,614
Long-term debt	15,000	—
Deferred income taxes	7,346	4,796
Liability for ceded life and annuity contracts	35,834	38,113
Other long-term liabilities	4,660	4,554

Total liabilities	355,065	297,077
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 27,995,782 shares at June 30, 2006 and 27,792,360 shares at December 31, 2005	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	169,743	162,693
Accumulated other comprehensive loss	(714)	(629)
Retained earnings	242,890	221,148
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	391,557	362,850

Total liabilities and stockholders’ equity	$746,622	$659,927

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Premium revenue	$479,823	$401,915	$929,117	$794,102
Investment income	4,811	2,359	8,893	4,124

Total revenue	484,634	404,274	938,010	798,226
Expenses:
Medical care costs:
Medical services	86,020	67,604	160,878	131,271
Hospital and specialty services	267,689	259,016	530,559	485,548
Pharmacy	48,006	42,870	93,525	85,785

Total medical care costs	401,715	369,490	784,962	702,604
Salary, general and administrative expenses	56,308	37,060	107,521	70,606
Loss contract charge	—	939	—	939
Depreciation and amortization	4,870	3,558	9,632	6,756

Total expenses	462,893	411,047	902,115	780,905

Operating income (loss)	21,741	(6,773)	35,895	17,321
Other expense:
Interest expense	(577)	(418)	(991)	(707)
Other, net	—	(400)	—	(400)

Total other expense	(577)	(818)	(991)	(1,107)

Income (loss) before income taxes	21,164	(7,591)	34,904	16,214
Income tax expense (benefit)	8,012	(2,885)	13,162	6,161

Net income (loss)	$13,152	$(4,706)	$21,742	$10,053

Net income (loss) per share:
Basic	$0.47	$(0.17)	$0.78	$0.36

Diluted	$0.47	$(0.17)	$0.77	$0.36

Weighted average shares outstanding:
Basic	27,947	27,707	27,901	27,662

Diluted	28,270	27,707	28,207	27,981

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six months ended June 30
	2006	2005
Operating activities
Net income	$21,742	$10,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,632	6,756
Amortization of capitalized credit facility fees	429	338
Deferred income taxes	(2,483)	68
Stock-based compensation	2,747	341
Changes in operating assets and liabilities:
Receivables	(6,208)	(3,544)
Prepaid expenses and other current assets	3,098	(287)
Medical claims and benefits payable	9,919	19,127
Accounts payable and accrued liabilities	(2,922)	(6,637)
Income taxes	2,634	(17,784)

Net cash provided by operating activities	38,588	8,431
Investing activities
Purchases of equipment	(7,333)	(6,798)
Purchases of investments	(57,737)	(19,645)
Sales and maturities of investments	66,476	22,358
Decrease (increase) in restricted cash	940	(89)
Net cash acquired (paid) in purchase transactions	5,820	(31,200)
Increase in other long-term liabilities	106	295
Increase in other assets	(1,070)	(5,210)

Net cash provided by (used in) investing activities	7,202	(40,289)
Financing activities
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	653	1,758
Proceeds from exercise of stock options and employee stock purchases	1,472	1,474
Borrowings under credit facility	20,000	3,100
Principal payments on credit facility, capital lease obligation and mortgage note	(5,000)	(82)

Net cash provided by financing activities	17,125	6,250

Net increase (decrease) in cash and cash equivalents	62,915	(25,608)
Cash and cash equivalents at beginning of period	249,203	228,071

Cash and cash equivalents at end of period	$312,118	$202,463

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$12,411	$22,122

Interest	$1,055	$281

Schedule of non-cash investing and financing activities:
Change in unrealized gain on investments	$(128)	$(202)
Deferred taxes	43	79

Change in net unrealized gain on investments	$(85)	$(123)

Value of stock issued for employee compensation earned in previous year	$2,178	$—

Details of acquisitions:
Fair value of assets acquired	$86,003	$31,200
Less cash acquired in purchase transaction	(49,820)	—
Liabilities assumed in purchase transaction	(42,003)	—

Cash (acquired) paid in purchase transaction, net of cash acquired	$(5,820)	$31,200

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data)

(unaudited)

June 30, 2006

1. The Reporting Entity

Molina Healthcare, Inc. (the Company) is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other government-sponsored programs for low-income families and individuals. We operate our business through wholly owned corporate subsidiaries licensed as health maintenance organizations, or HMOs, in the states of California, Indiana, Michigan, New Mexico, Ohio, Utah, and Washington. We have licensed a health plan in Texas, where we expect to begin serving members in late 2006.

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

Stock-Based Compensation

At June 30, 2006, we had two stock-based employee compensation plans: the 2000 Omnibus Stock and Incentive Plan, and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan is frozen. Common shares issued pursuant to the exercise of stock options for the six months ended June 30, 2006 and 2005 were 86,519 and 19,531, respectively.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB Opinion 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are also permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Our adoption of SFAS No. 123R reduced net income for the three and six months periods ended June 30, 2006 by approximately $572, or $.02 per basic and diluted share and $1,081, or $0.04 per basic and diluted share, respectively.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148 for the three and six-month periods ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income (loss), as reported	$(4,706)	$10,053
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for all awards	—	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards	(200)	(436)

Net adjustment	(200)	(436)

Net income (loss), as adjusted	$(4,906)	$9,617

Earnings (loss) per share:
Basic—as reported	$(0.17)	$0.36

Basic—as adjusted	$(0.18)	$0.35

Diluted—as reported	$(0.17)	$0.36

Diluted—as adjusted	$(0.18)	$0.34

The following table illustrates the components of our stock-based compensation expense (net of tax) for the three months and six months ended June 30, 2006 and 2005 as reported in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock options	$572	$—	$1,081	$—
Stock grants	373	102	630	211

Total stock-based compensation expense	$945	$102	$1,711	$211

The recognition and measurement of stock grants is the same under APB Opinion No. 25 and SFAS No. 123, Accounting for Stock Based Compensation. The related expenses for the fair value of stock grants were charged to salary, general and administrative expenses and are included in net income, as reported in the pro forma net income table above.

Stock option activity during the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (months)
Outstanding as of December 31, 2005	651,047	$20.98
Granted	347,202	28.95
Exercised	(86,519)	9.71
Forfeited	(20,359)	39.16

Outstanding as of June 30, 2006	891,371	$24.59	$12,000	95

Exercisable as of June 30, 2006	365,245	$14.81	$8,488	73

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.00%	4.06%	4.54%	4.06%
Expected volatility	51.6%	53.2%	53.1%	53.2%
Expected option life (in years)	6	5	6	5
Expected dividend yield	None	None	None	None

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase our common stock. The expected option life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. There were no material changes made to the methodology used to determine the assumptions during the second quarter of 2006.

The weighted-average fair value of options granted during the three and six-months periods ended June 30, 2006 were $16.55 and $12.87, respectively. The total intrinsic value of stock options exercised during the three and six-months periods ended June 30, 2006 was $614 and $1,869, respectively. The total intrinsic value of stock options exercised during the three and six-months periods ended June 30, 2005 was $2,160 and $4,959, respectively.

Non-vested restricted stock and restricted stock unit activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2005	100,497	$41.71
Granted	48,776	34.01
Vested	(15,976)	37.89
Forfeited	(8,675)	44.48

Non-vested balance as of June 30, 2006	124,622	$38.99

As of June 30, 2006, there was $10,438 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of two years.

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Shares outstanding at the beginning of the period	27,935,000	27,668,000	27,792,000	27,602,000
Weighted average number of shares issued for stock options, stock grants and employee stock purchases	12,000	39,000	109,000	60,000

Denominator for basic earnings (loss) per share	27,947,000	27,707,000	27,901,000	27,662,000
Dilutive effect of employee stock options	323,000	—	306,000	319,000

Denominator for diluted earnings (loss) per share	28,270,000	27,707,000	28,207,000	27,981,000

New Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154 (SFAS No. 154), Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 did not have a material effect on our consolidated financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Reclassifications

Certain amounts for 2005 have been reclassified to conform to the 2006 presentation. Such reclassifications had no impact on net income or stockholders’ equity as previously reported.

As of June 30, 2006, we reported an acquired 100% ceded reinsurance arrangement related to the December 2005 purchase of Phoenix National Insurance Company by recording a non-current receivable from the reinsurer with a corresponding non-current liability for ceded life and annuity contracts. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassification has no effect on our earnings, working capital or stockholders’ equity as previously reported.

3. Loss Contract Charge

In connection with the sale by our New Mexico HMO of certain commercial employer group contracts to another health plan on August 1, 2004, our New Mexico HMO entered into a transition services agreement (the TSA). The TSA required the New Mexico HMO to provide certain administrative services in support of the commercial membership through the date of each member group’s renewal. In exchange for those services, the New Mexico HMO was compensated by the buyer at a specific amount per member per month. The New Mexico HMO entered into the TSA as an inducement to the buyer to purchase the commercial membership, and anticipated that the TSA would be unprofitable. Effective with the implementation of the TSA (August 1, 2004), the New Mexico HMO recorded a liability for the costs of the run out of the commercial business of $2,640, the bulk of which consisted of anticipated losses under the TSA. During the second quarter of 2005, that reserve was exhausted. We anticipated that we would continue to provide services under the TSA through December 31, 2005 at a net cost of $939 and recorded a loss contract charge for that amount at June 30, 2005. As of June 30, 2006, only insignificant run out services remained to be performed under the TSA. A summary of activity for the net liability for termination of commercial operations for the period July 1, 2004 through June 30, 2006 follows:

Net liability for termination of commercial operations at July 1, 2004	$2,640
Revenue earned on transition services agreement	1,888
Costs incurred in providing transition services	(5,317)
Additional loss contract charge expensed in 2005	939

Net liability for termination of commercial operations at June 30, 2006	$150

4. Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary are as follows:

	June 30, 2006	December 31, 2005
California HMO	$15,031	$19,952
Utah HMO	47,757	32,929
Washington HMO	4,755	7,486
Others	9,658	10,165

Total receivables	$77,201	$70,532

Substantially all receivables due our California HMO at June 30, 2006 and December 31, 2005 were collected in July and January of 2006, respectively.

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

5. Other Assets

Other assets at June 30, 2006 included an equity investment of approximately $1,600 in a vision services provider that provides medical services to the Company’s members. Payments to the vision services provider were $1,999 and $3,461 for the three months and six months ended June 30, 2006. Payments to the vision services provider were $579 and $1,044 for the three months and six months ended June 30, 2005. Other assets also includes deferred financing costs associated with our secured credit agreement and certain investments held in connection with our deferred employee compensation program. A liability approximately equal to the assets held in connection with our deferred employee compensation program is included in other long-term liabilities.

6. Long-Term Debt

On March 9, 2005, we entered into an amended and restated five-year secured credit agreement for a $180,000 revolving credit facility with a syndicate of lenders. The credit facility will be used for working capital purposes. This credit facility amends and restates the facility that we entered into on March 19, 2003.

The credit facility has a term of five years and all amounts outstanding under the credit facility will be due and payable on March 8, 2010. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the credit facility to up to $200,000.

Borrowings under the credit facility are based, at our election, on the London interbank deposit rate, or LIBOR, or the so-called base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.5% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the credit facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated EBITDA (earnings before interest, tax, depreciation and amortization). The applicable margins range between 1.00% and 1.75% for LIBOR loans and between 0% and 0.75% for base rate loans. The commitment fee ranges between 0.375% and 0.500%. In addition, we will pay a fee for each letter of credit issued under the credit facility equal to the applicable margin for LIBOR loans and a customary fronting fee.

Our obligations under the credit facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Indiana, Michigan, New Mexico, Utah, and Washington HMO subsidiaries and our Molina Healthcare Insurance Company subsidiary.

The credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The credit agreement also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.00 to 1.00 at any time and a fixed charge coverage ratio of 1.75 to 1.00 for the quarter ended March 31, 2005 and thereafter ranging from 1.20 to 1:00 for the quarter ended June 30, 2006 up to 3.00 to 1.00 for all quarters ending after December 31, 2009. At June 30, 2006, we were in compliance with all financial covenants in the credit agreement.

At June 30, 2006, the amount outstanding under the credit facility was $15 million. At December 31, 2005, no amounts were outstanding under the credit facility.

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

Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired Company stock between November 3, 2004 and July 20, 2005. The class action complaints were consolidated into a single consolidated action, Case No. CV 05-5460 GPS (SHx) (the “Class Action”), and a lead plaintiff was appointed. On March 13, 2006, the lead plaintiff filed its consolidated complaint. The consolidated complaint purports to allege claims against Molina Healthcare, Inc., J. Mario Molina, John C. Molina, and Joseph W. White for alleged violations of the Securities Exchange Act of 1934 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On May 1, 2006, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted, and the motion has been fully briefed by the parties. On July 27, 2006, the federal court judge vacated the hearing on the motion and took the motion under submission. The Class Action is in the early stages, and no prediction can be made as to the outcome.

On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of the Company against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the Class Action. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8,000. The parties have agreed to present their arguments in phases. The first phase of the arbitration, comprising approximately $3,000 of the total demand, concluded in December 2005. At that time, Tenet was awarded approximately $1,700 by the arbitrator. We paid the award in January 2006. This amount is in addition to approximately $330 we paid earlier in the fourth quarter of 2005 to settle a portion of the claims included in the first phase of the arbitration. The parties are currently conducting the second phase of the arbitration. We believe that the California HMO has meritorious defenses to Tenet’s claims and we intend to vigorously defend this matter. Nevertheless, at December 31, 2005, we had recorded additional expense beyond the amount of $2,030 discussed above in connection with this matter; and the liability associated with that additional expense remains on our consolidated balance sheet at June 30, 2006. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows beyond the impact of the liability recorded in connection with this matter.

Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named HMOs participating in the New Mexico Medicaid program as defendants, including the predecessor of the New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery has recently commenced. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, $4,456 remains in the indemnification escrow fund.

Antelope Valley. On May 1, 2006, Antelope Valley Healthcare District (“Antelope Valley”) filed a complaint in Los Angeles County Superior Court against our California HMO, Case No. BC351590. To date, our California HMO has not been served with the complaint, and upon information and belief the complaint was filed by Antelope Valley at this stage in order to toll the applicable statute of limitations. The complaint alleges claims for breach of contract, breach of implied contract, quantum meruit, unfair business practice, and declaratory relief related to the payment of emergency room claims for Molina members who sought treatment at Antelope Valley facilities from January 2002 to the present. Antelope Valley alleges that the emergency room claims, which our California HMO paid in accordance with its Medicaid contract with the California Department of Health Services and Title 22 of the California Code of Regulations, Section 53855, were underpaid. The complaint seeks damages in the amount of $2,001, plus interest and attorney fees. An administrative hearing currently pending before a California Department of Health Services (DHS) hearing officer involves the same parties and the same general subject matter as the complaint, but the amount at issue in that hearing is considerably less than the damage amount alleged in the complaint. The parties are currently awaiting the ruling of the DHS hearing officer in the administrative matter. The Antelope Valley matter is in the early stages, and no prediction can be made either as to its outcome or the circumstances under which Antelope Valley would serve the complaint on our California HMO.

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

Subscriber Group Claims

The United States Office of Personnel Management (OPM) has contacted our New Mexico HMO seeking repayment of approximately $3,800 in premiums paid by OPM on behalf of Federal employees for the years 1999, 2000 and

2002. OPM is also seeking recovery of approximately $500 in interest in connection with this matter. OPM is asserting that it did not receive rate discounts equivalent to the largest discount given by the New Mexico HMO for Similar Sized Subscriber Groups, as required by the New Mexico HMO’s agreement with OPM, during the years in question. We are continuing to analyze the OPM claim and are unable at this time to determine either the validity of the claim or the degree, if any, of our liability in regards to this matter.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our seven HMO subsidiaries operating in California, Indiana, Michigan, New Mexico, Ohio, Utah, and Washington. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferred to us in the form of loans, advances, or cash dividends, was $174,200 at June 30, 2006 and $155,900 at December 31, 2005. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Washington, Indiana, Michigan, Ohio and Utah have adopted these rules (which vary from state to state). While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not given notice of any intention to do so. Such requirements, if adopted by California, may increase the minimum capital required by that state.

At June 30, 2006, our HMOs had aggregate statutory capital and surplus of approximately $178,400 compared with the required minimum aggregate statutory capital and surplus of approximately $118,600. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

8. Acquisitions

Michigan HMO

On May 18, 2006, the Company completed its acquisition of HCLB, Inc. (“HCLB”). HCLB is the parent company of Cape Health Plan, Inc. (“Cape”), a Michigan corporation based in Southfield, Michigan. Cape serves approximately 90,000 Medicaid members primarily in Southeast Michigan. The Cape acquisition has expanded our geographic presence within Michigan. The purchase price was $44.0 million in cash and the acquisition was deemed effective May 15, 2006 for accounting purposes. Accordingly, the results of operations for Cape are included in the consolidated financial statements for the periods following May 15, 2006.

The Company has allocated the purchase price to the fair value of HCLB assets acquired and liabilities assumed, including identifiable intangible assets, and the excess of purchase price over the fair value of net assets acquired was recorded as goodwill. Based upon our preliminary valuation we have assigned $13.4 million of the purchase price to finite-lived intangible assets with a life of between five and ten years and approximately $16.2 million to goodwill. These amounts are subject to change upon completion of the final valuation.

9. Related Party Transactions

Effective March 1, 2006, we assumed an office lease from Millworks Capital Ventures with a remaining term of 52 months. Millworks Capital Ventures is owned by John C. Molina, our Chief Financial Officer and his wife. The monthly base lease payment is approximately $18 and is subject to an annual increase. Based on a market report prepared by an independent realtor, we believe the terms and conditions of the assumed lease are at fair market value. We are currently using the office space under the lease for an office expansion.

On June 14, 2006, Mr. Wayne Lowell was elected to serve as a director by our Board of Directors. Prior to his election, Mr. Lowell had provided consulting services to the company. For the three months and six months ended June 30, 2006, total payments for his consulting services were $19.1 and $34.1, respectively. For the three months and six months ended June 30, 2005, total payments for his services were $95.9 and $136.6, respectively. It is our expectation that Mr. Lowell will continue to provide us with his consulting services in the future.

Effective June 1, 2006, we entered into an additional contract with Pacific Hospital of Long Beach (“Pacific Hospital”) as part of a capitation arrangement. Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Under this arrangement, Pacific Hospital will receive a fixed fee from us based on member type. For the one month ended June 30, 2006, approximately $146 was accrued as medical care costs and no payment was made to Pacific Hospital for capitation services. The Company had previously entered into a fee for service contract with Pacific Hospital. Amounts paid under the terms of that agreement were $106.9 and $242.9 for the three and six months ended June 30, 2006, respectively, and $70.5 and $159.1 for the three and six months ended June 30, 2005, respectively. The claims submitted to us by Pacific Hospital were reimbursed at prevailing market rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information made available below and elsewhere in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will” and similar expressions. These statements include, without limitation, statements about our anticipated financial performance, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	Uncertainty regarding our ability to control our medical costs and other operating expenses.

•	Uncertainty regarding our ability to accurately estimate incurred but not reported medical care costs.

•	Our dependence upon a relatively small number of government contracts and subcontracts for our revenue.

•	Uncertainty regarding our ability to renew our government contracts.

•	Government efforts to limit Medicaid expenditures.

•	Uncertainty regarding high dollar or “catastrophic” claims.

•	Changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations, including the recently enacted citizenship certification requirements.

•	Difficulties we encounter in managing, integrating, and securing our information systems.

•	Difficulties we encounter in executing our acquisition strategy, including obtaining the necessary government approvals and integrating our acquisitions.

•	Ineffective management of our growth.

•	The superior financial resources of our competitors.

•	Restrictions and covenants in our credit facility that may impede our ability to make or finance acquisitions and declare dividends.

•	The implementation of rate increases.

•	Uncertainty regarding our ability to enter into more favorable provider contracts.

•	Risks associated with our start-up health plans and our Medicare Advantage special needs plans.

•	Uncertainty regarding membership eligibility processes and methodologies.

•	Our dependence upon certain key employees.

•	Our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California.

•	The existence of state regulations that may impair our ability to upstream cash from our subsidiaries.

•	Demographic changes or unexpected changes in utilization patterns.

•	Inherent uncertainties involving pending legal or administrative proceedings.

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

Overview

We are a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other government-sponsored programs for low-income families and individuals. Our objective is to become the leading managed care organization in the United States focused primarily on serving people who receive health care benefits through government-sponsored programs for low-income populations.

We generate revenues primarily from premiums we receive from the states in which we operate. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. For the six months ended June 30, 2006, we received approximately 86.7% of our premium revenue as a fixed amount per member per month pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. Approximately 7.7% of our premium revenue in the six months ended June 30, 2006 was realized under a cost plus reimbursement agreement that our Utah HMO has with that state. We also received approximately 5.6% of our premium revenue for the six months ended June 30, 2006 in the form of birth payments (one-time payments for the delivery of children) from the Medicaid programs in Indiana, Michigan, New Mexico, Ohio, and Washington. Such payments are recognized as revenue in the month the birth occurs. The state Medicaid programs periodically adjust premium rates.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state as of the dates indicated.

Market	As of June 30, 2006	As of December 31, 2005		As of June 30, 2005
California	307,000	321,000		339,000
Indiana	37,000	24,000		8,000
Michigan	232,000	144,000		152,000
New Mexico	59,000	60,000		60,000
Ohio	30,000	N/A	(1)	—
Utah	57,000	59,000		54,000
Washington	286,000	285,000		285,000

Total	1,008,000	893,000		898,000

(1)	The Company’s Ohio HMO commenced operations in December 2005. Enrollment at December 31, 2005 was less than 250 members.

The following table details member months (defined as the aggregation of each month’s ending membership for the period) by state for the periods indicated:

	Three months ended June 30,		% of Increase (Decrease)	Six months ended June 30,		% of Increase (Decrease)
	2006	2005		2006	2005
California	927,000	839,000	10.5%	1,874,000	1,592,000	17.7%
Indiana	99,000	20,000	395.0%	178,000	20,000	790.0%
Michigan	565,000	463,000	22.0%	996,000	934,000	6.6%
New Mexico	176,000	183,000	(3.8)%	354,000	370,000	(4.3)%
Ohio	86,000	—	—	134,000	—	—
Utah	179,000	169,000	5.9%	360,000	328,000	9.8%
Washington	858,000	842,000	1.9%	1,726,000	1,665,000	3.7%

Total	2,890,000	2,516,000	14.9%	5,622,000	4,909,000	14.5%

Our operating expenses include expenses related to the provision of medical care services and salary, general and administrative, or SG&A, costs. Our results of operations depend on our ability to effectively manage expenses related to health care services and accurately predict costs incurred.

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals, and providers of ancillary medical services, such as pharmacy, laboratory, and radiology services. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services, and compliance. Some of our primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while others are paid on a fee-for-service basis. Specialists and hospitals are paid for the most part on a fee-for-service basis. For the six months ended June 30, 2006, approximately 84.2% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic-related groups, capitation, and case rates.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. We estimate our IBNR monthly based on a number of factors, including prior claims experience, inpatient hospital utilization data, and prior authorization of medical services. As part of this review, we also consider estimates of amounts to cover uncertainties related to fluctuations in provider billing patterns, claims payment patterns, and membership and medical cost trends. These estimates are adjusted monthly as more information becomes available. We employ our own actuary and engage the service of independent actuaries as needed. We believe that our process for estimating IBNR is adequate, but all estimates are subject to uncertainties and our actual medical care costs have in the past exceeded such estimates. Our estimates of IBNR may be inadequate in the future, which would negatively affect our results of operations. Additionally, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the negative impact on our results of operations.

SG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some SG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration, and provider relations. Included in SG&A expenses are premium taxes for our California HMO (beginning July 1, 2005), Michigan HMO, New Mexico HMO, Ohio HMO, and Washington HMO.

Results of Operations

The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium revenue earned and the cost of health care.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Premium revenue	99.0%	99.4%	99.1%	99.5%
Investment income	1.0%	0.6%	0.9%	0.5%

Total revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	83.7%	91.9%	84.5%	88.5%
Salary, general and administrative expenses	11.6%	9.2%	11.5%	8.8%
Operating income (loss)	4.5%	(1.7)%	3.8%	2.2%
Net income (loss)	2.7%	(1.2)%	2.3%	1.3%

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

Net Income or Loss

Net income for the quarter ended June 30, 2006 was $13.2 million, or $0.47 per diluted share, compared with net loss of $4.7 million, or $0.17 per diluted share, for the quarter ended June 30, 2005. Comparability between the second quarter of 2006 and the second quarter of 2005 was affected by:

•	Approximately $5.0 million in positive prior period claims development recorded in the second quarter of 2006 related to the Company’s claims liability at December 31, 2005. The effect of this item was to increase earnings in the second quarter of 2006 by $0.11 per diluted share.

•	The previously disclosed $13.4 million in adverse prior period claims development recorded in the second quarter of 2005. The effect of this item was to decrease earnings in the second quarter of 2005 by $0.30 per diluted share.

Premium Revenue

Premium revenue for the quarter ended June 30, 2006 was $479.8 million, representing an increase of $77.9 million, or 19.4%, over 2005 premium revenue of $401.9 million. Increased membership provided $62.2 million of the increase in premium revenue, while the remainder of the increase was due to higher per member per month (PMPM) premium revenue. Acquisitions in California in June 2005 and in Michigan in May 2006, start-up operations in Indiana and Ohio, and enrollment growth in Utah were the primary drivers of the increase in premium revenue. Membership growth was partially offset by declines in membership in California and Michigan (exclusive of acquisitions) and in New Mexico.

Investment Income

Investment income increased by $2.5 million, or 103.9%, in the second quarter of 2006 compared with the second quarter of 2005 as a result of higher invested balances and higher rates of return.

Medical Care Costs

Medical care costs as a percentage of premium revenue (the medical care ratio) decreased to 83.7% in the second quarter of 2006 from 91.9% in the second quarter of 2005. The medical care costs for the second quarter of 2006 included approximately $5 million in favorable prior period claims development related to our claims liability at December 31, 2005. The medical care costs for the second quarter of 2005 included approximately $13.4 million in adverse prior period claims development related to claims incurred for the first quarter of 2005. Excluding the respective adjustment for both quarters, the medical care ratio would have been 84.8% and 88.6% for the second quarter ended June 30, 2006 and 2005, respectively.

Medical care costs increased in absolute terms to $401.7 million in the second quarter of 2006 from $369.5 million in the second quarter of 2005. Medical services costs increased as a percentage of premium revenue in the second quarter of 2006 when compared with the same period in 2005 due to higher capitation costs. Hospital and specialty services and pharmacy costs decreased as a percentage of premium revenue in the second quarter of 2006 when compared with the second quarter of 2005.

We believe that the medical cost control initiatives undertaken since the second quarter of 2005 have begun to have a positive impact upon our medical care ratio. In particular, we believe that the following actions have contributed to lower medical care cost trends since the second quarter of 2005:

•	Recontracting efforts in New Mexico, Michigan, and Washington;

•	Utilization of more cost-effective hospitals where such facilities are available;

•	Enhanced monitoring of utilization at hospitals where more cost-effective alternatives are not available;

•	Increased investment in medical and utilization management resources;

•	Implementation of a risk sharing arrangement with the state of Washington for high cost hemophiliac care;

•	Withdrawal from two counties (located in Michigan and Washington) where premium rates were not adequate to cover medical care costs;

•	Adjustment of premium rates to reflect the increased cost of providing care to specific member populations; and

•	Increased oversight and improvements in the quality of our claims payment process.

Nevertheless, we can give no assurances that the improved performance is not at least partially the result of factors beyond our control, nor can we give any assurances that the improved medical care cost trends will continue.

Furthermore, progress has not been uniform among our health plan subsidiaries. For example, our results during the first half of 2006 were adversely affected by the financial performance of our California HMO, principally due to profitability issues in San Diego County.

Salary, General and Administrative Expenses

Salary, general and administrative expenses were $56.3 million for the second quarter of 2006, representing 11.6% of total revenue, compared with $37.1 million, or 9.2% of total revenue, for the second quarter of 2005.

Core G&A (defined as SG&A expenses less premium taxes) increased to 8.6% of total revenue in the second quarter of 2006 compared with 6.7% in the second quarter of 2005. The increase in core G&A was primarily due to investments in infrastructure to support our medical care cost control initiatives, our information technology initiatives, our expansion into Ohio and Texas, and the launch of our Medicare Advantage Special Needs Plans. Expensing of stock option, effective January 1, 2006, reduced earnings per diluted share by approximately $0.02 in the second quarter of 2006.

Interest Expense

Interest expense increased to $0.6 million in the second quarter of 2006 from $0.4 million for the same period in 2005 due to increased credit facility fees, increased borrowings and higher interest rates.

Depreciation and Amortization

Depreciation and amortization expense increased to $4.9 million for the three month period ended June 30, 2006 from $3.6 million for the same period in 2005. Increased amortization expense due to our acquisitions in California (which closed on June 1, 2005) and Michigan (which closed on May 15, 2006) contributed $0.6 million and $0.1 million in additional amortization, respectively. Depreciation expense increased as a result of investment in infrastructure, principally at our corporate offices.

Income Taxes

Income taxes were recognized in the second quarter of 2006 based upon an effective tax rate of 37.9% compared with an effective tax rate of 38.0% in the second quarter of 2005. We believe that the most significant factor affecting our effective tax rate is the proportion of consolidated income earned by subsidiaries operating in states that impose premium taxes rather than income taxes.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

Net Income

Net income for the six months ended June 30, 2006, was $21.7 million, or $0.77 per diluted share, compared with $10.1 million, or $0.36 per diluted share, for the six months ended June 30, 2005. The increase in net income was primarily the result of a lower medical care ratio in the first half of 2006. The $5.0 million of positive prior period claims development that we experienced in the first half of 2006 contributed to our lower medical care ratio.

Premium Revenue

Premium revenue for the six months ended June 30, 2006 was $929.1 million, representing an increase of $135.0 million, or 17.0%, over premium revenue of $794.1 million for the same period of 2005. Increased membership added $117.9 million to our premium revenue, while increases in the amount of revenue received per member per month provided the remainder of the increase. The acquisitions in California and Michigan, the start-ups in Indiana and Ohio and enrollment growth in Utah were the primary drivers of the increase in premium revenue. Membership growth was partially offset by declines in membership in California and Michigan (exclusive of acquisitions) and New Mexico.

Investment Income

Investment income for the six months ended June 30, 2006 increased to $8.9 million from $4.1 million for the same period of 2005, an increase of 115.6%, principally as a result of larger invested balances as well as higher rates of return.

Medical Care Costs

The medical care ratio decreased to 84.5% in the first half of 2006 from 88.5% in the same six-month period of 2005. Medical care costs increased in absolute terms to $785.0 million in the six months ended June 30, 2006 from $702.6 million in the same period of 2005.

The decrease in our medical care ratio for the six months ended June 30, 2006 compared with the six months ended June 30, 2005 was due to the same factors as identified above regarding the improvement in our medical care ratio for the second quarter of 2006.

Salary, General and Administrative Expenses

SG&A expenses were $107.5 million for the first half of 2006, representing 11.5% of total revenue, compared with $70.6 million, or 8.8% of total revenue, for the first half of 2005.

Core G&A (defined as SG&A expenses less premium taxes) increased to 8.6% of total revenue in the second quarter of 2006 compared with 6.2% in the first half of 2005. The increase in core G&A during the six months ended June 30, 2006 compared with the same period in 2005 was due to the same factors identified above regarding the increase in core G&A for the second quarter of 2006. Expensing of stock options, effective January 1, 2006, reduced earnings per diluted share by approximately $0.04 in the first half of 2006.

Interest Expense

Interest expense increased to $1.0 million for the six months ended June 30, 2006 from $0.7 million for the first half of 2005 due to increased credit facility fees, increased borrowings and higher interest rates.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2006 increased to $9.6 million from $6.8 million for the same period of the prior year. Increased amortization expense was principally due to our California and Michigan (CAPE) acquisitions. Depreciation expense increased as a result of investments in infrastructure, principally at our corporate offices.

Income Taxes

Income tax expense increased to $13.2 million in the six months ended June 30, 2006 from $6.2 million in the prior year period due to higher operating profit in 2006. Our effective tax rate was 37.7% for the six months ended June 30, 2006, compared with 38.0% for the six months ended June 30, 2005.

Liquidity and Capital Resources

We generate cash from premium revenue and investment income. Our primary uses of cash include the payment of expenses related to medical care services and SG&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets. At June 30, 2006, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities.

At June 30, 2006, our investments (all of which are classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Two professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the six months ended June 30, 2006 and 2005 was approximately 4.7% and 2.5%, respectively.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities.

Net cash provided by operating activities was $38.6 million for the six months ended June 30, 2006 and $8.4 million for the six months ended June 30, 2005. Net income and the timing of payments for medical claims and benefits payable were the primary sources of cash provided by operating activities for the six months ended June 30, 2006. Cash provided by operating activities for the first half of 2005 was less than the same period in 2006 due to lower operating profit and an increase in tax receivable of $17.8 million, partially offset by the timing of payments for medical claims and benefits payable.

At June 30, 2006, we had working capital of $206.9 million compared with $189.2 million at December 31, 2005. At June 30, 2006 and December 31, 2005, cash and cash equivalents were $312.1 million and $249.2 million, respectively. At June 30, 2006 and December 31, 2005, investments (all classified as current assets) were $94.6 million and $103.4 million, respectively.

At June 30, 2006, we owed $15.0 million under our $180.0 million credit facility.

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

The National Association of Insurance Commissioners, or NAIC, has established rules which, if adopted by a particular state, set minimum capitalization requirements for HMOs and other insurance entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which in their final adopted form vary slightly from state to state, have been adopted in Indiana, Michigan, Ohio, Utah, and Washington. While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not adopted RBC rules and has not given notice of any intention to do so. The RBC rules, if adopted by California, may increase the minimum capital required by that state.

At June 30, 2006, our HMOs had aggregate statutory capital and surplus of approximately $178.4 million, compared with the required minimum aggregate statutory capital and surplus of approximately $118.6 million. All of our HMOs were in compliance with the minimum capital requirements at June 30, 2006. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2006. We also believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2005, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report other than the draw down of $15 million on the credit facility which is due in year 2010.

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

Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us, or IBNR. We, together with our in-house actuaries, estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services, information provided by our providers, and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the relevant period.

While we believe our current estimates are adequate, we have in the past been required to make a significant adjustment to these estimates and it is possible that we will be required to make significant adjustments or revisions to these estimates in the future. The most significant estimates involved in determining our claims liability concern the determination of claims payment completion factors and trended per member per month cost estimates.

For the five months of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date based on historical payment patterns.

The following table reflects the change in our estimate of claims liability as of June 30, 2006 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding June 30, 2006 by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations because the majority of its business is conducted under a cost reimbursement contract. Our recent acquisition, Cape Health Plan, is excluded from these calculations because our statement of operations only includes Cape Health Plan for the period subsequent to May 15, 2006. Dollar amounts are in thousands.

(Decrease) increase in estimated completion factors	Increase (decrease) in medical claims and benefits payable
(3)%	$18,156
(2)%	12,104
(1)%	6,052
1%	(6,052)
2%	(12,104)
3%	(18,156)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability because of the inherent delay between the patient/physician encounter and the actual submission of a claim. For these months of service, we estimate our claims liability based upon trended per member per month (PMPM) cost estimates. These estimates reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors.

The following table reflects the change in our estimate of claims liability as of June 30, 2006 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations because the majority of its business is conducted under a cost reimbursement contract. Our recent acquisition, Cape Health Plan, is excluded from these calculations because our statement of operations only includes Cape Health Plan for the period subsequent to May 15, 2006. Dollar amounts are in thousands.

(Decrease) increase in trended per member per month cost estimates	(Decrease) increase in medical claims and benefits payable
(3)%	$(9,729)
(2)%	(6,486)
(1)%	(3,243)
1%	3,243
2%	6,486
3%	9,729

Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNR at June 30, 2006, net income for the six months ended June 30, 2006 would increase or decrease by approximately $3.8 million, or $0.13 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNR at June 30, 2006, net income for the six months ended June 30, 2006 would increase or decrease by approximately $2.0 million, or $0.07 per diluted share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the six months ended June 30, 2006 and 2005. Dollar amounts are in thousands.

	Six months ended June 30,
	2006	2005
Balances at beginning of period	$217,354	$160,210
Medical claims and benefits payable from business acquired during the period	22,516	—
Components of medical care costs related to:
Current year	819,466	702,454
Prior years	(34,504)	150

Total medical care costs	784,962	702,604
Payments for medical care costs related to:
Current year	603,585	538,999
Prior years	171,458	144,478

Total paid	775,043	683,477

Balances at end of period	$249,789	$179,337

Our claims liability includes an allowance for adverse claims development based on historical experience and other factors including, but not limited to, variation in claims payment patterns, changes in utilization and cost trends, known outbreaks of disease, and large claims. Our reserving methodology is consistently applied across all periods presented. Accordingly, any benefit recognized in medical care costs resulting from favorable development of an estimated liability at the start of the period (captured as a component of “medical care costs related to prior years”) may be offset by the addition of an allowance for adverse claims development when estimating the liability at the end of the period (captured as a component of “medical care costs related to current year”). During the second quarter of 2006, we recognized a net benefit in medical care costs of approximately $5.0 million due to favorable development of our medical claims liability at December 31, 2005.

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

As of June 30, 2006, we had cash and cash equivalents of $312.1 million, investments of $94.6 million, and restricted investments of $18.3 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. At June 30, 2006, our investments (all of which are classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the condensed consolidated balance sheet. Declines in interest rates over time will reduce our investment income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired Company stock between November 3, 2004 and July 20, 2005. The class action complaints were consolidated into a single consolidated action, Case No. CV 05-5460 GPS (SHx) (the “Class Action”), and a lead plaintiff was appointed. On March 13, 2006, the lead plaintiff filed its consolidated complaint. The consolidated complaint purports to allege claims against Molina Healthcare, Inc., J. Mario Molina, John C. Molina, and Joseph W. White for alleged violations of the Securities Exchange Act of 1934 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On May 1, 2006, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted, and the motion has been fully briefed by the parties. On July 27, 2006, the federal court judge vacated the hearing on the motion and took the motion under submission. The Class Action is in the early stages, and no prediction can be made as to the outcome.

On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, BC 337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of Molina Healthcare, Inc. against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the Class Action. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4.5 million involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8.0 million. The parties have agreed to present their arguments in phases. The first phase of the arbitration, comprising approximately $3.0 million of the total demand, concluded in December 2005. At that time, Tenet was awarded approximately $1.7 million by the arbitrator. We paid the award in January 2006. This amount is in addition to approximately $0.33 million we paid earlier in the fourth quarter of 2005 to settle a portion of the claims included in the first phase of the arbitration. The parties are currently conducting the second phase of the arbitration. We believe that the California HMO has meritorious defenses to Tenet’s claims and we intend to vigorously defend this matter. Nevertheless, at December 31, 2005, we had recorded additional expense beyond the amount of $2.03 million discussed above in connection with this matter; and the liability associated with that additional expense remains on our consolidated balance sheet at June 30, 2006. We do not believe that the ultimate resolution of this matter will materially affect our consolidated financial position, results of operations, or cash flows beyond the impact of the liability recorded in connection with this matter.

Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named HMOs participating in the New Mexico Medicaid program as defendants, including the predecessor of the New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery has recently commenced. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, $4,456 remains in the indemnification escrow fund.

Antelope Valley. On May 1, 2006, Antelope Valley Healthcare District (“Antelope Valley”) filed a complaint in Los Angeles County Superior Court against our California HMO, Case No. BC351590. To date, our California HMO has not been served with the complaint, and upon information and belief the complaint was filed by Antelope Valley at this stage in order to toll the applicable statute of limitations. The complaint alleges claims for breach of contract, breach of implied contract, quantum meruit, unfair business practice, and declaratory relief related to the payment of emergency room claims for Molina members who sought treatment at Antelope Valley facilities from January 2002 to the present. Antelope Valley alleges that the emergency room claims, which our California HMO paid in accordance with its Medicaid contract with the California Department of Health Services and Title 22 of the California Code of Regulations, Section 53855, were underpaid. The complaint seeks damages in the amount of $2.0 million, plus interest and attorney fees. An administrative hearing currently pending before a California Department of Health Services (DHS) hearing officer involves the same parties and the same general subject matter as the complaint, but the amount at issue in that hearing is considerably less than the damage amount alleged in the complaint. The parties are currently awaiting the ruling of the DHS hearing officer in the administrative matter. The Antelope Valley matter is in the early stages, and no prediction can be made either as to its outcome or the circumstances under which Antelope Valley would serve the complaint on our California HMO.

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

In addition to the other information set forth in this report and the risk factor discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

The New Medicaid Citizenship Documentation Requirements May Adversely Impact The Enrollment Levels Of Our Health Plans.

American citizenship or legal immigration status has always been a requirement for Medicaid eligibility. However, beneficiaries could assert their status by simply checking a box on a form. The United States Department of Health and Human Services has recently issued guidelines for states to implement a new requirement, effective July 1, 2006, that persons applying for Medicaid document their citizenship. The new documentation requirement is outlined in Section 6036 of the Deficit Reduction Act of 2005 and is intended to ensure that Medicaid beneficiaries are United States citizens without imposing undue burdens on them or the states.

The new rule requires actual documentary evidence before Medicaid eligibility is granted or renewed. The provision requires that a person provide both evidence of citizenship and identity. In many cases, a single document will be enough to establish both citizenship and identity, such as a passport. However, if secondary documentation is used, such as a birth certificate, the individual will also need evidence of his or her identity. Affidavits can only be used in rare circumstances. Additional types of documentation, such as school records, may be used for children. Once citizenship has been proven, it need not be documented again with each eligibility renewal unless later evidence raises a question. Current Medicaid beneficiaries should not lose benefits during the period in which they are undertaking a good-faith effort to provide documentation to the state.

As with other Medicaid program requirements, states must implement an effective process for assuring compliance with documentation of citizenship in order to obtain federal matching funds, and effective compliance will be part of Medicaid program integrity monitoring. In particular, audit processes will track the extent to which states rely on lower categories of documentation, and on affidavits, with the expectation that such categories would be used relatively infrequently and less over time, as state processes and beneficiary documentation improves.

Because this rule is new, it is unclear what impact it will have on the enrollment levels of our various state HMOs. The new rule may result in the disenrollment of a material number of our members, thereby decreasing our premium revenues. As a result, this new proof of citizenship requirement could have a material adverse effect on our business, financial condition, or results of operations.

Item 5.	Other Information

On August 4, 2006, the Procurement Division of the Indiana Department of Administration notified our Indiana HMO that it has not been selected to proceed with contract negotiations to provide Medicaid services in calendar year 2007 to Indiana Medicaid (Hoosier Healthwise) members. As a result of its not being selected as a participating plan, our Indiana HMO’s existing Medicaid contract with the state will expire on December 31, 2006.

On August 8, 2006, our Utah HMO received back from the state a fully executed version of an agreement effective July 1, 2006 extending through June 30, 2007 our Utah HMO’s Medicaid and CHIP contract with the Utah Department of Health. A copy of the new contract is included with this quarterly report as Exhibit 10.1.

Attached as Exhibit 10.2 to this quarterly report is an amendment to the employment agreement between the Company and J. Mario Molina, our president and chief executive officer. The amendment memorializes the previously-disclosed annual salary of Dr. Molina in the amount of $775,000 for 2006, and reflects the performance benchmarks of Dr. Molina to obtain bonus awards for 2006 under the Company’s 2005 Incentive Compensation Plan.

Item 6.	Exhibits

Exhibit No.	Title

10.1	Contract between Molina Healthcare of Utah and Utah Department of Health extending contract term through June 30, 2007.

10.2	Amendment to Employment Agreement with Joseph M. Molina.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC. (Registrant)

Dated: August 8, 2006	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 8, 2006	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D. Chief Financial Officer and Treasurer (Principal Financial Officer)