Form 10-Q
period 2006-09-30
MOLINA HEALTHCARE INC
filed 2006-11-09
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of November 7, 2006, was 28,070,646.

MOLINA HEALTHCARE, INC.

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements.

MOLINA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$337,084	$249,203
Investments	91,659	103,437
Receivables	84,540	70,532
Income tax receivable	6,037	3,014
Deferred income taxes	2,073	2,339
Prepaid expenses and other current assets	8,564	10,321

Total current assets	529,957	438,846
Property and equipment, net	37,158	31,794
Goodwill and intangible assets, net	146,953	124,914
Restricted investments	19,980	18,242
Receivable for ceded life and annuity contracts	34,987	38,113
Other assets	8,539	8,018

Total assets	$777,574	$659,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$256,927	$217,354
Deferred revenue	12,472	803
Accounts payable and accrued liabilities	40,297	31,457

Total current liabilities	309,696	249,614
Long-term debt	15,000	—
Deferred income taxes	6,705	4,796
Liability for ceded life and annuity contracts	34,987	38,113
Other long-term liabilities	4,596	4,554

Total liabilities	370,984	297,077
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 28,070,646 shares at September 30, 2006 and 27,792,360 shares at December 31, 2005	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	172,112	162,693
Accumulated other comprehensive loss	(391)	(629)
Retained earnings	255,231	221,148
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	406,590	362,850

Total liabilities and stockholders’ equity	$777,574	$659,927

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Premium revenue	$512,080	$425,943	$1,441,197	$1,220,045
Investment income	5,385	2,668	14,278	6,792

Total revenue	517,465	428,611	1,455,475	1,226,837
Expenses:
Medical care costs:
Medical services	95,961	70,677	256,839	201,948
Hospital and specialty services	284,728	255,120	815,287	740,668
Pharmacy	50,181	40,815	143,706	126,600

Total medical care costs	430,870	366,612	1,215,832	1,069,216
Salary, general and administrative expenses	60,504	47,005	168,025	117,611
Loss contract charge	—	—	—	939
Depreciation and amortization	5,633	4,113	15,265	10,869

Total expenses	497,007	417,730	1,399,122	1,198,635

Operating income	20,458	10,881	56,353	28,202
Other expense:
Interest expense	(645)	(581)	(1,636)	(1,288)
Other, net	—	—	—	(400)

Total other expense	(645)	(581)	(1,636)	(1,688)

Income before income taxes	19,813	10,300	54,717	26,514
Income tax expense	7,472	3,489	20,634	9,650

Net income	$12,341	$6,811	$34,083	$16,864

Net income per share:
Basic	$0.44	$0.25	$1.22	$0.61

Diluted	$0.44	$0.24	$1.21	$0.60

Weighted average shares outstanding:
Basic	28,022	27,751	27,942	27,692

Diluted	28,346	28,067	28,253	28,010

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities
Net income	$34,083	$16,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,265	10,869
Amortization of capitalized credit facility fees	646	519
Deferred income taxes	(2,510)	(645)
Stock-based compensation	4,331	875
Changes in operating assets and liabilities:
Receivables	(13,099)	1,885
Prepaid expenses and other current assets	2,068	(1,361)
Medical claims and benefits payable	17,036	39,104
Accounts payable and accrued liabilities	7,411	6,385
Income taxes	1,955	(13,499)

Net cash provided by operating activities	67,186	60,996
Investing activities
Purchases of equipment	(13,285)	(9,808)
Purchases of investments	(103,702)	(55,273)
Sales and maturities of investments	115,866	33,720
Increase in restricted cash	(738)	(539)
Net cash acquired (paid) in purchase transactions	5,820	(32,288)
Increase in other long-term liabilities	42	496
Increase in other assets	(1,218)	(4,843)

Net cash provided by (used in) investing activities	2,785	(68,535)
Financing activities
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	1,094	1,674
Proceeds from exercise of stock options and employee stock purchases	1,816	1,414
Borrowings under credit facility	20,000	3,100
Principal payments on credit facility, capital lease obligation and mortgage note	(5,000)	(3,227)

Net cash provided by financing activities	17,910	2,961

Net increase (decrease) in cash and cash equivalents	87,881	(4,578)
Cash and cash equivalents at beginning of period	249,203	228,071

Cash and cash equivalents at end of period	$337,084	$223,493

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$19,969	$22,122

Interest	$1,589	$679

Schedule of non-cash investing and financing activities:
Change in unrealized gain on investments	$386	$(588)
Deferred taxes	(148)	226

Change in net unrealized gain on investments	$238	$(362)

Value of stock issued for employee compensation earned in previous year	$2,178	$—

Details of acquisitions:
Fair value of assets acquired	$86,024	$32,288
Less cash acquired in purchase transaction	(49,820)	—
Liabilities assumed in purchase transaction	(42,024)	—

Net cash (acquired) paid in purchase transaction	$(5,820)	$32,288

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data)

(unaudited)

September 30, 2006

1. The Reporting Entity

Molina Healthcare, Inc. (the Company) is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other government-sponsored programs for low-income families and individuals. We operate our business through wholly owned corporate subsidiaries licensed as health maintenance organizations, or HMOs, in the states of California, Indiana, Michigan, New Mexico, Ohio, Texas, Utah, and Washington.

Our Texas HMO began serving members in September 2006. As a result of our Indiana HMO’s not being selected for contract negotiations to provide services in 2007 under the Hoosier Healthwise Medicaid program, its Medicaid contract with the state will expire on December 31, 2006.

2. Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2005. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2005 audited consolidated financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our December 31, 2005 audited financial statements.

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

Stock-Based Compensation

At September 30, 2006, we had two stock-based employee compensation plans: the 2000 Omnibus Stock and Incentive Plan, and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan is frozen. Common shares issued pursuant to the exercise of stock options for the nine months ended September 30, 2006 and 2005 were 130,669 and 128,871, respectively.

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

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Our adoption of SFAS No. 123R reduced net income for the three and nine-month periods ended September 30, 2006 by approximately $592, or $.02 per basic and diluted share, and $1,673, or $0.06 per basic and diluted share, respectively.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions to stock-based employee compensation for the three and nine-month periods ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$6,811	$16,864
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for all awards	—	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards	(288)	(571)

Net adjustment	(288)	(571)

Net income, as adjusted	$6,523	$16,293

Earnings per share:
Basic—as reported	$0.25	$0.61

Basic—as adjusted	$0.24	$0.59

Diluted—as reported	$0.24	$0.60

Diluted—as adjusted	$0.23	$0.58

The following table illustrates the components of our stock-based compensation expense (net of tax) for the three months and nine months ended September 30, 2006 and 2005 as reported in the Condensed Consolidated Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock options (including shares issued under our employee stock purchase plan)	$592	$—	$1,673	$—
Stock grants	395	332	1,025	543

Total stock-based compensation expense, net of tax	$987	$332	$2,698	$543

The recognition and measurement of stock grants is the same under APB Opinion No. 25 and SFAS No. 123R. The related expenses for the fair value of stock grants were charged to salary, general and administrative expenses and are included in net income, as reported in the pro forma net income table above.

Stock option activity during the nine months ended September 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (months)
Outstanding as of December 31, 2005	651,047	$20.99
Granted	347,202	28.96
Exercised	(130,669)	9.57
Forfeited	(37,481)	39.00

Outstanding as of September 30, 2006	830,099	$25.31	$8,346	94

Exercisable as of September 30, 2006	345,785	$17.89	$6,041	75

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	N/A	4.06%	4.54%	4.06%
Expected volatility	N/A	53.2%	53.1%	53.2%
Expected option life (in years)	N/A	5	6	5
Expected dividend yield	None	None	None	None

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase our common stock. The expected option life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. There were no material changes made to the methodology used to determine the assumptions during the third quarter of 2006.

The weighted-average fair value of options granted during the nine-month period ended September 30, 2006 was $12.87. No options were granted during the third quarter of 2006. The weighted-average fair value of options granted during the three-month and nine-month periods ended September 30, 2005 was $22.27 and $22.09, respectively. The total intrinsic value of stock options exercised during the three and nine-months periods ended September 30, 2006 was $1,295 and $3,164, respectively. The total intrinsic value of stock options exercised during the three and nine-months periods ended September 30, 2005 was $295 and $5,254, respectively.

Non-vested restricted stock and restricted stock unit activity for the nine months ended September 30, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2005	100,497	$41.71
Granted	65,376	34.37
Vested	(46,690)	37.89
Forfeited	(8,675)	44.48

Non-vested balance as of September 30, 2006	110,508	$38.76

As of September 30, 2006, there was $8,900 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of two years.

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Shares outstanding at the beginning of the period	27,996,000	27,740,000	27,792,000	27,602,000
Weighted average number of shares issued for stock options, stock grants and employee stock purchases	26,000	11,000	150,000	90,000

Denominator for basic earnings per share	28,022,000	27,751,000	27,942,000	27,692,000
Dilutive effect of employee stock options and restricted stocks	324,000	316,000	311,000	318,000

Denominator for diluted earnings per share	28,346,000	28,067,000	28,253,000	28,010,000

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

In July 2006, FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a comprehensive accounting model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the potential impact of this interpretation on our consolidated financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Reclassifications

Certain amounts for 2005 have been reclassified to conform to the 2006 presentation. Such reclassifications had no impact on net income, cash flow or stockholders’ equity as previously reported.

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

3. Loss Contract Charge

In connection with the sale by our New Mexico HMO of certain commercial employer group contracts to another health plan on August 1, 2004, our New Mexico HMO entered into a transition services agreement (the TSA). The TSA required the New Mexico HMO to provide certain administrative services in support of the commercial membership through the date of each member group’s renewal. In exchange for those services, the New Mexico HMO was compensated by the buyer at a specific amount per member per month. The New Mexico HMO entered into the TSA as an inducement to the buyer to purchase the commercial membership, and anticipated that the TSA would be unprofitable. Effective with the implementation of the TSA (August 1, 2004), the New Mexico HMO recorded a liability for the costs of the run out of the commercial business of $2,640, the bulk of which consisted of anticipated losses under the TSA. During the second quarter of 2005, that reserve was exhausted. We anticipated that we would continue to provide services under the TSA through December 31, 2005 at a net cost of $939 and recorded a loss contract charge for that amount at June 30, 2005. As of September 30, 2006, the required run out services to be performed under the TSA were completed. A summary of activity for the net liability for termination of commercial operations for the period July 1, 2004 through September 30, 2006 follows:

Net liability for termination of commercial operations at July 1, 2004	$2,640
Revenue earned on transition services agreement	1,888
Costs incurred in providing transition services	(5,267)
Additional loss contract charge expensed in 2005	939
Reserve released in 2006	(200)

Net liability for termination of commercial operations at September 30, 2006	$0

4. Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary are as follows:

	September 30, 2006	December 31, 2005
California HMO	$18,931	$19,952
Utah HMO	45,795	32,929
Washington HMO	5,486	7,486
Others	14,328	10,165

Total receivables	$84,540	$70,532

Substantially all receivables due our California HMO at September 30, 2006 and December 31, 2005 were collected in October and January of 2006, respectively.

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

5. Other Assets

Other assets at September 30, 2006 included an equity investment of approximately $1,600 in a vision services provider that provides medical services to the Company’s members. Payments to the vision services provider were $2,209 and $5,670 for the three months and nine months ended September 30, 2006. Payments to the vision services provider were $880 and $1,924 for the three months and nine months ended September 30, 2005, respectively.

Other assets also include deferred financing costs associated with our secured credit agreement and certain investments held in connection with our deferred employee compensation program. A liability approximately equal to the assets held in connection with our deferred employee compensation program is included in other long-term liabilities.

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

Our obligations under the credit facility are collateralized by a lien on substantially all of our assets and by a pledge of the capital stock of our Indiana, Michigan, New Mexico, Utah, and Washington HMO subsidiaries and our Molina Healthcare Insurance Company subsidiary.

The credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The credit agreement also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.00 to 1.00 at any time.

At September 30, 2006, we were not in compliance with the covenant in our credit agreement regarding our fixed charge coverage ratio, constituting an event of default under the credit agreement. Effective as of November 6, 2006, the Company entered into a “Second Amendment and Waiver” with respect to the credit agreement. The Second Amendment and Waiver retroactively waives the Company’s non-compliance at September 30, 2006, modifies the definition of fixed charge coverage ratio to remove from the numerator both capital expenditures and certain defined contributions to subsidiaries, and changes the required ratio to 2.75 to 1.00 for the four quarters ending between September 30, 2006 through June 30, 2007, 3.00 to 1.00 for the four quarters ending between September 30, 2007 through June 30, 2008, and 3.50 to 1.00 for the quarters ending September 30, 2008 and thereafter. As a result of this amendment, we were in compliance with the fixed charge coverage ratio covenant for the quarter ended September 30, 2006.

At September 30, 2006, the amount outstanding under the credit facility was $15 million. At December 31, 2005, no amounts were outstanding under the credit facility.

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

Securities Litigation. Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired Company stock between November 3, 2004 and July 20, 2005. The class action complaints were consolidated into a single consolidated action, Case No. CV 05-5460 GPS (SHx) (the “Class Action”), and a lead plaintiff was appointed. On March 13, 2006, the lead plaintiff filed its consolidated complaint. The consolidated complaint purports to allege claims against Molina Healthcare, Inc., J. Mario Molina, John C. Molina, and Joseph W. White for alleged violations of the Securities Exchange Act of 1934 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On May 1, 2006, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted, and the motion has been fully briefed by the parties. On July 27, 2006, the federal court judge vacated the hearing on the motion and took the motion under submission. To date, no ruling on the motion has been issued. The Class Action is in the early stages, and no prediction can be made as to the outcome.

Derivative Litigation. On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of the Company against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the Class Action. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8,000. The parties agreed to conduct the arbitration in two phases. The first phase of the arbitration, comprising approximately $3,000 of the total demand, concluded in December 2005. At that time, Tenet was awarded approximately $1,700 by the arbitrator. Our California HMO paid the award in January 2006. This amount is in addition to approximately $330 it had paid earlier in the fourth quarter of 2005 to settle a portion of the claims included in the first phase of the arbitration. At December 31, 2005, our California HMO had recorded additional expense beyond the amount of $2,030 discussed above in connection with this matter, and the liability associated with that additional expense remained on our consolidated balance sheet at June 30, 2006. The final phase of the arbitration was settled during the third quarter of 2006. In connection with that settlement, our California HMO paid Tenet an amount equal to that accrued on our consolidated balance sheet at June 30, 2006. Accordingly, no expense or income has been recognized in relation to this matter during 2006, and the matter is now finally resolved.

Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named HMOs participating in the New Mexico Medicaid program as defendants, including the predecessor of the New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery is currently underway. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired

Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, $4,466 remains in the indemnification escrow fund.

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

Subscriber Group Claims

The United States Office of Personnel Management (OPM) has contacted our New Mexico HMO seeking repayment of approximately $3,800 in premiums paid by OPM on behalf of Federal employees for the years 1999, 2000 and 2002. OPM is also seeking recovery of approximately $500 in interest in connection with this matter. OPM is asserting that, during the years in question, it did not receive rate discounts equivalent to the largest discount given by the New Mexico HMO for Similar Sized Subscriber Groups as required by the New Mexico HMO’s agreement with OPM. In consultation with its external actuaries, our New Mexico HMO responded to OPM asserting that, based upon its analysis, no funds are owed to OPM. Our New Mexico HMO is currently awaiting the response of OPM.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our eight HMO subsidiaries operating in California, Indiana, Michigan, New Mexico, Ohio, Texas, Utah, and Washington. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferred to us in the form of loans, advances, or cash dividends, was $200,100 at September 30, 2006 and $155,900 at December 31, 2005. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Washington, Indiana, Michigan, Ohio, Texas and Utah have adopted these rules (which vary from state to state). While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not given notice of any intention to do so. Such requirements, if adopted by California, may increase the minimum capital required by that state.

At September 30, 2006, our HMOs had aggregate statutory capital and surplus of approximately $206,600 compared with the required minimum aggregate statutory capital and surplus of approximately $118,900. All of our HMOs were in compliance with the minimum capital requirements. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

8. Acquisitions

Michigan HMO

On May 18, 2006, our Michigan HMO completed its acquisition of HCLB, Inc. (“HCLB”). HCLB is the parent company of CAPE Health Plan, Inc. (“CAPE”), a Michigan corporation based in Southfield, Michigan. CAPE serves approximately 90,000 Medicaid members primarily in Southeast Michigan. The CAPE acquisition has expanded our geographic presence within Michigan. The purchase price was $44.0 million in cash and the acquisition was deemed effective May 15, 2006 for accounting purposes. Accordingly, the results of operations for CAPE are included in our consolidated financial statements for the periods following May 15, 2006.

The Company has allocated the purchase price to the fair value of HCLB assets acquired and liabilities assumed, including identifiable intangible assets, and the excess of purchase price over the fair value of net assets acquired was recorded as goodwill. Based upon our preliminary valuation, we have assigned $13.4 million of the purchase price to finite-lived intangible assets with a life of between five and ten years and approximately $15.8 million to goodwill. These amounts are subject to change upon completion of the final valuation.

9. Related Party Transactions

Effective March 1, 2006, we assumed an office lease from Millworks Capital Ventures with a remaining term of 52 months. Millworks Capital Ventures is owned by John C. Molina, our Chief Financial Officer, and his wife. The monthly base lease payment is approximately $18 and is subject to an annual increase. Based on a market report prepared by an independent realtor, we believe the terms and conditions of the assumed lease are at fair market value. We are currently using the office space under the lease for an office expansion.

On June 14, 2006, Mr. Wayne Lowell was elected to serve as a director by our Board of Directors. Prior to his election, Mr. Lowell had provided consulting services to the Company. For the three months and nine months ended September 30, 2006, total payments for his consulting services were $45.6 and $79.7, respectively. For the three months and nine months ended September 30, 2005, total payments for his services were $47.6 and $184.2, respectively. It is our expectation that Mr. Lowell will continue to provide us with his consulting services in the future.

The Company is a party to a fee for service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Amounts paid under the terms of that agreement were $73.1 and $316.0 for the three and nine months ended September 30, 2006, respectively, and $128.9 and $288.0 for the three and nine months ended September 30, 2005, respectively. The claims submitted to us by Pacific Hospital were reimbursed at prevailing market rates.

Effective June 1, 2006, the Company entered into an additional agreement with Pacific Hospital as part of a capitation arrangement. Under this arrangement, Pacific Hospital will receive a fixed fee from us based on member type. For the three months ended September 30, 2006, approximately $759 was paid to Pacific Hospital for capitation services. The Company believes this agreement with Pacific Hospital is based on prevailing market rates for similar services.

Mr. Harvey Fein, our Vice President of Internal Audit, serves on the board of directors of CADRE Funds, the professional portfolio manager of our invested cash and cash equivalents. Mr. Fein has no direct management control over the Company’s funds invested by CADRE Funds, and donates his board fees to charity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information made available below and elsewhere in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will” and similar expressions. These statements include, without limitation, statements about our anticipated financial performance, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	Uncertainty regarding our ability to control our medical costs and other operating expenses.

•	Uncertainty regarding our ability to accurately estimate incurred but not reported medical care costs.

•	Our dependence upon a relatively small number of government contracts and subcontracts for our revenue.

•	Uncertainty regarding our ability to renew our government contracts.

•	Government efforts to limit Medicaid expenditures.

•	Uncertainty regarding high dollar or “catastrophic” claims.

•	Changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations, including the recently enacted citizenship certification requirements.

•	Difficulties we encounter in managing, integrating, and securing our information systems.

•	Difficulties we encounter in executing our acquisition strategy, including obtaining the necessary government approvals and integrating our acquisitions.

•	Ineffective management of our growth.

•	The superior financial resources of our competitors.

•	Restrictions and covenants in our credit facility that may impede our ability to make or finance acquisitions and declare dividends.

•	The implementation of rate increases.

•	Uncertainty regarding our ability to enter into more favorable provider contracts.

•	Risks associated with our start-up health plans, in particular our rapidly growing Ohio HMO, and with our Medicare Advantage special needs plans.

•	Uncertainty regarding membership eligibility processes and methodologies.

•	Our dependence upon certain key employees.

•	Our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California.

•	The existence of state regulations that impair our ability to upstream cash from our subsidiaries.

•	Demographic changes or unexpected changes in utilization patterns.

•	Inherent uncertainties involving pending legal or administrative proceedings.

•	Difficulties in determining the appropriate premium rates for populations transitioning from fee-for-service programs into managed care.

•	Uncertainties in realizing the expected cost savings of transitioning fee-for-service members into managed care due to difficulties in educating members and providers about appropriate managed care practices.

•	Previously unmet needs of members transitioning from fee for service into managed care.

•	Administrative costs incurred at our start-up health plans prior to the full assignment of membership to those plans.

Investors should refer both to our Annual Report on Form 10-K for the year ended December 31, 2005, and to “Part II, Item 1A – Risk Factors” below, for a discussion of certain risk factors which could materially affect our business, financial condition, or future results. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.

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

We generate revenues primarily from premiums we receive from the states in which we operate. Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. For the nine months ended September 30, 2006, we received approximately 87.3% of our premium revenue as a fixed amount per member per month pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. Approximately 7.1% of our premium revenue in the nine months ended September 30, 2006 was realized under a cost plus reimbursement agreement that our Utah HMO has with that state. We also received approximately 5.6% of our premium revenue for the nine months ended September 30, 2006 in the form of birth payments (one-time payments for the delivery of children) from the Medicaid programs in Indiana, Michigan, New Mexico, Ohio, and Washington. Such payments are recognized as revenue in the month the birth occurs. The state Medicaid programs periodically adjust premium rates.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state as of the dates indicated.

Market	As of September 30, 2006	As of December 31, 2005		As of September 30, 2005
California	302,000	321,000		333,000
Indiana	54,000	24,000		21,000
Michigan	227,000	144,000		145,000
New Mexico	62,000	60,000		62,000
Ohio	33,000	N/A	(1)	N/A	(1)
Texas	3,000	N/A	(2)	N/A	(2)
Utah	54,000	59,000		56,000
Washington	280,000	285,000		287,000

Total	1,015,000	893,000		904,000

(1)	The Company’s Ohio plan commenced operations in December 2005. Enrollment at December 31, 2005 was less than 250 members.

(2)	The Company’s Texas plan commenced operations in September 2006.

The following table details member months (defined as the aggregation of each month’s ending membership for the period) by state for the periods indicated:

	Three months ended September 30,			% of Increase (Decrease)	Nine months ended September 30,			% of Increase (Decrease)
	2006	2005			2006	2005
California	911,000	1,006,000		(9.4)%	2,785,000	2,598,000		7.2%
Indiana	150,000	59,000		154.2%	328,000	79,000		315.2%
Michigan	681,000	441,000		54.4%	1,677,000	1,375,000		22.0%
New Mexico	181,000	183,000		(1.1)%	535,000	553,000		(3.3)%
Ohio	95,000	N/A	(1)	—	229,000	N/A	(1)	—
Texas	3,000	N/A	(2)	—	3,000	N/A	(2)	—
Utah	167,000	164,000		1.8%	527,000	492,000		7.1%
Washington	846,000	856,000		(1.2)%	2,572,000	2,521,000		2.0%

Total	3,034,000	2,709,000		12.0%	8,656,000	7,618,000		13.6%

(1)	The Company’s Ohio plan commenced operations in December 2005. Enrollment at December 31, 2005 was less than 250 members.
(2)	The Company’s Texas plan commenced operations in September 2006.

Our operating expenses include expenses related to the provision of medical care services and salary, general and administrative, or SG&A, costs. Our results of operations are impacted by our ability to effectively manage expenses related to health care services and accurately predict costs incurred.

Expenses related to medical care services include two components: direct medical expenses and medically related administrative costs. Direct medical expenses include payments to physicians, hospitals, and providers of ancillary medical services, such as pharmacy, laboratory, and radiology services. Some of our primary care physicians are paid on a capitation basis (a fixed amount per member per month regardless of actual utilization of medical services), while others are paid on a fee-for-service basis. Specialists and hospitals are paid for the most part on a fee-for-service basis. For the nine months ended September 30, 2006, approximately 84.0% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis. Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service, per diems, diagnostic-related groups, capitation, and case rates.

Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. All capitation expenses are recorded as “Medical services” in our Condensed Consolidated Statements of Income.

Fee-for-service payments are expensed in the period services are provided to our members. Medical care costs include actual historical claims experience and estimates of medical expenses incurred but not reported, or IBNR. We estimate our IBNR monthly based on a number of factors, including prior claims experience, inpatient hospital utilization data, and prior authorization of medical services. As part of this review, we also consider uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership, and medical cost trends. Estimates are adjusted monthly as more information becomes available. We employ our own actuary and engage the service of independent actuaries as needed. We believe that our process for estimating IBNR is adequate, but all estimates are subject to uncertainties and our actual medical care costs have in the past exceeded such estimates. Our estimates of IBNR may be inadequate in the future, which would negatively affect our results of operations. Additionally, our inability to accurately estimate IBNR may also affect our ability to take timely corrective actions, further exacerbating the extent of the negative impact on our results of operations.

Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services, and compliance. Salary and benefit costs are a substantial portion of these expenses. During the nine months ended September 30, 2005 and 2006, medically-related administrative costs, classified as “Medical services” in our Condensed Consolidated Statements of Income, constituted between 2.5% and 3% of premium revenue.

SG&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some SG&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration, and provider relations. Included in SG&A expenses are premium taxes for our California HMO (beginning July 1, 2005), Michigan HMO, New Mexico HMO, Ohio HMO, Texas HMO (beginning September 2006), and Washington HMO.

Results of Operations

The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium revenue earned and the cost of health care.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Premium revenue	99.0%	99.4%	99.0%	99.4%
Investment income	1.0%	0.6%	1.0%	0.6%

Total revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	84.1%	86.1%	84.4%	87.6%
Salary, general and administrative expenses	11.7%	11.0%	11.5%	9.6%
Operating income	4.0%	2.5%	3.9%	2.3%
Net income	2.4%	1.6%	2.3%	1.4%

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

Net Income

Net income for the quarter ended September 30, 2006 was $12.3 million, or $0.44 per diluted share, compared with net income of $6.8 million, or $0.24 per diluted share, for the quarter ended September 30, 2005. The increase in net income was primarily the result of improved medical care costs as a percentage of premium revenue (the medical care ratio) for our Washington, Michigan, and New Mexico HMOs, offset in part by the higher medical care ratio of our California and Indiana HMOs, start-up costs associated with our Ohio HMO, and higher consolidated administrative expenses related principally to our ongoing medical care cost control initiatives.

Premium Revenue

Premium revenue for the quarter ended September 30, 2006 was $512.1 million, representing an increase of $86.2 million, or 20.2%, over premium revenue of $425.9 million for the quarter ended September 30, 2005. Increased membership provided $54.8 million of the increase in premium revenue, while the remainder of the increase was due to higher per member per month (PMPM) premium revenue. The acquisition of CAPE Health Plan in Michigan on May 15, 2006 and start-up operations in Indiana and Ohio were the primary drivers of the increase in premium revenue. Membership growth was partially offset by declines in membership in California and Michigan (excluding the CAPE acquisition). The Utah HMO also contributed to the increase in premium revenue as higher medical costs resulted in higher premiums earned under our cost reimbursement formula with that state.

Investment Income

Investment income increased to $5.4 million in the third quarter of 2006 from $2.7 million reported in the third quarter of 2005 as a result of higher invested balances and higher rates of return.

Medical Care Costs

The medical care ratio decreased to 84.1% in the third quarter of 2006 from 86.1% in the third quarter of 2005. The year-over-year improvement in the medical care ratio was the result of improved medical care ratios in our Washington, Michigan, and New Mexico HMOs. The improved medical care ratios in those states was partially offset by increased medical care ratios in our California and Indiana HMOs, and by the start-up of our Ohio HMO, which had a medical care ratio that is substantially higher than that experienced by the Company as a whole.

Our Washington, Michigan, and New Mexico HMOs all reported lower medical care ratios in both the quarter and the nine months ended September 30, 2006 when compared with the comparable periods in 2005. We believe that the improvement at these health plans is principally the result of re-contracting efforts and improved monitoring and management of medical utilization.

We believe that the decline in our California HMO’s profitability is the result of limited premium increases compounded by higher hospital costs. Utilization of medical services does not appear to be a significant contributor to difficulties in the California market. Our California HMO has taken a number of actions designed to improve its performance, including adding new senior staff and renegotiating certain provider contracts. It is also exploring ways to increase premium rates from the state.

The medical care ratios in Ohio and Indiana were substantially higher than that experienced historically by the Company as a whole. We believe that the higher medical care ratios in Ohio and Indiana are primarily due to the following factors:

•	The transition of members from fee-for-service to a managed care environment requires that both members and providers be educated in the appropriate practices of managed care, such as relying on primary care physicians rather than on emergency rooms. Such broad-based educational efforts require time for assimilation before they can result in changed patterns of behavior and treatment.

•	The transition of members into managed care may result in the identification of previously unmet health care needs which can create a temporary spike in health care costs.

•	Our Indiana plan, and to a lesser degree our Ohio plan, has experienced higher than average pharmacy costs.

Membership at our Ohio health plan has grown dramatically since September 30, 2006, increasing to approximately 77,000 at November 1, 2006. We anticipate substantial additional growth in Ohio during 2007 related to the state’s expansion of its Medicaid Managed Care Program for its Aged, Blind and Disabled (ABD) population.

As previously disclosed, the Medicaid contract of our Indiana HMO will expire on December 31, 2006. Our Indiana HMO has appealed the State’s decision not to renew the contract, but there can be no assurance that this appeal will be successful. We do not believe that the discontinuation of Medicaid services by our Indiana HMO will have a material impact on the Company’s cash flows or results of operations.

Medical care costs increased in absolute terms to $430.9 million in the third quarter of 2006 from $366.6 million in the third quarter of 2005 due primarily to higher capitation costs, hospital and specialty services, and pharmacy costs.

Salary, General and Administrative Expenses

Salary, general and administrative expenses were $60.5 million for the third quarter of 2006, representing 11.7% of total revenue, compared with $47.0 million, or 11.0% of total revenue, for the third quarter of 2005.

Core G&A (defined as SG&A expenses less premium taxes) increased to 8.6% of total revenue in the third quarter of 2006 compared with 7.4% in the third quarter of 2005. The increase in core G&A was primarily due to investments in infrastructure to support our medical care cost control initiatives, our information technology initiatives, our expansion into Ohio and Texas, and the launch of our Medicare Advantage Special Needs Plans. Expensing of stock option, effective January 1, 2006, reduced earnings per diluted share by approximately $0.02 in the third quarter of 2006.

Depreciation and Amortization

Depreciation and amortization expense increased to $5.6 million for the three month period ended September 30, 2006 from $4.1 million for the same period in 2005. Increased amortization expense due to the CAPE acquisition in Michigan, which closed on May 15, 2006, contributed $0.7 million in additional amortization. Depreciation expense increased by $0.8 million as a result of investments in infrastructure, principally at our corporate offices.

Interest Expense

Interest expense totaled $0.6 million for the third quarter of 2006, essentially flat when compared with the same period of 2005. Interest expense includes interest on borrowings and the facility fee on unused amounts available under our credit facility.

Income Taxes

Income taxes were recognized in the third quarter of 2006 based upon an effective tax rate of 37.7% compared with an effective tax rate of 33.9% in the third quarter of 2005. The effective tax rate for the third quarter of 2005 was less than the 38.0% effective rate anticipated by the Company due to an increase in that portion of the Company’s net income earned by subsidiaries that are not subject to state income tax, coupled with larger than anticipated economic development credits in California.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

Net Income

Net income for the nine months ended September 30, 2006, was $34.1 million, or $1.21 per diluted share, compared with $16.9 million, or $0.60 per diluted share, for the nine months ended September 30, 2005. The increase in net income was primarily the result of a decrease in the medical care ratio of 320 basis points for the nine months ended September 30, 2006 when compared with the same period in 2005. The $5.0 million of positive prior period claims development that we experienced in the second quarter of 2006 partly contributed to our lower medical care ratio.

Premium Revenue

Premium revenue for the nine months ended September 30, 2006 was $1,441.2 million, representing an increase of $221.2 million, or 18.1%, over premium revenue of $1,220.0 million for the same period of 2005. Increased membership added $172.8 million to our premium revenue, while increases in the amount of revenue received per member per month provided the remainder of the increase. The membership growth associated with the acquisition of CAPE Health Plan by our Michigan HMO on May 15, 2006, with the acquisition of Sharp Health Plan by our California HMO on June 1, 2005, and with the start-up of our Indiana and Ohio HMOs, was the primary driver of the increase in premium revenue. Partially offsetting this membership growth was the decline in membership experienced by our California and Michigan HMOs (excluding acquisitions). The Utah HMO also contributed to the increase in premium revenue as higher medical costs resulted in higher premiums earned under our cost reimbursement formula with that state.

Investment Income

Investment income for the nine months ended September 30, 2006 increased to $14.3 million from $6.8 million for the same period of 2005, an increase of 110.3%, principally as a result of larger invested balances and higher rates of return.

Medical Care Costs

The medical care ratio decreased to 84.4% in the nine months ended September 30, 2006 from 87.6% in the same period of 2005. Medical care costs increased in absolute terms to $1,215.8 million in the nine months ended September 30, 2006 from $1,069.2 million in the same period of 2005.

The decrease in our medical care ratio for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 was due to the same factors as discussed earlier in the results of operations for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. Additionally, the medical care ratio for the nine months ended September 30, 2006 benefited from the $5.0 million of positive prior period claims development that we experienced in the second quarter of 2006.

Salary, General and Administrative Expenses

SG&A expenses were $168.0 million for the nine months ended September 30, 2006, representing 11.5% of total revenue, compared with $117.6 million, or 9.6% of total revenue, for the nine months ended September 30, 2005.

Core G&A increased to 8.5% of total revenue in the nine months ended September 30, 2006 compared with 6.7% in the nine months ended September 30, 2005. The increase in core G&A during the nine months ended September 30, 2006 compared with the same period in 2005 was primarily due to the infrastructure improvements and product and market expansions as discussed earlier in the results of operations for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. Expensing of stock options, effective January 1, 2006, reduced earnings per diluted share by approximately $0.06 for the nine months ended September 30, 2006.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2006 increased to $15.3 million from $10.9 million for the same period of the prior year. Amortization expense increased by $1.5 million, principally due to our California and Michigan acquisitions. Depreciation expense increased by $2.9 million as a result of investments in infrastructure, principally at our corporate offices.

Interest Expense

Interest expense increased to $1.6 million for the nine months ended September 30, 2006 from $1.3 million for the same period of 2005 due to increased credit facility fees, increased borrowings, and higher interest rates.

Income Taxes

Income tax expense increased to $20.6 million in the nine months ended September 30, 2006 from $9.7 million in the same period of the prior year due to higher operating profit in 2006. Our effective tax rate was 37.7% for the nine months ended September 30, 2006, compared with 36.4% for the same period of 2005.

Liquidity and Capital Resources

We generate cash from premium revenue and investment income. Our primary uses of cash include the payment of expenses related to medical care services and SG&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets. At September 30, 2006, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. At September 30, 2006, our investments (all of which are classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Two professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the nine months ended September 30, 2006 and 2005 was approximately 4.8% and 2.8%, respectively.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities.

Net cash provided by operating activities was $67.2 million for the nine months ended September 30, 2006 and $61.0 million for the nine months ended September 30, 2005. Net income and the timing of payments for medical claims and benefits payable were the primary sources of cash provided by operating activities for the nine months ended September 30, 2006. Partially reducing cash provided by operating activities during the nine months ended September 30, 2006 was an increase in receivables of $13.1 million due to the timing of cash receipts from the state of Utah.

Cash provided by operating activities for the nine months ended September 2006 was $6.2 million higher than the same period in 2005 due to higher operating profit, partially offset by the timing of payments for medical claims and benefits payable, taxes and receivables.

At September 30, 2006, we had working capital of $220.3 million compared with $189.2 million at December 31, 2005. At September 30, 2006 and December 31, 2005, cash and cash equivalents were $337.1 million and $249.2 million, respectively. At September 30, 2006 and December 31, 2005, investments (all classified as current assets) were $91.7 million and $103.4 million, respectively. At September 30, 2006, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $28.3 million.

At September 30, 2006, we were not in compliance with the covenant in our credit agreement regarding our fixed charge coverage ratio, constituting an event of default under the credit agreement. Effective as of November 6, 2006, we entered into a “Second Amendment and Waiver” with respect to the credit agreement. The Second Amendment and Waiver retroactively waives the Company’s non-compliance at September 30, 2006, modifies the definition of fixed charge coverage ratio to remove from the numerator both capital expenditures and certain defined contributions to subsidiaries, and changes the required ratio to 2.75 to 1.00 for the four quarters ending between September 30, 2006 through June 30, 2007, 3.00 to 1.00 for the four quarters ending between September 30, 2007 through June 30, 2008, and 3.50 to 1.00 for the quarters ending September 30, 2008 and thereafter. As a result of this amendment, we were in compliance with the fixed charge coverage ratio covenant for the quarter ended September 30, 2006.

In November 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $300 million of securities, including common stock and debt securities. No securities have been issued under the shelf registration statement. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.

Anticipated membership growth in our Ohio HMO may require us to contribute up to $50.0 million in regulatory capital to that health plan by the end of 2007. This funding requirement is the result of the minimum net worth commitment required under our current and anticipated contracts with the Ohio Department of Jobs and Family Services. This requirement is based upon the actual membership of the health plan and is calculated on a per member per month basis. This requirement is likely to exceed any risk-based capital or other regulatory requirements. The anticipated infusion of regulatory capital into Ohio will need to be funded under our credit facility or by alternative funding means.

In addition, the continuing difficulties of our California HMO, and the expansion of our start-up Texas HMO, may require the infusion of additional capital. Other than the required infusions of regulatory capital into Ohio, we believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our eight HMO subsidiaries operating in California, Indiana, Michigan, New Mexico, Ohio, Texas, Utah, and Washington. The HMOs are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to their stockholders.

The National Association of Insurance Commissioners, or NAIC, has established rules which, if adopted by a particular state, set minimum capitalization requirements for HMOs and other insurance entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which in their final adopted form vary slightly from state to state, have been adopted in Indiana, Michigan, Ohio, Texas, Utah, and Washington. While New Mexico has not formally adopted the RBC rules, that state holds our New Mexico HMO to those rules. California has not adopted RBC rules and has not given notice of any intention to do so. The RBC rules, if adopted by California, may increase the minimum capital required by that state.

At September 30, 2006, our HMOs had aggregate statutory capital and surplus of approximately $206.6 million, compared with the required minimum aggregate statutory capital and surplus of approximately $118.9 million. All of our HMOs were in compliance with the minimum capital requirements at September 30, 2006. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2006.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2005, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report other than the draw down of $15 million on the credit facility (which is due in year 2010) and the contractual funding requirement in Ohio discussed above.

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

Our medical care costs include actual historical claims experience and estimates for medical care costs incurred but not reported to us, or IBNR. We estimate medical claims liabilities using actuarial methods based upon historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of health care services, information provided by our providers, and other relevant factors. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the relevant period.

While we believe our current estimated IBNR is adequate, we have in the past been required to make a significant adjustment to these estimates and it is possible that we will be required to make significant adjustments or revisions to these estimates in the future. The most significant estimates involved in determining our claims liability concern the determination of claims payment completion factors and trended per member per month cost estimates.

For the fifth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date based on historical payment patterns.

The following table reflects the change in our estimate of claims liability as of September 30, 2006 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding September 30, 2006 by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations because the majority of its business is conducted under a cost reimbursement contract. Our recent acquisition, CAPE Health Plan, is excluded from these calculations because our statement of operations only includes CAPE Health Plan for the period subsequent to May 15, 2006. Dollar amounts are in thousands.

(Decrease) increase in estimated completion factors	Increase (decrease) in medical claims and benefits payable
(3)%	$18,828
(2)%	12,552
(1)%	6,276
1%	(6,276)
2%	(12,552)
3%	(18,828)

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

The following table reflects the change in our estimate of claims liability as of September 30, 2006 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations because the majority of its business is conducted under a cost reimbursement contract. CAPE Health Plan, which was acquired on May 15, 2006, is included in these calculations. Dollar amounts are in thousands.

(Decrease) increase in trended per member per month cost estimates	(Decrease) increase in medical claims and benefits payable
(3)%	$(10,722)
(2)%	(7,148)
(1)%	(3,574)
1%	3,574
2%	7,148
3%	10,722

Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNR at September 30, 2006, net income for the nine months ended September 30, 2006 would increase or decrease by approximately $3.9 million, or $0.14 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNR at September 30, 2006, net income for the nine months ended September 30, 2006 would increase or decrease by approximately $2.2 million, or $0.08 per diluted share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the nine months ended September 30, 2006 and 2005. Dollar amounts are in thousands.

	Nine months ended September 30,
	2006	2005
Balances at beginning of period	$217,354	$160,210
Medical claims and benefits payable from business acquired during the period	22,536	—
Components of medical care costs related to:
Current year	1,254,174	1,071,500
Prior years	(38,342)	(2,284)

Total medical care costs	1,215,832	1,069,216
Payments for medical care costs related to:
Current year	1,017,923	880,713
Prior years	180,872	149,399

Total paid	1,198,795	1,030,112

Balances at end of period	$256,927	$199,314

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

As of September 30, 2006, we had cash and cash equivalents of $337.1 million, investments of $91.7 million, and restricted investments of $20.0 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. At September 30, 2006, our investments (all of which are classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the condensed consolidated balance sheet. Declines in interest rates over time will reduce our investment income.

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

Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Litigation. Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired Company stock between November 3, 2004 and July 20, 2005. The class action complaints were consolidated into a single consolidated action, Case No. CV 05-5460 GPS (SHx) (the “Class Action”), and a lead plaintiff was appointed. On March 13, 2006, the lead plaintiff filed its consolidated complaint. The consolidated complaint purports to allege claims against Molina Healthcare, Inc., J. Mario Molina, John C. Molina, and Joseph W. White for alleged violations of the Securities Exchange Act of 1934 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On May 1, 2006, the defendants filed a motion to dismiss the consolidated complaint for failure to state a claim upon which relief can be granted, and the motion has been fully briefed by the parties. On July 27, 2006, the federal court judge vacated the hearing on the motion and took the motion under submission. To date, no ruling on the motion has been issued. The Class Action is in the early stages, and no prediction can be made as to the outcome.

Derivative Litigation. On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of the Company against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402 arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the Class Action. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8,000. The parties agreed to conduct the arbitration in two phases. The first phase of the arbitration, comprising approximately $3,000 of the total demand, concluded in December 2005. At that time, Tenet was awarded approximately $1,700 by the arbitrator. Our California HMO paid the award in January 2006. This amount is in addition to approximately $330 it had paid earlier in the fourth quarter of 2005 to settle a portion of the claims included in the first phase of the arbitration. At December 31, 2005, our California HMO had recorded additional expense beyond the amount of $2,030 discussed above in connection with this matter, and the liability associated with that additional expense remained on our consolidated balance sheet at June 30, 2006. The final phase of the arbitration was settled during the third quarter of 2006. In connection with that settlement, our California HMO paid Tenet an amount equal to that accrued on our consolidated balance sheet at June 30, 2006. Accordingly, no expense or income has been recognized in relation to this matter during 2006, and the matter is now finally resolved.

Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named HMOs participating in the New Mexico Medicaid program as defendants, including the predecessor of the New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery is currently underway. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, $4,466 remains in the indemnification escrow fund.

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

In addition to the other information set forth in this report and the risk factor discussed below, you should carefully consider the risk factors discussed in Part I, Item 1A – Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005, and also the risk factor discussed in Part II, Item 1A – Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, any of which risk factors could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

There Are Numerous Risks Associated With The Rapid Growth Of Our Ohio HMO.

Membership at our Ohio HMO is growing rapidly. For instance, during the month of October 2006, our Ohio membership grew by approximately 44,000 members, from approximately 33,000 members at September 30, 2006 to approximately 77,000 members at November 1, 2006. Our Ohio HMO is expected to continue to grow rapidly during the remainder of 2006 and throughout 2007. Such rapid growth of our Ohio HMO, when combined with the difficulties we have been experiencing in our California HMO and the expected growth of our Texas HMO start-up, will likely require a significant concentration of our Company energy and resources, thereby potentially limiting our ability to pursue new requests for proposals or other new business opportunities. In addition, the anticipated rapid growth of our Ohio HMO may require us to contribute up to approximately $50 million in regulatory capital by the end of 2007. This anticipated infusion of regulatory capital will most likely be required to be funded under our credit facility, thereby increasing our interest costs.

Since our Ohio HMO commenced operations in December 2005, its medical care ratio has been substantially higher than that historically experienced by the Company as a whole. In the event the Company is unable to lower the medical care ratio of its Ohio HMO within a reasonable time period, or if the Ohio HMO requires a disproportionate investment of corporate energy and resources or is otherwise unsuccessful, its poor performance could detrimentally impact the financial performance of the Company as a whole.

Item 5.	Other Information

On October 6, 2006, the Ohio Department of Jobs and Family Services (ODJFS) issued a notice of intent to award provider agreements to our Ohio HMO to provide health care services to a portion of the Aged, Blind and Disabled (ABD) population in Ohio’s Medicaid Managed Care Program. ODJFS selected our Ohio HMO to participate in each of the Central region, the Southeast region, the Southwest region, and the West Central region. Subsequently, ODJFS issued a notification to our Ohio HMO indicating that it had identified an information systems error which affected the scoring outcome in the Central and Southwest regions. The two other regions for which our Ohio HMO had been notified of a preliminary contract award—the Southeast and West Central regions—were unaffected by the information systems error. In light of this error, ODJFS determined that it would issue a new RFA in order to select a maximum of three applicants in each of the affected regions. ODJFS expects the new RFA will be released on or around November 15, 2006, and that new selection notification letters will be issued on or around February 6, 2007. In the absence of any additional unforeseen circumstances, ODJFS expects that the new RFA process will result in a one-month delay in the completion of enrollment activities for the ABD Managed Care Program, and that all Medicaid consumers eligible for ABD managed care will be enrolled by June 2007.

Effective retroactive to October 1, 2006, both Molina Healthcare of Michigan, Inc. and Cape Health Plan, Inc. have entered into one-year Medicaid contract extensions with the State of Michigan Department of Management and Budget (DMB). The contract extensions extend the term of the parties’ existing Medicaid contracts through October 1, 2007, and also make certain conforming increases in budgetary amounts payable under the contracts. All other material terms and conditions of the parties’ existing Medicaid contracts remain unchanged. Although both our Michigan HMO and Cape HMO are awaiting final contract signature pages from DMB, based upon certain representations and the parties’ conduct, they believe the contracts have been effectively entered into. The contract summary and description included herein is qualified by the specific terms and conditions of the contracts attached hereto as Exhibits 10.2 and 10.3.

On November 6, 2006, the Company adopted the Molina Healthcare, Inc. 2005 Deferred Compensation Plan. The 2005 Deferred Compensation Plan replaces the Company’s former deferred compensation plan (which is now frozen), and reflects various changes that conform with and reflect the enactment of Internal Revenue Code Section 409A and the regulations promulgated thereunder. The 2005 Deferred Compensation Plan is intended to provide key employees of the Company and its subsidiaries a tax deferred, capital accumulation program in order to attract and retain highly qualified personnel. This summary and description of the 2005 Deferred Compensation Plan is qualified by the specific terms and conditions of the plan attached hereto as Exhibit 10.4.

Item 6.	Exhibits

Exhibit No.	Title
10.1	Second Amendment and Waiver of Credit Agreement dated as of November 6, 2006, among Molina Healthcare, Inc. and Bank of America as Administrative Agent.

10.2	Contract Extension between Molina Healthcare of Michigan, Inc. and State of Michigan Department of Management and Budget effective as of October 1, 2006.

10.3	Contract Extension between Cape Health Plan, Inc. and State of Michigan Department of Management and Budget effective as of October 1, 2006.

10.4	Molina Healthcare, Inc. 2005 Deferred Compensation Plan adopted November 6, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC. (Registrant)

Dated: November 8, 2006	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 8, 2006	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D. Chief Financial Officer and Treasurer (Principal Financial Officer)