Form 10-K
period 2006-12-31
MOLINA HEALTHCARE INC
filed 2007-03-14
CIK 1179929

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2006, the last business day of our most recently completed second fiscal quarter, was approximately $472,382,683 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on such date).

As of March 8, 2007, 28,157,626 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on May 9, 2007 are incorporated by reference into Part III of this Form 10-K.

MOLINA HEALTHCARE, INC.

Form 10-K

PART I

Item 1: Business

Overview

We are a multi-state managed care organization participating exclusively in government-sponsored health care programs for low-income persons, such as the Medicaid program and the State Children’s Health Insurance Program, or SCHIP. Commencing in January 2006, we also began to serve a very small number of members who are dually eligible under both the Medicaid and Medicare programs. We conduct our business primarily through seven licensed health plans in the states of California, Michigan, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those seven states, each of which is licensed as a health maintenance organization, or HMO. Our revenues are derived primarily from premium revenues paid to our HMOs by the relevant state Medicaid authority. The payments made to our HMOs generally represent an agreed upon amount per member per month, or a “capitation” amount, which is paid regardless of whether the member utilizes any medical services in that month, or whether the member utilizes medical services in excess of the capitation amount. Each HMO arranges for health care services for its members by contracting with health care providers in the relevant communities or states, including contracting with primary care physicians, specialist physicians, physician groups, hospitals, and other medical care providers. Our California HMO also operates 19 of its own primary care community clinics. Various core administrative functions of our health plans—primarily claims processing, information systems, and finance—are centralized at our corporate parent in Long Beach, California. As of December 31, 2006, approximately 1,021,000 members were enrolled in our seven health plans.

Dr. C. David Molina founded our company in 1980 under the name Molina Medical Centers as a provider organization serving the Medicaid population in Southern California through a network of primary care clinics. In 1997, we established our Utah health plan as a start-up operation. In 1999, we incorporated in California as the parent company of our California and Utah health plan subsidiaries under the name, American Family Care, Inc. In late 1999, we acquired our Michigan and Washington health plans. In March 2000, we changed our name to Molina Healthcare, Inc. In June 2003, we reincorporated from California to Delaware, and in July 2003 we completed our initial public offering of common stock and listed our shares for trading on the New York Stock Exchange under the trading symbol, MOH. In July 2004, we acquired our New Mexico health plan. Our start-up health plan in Ohio began operations in December 2005 and had approximately 76,000 members as of December 31, 2006. In September 2006, our Texas start-up health plan commenced operations and had approximately 19,000 members as of December 31, 2006. The contract of our Indiana health plan was not renewed in 2006 and thus expired as of December 31, 2006.

Our members have distinct social and medical needs and come from diverse cultural, ethnic, and linguistic backgrounds. From our inception, we have focused exclusively on serving low-income individuals enrolled in government-sponsored healthcare programs. Our success has resulted from our extensive experience with meeting the needs of our members, including our over 25 years of experience in operating community-based primary care clinics, our cultural and linguistic expertise, our education and outreach programs, our expertise in working with government agencies, and our focus on operational and administrative efficiencies.

Our principal executive offices are located at One Golden Shore Drive, Long Beach, California 90802, and our telephone number is (562) 435-3666. Our website is www.molinahealthcare.com. Information contained on our website or linked to our website is not incorporated by reference into, or as part of, this annual report. Unless the context otherwise requires, references to “Molina Healthcare,” the “Company,” “we,” “our,” and “us” herein refer to Molina Healthcare, Inc. and its subsidiaries. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, are available free of charge on our website, www.molinahealthcare.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information regarding our officers, directors, and copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and our

Audit, Compensation, and Corporate Governance and Nominating Committee Charters, are also available on our website. Such information is also available in print upon the request of any stockholder to our Investor Relations Department at the address of our executive offices set forth above.

Our Industry

The Medicaid and SCHIP Programs. Established in 1965, the Medicaid program is an entitlement program funded jointly by the federal and state governments and administered by the states. The Medicaid program provides health care benefits to low-income families and individuals. Each state establishes its own eligibility standards, benefit packages, payment rates, and program administration within federal guidelines. The most common state-administered Medicaid program is the Temporary Assistance for Needy Families program, or TANF (often pronounced “TAN-if”). TANF is the successor to the Aid to Families with Dependent Children program, or AFDC, and most enrolled members are mothers and their children. Another common state-administered Medicaid program is for the aged, blind, and disabled, or ABD Medicaid members, who do not qualify under mandatory Medicaid coverage categories.

In addition, the State Children’s Health Insurance Program, known widely by the acronym, SCHIP, is a matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage, but not enough to afford commercial health insurance. States have the option of administering SCHIP through their Medicaid programs.

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

Medicare Advantage Special Needs Plans. Consistent with our historical mission of serving low-income and medically underserved families and individuals, on January 1, 2006, our health plans in California, Michigan, Utah, and Washington began operating Medicare Advantage Special Needs Plans in their respective states. The Medicare Modernization Act of 2003 created a new type of Medicare Advantage coordinated care plan focused on individuals with special needs, such as those Medicare beneficiaries who are also eligible for Medicaid, are institutionalized, or have severe or disabling chronic conditions. The plans organized to provide services to these “special needs individuals” are called Special Needs Plans, or SNPs. The Molina Healthcare SNPs will initially focus on serving only the dual eligible population—that is, those beneficiaries eligible for both Medicare and Medicaid such as low-income seniors and people with disabilities. We intend to use our Medicare Advantage SNPs as a platform for ongoing discussions with state and federal regulators regarding the integration of Medicare and Medicaid benefits in order to provide a single point of access and accountability for care and services. Total enrollment in our SNPs at December 31, 2006 was approximately 2,000 members.

Other Government Programs for Low Income Individuals. In certain instances, states have elected to provide medical benefits to individuals and families who do not qualify for Medicaid. Such programs are often administered in a manner similar to Medicaid and SCHIP, but without federal matching funds. At December 31, 2006, our Washington HMO served approximately 26,000 such members under one such program, that state’s Basic Health Plan.

Medicaid Managed Care. Under traditional Medicaid programs, health care services are made available to beneficiaries in an uncoordinated manner. These beneficiaries typically have minimal access to preventive care such as immunizations, and access to primary care physicians is limited. As a consequence, treatment is often postponed until medical conditions become more severe, leading to higher utilization of costly emergency room services. In addition, providers are paid on a fee-for-service basis and lack incentives to monitor utilization and control costs.

In an effort to improve quality and provide more uniform and more cost-effective care, many states have implemented Medicaid managed care programs. Such programs seek to improve access to coordinated health care services, including preventive care, and to control health care costs. Under Medicaid managed care programs, a health plan receives a predetermined payment per enrollee or member (capitation) for the covered health care services. The health plan is thus financially “at risk” for its members’ medical services. The health plan, in turn, arranges for the provision of the covered health care services by contracting with a network of providers, including both physicians and hospitals, who agree to provide the covered services to its members. The health plan also monitors quality of care and implements preventive programs, thereby striving to improve access to care while more effectively controlling costs.

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

Our Approach

We focus on serving low-income families and individuals who receive health care benefits through government-sponsored programs within a managed care model. These families and individuals generally represent diverse cultures and ethnicities. Many have had limited educational opportunities and do not speak English as their first language. Lack of adequate transportation is common. We believe we are well-positioned to capitalize on the growth opportunities in serving these members. Our approach to managed care is based on the following key attributes:

Experience. For over 25 years we have focused on serving Medicaid beneficiaries as both a health plan and as a provider. We have developed and forged strong relationships with the constituents whom we serve – members, providers, and government agencies. Our ability to deliver quality care and to establish and maintain provider networks, as well as our administrative efficiency, has allowed us to compete successfully for government contracts. We have a strong record of obtaining and renewing contracts and have developed significant expertise as a government contractor.

Administrative Efficiency. We have centralized and standardized various functions and practices across all of our health plans to increase administrative efficiency. The steps we have taken include centralizing claims processing and information services onto a single platform. We have standardized medical management programs, pharmacy benefits management contracts, and health education. In addition, we have designed our administrative and operational infrastructure to be scalable for cost-effective expansion into new and existing markets.

Proven Expansion Capability. We have successfully replicated our business model through the acquisition of health plans, the start-up development of new operations, and the transition of members from other health plans. The integration of our New Mexico acquisition demonstrated our ability to integrate stand-alone acquisitions. The establishment of our health plans in Utah, Ohio, and Texas reflects our ability to replicate our business model in new states, while contract acquisitions in California, Michigan, and Washington have demonstrated our ability to acquire and successfully integrate existing health plan operations into our business model.

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

We operate 19 company-owned primary care clinics in California. Our clinics require low capital expenditures and minimal start-up time. We believe that our clinics serve a useful role in providing certain communities with access to primary care and providing us with insights into physician practice patterns, first-hand knowledge of the needs of our members, and a platform to pilot new programs.

Cultural and Linguistic Expertise. We have over 25 years of experience developing targeted health care programs for culturally diverse Medicaid members, and believe we are well-qualified to successfully serve these populations. We contract with a diverse network of community-oriented providers who have the capabilities to address the linguistic and cultural needs of our members. We educate employees and providers about the differing needs among our members. We develop member education material in a variety of media and languages and ensure that the literacy level is appropriate for our target audience.

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

Our Strategy

Our objective is to be the leading managed care organization serving Medicaid, SCHIP, and other low-income members. To achieve this objective, we intend to:

Focus On Serving Low-Income Families And Individuals. We believe that the Medicaid population, characterized by low income and significant ethnic diversity, requires unique services to meet its health care needs. Our more than 25 years of experience in serving this population has provided us significant expertise in meeting the unique needs of our members.

Increase Our Membership. We have grown our membership through a combination of acquisitions, start-up health plans, serving new populations, and internal growth. Increasing our membership provides the opportunity to grow and diversify our revenues, increase profits, enhance economies of scale, and strengthen our relationships with providers and government agencies. We will continue to seek to grow our membership by expanding within existing markets and entering new strategic markets.

•

Expand within existing markets. We expect to grow in existing markets by expanding our service areas and provider networks, increasing awareness of the Molina brand name, extending our services to new populations, maintaining positive provider relationships, and integrating members from other health plans.

•

Enter new strategic markets. We intend to enter new markets by acquiring existing businesses or building our own operations. We will focus our expansion on markets with competitive provider communities, supportive regulatory environments, significant size and, where possible, mandated Medicaid managed care enrollment.

Provide quality cost-effective care. We will use our information systems, strong provider networks, and first-hand provider experience to further develop and utilize effective medical management and other programs that address the distinct needs of our members. While improving the quality of care, these programs also facilitate the cost-effective delivery of that care.

Leverage operational efficiencies. Our centralized administrative infrastructure, flexible information systems, and dedication to controlling administrative costs provide economies of scale. We believe our administrative infrastructure has significant expansion capacity, allowing us to integrate new members from expansion within existing markets and entry into new markets.

Our Health Plans

As of December 31, 2006, our operating health plans were located in California, Indiana, Michigan, New Mexico, Ohio, Texas, Utah, and Washington. Our Ohio HMO commenced operations in December 2005 and our Texas HMO commenced operations in September 2006. Effective December 31, 2006, the contract of our Indiana HMO expired without renewal. An overview of our health plans and their principal governmental program contracts with the relevant state authority as of December 31, 2006 is provided below:

State	Expiration Date	Contract Description or Covered Program
California	6-30-09	Subcontract with Health Net for services to Medi-Cal members under Health Net’s Los Angeles County Two-Plan Model Medi-Cal contract with the California Department of Health Services (DHS).

California	12-31-07	Medi-Cal contract for Sacramento Geographic Managed Care Program with California Department of Health Services (DHS).

California	3-31-09	Two Plan Model Medi-Cal contract for Riverside and San Bernardino Counties (Inland Empire) with California Department of Health Services (DHS).

California	12-31-07	Medi-Cal contract for San Diego Geographic Managed Care Program with California Department of Health Services (DHS).

California	6-30-08	Healthy Families contract (California’s SCHIP program) with California Managed Risk Medical Insurance Board (MRMIB).

Michigan	9-30-07	Medicaid contract with state of Michigan.

New Mexico	6-30-09	Medicaid Salud! Managed Care Program contract (including SCHIP) with New Mexico Human Services Department (HSD).

Ohio	6-30-07	Medicaid contract with Ohio Department of Job and Family Services (ODJFS).

Texas	8-31-08	Medicaid contract with Texas Health and Human Services Commission (HHSC).

Utah	6-30-07	Medicaid contract with Utah Department of Health.

Washington	12-31-07	Basic Health Plan and Basic Health Plus Programs contract with Washington State Health Care Authority (HCA).

Washington	12-31-07	Healthy Options Program (including Medicaid and SCHIP) contract with State of Washington Department of Social and Health Services.

Our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts, but there can be no assurance that these contracts will continue to be renewed. For example, our Indiana HMO’s contract with the state expired without being renewed effective December 31, 2006.

Our contracts with state and local governments determine the type and scope of health care services that we arrange for our members. Generally, our contracts require us to arrange for preventive care, office visits, inpatient and outpatient hospital and medical services, and pharmacy benefits. We are usually paid a negotiated amount per member per month, with the amount varying from contract to contract. Generally, that amount is higher in states where we are required to offer more extensive health benefits. We are also paid an additional amount for each newborn delivery in Michigan, New Mexico, Texas, Ohio, and Washington. Since July 1, 2002, our Utah health plan has been reimbursed by the state for all medical costs incurred by Utah Medicaid members plus a 9% administrative fee. In general, either party may terminate our state contracts with or without cause upon 30 days to nine months prior written notice. In addition, most of these contracts contain renewal options that are exercisable by the state.

California. Molina Healthcare of California, our California HMO, has the third largest enrollment of Medicaid beneficiaries among non-governmental health plans in the state, with 300,000 total members at December 31, 2006. We arrange health care services for our members either as a direct contractor to the state or through subcontracts with other health plans. Our plan serves the counties of Los Angeles, Riverside, San Bernardino, San Diego, Sacramento, and Yolo. Our Medi-Cal members in Los Angeles County are served pursuant to a subcontract we have entered into with Health Net, with Health Net in turn contracting with the state.

Indiana. As of December 31, 2006, our Indiana HMO served 56,000 members. However, our Indiana HMO’s contract with the state expired as of December 31, 2006, and that plan ceased serving members after December 31, 2006.

Michigan. Molina Healthcare of Michigan, Inc., our Michigan HMO, is the largest Medicaid managed care health plan in the state, with 228,000 members at December 31, 2006. It acquired Cape Health Plan effective May 15, 2006. Our Michigan HMO serves 40 counties throughout Michigan, including the Detroit metropolitan area.

New Mexico. As of December 31, 2006, our New Mexico HMO served 65,000 members. Our New Mexico HMO serves members in all of New Mexico’s 33 counties.

Ohio. Our Ohio HMO became operational on December 1, 2005. As of December 31, 2006, our Ohio HMO served 76,000 members. Our Ohio HMO operates in 50 counties of the state. We expect our Ohio HMO membership to grow significantly in 2007.

Texas. Our Texas HMO began enrolling members in September 2006. As of December 31, 2006, our Texas HMO served 19,000 members. Our Texas HMO serves STAR and CHIP members in six counties and STAR PLUS members in 13 counties. STAR stands for State of Texas Access Reform, and is Texas’ Medicaid managed care program. STAR PLUS is the Texas Medicaid managed care program serving the aged, blind and disabled and includes a long-term care component. We expect our Texas HMO membership to grow in 2007.

Utah. Molina Healthcare of Utah, Inc., our Utah HMO, is the largest non-governmental Medicaid managed care health plan in Utah, serving 52,000 members (including 1,500 Medicare Advantage SNP members) as of December 31, 2006. Our Utah HMO serves Medicaid members in 25 of 29 counties in the state (including the Salt Lake City metropolitan area), and SCHIP members in all 29 counties.

Washington. Molina Healthcare of Washington, Inc., our Washington HMO, is the largest Medicaid managed care health plan in the state, with 281,000 members at December 31, 2006. We serve members in 33 of the state’s 39 counties.

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

The following table shows the total approximate number of primary care physicians, specialists, and hospitals participating in our network (other than Indiana) as of December 31, 2006:

	California	Texas	Michigan	New Mexico	Ohio	Utah	Washington	Total
Primary care physicians	2,671	668	1,942	1,490	1,481	971	2,534	11,757
Specialists	6,675	1,821	4,349	6,849	4,861	804	5,693	31,052
Hospitals	81	24	49	54	83	32	83	406

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

Primary Care Clinics. Our California HMO operates 19 company-owned primary care clinics in California staffed by physicians, physician assistants, and nurse practitioners. These clinics are located in neighborhoods where our members reside, and provide us a first-hand opportunity to understand the special needs of our members. The clinics assist us in developing and implementing community education, disease management, and other programs. The clinics also give us direct clinic management experience that enables us to better understand the needs of our contracted providers.

Medical Management

Our experience in medical management extends back to our roots as a provider organization. Primary care physicians are the focal point of the delivery of health care to our members, providing routine and preventive care, coordinating referrals to specialists, and assessing the need for hospital care. This model has proven to be an effective method for coordinating medical care for our members. The underlying challenge we face is to coordinate health care so that our members receive timely and appropriate care from the right provider at the appropriate cost. In support of this goal, and to ensure medical management consistency among our various state health plans, we expanded our corporate medical management efforts across all health plans during the second half of 2005 and throughout 2006.

We seek to ensure quality care for our members on a cost-effective basis through the use of certain key medical management and cost control tools. These tools include utilization management, case and health management, and provider network and contract management.

Utilization Management. We continuously review utilization patterns with the intent to optimize quality of care and ensure that only appropriate services are rendered in the most cost-effective manner. Utilization management, along with our other tools of medical management and cost control, is now supported by a centralized corporate medical informatics function which utilizes third-party software and data warehousing tools to convert data into actionable information. We are continuing to develop a predictive modeling capability that will support a more proactive case and health management approach both for us and our affiliated physicians. We are also continuing to develop a provider profiling capability to supply network physicians with information and tools to assist them in making appropriate, cost-effective referrals for specialty and hospital care. Provider profiling seeks to accomplish this aim by furnishing physicians and facilities with information about their own performance relative to national standards and relevant peer groups.

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

Educational Programs. Educational programs are an important aspect of our approach to health care delivery. These programs are designed to increase awareness of various diseases, conditions, and methods of prevention in a manner that supports our providers while meeting the unique needs of our members. For example, we provide our members with information to guide them through various episodes of care. This information, which is available in appropriate languages, is designed to educate parents on the use of primary care physicians, emergency rooms, and nurse call centers.

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

Provider Network and Contract Management. The quality, depth, and scope of our provider network are essential if we are to ensure quality, cost-effective care for our members. In partnering with quality, cost-effective providers, we utilize clinical and financial information derived by our medical informatics function, as well as the experience we have gained in serving Medicaid members to gain insight into the needs of both our members and our providers. As we grow in size, we seek to strengthen our ties with high-quality, cost-effective providers by offering them greater patient volume.

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

The software we use is based on client-server technology and is scalable. We believe the software is flexible, easy to use, and allows us to accommodate anticipated enrollment growth and new contracts. The open architecture of the system gives us the ability to transfer data from other systems without the need to write a significant amount of computer code, thereby facilitating the integration of new plans and acquisitions.

We have revamped our existing corporate website for enhanced usability and visual appeal. The most significant change made to the website is the addition of a secure ePortal. This feature allows providers, members, and trading partners to access individualized data. The ePortal allows the following self-services:

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

Best Practices. We continuously seek to promote best practices. Our approach to quality is broad, encompassing traditional medical management and the improvement of our internal operations. We have staff assigned full-time to the development and implementation of a uniform, efficient, and quality-based medical care delivery model for our health plans. These employees coordinate and implement company-wide programs and strategic initiatives such as preparation of the Health Plan Employer Data and Information Set (HEDIS) and accreditation by the National Committee on Quality Assurance, or NCQA. We use measures established by the NCQA in credentialing the physicians in our network. We routinely use peer review to assess the quality of care rendered by providers. At December 31, 2006, five of our seven HMOs were accredited by the NCQA. Our Ohio and Texas HMOs will undergo NCQA review as soon as they are eligible.

Claims Processing. Our Long Beach, California headquarters serves as the central processing center for all of our health plan claims.

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

Disaster Recovery. We have established a disaster recovery and business resumption plan, with back-up operating sites, to be deployed in the case of a major disruptive event such as an earthquake along the San Andreas fault in Southern California.

Competition

We operate in a highly competitive environment. The Medicaid managed care industry is fragmented and currently subject to significant changes as a result of business consolidations, new strategic alliances entered into by other managed care organizations, and the entry into the industry of large commercial health plans. We compete with a large number of national, regional, and local Medicaid service providers, principally on the basis of size, location, and quality of provider network, quality of service, and reputation. Below is a general description of our principal competitors for state contracts, members, and providers:

•	Multi-Product Managed Care Organizations—National and regional managed care organizations that have Medicaid members in addition to numerous commercial health plan and Medicare members.

•	Medicaid HMOs—National and regional managed care organizations that focus principally on providing health care services to Medicaid beneficiaries, many of which operate in only one city or state.

•	Prepaid Health Plans—Health plans that provide less comprehensive services on an at-risk basis or that provide benefit packages on a non-risk basis.

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

In order to operate a health plan in a given state we must apply for and obtain a certificate of authority or license from that state. Our seven operating health plans are licensed to operate as HMOs in each of California, Michigan, New Mexico, Ohio, Utah, Washington, and Texas. In those states we are regulated by the agency with responsibility for the oversight of HMOs which, in most cases, is the state department of insurance. In California, however, the agency with responsibility for the oversight of HMOs is the Department of Managed Health Care. Licensing requirements are the same for us as they are for health plans serving commercial or Medicare members. We must demonstrate that our provider network is adequate, that our quality and utilization management processes comply with state requirements, and that we have adequate procedures in place for responding to member and provider complaints and grievances. We must also demonstrate that we can meet requirements for the timely processing of provider claims, and that we can collect and analyze the information needed to manage our quality improvement activities. In addition, we must prove that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.

Each of our health plans is required to report quarterly on its operating results to the appropriate state regulatory agencies, and to undergo periodic examinations and reviews by the states. The health plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds. Each health plan must maintain its net worth at an amount determined by statute or regulation. Any acquisition of another plan’s members must also be approved by the state, and our ability to invest in certain financial securities may be proscribed by statute.

In addition, we are also regulated by each state’s department of health services or the equivalent agency charged with oversight of Medicaid and SCHIP. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

Medicaid. Medicaid was established under the U.S. Social Security Act to provide medical assistance to the poor. Although both the federal and state governments fund it, Medicaid is a state-operated and implemented program. Our contracts with the state Medicaid programs place additional requirements on us. Within broad guidelines established by the federal government, each state:

•	establishes its own member eligibility standards;

•	determines the type, amount, duration, and scope of services;

•	sets the rate of payment for health care services; and

•	administers its own program.

We obtain our Medicaid contracts in different ways. Some states, such as Washington, award contracts to any applicant demonstrating that it meets the state’s requirements. Other states, such as California, engage in a competitive bidding process. In all cases, we must demonstrate to the satisfaction of the state Medicaid program that we are able to meet the state’s operational and financial requirements. These requirements are in addition to those required for a license and are targeted to the specific needs of the Medicaid population. For example:

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

In addition, we must demonstrate that we have the systems required to process enrollment information, to report on care and services provided, and to process claims for payment in a timely fashion. We must also have the financial resources needed to protect the state, our providers, and our members against the insolvency of one of our health plans.

Once awarded, our contracts generally have terms of one to four years, with renewal options at the discretion of the states. Our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the contracts’ expiration (although our Indiana health plan was recently unsuccessful in obtaining such contract renewal). Our health plans are subject to periodic reporting requirements and comprehensive quality assurance evaluations, and must submit periodic utilization reports and other information to state or county Medicaid authorities. We are not permitted to enroll members directly, and are permitted to market only in accordance with strict guidelines.

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

In addition, HIPAA regulations require the assignment of a unique national identifier for providers by May 2007. We anticipate being compliant by the effectiveness date.

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

Employees

As of December 31, 2006, we had approximately 2,000 employees, including physicians, nurses, and administrators. Our employee base is multicultural and reflects the diverse member base we serve. We believe we have good relations with our employees. None of our employees are represented by a union.

Item 1A: Risk Factors

RISK FACTORS

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors described below, as well as other information we include or incorporate by reference in this report and the information in the other reports we file with the Securities and Exchange Commission. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that may materially affect us.

Our profitability will depend on our ability to accurately predict and effectively manage medical costs.

Our profitability depends, to a significant degree, on our ability to accurately predict and effectively manage medical costs. Historically, our medical care cost ratio, meaning our medical care costs as a percentage of premium revenue, has fluctuated. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care cost ratio can create significant changes in our financial results, as was shown by our unexpected results in the second quarter of 2005. Factors that may affect our medical care costs include the level of utilization of healthcare services, increases in hospital costs or pharmaceutical costs, an increased incidence or acuity of high dollar claims related to catastrophic illness for which we do not have adequate reinsurance coverage, increased maternity costs, payment rates that are not actuarially sound, changes in state eligibility certification methodologies, unexpected patterns in the annual flu season, relatively low levels of hospital and specialty provider competition in certain geographic areas, increases in the cost of pharmaceutical products and services, changes in healthcare regulations and practices, epidemics, new medical technologies, and other external factors such as general economic conditions or inflation. Many of these factors are beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health care services. The inability to forecast and manage our medical care costs or to establish and maintain a satisfactory medical care cost ratio could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

A failure to accurately estimate incurred but not reported medical care costs may negatively impact our results of operations.

Because of the significant time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such “incurred but not reported,” or IBNR medical care costs, are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for relevant payment patterns, cost trends, product mix, seasonality, utilization of health care services, and other relevant factors. The estimation methods and the resulting reserves are continually monitored, reviewed, and updated, and adjustments, if deemed necessary, are reflected in the period known. Given the uncertainties inherent in such estimates, our actual claims liabilities for particular periods could differ significantly from the amounts estimated and reserved. As occurred in the second quarter of 2005, our actual claims liabilities have varied and will continue to vary from our estimates, particularly in times of significant changes in utilization, medical cost trends, and populations and markets served. If our actual liability for claims payments is higher than estimated, our earnings per share in any particular quarter or annual period could be negatively affected. Our estimates of claims incurred but not reported may be inadequate in the future, which would negatively affect our results of operations for the relevant time period. Furthermore, if we are unable to accurately estimate claims incurred but not reported, our ability to take timely corrective actions may be limited, further exacerbating the extent of the negative impact on our results.

There are numerous risks associated with the rapid growth of our Ohio and Texas HMOs.

Membership at our Ohio and Texas HMOs is growing rapidly, and is expected to continue to grow rapidly throughout 2007. Such rapid growth will likely require a significant concentration of our Company energy and resources, thereby potentially limiting our ability to pursue new requests for proposals or other new business opportunities.

The medical care ratio of our Ohio and Texas HMOs has been substantially higher than that historically experienced by the Company as a whole. The lack of experience of our new members in Ohio and Texas in accessing managed care, of our local providers in coordinating managed care services for their patients, and our lack of experience in operating in these states, may also contribute to a higher than average medical care ratio. In the event we are unable to lower the medical care ratio of our Ohio and Texas HMOs within a reasonable time period, or if either the Ohio or Texas HMO requires a disproportionate investment of corporate energy and resources or is otherwise unsuccessful, their poor performance could detrimentally impact the financial performance of the Company as a whole.

We face claims related to litigation which could result in substantial monetary damages.

We are subject to a variety of legal actions, including medical malpractice actions, provider disputes, employment related disputes, and breach of contract actions. In the event we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. In addition, our providers involved in medical care decisions are exposed to the risk of medical malpractice claims. Providers at the 19 primary care clinics we operate in California are employees of our California health plan. As a direct employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our California plan is subject to liability for negligent acts, omissions, or injuries occurring at one of its clinics or caused by one of its employees. We maintain medical malpractice insurance for our clinics in the amount of $1 million per occurrence, and an annual aggregate limit of $3 million, errors and omissions insurance in the amount of $10 million per occurrence and in aggregate for each policy year, and such other lines of coverage as we believe are reasonable in light of our experience to date. However, given the significant amount of some medical malpractice awards and settlements, this insurance may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us were unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

Furthermore, claimants often sue managed care organizations for improper denials of or delays in care, and in some instances improper authorizations of care. Also, Congress and several state legislatures have considered legislation that would permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. If this or similar legislation were enacted, claims of this nature could result in substantial damage awards against us and our providers that could exceed the limits of any applicable medical malpractice insurance coverage. Successful malpractice or tort claims asserted against us, our providers, or our employees could adversely affect our financial condition and profitability.

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

Although we have established reserves for litigation as we believe appropriate, we cannot assure you that our recorded reserves will be adequate to cover such costs. Therefore, the litigation to which we are subject could have a material adverse effect on our financial condition, results of operations, or cash flows and could prompt us to change our operating procedures.

Reductions in Medicaid and SCHIP funding could substantially reduce our profitability.

Substantially all of our revenues currently come from state Medicaid and SCHIP premiums. Under these programs, subject to actuarial soundness, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels or increases them by less than the amount by which our costs increase, unlike a commercial plan we are unable to make offsetting adjustments through supplemental premiums or changes in our benefit plan. For instance, it is possible for a state to mandate an increase in the rates payable to the providers with which we contract without granting a corresponding increase in the premiums paid to us, as we have sometimes experienced in the past. Thus, any premium reduction or insufficient premium increase could have a material adverse effect on our business, financial condition, or results of operations.

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

Our contracts generally run for periods of from one year to four years, and may be successively extended by amendment for additional periods if the relevant state agency so elects. Our current contracts expire on various dates over the next several years. There is no guarantee that our contracts will be renewed or extended. For example, in the fall of 2006, we were informed that the contract of our Indiana HMO to provide Medicaid services would not be extended beyond its expiration date of December 31, 2006. Moreover, our contracts may be opened for bidding by competing healthcare providers. In addition, all of our contracts may be terminated for cause if we breach a material provision of the contract or violate relevant laws or regulations. Our contracts with the states are also subject to cancellation by the state in the event of unavailability of state or federal funding. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required. In addition, most contracts are terminable without cause. We may face increased competition as other plans (many with greater financial resources and greater name recognition) attempt to enter our markets through the contracting process. If we are unable to renew, successfully rebid, or compete for any of our government contracts, or if any of our contracts are terminated or renewed on less favorable terms, our business, financial condition, or results of operations could be adversely affected.

Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than stockholders. The government agencies administering these laws and regulations have broad latitude in interpreting and applying them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with members and the public. For instance, some states mandate minimum medical expense levels as a percentage of premium revenues. These laws and regulations, and their interpretations, are subject to frequent change. The interpretation of certain contract provisions by our governmental regulators may also change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations, could reduce our profitability by imposing additional capital requirements, increasing our liability, increasing our administrative and other costs, increasing mandated benefits, forcing us to restructure our relationships with providers, or requiring us to implement additional or different programs and systems. Changes in the interpretation of our contracts could also reduce our profitability if we have detrimentally relied on a prior interpretation.

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

American citizenship or legal immigration status has always been a requirement for Medicaid eligibility. However, beneficiaries could assert their status by simply checking a box on a form. The United States Department of Health and Human Services has issued guidelines for states to implement a new requirement, effective July 1, 2006, that persons applying for Medicaid document their citizenship. The new documentation requirement is outlined in Section 6036 of the Deficit Reduction Act of 2005 and is intended to ensure that Medicaid beneficiaries are United States citizens without imposing undue burdens on them or the states.

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

Our business depends on our information and medical management systems, and our inability to effectively integrate, manage, and keep secure our information and medical management systems could disrupt our operations.

Our business is dependent on effective and secure information systems that assist us in, among other things, monitoring utilization and other cost factors, supporting our medical management techniques, processing provider claims, and providing data to our regulators. Our providers also depend upon our information systems for membership verifications, claims status, and other information. If we experience a reduction in the performance, reliability, or availability of our information and medical management systems, our operations and ability to produce timely and accurate reports could be adversely affected. In addition, if the licensor or vendor of any software which is integral to our operations were to become insolvent or otherwise fail to support the software sufficiently, our operations could be negatively affected.

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

Depending on acquisitions and other opportunities, we expect to continue to grow our membership and to expand into other markets. In fiscal year 2004, we had total premium revenue of $1,171 million. In fiscal year 2006, we had total premium revenue of $1,985 million, an increase of 70% in just two years. Continued rapid growth could place a significant strain on our management and on other resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train, and retain skilled employees, and our ability to implement and improve operational, financial, and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

If we are unable to maintain good relations with the physicians, hospitals, and other providers with whom we contract, or if we are unable to enter into cost-effective contracts with such providers, our profitability could be adversely affected.

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

In some markets, certain providers, particularly hospitals, physician/hospital organizations and some specialists, may have significant market positions or even monopolies. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts to themselves, our profitability in those areas could be adversely affected.

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

Failure to attain profitability in any new start-up operations could negatively affect our results of operations.

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

Operations in California, Michigan, New Mexico, Ohio, Utah, and Washington accounted for most of our premium revenues in 2006. If we were unable to continue to operate in any of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or unexpected increase in utilization, general economic conditions, and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate would harm our business.

We are subject to competition which negatively impacts our ability to increase penetration in the markets we serve.

We operate in a highly competitive environment and in an industry that is currently subject to significant changes from business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations. We compete for members principally on the basis of size, location, and quality of provider network, benefits supplied, quality of service, and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a health plan. Many other organizations with which we compete have substantially greater financial and other resources than we do, including large commercial health plans. For these reasons, we may be unable to grow our membership, or may lose members to other health plans.

Our experience with Medicare members is limited.

Our business strategy includes increasing the number of our members who are dually eligible under both the Medicaid and Medicare programs. While we have extensive experience with Medicaid members, our experience with Medicare members is more limited. The Medicare population has many differing characteristics and behavior patterns from the Medicaid population with which we are familiar. If we are unable to adapt to the differing needs of our Medicare members, our business strategy may be unsuccessful.

Restrictions and covenants in our credit facility may limit our ability to make certain acquisitions.

In order to provide liquidity, we have a $180 million five-year senior secured credit facility that matures in March 2010. As of December 31, 2006, indebtedness of $45 million was outstanding under our credit facility. Our credit facility imposes numerous restrictions and covenants, including prescribed debt coverage ratios, net worth requirements, and acquisition limitations that restrict our financial and operating flexibility, including our ability to make certain acquisitions above specified values and declare dividends without lender approval. As a result of the restrictions and covenants imposed under our credit facility, our growth strategy may be negatively impacted by our inability to act with complete flexibility, or our inability to use our credit facility in the manner intended.

If we are in default at a time when funds under the credit facility are required to finance an acquisition, or if a proposed acquisition does not satisfy the pro forma financial requirements under our credit facility, we may be unable to use the credit facility in the manner intended. In addition, if we were to draw down on our credit facility, or incur other additional debt in the future, it could have an adverse effect on our business and future operations. For example, it could:

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

Our operations are highly dependent on the efforts of our executive officers. The loss of their leadership, knowledge, and experience could negatively impact our operations. Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. Our success is also dependent on our ability to hire and retain qualified management, technical, and medical personnel. We may be unsuccessful in recruiting and retaining such personnel which could negatively impact our operations.

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

Because our corporate headquarters and claims processing facilities are located in Southern California, our business operations may be significantly disrupted as a result of a major earthquake.

Our corporate headquarters, centralized claims processing, finance and information technology support functions are located in Long Beach, California. Southern California is located along the San Andreas fault and is thus exposed to a statistically greater risk of a major earthquake than most other parts of the country. If a major earthquake were to strike the Los Angeles and Long Beach area, our claims processing and other corporate functions could be significantly impaired for a substantial period of time. Although we have established a disaster recovery and business resumption plan with back-up operating sites to be deployed in the case of such a major disruptive event, there can be no assurances that the business operations of all our health plans, including those that are remote from any such event, would not be substantially impacted by a major earthquake.

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

We principally operate through our health plan subsidiaries. These subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. In Michigan, New Mexico, Ohio, Texas, Utah, and Washington, our health plans must give thirty days advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. The aggregate amounts our health plan subsidiaries could have paid us at December 31, 2006, 2005, and 2004 without approval of the regulatory authorities were approximately $6.9 million, $4.3 million, and $27.9 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments on amounts drawn under our credit facility.

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

Since our initial public offering in July 2003, the sales price of our common stock has ranged from a low of $20.00 to a high of $53.23. A number of factors will continue to influence the market price of our common stock, including:

•	state and federal budget decreases,

•	adverse publicity regarding health maintenance organizations and other managed care organizations,

•	government action regarding eligibility,

•	changes in government payment levels,

•	a change in control of Congress from the Republican party to the Democratic party, or vice versa,

•	changes in state mandatory programs,

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts,

•	announcements relating to our business or the business of our competitors,

•	conditions generally affecting the managed care industry or our provider networks,

•	the success of our operating or acquisition strategy,

•	the operating and stock price performance of other comparable companies,

•	the termination of our Medicaid or SCHIP contracts with state or county agencies, or subcontracts with other Medicaid managed care organizations that contract with such state or county agencies,

•	regulatory or legislative change, and

•	general economic conditions, including inflation and unemployment rates.

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

Our executive officers and directors, in the aggregate, beneficially own approximately 20% of our capital stock, and members of the Molina family (some of whom are also officers or directors), in the aggregate, beneficially own approximately 54% of our capital stock, either directly or in trusts of which members of the Molina family are beneficiaries. In some cases, members of the Molina family are trustees of the trusts. As a result, Molina family members, acting by themselves or together with our officers and directors, have the ability to significantly influence all matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, and any merger, consolidation, or sale of substantially all of our assets. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of ownership in our company could delay, defer, or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of our controlling stockholders may be different from those of our company or our other stockholders, and our controlling stockholders may vote their common stock in a manner that may adversely affect our other stockholders.

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

From time to time in press releases and otherwise, we may publish earnings guidance, forecasts, or other forward-looking statements regarding our future results, including estimated revenues, net earnings, and other operating and financial metrics. Any forecast of our future performance reflects numerous assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. For example, our earnings guidance issued on January 18, 2007 assumes that the membership of our Ohio HMO will grow during 2007 to approximately 160,000 members, an assumption which may prove to be inaccurate. Further, the achievement of any forecast depends on numerous risks and other factors, including those described in this report, many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We lease a total of 42 facilities, including 18 of our 19 medical clinics in California. We own a 32,000 square-foot office building in Long Beach, California, and one of our medical clinics in Pomona, California. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3: Legal Proceedings

Securities Class Action. Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired our common stock between November 3, 2004 and July 20, 2005. The class action complaints purported to allege claims for alleged violations of the Securities Exchange Act of 1934 arising out of our issuance and subsequent revision of earnings guidance for the 2005 fiscal year. The class action complaints were consolidated into a single consolidated action, Case No. CV 05-5460 GPS (SHx) (the “Class Action”), and a lead plaintiff was appointed. On December 11, 2006, Molina Healthcare, Inc., J. Mario Molina, John C. Molina, and Joseph W. White, the defendants in the Class Action, and PACE Industry Union-Management Pension Fund, the lead plaintiff, filed a Joint Stipulation of Voluntary Dismissal Pursuant to Federal Rule of Civil Procedure 41(a) (the “Dismissal Stipulation”). The Dismissal Stipulation provided for the immediate dismissal with prejudice of the Class Action against the defendants as to the lead plaintiff, thereby ending the Class Action. The defendants did not make any payment to the lead plaintiff or any other party in connection with the Dismissal Stipulation, and each party agreed to bear its own costs and attorneys’ fees arising from the Class Action. The Dismissal Stipulation followed the District Court’s Order on November 17, 2006, pursuant to which the District Court granted the defendants’ motion to dismiss the lead plaintiff’s consolidated complaint without prejudice. Under Federal Rule of Civil Procedure 41(a), the Dismissal Stipulation became immediately effective upon its filing with the court.

Derivative Action. On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of Molina Healthcare, Inc. against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402, arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the Class Action. As a result of the final disposition of the Class Action, the Los Angeles Superior Court has scheduled a hearing for April 27, 2007 on the Demurrer filed by Molina Healthcare. Discovery in the Derivative Action is stayed pending the court’s ruling on the Demurrer. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4.5 million involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8.0 million. The parties agreed to conduct the arbitration in two phases. The first phase of the arbitration, comprising approximately $3.0 million of the total demand, concluded in December 2005. At that time, Tenet was awarded approximately $1.7 million by the arbitrator. Our California HMO paid the award in January 2006. This amount is in addition to approximately $330,000 our California HMO had paid earlier in the fourth quarter of 2005 to settle a portion of the claims included in the first phase of the arbitration. At December 31, 2005, our California HMO had recorded $2.0 million of additional expense beyond the amount of $2.03 million referenced above in connection with this matter. The final phase of the arbitration was settled during the third quarter of 2006. In connection with that settlement, our California HMO paid Tenet $2.0 million. As a result, the Tenet matter is now resolved.

Malpractice Action. On February 1, 2007, a complaint was filed in the Superior Court of the State of California for the County of Riverside by plaintiff Staci Robyn Ward through her guardian ad litem, Case No. 465374. The complaint purports to allege claims for medical malpractice against several unaffiliated physicians, medical groups, and hospitals, including Molina Medical Centers and one of its physician employees. The plaintiff alleges that the defendants failed to properly diagnose her medical condition which has resulted in her severe and permanent disability. The proceeding is in the early stages, and no prediction can be made as to the outcome.

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

Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human

Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants (the “HMOs”), including Cimarron Health Plan, the predecessor of our New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery is currently underway. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6.0 million in order to indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, approximately $4.1 million remains in the indemnification escrow fund.

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

Item 4: Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

J. Mario Molina, M.D., 48, has served as President and Chief Executive Officer since succeeding his father and company founder, Dr. C. David Molina, in 1996. He has also served as Chairman of the Board since 1996. Prior to that, he served as Medical Director from 1991 through 1994 and was Vice President responsible for provider contracting and relations, member services, marketing and quality assurance from 1994 to 1996. He earned an M.D. from the University of Southern California and performed his medical internship and residency at the Johns Hopkins Hospital. Dr. Molina is the brother of John C. Molina.

John C. Molina, J.D., 42, has served in the role of Chief Financial Officer since 1995. He also has served as a director since 1994. Mr. Molina has been employed by us for over 25 years in a variety of positions. Mr. Molina is a past president of the California Association of Primary Care Case Management Plans. He earned a Juris Doctorate from the University of Southern California School of Law. Mr. Molina is the brother of J. Mario Molina, M.D.

Mark L. Andrews, Esq., 49, has served as Chief Legal Officer and General Counsel since 1998. He also has served as a member of the Executive Committee of our company since 1998. Before joining our company, Mr. Andrews was a partner at Wilke, Fleury, Hoffelt, Gould & Birney of Sacramento, California, where he chaired that firm’s health care and employment law departments and represented Molina as outside counsel from 1994 through 1997. Mr. Andrews holds a Juris Doctorate degree from Hastings College of the Law.

Terry P. Bayer, 56, was named as our Chief Operating Officer on November 7, 2005. She had formerly served as our Executive Vice President, Health Plan Operations since January 18, 2005. Ms. Bayer has 25 years of healthcare management experience, including staff model clinic administration, provider contracting, managed care operations, disease management, and home care. Prior to joining us, her professional experience included regional responsibility at FHP, Inc. and multi-state responsibility as Regional Vice-President at Maxicare; Partners National Health Plan, a joint venture of Aetna Life Insurance Company and Veterans Health Administration (VHA); and Lincoln National. She has also served as Executive Vice President of Managed Care at Matria Healthcare, President and Chief Operating Officer of Praxis Clinical Services, and as Western Division President of AccentCare. She holds a Juris Doctorate from Stanford University, a Master’s degree in Public Health from the University of California, Berkeley, and a Bachelor’s degree in Communications from Northwestern University. Ms. Bayer is a member of the board of directors of Apria Healthcare Group Inc.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock became listed on July 2, 2003 on The New York Stock Exchange, Inc. under the symbol “MOH”. Prior to that time, there was no established public trading market for any class of our common equity. The high and low sales prices of our common stock for specified periods are set forth below:

Date Range	High	Low
2006
First Quarter	$34.60	$23.30
Second Quarter	$39.78	$30.17
Third Quarter	$39.39	$31.10
Fourth Quarter	$41.25	$32.02
2005
First Quarter	$53.23	$42.15
Second Quarter	$47.25	$37.20
Third Quarter	$48.40	$20.00
Fourth Quarter	$28.31	$20.22

As of March 8, 2007, there were approximately 138 holders of record of our common stock.

We did not declare or pay any dividends in 2006, 2005, or 2004. We currently anticipate that we will retain any future earnings for the development and operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

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

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2006)

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	789,965	(1)	$25.78	3,178,295	(2)

(1)	Options to purchase shares of our common stock issued under the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. Further grants under the 2000 Omnibus Stock and Incentive Plan have been frozen.
(2)	Includes only shares issuable under the 2002 Equity Incentive Plan and the 2002 Employee Stock Purchase Plan. The number of shares available for issuance under the 2002 Equity Incentive Plan will automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis on January 1st of each year, unless the Board determines not to permit the automatic increase. The number of shares available for issuance under the 2002 Equity Incentive Plan increased in accordance with the terms of the Plan by 400,000 on each of January 1, 2007, January 1, 2006, January 1, 2005, and January 1, 2004, and is currently 3,200,000 shares.

STOCK PERFORMANCE GRAPH

The following discussion shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into a filing.

The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the 42-month period from July 2, 2003 (the date of our initial public offering of common stock) to December 31, 2006. The graph assumes an initial investment of $100 in Molina Healthcare, Inc. common stock and in each of the indices.

The peer group index consists of Amerigroup Corporation (AGP), Centene Corporation (CNC), Coventry Health Care, Inc. (CVH), Health Net, Inc. (HNT), Humana, Inc. (HUM), United Health Group, Inc. (UNH), and WellPoint, Inc. (WLP).

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data (other than the data under the caption “Operating Statistics”) for the five years ended December 31, 2006 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollars are in thousands, except per share data. The data under the caption “Operating Statistics” has not been audited.

	Year Ended December 31,
	2006 (1)	2005	2004 (2)	2003	2002
Statements of Income Data:
Revenue:
Premium revenue	$1,985,109	$1,639,884	$1,171,038	$791,783	$642,179
Investment income	19,886	10,174	4,230	1,761	1,982

Total revenue	2,004,995	1,650,058	1,175,268	793,544	644,161
Expenses:
Medical care costs	1,678,652	1,424,872	984,686	657,921	530,018
General and administrative expenses (including a charge for stock option settlements of $7,796 in 2002)	229,057	163,342	94,150	61,543	61,227
Loss contract charge	—	939	—	—	—
Depreciation and amortization	21,475	15,125	8,869	6,333	4,112

Total expenses	1,929,184	1,604,278	1,087,705	725,797	595,357

Operating income	75,811	45,780	87,563	67,747	48,804
Total other income (expense), net	(2,353)	(1,929)	122	(1,334)	(405)

Income before income taxes	73,458	43,851	87,685	66,413	48,399
Provision for income taxes	27,731	16,255	31,912	23,896	17,891

Net income	$45,727	$27,596	$55,773	$42,517	$30,508

Net income per share:
Basic	$1.64	$1.00	$2.07	$1.91	$1.53

Diluted	$1.62	$0.98	$2.04	$1.88	$1.48

Cash dividends declared per share	—	—	—	—	—

Weighted average number of common shares outstanding	27,966,000	27,711,000	26,965,000	22,224,000	20,000,000

Weighted average number of common shares and potential dilutive common shares outstanding	28,164,000	28,023,000	27,342,000	22,629,000	20,609,000

Operating Statistics:
Medical care ratio (3)	84.6%	86.9%	84.1%	83.1%	82.5%
General and administrative expense ratio (4)	11.4%	9.9%	8.0%	7.8%	9.5%
General and administrative expense ratio, excluding premium taxes	8.4%	7.1%	5.9%	6.6%	8.7%
Members (5)	1,077,000	893,000	788,000	564,000	489,000

	As of December 31,
	2006 (1)	2005	2004 (2)	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$403,650	$249,203	$228,071	$141,850	$139,300
Total assets	864,475	659,927	533,859	344,585	204,966
Long-term debt (including current maturities)	45,000	—	1,894	—	3,350
Total liabilities	444,309	297,077	203,237	123,263	109,699
Stockholders’ equity	420,166	362,850	330,622	221,322	95,267

(1)	The balance sheet and operating results of the HCLB (Cape Health Plan) acquisition have been included since May 15, 2006, the effective date of acquisition.
(2)	The balance sheet and operating results of the New Mexico HMO have been included since July 1, 2004, the date of acquisition.
(3)	Medical care ratio represents medical care costs as a percentage of premium revenue. The medical care ratio is a key operating indicator used to measure our performance in delivering efficient and cost effective healthcare services. Changes in the medical care ratio from period to period result from changes in Medicaid funding by the states, our ability to effectively manage costs, and changes in accounting estimates related to incurred but not reported claims. See Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion.
(4)	General and administrative expense ratio represents such expenses as a percentage of total revenue.
(5)	Number of members at end of period. Effective January 1, 2007, our Indiana HMO no longer had any membership as a result of the contract termination with the state.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report. This discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Item 1A—Risk Factors, above.

Overview

Our fiscal year 2006 financial performance may be briefly summarized as follows:

•	Earnings per diluted share of $1.62;

•	Premium revenue of $1,985.1 million;

•	Net income of $45.7 million;

•	Medical care ratio of 84.6%;

•	G&A expenses as a percentage of total revenue of 11.4%;

•	Total membership at year-end of 1,077,000 members (includes Indiana membership).

In addition, our operational achievements during the year included:

•	The start-up of our Ohio and Texas health plans;

•	The Cape Health Plan acquisition in Michigan;

•	The start-up of our Medicare Advantage Special Needs Plans, with total enrollment at December 31, 2006 of approximately 2,000 members; and

•	The strengthening of our medical management.

Discussion

We generate revenues primarily from the premiums we receive from the states in which we operate. Premium revenue is primarily derived from Medicaid, SCHIP, and other government-sponsored programs for low-income individuals. Premium revenue includes per member per month fees received for providing medical services, fee for service revenue generated by our clinics in California, fee for service reimbursement for delivery of newborns on a per case basis (birth income), and in Utah reimbursement of health care expenditures plus an administrative fee. We also receive savings sharing revenue in Utah and California, where we receive additional incentive payments from those states if medical costs are less than prescribed amounts. Such fee-for-service revenue and savings sharing revenue is included in our financial statements with our premium revenue. Starting in 2006, our premium revenue also includes premiums generated from Medicare.

Premium revenue is fixed in advance of the periods covered and is not subject to significant accounting estimates. For the year ended December 31, 2006, we received approximately 87.5% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations with which we operate as a subcontractor. These premium revenues are recognized in the month members are entitled to receive health care services. The state Medicaid programs periodically adjust premium rates. The amount of these premiums may vary widely between states and among various government programs. PMPM premiums for SCHIP members are generally among the Company’s lowest, with rates as low as approximately $70 PMPM in California and Utah. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population—the Medicaid group that includes most mothers and children—PMPM premiums range between approximately $90 in California to a high of approximately $200 in Ohio. Among our Medicaid Aged, Blind and Disabled

(ABD) membership, PMPM premiums range from approximately $320 in California to over $1,000 in New Mexico. Medicare revenue is approximately $1,200 PMPM. Approximately 6.7% of our premium revenue in the year ended December 31, 2006 was realized under a Medicaid cost plus reimbursement agreement that our Utah plan has with that state. We also received approximately 5.7% of our premium revenue for the year ended December 31, 2006 in the form of birth income (one-time payments for the delivery of children) from the Medicaid programs in Indiana, Michigan, New Mexico, Ohio, Texas and Washington. Such payments are recognized as revenue in the month the birth occurs. Other revenues from savings sharing and fee-for-service clinic income contributed the remaining 0.1% of our premium revenue.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state in the periods presented:

	As of December 31,
State	2006	2005	2004
California	300,000	321,000	253,000
Indiana (1)	56,000	24,000	—
Michigan	228,000	144,000	158,000
New Mexico	65,000	60,000	65,000
Ohio (2)	76,000	N/A	—
Texas (3)	19,000	N/A	—
Utah	52,000	59,000	49,000
Washington	281,000	285,000	263,000

Total	1,077,000	893,000	788,000

(1)	Our Indiana HMO ceased serving members effective January 1, 2007. It currently has no members.
(2)	Our Ohio HMO commenced operations in December 2005, serving less than 250 members as of December 31, 2005.
(3)	Our Texas HMO commenced operations in September 2006.

The following table details member months (defined as the aggregation of each month’s membership for the period) by state for the years ended December 31, 2006, 2005, and 2004:

State	2006	2005	2004
California	3,694,000	3,569,000	2,989,000
Indiana (1)	499,000	149,000	—
Michigan	2,365,000	1,811,000	1,272,000
New Mexico	726,000	734,000	391,000
Ohio (2)	442,000	—	—
Texas (3)	34,000	—	—
Utah	689,000	668,000	576,000
Washington	3,410,000	3,383,000	2,851,000

Total	11,859,000	10,314,000	8,079,000

(1)	Our Indiana HMO ceased serving members effective January 1, 2007. It currently has no members.
(2)	Our Ohio HMO commenced operations in December 2005, serving less than 250 members as of December 31, 2005.
(3)	Our Texas HMO commenced operations in September 2006.

Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, costs. Our results of operations are impacted by our ability to effectively manage expenses related to health care services and to accurately predict costs incurred.

Expenses related to medical care services include two components: direct medical expenses and medically-related administrative costs. Direct medical expenses include payments to physicians, hospitals, and providers of ancillary medical services, such as pharmacy, laboratory, and radiology services. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services, and compliance. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2006, 2005, and 2004, medically-related administrative costs, included in “Medical services” in our Consolidated Statements of Income, constituted approximately 3% of premium revenue.

Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitation basis. Under capitation contracts, we pay a fixed per member per month payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. All capitation expenses are recorded as “Medical services” in our Consolidated Statements of Income.

As noted above, many of our primary care physicians are paid on a capitation basis, while others are paid on a fee-for-service basis. Specialists and hospitals are paid for the most part on a fee-for-service basis. Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service (per diems, diagnostic-related groups, percent of billed charges, and case rates) and capitation. Under fee-for-service arrangements, we retain the financial responsibility for medical care provided at discounted payment rates. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. For the year ended December 31, 2006, approximately 83.9% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis.

Medical care costs and medical claims and benefits payable are based upon actual historical experience and estimates of medical expenses incurred but not reported, or IBNR. We estimate our IBNR monthly based on a number of factors, including prior claims experience, health care service utilization data, cost trends, product mix, seasonality, prior authorization of medical services, and other factors. As part of this review, we also consider uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership, and medical cost trends. We include loss adjustment expenses in the recorded claims liability. We continually review and update the estimation methods and the resulting reserves. Many of our medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation, leading to potential misstatement of some costs in the period in which they are first recorded. Estimates are adjusted monthly as more information becomes available. Any adjustments to reserves are reflected in current operations. We employ our own actuaries and engage the service of independent actuaries as needed. We believe that our process for estimating IBNR is adequate, but all estimates are subject to uncertainties and our actual medical care costs have, in the past, exceeded such estimates. Our estimates of IBNR may be inadequate in the future, which would negatively affect our results of operations. Additionally, if we are unable to accurately estimate IBNR, our ability to take timely corrective actions may be affected, further exacerbating the extent of the negative impact on our results of operations.

G&A costs are largely comprised of wage and benefit costs related to our employee base and other administrative expenses. Some G&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration, and provider relations. Included in G&A expenses are premium taxes for the California HMO (beginning July 2005), the Michigan HMO, the New Mexico HMO

(beginning with its acquisition on July 1, 2004), the Ohio HMO, the Texas HMO (beginning September 2006), and the Washington HMO.

Results of Operations

The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium revenue earned and the cost of health care.

	Year Ended December 31,
	2006	2005	2004
Premium revenue	99.0%	99.4%	99.6%
Investment income	1.0%	0.6%	0.4%

Total revenue	100.0%	100.0%	100.0%

Medical care ratio	84.6%	86.9%	84.1%
General and administrative expense ratio, excluding premium taxes	8.4%	7.1%	5.9%
Premium taxes included in general and administrative expenses	3.0%	2.8%	2.1%

Total general and administrative expense ratio	11.4%	9.9%	8.0%

Operating income	3.8%	2.8%	7.5%
Net income	2.3%	1.7%	4.7%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Premium Revenue

Premium revenue for 2006 was $1,985.1 million, an increase of $345.2 million, or 21.1%, over premium revenue for the year ended December 31, 2005, of $1,639.9 million. Acquisitions in California (effective June 1, 2005) and Michigan (effective May 15, 2006) and the start-up operation in Ohio were the primary drivers of the increase in premium revenue.

The acquisition of Cape Health Plan in Michigan effective May 15, 2006 added $114.4 million in premium revenue in 2006. The Ohio health plan (which had less than $50,000 of premium revenue in 2005) contributed $94.8 million to premium revenue in 2006, and premium revenue from the now-terminated Indiana health plan contributed $59.6 million. Medicare Advantage revenue for all of 2006 was $27.2 million, of which $20.2 million came from our Utah health plan. We had no Medicare Advantage revenue in 2005. The now-terminated Indiana health plan contributed $59.6 million more in premium revenue in 2006 than in 2005.

Membership growth contributed $258.6 million to the increase in premium revenue. Year-end enrollment increased 20.6% to 1,077,000 members at December 31, 2006 (including subsequently discontinued Indiana membership of 56,000), from 893,000 members at December 31, 2005. Membership growth was primarily the result of our acquisition of Cape Health Plan in Michigan effective May 15, 2006 and the start-up of our Ohio, Texas, and Indiana HMOs. However, since the contract between our Indiana HMO and the State of Indiana expired on December 31, 2006, we no longer have any membership in Indiana effective January 1, 2007. Member months for the year ended December 31, 2006 increased by 15.0% to 11,859,000 from 10,314,000 for the year ended December 31, 2005. The remaining $86.6 million increase in premium revenue was attributable to increases in premium rates and proportionally greater increases in membership in those states with higher premium rates.

Investment Income

Investment income for 2006 was $19.9 million as compared with $10.2 million for 2005, an increase of $9.7 million as a result of higher invested balances and higher investment yields.

Medical Care Costs

Medical care costs for 2006 were $1,678.7 million, as compared with $1,424.9 million for 2005. Medical care costs as a percentage of premium revenue (the medical care ratio, or MCR) decreased to 84.6% in 2006 as compared to 86.9% in 2005. The decrease in the medical care ratio during 2006 was due to improved medical care ratios reported in our Michigan (excluding Cape Health Plan), Washington, and New Mexico HMOs. Partially offsetting the improved medical care ratios in these states was a 207 basis points increase in the MCR in our California HMO in 2006 as compared to 2005 due to higher unit costs and limited premium rates. In addition, Cape Health Plan (acquired effective May 15, 2006) experienced a higher medical care ratio during 2006 than our consolidated average.

The medical care ratios for our start-up operations in Ohio, Texas, and Indiana were substantially higher than that experienced by the Company as a whole. Excluding these start-up operations, our medical care ratio decreased 300 basis points to 83.7% for the year ended December 31, 2006 as compared with 86.7% in 2005. We believe our medical care cost control initiatives contributed substantially to the year-over-year decrease in our medical care ratio. The Company anticipates significant growth in enrollment in the Ohio health plan in 2007 and projects a lower Ohio health plan medical care ratio as a result of re-contracting and lower costs in new regions of that state. Our Indiana health plan’s Medicaid contract expired on December 31, 2006 and we do not believe the wind-up of our operations in Indiana will have a material impact on our future operating results. The Texas health plan did not have significant enrollment until December of 2006, and revenue and medical costs generated from the Texas health plan did not have a material impact on our consolidated results for either the fourth quarter of 2006 or the full year of 2006.

General and Administrative Expenses

G&A expenses for 2006 were $229.1 million as compared with $163.3 million for 2005. G&A expenses as a percentage of total revenue were 11.4% for 2006 as compared with 9.9% for 2005.

Premium taxes (which are included in G&A) increased to 3.0% of total revenue in 2006 from 2.8% of total revenue in 2005. Increased premium taxes were due to the acquisition of HCLB (Cape Health Plan) in May 2006, the start-up Ohio HMO which commenced operations in December 2005 and the full year effect of premium taxes in California commencing July 1, 2005.

G&A excluding premium taxes (Core G&A) increased to 8.4% of total revenue for 2006 from 7.1% of total revenue for 2005. The increase in Core G&A was due to continued investments in infrastructure to support our medical care cost control initiatives and improve our information technology, the expansion into Ohio and Texas, and the launch of our Medicare Advantage Special Needs Plans. Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, which increased our G&A expenses by $3.2 million (approximately $ 0.07 per diluted share) in 2006.

Depreciation and Amortization

Depreciation and amortization expense for 2006 increased to $21.5 million from $15.1 million for 2005. Amortization expense increased by $2.1 million in 2006 due to acquisitions in California and Michigan. Depreciation expense increased by $4.3 million in 2006 due to investments in infrastructure, principally at our corporate offices.

Interest Expense

Interest expense increased to $2.4 million in 2006 from $1.5 million in 2005 due to increased borrowings and higher interest rates during 2006.

Other Income (Expense)

No other expense was recorded in 2006. Other expense recorded for the year ended December 31, 2005 of $0.4 million consists of a charge for the write off of costs associated with a registration statement filed during the second quarter of 2005.

Provision for Income Taxes

Income tax expense totaled $27.7 million in 2006, resulting in an effective tax rate of 37.8%, as compared to $16.3 million in 2005, resulting in an effective tax rate of 37.1%. The increase in our effective tax rate during 2006 was primarily attributable to the accrual of a valuation allowance related to net operating loss carryforwards generated by certain states.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Premium Revenue

Premium revenue for 2005 was $1,639.9 million, up $468.9 million (40.0%) from $1,171.0 million for 2004.

Membership growth contributed $387.5 million to the increase in premium revenue. Year-end enrollment increased 13.3% to 893,000 members at December 31, 2005, from 788,000 members at the same date of the prior year. Membership growth was primarily the result of acquisitions in San Diego, California effective June 1, 2005, the start-up of our Indiana HMO effective April 1, 2005, and the full-year benefit of acquisitions made during 2004 in Washington, New Mexico, and Michigan. Member months for the year ended December 31, 2005 increased by 27.7% to 10,314,000 from 8,079,000 for the year ended December 31, 2004.

The remaining $81.4 million increase in premium revenue was attributable to increases in premium rates and proportionally greater increases in membership in those states with higher premium rates.

Investment Income

Investment income for 2005 increased to $10.2 million from $4.2 million for 2004 due to greater average invested balances and higher investment yields.

Medical Care Costs

Medical care costs for 2005 were $1,424.9 million, as compared with $984.7 million for 2004. The medical care ratio increased to 86.9% in 2005 as compared to 84.1% for 2004. The increase in the medical care ratio during 2005 resulted in sharply lower net income when compared to 2004. Among the factors increasing the medical care ratio in 2005 were a shift in utilization to higher cost hospitals; increased costs from catastrophic cases; increased maternity costs in Michigan and Washington; and increased outpatient costs.

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

Acquisitions

On May 18, 2006, the Company completed its acquisition of HCLB, Inc. (“HCLB”). HCLB is the parent company of Cape Health Plan, Inc. (“Cape”), a Michigan corporation based in Southfield, Michigan. Cape serves approximately 90,000 Medicaid members primarily in Southeast Michigan. The Cape acquisition has expanded our geographic presence within Michigan. The purchase price was $44.0 million in cash and the acquisition was deemed effective May 15, 2006 for accounting purposes. Accordingly, the results of operations for Cape are included in the consolidated financial statements for the periods following May 15, 2006. Effective December 31, 2006, we merged Cape into Molina Healthcare of Michigan, Inc., our Michigan HMO.

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

At December 31, 2006, we had working capital of $258.6 million as compared to $189.2 million at December 31, 2005. At December 31, 2006 and December 31, 2005, cash and cash equivalents were $403.7 million and $249.2 million, respectively. At December 31, 2006 and December 31, 2005, our investments, all classified as current assets, were $81.5 million and $103.4 million, respectively. At December 31, 2006, the parent company had cash and investments of $34.6 million.

Our subsidiaries are required to maintain minimum capital prescribed by the various jurisdictions in which we operate. As of December 31, 2006, all of our subsidiaries were in compliance with the minimum capital requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements at least through 2007. Although the rapid growth of our Ohio and Texas HMOs may require us to contribute substantial regulatory capital by the end of 2007 which is likely to exceed internally generated cash, we believe that our cash resources, internally generated funds, and amounts drawable under our credit facility together will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements, which prescribe the types of instruments in which our subsidiaries may invest their funds. As of December 31, 2006, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. As of December 31, 2006, our investments consisted solely of investment grade debt securities, all of which are classified as current assets. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Two professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the years ended December 31, 2006, 2005, and 2004 was approximately 4.8%, 3.0%, and 1.4%, respectively.

Our restricted investments consist principally of certificates of deposit and treasury securities with maturities of up to 12 months. These investments are held to satisfy statutory deposit requirements at the various states in which we operate.

Net cash provided by operating activities was $102.3 million in 2006, as compared to $97.3 million in 2005, an increase of $5.0 million. The increase resulted from higher net income, increased deferred revenue at our Ohio HMO and the timing of income tax payments. Partially offsetting these increases was an increase in receivables from our Utah, California, and Ohio HMOs.

Net cash provided by investing activities was $3.9 million in 2006 as compared to cash used of $72.6 million in 2005. The decrease in cash used of $76.5 million in 2006 was driven by the acquisition of $5.8 million in net cash as a result of the Cape purchase in 2006 as compared to the payment of $40.9 million net cash as a result of purchase transactions in 2005.

Net cash provided by financing activities was $48.2 million in 2006 compared to cash used for financing activities of $3.6 million in 2005. The increase in 2006 was due to borrowings under our $180 million credit facility to fund capital infusions into our Ohio, Indiana, California, and Texas HMOs. At December 31, 2006, we owed $45.0 million under our $180.0 million credit facility.

In November 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $300 million of securities, including common stock or debt securities. No securities have been issued under the shelf registration statement. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.

Credit Facility

On March 9, 2005, we entered into an amended and restated five-year secured credit agreement for a $180.0 million revolving credit facility with a syndicate of lenders. The credit facility is intended to be used for working capital and general corporate purposes.

The credit facility has a term of five years and all amounts outstanding under the credit facility will be due and payable on March 8, 2010. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the credit facility to up to $200.0 million.

Borrowings under the credit facility are based, at our election, on the London interbank offering rate, or LIBOR, or the base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.5% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the credit facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated EBITDA. The applicable margins range between 1.00% and 1.75% for LIBOR loans and between 0% and 0.75% for base rate loans. The commitment fee ranges between 0.375% and 0.500%. In addition, we are required to pay a fee for each letter of credit issued under the credit facility equal to the applicable margin for LIBOR loans and a customary fronting fee.

Our obligations under the credit facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Michigan, New Mexico, Utah, and Washington HMO subsidiaries.

The credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The credit agreement also requires us to maintain certain fixed charge coverage ratios. At December 31, 2006, we were in compliance with all financial covenants in the credit agreement.

Regulatory Capital and Dividend Restrictions

At December 31, 2006, our principal operations were conducted through the seven HMOs operating in California, Michigan, New Mexico, Ohio, Texas, Utah, and Washington. The HMOs are subject to state laws that, among other things, may require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as their sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries, after intercompany eliminations, which may not be transferable to us in the form of loans, advances, or cash dividends was $236.8 million at December 31, 2006, and $155.9 million at December 31, 2005.

The National Association of Insurance Commissioners has adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital rules. These HMO rules, which may vary from state to state, have been adopted in Michigan, New Mexico, Indiana, Ohio, Texas, Utah and Washington. California has not adopted risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. The National Association of Insurance Commissioners’ HMO rules, if adopted by California, may increase the minimum capital required for that state.

As of December 31, 2006, our HMOs had aggregate statutory capital and surplus of approximately $243.6 million, compared with the required minimum aggregate statutory capital and surplus of approximately $150.7 million. All of our HMOs were in compliance with the minimum capital requirements.

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

Our medical care costs include amounts that have actually been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. Such medical care cost liabilities include, among other items, capitation payments owed providers, unpaid pharmacy invoices and various medically related administrative costs that have been incurred but not paid. We also record reserves for estimated referral claims related to medical groups under contract with us that are financially troubled or insolvent and that may not be able to honor their obligations for the payment of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses are not expected to be significant. In applying this policy, we use judgment to determine the appropriate assumptions for determining the required estimates. The most important part in estimating our medical care costs, however, is our estimate for fee-for-service claims which have been incurred but not paid by us.

These fee-for-service costs that have been incurred but are not paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Reported”, or IBNR. We estimate these medical claims liabilities using actuarial methods based upon historical claims payment data. We adjust that data to account for changes in payment patterns, cost trends, changes in product mix, seasonality, changes in utilization of health care services, information provided by our providers; and other relevant factors. In assessing the adequacy of accruals for medical claims liabilities, we consider our historical experience, the terms of existing contracts, our knowledge of trends in the industry, information provided by our customers, and information available from other sources, as appropriate. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known.

While we believe our current estimates are adequate, we have in the past been required to make a significant adjustment to these estimates and it is possible that we will be required to make significant adjustments or revisions to these estimates in the future.

The most significant estimates involved in determining our IBNR liability concern the determination of claims payment completion factors and trended per member per month cost estimates.

For the fifth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based upon actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date based on historical payment patterns.

The following table reflects the change in our estimate of claims liability as of December 31, 2006 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding December 31, 2006 by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Our acquisition of Cape Health Plan, effective May 15, 2006, is excluded from these calculations because our statements of income only includes Cape Health Plan since the acquisition date. Dollar amounts are in thousands.

(Decrease) Increase in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(3)%	$ 18,777
(2)%	12,518
(1)%	6,259
1%	(6,259)
2%	(12,518)
3%	(18,777)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based upon trended per member per month (PMPM) cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of December 31, 2006 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Cape Health Plan, which was acquired on May 15, 2006, is included in these calculations. Dollar amounts are in thousands.

(Decrease) Increase in Trended Per member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(3)%	$(11,256)
(2)%	(7,504)
(1)%	(3,752)
1%	3,752
2%	7,504
3%	11,256

Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNR at December 31, 2006, net income for the year ended December 31, 2006 would increase or decrease by approximately $3.9 million, or $0.14 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNR at December 31, 2006, net income for the year ended December 31, 2006 would increase or decrease by approximately $2.3 million, or $0.08 per diluted share, net of tax.

Commitments and Contingencies

We lease office space and equipment under various operating leases. As of December 31, 2006, our lease obligations for the next five years and thereafter are as follows: $13.1 million in 2007, $13.0 million in 2008, $12.1 million in 2009, $10.9 million in 2010, $10.1 million in 2011, and an aggregate of $43.8 million thereafter.

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

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2006. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	2007	2008–2009	2010–2011	2012 and Beyond
Long-term debt	$—	$—	$45,000	$—
Operating lease obligations	13,137	25,035	21,018	43,830
Purchase commitments	8,031	5,510	1,365	36

Total contractual obligations	$21,168	$30,545	$67,383	$43,866

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

As of December 31, 2006, we had cash and cash equivalents of $403.7 million, investments of $81.5 million, and restricted investments of $20.2 million. The cash equivalents consist of highly liquid securities with original maturities of up to three months that are readily convertible into known amounts of cash. As of December 31, 2006, our investments consisted solely of investment grade debt securities, all of which were classified as current assets. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate and variable rate securities where interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments consist of interest-bearing deposits and treasury securities required by the respective states in which we operate. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are reported at fair market value on the balance sheet. All restricted investments are carried at amortized cost, which approximates market value. We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

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

We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 and Note 11 to the consolidated financial statements, Molina Healthcare, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 9, 2007

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$403,650	$249,203
Investments	81,481	103,437
Receivables	110,835	70,532
Income tax receivable	7,960	3,014
Deferred income taxes	313	2,339
Prepaid and other current assets	9,263	10,321

Total current assets	613,502	438,846
Property and equipment, net	41,903	31,794
Intangible assets, net	85,480	81,655
Goodwill	57,659	43,259
Restricted investments	20,154	18,242
Receivable for ceded life and annuity contracts	32,923	38,113
Other assets	12,854	8,018

Total assets	$864,475	$659,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$290,048	$217,354
Accounts payable and accrued liabilities	46,725	31,257
Deferred revenue	18,120	803
Net liability for termination of commercial operations	—	200

Total current liabilities	354,893	249,614
Long-term debt, less current maturities	45,000	—
Deferred income taxes	6,700	4,796
Liability for ceded life and annuity contracts	32,923	38,113
Other long-term liabilities	4,793	4,554

Total liabilities	444,309	297,077

Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 28,119,026 shares at December 31, 2006 and 27,792,360 shares at December 31, 2005	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	173,990	162,693
Accumulated other comprehensive loss	(337)	(629)
Retained earnings	266,875	221,148
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	420,166	362,850

Total liabilities and stockholders’ equity	$864,475	$659,927

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenue:
Premium revenue	$1,985,109	$1,639,884	$1,171,038

Investment income	19,886	10,174	4,230

Total revenue	2,004,995	1,650,058	1,175,268
Expenses:
Medical care costs:
Medical services	351,022	271,769	222,168
Hospital and specialty services	1,125,600	983,513	643,074
Pharmacy	202,030	169,590	119,444

Total medical care costs	1,678,652	1,424,872	984,686
General and administrative expenses	229,057	163,342	94,150
Loss contract charge	—	939	—
Depreciation and amortization	21,475	15,125	8,869

Total expenses	1,929,184	1,604,278	1,087,705

Operating income	75,811	45,780	87,563
Other income (expense):
Interest expense	(2,353)	(1,529)	(1,049)
Other, net	—	(400)	1,171

Total other income (expense)	(2,353)	(1,929)	122

Income before income taxes	73,458	43,851	87,685
Provision for income taxes	27,731	16,255	31,912

Net income	$45,727	$27,596	$55,773

Net income per share:
Basic	$1.64	$1.00	$2.07

Diluted	$1.62	$0.98	$2.04

Weighted average shares outstanding:
Basic	27,966,000	27,711,000	26,965,000

Diluted	28,164,000	28,023,000	27,342,000

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Outstanding	Amount
Balance at January 1, 2004	25,373,785	25	103,854	54	137,779	(20,390)	221,322
Comprehensive income:
Net income	—	—	—	—	55,773	—	55,773
Other comprehensive loss, net of tax:
Change in unrealized loss on investments	—	—	—	(288)	—	—	(288)

Total comprehensive income	—	—	—	(288)	55,773	—	55,485
Issuance of shares	1,800,000	2	47,280	—	—	—	47,282
Stock options exercised, employee stock grants and employee stock purchases	428,658	1	2,678	—	—	—	2,679
Tax benefit for exercise of employee stock options	—	—	3,854	—	—	—	3,854

Balance at December 31, 2004	27,602,443	28	157,666	(234)	193,552	(20,390)	330,622
Comprehensive income:
Net income	—	—	—	—	27,596	—	27,596
Other comprehensive loss, net of tax:
Change in unrealized loss on investments	—	—	—	(395)	—	—	(395)

Total comprehensive income	—	—	—	(395)	27,596	—	27,201
Stock options exercised, employee stock grants and employee stock purchases	189,917	—	3,155	—	—	—	3,155
Tax benefit for exercise of employee stock options	—	—	1,872	—	—	—	1,872

Balance at December 31, 2005	27,792,360	$28	$162,693	$(629)	$221,148	$(20,390)	$362,850
Comprehensive income:
Net income	—	—	—	—	45,727	—	45,727
Other comprehensive income, net of tax:
Change in unrealized loss on investments	—	—	—	292	—	—	292

Total comprehensive income	—	—	—	292	45,727	—	46,019
Stock options exercised, employee stock grants and employee stock purchases	326,666	—	10,070	—	—	—	10,070
Tax benefit for exercise of employee stock options	—	—	1,227	—	—	—	1,227

Balance at December 31, 2006	28,119,026	$28	$173,990	$(337)	$266,875	$(20,390)	$420,166

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities
Net income	$45,727	$27,596	$55,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,475	15,125	8,869
Amortization of capitalized credit facility fee	885	718	628
Deferred income taxes	(399)	1,705	2,175
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	—	1,872	3,854
Loss on disposal of property and equipment	—	297	—
Stock-based compensation	5,505	1,283	179
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(38,847)	(5,102)	(3,641)
Prepaid and other current assets	1,369	(1,866)	(2,049)
Medical claims and benefits payable	51,550	57,144	23,121
Deferred revenue	10,443	803	(687)
Accounts payable and accrued liabilities	5,188	6,665	5,196
Income taxes payable and receivable	(579)	(8,982)	(2,369)

Net cash provided by operating activities	102,317	97,258	91,049
Investing activities
Purchases of equipment	(20,297)	(13,960)	(10,765)
Purchases of investments	(148,795)	(63,774)	(440,208)
Sales and maturities of investments	171,225	48,227	450,039
Increase in restricted cash	(912)	(1,706)	(1,062)
Other long-term liabilities	239	488	644
Advances to related parties and other assets	(3,334)	(983)	3,099
Cash paid in purchase transactions, net of cash acquired and received in divestiture transaction	5,820	(40,866)	(51,766)

Net cash provided by (used in) investing activities	3,946	(72,574)	(50,019)
Financing activities
Issuance of common stock	—	—	47,282
Payment of credit facility fees	(459)	(3,530)	—
Borrowings under credit facility	50,000	3,100	—
Repayments of debt acquired in acquisition	—	—	(5,819)
Repayments of amounts borrowed under credit facility	(5,000)	(3,100)	—
Issuance (repayment) of mortgage note	—	(1,302)	1,302
Principal payments on capital lease obligations	—	(592)	(74)
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	1,227	—	—
Proceeds from exercise of stock options and employee stock purchases	2,416	1,872	2,500

Net cash provided by (used in) financing activities	48,184	(3,552)	45,191

Net increase in cash and cash equivalents	154,447	21,132	86,221
Cash and cash equivalents at beginning of year	249,203	228,071	141,850

Cash and cash equivalents at end of year	$403,650	$249,203	$228,071

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$27,354	$21,684	$25,385

Interest	$2,260	$1,620	$416

Schedule of non-cash investing and financing activities:
Change in unrealized gain (loss) on investments	$474	$(640)	$(461)
Deferred income taxes	(182)	245	173

Net unrealized gain (loss) on investments	$292	$(395)	$(288)

Accrual of software license fees	$2,375	$—	$—

Accrual of equipment	$945	$—	$—

Value of stock issued for employee compensation earned in the previous year	$2,149	$—	$—

Details of acquisitions:
Fair value of assets acquired, net of assets sold	$86,024	$43,265	$165,651
Less cash acquired in purchase and divestiture transaction	(49,820)	(2,249)	(56,770)
Liabilities assumed in purchase and divestiture transaction	(42,024)	(150)	(57,115)

Net cash (acquired) paid in purchase transactions and cash received in divestiture transaction	$(5,820)	$40,866	$51,766

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

December 31, 2006

1. The Reporting Entity

Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. Beginning in January 2006, we began to serve a very small number of our dual eligible members under both the Medicaid and the Medicare programs. We were founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, we began operating as a health maintenance organization (HMO). We operate our HMO business through subsidiaries in California (California HMO), Michigan (Michigan HMO), Ohio (Ohio HMO), New Mexico (New Mexico HMO), Texas (Texas HMO), Utah (Utah HMO), and Washington (Washington HMO). Our Texas HMO began serving members in September 2006. As a result of our Indiana HMO’s not being selected for contract negotiations to provide services in 2007 under the Hoosier Healthwise Medicaid program, its Medicaid contract with the State of Indiana expired on December 31, 2006, and our Indiana HMO is currently winding up its operations.

On May 18, 2006, we completed our acquisition of HCLB, Inc. (“HCLB”). HCLB is the parent company of Cape Health Plan, Inc. (“Cape”), a Michigan corporation based in Southfield, Michigan. At the time of the acquisition, Cape served approximately 90,000 Medicaid members primarily in Southeast Michigan. The acquisition was deemed effective May 15, 2006 for accounting purposes. Accordingly, the results of operations for Cape are included in the consolidated financial statements for the periods following May 15, 2006. Effective December 31, 2006, we merged Cape into Molina Healthcare of Michigan, Inc., our Michigan HMO.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for the period subsequent to their acquisition.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include medical claims payable and accruals, determination of allowances for uncollectible accounts, settlements under risks/savings sharing programs, impairment of long-lived and intangible assets, professional and general liability claims, reserves for potential absorption of claims unpaid by insolvent providers, reserves for the outcome of litigation and valuation allowances for deferred tax assets.

Premium Revenue

Premium revenue is primarily derived from Medicaid programs and other programs for low-income individuals. Premium revenue includes per member per month fees received for providing medical services, fee for service revenue generated by our clinics in California, fee for service reimbursement for delivery of newborns

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on a per case basis (birth income), and (in Utah) reimbursement of health care expenditures plus an administrative fee and savings sharing revenue. Starting in 2006, our premium revenue also includes premiums generated from Medicare.

Prepaid health care premiums are reported as revenue in the month in which enrollees are entitled to receive health care. A portion of the premiums is subject to possible retroactive adjustments which have not been significant, although there can be no certainty that such adjustments will not be significant in the future. We estimate the savings sharing revenue based upon claims experience reported by our Utah HMO and we record birth income during the month when services are rendered.

During each of the three years in the period ended December 31, 2006, our birth income was approximately 6% of total premium revenue. Savings sharing revenue recognized by our Utah HMO was $1,569; $1,767 and $2,142 for the years ended December 31, 2006, 2005 and 2004, respectively (see Receivables). Revenue earned by our California medical clinics and by our New Mexico HMO for performing certain administrative services for the state contributed less than 1% of total revenue for the years ended December 31, 2006, 2005 and 2004.

Medical Care Costs

We arrange to provide comprehensive medical care to our members through a network of contracted hospitals, physician groups and other health care providers that includes our clinics. Expenses related to medical care services include two components: direct medical expenses and medically-related administrative costs. Direct medical expenses include payments to physicians, hospitals, and providers of ancillary medical services, such as pharmacy, laboratory, and radiology services. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services, and compliance. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2006, 2005, and 2004, medically-related administrative costs, classified as “Medical services” in our Consolidated Statements of Income, constituted approximately 3% of premium revenue.

Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitation basis. Under capitation contracts, we pay a fixed per member per month payment to the provider without regard to the frequency, extent or nature of the medical services actually furnished. Under capitated contracts we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management and other criteria. Capitation payments are fixed in advance of periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. All capitation expenses are recorded as “Medical services” in our Consolidated Statements of Income.

As noted above, many of our primary care physicians are paid on a capitation basis, while others are paid on a fee-for-service basis. Specialists and hospitals are paid for the most part on a fee-for-service basis. Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including fee-for-service (per diems, diagnostic-related groups, percent of billed charges and case rates) and capitation. Under fee-for-service arrangements, we retain the financial responsibility for medical care provided at discounted payment rates. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. For the year ended December 31, 2006, approximately 83.9% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Medical care costs and medical claims and benefits payable are based upon actual historical experience and estimates of medical expenses incurred but not reported, or IBNR. We estimate our IBNR monthly based on a number of factors, including prior claims experience, health care service utilization data, cost trends, product mix, seasonality, prior authorization of medical services and other factors. We also consider uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership, and medical cost trends. We include loss adjustment expenses in the recorded claims liability. We continually review and update the estimation methods and the resulting reserves. Many of our medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation, leading to potential misstatement of some costs in the period in which they are first recorded. Estimates are adjusted monthly as more information becomes available. Any adjustments to reserves are reflected in current operations. We employ our own actuaries and engage the service of independent actuaries as needed. We believe that our process for estimating IBNR is adequate, but all estimates are subject to uncertainties and our actual medical care costs have, in the past, exceeded such estimates. Our estimates of IBNR may be inadequate in the future, which would negatively affect our results of operations.

We report reinsurance premiums as medical care costs, while related reinsurance recoveries are reported as deductions from medical care costs. We limit our risk of catastrophic losses by maintaining high deductible reinsurance coverage. We do not consider this coverage to be material as the cost is not significant and the likelihood that coverage will be applicable is low.

The following table shows the components of the change in medical claims and benefits payable for each of the following periods:

	Year ended December 31,
	2006	2005	2004
Balances as of January 1	$217,354	$160,210	$105,540
Medical claims and benefits payable from business acquired during the period	21,144	—	—
Components of medical care costs related to:
Current year	1,716,256	1,424,406	990,007
Prior years	(37,604)	466	(5,321)

Total medical care costs	1,678,652	1,424,872	984,686
Payments for medical care costs related to:
Current year	1,443,843	1,216,593	839,663
Prior years	183,259	151,135	90,353

Total paid	1,627,102	1,367,728	930,016

Balances as of December 31	$290,048	$217,354	$160,210

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

so. To reduce the risk that delegated providers are unable to pay referral claims, we monitor the operational and financial performance of such providers. We also maintain contingency plans that include transferring members to other providers in response to potential network instability.

In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us. Such liabilities were not material at December 31, 2006 or 2005.

Premium Deficiency Reserves on Loss Contracts

We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was required as of December 31, 2006 or 2005 other than that the accrual of additional loss contract charge in 2005 for the New Mexico Transition Services Agreement which was entered into as a result of our acquisition of HCH on July 1, 2004.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments that are both readily convertible into known amounts of cash and have a maturity of three months or less on the date of purchase.

Investments

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income. All unrealized losses at December 31, 2006 and 2005 were deemed to be temporary as all such losses were the result of increases in interest rates rather than a change in the credit quality of the investments. No losses will be realized if we hold these investments to maturity. The cost of securities sold is determined using the specific-identification method. Fair values of securities are based on quoted prices in active markets.

Except for restricted investments, marketable securities are designated as available-for-sale and are carried at fair value. Unrealized gains or losses, if any, net of applicable income taxes, are recorded in stockholders’ equity as other comprehensive income (loss). Since these securities may be readily liquidated, they are classified as current assets without regard to the securities’ contractual maturity dates.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our investments consisted of the following:

	December 31, 2006
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Treasury and agency securities	$71,374	$24	$441	$70,957
Municipal securities	8,515	—	10	8,505
Corporate bonds	2,020	—	1	2,019

Total investment securities	$81,909	$24	$452	$81,481

	December 31, 2005
	Cost or Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Treasury and agency securities	$88,290	$—	$1,010	$87,280
Municipal securities	9,653	24	22	9,655
Corporate bonds	6,508	3	9	6,502

Total investment securities	$104,451	$27	$1,041	$103,437

The contractual maturities of our investments as of December 31, 2006 are summarized below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$44,916	$44,676
Due one year through five years	30,536	30,372
Due after five years through ten years	707	683
Due after ten years	5,750	5,750

Total debt securities	$81,909	$81,481

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales of available-for-sale securities were $12,583, $4,689 and $29,303 for the years ended December 31, 2006, 2005 and 2004, respectively. Net realized investment losses for the years ended December 31, 2006, 2005 and 2004 were $151, $220 and $19, respectively.

Unrealized losses at December 31, 2006 and 2005 have been determined to be temporary in nature. The decline in market value for these securities is the result of rising interest rates rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be immaterial. Also, the disclosures required under EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, have not been included because our unrealized losses are immaterial at December 31, 2006 and 2005.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables

Receivables consist primarily of amounts due from the various states in which we operate. All receivables are subject to potential retroactive adjustment. As the amounts of all receivables are readily determinable and our creditors are state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. Accounts receivable by operating subsidiary are comprised of the following:

	December 31,
	2006	2005
California HMO	$32,404	$19,952
Utah HMO	46,570	32,929
Ohio HMO	11,611	—
Washington HMO	7,447	7,486
Other HMOs	12,803	10,165

Total receivables	$110,835	$70,532

Substantially all receivables due our California HMO at December 31, 2006 and 2005 were collected in January of 2007 and 2006, respectively.

Our agreement with the State of Utah calls for the reimbursement of our Utah HMO of medical costs incurred in serving our members plus an administrative fee of 9% of medical costs and all or a portion of any cost savings realized, as defined in the agreement. Our Utah health plan bills the State of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the State of Utah includes: 1) amounts billed to the state for actual paid health care claims plus administrative fees; 2) amounts estimated to be due under the savings sharing provision of the agreement; and 3) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the State of Utah until such claims are actually paid. As a result of increased claims volume from our Utah members, all three components of the receivables were higher in 2006 as compared to 2005.

We have estimated the amount we believe that we will recover under our savings sharing plan with the State of Utah based on the information we have to date, and our interpretation of the provisions of our contract with the state. The ultimate amount of savings sharing that we will realize may be subject to negotiation with the state, and the state may not agree with our interpretation of the contract language. When additional information is known, or a settlement is reached with the state, we will adjust the amount of savings sharing recorded in our financial statements.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Investments

Pursuant to the regulations governing our subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities as follows:

	December 31,
	2006	2005
California	$301	$300
Utah	550	550
Michigan	2,000	1,000
New Mexico	8,571	8,128
Indiana	536	514
Washington	151	150
Ohio	1,742	400
Texas	1,559	1,511
Phoenix National Insurance Company	4,744	5,689

Total	$20,154	$18,242

Restricted investments, which consist of certificates of deposit and treasury securities, are designated as held-to-maturity and are carried at amortized cost, which approximates market value. The use of these funds is limited to specific purposes as required by each state.

Property and Equipment

Property and equipment are stated at historical cost. Replacements and major improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Software developed for internal use is capitalized in accordance with the provision of SOP 98-1. Furniture and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Software is amortized over its estimated useful life of three years. Leasehold improvements are amortized over the term of the lease or five to 10 years, whichever is shorter. Buildings are depreciated over their estimated useful lives of 31.5 years.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Identifiable intangible assets (consisting principally of purchased contract rights and provider contracts) are amortized on a straight-line basis over the expected period to be benefited (between five and fifteen years). We performed the required impairment tests of goodwill and indefinite lived intangible assets in 2006, 2005 and 2004 and no impairment was identified in these periods.

Long-Lived Asset Impairment

Situations may arise where the carrying value of a long-lived asset may exceed the undiscounted expected cash flows associated with that asset. In such circumstances the asset is deemed to be impaired. We review material long-lived assets for impairment on an annual basis, as well as when events or changes in business conditions suggest potential impairment. Impaired assets are written down to fair value. We have determined that no long-lived assets were impaired at December 31, 2006 or 2005.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivable / Liability for Ceded Life and Annuity Contracts

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Loss contingencies resulting from tax audits or certain tax positions are accrued when the potential loss can be reasonably estimated and where occurrence is probable.

The loss contingency amounts are released upon closure of the examination. In the event new reserve amounts are necessary we will provide a new reserve for specific issues for the tax year in which the issue arises. Such reserves were not significant at December 31, 2006 or 2005.

Taxes Based on Premiums

Our California HMO (beginning July 1, 2005), Michigan HMO, New Mexico HMO (beginning July 1, 2004), Ohio HMO, Texas HMO and Washington HMO are assessed a tax based upon premium revenue collected. Premium tax expense totaled $60,777, $46,301, and $24,333 in 2006, 2005, and 2004, respectively, and is included in general and administrative expenses.

Professional Liability Insurance

We carry medical malpractice insurance for health care services rendered through our clinics in California. Claims-made coverage under this insurance is $1,000 per occurrence with an annual aggregate limit of $3,000 for years ended December 31, 2006 and 2005. We also carry claims-made managed care errors and omissions professional liability insurance for our HMO operations. This insurance is subject to a coverage limit of $10,000 per occurrence and $10,000 in aggregate for each policy year.

Stock-Based Compensation

At December 31, 2006, we had two stock-based employee compensation plans, both of which are described more fully in Note 11. Through December 31, 2005, we accounted for the plans under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options was reflected in net income and was measured as the excess of the market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. At December 31, 2005, we had adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recognition and measurement of stock grants is the same under APB Opinion No. 25 and SFAS No. 123. The related expenses for the fair value of stock grants were charged to general and administrative expenses and are included in the “net income, as reported” amounts in the pro forma net income table below.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123(R) is the first reporting period beginning after December 31, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted, modified or settled after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but entities are also permitted to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

As of January 1, 2006, we adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

In addition, for awards granted prior to January 1, 2006, the unvested portion of the awards have been recognized in periods subsequent to the adoption date based on the grant date fair value determined for pro forma disclosure purposes under SFAS 123. Compensation expense in connection with restricted stock awards and option grants is recognized on a straight-line basis over the vesting periods. Our adoption of SFAS 123 (R) reduced income before income taxes and net income for the year ended December 31, 2006 by approximately $3,248 and $2,021, respectively, or $0.07 per basic and diluted share.

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows. SFAS 123(R) requires tax benefits relating to excess stock-based compensation deductions be presented as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $1.2 million, $1.9 million, and $3.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

In November 2005, the FASB issued Staff Position (FSP) 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative transition method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123( R). The company has elected to adopt the alternative transition method.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation permitted by SFAS No. 148 with the following weighted-average assumptions: a risk-free interest rate of 4.11% in 2005 and 4.15% in 2004; expected stock price volatility of 53.2% in 2005 and 51.2% in 2004; dividend yield of 0% and expected option lives of 60 months for 2005 and 2004.

	Year ended December 31,
	2005	2004
Net income, as reported	$27,596	$55,773
Reconciling items (net of related tax effects):
Add: Stock-based employee compensation expense determined under the intrinsic-value based method for stock option awards	—	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method for stock option and employee stock purchase plan awards	(1,048)	(976)

Net adjustment	(1,048)	(976)

Net income, as adjusted	$26,548	$54,797

Earnings per share:
Basic—as reported	$1.00	$2.07

Basic—as adjusted	$0.96	$2.03

Diluted—as reported	$0.98	$2.04

Diluted—as adjusted	$0.95	$2.00

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Year ended December 31,
	2006	2005	2004
Shares outstanding at the beginning of the year	27,792,000	27,602,000	25,374,000
Weighted-average number of shares issued	174,000	109,000	1,591,000

Denominator for basic earnings per share	27,966,000	27,711,000	26,965,000
Dilutive effect of employee stock options and stock grants (1)	198,000	312,000	377,000

Denominator for diluted earnings per share	28,164,000	28,023,000	27,342,000

(1)	Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are at or below the average fair value of the common shares for each of the periods presented.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

managed by the CADRE Institutional Investors Trust (Trust), a Delaware business trust registered as an open-end management investment fund.

Our investments and a portion of our cash equivalents are managed by two professional portfolio managers operating under documented investment guidelines. Our investments consist solely of investment grade debt securities with a maximum maturity of ten years and an average duration of four years.

Concentration of credit risk with respect to receivables is limited as the payors consist principally of state governments.

Restricted investments are invested principally in certificates of deposit and treasury securities.

Fair Value of Financial Instruments

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, trade accounts payable, medical claims and benefits payable, long-term debt and other liabilities. The carrying amounts of current assets and liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of advances to related parties and all long-term obligations approximates their fair value based on borrowing rates currently available to the company for instruments with similar terms and remaining maturities.

Risks and Uncertainties

Our profitability depends in large part on accurately predicting and effectively managing medical care costs. We continually review our medical costs in light of our underlying claims experience and revised actuarial data. However, several factors could adversely affect medical care costs. These factors, which include changes in health care practices, inflation, new technologies, major epidemics, natural disasters and malpractice litigation, are beyond our control and may have an adverse effect on our ability to accurately predict and effectively control medical care costs. Costs in excess of those anticipated could have a material adverse effect on our financial condition, results of operations or cash flows.

At December 31, 2006, we operated in seven states, in some instances as a direct contractor with the state, and in others as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. Our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.

Segment Information

We present segment information externally in the same manner used by management to make operating decisions and assess performance. Each of our subsidiaries arranges for the provision of health care services to Medicaid and similar members in return for compensation from state agencies. They share similar characteristics in the membership they serve, the nature of services provided and the method by which medical care is rendered. The subsidiaries are also subject to similar regulatory environment and long-term economic prospects. As such, we have one reportable segment.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154 (SFAS No. 154), Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 did not have a material effect on our consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of EITF 06-03 will have on our consolidated financial statements. We currently report such taxes on a gross basis.

In July 2006, FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a comprehensive accounting model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption on our consolidated financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB 108 effective December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. As of June 30, 2006, we reported an acquired 100% ceded reinsurance arrangement related to the December 2005 purchase of Phoenix National Insurance Company by recording a non-current receivable from the reinsurer with a corresponding non-current liability for ceded life and annuity contracts. Prior period amounts totaling $38,113 have been reclassified to conform to the 2006 presentation. The reclassification has no effect on our earnings, working capital or stockholders’ equity as previously reported.

3. Acquisitions

Michigan HMO

On May 18, 2006, the Company completed its acquisition of HCLB, Inc. (“HCLB”). HCLB is the parent company of Cape Health Plan, Inc. (“Cape”), a Michigan corporation based in Southfield, Michigan. Cape serves approximately 90,000 Medicaid members primarily in Southeast Michigan. The Cape acquisition has expanded our geographic presence within Michigan. The purchase price was $44.0 million in cash and the acquisition was deemed effective May 15, 2006 for accounting purposes. Accordingly, the results of operations for Cape are included in the consolidated financial statements for the periods following May 15, 2006. Effective December 31, 2006, we merged Cape into Molina Healthcare of Michigan, Inc., our Michigan HMO.

In accordance with FAS 141, the purchase price was allocated to the fair value of HCLB assets acquired and liabilities assumed, including identifiable intangible assets, and the excess of purchase price over the fair value of net assets acquired was recorded as goodwill. Based upon our current valuation, the fair values of HCLB assets acquired and liabilities assumed at the date of the merger are summarized as follows:

Current assets	$55,313
Property and equipment	408
Other non-current assets	1,003
Goodwill and intangible assets	28,024

Total assets acquired	$84,748

Current liabilities	(36,917)
Other long-term liabilities	(3,831)

Total liabilities assumed	(40,748)

$44,000

Of the $28,024 of acquired goodwill and intangible assets, $9,900 was assigned to the member list with a five year life, $3,484 was assigned to provider network with a ten year life and the remaining $14,640 was assigned to non-tax deductible goodwill which is not subject to amortization.

4. Goodwill and Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived assets are no longer amortized, but are subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units at December 31, 2006 and 2005. If book equity values of our reporting units exceed the fair values, we perform a hypothetical purchase price allocation. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill and indefinite lived asset balance. Based on the results of our impairment testing, no adjustments were required for the years ended December 31, 2006, 2005 and 2004.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible are comprised of the costs of acquired payor contracts, provider contracts and insurance licenses. These assets are being amortized over their useful lives ranging from 5 to 15 years. Amortization on intangible assets recognized for the years ended December 31, 2006, 2005, and 2004 was $9,539, $7,431, and $4,043, respectively. We estimate our intangible asset amortization will be $10,463 in 2007, $9,972 in 2008, $8,676 in both 2009 and 2010, and $7,439 in 2011. The following table sets forth balances of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Net Balance
	(Amounts in thousands)
Intangible assets:
Contract rights and licenses	$103,282	$24,748	$78,534
Provider network	8,013	1,067	6,946

Balance at December 31, 2006	$111,295	$25,815	$85,480

Intangible assets:
Contract rights	$93,403	$15,902	$77,501
Provider network	4,529	375	4,154

Balance at December 31, 2005	$97,932	$16,277	$81,655

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2005	$43,259
Goodwill related to acquisition of HCLB, Inc in 2006	14,640
Adjustment to goodwill related to acquisition of Health Care Horizon, Inc. in 2004 and Phoenix National Insurance Company in 2005	(240)

Balance at December 31, 2006	$57,659

5. Property and Equipment

A summary of property and equipment is as follows:

	December 31,
	2006	2005
Land	$3,000	$3,000
Building and improvements	18,665	15,474
Furniture, equipment and automobiles	32,933	24,873
Capitalized computer software costs	20,571	10,206

	75,169	53,553
Less: accumulated depreciation and amortization on building and improvements, furniture, equipment and automobiles	(25,670)	(18,416)
Less: accumulated amortization on capitalized computer software costs	(7,596)	(3,343)

	(33,266)	(21,759)

Property and equipment, net	$41,903	$31,794

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense recognized for building and improvements, furniture, equipment and automobiles was $7,676, $5,909 and $4,001 for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization expense recognized for capitalized computer software costs was $4,261, $1,785 and $825 for the years ended December 31, 2006, 2005 and 2004, respectively.

6. Related Party Transactions

We lease two medical clinics from the Molina Family Trust. These leases have five five-year renewal options. In May 2001, we entered into a similar agreement with the Molina Siblings Trust for the lease of another medical clinic, which we also use as a backup data center. In December 2004, we purchased this clinic from the Molina Siblings Trust for $1,850. Rental expense for these leases totaled $97, $96, and $367 for the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, minimum future lease payments for the two remaining leased clinics consisted of the following:

Year ending December 31,
2007	$107
2008	107
2009	107
2010	35

Total minimum lease payments	$356

During the second quarter of 2005, we made an equity investment of approximately $1,600 (included in other assets) in a medical service provider that provides certain vision services to our members. Upon the achievement by the medical service provider of certain benchmarks prior to December 31, 2006, we were obligated to invest an additional $1,900. At December 31, 2006, the provider had not attained those benchmarks. No additional investments were made during 2006. We account for this investment under the equity method of accounting as we have an ownership interest in the investee in excess of 20%. At December 31, 2006, we carried this investment at $1,375 as a result of write downs to reflect our pro rata share of the provider’s losses. The investment was reduced by $221 in 2006 and $4 in 2005. Medical service fees paid to this provider totaled $7,862 and $3,440 in 2006 and 2005, respectively.

Effective March 1, 2006, we assumed an office lease from Millworks Capital Ventures with a remaining term of 52 months. Millworks Capital Ventures is owned by John C. Molina, our Chief Financial Officer, and his wife. The monthly base lease payment is approximately $18 and is subject to an annual increase. Based on a market report prepared by an independent realtor, we believe the terms and conditions of the assumed lease are at fair market value. We are currently using the office space under the lease for an office expansion. Payments made under this lease totaled $170 for the year ended December 31, 2006.

We are a party to a fee for service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Amounts paid under the terms of that agreement were $357 and $375 for the years ended December 31, 2006 and 2005, respectively. We believe that the claims submitted to us by Pacific Hospital were reimbursed at prevailing market rates.

Effective June 1, 2006, the Company entered into an additional agreement with Pacific Hospital as part of a capitation arrangement. Under this arrangement, Pacific Hospital will receive a fixed fee from us based on member type. For the year ended December 31, 2006, approximately $1,652 was paid to Pacific Hospital for capitation services. We believe that this agreement with Pacific Hospital is based on prevailing market rates for similar services.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mr. Harvey Fein, our Vice President of Internal Audit, serves on the board of directors of CADRE Funds, the professional portfolio manager of our invested cash and cash equivalents. Mr. Fein has no direct management control over the Company’s funds invested by CADRE Funds.

7. Long-Term Debt

On March 9, 2005, we entered into an amended and restated five-year senior secured credit agreement for a $180,000 revolving credit facility with a syndicate of lenders. The credit facility will be used for working capital and general corporate purposes. This credit facility replaced the $75,000 facility that we entered into on March 19, 2003. We incurred approximately $3,047 in related fees, which were capitalized as deferred financing cost (in other assets) to be amortized over the term of the new credit facility.

The credit facility has a term of five years and all amounts outstanding under the credit facility will be due and payable on March 8, 2010. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the credit facility to up to $200,000.

Borrowings under the credit facility are based, at our election, on the London interbank offered rate, or LIBOR, or the base rate plus an applicable margin. The base rate will equal the higher of Bank of America’s prime rate or 0.5% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the credit facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated EBITDA. The applicable margins range between 1.00% and 1.75% for LIBOR loans and between 0% and 0.75% for base rate loans. The commitment fee ranges between 0.375% and 0.500%. In addition, we are required to pay a fee for each letter of credit issued under the credit facility equal to the applicable margin for LIBOR loans and a customary fronting fee.

Our obligations under the credit facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Michigan, New Mexico, Utah, and Washington HMO subsidiaries.

The amended credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments and fixed charge coverage ratio. The credit agreement also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.00 to 1.00 at any time. At December 31, 2006, we were in compliance with all financial covenants in the credit agreement.

At December 31, 2006 and 2005, amounts outstanding under the credit facility were $45,000 and $0, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, we issued a mortgage note in the amount of $1,302 in connection with the purchase of a medical clinic from a related party (see Note 6. Related Party Transactions). In December 2005, we repaid the note in full.

8. Income Taxes

The provision for income taxes was as follows:

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$24,987	$13,906	$28,635
State	3,143	879	1,102

Total current	28,130	14,785	29,737
Deferred:
Federal	(471)	1,404	1,822
State	(578)	66	353

Total deferred	(1,049)	1,470	2,175

Change in valuation allowance	650	—	—
Total provision for income taxes	$27,731	$16,255	$31,912

A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:

	Year ended December 31,
	2006	2005	2004
Taxes on income at statutory federal tax rate	$25,710	$15,348	$30,691
State income taxes, net of federal benefit	2,097	614	946
Other	(76)	293	275

Reported income tax expense	$27,731	$16,255	$31,912

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

During 2006, 2005, and 2004, tax benefits related to stock option exercises were $1,227, $1,872 and $3,854, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	December 31
	2006	2005
Accrued expenses	$1,388	$1,072
Reserve liabilities	425	158
State taxes	1,005	93
Prepaid expenses	(2,396)	—
Net operating losses	27	75
Other, net	(130)	941
Valuation allowance	(6)	—

Deferred tax asset, net of valuation allowance —current	313	2,339
Net operating losses	819	587
State taxes	437	421
Depreciation and amortization	(9,656)	(6,822)
Deferred compensation	2,329	1,113
Other accrued medical costs	98	97
Other, net	(83)	(192)
Valuation allowance	(644)	—

Deferred tax liability—long term	(6,700)	(4,796)

Net deferred income tax liabilities	$(6,387)	$(2,457)

At December 31, 2006, we had federal and state net operating loss carryforwards of $577 and $7,578, respectively. The federal net operating losses begin expiring in 2011 and state net operating losses begin expiring in 2025. The utilization of the net operating losses is subject to certain limitations under federal and state law.

We determined that, as of December 31, 2006, $650 of deferred tax assets did not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. This valuation allowance primarily relates to the uncertainty of realizing certain state net operating loss carryforwards. In the future, if we determine that the realization of the net operating losses is more likely than not, the reversal of the related valuation allowance will reduce the provision for income taxes.

During 2006, $4,147 of deferred tax liabilities were established for certain acquired intangible assets in connection with the purchase of all of the outstanding stock of HCLB (Cape Health Plan). Under purchase accounting, the intangible assets were recorded at fair market value. For tax purposes, the intangible assets were recorded at carry-over basis. Therefore, the basis difference was recorded as deferred tax liabilities which increased goodwill.

9. Employee Benefits

We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plan totaled $2,540, $1,633 and $1,387 in the years ended December 31, 2006, 2005, and 2004, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Leases

We lease office space, clinics, equipment, and automobiles under agreements that expire at various dates through 2018. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases (including related parties) consist of the following approximate amounts:

Year ending December 31,
2007	$13,137
2008	12,966
2009	12,069
2010	10,883
2011	10,135
Thereafter	43,830

Total minimum lease payments	$103,020

Rental expense related to these leases totaled $12,193, $9,505 and $7,416 for the years ended December 31, 2006, 2005, and 2004, respectively.

Employment Agreements

During 2001 and 2002, we entered into employment agreements with three current executives with initial terms of one to three years, subject to automatic one-year extensions thereafter. In most cases, should the executive be terminated without cause or resign for good reason before a Change of Control, as defined, we will pay one year’s base salary and Target Bonus for the year of termination, in addition to full vesting of 401(k) employer contributions and stock options, and continued health and welfare benefits for the earlier of 18 months or the date the executive receives substantially similar benefits from another employer. If any of the executives are terminated for cause, no further payments are due under the contracts.

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

Securities Class Action. Beginning on July 27, 2005, a series of securities class action complaints were filed in the United States District Court for the Central District of California on behalf of persons who acquired our common stock between November 3, 2004 and July 20, 2005. The class action complaints purported to allege

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims for alleged violations of the Securities Exchange Act of 1934 arising out of our issuance and subsequent revision of earnings guidance for the 2005 fiscal year. The class action complaints were consolidated into a single consolidated action, Case No. CV 05-5460 GPS (SHx) (the “Class Action”), and a lead plaintiff was appointed. On December 11, 2006, Molina Healthcare, Inc., J. Mario Molina, John C. Molina, and Joseph W. White, the defendants in the Class Action, and PACE Industry Union-Management Pension Fund, the lead plaintiff, filed a Joint Stipulation of Voluntary Dismissal Pursuant to Federal Rule of Civil Procedure 41(a) (the “Dismissal Stipulation”). The Dismissal Stipulation provided for the immediate dismissal with prejudice of the Class Action against the defendants as to the lead plaintiff, thereby ending the Class Action. The defendants did not make any payment to the lead plaintiff or any other party in connection with the Dismissal Stipulation, and each party agreed to bear its own costs and attorneys’ fees arising from the Class Action. The Dismissal Stipulation followed the District Court’s Order on November 17, 2006, pursuant to which the District Court granted the defendants’ motion to dismiss the lead plaintiff’s consolidated complaint without prejudice. Under Federal Rule of Civil Procedure 41(a), the Dismissal Stipulation became immediately effective upon its filing with the court.

Derivative Action. On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of Molina Healthcare, Inc. against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402, arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the Class Action. As a result of the final disposition of the Class Action, the Los Angeles Superior Court has scheduled a hearing for April 27, 2007 on the Demurrer filed by Molina Healthcare. Discovery in the Derivative Action is stayed pending the court’s ruling on the Demurrer. The Derivative Action is in the early stages, and no prediction can be made as to the outcome.

Arbitration with Tenet Hospital. In July 2004, our California HMO received a demand for arbitration from USC/Tenet Hospital, or Tenet, seeking damages of approximately $4,500 involving certain disputed medical claims. In September 2004, Tenet amended its demand to join additional Tenet hospital claimants and to increase its damage claim to approximately $8,000. The parties agreed to conduct the arbitration in two phases. The first phase of the arbitration, comprising approximately $3,000 of the total demand, concluded in December 2005. At that time, Tenet was awarded approximately $1,700 by the arbitrator. Our California HMO paid the award in January 2006. This amount is in addition to approximately $330 our California HMO had paid earlier in the fourth quarter of 2005 to settle a portion of the claims included in the first phase of the arbitration. At December 31, 2005, our California HMO had recorded $2,000 of additional expense beyond the amount of $2,030 referenced above in connection with this matter. The final phase of the arbitration was settled during the third quarter of 2006. In connection with that settlement, our California HMO paid Tenet $2,000. As a result, the Tenet matter is now resolved.

Malpractice Action. On February 1, 2007, a complaint was filed in the Superior Court of the State of California for the County of Riverside by plaintiff Staci Robyn Ward through her guardian ad litem, Case No. 465374. The complaint purports to allege claims for medical malpractice against several unaffiliated physicians, medical groups, and hospitals, including Molina Medical Centers and one of its physician employees. The plaintiff alleges that the defendants failed to properly diagnose her medical condition which has resulted in her severe and permanent disability. The proceeding is in the early stages, and no prediction can be made as to the outcome.

Antelope Valley. On May 1, 2006, Antelope Valley Healthcare District (“Antelope Valley”) filed a complaint in Los Angeles County Superior Court against our California HMO, Case No. BC351590. To date, our

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants (the “HMOs”), including Cimarron Health Plan, the predecessor of our New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery is currently underway. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order to indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, approximately $4,100 remains in the indemnification escrow fund.

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

Various providers have contacted us seeking additional compensation for claims that we believe to have been settled. These matters, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Subscriber Group Claims

The United States Office of Personnel Management (OPM) contacted our New Mexico HMO in June 2005 seeking repayment of approximately $3,800 in premiums paid by OPM on behalf of Federal employees for the

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years 1999, 2000, and 2002, plus approximately $500 in interest. OPM asserted that, during the years in question, it did not receive rate discounts equivalent to the largest discount given by the New Mexico HMO for Similar Sized Subscriber Groups as required by the New Mexico HMO’s agreement with OPM. In consultation with its external actuaries, our New Mexico HMO responded to OPM asserting that, based upon its analysis, no funds were owed to OPM. Following further discussions of the parties regarding the three plan years at issue, the parties agreed that our New Mexico HMO owed OPM only $340 for the plan year of 2002, plus $69 in accrued interest. The parties agreed that no amounts were owed for the plan years of 1999 or 2000. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to our New Mexico HMO, an indemnification escrow account was established and funded with $6 million in order to indemnify our New Mexico HMO against the costs of such liabilities. The escrow account paid the full $409 amount due to OPM on February 26, 2007.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our HMO subsidiaries operating in California, Michigan, New Mexico, Ohio, Texas, Washington and Utah. Our Indiana HMO no longer has any membership effective January 1, 2007 as a result of contract terminations with the state. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of loans, advances or cash dividends was $236,800 at December 31, 2006 and $155,900 at December 31, 2005. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, Indiana, New Mexico, Ohio, Texas, Washington and Utah have adopted these rules, which may vary from state to state. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.

As of December 31, 2006, our HMOs had aggregate statutory capital and surplus of approximately $243,622, compared with the required minimum aggregate statutory capital and surplus of approximately $150,700. All of our HMOs were in compliance with the minimum capital requirements at December 31, 2006. We have the ability and commitment to provide additional capital to each of our HMOs when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

11. Stock Plans

In 2002, we adopted the 2002 Equity Incentive Plan (2002 Plan), which provides for the granting of stock options, restricted stock, performance shares, and stock bonus awards to the company’s officers, employees, directors, consultants, advisors, and other service providers. The 2002 Plan was effective upon the effectiveness of our initial public offering of common stock in July of 2003. The 2002 Plan originally allowed for the issuance of 1,600,000 shares of common stock, of which up to 600,000 shares may be issued as restricted stock. Beginning January 1, 2004, and each year thereafter, shares eligible for issuance automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis, unless the board of directors provides for a smaller increase. Awards were first made under the 2002 Plan during 2004.

Stock options are granted with an exercise price equal to the fair value of shares at the grant date. Our vesting requirements for stock options vary from immediate vesting to up to three years vesting in equal annual installments. Restricted stock awards are granted with a fair value equal to the market price of our common stock

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the date of grant. Our vesting provisions for restricted stock awards vary from immediate vesting to up to five years vesting in equal annual installments. The stock option shares carry a maximum term of up to ten years from the grant date. Compensation expense is recorded on a straight-line basis over the vesting period.

Through December 31, 2005, we accounted for stock-based compensation under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Pro forma information regarding net income (loss) and earnings (loss) per share, as presented in Note 2, “Significant Accounting Policies,” is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement upon its initial effective date. The fair value for these options was estimated at the date of grant using a minimum value option-pricing model for grants made prior to our initial public offering in July 2003 and a Black-Scholes option-pricing model for grants made subsequent to our initial public offering.

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. During the year ended December 31, 2006, we issued options to purchase 347,202 shares at a market value of $10,056 on the grant date. Also during the year ended December 31, 2006, we awarded stock grants for 65,376 shares with a market value at the date of grant of $2,249. During 2006, we recognized $5,505 in compensation expense in connection with stock and stock option grants issued in 2006 and for all unvested awards granted prior to the effective date of SFAS 123(R).

During the year ended December 31, 2005, we issued options to purchase 125,600 shares at a market value of $2,695 on the grant date. Also during the year ended December 31, 2005, we awarded stock grants for 77,930 shares with a market value at the date of grant of $3,395. During 2005, we recognized $1,283 in compensation expense in connection with stock grants issued in 2005 and 2004.

During the year ended December 31, 2004, we issued options to purchase 302,200 shares at a market value of $3,960 on the grant date. Also during the year ended December 31, 2004, we awarded stock grants for 51,000 shares with a market value at the date of grant of $1,908. During 2004, we recognized $179 in compensation expense in connection with stock grants issued in 2004.

In July 2002, we adopted the 2002 Employee Stock Purchase Plan (Purchase Plan) which provides for the issuance of up to 600,000 common shares. The Purchase Plan was effective upon the effectiveness of our initial public offering of common stock in July of 2003. Beginning January 1, 2004, and each year thereafter, shares eligible for issuance automatically increase by 1% of total outstanding capital stock, but in no event shall the total number of shares of common stock reserved for issuance exceed 2.2 million shares. During each six-month offering period, eligible employees may purchase common shares at 85% of the lower of the fair value of a share of common stock on either the first or last trading day of the offering period. Each eligible employee is limited to a maximum purchase of $25 (as measured by the fair value of the stock acquired) per year through payroll deductions. Shares issued pursuant to the Purchase Plan during the years ended December 31, 2006, 2005 and 2004 were 44,412; 36,213 and 37,050, respectively.

The following table illustrates the components of our stock-based compensation expense (net of tax) as reported in the Consolidated Statements of Income:

	Year ended December 31,
	2006	2005	2004
Stock options and Purchase Plan	$2,020	$—	$—
Stock grants	1,404	795	112

Total stock-based compensation expense	$3,424	$795	$112

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Year ended December 31,
	2006	2005	2004
Risk-free interest rate	4.54%	4.11%	4.15%
Expected volatility	53.1%	53.2%	51.2%
Expected option life (in years)	6	5	5
Expected dividend yield	0%	0%	0%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase our common stock. The expected option life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. There were no material changes made to the methodology used to determine the assumptions during 2006.

Stock option activity for the year ended December 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2005	651,047	$20.99
Granted	347,202	28.96
Exercised	(158,869)	9.77
Forfeited	(49,415)	36.48

Stock options outstanding at December 31, 2006	789,965	$25.78	7.65	$6,589

Stock options exercisable at December 31, 2006	326,653	$18.99	6.15	$4,898

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$2.00 – $4.50	124,922	4.37	$3.98	124,922	$3.98
$16.98 – $25.33	211,804	6.99	24.01	144,810	23.43
$27.49 – $28.66	308,764	9.08	28.62	3,333	27.49
$29.17 – $48.35	144,475	8.41	41.14	53,588	41.44

$2.00 – $48.35	789,965	7.65	$25.78	326,653	$18.99

As of December 31, 2006, the aggregate intrinsic value of our outstanding stock options was $6,589 with a weighted average remaining contractual term of 7.65 years. The weighted-average fair value of options granted for the years ended December 31, 2006, 2005 and 2004 were $16.01, $21.45 and $13.10, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 amounted to $3,812, $6,182 and $11,705, respectively. The total fair value of restricted shares vested during the years ended December 31, 2006, 2005 and 2004 was $1,993, $723 and $30, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-vested restricted stock activity for the year ended December 31, 2006 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance as of December 31, 2005	100,497	$41.71
Granted	65,376	34.33
Vested	(55,440)	37.35
Forfeited	(8,675)	44.48

Non-vested balance as of December 31, 2006	101,758	$39.10

As of December 31, 2006, there was $7,300 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of two years.

12. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005.

	For the quarter ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Premium revenue	$449,294	$479,823	$512,080	$543,912
Operating income	14,154	21,741	20,458	19,458
Income before income taxes	13,740	21,164	19,813	18,741
Net income	8,590	13,152	12,341	11,644
Net income per share:
Basic	$0.31	$0.47	$0.44	$0.41

Diluted	$0.31	$0.47	$0.44	$0.41

	For the quarter ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Premium revenue	$392,187	$401,915	$425,943	$419,839
Operating income (loss) (a)	24,094	(6,773)	10,881	17,578
Income (loss) before income taxes	23,805	(7,591)	10,300	17,337
Net income (loss)	14,759	(4,706)	6,811	10,732
Net income (loss) per share:
Basic	$0.53	$(0.17)	$0.25	$0.39

Diluted	$0.53	$(0.17)	$0.24	$0.38

(a)	During the second quarter of 2005, we experienced a sharp and unexpected increase in claims expense. Approximately $13.4 million of the increase in claims expense was for adverse out-of-period claims development, substantially all of which related to the first quarter of 2005. The effect of this item was to reduce second quarter earnings per diluted share by $0.30.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Financial Information of Registrant

Following are the condensed balance sheets of the Registrant as of December 31, 2006 and 2005, and the statements of income and cash flows for each of the three years in the period ended December 31, 2006.

Condensed Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$17,398	$2,736
Investments	17,215	25,723
Deferred income taxes	39	80
Due from affiliates	9,592	15,276
Income tax receivable	—	4,973
Prepaid and other current assets	6,739	7,298

Total current assets	50,983	56,086
Property and equipment, net	30,134	21,232
Investment in subsidiaries	391,694	292,074
Deferred income taxes	1,683	—
Advances to related parties and other assets	12,350	7,463

Total assets	$486,844	$376,855

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$17,826	$10,196

Total current liabilities	17,826	10,196
Deferred income taxes, long-term	—	295
Long-term debt, less current maturities	45,000	—
Other long-term liabilities	3,852	3,514

Total liabilities	66,678	14,005
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding:—28,119,026 shares at December 31, 2006 and 27,792,360 shares at December 31, 2005	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	173,990	162,693
Accumulated other comprehensive loss, net of tax	(337)	(629)
Retained earnings	266,875	221,148
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	420,166	362,850

Total liabilities and stockholders’ equity	$486,844	$376,855

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Operations

	Year ended December 31,
	2006	2005	2004
Revenue:
Management fees	$120,036	$81,694	$52,039
Other operating revenue	144	139	134
Investment income	1,361	1,436	1,753

Total revenue	121,541	83,269	53,926
Expenses:
Medical care costs	20,764	16,455	12,063
General and administrative expenses	91,347	61,111	32,569
Depreciation and amortization	10,162	6,169	3,681

Total expenses	122,273	83,735	48,313

Operating income (loss)	(732)	(466)	5,613
Other income (expense):
Interest expense	(2,239)	(1,426)	(1,013)
Other, net	—	—	544

Total other expense	(2,239)	(1,426)	(469)

Income (loss) before income taxes and equity in net income of subsidiaries	(2,971)	(1,892)	5,144
Income tax (benefit) expense	(610)	502	931

Net income (loss) before equity in net income of subsidiaries	(2,361)	(2,394)	4,213
Equity in net income of subsidiaries	48,088	29,990	51,560

Net income	$45,727	$27,596	$55,773

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004
Operating activities
Cash provided by operating activities	$24,205	$6,709	$11,492
Investing activities
Net dividends from and capital contributions to subsidiaries	(51,260)	1,110	(21,694)
Purchases of investments	(20,613)	(17,772)	(383,246)
Sales and maturities of investments	29,181	42,119	417,681
Cash paid in purchase transactions	—	(10,827)	(76,403)
Purchases of equipment	(17,723)	(11,960)	(9,429)
Changes in amounts due to and due from affiliates	5,684	(7,482)	272
Change in other assets and liabilities	(2,996)	(451)	2,625

Net cash used in investing activities	(57,727)	(5,263)	(70,194)
Financing activities
Issuance of common stock	—	—	47,282
Issuance (repayment) of mortgage note	—	(1,302)	1,302
Payment of credit facility fees	(459)	(3,530)	—
Borrowings under credit facility	50,000	3,100	—
Repayments under facility	(5,000)	(3,100)	—
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	1,227	—	—
Proceeds from exercise of stock options and employee stock purchases	2,416	1,872	2,500

Net cash provided by financing activities	48,184	(2,960)	51,084

Net (decrease) increase in cash and cash equivalents	14,662	(1,514)	(7,618)
Cash and cash equivalents at beginning of year	2,736	4,250	11,868

Cash and cash equivalents at end of year	$17,398	$2,736	$4,250

Supplemental cash flow information
Cash (received) paid during the year for:
Income taxes	$(7,721)	$5,918	$(1,520)
Interest	2,154	1,520	1,013
Schedule of non-cash investing and financing activities:
Change in unrealized gain (loss) on investments	$60	$(73)	$(147)
Deferred income taxes	(40)	46	33

Net unrealized gain (loss) on investments	$20	$(27)	$(114)

Accrual of software license fees	$2,375	$—	$—

Accrual of equipment	$945	$—	$—

Value of stock issued for employee compensation earned in the previous year	$2,178	$—	$—

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

Note B—Transactions with Subsidiaries

The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2006, 2005, and 2004 for these services totaled $120,036, $81,694 and $52,039, respectively, which are included in operating revenue.

The Registrant and its subsidiaries are included in the consolidated federal and state income tax returns filed by the Registrant. Income taxes are allocated to each subsidiary in accordance with an intercompany tax allocation agreement. The agreement allocates income taxes in an amount generally equivalent to the amount which would be expensed by the subsidiary if it filed a separate tax return. Net operating loss benefits are paid to the subsidiary by the Registrant to the extent such losses are utilized in the consolidated tax returns.

Note C—Capital Contribution and Dividends

During 2006, 2005, and 2004, the Registrant received dividends from its subsidiaries totaling $22,500, $29,000, and $4,850, respectively. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries.

During 2006, 2005, and 2004, the Registrant made capital contributions to certain subsidiaries totaling $73,760, $27,890, and $26,544 respectively, primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries.

Note D—Related Party Transactions

During the second quarter of 2005 the Registrant made an equity investment of approximately $1,600 (included in other assets) in a medical service provider that provides certain vision services to our members. Upon the achievement by the medical service provider of certain benchmarks prior to December 31, 2006, the Registrant was obligated to invest an additional $1,900. At December 31, 2006, the provider had not attained

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those benchmarks. No additional investments were made during 2006. The Registrant accounts for this investment under the equity method of accounting as it has an ownership interest in the investee in excess of 20%. At December 31, 2006, the Registrant carried this investment at $1,375 as a result of write downs to reflect its pro rata share of the provider’s losses. The investment was reduced by $221 in 2006 and $4 in 2005. Medical service fees paid to this provider by subsidiaries of the Registrant totaled $7,862 and $3,440 in 2006 and 2005, respectively.

Effective March 1, 2006, the Registrant assumed an office lease from Millworks Capital Ventures with a remaining term of 52 months. Millworks Capital Ventures is owned by John C. Molina, its Chief Financial Officer, and his wife. The monthly base lease payment is approximately $18 and is subject to an annual increase. Based on a market report prepared by an independent realtor, the Registrant believes the terms and conditions of the assumed lease are at fair market value. The Registrant is currently using the office space under the lease for an office expansion. Payments made under this lease totaled $170 for the year ended December 31, 2006.

The Registrants’s California HMO subsidiary is a party to a fee for service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Amounts paid under the terms of that agreement were $357.4 and $374.6 for the years ended December 31, 2006 and 2005, respectively. We believe that the claims submitted to us by Pacific Hospital were reimbursed at prevailing market rates.

Effective June 1, 2006, the Registrant’s California HMO subsidiary entered into an additional agreement with Pacific Hospital as part of a capitation arrangement. Under this arrangement, Pacific Hospital will receive a fixed fee from us based on member type. For the year ended December 31, 2006, approximately $1,652 was paid to Pacific Hospital for capitation services. We believe that this agreement with Pacific Hospital is based on prevailing market rates for similar services.

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

In December 2004, the Registrant issued a mortgage note in the amount of $1,302 in connection with the purchase of a medical clinic from a related party, the Molina Siblings Trust. This facility also serves as the Registrant’s backup data center. Total purchase price for the facility was $1,850. In December 2005, the Registrant repaid the note in full.

Mr. Harvey Fein, the Registrant’s Vice President of Internal Audit, serves on the board of directors of CADRE Funds, the professional portfolio manager of our invested cash and cash equivalents. Mr. Fein has no direct management control over the Company’s funds invested by CADRE Funds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures: Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, and to process, summarize and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls: There were no changes in our internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP; the independent registered public accounting firm who also audited the company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the company’s internal control over financial reporting appears on the page immediately following.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Molina Healthcare, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Molina Healthcare, Inc. (the company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Molina Healthcare, Inc. and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 9, 2007

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2007 Annual Meeting of Stockholders under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers,” and will also appear in our Proxy Statement. Such portion of the Proxy Statement is incorporated herein by reference.

(c) Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2007 Annual Meeting of Stockholders under “Information About Corporate Governance—Director Candidates”, “Information About Corporate Governance—Board and Committee Meetings” and “Information About Corporate Governance—Audit Committee.” These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2007 Annual Meeting of Stockholders under “Information About Executive Compensation.” This portion of the Proxy Statement is incorporated herein by reference. The sections entitled “Compensation Committee Report” in our 2007 Proxy Statement are not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2007 Annual Meeting of Stockholders under “Information About Stock Ownership” and “Equity Compensation Plan Information.” These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2007 Annual Meeting of Stockholders under “Related Party Transactions.” This portion of our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2007 Annual Meeting of Stockholders under “Disclosure of Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—At December 31, 2006 and 2005

Consolidated Statements of Operations—Years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

Reference is made to the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2007.

MOLINA HEALTHCARE, INC.

By:	/S/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D. Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH M. MOLINA, M.D. Joseph M. Molina, M.D.	Director, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2007

/S/ JOHN C. MOLINA, J.D. John C. Molina, J.D.	Director, Executive Vice President, Financial Affairs, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2007

/S/ JOSEPH W. WHITE, CPA, MBA Joseph W. White, CPA, MBA	Vice President, Accounting (Principal Accounting Officer)	March 14, 2007

/S/ JOHN P. SZABO John P. Szabo	Director	March 14, 2007

/S/ CHARLES Z. FEDAK, CPA, MBA Charles Z. Fedak, CPA, MBA	Director	March 14, 2007

/S/ SALLY K. RICHARDSON Sally K. Richardson	Director	March 14, 2007

/S/ RONNA ROMNEY Ronna Romney	Director	March 14, 2007

/S/ FRANK E. MURRAY, M.D. Frank E. Murray, M.D.	Director	March 14, 2007

/S/ STEVEN ORLANDO, CPA Steven Orlando, CPA	Director	March 14, 2007

/S/ WAYNE LOWELL, CPA, MBA Wayne Lowell, CPA, MBA	Director	March 14, 2007

INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002.

3.2	Amended and Restated Bylaws	Filed as Exhibit 3.4 to registrant’s Form S-1/A filed March 11, 2003.

10.1	2000 Omnibus Stock and Incentive Plan	Filed as Exhibit 10.12 to registrant’s Form S-1 filed December 30, 2002.

10.2	2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant’s Form S-1 filed December 30, 2002.

10.3	Form of Stock Option Agreement under 2002 Equity Incentive Plan	Filed herewith.

10.4	2002 Employee Stock Purchase Plan	Filed as Exhibit 10.14 to registrant’s Form S-1 filed December 30, 2002.

10.5	2005 Molina Deferred Compensation Plan adopted November 6, 2006.	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed November 9, 2006.

10.6	2005 Incentive Compensation Plan	Filed as Appendix A to registrant’s Proxy Statement filed March 28, 2005.

10.7	Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.

10.8	Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.

10.9	Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.

10.10	Employment Agreement with J. Mario Molina, M.D. dated January 2, 2002.	Filed as Exhibit 10.7 to registrant’s Form S-1 filed December 30, 2002.

10.10.1	Amendment to Employment Agreement with J. Mario Molina dated	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed August 8, 2006.

10.11	Employment Agreement with John C. Molina dated January 1, 2002.	Filed as Exhibit 10.8 to registrant’s Form S-1 filed December 30, 2002.

10.12	Employment Agreement with Mark L. Andrews dated December 1, 2001.	Filed as Exhibit 10.9 to registrant’s Form S-1 filed December 30, 2002.

10.13	Change in Control Agreement dated June 15, 2006 with Terry Bayer.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 16, 2006.

10.14	Form of Indemnification Agreement	Filed herewith.

Number	Description	Method of Filing
10.15	Health Services Agreement between Foundation Health and Molina Medical Centers dated February 1, 1996.	Filed as Exhibit 10.2 to registrant’s Form S-1 filed December 30, 2002.

10.15.1	Amendment to Health Services Agreement effective October 1, 2002 between Foundation Health and Molina Medical Centers dated February 1, 1996.	Filed as Exhibit 10.18 to registrant’s Form S-1/A filed June 3, 2003.

10.15.2	Amendment to Health Services Agreement effective October 1, 2002 between Foundation Health and Molina Medical Centers dated February 1, 1996.	Filed as Exhibit 10.19 to registrant’s Form S-1/A filed June 3, 2003.

10.15.3	Amendment to Health Services Agreement effective October 28, 2003 between Foundation Health and Molina Medical Centers dated February 1, 1996.	Filed as Exhibit 10.18 to registrant’s Form 10-K filed February 20, 2004.

10.16	Two Plan Model Medi-Cal contract for Riverside and San Bernardino Counties (Inland Empire) with California Department of Health Services	Filed herewith.

10.17	Medi-Cal contract for San Diego Geographic Managed Care Program with California Department of Health Services	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.

10.18	Contract Extension between Molina Healthcare of Michigan, Inc. and State of Michigan Department of Management and Budget effective as of October 1, 2006.	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed November 9, 2006.

10.19	Contract Extension between Molina Healthcare of Michigan, Inc. and State of Michigan Department of Management and Budget effective as of October 1, 2006.	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed November 9, 2006.

10.20	Medicaid Managed Care Services Agreement between Molina Healthcare of New Mexico, Inc. and State of New Mexico Human Services Department	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.

10.21	Ohio Medicaid Medical Assistance Provider Agreement for CFC Eligible Population with Ohio Department of Job and Family Services	Filed herewith.

10.22	Ohio Medicaid Medical Assistance Provider Agreement for Aged, Blind & Disabled with Ohio Department of Job and Family Services	Filed herewith.

10.23	Medicaid Contract with Texas Health & Human Services Commission	Filed herewith.

10.24	Utah Medicaid Contract with Utah Department of Health	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 8, 2006.

10.25	Basic Health Plan and Basic Health Plus Program contract with Washington State Health Care Authority (HCA).	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed May 10, 2006.

Number	Description	Method of Filing
10.26	Healthy Options Program (including Medicaid and SCHIP) contract with State of Washington Department of Social and Health Services	Filed as Exhibit 10.2 to registrant’s Form filed May 10, 2006.

10.27	Common form of Medicare Advantage Special Needs Plan Contract for California, Michigan, Utah, and Washington health plans.	Filed herewith.

10.28	Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare, Inc., as the Borrower, certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed March 10, 2005.

10.28.1	First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of October 5, 2005, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed October 13, 2005.

10.28.2	Second Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of November 6, 2006, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed November 9, 2006.

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Registered Independent Public Accounting Firm	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.