Form 10-Q
period 2007-03-31
MOLINA HEALTHCARE INC
filed 2007-05-07
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-31719

Molina Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4204626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Golden Shore Drive, Long Beach, California (Address of principal executive offices)	90802 (Zip Code)

(562) 435-3666
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of May 6, 2007, was 28,224,855.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION

Item 1:  Financial Statements.

MOLINA HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Amounts in thousands, except share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$419,967	$403,650
Investments	83,090	81,481
Receivables	107,993	110,835
Income tax receivable	3,400	7,960
Deferred income taxes	720	313
Prepaid expenses and other current assets	11,512	9,263

Total current assets	626,682	613,502
Property and equipment, net	42,465	41,903
Goodwill and intangible assets, net	139,877	143,139
Restricted investments	23,354	20,154
Receivable for ceded life and annuity contracts	32,138	32,923
Other assets	12,521	12,854

Total assets	$877,037	$864,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$280,188	$290,048
Deferred revenue	35,339	18,120
Accounts payable and accrued liabilities	55,538	46,725

Total current liabilities	371,065	354,893
Long-term debt	30,000	45,000
Deferred income taxes	3,303	6,700
Liability for ceded life and annuity contracts	32,138	32,923
Other long-term liabilities	8,416	4,793

Total liabilities	444,922	444,309
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 28,198,876 shares at March 31, 2007 and 28,119,026 shares at December 31, 2006	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	176,675	173,990
Accumulated other comprehensive loss	(219)	(337)
Retained earnings	276,021	266,875
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	432,115	420,166

Total liabilities and stockholders’ equity	$877,037	$864,475

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
	(Amounts in thousands, except per share data)
	(Unaudited)

Revenue:
Premium revenue	$556,235	$449,294
Investment income	6,668	4,082

Total revenue	562,903	453,376
Expenses:
Medical care costs:
Medical services	110,891	74,858
Hospital and specialty services	308,142	262,870
Pharmacy	57,444	45,519

Total medical care costs	476,477	383,247
General and administrative expenses	63,388	51,213
Depreciation and amortization	6,443	4,762

Total expenses	546,308	439,222

Operating income	16,595	14,154
Other expense:
Interest expense	(1,125)	(414)

Total other expense	(1,125)	(414)

Income before income taxes	15,470	13,740
Income tax expense	5,878	5,150

Net income	$9,592	$8,590

Net income per share:
Basic	$0.34	$0.31

Diluted	$0.34	$0.31

Weighted average shares outstanding:
Basic	28,152	27,855

Diluted	28,275	28,141

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
	(Unaudited)

Operating activities
Net income	$9,592	$8,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,443	4,762
Amortization of capitalized credit facility fees	251	211
Deferred income taxes	(2,999)	(1,835)
Stock-based compensation	1,867	1,227
Changes in operating assets and liabilities:
Receivables	2,842	(3,352)
Prepaid expenses and other current assets	(2,249)	706
Medical claims and benefits payable	(9,860)	18,225
Deferred revenue	17,219	5,445
Accounts payable and accrued liabilities	8,452	391
Income taxes	4,346	6,602

Net cash provided by operating activities	35,904	40,972
Investing activities
Purchases of equipment	(3,645)	(3,663)
Purchases of investments	(12,825)	(34,015)
Sales and maturities of investments	11,402	35,739
(Increase) decrease in restricted cash	(3,200)	37
Increase (decrease) in other long-term liabilities	3,177	(66)
Increase in other assets	(314)	(997)

Net cash used in investing activities	(5,405)	(2,965)
Financing activities
Repayment of amounts borrowed under credit facility	(15,000)	—
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	428	467
Proceeds from exercise of stock options and employee stock purchases	390	670

Net cash (used in) provided by financing activities	(14,182)	1,137

Net increase in cash and cash equivalents	16,317	39,144
Cash and cash equivalents at beginning of period	403,650	249,203

Cash and cash equivalents at end of period	$419,967	$288,347

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$553	$1

Interest	$1,203	$414

Schedule of non-cash investing and financing activities:
Change in unrealized loss (gain) on investments	$186	$(23)
Deferred taxes	(68)	4

Change in net unrealized loss (gain) on investments	$118	$(19)

Value of stock issued for employee compensation earned in previous year	$—	$2,178

Cumulative effect of adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$446	—

Deferred tax asset related to business purchase	$873	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share data)
(Unaudited)
March 31, 2007

1.	The Reporting Entity

Molina Healthcare, Inc. (the Company) is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other government-sponsored programs for low-income families and individuals. Beginning in January 1, 2006, we began to serve a very small number of our members who are eligible to receive health care benefits under both the Medicaid and the Medicare programs — members who are commonly known as “dual eligibles.” We operate our business through wholly owned subsidiaries licensed as health maintenance organizations, or HMOs, in the states of California, Indiana (through December 31, 2006), Michigan, New Mexico, Ohio, Texas, Utah, and Washington.

Our Texas HMO began serving members in September 2006. The Medicaid contract of our Indiana HMO expired without renewal on December 31, 2006, and that health plan is currently winding up its operations.

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

The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2006. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2006 audited consolidated financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our December 31, 2006 audited financial statements.

The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated results of income for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2007.

Stock-Based Compensation

At March 31, 2007, we had two stock-based employee compensation plans: the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan is frozen. The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified prospective method.

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The related expenses for the fair value of stock grants were charged to general and administrative expenses. Total stock-based compensation expense (net of tax) for the three months ended March 31, 2007 and 2006 are summarized below:

	Three Months Ended
	March 31,
	2007	2006

Stock options (including shares issued under our employee stock purchase plan)	$519	$509
Stock grants	639	257

Total stock-based compensation expense, net of tax	$1,158	$766

Stock option activity during the three months ended March 31, 2007 is summarized below:

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
		Exercise	Intrinsic	Term
	Shares	Price	Value	(Years)

Outstanding as of December 31, 2006	789,965	$25.78
Granted	220,350	31.34
Exercised	(60,000)	6.44
Forfeited	(34,017)	29.19

Outstanding as of March 31, 2007	916,298	$28.26	$3,815	8.18

Exercisable as of March 31, 2007	430,169	$23.93	$3,447	6.98

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2007	2006

Risk-free interest rate	4.5%	4.5%
Expected volatility	48.8%	53.2%
Expected option life (in years)	6.12	6.00
Expected dividend yield	None	None

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase our common stock. The expected option life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. There were no material changes made to the methodology used to determine the assumptions during the first quarter of 2007.

The weighted-average fair value of options granted during the three months ended March 31, 2007 and 2006 were $16.51 and $12.72, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 amounted to $1,515 and $1,255, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of restricted shares granted during the three months ended March 31, 2007 and 2006 was $4,629 and $207, respectively. The total fair value of restricted shares vested during the three months ended March 31, 2007 and 2006 was $611 and $111, respectively. Non-vested restricted stock and restricted stock unit activity for the three months ended March 31, 2007 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested balance as of December 31, 2006	101,758	$39.10
Granted	147,750	31.33
Vested	(19,850)	37.01
Forfeited	(2,360)	44.29

Non-vested balance as of March 31, 2007	227,298	$34.18

As of March 31, 2007, there was $13,813 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of two years.

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	March 31,
	2007	2006

Shares outstanding at the beginning of the period	28,119,000	27,792,000
Weighted average number of shares issued for stock options, stock grants and employee stock purchases	33,000	63,000

Denominator for basic earnings per share	28,152,000	27,855,000
Dilutive effect of employee stock options and restricted stock	123,000	286,000

Denominator for diluted earnings per share	28,275,000	28,141,000

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company collects premium taxes from various states on premium revenue, which are accounted for on a gross basis. Premium taxes included in premium revenue totaled $19.1 million and $12.8 million for the three months ended March 31, 2007 and 2006, respectively. Premium taxes are included in “General and administrative expense” in our Condensed Consolidated Statements of Income.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and disclosure for

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation the Company recognized a $446 increase to liabilities for uncertain tax positions of which the entire increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, the Company had $4,355 of total gross unrecognized tax benefits including accrued interest. Of this total, $1,524 (net of federal benefit of state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future period. As of March 31, 2007, the Company had $4,142 of total gross unrecognized tax benefits of which $1,524 (net of federal benefit of state issues) represents the amount of unrecognized tax benefits that, if recognized, could favorably affect the effective income tax rate in any future period.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2006 and March 31, 2007, the Company had accrued cumulative $384 and $397 (before federal and state tax benefit), respectively, for the payment of interest and penalties.

During the three months ended March 31, 2007, the Company settled an examination by the Internal Revenue Service (“IRS”) in connection with certain tax positions taken by a subsidiary that was acquired in 2006. As the result of this audit, the Company reduced its FIN 48 liability by $213 which included interest of $33.

The Company was previously audited in a state jurisdiction for certain refund claims filed based on additional state tax credits identified for years between 1998 and 2001. The audit is currently under state administrative review and the Company believes that the audit is going to be settled within the next 12 months. If the audit is finalized, the Company believes that the settlement will result in reduction of credits between $300 to $400. The Company has previously reserved for the estimated amount of reduction.

The Company is subject to taxation in the United States and various states. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examination by tax authorities for tax years before 2002.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not have, nor are believed by management will have, a material impact on our present or future consolidated financial statements.

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary for the periods indicated were:

	March 31,	December 31,
	2007	2006

California HMO	$24,346	$32,404
Utah HMO	46,041	46,570
Ohio HMO	22,333	11,611
Washington HMO	6,504	7,447
Others	8,769	12,803

Total receivables	$107,993	$110,835

Substantially all receivables due our California HMO at March 31, 2007 and December 31, 2006 were collected in April 2007 and January of 2007, respectively.

Our agreement with the state of Utah calls for the reimbursement of our Utah HMO for medical costs incurred in serving our members, plus an administrative fee of 9% of such medical costs, plus a portion of any cost savings realized, if any, as measured against a fee for service Medicaid model. Our Utah HMO bills the state of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the state of Utah includes: 1) amounts billed to the state for actual paid health care claims plus administrative fees; 2) amounts estimated to be due under the savings sharing provision of the agreement; and 3) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid.

The receivable due our Ohio HMO is primarily related to payments for medical services paid on behalf of a capitated provider group. Our agreement with that group calls for us to pay for certain medical services incurred by the group’s members, and then to deduct the amount of such payments from the monthly capitation paid to the group. This receivable also includes an estimate of our liability for claims incurred by members of this group for which we have not made payment. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our Condensed Consolidated Balance Sheets.

4.	Other Assets

Other assets include an investment in a vision services provider (see 7. Related Party Transactions), deferred financing costs associated with our secured credit agreement, and certain investments held in connection with our deferred employee compensation program. A liability approximately equal to the assets held in connection with our deferred employee compensation program is included in other long-term liabilities.

5.	Long-Term Debt

On March 9, 2005, we entered into an amended and restated secured credit agreement with a syndicate of lenders providing for a $180,000 revolving credit facility with a five-year maturity. The credit facility is used for working capital and general corporate purposes. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the credit facility to up to $200,000.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt to consolidated EBITDA. The applicable margins range between 1.00% and 1.75% for LIBOR loans and between 0% and 0.75% for base rate loans. The commitment fee ranges between 0.375% and 0.500%. In addition, we are required to pay a fee for each letter of credit issued under the credit facility equal to the applicable margin for LIBOR loans and a customary fronting fee.

Our obligations under the credit facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Michigan, New Mexico, Ohio, Utah, and Washington HMO subsidiaries.

The amended credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and our fixed charge coverage ratio. The credit agreement also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.00 to 1.00 at any time. At March 31, 2007, we were in compliance with all financial covenants in the credit agreement.

During the first quarter of 2007, we repaid $15,000 of our borrowings under the credit facility. At March 31, 2007 and December 31, 2006, the amounts outstanding under the credit facility were $30,000 and $45,000, respectively.

6.	Commitments and Contingencies

Legal

The health care industry is subject to numerous federal, state, and local laws and regulations. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Violations of these laws and regulations can result in significant fines and penalties, exclusion from participating in publicly-funded programs, and the repayment of previously billed and collected revenues.

Derivative Action.  On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of Molina Healthcare, Inc. against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402, arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the securities class action lawsuit that had been filed against the Company in late July 2005 in the United States District Court for the Central District of California, Case No. CV 05-5460 GPS (SHx), which lawsuit also arose out of the Company’s announcement of its guidance for the 2005 fiscal year (the “Federal Class Action”). The Federal Class Action was dismissed with prejudice and without liability in November 2006. As a result of the final disposition of the Federal Class Action, the Los Angeles Superior Court scheduled a hearing for April 24, 2007 on the Demurrer filed by the Company, which hearing was later re-scheduled to June 21, 2007. Discovery in the Derivative Action is stayed pending the court’s ruling on the Company’s Demurrer. No prediction can be made at this time as to the outcome of the Derivative Action.

Malpractice Action.  On February 1, 2007, a complaint was filed in the Superior Court of the State of California for the County of Riverside by plaintiff Staci Robyn Ward through her guardian ad litem, Case No. 465374. The complaint purports to allege claims for medical malpractice against Molina Medical Centers and one of its physician employees, as well as three hospitals, two physician groups, and three doctors. The plaintiff alleges that the defendants failed to properly diagnose her medical condition which has resulted in her severe and permanent disability. The proceeding is in the early stages, and no prediction can be made as to the outcome.

Starko.  Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants, including Cimarron Health Plan, the predecessor of our New Mexico HMO. The plaintiffs assert that NMHSD and the defendant HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery is currently underway. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to our New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order to indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, approximately $4,100 remains in the indemnification escrow fund.

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

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our HMO subsidiaries operating in California, Michigan, New Mexico, Ohio, Texas, Washington, and Utah. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of cash dividends, loans, or advances, was $232,600 at March 31, 2007 and $236,800 at December 31, 2006. The National Association of Insurance Commissioners, or NAIC, adopted model rules effective December 31, 1998, which, if implemented by a state, set new minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. Indiana, Michigan, New Mexico, Ohio, Texas, Utah, and Washington have adopted these rules, although the rules as adopted may vary somewhat from state to state. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.

As of March 31, 2007, our HMOs had aggregate statutory capital and surplus of approximately $250,477, compared to the required minimum aggregate statutory capital and surplus of approximately $146,100. All of our HMOs were in compliance with the minimum capital requirements at March 31, 2007. We have the ability and commitment to provide additional capital to each of our HMOs when necessary to ensure that they continue to meet statutory and regulatory capital requirements.

MOLINA HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Related Party Transactions

Effective March 1, 2006, we assumed an office lease from Millworks Capital Ventures with a remaining term of 52 months. Millworks Capital Ventures is owned by John C. Molina, our chief financial officer, and his wife. The monthly base lease payment is approximately $18 and is subject to an annual increase. Based on a market report prepared by an independent realtor, we believe the terms and conditions of the assumed lease are at fair market value. We are currently using the office space under the lease for an office expansion. Payment made under this lease totaled $75 and $0 for the three months ended March 31, 2007 and March 31, 2006, respectively.

We are a party to a fee for service agreement with Pacific Hospital of Long Beach. Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by Dr. Martha Bernadett, our Executive Vice President, Research and Development, and her husband. We believe that the claims submitted to us by Pacific Hospital were reimbursed at prevailing market rates. Effective June 1, 2006, the Company entered into an additional agreement with Pacific Hospital as part of a capitation arrangement. Under this arrangement, Pacific Hospital receives a fixed fee from us based on member type. Amounts paid under the terms of both agreements were $1,114 and $136 for the three months ended March 31, 2007 and March 31, 2006, respectively.

Other assets at March 31, 2007 included an equity investment of approximately $1,400 in a vision services provider that provides medical services to the Company’s members. Payments to the vision services provider were $2,799 and $1,463 for the three months ended March 31, 2007 and March 31, 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information made available below and elsewhere in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will” and similar expressions. These statements include, without limitation, statements about our anticipated financial performance, our market opportunity, our growth strategy, competition, expected activities, future acquisitions and investments, and the adequacy of our available cash resources. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

•	Uncertainty regarding our ability to control our medical costs and other operating expenses.

•	Uncertainty regarding our ability to accurately estimate incurred but not reported medical care costs.

•	Our dependence upon a relatively small number of government contracts and subcontracts for our revenue.

•	Uncertainty regarding our ability to renew our government contracts.

•	Government efforts to limit Medicaid and SCHIP expenditures.

•	Uncertainty regarding high dollar or “catastrophic” claims.

•	Changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations, including the recently enacted citizenship certification requirements.

•	Difficulties we encounter in managing, integrating, and securing our information systems.

•	Difficulties we encounter in executing our acquisition strategy, including obtaining the necessary government approvals and integrating our acquisitions.

•	Ineffective management of our growth.

•	The superior financial resources of our competitors, particularly those which also provide commercial health insurance.

•	Restrictions and covenants in our credit facility that may impede our ability to make or finance acquisitions and declare dividends.

•	The implementation of rate increases.

•	Uncertainty regarding our ability to enter into more favorable provider contracts.

•	Risks associated with our start-up health plans, in particular our rapidly growing Ohio and Texas HMOs and our Medicare Advantage special needs plans.

•	Uncertainty regarding membership eligibility processes and methodologies.

•	Our dependence upon key employees.

•	Our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California.

•	The existence of state regulations that impair our ability to upstream cash from our subsidiaries.

•	Demographic changes or unexpected changes in utilization patterns.

•	Inherent uncertainties involving pending legal or administrative proceedings.

•	Difficulties in determining the appropriate premium rates for populations transitioning from fee-for-service programs into managed care.

•	Uncertainties in realizing the expected cost savings of transitioning fee-for-service members into managed care due to difficulties in educating members and providers about appropriate managed care practices.

•	Previously unmet needs of members transitioning from fee for service into managed care.

•	Administrative costs incurred at our start-up health plans prior to the full assignment of membership to those plans.

Investors should refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of certain risk factors which could materially affect our business, financial condition, or future results. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.

This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis appearing in our Report on Form 10-K for the year ended December 31, 2006.

Overview

Our financial performance in the first quarter of 2007 as compared to our financial performance in the first quarter of 2006 may be briefly summarized, respectively in each case, as follows:

•	Earnings per diluted share of $0.34 as compared to $0.31;

•	Premium revenue of $556.2 million as compared to $449.3 million;

•	Operating income of $16.6 million as compared to $14.2 million;

•	Net income of $9.6 million as compared to $8.6 million;

•	Medical care ratio of 85.7% as compared to 85.3%;

•	G&A expenses as a percentage of total revenue of 11.3% as compared to 11.3%; and

•	Total membership at quarter-end of 1,074,000 members as compared to 918,000.

Revenue

Premium revenue is fixed in advance of the periods covered and is not generally subject to significant accounting estimates. For the three months ended March 31, 2007, we received approximately 90.9% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations for whom we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs periodically adjust premium rates. The amount of these premiums may vary substantially between states and among various government programs. PMPM premiums for members of the State Children’s Health Insurance Program, or SCHIP, are generally among the Company’s lowest, with rates as low as approximately $75 PMPM in California and Utah. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population — the Medicaid group that includes most mothers and children — PMPM premiums range between approximately $90 in California to a high of approximately $200 in Ohio. Among our Medicaid Aged, Blind and Disabled (ABD) membership, PMPM premiums range from approximately $320 in California to over $1,000 in New Mexico. Medicare revenue is approximately $1,200 PMPM. Approximately 4.1% of our premium revenue in the three months ended March 31, 2007 was realized under a Medicaid cost plus reimbursement agreement that our Utah plan has with that state. We also received approximately 4.9% of our premium revenue for the three months ended March 31, 2007 in the form of birth income (a one-time payment for the delivery of a child) from the Medicaid programs in Michigan, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs. Other revenues from savings sharing and fee-for-service clinic income contributed the remaining 0.1% of our premium revenue.

Certain components of premium revenue are subject to accounting estimates. Chief among these are Utah savings share revenue and premium revenue that must be returned to the State of New Mexico if we fail to spend a minimum percentage of premium revenue on certain defined medical care costs.

We have estimated the amount that we believe we will recover under our savings share plan with the State of Utah based on the information we have to date and our interpretation of our contract with the state. The state may not agree with our interpretation of the contract language, and the ultimate amount of savings share revenue that we realize may be subject to negotiation with the state. At March 31, 2007, we have recorded approximately $4.3 million in receivables associated with the Utah savings share plan. When additional information is known, or agreement is reached with the state regarding the appropriate savings share payment amount, we will adjust the amount of savings share revenue recorded in our financial statements.

Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain defined medical care costs. At March 31, 2007, we have recorded a payable to the state of approximately $11.5 million under our interpretation the terms of this contract provision. Any change to the terms of this provision, including revisions to the definitions of premium revenue or medical care costs, the period of time over which the minimum percentage is measured, or the percentage of revenue required to be spent on the defined medical care costs, may trigger a change in this amount.

Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate number of members by state as of the dates indicated.

	As of		As of	As of
	March 31,		December 31,	March 31,
Market	2007		2006	2006

California	294,000		300,000	312,000
Michigan	221,000		228,000	143,000
New Mexico	65,000		65,000	59,000
Ohio	127,000		76,000	27,000
Texas	31,000		19,000	N/A	(2)
Utah	49,000		52,000	61,000
Washington	287,000		281,000	288,000

Subtotal	1,074,000		1,021,000	890,000
Indiana	N/A	(1)	56,000	28,000

Total	1,074,000		1,077,000	918,000

(1)	The Company’s Indiana health plan ceased serving members effective January 1, 2007.

(2)	The Company’s Texas health plan commenced operations in September 2006.

The following table details member months (defined as the aggregation of each month’s ending membership for the period) by state for the periods indicated:

	Three Months Ended
	March 31,				% of Increase
	2007		2006		(Decrease)

California	886,000		947,000		(6.4)%
Michigan	669,000		431,000		55.2%
New Mexico	192,000		178,000		7.9%
Ohio	340,000		48,000		608.3%
Texas	66,000		N/A	(2)	N/A
Utah	151,000		181,000		(16.6)%
Washington	856,000		868,000		(1.4)%

Subtotal	3,160,000		2,653,000		19.1%
Indiana	N/A	(1)	79,000		N/A

Total	3,160,000		2,732,000		15.7%

(1)	The Company’s Indiana health plan ceased serving members effective January 1, 2007.

(2)	The Company’s Texas health plan commenced operations in September 2006.

Expenses

Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, costs. Our results of operations are impacted by our ability to manage effectively expenses related to health care services and to predict accurately costs incurred.

Expenses related to medical care services include two components: direct medical expenses and medically-related administrative costs. Direct medical expenses include, for example, payments to physicians, hospitals, and providers of ancillary medical services, such as pharmacy, laboratory, and radiology services. Medically-related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, member services, and compliance. Salary and benefit costs are a substantial portion of these expenses. For the three months ended March 31, 2007 and March 31, 2006, medically-related administrative costs, included in “Medical services” in our Condensed Consolidated Statements of Income, constituted approximately 3% of premium revenue. Approximately one-third of medically related administrative costs are reported as expenses of our corporate parent, Molina Healthcare, Inc.

Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitation basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. All capitation expenses are recorded as “Medical services” in our Condensed Consolidated Statements of Income.

Those primary care physicians and specialists not paid on a capitation basis are paid on a fee-for-service basis. In addition, specialists and hospitals are paid for the most part on a fee-for-service basis. Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including per diem amounts, on the basis of diagnostic-related groups or DRGs, percent of billed charges, case rates, and capitation. We also have stop-loss agreements with the hospitals with which we contract. Under fee-for-service arrangements, we retain the financial responsibility for medical care provided at discounted payment rates. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. For the three months ended March 31, 2007, approximately

81.0% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis.

Medical care costs and medical claims and benefits payable are based upon actual historical experience and estimates of medical expenses incurred but not reported, or IBNR. We estimate our IBNR monthly based on a number of factors, including prior claims experience, health care service utilization data, cost trends, product mix, seasonality, prior authorization of medical services, and other factors. As part of this review, we also consider uncertainties related to fluctuations in provider billing patterns, claims payment patterns, membership, and medical cost trends. We include loss adjustment expenses in the recorded claims liability. We continually review and update the estimation methods and the resulting reserves. Many of our medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation, leading to potential misstatement of some costs in the period in which they are first recorded. Estimates are adjusted monthly as more information becomes available. Any adjustments to reserves are reflected in current operations. We employ our own actuaries and engage the service of independent actuaries as needed. We believe that our process for estimating IBNR is adequate, but all estimates are subject to uncertainties and, on occasion in the past, our actual medical care costs have exceeded such estimates. If our estimated IBNR is less than our actual medical care costs in the future, our results of operations would be negatively impacted. Additionally, if we are unable to accurately estimate IBNR, our ability to take timely corrective actions may be affected, further exacerbating the extent of the negative impact on our results of operations.

G&A costs are largely comprised of wage and benefit costs related to our employee base, premium taxes, and other administrative expenses. Some G&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration, and provider relations. Included in G&A expenses are premium taxes for the California HMO (beginning July 2005), the Michigan HMO, the New Mexico HMO, the Ohio HMO, the Texas HMO (beginning September 2006), and the Washington HMO.

Results of Operations

The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium revenue earned and the cost of health care.

	Three Months Ended
	March 31,
	2007	2006

Premium revenue	98.8%	99.1%
Investment income	1.2%	0.9%

Total revenue	100.0%	100.0%

Medical care ratio	85.7%	85.3%
General and administrative expense ratio, excluding premium taxes	7.9%	8.5%
Premium taxes included in general and administrative expenses	3.4%	2.8%

Total general and administrative expense ratio	11.3%	11.3%

Operating income	2.9%	3.1%
Net income	1.7%	1.9%

The following summarizes premium revenue, medical care costs, medical care ratio and premium taxes by health plan for the three months ended March 31, 2007 and March 31, 2006 (PMPM amounts are in whole dollars):

	Three Months Ended March 31, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Total

California	$92,932	$104.89	$76,324	$86.14	82.1%	$3,030
Michigan	123,766	185.06	104,601	156.40	84.5%	7,509
New Mexico	57,193	297.61	49,219	256.12	86.1%	2,216
Ohio	74,944	220.37	69,262	203.66	92.4%	3,372
Texas	14,456	218.47	13,348	201.73	92.3%	257
Utah	30,927	205.63	28,466	189.27	92.0%	—
Washington	161,982	189.20	131,259	153.32	81.0%	2,684
Other	35	—	3,998	—	—	33

Total	$556,235	$176.04	$476,477	$150.80	85.7%	$19,101

	Three Months Ended March 31, 2006
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Total

California	$93,539	$98.73	$78,062	$82.39	83.5%	$3,027
Michigan	77,708	180.29	59,902	138.98	77.1%	4,741
New Mexico	55,580	312.27	47,638	267.65	85.7%	1,877
Ohio	10,111	211.23	9,037	188.79	89.4%	456
Utah	43,847	242.13	39,805	219.81	90.8%	—
Washington	154,908	178.48	132,144	152.26	85.3%	2,704
Indiana	13,551	172.50	12,032	153.17	88.8%	—
Other	50	—	4,627	—	—	—

Total	$449,294	$164.46	$383,247	$140.29	85.3%	$12,805

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Income

Net income for the quarter ended March 31, 2007 was $9.6 million, or $0.34 per diluted share, compared to net income of $8.6 million, or $0.31 per diluted share, for the quarter ended March 31, 2006.

Premium Revenue

Premium revenue in the first quarter of 2007 was $556.2 million, an increase of $106.9 million, or 23.8%, over premium revenue in the first quarter of 2006 of $449.3 million. The increase in premium revenue in the first quarter of 2007 was driven by increased membership in our Ohio and Texas start-up health plans and by the acquisition of Cape Health Plan in Michigan effective May 15, 2006. Our Ohio health plan contributed $74.9 million in premium revenue in the first quarter of 2007, an increase of $64.8 million from a year ago. Our Texas health plan, which commenced operations in September 2006, contributed $14.5 million in premium revenue in the first quarter of 2007. The premium revenue from our Michigan health plan increased $46.1 million due primarily to the acquisition of Cape Health Plan. Our Indiana health plan, where we ceased serving members effective January 1, 2007, contributed no premium revenue in the first quarter of 2007 and $13.6 million in premium revenue in the first quarter of 2006. Medicare revenue was $9.0 million and $5.4 million for the quarters ended March 31, 2007 and 2006, respectively.

Investment Income

Investment income during the first quarter of 2007 totaled $6.7 million as compared to $4.1 million in the first quarter of 2006, an increase of $2.6 million as a result of higher invested balances and higher rates of return.

Medical Care Costs

Medical care costs as a percentage of premium revenue (the medical care ratio) increased to 85.7% in the first quarter of 2007 from 85.3% in the first quarter of 2006. Sequentially, our overall medical care ratio increased from 85.1% in the fourth quarter of 2006, an increase that reflects the regular seasonal fluctuation in medical care costs we have experienced in the past and expected to occur in the quarter.

The medical care ratios reported by our Ohio and Texas start-up health plans in the first quarter of 2007 were 92.4% and 92.3%, respectively. These medical care ratios, which are substantially higher than those historically experienced by our Company as a whole, were consistent with our expectations. We continue to believe that the medical care ratio for our Ohio health plan will decrease as a result of growth in membership in lower cost regions of that state, and that the medical care ratio in Texas will improve as members are more fully transitioned into a managed care environment.

Excluding our Ohio and Texas start-up health plans and our now non-operating Indiana health plan, our medical care ratio of 84.4% during the first quarter of 2007 represents a decrease from the medical care ratio of 85.1% in the first quarter of 2006, and a slight increase from the sequential medical care ratio of 84.1% in the fourth quarter of 2006.

Our health plans in California and Washington reported lower medical care ratios in the first quarter of 2007 when compared to the same period in 2006, while our Michigan health plan reported an increase in its medical care ratio.

Our California health plan’s medical care ratio declined to 82.1% in the first quarter of 2007 compared to 83.5% in the first quarter of 2006 and 89.3% in the fourth quarter of 2006. Our California health plan benefited from a modest rate increase of approximately 2.5% between the fourth quarter of 2006 and the first quarter of 2007, and lower medical costs resulting from efforts to renegotiate provider contracts that were undertaken in the second half of 2006.

Our Washington health plan reported a decrease in its medical care ratio to 81.0% in the first quarter of 2007 compared to 85.3% in the first quarter of 2006, principally due to lower hospital and specialty costs. Our Washington health plan’s medical care ratio increased from 79.5% in the fourth quarter of 2006, a pattern consistent with past seasonal fluctuations.

Our Michigan health plan reported an increase in its medical care ratio to 84.5% in the first quarter of 2007 compared to 77.1% in the first quarter of 2006 and 78.7% for the fourth quarter of 2006. The higher medical care ratio is due to the inclusion of Cape Health Plan membership in the first quarter results and higher primary care capitation rates.

Days in claims payable were 54 days at March 31, 2007, 57 days at December 31, 2006, and 57 days at March 31, 2006. We have previously disclosed our expectation that days in claims payable would decline as we began paying claims associated with our Ohio and Texas start-up health plans that previously had been reported as part of our incurred but not reported claims liability. Additionally, the run out of our Indiana health plan’s claims liability and a shift to capitation contracts (which constituted 18.5% of medical costs in the first quarter of 2007 and 14.6% of medical costs in the first quarter of 2006) also lowered days in claims payable.

General and Administrative Expenses

General and administrative expenses were $63.4 million in the first quarter of 2007 as compared to $51.2 million in the first quarter of 2006, representing 11.3% of total revenue for both periods.

Core G&A expenses (defined as G&A expenses less premium taxes) increased $5.9 million in the first quarter of 2007 compared to the first quarter of 2006, but decreased as a percentage of revenue to 7.9% from 8.5% in the first quarter of 2006. The decline in Core G&A as a percentage of total revenue is consistent with our previously stated expectation that Core G&A would be flat in 2007 on a per member per month basis but would decline as a percentage of revenue.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.7 million compared to the first quarter of 2006. Depreciation expense increased by $0.7 million in the first quarter of 2007 due to investments in infrastructure. Amortization expense increased by $1.0 million in the first quarter of 2007, primarily due to intangible assets associated with the Cape Health Plan acquisition in Michigan.

Interest Expense

Interest expense in the first quarter of 2007 increased by $0.7 million compared to the first quarter of 2006 principally due to increased borrowings.

Income Taxes

Income taxes were recognized in the first quarter of 2007 based upon an effective tax rate of 38.0% as compared to an effective tax rate of 37.5% in the first quarter of 2006. The increase in the effective tax rate in the first quarter of 2007 was due to an increase in that portion of our net income earned by subsidiaries that are subject to state income tax, coupled with the dilution of economic development credits in California due to a larger pretax income in the first quarter of 2007.

Liquidity and Capital Resources

We generate cash from premium revenue and investment income. Our primary uses of cash include the payment of expenses related to medical care services and G&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets. At March 31, 2007, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. At March 31, 2007, our investments (all of which were classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Two professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the three months ended March 31, 2007 and 2006 was approximately 5.2% and 4.4%, respectively.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities.

Cash provided by operating activities for the quarter ended March 31, 2007 was $35.9 million. For the same period in 2006, cash provided by operating activities was $41.0 million. Net income, increased deferred revenue at the Company’s Ohio health plan, and the timing of payments for accrued liabilities were the primary sources of cash provided by operating activities. Medical claims liabilities of the Indiana health plan, which had no membership effective January 1, 2007, declined by $15.9 million between December 31, 2006 and March 31, 2007. Absent the Indiana claims run-out, medical claims liabilities increased by $6.1 million during the quarter.

During the first quarter of 2007, the Company repaid $15.0 million owed under its $180 million credit facility. At March 31, 2007, the Company owed $30.0 million under the facility.

At March 31, 2007, we had working capital of $255.6 million compared to $258.6 million at December 31, 2006. At March 31, 2007 and December 31, 2006, cash and cash equivalents were $420.0 million and $403.7 million, respectively. At March 31, 2007 and December 31, 2006, investments (all classified as current assets) were $83.1 million and $81.5 million, respectively. At March 31, 2007, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $21.0 million. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

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

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our seven HMO subsidiaries operating in California, Michigan, New Mexico, Ohio, Texas, Utah, and Washington. The HMOs are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our HMOs.

The National Association of Insurance Commissioners, or NAIC, has established model rules which, if adopted by a particular state, set minimum capitalization requirements for HMOs and other insurance entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which vary slightly from state to state, have been adopted in Indiana, Michigan, New Mexico, Ohio, Texas, Utah, and Washington. California has not adopted RBC rules and has not given notice of any intention to do so. The RBC rules, if adopted by California, may increase the minimum capital required by that state.

At March 31, 2007, our HMOs had aggregate statutory capital and surplus of approximately $250.5 million, compared to the required minimum aggregate statutory capital and surplus of approximately $146.1 million. All of our HMOs were in compliance with the minimum capital requirements at March 31, 2007. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2007.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2006, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report other than the repayment of $15 million on our credit facility during the first quarter of 2007.

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

The following table reflects the change in our estimate of claims liability as of March 31, 2007 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding March 31, 2007 by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Our acquisition of Cape Health Plan, effective May 15, 2006, is excluded from these calculations because our statements of income only include Cape Health Plan since the acquisition date. Dollar amounts are in thousands.

Increase (Decrease) in
(Decrease) Increase in	Medical Claims and
Estimated Completion Factors	Benefits Payable

(3)%	$18,810
(2)%	12,540
(1)%	6,270
1%	(6,270)
2%	(12,540)
3%	(18,810)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based upon trended per member per month (PMPM) cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of March 31, 2007 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Cape Health Plan, which was acquired on May 15, 2006, is included in these calculations. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended per Member	Medical Claims and
per Month Cost Estimates	Benefits Payable

(3)%	$(10,431)
(2)%	(6,954)
(1)%	(3,477)
1%	3,477
2%	6,954
3%	10,431

Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNR at March 31, 2007, net income for the three months ended March 31, 2007 would increase or decrease by approximately $3.9 million, or $0.14 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNR at March 31, 2007, net income for the three months ended March 31, 2007 would increase or decrease by approximately $2.2 million, or $0.08 per diluted share, net of tax.

The following table shows the components of the change in medical claims and benefits payable for the three months ended March 31, 2007 and 2006. Dollar amounts are in thousands.

	Three Months Ended March 31,
	2007	2006

Balances at beginning of period	$290,048	$217,354
Components of medical care costs related to:
Current year	511,279	407,847
Prior years	(34,802)	(24,600)

Total medical care costs	476,477	383,247
Payments for medical care costs related to:
Current year	293,106	218,890
Prior years	193,231	146,132

Total paid	486,337	365,022

Balances at end of period	$280,188	$235,579

Days in claims payable	54	57
Number of members at end of period	1,074,000	918,000
Number of claims in inventory at end of period	271,000	288,000
Billed charges of claims in inventory at end of period	$263,000	$276,000
Claims in inventory per member at end of period	0.25	0.31

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

As of March 31, 2007, we had cash and cash equivalents of $420.0 million, investments of $83.1 million, and restricted investments of $23.4 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. At March 31, 2007, our investments (all of which were classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the condensed consolidated balance sheet. Declines in interest rates over time will reduce our investment income.

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

Changes in Internal Control Over Financial Reporting:  There has been no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Violations of these laws and regulations can result in significant fines and penalties, exclusion from participating in publicly-funded programs, and the repayment of previously billed and collected revenues.

Derivative Action.  On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of Molina Healthcare, Inc. against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402, arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the securities class action lawsuit that had been filed against the Company in late July 2005 in the United States District Court for the Central District of California, Case No. CV 05-5460 GPS (SHx), which lawsuit also arose out of the Company’s announcement of its guidance for the 2005 fiscal year (the “Federal Class Action”). The Federal Class Action was dismissed with prejudice and without liability in November 2006. As a result of the final disposition of the Federal Class Action, the Los Angeles Superior Court scheduled a hearing for April 24, 2007 on the Demurrer filed by the Company, which hearing was later re-scheduled to June 21, 2007. Discovery in the Derivative Action is stayed pending the court’s ruling on the Company’s Demurrer. No prediction can be made at this time as to the outcome of the Derivative Action.

Malpractice Action.  On February 1, 2007, a complaint was filed in the Superior Court of the State of California for the County of Riverside by plaintiff Staci Robyn Ward through her guardian ad litem, Case No. 465374. The complaint purports to allege claims for medical malpractice against Molina Medical Centers and one of its physician employees, as well as three hospitals, two physician groups, and three doctors. The plaintiff alleges that the defendants failed to properly diagnose her medical condition which has resulted in her severe and permanent disability. The proceeding is in the early stages, and no prediction can be made as to the outcome.

Starko.  Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants, including Cimarron Health Plan, the predecessor of our New Mexico HMO. The plaintiffs assert that NMHSD and the defendant HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery is currently underway. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order to indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, approximately $4,100 remains in the indemnification escrow fund.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

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

Dated: May 7, 2007

/s/  JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 7, 2007

EXHIBIT INDEX

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