Form 10-Q
period 2007-06-30
MOLINA HEALTHCARE INC
filed 2007-08-07
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-31719

Molina Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4204626 (I.R.S. Employer Identification No.)

One Golden Shore Drive, Long Beach, California (Address of principal executive offices)	90802 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of August 3, 2007, was 28,291,647.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements.
MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Amounts in thousands, except share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$471,502	$403,650
Investments	78,492	81,481
Receivables	106,309	110,835
Income tax receivable	2,515	7,960
Deferred income taxes	2,708	313
Prepaid expenses and other current assets	10,616	9,263

Total current assets	672,142	613,502
Property and equipment, net	45,503	41,903
Goodwill and intangible assets, net	137,274	143,139
Restricted investments	23,480	20,154
Receivable for ceded life and annuity contracts	31,400	32,923
Other assets	12,926	12,854

Total assets	$922,725	$864,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$303,239	$290,048
Deferred revenue	44,325	18,120
Accounts payable and accrued liabilities	51,815	46,725

Total current liabilities	399,379	354,893
Long-term debt	30,000	45,000
Deferred income taxes	3,576	6,700
Liability for ceded life and annuity contracts	31,400	32,923
Other long-term liabilities	9,723	4,793

Total liabilities	474,078	444,309
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 28,284,263 shares at June 30, 2007 and 28,119,026 shares at December 31, 2006	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	179,815	173,990
Accumulated other comprehensive loss	(141)	(337)
Retained earnings	289,335	266,875
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	448,647	420,166

Total liabilities and stockholders’ equity	$922,725	$864,475

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Amounts in thousands, except net income per share) (Unaudited)
Revenue:
Premium revenue	$607,127	$479,823	$1,163,362	$929,117
Investment income	6,761	4,811	13,429	8,893

Total revenue	613,888	484,634	1,176,791	938,010
Expenses:
Medical care costs:
Medical services	117,317	86,020	228,208	160,878
Hospital and specialty services	336,587	267,689	644,729	530,559
Pharmacy	62,961	48,006	120,405	93,525

Total medical care costs	516,865	401,715	993,342	784,962
General and administrative expenses	67,208	56,308	130,596	107,521
Depreciation and amortization	6,749	4,870	13,192	9,632
Impairment charge on purchased software	782	—	782	—

Total expenses	591,604	462,893	1,137,912	902,115

Operating income	22,284	21,741	38,879	35,895
Other expense:
Interest expense	(725)	(577)	(1,850)	(991)

Total other expense	(725)	(577)	(1,850)	(991)

Income before income taxes	21,559	21,164	37,029	34,904
Income tax expense	8,245	8,012	14,123	13,162

Net income	$13,314	$13,152	$22,906	$21,742

Net income per share:
Basic	$0.47	$0.47	$0.81	$0.78

Diluted	$0.47	$0.47	$0.81	$0.77

Weighted average shares outstanding:
Basic	28,233	27,947	28,192	27,901

Diluted	28,343	28,270	28,309	28,207

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
	(Unaudited)
Operating activities
Net income	$22,906	$21,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,192	9,632
Amortization of capitalized credit facility fees	475	429
Deferred income taxes	(4,763)	(2,483)
Stock-based compensation	3,644	2,747
Changes in operating assets and liabilities:
Receivables	4,526	(6,208)
Prepaid expenses and other current assets	(1,353)	3,098
Medical claims and benefits payable	13,191	9,919
Deferred revenue	26,205	—
Accounts payable and accrued liabilities	4,736	(2,922)
Income taxes	5,232	2,634

Net cash provided by operating activities	87,991	38,588
Investing activities
Purchases of equipment	(10,440)	(7,333)
Purchases of investments	(42,816)	(57,737)
Sales and maturities of investments	46,117	66,476
(Increase) decrease in restricted cash	(3,326)	940
Net cash acquired in purchase transactions	—	5,820
Increase in other long-term liabilities	4,484	106
Increase in other assets	(864)	(1,070)

Net cash (used in) provided by investing activities	(6,845)	7,202
Financing activities
Borrowings under credit facility	—	20.000
Repayment of amounts borrowed under credit facility	(15,000)	(5,000)
Payment of credit facility fees	(475)	—
Repurchase and retirement of common stock	(117)	—
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	642	653
Proceeds from exercise of stock options and employee stock purchases	1,656	1,472

Net cash (used in) provided by financing activities	(13,294)	17,125

Net increase in cash and cash equivalents	67,852	62,915
Cash and cash equivalents at beginning of period	403,650	249,203

Cash and cash equivalents at end of period	$471,502	$312,118

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$9,715	$12,411

Interest	$2,041	$1,055

Schedule of non-cash investing and financing activities:
Change in unrealized loss (gain) on investments	$312	$(128)
Deferred taxes	(116)	43

Change in net unrealized loss (gain) on investments	$196	$(85)

Value of stock issued for employee compensation earned in previous year	$—	$2,178

Details of acquisitions:
Fair value of assets acquired	$—	$86,003
Less cash acquired in purchase transaction	—	(49,820)
Deferred taxes	—	(42,003)

Change in net unrealized loss (gain) on investments	$—	$(5,820)

Cumulative effect of adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$446	—

Deferred tax asset related to business purchase	$873	$—

Accrual for capital expenditures	$354	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
(Unaudited)
June 30, 2007
1. The Reporting Entity
     Molina Healthcare, Inc. (the Company) is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid, the State Children’s Health Insurance Program, or SCHIP, and other government-sponsored health care programs for low-income families and individuals. Beginning on January 1, 2006, we began to serve a very small number of our members who are eligible to receive health care benefits under both the Medicaid and the Medicare programs — members who are commonly known as “dual eligibles.” We operate our business through wholly owned corporate subsidiaries licensed as health maintenance organizations, or HMOs, in the states of California, Indiana (through December 31, 2006), Michigan, New Mexico, Ohio, Texas, Utah, and Washington. We serve a very small number (less than ten) of dual eligible members in Nevada from our Utah health plan.
     Our Texas HMO began serving members in September 2006. The Medicaid contract of our Indiana HMO expired without renewal on December 31, 2006, and that health plan is currently winding up its operations.
     On May 18, 2006, we completed our acquisition of HCLB, Inc., the parent company of Cape Health Plan, Inc. which is a Michigan-licensed HMO based in Southfield, Michigan (Cape). At the time of the acquisition, Cape served approximately 90,000 Medicaid members primarily in Southeast Michigan. The acquisition was deemed effective May 15, 2006 for accounting purposes. Accordingly, the results of operations for Cape Health Plan are included in the consolidated financial statements for the periods following May 15, 2006. Effective December 31, 2006, we merged Cape Health Plan into Molina Healthcare of Michigan, Inc.
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
Stock-Based Compensation
     At June 30, 2007, we had two stock-based employee compensation plans: the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan has been frozen since 2003. The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified prospective method.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The related expenses for the fair value of stock grants were charged to general and administrative expenses. Total stock-based compensation expense (net of tax) for the three months and six months ended June 30, 2007 and 2006 are summarized below:

	Three Months Ended		Six Months
	June 30,		Ended June 30,
	2007	2006	2007	2006
Stock options (including shares issued under our employee stock purchase plan)	$567	$572	$1,086	$1,081
Stock grants	534	373	1,173	630

Total stock-based compensation expense, net of tax	$1,101	$945	$2,259	$1,711

     Stock option activity during the six months ended June 30, 2007 is summarized below:

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
		Exercise	Intrinsic	Term
	Shares	Price	Value	(Years)
Outstanding as of December 31, 2006	789,965	$25.78
Granted	242,250	31.38
Exercised	(111,923)	8.95
Forfeited	(51,484)	29.94

Outstanding as of June 30, 2007	868,808	$29.26	$2,798	8.09

Exercisable as of June 30, 2007	387,078	$25.93	$2,447	6.91

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.70%	5.00%	4.52%	4.54%
Expected volatility	48.74%	51.6%	48.77%	53.1%
Expected option life (in years)	6.12	6.00	6.12	6.00
Expected dividend yield	None	None	None	None
     The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase our common stock. The expected option life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. There were no material changes made to the methodology used to determine the assumptions during the second quarter of 2007.
     The weighted-average fair value of options granted during the three and six months ended June 30, 2007 were $16.96 and $16.54, respectively. The weighted-average fair value of options granted during the three and six months ended June 30, 2006 were $16.55 and $12.87, respectively.
     The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 amounted to $1,043 and $2,558, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 amounted to $614 and $1,869, respectively.
     The total fair value of restricted shares granted during the three and six months ended June 30, 2007 was $1,919 and $6,548, respectively. The total fair value of restricted shares granted during the three and six months ended June 30, 2006 were $1,452 and $1,659, respectively.
     The total fair value of restricted shares vested during the three and six months ended June 30, 2007 was $375 and $986, respectively. The total fair value of restricted shares vested during the three and six months ended June 30, 2006 was $470 and $581, respectively.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Non-vested restricted stock and restricted stock unit activity for the six months ended June 30, 2007 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested balance as of December 31, 2006	101,758	$39.10
Granted	207,600	31.54
Vested	(32,049)	35.77
Forfeited	(13,510)	33.70

Non-vested balance as of June 30, 2007	263,799	$33.84

     As of June 30, 2007, there was $14,361 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of two years.
Earnings Per Share
     The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Shares outstanding at the beginning of the period	28,199,000	27,935,000	28,119,000	27,792,000
Weighted average number of shares issued for stock options, stock grants, and employee stock purchases	34,000	12,000	74,000	109,000

Denominator for basic earnings per share	28,233,000	27,947,000	28,193,000	27,901,000
Dilutive effect of employee stock options and restricted stock	110,000	323,000	116,000	306,000

Denominator for diluted earnings per share	28,343,000	28,270,000	28,309,000	28,207,000

Assets Impairment Charge
     During the second quarter of 2007, an impairment charge of $782 was recorded related to commercial software no longer used for operations. No such charge occurred in the second quarter of 2006.
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company collects premium taxes from various states on premium revenue, which are accounted for on a gross basis. Premium taxes included in premium revenue totaled $20.1 million and $14.4 million for the three months ended June 30, 2007 and 2006, respectively. Premium taxes included in premium revenue totaled $39.2 million and $27.2 million for the six months ended June 30, 2007 and 2006, respectively. Premium taxes are included in “General and administrative expense” in our Condensed Consolidated Statements of Income.
     On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation the Company recognized a $446 increase to liabilities for uncertain tax positions of which the entire increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, the Company had $4,355 of total gross unrecognized tax benefits including accrued interest. Of this total, $1,524 (net of federal benefit of state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future period. As of June 30, 2007, the Company had $4,112 of total gross unrecognized tax benefits of which $1,275 (net of federal benefit of state issues) represents the amount of unrecognized tax benefits that, if recognized, could favorably affect the effective income tax rate in any future period.
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007 and December 31, 2006, the Company had accrued cumulative $524 and $384 (before federal and state tax benefit), respectively, for the payment of interest and penalties.
     During the three months ended March 31, 2007, the Company settled an examination by the Internal Revenue Service (“IRS”) in connection with certain tax positions taken by a subsidiary that was acquired in 2006. As the result of this audit, the Company reduced its FIN 48 liability by $213 which included interest of $33.
     The Company was previously audited in a state jurisdiction for certain refund claims filed based on additional state tax credits identified for years between 1998 and 2001. The Company has previously reserved for the estimated amount of reduction. During the three months ended June 30, 2007, the Company settled the examination with the state taxing authority. As a result of the settlement, the Company made a payment to reduce its FIN 48 liability by $361.
     The Company is subject to taxation in the United States and various states. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examination by tax authorities for tax years before 2002.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not have, nor does management believe they will have, a material impact on our present or future consolidated financial statements.
3. Receivables
     Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary for the periods indicated were:

	June 30,	December 31,
	2007	2006
California HMO	$19,702	$32,404
Utah HMO	40,248	46,570
Ohio HMO	28,837	11,611
Washington HMO	8,426	7,447
Others	9,096	12,803

Total receivables	$106,309	$110,835

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of June 30, 2007, the receivable for our California HMO included a retroactive rate increase adjustment of $2.9 million for our San Diego County members. Excluding this transaction, substantially all receivables due our California HMO at June 30, 2007 and December 31, 2006 were collected in July 2007 and January of 2007, respectively.
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
     The receivable due our Ohio HMO includes approximately $8,300 of accrued delivery payments due from the state of Ohio and approximately $20,000 due from a capitated provider group. Our agreement with that group calls for us to pay for certain medical services incurred by the group’s members, and then to deduct the amount of such payments from the monthly capitation paid to the group. This receivable also includes an estimate of our liability for claims incurred by members of this group for which we have not made payment. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our Condensed Consolidated Balance Sheets. At June 30, 2007 this receivable was comprised of approximately $12,300 paid on behalf of the provider group, which is to be deducted from capitation payments in the months of July and August. An additional $7,700 receivable has been recorded to offset amounts included in “Medical claims and benefits payable” in our Condensed Consolidated Balance Sheets that are the responsibility of the capitated provider group. Monthly gross capitation paid to the provider group is approximately $8,000.
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
5. Long-Term Debt
     On March 9, 2005, we entered into an amended and restated secured credit agreement with a syndicate of lenders providing for a $180,000 revolving credit facility. Effective May 25, 2007, we entered into a third amendment of the credit agreement increasing the size of the credit facility to $200,000. The credit facility is used for working capital and general corporate purposes. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the credit facility to up to $250,000. The credit facility matures on May 24, 2012.
     Borrowings under the credit facility are based, at our election, on the London interbank offered rate, or LIBOR, or the base rate plus an applicable margin. The base rate will equal the higher of Bank of America’s prime rate or 0.5% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the credit facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated EBITDA. The applicable margins range between 00.75% and 1.75% for LIBOR loans and between 0% and 0.75% for base rate loans. The commitment fee ranges between 0.15% and 0.275%. In addition, we are required to pay a fee for each letter of credit issued under the credit facility equal to the applicable margin for LIBOR loans and a customary fronting fee.
     Our obligations under the credit facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Michigan, New Mexico, Ohio, Utah, and Washington HMO subsidiaries.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The amended credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and our fixed charge coverage ratio. The credit agreement also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At June 30, 2007, we were in compliance with all financial covenants in the credit agreement.
     During the first quarter of 2007, we repaid $15,000 of our borrowings under the credit facility. At June 30, 2007 and December 31, 2006, the amounts outstanding under the credit facility were $30,000 and $45,000, respectively.
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
     Derivative Action. On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of Molina Healthcare, Inc. against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402, arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the securities class action lawsuit that had been filed against the Company in late July 2005 in the United States District Court for the Central District of California, Case No. CV 05-5460 GPS (SHx), which lawsuit also arose out of the Company’s announcement of its guidance for the 2005 fiscal year (the “Federal Class Action”). In November 2006, the Federal Class Action was dismissed with prejudice and without liability. As a result of the final disposition of the Federal Class Action, on June 21, 2007, the Los Angeles Superior Court held a hearing on the Company’s demurrer to the derivative complaint. The Superior Court sustained the Company’s demurrer, but granted the plaintiff leave to amend its complaint. On July 11, 2007, the plaintiff filed an amended complaint. The Company intends to file a demurrer with respect to the amended complaint. Discovery in the Derivative Action is stayed pending the court’s final ruling on the Company’s demurrer. No prediction can be made at this time as to the outcome of the Derivative Action.
     Malpractice Action. On February 1, 2007, a complaint was filed in the Superior Court of the State of California for the County of Riverside by plaintiff Staci Robyn Ward through her guardian ad litem, Case No. 465374. The complaint purports to allege claims for medical malpractice against Molina Medical Centers and certain other defendants. The plaintiff alleges that the defendants failed to properly diagnose her medical condition which has resulted in her severe and permanent disability. The proceeding is in the early stages, and no prediction can be made as to the outcome.
     Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants, including Cimarron Health Plan, the predecessor of our New Mexico HMO. The plaintiffs assert that NMHSD and the defendant HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery is currently underway. In a series of rulings on the HMO defendants’ summary judgment motions, the court has dismissed all money damage claims against the Company’s New Mexico HMO. The only claims that remain are declaratory and injunctive relief claims. The New Mexico HMO has filed a motion for summary judgment with respect to those remaining claims. The hearing on the motion is set for August 15, 2007. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which the Company acquired Health Care Horizons, Inc., the parent company to our New Mexico HMO, an

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indemnification escrow account was established and funded with $6,000 in order to indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, approximately $4,100 remains in the indemnification escrow fund.
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
Regulatory Capital and Dividend Restrictions
     Our principal operations are conducted through our HMO subsidiaries operating in California, Michigan, New Mexico, Ohio, Texas, Washington, and Utah. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of cash dividends, loans, or advances, was $240,700 at June 30, 2007 and $236,800 at December 31, 2006. The National Association of Insurance Commissioners, or NAIC, adopted model rules effective December 31, 1998, which, if implemented by a state, set new minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. Indiana, Michigan, New Mexico, Ohio, Texas, Utah, and Washington have adopted these rules, although the rules as adopted may vary somewhat from state to state. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.
     As of June 30, 2007, our HMOs had aggregate statutory capital and surplus of approximately $259,700, compared to the required minimum aggregate statutory capital and surplus of approximately $149,900. All of our HMOs were in compliance with the minimum capital requirements at June 30, 2007. We have the ability and commitment to provide additional capital to each of our HMOs when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
7. Related Party Transactions
     Effective March 1, 2006, we assumed an office lease from Millworks Capital Ventures with a remaining term of 52 months. Millworks Capital Ventures is owned by John C. Molina, our chief financial officer, and his wife. The monthly base lease payment is approximately $18 and is subject to an annual increase. Based on a market report prepared by an independent realtor, we believe the terms and conditions of the assumed lease are at fair market value. We are currently using the office space under the lease for an office expansion. Payment made under this lease totaled $56 and $57 for the three months ended June 30, 2007 and 2006, respectively. Payment made under this lease totaled $131 and $57 for the six months ended June 30, 2007 and 2006, respectively.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We are a party to a fee for service agreement with Pacific Hospital of Long Beach. Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by Dr. Martha Bernadett, our Executive Vice President, Research and Development, and her husband. We believe that the claims submitted to us by Pacific Hospital were reimbursed at prevailing market rates. Effective June 1, 2006, the Company entered into an additional agreement with Pacific Hospital as part of a capitation arrangement. Under this arrangement, Pacific Hospital receives a fixed fee from us based on member type. Amounts paid under the terms of both agreements were $1,070 and $107 for the three months ended June 30, 2007 and 2006, respectively. Amounts paid under the terms of both agreements were $2,184 and $243 for the six months ended June 30, 2007 and 2006, respectively
     Other assets at June 30, 2007 included an equity investment of approximately $1,400 in a vision services provider that provides medical services to the Company’s members. Payments to the vision services provider were $3,075 and $1,998 for the three months ended June 30, 2007 and 2006, respectively. Payments to the vision services provider were $5,874 and $3,461 for the six months ended June 30, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
     The information made available below and elsewhere in this quarterly report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties. These forward-looking statements are often accompanied by words such as “believe(s),” “anticipate(s),” “plan(s),” “expect(s),” “estimate(s),” “intend(s),” “seek(s),” “goal,” “may,” “will,” and similar words and expressions. These statements include, without limitation, statements about our anticipated future financial performance, our growth strategy, our expected activities and business plans, our market opportunity, competition, future acquisitions and investments, and the adequacy of our available cash resources. These statements are intended to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:
•	the continuing achievement of a decrease in the medical care ratio of our start-up health plans in Ohio and Texas and risks related to our lack of experience with members in those states;

•	the continuing achievement of projected savings from a decrease in the medical care ratio of our California health plan;

•	an increase in enrollment in our Ohio and Texas health plans and in our dual eligible population consistent with our expectations;

•	potential increases to the medical costs of our Washington health plan in connection with the rebasing of DRG rates in that state anticipated to take effect on August 1, 2007;

•	the finalization of a contract amendment between our New Mexico health plan and the state consistent with our expectations;

•	our ability to reduce administrative costs in the event enrollment or revenue is lower than expected;

•	increased administrative costs in support of the Company’s efforts to expand Medicare membership;

•	risks related to the continued solvency of our major providers and provider groups;

•	our ability to accurately estimate incurred but not reported medical costs;

•	the securing of adequate premium rate increases, particularly in the states of California, Michigan, and New Mexico;

•	costs associated with the non-renewal and run-out of the Medicaid contract of our Indiana health plan;

•	the successful renewal and continuation of the government contracts of our health plans;

•	limitations in our ability to control our medical costs and other operating expenses;

•	our dependence upon a relatively small number of government contracts and subcontracts for our revenue;

•	increased administrative costs in support of the Company’s efforts to expand Medicare membership;

•	the payment of savings sharing income by the state of Utah to our Utah plan consistent with our expectations;

•	the availability of adequate financing to fund and/or capitalize our acquisitions and start-up activities;

•	the successful and cost-effective integration of our acquisitions;

•	membership eligibility processes and methodologies;

•	unexpected changes in demographics, member utilization patterns, healthcare practices, or healthcare technologies;

•	high dollar claims related to catastrophic illness or conditions;

•	changes in federal or state laws or regulations or in their interpretation;

•	failure to maintain effective, efficient, and secure information systems and claims processing technology;

•	the favorable resolution of pending litigation or arbitration;

•	funding decreases in the Medicaid, SCHIP, or Medicare programs or the failure to timely renew the SCHIP program;

•	epidemics such as the avian flu;

•	changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations, including the recently enacted citizenship certification requirements;

•	the superior financial resources of our competitors, particularly those which also provide commercial health insurance;

•	restrictions and covenants in our credit facility that may impede our ability to make or finance acquisitions and declare dividends;

•	our dependence upon key employees;

•	our increased exposure to malpractice and other litigation risks as a result of the operation of our primary care clinics in California; and

•	the existence of state regulations that impair our ability to dividend cash from our subsidiaries.
     Investors should refer to our annual report on Form 10-K for the year ended December 31, 2006, and also to our quarterly report on Form 10-Q for the quarter ended March 31, 2007, for a discussion of certain risk factors which could materially affect our business, financial condition, or future results. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.
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
Overview
     Our financial performance for the quarter and six months ended June 30, 2007 as compared to our financial performance for the quarter and six months ended June 30, 2006 may be briefly summarized, respectively in each case, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Earnings per diluted share	$0.47	$0.47	$0.81	$0.77
Premium revenue	$607,127	$479,823	$1,163,362	$929,117
Operating income	$22,284	$21,741	$38,879	$35,895
Net income	$13,314	$13,152	$22,906	$21,742
Medical care ratio	85.1%	83.7%	85.4%	84.5%
G&A expenses as a percentage of total revenue	10.9%	11.6%	11.1%	11.5%
Total ending membership			1,076,000	1,008,000
Revenue
     Premium revenue is fixed in advance of the periods covered and is not generally subject to significant accounting estimates. For the six months ended June 30, 2007, we received approximately 91.3% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations for whom we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs periodically adjust premium rates. The amount of these premiums may vary substantially between states and among various government programs. PMPM premiums for members of the State Children’s Health Insurance Program, or SCHIP, are generally among the Company’s lowest, with rates as low as approximately $75 PMPM in California and Utah. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population — the Medicaid group that includes most mothers and children — PMPM premiums

range between approximately $90 in California to a high of approximately $200 in Ohio. Among our Medicaid Aged, Blind and Disabled (ABD) membership, PMPM premiums range from approximately $320 in California to over $1,000 in New Mexico. Medicare revenue is approximately $1,200 PMPM. Approximately 3.8% of our premium revenue in the six months ended June 30, 2007 was realized under a Medicaid cost-plus reimbursement agreement that our Utah plan has with that state. We also received approximately 4.8% of our premium revenue for the six months ended June 30, 2007 in the form of birth income – a one-time payment for the delivery of a child – from the Medicaid programs in Michigan, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs. Other revenues from savings sharing and fee-for-service clinic income contributed the remaining 0.1% of our premium revenue.
      Certain components of premium revenue are subject to accounting estimates. Chief among these are (i) that portion of premium revenue paid to our New Mexico HMO by the State of New Mexico that may be returned if specified minimum amounts are not expended on certain defined medical care costs, and (ii) the additional premium revenue our Utah HMO is entitled to receive from the State of Utah as an incentive payment for saving the State of Utah money in relation to fee-for-service Medicaid.
     Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs. At June 30, 2007, we have recorded a payable to the state of approximately $14.6 million under our interpretation of the existing terms of this contract provision. Any change to the terms of this provision, including revisions to the definitions of premium revenue or medical care costs, the period of time over which the minimum percentage is measured, or the percentage of revenue required to be spent on the defined medical care costs, may trigger a change in this amount.
     We have estimated the amount that we believe we will recover under our savings sharing agreement with the State of Utah based on the information we have to date and our interpretation of our contract with the state. The state may not agree with our interpretation of the contract language, and the ultimate amount of savings sharing revenue that we realize may be subject to negotiation with the state. At June 30, 2007, we have recorded approximately $4.7 million in receivables associated with the Utah savings sharing plan. When additional information is known, or agreement is reached with the state regarding the appropriate savings sharing payment amount, we will adjust the amount of savings sharing revenue recorded in our financial statements.
     Membership growth has been the primary reason for our increasing revenues. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate total number of members by state as of the dates indicated.

	As of	As of	As of
	June 30,	December 31,	June 30,
Market	2007	2006	2006
California	291,000	300,000	307,000
Michigan	217,000	228,000	232,000
New Mexico	66,000	65,000	59,000
Ohio	138,000	76,000	30,000
Texas	30,000	19,000	N/A (2)
Utah	47,000	52,000	57,000
Washington	287,000	281,000	286,000

Subtotal	1,076,000	1,021,000	971,000
Indiana	N/A (1)	56,000	37,000

Total	1,076,000	1,077,000	1,008,000

(1)	The Company’s Indiana health plan ceased serving members effective January 1, 2007.

(2)	The Company’s Texas health plan commenced operations in September 2006.

     The ending membership for our Medicare Advantage Special Needs plans by state is as follows:

	June 30, 2007	December 31, 2006	June 30, 2006
California	724	549	234
Michigan	459	152	50
Nevada	9	—	—
Utah	1,646	1,452	1,385
Washington	413	235	111

Total	3,251	2,388	1,780

     The ending membership for our Aged, Blind and Disabled (“ABD”) population by state is as follows:

	June 30, 2007	December 31, 2006		June 30, 2006
California	10,728	10,717		10,261
Michigan	31,940	22,540	(1)	22,737	(1)
New Mexico	6,822	6,697		6,649
Ohio	15,117	—		—
Texas	16,603	—		—
Utah	6,876	6,827		6,961
Washington	2,693	2,713		2,679

Total	90,779	49,494		49,287

(1)	Does not include the ABD membership of Cape Health Plan.

     The following table details total member months (defined as the aggregation of each month’s ending membership for the period) by state for the periods indicated:

	Three Months Ended
	June 30,				% of Increase
	2007		2006		(Decrease)
California	874,000		927,000		(5.7)%
Michigan	658,000		565,000		16.5%
New Mexico	197,000		176,000		11.9%
Ohio	399,000		86,000		364.0%
Texas	91,000		N/A	(2)	N/A
Utah	145,000		179,000		(19.0)%
Washington	860,000		858,000		—

Subtotal	3,224,000		2,791,000		15.5%
Indiana	N/A	(1)	99,000		N/A

Total	3,224,000		2,890,000		11.6%

	Six Months Ended
	June 30,				% of Increase
	2007		2006		(Decrease)
California	1,760,000		1,874,000		(6.1)%
Michigan	1,327,000		996,000		33.2%
New Mexico	389,000		354,000		9.9%
Ohio	739,000		134,000		451.5%
Texas	157,000		N/A	(2)	N/A
Utah	296,000		360,000		(17.8)%
Washington	1,716,000		1,726,000		(0.6)%

Subtotal	6,384,000		5,444,000		17.3%
Indiana	N/A	(1)	178,000		N/A

Total	6,384,000		5,622,000		13.6%

(1)	The Company’s Indiana health plan ceased serving members effective January 1, 2007.

(2)	The Company’s Texas health plan commenced operations in September 2006.
Expenses
     Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, costs. Our results of operations are impacted by our ability to manage effectively expenses related to health care services and to estimate accurately costs incurred.
     Expenses related to medical care services include two components: direct medical expenses and medically-related administrative costs. Direct medical expenses include, for example, payments to physicians, hospitals, and providers of ancillary medical services, such as pharmacy, laboratory, and radiology services. Medically-related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the six months ended June 30, 2007 and 2006, medically-related administrative costs, included in “Medical services” in our Condensed Consolidated Statements of Income, were approximately $30.8 million and $24.1 million. respectively. Approximately one-third of medically related administrative costs are reported as expenses of our corporate parent, Molina Healthcare, Inc.
     Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitation basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers. All capitation expenses are recorded as “Medical services” in our Condensed Consolidated Statements of Income.
     Those primary care physicians and specialists not paid on a capitation basis are paid on a fee-for-service basis. In addition, specialists and hospitals are paid for the most part on a fee-for-service basis. Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including per diem amounts, on the basis of diagnostic-related groups or DRGs, percent of billed charges, case rates, and capitation. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. Although we pass on the financial risk for pharmacy service for a small portion of our membership to capitated providers, the majority of our pharmacy costs are paid on a fee for service basis. For the six months ended June 30, 2007, 81.2% of our direct medical expenses were related to fees paid to providers on a fee-for-service basis, with the balance paid on a capitation basis.
     Our medical care costs include amounts that have actually been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. Such medical care cost liabilities include, among other items, capitation payments owed providers, unpaid pharmacy invoices, and various medically related administrative costs that have been incurred but not paid. We also record reserves for estimated referral claims related to medical groups under contract with us that are financially troubled or insolvent and that may not be able to honor their obligations for the payment of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses are not expected to be significant. In applying this policy, we use judgment to determine the appropriate assumptions for determining the required estimates.
     The most important part in estimating our medical care costs, however, is our estimate for fee-for-service claims which have been incurred but not paid by us. Medical care costs and medical claims and benefits payable are based upon actual historical experience and estimates of medical expenses incurred but not reported, or IBNR. We estimate our IBNR monthly using actuarial methods based on a number of factors. Such factors include, but are not limited to, claims receipt and payment experience, changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar claims. We continually review and update the estimation methods and the resulting reserves. Many of our medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation, leading to potential misstatement of some costs in the period in which they are first recorded. Estimates are adjusted monthly as more information becomes available. Any adjustments to reserves are reflected in current operations. We employ our own actuaries and engage the service of independent actuaries as needed. We believe that our process for estimating IBNR is adequate, but all estimates are subject to uncertainties and, on occasion in the past, our actual medical care costs have exceeded such estimates. If our estimated IBNR is less than our actual medical care costs in the future, our results of operations would be negatively impacted. Additionally, if we are unable to accurately estimate IBNR, our ability to take timely corrective actions may be affected, further exacerbating the extent of the negative impact on our results of operations.
     G&A costs are largely comprised of wage and benefit costs related to our employee base, premium taxes, and other administrative expenses. Some G&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration, and provider relations. Included in G&A expenses are premium taxes for the California HMO, the Michigan HMO, the New Mexico HMO, the Ohio HMO, the Texas HMO (beginning September 2006), and the Washington HMO.
Results of Operations
     The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium revenue earned and the cost of health care.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Premium revenue	98.9%	99.0%	98.9%	99.1%
Investment income	1.1%	1.0%	1.1%	0.9%

Total revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	85.1%	83.7%	85.4%	84.5%
General and administrative expense ratio, excluding premium taxes	7.7%	8.6%	7.8%	8.6%
Premium taxes included in general and administrative expenses	3.2%	3.0%	3.3%	2.9%

Total general and administrative expense ratio	10.9%	11.6%	11.1%	11.5%

Depreciation and amortization expense ratio	1.1%	1.0%	1.1%	1.0%
Effective tax rate	38.2%	37.9%	38.1%	37.7%
Operating income	3.6%	4.5%	3.3%	3.8%
Net income	2.2%	2.7%	1.9%	2.3%
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Net Income
     Net income for the quarter ended June 30, 2007, increased to $13.3 million, or $0.47 per diluted share, compared with net income of $13.2 million, or $0.47 per diluted share, for the quarter ended June 30, 2006.
     Net of certain out-of-period items, earnings for the quarter increased to $0.45 per share from $0.36 per share for the second quarter of 2006. The out-of-period items affecting comparability between quarters are as follows:
•	In the second quarter of 2006, we had recorded a benefit of approximately $5.0 million (or $0.11 per diluted share, net of taxes) as a result of positive prior period claims development related to our claims liability at December 31, 2005.

•	In the second quarter of 2007, we recorded a benefit (net of premium taxes and related medical costs) of approximately $1.9 million (or $0.04 per diluted share, net of taxes) due to the receipt of a premium increase in San Diego County, California, retroactive to July 1, 2006.

•	In the second quarter of 2007, we recorded a charge of approximately $0.8 million (or $0.02 per diluted share, net of taxes) related to the impairment of certain purchased software.
     Our improved second quarter performance was primarily the result of four factors:

•	A 26.5% increase in premium revenue.

•	An improvement to the combined medical cost performance at our legacy health plans in California, Michigan, New Mexico, Utah, and Washington. Excluding the retroactive premium rate increase in San Diego County and the out-of-period claims benefit in 2006, the combined medical care ratio of these five legacy plans declined by 40 basis points, from 84.2% in the second quarter of 2006 to 83.8% in the second quarter of 2007.

•	An improvement of 90 basis points in the percentage of revenue spent on general and administrative expenses other than premium taxes.

•	An increase to investment income.
     The following summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the three months ended June 30, 2007 and June 30, 2006 (PMPM amounts are in whole dollars):

	Three Months Ended June 30, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$94,710	$108.43	$76,185	$87.22	80.4%	$3,202
Michigan	121,427	184.43	101,184	153.68	83.3%	7,364
New Mexico	61,337	312.44	52,949	269.71	86.3%	1,394
Ohio	111,457	279.18	101,515	254.28	91.1%	5,016
Texas	24,953	273.48	22,774	249.59	91.3%	433
Utah	30,033	206.15	26,535	182.14	88.4%	—
Washington	162,905	189.45	130,726	152.02	80.2%	2,685
Other	305	—	4,997	—	—	(19)

Total	$607,127	$188.30	$516,865	$160.30	85.1%	$20,075

	Three Months Ended June 30, 2006
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$92,032	$99.34	$82,254	$88.79	89.4%	$2,957
Michigan	101,822	180.32	79,999	141.67	78.6%	6,013
New Mexico	53,860	305.87	43,486	246.96	80.7%	1,998
Ohio	18,467	214.96	16,696	194.35	90.4%	813
Utah	43,626	243.58	40,062	223.67	91.8%	—
Washington	153,344	178.64	118,284	137.80	77.1%	2,646
Indiana	16,696	167.50	15,564	156.15	93.2%	—
Other	(24)	—	5,370	—	—	—

Total	$479,823	$166.01	$401,715	$138.99	83.7%	$14,427

  Premium Revenue
  Premium revenue for the second quarter of 2007 was $607.1 million, an increase of $127.3 million, or 26.5%, over premium revenue of $479.8 million for the second quarter of 2006. The increase in premium revenue in the second quarter of 2007 was driven by increased membership in our Ohio and Texas start-up health plans and by the acquisition of Cape Health Plan in Michigan effective May 15, 2006.
  The Ohio health plan contributed $111.5 million in premium revenue in the second quarter of 2007, an increase of $93.0 million from a year ago.

     The Texas health plan, which commenced operations in September 2006, contributed $25.0 million in premium revenue in the second quarter of 2007.
     The premium revenue from our Michigan health plan increased $19.6 million due primarily to the acquisition of Cape Health Plan.
     The Indiana health plan, where we ceased serving members effective January 1, 2007, contributed no premium revenue in the second quarter of 2007 compared with $16.7 million in premium revenue in the second quarter of 2006.
     As noted above, our California health plan benefited from a rate increase for its Medicaid membership in San Diego County retroactive to July 1, 2006. This increase of approximately 4.8% added approximately $2.9 million to premium revenue in the second quarter, of which approximately $2.2 million related to the last half of 2006 and the first quarter of 2007.
     Investment Income
          Investment income during the second quarter of 2007 totaled $6.7 million as compared to $4.8 million in the second quarter of 2006, an increase of $1.9 million, as a result of higher invested balances and higher rates of return.
     Medical Care Costs
     Medical care costs as a percentage of premium revenue (the medical care ratio) increased to 85.1% in the second quarter of 2007 from 83.7% in the second quarter of 2006. Excluding the impact of the $5.0 million benefit for favorable out-of-period claims development in the second quarter of 2006, our medical care ratio increased 37 basis points year-over-year. Excluding the collective impact of the 2006 out-of-period claims development, the retroactive premium rate increase in San Diego County, our discontinued Indiana health plan and the Ohio and Texas start-up health plans, our medical care ratio would have been 83.8% for the second quarter of 2007 as compared with 84.2% for the second quarter of 2006, an improvement of 40 basis points year-over-year.
     The medical care ratios reported by the Ohio and Texas health plans for the second quarter of 2007 were 91.1% and 91.3%, respectively. Medical care ratios for both Ohio and Texas in the second quarter of 2007 improved sequentially. We continue to monitor the development of medical care costs in both these states. While we believe our claims reserves in Ohio and Texas are appropriate, the limited claims payment experience for the many members who have been added during 2007 adds a degree of uncertainty to these estimates that is not found in our more mature health plans.
     Our California health plan continued to make progress in managing its medical care costs during the second quarter of 2007. Absent the out-of-period revenue related to the San Diego rate increase, the California health plan reported a medical care ratio of 82.2% in the second quarter of 2007 compared with 89.4% a year earlier. The improved medical cost performance in California is primarily due to the success of provider re-contracting efforts and stable medical care utilization.
     Our Washington health plan reported an increase in its medical care ratio to 80.2% for the second quarter of 2007 compared with 77.1% for the second quarter of 2006, primarily due to higher specialty fee for service costs.
     The Michigan health plan reported an increase in its medical care ratio to 83.3% for the second quarter of 2007 compared with 78.6% for the second quarter of 2006. The higher medical care ratio is due to higher capitation and specialty fee-for-service costs. We have increased capitation payments to primary care physicians in Michigan in an effort to increase enrollment.
     The New Mexico health plan reported an increase in its medical care ratio to 86.3% in the second quarter of 2007 compared with 80.7% in the second quarter of 2006. The New Mexico health plan recorded a $3.2 million decrease to premium revenue during the second quarter of 2007 in order to comply with contractual terms that require the plan to spend a specified minimum percentage of premium revenue on direct medical care costs. No such adjustments were made to revenue during the first half of 2006. Absent this accrual, the New Mexico health plan’s medical care ratio in the second quarter of 2007 would have been 82.1%, an increase of 140 basis points as compared with the second quarter of 2006. The remaining increase in the medical care ratio is partially due to increased enrollment in that state’s uninsured adult program (the State Coverage Initiative), where we have experienced a higher medical care ratio than in our Medicaid population.
     Days in claims payable were 54 days at June 30, 2007, March 31, 2007, and June 30, 2006.
  General and Administrative Expenses
     General and administrative expenses were $67.2 million, or 10.9% of total revenue, for the second quarter of 2007 as compared with $56.3 million, or 11.6% of total revenue, for the second quarter of 2006.
     Core G&A expenses (defined as G&A expenses less premium taxes) increased $5.3 million year-over-year, but decreased as a percentage of revenue by 0.9%, from 8.6% in the second quarter of 2006 to 7.7% in the second quarter of 2007, and from 7.9% in the first quarter of 2007. The decline in Core G&A as a percentage of total revenue is primarily due to higher premium revenue rather than to a decline in absolute G&A expenses. Core G&A on a per member per month basis increased slightly (less than 1%) in the second quarter of 2007 when compared with the second quarter of 2006, while premium revenue per member per month increased by over 13%.
  Depreciation and Amortization
          Depreciation and amortization expense increased by $1.9 million compared to the second quarter of 2006. Depreciation expense increased by $1.1 million in the second quarter of 2007 due to investments in infrastructure. Amortization expense increased by $0.8 million in the second quarter of 2007, primarily due to the Cape Health Plan acquisition in Michigan and amortization expense related to software used in operations.
  Impairment Charge on Purchased Software
     During the second quarter of 2007, an impairment charge of $782,000 was recorded related to commercial software no longer used for operations. No such charge occurred in the second quarter of 2006.
   Interest Expense
     Interest expense in the second quarter of 2007 increased by $0.1 million compared to the second quarter of 2006, principally due to increased borrowings in the second quarter of 2007.
Income Taxes
     Income taxes were recognized in the second quarter of 2007 based upon an effective tax rate of 38.2% as compared to an effective tax rate of 37.9% in the second quarter of 2006. The increase in the effective tax rate in the second quarter of 2007 was due to an increase in that portion of our net income earned by subsidiaries that are subject to state income tax, coupled with the dilution of economic development credits in California due to a larger pretax income in the second quarter of 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     The following summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the six months ended June 30, 2007 and June 30, 2006 (PMPM amounts are in whole dollars):

	Six Months Ended June 30, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$187,642	$106.64	$152,509	$86.68	81.3%	$6,232
Michigan	245,193	184.75	205,785	155.05	83.9%	14,873
New Mexico	118,530	305.11	102,168	262.99	86.2%	3,610
Ohio	186,401	252.13	170,777	231.00	91.6%	8,388
Texas	39,409	250.35	36,122	229.47	91.7%	690
Utah	60,960	205.88	55,001	185.76	90.2%	—
Washington	324,887	189.33	261,985	152.67	80.6%	5,369
Other	340	—	8,995	—	—	14

Total	$1,163,362	$182.23	$993,342	$155.60	85.4%	$39,176

	Six Months Ended June 30, 2006
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$185,571	$99.03	$160,316	$85.55	86.4%	$5,984
Michigan	179,530	180.31	139,901	140.51	77.9%	10,754
New Mexico	109,440	309.09	91,124	257.36	83.3%	3,875
Ohio	28,578	213.62	25,733	192.36	90.1%	1,269
Utah	87,473	242.85	79,867	221.73	91.3%	—
Washington	308,252	178.56	250,428	145.07	81.2%	5,350
Indiana	30,247	169.70	27,596	154.83	91.2%	—
Other	26	—	9,997	—	—	—

Total	$929,117	$165.26	$784,962	$139.62	84.5%	$27,232

  Net Income
     Net income for the six months ended June 30, 2007 was $22.9 million, or $0.81 per diluted share, compared to net income of $21.7 million, or $0.77 per diluted share, for the six months ended June 30, 2006. As discussed above in the comparison of quarterly results, net income for 2007 was affected by the retroactive premium rate increase in San Diego County and the impairment of certain purchased software. Net income for 2006 was affected by the positive prior period claims development related to our claims liability at December 31, 2005.
   Premium Revenue
     Premium revenue for the six months ended June 30, 2007, was $1,163.4 million, an increase of $234.3 million, or 25.2%, over premium revenue of $929.1 million for the six months ended June 30, 2006. The increase in premium revenue for the first half of 2007 was driven by increased membership in our Ohio and Texas start-up health plans and by the acquisition of Cape Health Plan in Michigan effective May 15, 2006.
     The Ohio health plan contributed $186.4 million in premium revenue in the first half of 2007, an increase of $157.8 million from a year ago.
     The Texas health plan, which commenced operations in September 2006, contributed $39.4 million in premium revenue in the first half of 2007.
     The premium revenue from our Michigan health plan increased $65.7 million due primarily to the acquisition of Cape Health Plan.
     The Indiana health plan, where we ceased serving members effective January 1, 2007, contributed no premium revenue in the first half of 2007 compared with $30.2 million in premium revenue in the first half of 2006.

   Investment Income
     Investment income during the six months ended June 30, 2007, totaled $13.4 million as compared to $8.9 million for the same six-month period of 2006, an increase of $4.5 million, as a result of higher invested balances and higher rates of return.
     Medical Care Costs
     Medical care costs as a percentage of premium revenue increased to 85.4% in the first half of 2007 from 84.5% in the first half of 2006.
     The medical care ratios reported by the Ohio and Texas health plans for the first half of 2007 were 91.6% and 91.7%, respectively. We have previously disclosed our expectation that Ohio and Texas would experience medical care ratios higher than those historically experienced by our Company as a whole. Additionally, as noted above, the limited claims payment experience for the many members who have been added during 2007 adds a degree of uncertainty to the Ohio and Texas expense estimates that is not found in our more mature health plans.
     As discussed earlier, the medical care costs in the second quarter of 2006 included $5.0 million of positive reserve development. Excluding our Ohio, Texas and Indiana health plans, the retroactive premium rate increase in San Diego County and the positive reserve adjustment, our medical care ratio would have been 84.1% for the first half of 2007 as compared with 84.6% for the first half of 2006. We attribute the improvement of 50 basis points year-over-year to our various medical care cost control initiatives.
     Our health plans in California and Washington reported lower medical care ratios in the first half of 2007 when compared with the same period in 2006, while our Michigan health plan reported an increase in its medical care ratio.
     The California health plan’s medical care ratio declined to 81.3% for the six months ended June 30, 2007, compared with 86.4% for the same six-month period of 2006. Absent the out-of-period revenue related to the San Diego rate increase, the California health plan reported a medical care ratio of 82.2% in the first half of 2007, an improvement of 420 basis points year-over-year.
     The Washington health plan reported a decrease in its medical care ratio to 80.6% in the first half of 2007 compared with 81.2% in the first half of 2006, principally due to lower hospital and specialty costs.
     The Michigan health plan reported an increase in its medical care ratio to 83.9% for the six months ended June 30, 2007, compared with 77.9% for the six months ended June 30, 2006. The higher medical care ratio is due to higher capitation and specialty fee for service costs.
     The New Mexico health plan reported an increase in its medical care ratio to 86.2% in the first half of 2007 compared with 83.3% in the first half of 2006. The New Mexico health plan recorded a $7.8 million decrease to premium revenue during the first half of 2007 in order to comply with contractual terms that require it to spend a specified minimum percentage of premium revenue on direct medical care costs. No such adjustments were made to revenue during the first half of 2006. Absent this accrual, the New Mexico health plan’s medical care ratio in the first half of 2007 would have been 80.9%, an improvement of 240 basis points year-over-year.
     General and Administrative Expenses
     General and administrative expenses were $130.6 million, or 11.1% of total revenue, for the first half of 2007 as compared with $107.5 million, or 11.5% of total revenue, for the first half of 2006.
     Core G&A expenses decreased to 7.8% of total revenue for the six months ended June 30, 2007, compared with 8.6% in the same period of 2006. The decline in Core G&A as a percentage of total revenue is due to higher premium revenue than commensurate G&A expenses. Core G&A on a per member per month basis increased slightly (less than 1%) in the first half of 2007 when compared with the first half of 2006, while premium revenue per member per month increased by over 10%.

   Depreciation and Amortization
     Depreciation and amortization expense increased by $3.6 million for the first half of 2007 compared to the first half of 2006. Depreciation expense increased by $1.8 million in the six months ended June 30, 2007, due to investments in infrastructure. Amortization expense increased by $1.8 million in same period, primarily due to the Cape Health Plan acquisition in Michigan and amortization expense related to software used in operations.
   Impairment Charge on Purchased Software
     During the second quarter of 2007, an impairment charge of $782,000 was recorded related to commercial software no longer used for operations. No such charge occurred in the second quarter of 2006.
   Interest Expense
     Interest expense for the six months ended June 30, 2007 increased by $0.9 million compared to the six months ended June 30, 2006 principally due to increased borrowings.
   Income Taxes
     Income taxes were recognized in the first half of 2007 based upon an effective tax rate of 38.1% as compared to an effective tax rate of 37.7% in the first half of 2006. The increase in the effective tax rate in 2007 was due to an increase in that portion of our net income earned by subsidiaries that are subject to state income tax, coupled with the dilution of economic development credits in California due to a larger pretax income in the first half of 2007.
Liquidity and Capital Resources
     We generate cash from premium revenue and investment income. Our primary uses of cash include the payment of expenses related to medical care services and G&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.
     Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets. At June 30, 2007, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. At June 30, 2007, our unrestricted investments (all of which were classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Two professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the six months ended June 30, 2007 and 2006 was approximately 5.1% and 4.7%, respectively.
     The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities.
     Cash provided by operating activities for the six months ended June 30, 2007, was $88.0 million. For the same period in 2006, cash provided by operating activities was $38.6 million. Net income, increased deferred revenue at the Company’s Ohio health plan and the timing of payments for medical claims and benefits payable were the primary sources of cash provided by operating activities. Medical claims liabilities of the Indiana health plan, which had no membership effective January 1, 2007, declined by $18.2 million between December 31, 2006 and June 30, 2007. Absent the Indiana claims run-out, medical claims liabilities increased by $31.4 million during the six months ended June 30, 2007, as a result of enrollment growth at the Company’s Ohio and Texas health plans.
     During the first half of 2007, the Company repaid $15.0 million owed under its $200 million credit facility. At June 30, 2007, the Company owed $30.0 million under the facility. See Note 5 to the Notes to Condensed Financial Statements included in Item 1 above for additional information regarding our credit facility.

     At June 30, 2007, we had working capital of $272.8 million compared to $258.6 million at December 31, 2006. At June 30, 2007 and December 31, 2006, cash and cash equivalents were $471.5 million and $403.7 million, respectively. At June 30, 2007 and December 31, 2006, investments (all classified as current assets) were $78.5 million and $81.5 million, respectively. At June 30, 2007, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $31.9 million. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
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
     At June 30, 2007, our HMOs had aggregate statutory capital and surplus of approximately $259.7 million, compared to the required minimum aggregate statutory capital and surplus of approximately $149.9 million. All of our HMOs were in compliance with the minimum capital requirements at June 30, 2007. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2007.
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
     The most important part in estimating our medical care costs, however, is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but are not paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Reported”, or IBNR. We estimate our IBNR monthly using actuarial methods based on a number of factors. Such factors include, but are not limited to, claims receipt and payment experience, changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, provider contract changes, changes to Medicaid fee schedules and the incidence of high dollar claims. The estimation methods and the resulting reserves are frequently reviewed and updated, and adjustments, if necessary, are reflected in the period known.
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
     The following table reflects the change in our estimate of claims liability as of June 30, 2007 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding June 30, 2007 by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Dollar amounts are in thousands.

Increase (Decrease) in
(Decrease) Increase in	Medical Claims and
Estimated Completion Factors	Benefits Payable
(3)%	$19,275
(2)%	12,850
(1)%	6,425
1%	(6,425)
2%	(12,850)
3%	(19,275)
     For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based upon trended per member per month (PMPM) cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of June 30, 2007 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended per Member	Medical Claims and
per Month Cost Estimates	Benefits Payable
(3)%	$(10,695)
(2)%	(7,130)
(1)%	(3,565)
1%	3,565
2%	7,130
3%	10,695
     Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNR at June 30, 2007, net income for the six months ended June 30, 2007 would increase or decrease by approximately $4.0 million, or $0.14 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNR at June 30, 2007, net income for the six months ended June 30, 2007 would increase or decrease by approximately $2.2 million, or $0.08 per diluted share, net of tax.
     The following table shows the components of the change in medical claims and benefits payable for the six months ended June 30, 2007 and 2006. Dollar amounts are in thousands.

	Six Months Ended June 30,
	2007	2006
Balances at beginning of period	$290,048	$217,354
Medical claims and benefits payable from business acquired	—	22,516
Components of medical care costs related to:
Current year	1,036,378	819,466
Prior years	(43,036)	(34,504)

Total medical care costs	993,342	784,962
Payments for medical care costs related to:
Current year	764,638	603,585
Prior years	215,513	171,458

Total paid	980,151	775,043

Balances at end of period	$303,239	$249,789

Days in claims payable	54	54
Number of members at end of period	1,076,000	1,008,000
Number of claims in inventory at end of period (1)	254,794	279,052
Billed charges of claims in inventory at end of period (1)	$260,108	$259,015
Claims in inventory per member at end of period (1)	0.24	0.30

(1)	2006 claims data excludes information for Cape Health Plan membership of approximately 88,000 members. Cape membership was processed on a separate claims platform through December 31, 2006.
     Our claims liability includes an allowance for adverse claims development based on historical experience and other factors including, but not limited to, variation in claims payment patterns, changes in utilization and cost trends, known outbreaks of disease, and large claims. Accordingly, any benefit recognized in medical care costs resulting from favorable development of an estimated liability at the start of the period (captured as a component of “medical care costs related to prior years”) may be offset by the addition of an allowance for adverse claims development when estimating the liability at the end of the period (captured as a component of “medical care costs related to current year”). During the second quarter of 2006, the Company recognized a net benefit in medical care costs of approximately $5.0 million due to favorable development of its medical claims liability at December 31, 2005.
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
     As of June 30, 2007, we had cash and cash equivalents of $471.5 million, unrestricted investments of $78.5 million, and restricted investments of $23.5 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. At June 30, 2007, our investments (all of which were classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the condensed consolidated balance sheet. Declines in interest rates over time will reduce our investment income.
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
     Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     Derivative Action. On August 8, 2005, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 337912 (the “Derivative Action”). The Derivative Action purports to allege claims on behalf of Molina Healthcare, Inc. against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402, arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the securities class action lawsuit that had been filed against the Company in late July 2005 in the United States District Court for the Central District of California, Case No. CV 05-5460 GPS (SHx), which lawsuit also arose out of the Company’s announcement of its guidance for the 2005 fiscal year (the “Federal Class Action”). In November 2006, the Federal Class Action was dismissed with prejudice and without liability. As a result of the final disposition of the Federal Class Action, on June 21, 2007, the Los Angeles Superior Court held a hearing on the Company’s demurrer to the derivative complaint. The Superior Court sustained the Company’s demurrer, but granted the plaintiff leave to amend its complaint. On July 11, 2007, the plaintiff filed an amended complaint. The Company intends to file a demurrer with respect to the amended complaint. Discovery in the Derivative Action is stayed pending the court’s final ruling on the Company’s demurrer. No prediction can be made at this time as to the outcome of the Derivative Action.
     Malpractice Action. On February 1, 2007, a complaint was filed in the Superior Court of the State of California for the County of Riverside by plaintiff Staci Robyn Ward through her guardian ad litem, Case No. 465374. The complaint purports to allege claims for medical malpractice against Molina Medical Centers and certain other defendants. The plaintiff alleges that the defendants failed to properly diagnose her medical condition which has resulted in her severe and permanent disability. The proceeding is in the early stages, and no prediction can be made as to the outcome.
     Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants, including Cimarron Health Plan, the predecessor of our New Mexico HMO. The plaintiffs assert that NMHSD and the defendant HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery is currently underway. In a series of rulings on the HMO defendants’ summary judgment motions, the court has dismissed all money damage claims against the Company’s New Mexico HMO. The only claims that remain are declaratory and injunctive relief claims. The New Mexico HMO has filed a motion for summary judgment with respect to those remaining claims. The hearing on the motion is set for August 15, 2007. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which the Company acquired Health Care Horizons, Inc., the parent company to our New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order to indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, approximately $4,100 remains in the indemnification escrow fund.
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

Item 4. Submission of Matters to a Vote of Security Holders
     At our 2007 Annual Meeting of Stockholders held on May 9, 2007, our stockholders elected three Class II directors as follows:

Director	Votes For	Votes Withheld
Charles Z. Fedak	25,545,708	707,454
John C. Molina	25,612,278	640,884
Sally K. Richardson	26,125,799	127,363
     The three directors’ terms as Class II directors shall continue until the 2010 Annual Meeting of Stockholders. There were no additional matters voted upon at the Annual Meeting.
Item 5. Other Information.
     Effective as of July 1, 2007, Molina Healthcare of Ohio, Inc., a subsidiary of the Company, entered into contracts with the Ohio Department of Job and Family Services with respect to both the Covered Families and Children (CFC) Medicaid program, and the Aged, Blind or Disabled (ABD) Medicaid program. The contracts extend through June 30, 2008. As of June 30, 2007, there were approximately 123,000 CFC Medicaid members, and approximately 15,000 ABD Medicaid members, covered under the contracts. Revenues under the contracts represented approximately 12.7% and 3.2%, respectively, of our total revenues through the first six months of the 2007 fiscal year. Copies of the contracts are attached hereto as Exhibits 10.1 and 10.2, respectively.
     Effective as of April 12, 2007, Molina Healthcare of California Partner Plan, Inc., a subsidiary of the Company and affiliate of Molina Healthcare of California, entered into a contract renewal with the California Department of Health Services with respect to the San Diego Geographic Managed Care program. The contract renewal extends through December 31, 2008 the same general terms and conditions of the parties’ previous contract covering Medi-Cal (California Medicaid) members in San Diego County, California. The amendment also increases various capitation rates on a retroactive basis starting from January 1, 2006, and provides for further capitation rate increases effective as of July 1, 2006, and July 1, 2007. As of June 30, 2007, there were approximately 42,000 Medi-Cal members covered under the contract, and revenues under the contract represented approximately 2.8% of the Company’s total revenues through the first six months of the 2007 fiscal year. A copy of the contract is attached hereto as Exhibit 10.4. Pursuant to California Government Code Section 6254(q) which requires provider contracts entered into by the California Medical Assistance Commission to remain confidential for one year and for rate terms to remain confidential for four years, confidential treatment has been requested for the bulk of this document.
     Effective as of July 1, 2007, Molina Healthcare of Utah, Inc., a subsidiary of the Company, entered into a contract extension with the Utah Department of Health with respect to its Medicaid members. The contract extends through December 31, 2007 the same terms and conditions of the parties’ previous contract. The parties have agreed to negotiate a new savings sharing provision which shall be retroactive to the commencement of the Utah state fiscal year 2008 (July 1, 2007 through June 30, 2008). As of June 30, 2007, there were approximately 47,000 Medicaid members covered under the contract, and revenues under the contract represented approximately 5.2% of the Company’s total revenues through the first six months of the 2007 fiscal year. A copy of the contract is attached hereto as Exhibit 10.5.
     The Company does not believe that its business is substantially dependent on any one of the contracts described above.
Item 6. Exhibits
     A list of exhbits required to be filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC. (Registrant)
/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 7, 2007

/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: August 7, 2007

EXHIBIT INDEX

Exhibit No.	Title
10.1	Ohio Medical Assistance Provider Agreement for Managed Care Plan CFC Eligible Population effective July 1, 2007.

10.2	Ohio Medical Assistance Provider Agreement for Managed Care Plan ABD Eligible Population effective July 1, 2007.

10.3	Contract between Molina Healthcare of California Partner Plan, Inc. and California Department of Health Services regarding San Diego Geographic Managed Care Program.**

10.4	Contract between Molina Healthcare of California Partner Plan, Inc. and the California Department of Health Services regarding Sacramento Geographic Managed Care Program.**

10.5	Contract between Molina Healthcare of Utah, Inc. and the Utah Department of Health effective July 1, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	In accordance with the requirements of California Government Code Section 6254(q), confidential treatment has been requested for this Exhibit pursuant to Rule 406 promulgated under the Securities Act.