Form 10-Q
period 2007-09-30
MOLINA HEALTHCARE INC
filed 2007-11-08
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number: 001-31719

Molina Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4204626 (I.R.S. Employer Identification No.)

200 Oceangate, Suite 100, Long Beach, California (Address of principal executive offices)	90802 (Zip Code)
(562) 435-3666
(Registrant’s telephone number, including area code)
One Golden Shore Drive
Long Beach, California 90802
(Former name, former address, and former fiscal year, if changed since last report)

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of November 7, 2007, was 28,361,121.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements.
MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Amounts in thousands, except share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$447,594	$403,650
Investments	108,161	81,481
Receivables	124,145	110,835
Income tax receivable	—	7,960
Deferred income taxes	577	313
Prepaid expenses and other current assets	11,424	9,263

Total current assets	691,901	613,502
Property and equipment, net	47,431	41,903
Goodwill and intangible assets, net	133,502	143,139
Restricted investments	27,762	20,154
Receivable for ceded life and annuity contracts	30,929	32,923
Other assets	14,492	12,854

Total assets	$946,017	$864,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$308,722	$290,048
Deferred revenue	42,043	18,120
Income tax payable	1,242	—
Accounts payable and accrued liabilities	61,778	46,725

Total current liabilities	413,785	354,893
Long-term debt	20,000	45,000
Deferred income taxes	1,056	6,700
Liability for ceded life and annuity contracts	30,929	32,923
Other long-term liabilities	11,808	4,793

Total liabilities	477,578	444,309
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 28,346,685 shares at September 30, 2007 and 28,119,026 shares at December 31, 2006	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	181,841	173,990
Accumulated other comprehensive income (loss)	111	(337)
Retained earnings	306,849	266,875
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	468,439	420,166

Total liabilities and stockholders’ equity	$946,017	$864,475

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except net income per share)

Revenue:
Premium revenue	$628,402	$512,080	$1,791,764	$1,441,197
Investment income	7,632	5,385	21,061	14,278

Total revenue	636,034	517,465	1,812,825	1,455,475
Expenses:
Medical care costs	525,902	430,870	1,519,244	1,215,832
General and administrative expenses	74,235	60,504	204,831	168,025
Depreciation and amortization	7,082	5,633	20,274	15,265
Impairment charge on purchased software	—	—	782	—

Total expenses	607,219	497,007	1,745,131	1,399,122

Operating income	28,815	20,458	67,694	56,353
Other expense:
Interest expense	(530)	(645)	(2,380)	(1.636)

Total other expense	(530)	(645)	(2,380)	(1,636)

Income before income taxes	28,285	19,813	65,314	54,717
Income tax expense	10,772	7,472	24,895	20,634

Net income	$17,513	$12,341	$40,419	$34,083

Net income per share:
Basic	$0.62	$0.44	$1.43	$1.22

Diluted	$0.62	$0.44	$1.43	$1.21

Weighted average shares outstanding:
Basic	28,306	28,022	28,229	27,942

Diluted	28,441	28,346	28,356	28,253

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Operating activities
Net income	$40,419	$34,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,274	15,265
Amortization of capitalized credit facility fees	646	646
Deferred income taxes	(4,139)	(2,510)
Stock-based compensation	5,238	4,331
Changes in operating assets and liabilities:
Receivables	(13,310)	(13,099)
Prepaid expenses and other current assets	(2,161)	2,068
Medical claims and benefits payable	18,674	17,036
Deferred revenue	23,923	—
Accounts payable and accrued liabilities	14,763	7,411
Income taxes	8,989	1,955

Net cash provided by operating activities	113,316	67,186
Investing activities
Purchases of equipment	(16,514)	(13,285)
Purchases of investments	(85,252)	(103,702)
Sales and maturities of investments	59,292	115,866
Increase in restricted cash	(7,608)	(738)
Net cash acquired in purchase transactions	—	5,820
Increase in other long-term liabilities	6,569	42
Increase in other assets	(2,921)	(1,218)

Net cash used in investing activities	(46,434)	2,785
Financing activities
Borrowings under credit facility	—	20.000
Repayment of amounts borrowed under credit facility	(25,000)	(5,000)
Payment of credit facility fees	(551)	—
Repurchase and retirement of common stock	(480)	—
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	554	1,094
Proceeds from exercise of stock options and employee stock purchases	2,539	1,816

Net cash (used in) provided by financing activities	(22,938)	17,910

Net increase in cash and cash equivalents	43,944	87,881
Cash and cash equivalents at beginning of period	403,650	249,203

Cash and cash equivalents at end of period	$447,594	$337,084

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$15,003	$19,969

Interest	$2,695	$1,589

Schedule of non-cash investing and financing activities:
Change in unrealized loss on investments	$720	$386
Deferred taxes	(272)	(148)

Change in net unrealized loss on investments	$448	$238

Value of stock issued for employee compensation earned in previous year	$—	$2,178

Details of acquisitions:
Fair value of assets acquired	$—	$86,024
Less cash acquired in purchase transaction	—	(49,820)
Deferred taxes	—	(42,024)

Change in net unrealized gain on investments	$—	$(5,820)

Cumulative effect of adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$446	—

Deferred tax asset related to business purchase	$2,041	$—

Accrual for capital expenditures	$290	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share data)
September 30, 2007
1. The Reporting Entity
     Molina Healthcare, Inc., or the Company, is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid, the State Children’s Health Insurance Program, or SCHIP, and other government-sponsored health care programs for low-income families and individuals. Beginning on January 1, 2006, we began to serve a small number of individuals who are eligible to receive health care benefits under both the Medicaid and the Medicare programs — members who are commonly known as “dual eligibles.” We operate our business through wholly owned corporate subsidiary health plans in the states of California, Indiana (only through December 31, 2006), Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington.
     The comparability of our consolidated financial statements between certain time periods may be affected by our acquisitions and start-up activities over the past two years. Effective as of May 15, 2006, we acquired Cape Health Plan, Inc. in Michigan. Our Texas health plan began serving members in September 2006. The Medicaid contract of our Indiana health plan expired without renewal on December 31, 2006 and that health plan is currently winding up its operations. On November 1, 2007, we acquired and began operating Mercy CarePlus, a licensed health plan in Missouri. Our Nevada health plan serves only a limited number of dual eligible members.
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
Stock-Based Compensation
     At September 30, 2007, we had two stock-based employee compensation plans: the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. The 2000 Omnibus Stock and Incentive Plan has been frozen since 2003. The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified prospective method.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The related expenses for the fair value of stock grants were charged to general and administrative expenses. Total stock-based compensation expense (net of tax) for the three months and nine months ended September 30, 2007 and 2006 are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options (including shares issued under our employee stock purchase plan)	$312	$592	$1,398	$1,673
Stock grants	677	395	1,850	1,025

Total stock-based compensation expense, net of tax	$989	$987	$3,248	$2,698

     Stock option activity during the nine months ended September 30, 2007 is summarized below:

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
		Exercise	Intrinsic	Term
	Shares	Price	Value	(Years)
Outstanding as of December 31, 2006	789,965	$25.78
Granted	256,100	31.50
Exercised	(145,793)	12.93
Forfeited	(82,922)	30.47

Outstanding as of September 30, 2007	817,350	$29.39	$6,345	7.88

Exercisable as of September 30, 2007	377,883	$27.12	$3,959	6.71

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.55%	N/A	4.52%	4.54%
Expected volatility	37.95%	N/A	48.18%	53.1%
Expected option life (in years)	6.00	N/A	6.11	6.00
Expected dividend yield	None	N/A	None	None
     The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase our common stock. The expected option life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. There were no material changes made to the methodology used to determine the assumptions during the third quarter of 2007.
     The weighted-average fair value of options granted during the three and nine months ended September 30, 2007 were $12.05 and $16.30, respectively. No options were granted during the third quarter of 2006. The weighted-average fair value of options granted during the nine months ended September 30, 2006 was $12.87.
     The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 amounted to $304 and $2,862, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 amounted to $1,295 and $3,164, respectively.
     The total fair value of restricted shares granted during the three and nine months ended September 30, 2007 was $523 and $7,071, respectively. The total fair value of restricted shares granted during the three and nine months ended September 30, 2006 were $590 and $2,249, respectively.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The total fair value of restricted shares vested during the three and nine months ended September 30, 2007 was $1,336 and $2,322, respectively. The total fair value of restricted shares vested during the three and nine months ended September 30, 2006 was $1,128 and $1,709, respectively.
     Non-vested restricted stock and restricted stock unit activity for the nine months ended September 30, 2007 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested balance as of December 31, 2006	101,758	$39.10
Granted	223,250	31.67
Vested	(71,205)	36.09
Forfeited	(23,490)	33.39

Non-vested balance as of September 30, 2007	230,313	$33.41

     As of September 30, 2007, there was $12,622 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of two years.
Earnings Per Share
     The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares outstanding at the beginning of the period	28,284,000	27,996,000	28,119,000	27,792,000
Weighted average number of shares issued for stock options, stock grants, and employee stock purchases	22,000	26,000	110,000	150,000

Denominator for basic earnings per share	28,306,000	28,022,000	28,229,000	27,942,000
Dilutive effect of employee stock options and restricted stock	135,000	324,000	127,000	311,000

Denominator for diluted earnings per share	28,441,000	28,346,000	28,356,000	28,253,000

     As discussed in Note 8, Subsequent Events, we issued and sold $200 million aggregate principal amounts of our 3.75% Convertible Senior Notes (the “Notes”). The Notes are convertible, under certain circumstances, at an initial conversion rate of 21.3067 shares of our common stock per one thousand dollar principal amount of notes, subject to adjustment.
     As of September 30, 2007, because the conversion price per share of common stock exceeded our share price, these contingently issuable shares were ignored in the computation of diluted earnings per share.
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 effective January 1, 2007. The Company collects premium taxes from various states on premium revenue, which are accounted for on a gross basis.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Premium taxes included in premium revenue totaled $21,100 and $16,200 for the three months ended September 30, 2007 and 2006, respectively. Premium taxes included in premium revenue totaled $60,300 and $43,400 for the nine months ended September 30, 2007 and 2006, respectively. Premium taxes are included in “General and administrative expenses” in our Condensed Consolidated Statements of Income.
     On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation, the Company recognized a $446 increase to liabilities for uncertain tax positions of which the entire increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, the Company had $4,355 of total gross unrecognized tax benefits including accrued interest. Of this total, $1,524 (net of federal benefit of state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future period. As of September 30, 2007, the Company had $4,888 of total gross unrecognized tax benefits of which $1,146 (net of federal benefit of state issues) represents the amount of unrecognized tax benefits that, if recognized, could favorably affect the effective income tax rate in any future period.
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007 and December 31, 2006, the Company had accrued cumulative $539 and $384 (before federal and state tax benefit), respectively, for the payment of interest and penalties.
     During the three months ended March 31, 2007, the Company settled an examination by the Internal Revenue Service (IRS) in connection with certain tax positions taken by a subsidiary that was acquired in 2006. As the result of this settlement, the Company reduced its FIN 48 liability by $213 which included interest of $33.
     During the three months ended June 30, 2007, the Company settled an examination with the state taxing authority. As a result of the settlement, the Company made a payment to reduce its FIN 48 liability by $361.
     During the three months ended September 30, 2007, the Company settled with a state taxing authority for certain refund claims filed based on additional state tax credits identified for years between 1998 and 2001. As a result of the settlement, the Company reduced its FIN 48 liability by $494.
     The Company is subject to taxation in the United States and various states. With few exceptions, the Company is no longer subject to U.S. federal tax examination for tax years including or before 2003 and state as well as local income tax examination for tax years including or before 2002.
     Other recent accounting pronouncements issued by the FASB (including the EITF), the AICPA, and the SEC did not have, nor does management believe they will have, a material impact on our present or future consolidated financial statements.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Receivables
     Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable by operating subsidiary for the periods indicated were:

	September 30,	December 31,
	2007	2006
California HMO	$32,672	$32,404
Utah HMO	43,800	46,570
Ohio HMO	30,505	11,611
Washington HMO	8,192	7,447
Others	8,976	12,803

Total receivables	$124,145	$110,835

     Substantially all receivables due our California health plan at September 30, 2007 and December 31, 2006 were collected in October 2007 and January 2007, respectively.
     Our agreement with the State of Utah calls for the reimbursement of our Utah health plan for medical costs incurred in serving our members, plus an administrative fee of 9% of such medical costs, plus a portion of any cost savings realized, if any, as measured against a fee-for-service Medicaid model. Our Utah health plan bills the State of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the State of Utah includes: 1) amounts billed to the state for actual paid health care claims plus administrative fees; 2) amounts estimated to be due under the savings sharing provision of the agreement; and 3) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the State of Utah until such claims are actually paid.
     We have estimated the amount that we believe we will recover under our savings sharing agreement with the State of Utah based on the information we have to date and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize may be subject to negotiation with the state. During the third quarter of 2007, we recorded an adjustment to reduce this receivable by $1,700. Our Utah health plan continues to work with the state to assure an appropriate determination of amounts due under the savings share agreement. At September 30, 2007, we have recorded approximately $3,000 in receivables associated with the Utah savings sharing plan. When additional information is known, or agreement is reached with the state regarding the appropriate savings sharing payment amount, we will adjust the amount of savings sharing revenue recorded in our financial statements.
     The receivable due our Ohio health plan includes approximately $9,000 of accrued delivery payments due from the State of Ohio and approximately $20,800 due from a capitated provider group. Our agreement with that group calls for us to pay for certain medical services incurred by the group’s members, and then to deduct the amount of such payments from the monthly capitation paid to the group. This receivable also includes an estimate of our liability for claims incurred by members of this group for which we have not made payment. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our Condensed Consolidated Balance Sheets. At September 30, 2007, this receivable comprised approximately $12,300 paid on behalf of the provider group, which is to be deducted from capitation payments in the months of October and November. An additional $8,500 receivable has been recorded to offset amounts included in “Medical claims and benefits payable” in our Condensed Consolidated Balance Sheets that are the responsibility of the capitated provider group. Our Ohio health plan has withheld approximately $8,800 from capitation payments due this provider group and placed the funds in an escrow account. The Ohio health plan is entitled to the escrow amount if the provider is unable to repay amounts owed to us. The escrow amount is included in “Restricted Investments” in our Consolidated Balance Sheets. Monthly gross capitation paid to the provider group is approximately $8,300.
4. Other Assets
     Other assets include an investment in a vision services provider (see Note 7. Related Party Transactions), deferred financing costs associated with our secured credit agreement, and certain investments held in connection with our deferred employee compensation program. A liability approximately equal to the assets held in connection with our deferred employee compensation program is included in other long-term liabilities.
5. Long-Term Debt
     On March 9, 2005, we entered into an amended and restated secured credit agreement with a syndicate of lenders providing for a $180,000 revolving credit facility. Effective May 25, 2007, we entered into a third amendment of the credit agreement increasing the size of the credit facility to $200,000. The credit facility is used for working capital

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and general corporate purposes. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the credit facility to up to $250,000. The credit facility matures on May 24, 2012.
     Borrowings under the credit facility are based, at our election, on the London interbank offered rate, or LIBOR, or the base rate plus an applicable margin. The base rate will equal the higher of Bank of America’s prime rate or 0.5% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the credit facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated EBITDA. The applicable margins range between 0.75% and 1.75% for LIBOR loans and between 0% and 0.75% for base rate loans. The commitment fee ranges between 0.15% and 0.275%. In addition, we are required to pay a fee for each letter of credit issued under the credit facility equal to the applicable margin for LIBOR loans and a customary fronting fee.
     Our obligations under the credit facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Michigan, New Mexico, Ohio, Utah, and Washington health plan subsidiaries.
     The amended credit agreement includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and our fixed charge coverage ratio. The credit agreement also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At September 30, 2007, we were in compliance with all financial covenants in the credit agreement.
     During the first nine months of 2007, we repaid $25,000 of our borrowings under the credit facility. At September 30, 2007 and December 31, 2006, the amounts outstanding under the credit facility were $20,000 and $45,000, respectively.
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
     Derivative Action. On August 8, 2005, plaintiff Perry Jarrell filed a shareholder derivative complaint in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 337912 (the “Derivative Action”). The Derivative Action purported to allege claims on behalf of Molina Healthcare, Inc. against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402, arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the securities class action lawsuit that had been filed against the Company in late July 2005 in the United States District Court for the Central District of California, Case No. CV 05-5460 GPS (SHx), which lawsuit also arose out of the Company’s announcement of its guidance for the 2005 fiscal year (the “Federal Class Action”). In November 2006, the Federal Class Action was dismissed with prejudice and without liability. As a result of the final disposition of the Federal Class Action, on June 21, 2007, the Los Angeles Superior Court held a hearing on the Company’s demurrer to the derivative complaint. The Superior Court sustained the Company’s demurrer, but granted the plaintiff leave to amend its complaint. On October 12, 2007, the Superior Court held a hearing on the Company’s demurrer to the plaintiff’s amended derivative complaint. At that hearing, the Superior Court sustained the Company’s demurrer with prejudice and without leave to amend.
     Malpractice Action. On February 1, 2007, a complaint was filed in the Superior Court of the State of California for the County of Riverside by plaintiff Staci Robyn Ward through her guardian ad litem, Case No. 465374. The complaint purports to allege claims for medical malpractice against Molina Medical Centers and certain other defendants. The plaintiff alleges that the defendants failed to properly diagnose her medical condition which

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resulted in her severe and permanent disability. On July 22, 2007, the plaintiff passed away. The proceeding is in the early stages, and no prediction can be made as to the outcome.
     Starko. Our New Mexico health plan is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants, including Cimarron Health Plan, the predecessor of our New Mexico health plan. The plaintiffs assert that NMHSD and the defendant HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery is currently underway. On July 10, 2007, the court dismissed all damages claims against Molina Healthcare of New Mexico, leaving only a pending action for injunctive and declaratory relief. On August 15, 2007, the court held a hearing on the motion of Molina Healthcare of New Mexico to dismiss the plaintiffs’ claims for injunctive and declaratory relief. At that hearing, the court dismissed all remaining claims against Molina Healthcare of New Mexico. The plaintiffs have filed a Notice of Appeal of the court’s dismissal orders. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which the Company acquired Health Care Horizons, Inc., the parent company to our New Mexico health plan, an indemnification escrow account was established and funded with $6,000 in order to indemnify our New Mexico health plan against the costs of such litigation and any eventual liability or settlement costs. Currently, approximately $4,100 remains in the indemnification escrow fund.
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
Regulatory Capital and Dividend Restrictions
     Our principal operations are conducted through our HMO subsidiaries operating in California, Michigan, Nevada, New Mexico, Ohio, Texas, Washington, and Utah. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of cash dividends, loans, or advances, was $263,800 at September 30, 2007 and $236,800 at December 31, 2006. The National Association of Insurance Commissioners (NAIC) adopted model rules effective December 31, 1998 which, if implemented by a state, set new minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington have adopted these rules, although the rules as adopted may vary somewhat from state to state. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of September 30, 2007, our HMOs had aggregate statutory capital and surplus of approximately $279,000, compared to the required minimum aggregate statutory capital and surplus of approximately $152,000. All of our HMOs were in compliance with the minimum capital requirements at September 30, 2007. We have the ability and commitment to provide additional capital to each of our HMOs when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
7. Related Party Transactions
     Effective March 1, 2006, we assumed an office lease from Millworks Capital Ventures with a remaining term of 52 months (through July 2010). Millworks Capital Ventures is owned by John C. Molina, our chief financial officer, and his wife. The monthly base lease payment is approximately $18 and is subject to an annual increase. Based on a market report prepared by an independent realtor, we believe the terms and conditions of the assumed lease are at fair market value. We are currently using the office space under the lease for an office expansion. Payment made under this lease totaled $57 and $56 for the three months ended September 30, 2007 and 2006, respectively. Payment made under this lease totaled $188 and $113 for the nine months ended September 30, 2007 and 2006, respectively.
     We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach. Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by Dr. Martha Bernadett, our Executive Vice President, Research and Development, and her husband. We believe that the claims submitted to us by Pacific Hospital were reimbursed at prevailing market rates. Effective June 1, 2006, the Company entered into an additional agreement with Pacific Hospital as part of a capitation arrangement. Under this arrangement, Pacific Hospital receives a fixed fee per member per month from us based on member type. Amounts paid under the terms of both agreements were $1,226 and $73 for the three months ended September 30, 2007 and 2006, respectively. Amounts paid under the terms of both agreements were $3,410 and $316 for the nine months ended September 30, 2007 and 2006, respectively.
     Other assets at September 30, 2007 included an equity investment of approximately $3,500 in a vision services provider that provides medical services to the Company’s members. Payments to the vision services provider were $3,350 and $2,209 for the three months ended September 30, 2007 and 2006, respectively. Payments to the vision services provider were $9,224 and $5,670 for the nine months ended September 30, 2007 and 2006, respectively.
8. Subsequent Events
Issuance of Senior Convertible Notes
     On October 11, 2007, we completed our offering of $200 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds to us in the amount of $193,400. The Notes are convertible into cash and, under certain circumstances, shares of our common stock at an initial conversion rate of 21.3067 shares of common stock per one thousand dollar principal amount of notes, subject to adjustment. This conversion rate is equivalent to an initial conversion price of approximately $46.93 per share.
     During the month of October 2007, we used a portion of the net proceeds from our sale of the Notes to pay off in full the $20,000 owed under our credit facility at September 2007. We intend to use the remaining net proceeds to fund future acquisitions and expansion and for general corporate purposes, including working capital.
Acquisition of Mercy CarePlus
     On September 6, 2007, we entered into a definitive Purchase Agreement to acquire Mercy CarePlus (Mercy), a Medicaid managed care organization based in St. Louis, Missouri. The purchase price for the acquisition of all of Mercy’s outstanding limited liability company units is approximately $80,000 ($74,000, net of retained cash), and is subject to certain adjustments. The acquisition closed on November 1, 2007, and was funded with the net proceeds from our sale of the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. All statements, other than statements of historical facts, that we include in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated as a result of, but not limited to, the following factors:
•	the continuing achievement of savings from a decrease in the overall medical care ratio of our health plans, including the individual medical care ratios of our Ohio and Texas health plans;

•	risks related to our lack of experience with members in Ohio, Texas, and Missouri;

•	an increase in enrollment in our dual eligible population consistent with our expectations;

•	our ability to reduce administrative costs in the event enrollment or revenue is lower than expected;

•	increased administrative costs in support of the Company’s efforts to expand Medicare membership;

•	our ability to accurately estimate incurred but not reported medical costs;

•	the securing of adequate premium rate increases under the government contracts of our health plans;

•	the potential termination or expiration without renewal of the government contracts of our health plans;

•	our dependence upon a relatively small number of government contracts and subcontracts for our revenue;

•	limitations in our ability to control our medical costs and other operating expenses;

•	the payment of savings sharing income by the State of Utah to our Utah plan consistent with our expectations;

•	the negative impact of the DRG rate rebasing in Washington being greater than expected, and the possibility that our new rates in Washington for 2008 will not fully offset the rate rebasing;

•	the potential for disagreement with the State of New Mexico over the proper interpretation of our Salud! Medicaid managed care contract;

•	risks related to our new Medicare Advantage plans with prescription drug coverage, or MAPD plans, including our lack of operating experience with such plans, compliance issues, and confusion regarding the new plans among Medicare beneficiaries, providers, pharmacists, and regulators;

•	the successful and cost-effective integration of Mercy CarePlus, including risks related to our lack of a prior operating history in Missouri;

•	the availability of adequate financing to fund and/or capitalize our acquisitions and start-up activities;

•	membership eligibility processes and methodologies;

•	unexpected changes in demographics, member utilization patterns, healthcare practices, or healthcare technologies;

•	high dollar claims related to catastrophic illness or conditions;

•	risks related to the continued solvency of our major providers and provider groups;

•	changes in federal or state laws or regulations or in their interpretation;

•	failure to maintain effective, efficient, and secure information systems and claims processing technology;

•	the unfavorable resolution of pending litigation or arbitration;

•	risks associated with the potential perception among regulators, governmental representatives, and the public of abuses occurring within the Medicaid or Medicare managed care sectors and the association or general attribution of such negative perceptions to the Company;

•	funding decreases in the Medicaid, SCHIP, or Medicare programs or the failure to timely renew the SCHIP program;

•	risks associated with the Notes;

•	epidemics such as the avian flu; and

•	changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations, including the recently enacted citizenship certification requirements.
     Investors should refer to our annual report on Form 10-K for the year ended December 31, 2006, to our quarterly reports on Form 10-Q, and to our prospectus supplement filed on October 5, 2007, for a discussion of certain risk factors which could materially affect our business, financial condition, or future results. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.
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

Overview
     Our financial performance for the three and nine months ended September 30, 2007 as compared to our financial performance for the three and nine months ended September 30, 2006 may be briefly summarized, respectively in each case, as follows (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)
Earnings per diluted share	$0.62	$0.44	$1.43	$1.21
Premium revenue	$628,402	$512,080	$1,791,764	$1,441,197
Operating income	$28,815	$20,458	$67,694	$56,353
Net income	$17,513	$12,341	$40,419	$34,083
Medical care ratio	83.7%	84.1%	84.8%	84.4%
G&A expenses as a percentage of total revenue	11.7%	11.7%	11.3%	11.5%
Total ending membership			1,070,000	1,015,000
Revenue
     Premium revenue is fixed in advance of the periods covered and is not generally subject to significant accounting estimates. For the nine months ended September 30, 2007, we received approximately 91.5% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations for whom we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs periodically adjust premium rates. The amount of these premiums may vary substantially between states and among various government programs. PMPM premiums for members of the State Children’s Health Insurance Program, or SCHIP, are generally among the Company’s lowest, with rates as low as approximately $75 PMPM in California and Utah. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population — the Medicaid group that includes most mothers and children — PMPM premiums range between approximately $90 in California to a high of approximately $200 in Ohio. Among our Medicaid Aged, Blind and Disabled (ABD) membership, PMPM premiums range from approximately $320 in California to over $1,000 in New Mexico and Ohio. Medicare revenue is approximately $1,200 PMPM. Approximately 3.7% of our premium revenue in the nine months ended September 30, 2007 was realized under a Medicaid cost-plus reimbursement agreement that our Utah plan has with that state. We also received approximately 4.8% of our premium revenue for the nine months ended September 30, 2007 in the form of birth income — a one-time payment for the delivery of a child — from the Medicaid programs in Michigan, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs. Premium revenue realized under Medicare was approximately $32.1 million for the nine months ended September 30, 2007.
     Certain components of premium revenue are subject to accounting estimates. Chief among these are (i) that portion of premium revenue paid to our New Mexico health plan by the State of New Mexico that exceeds certain specified floor amounts that are required to be expended on defined medical care costs, and (ii) the additional premium revenue our Utah health plan is entitled to receive from the State of Utah as an incentive payment for saving the State of Utah money in relation to fee-for-service Medicaid.
     Our contract with the State of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs. During the third quarter of 2007, we recorded an adjustment in the amount of $2.2 million to reduce the estimated liability associated with this requirement for the two-year period ended June 30, 2007. At September 30, 2007, we have recorded a liability of approximately $13.8 million under our interpretation of the existing terms of this contract provision. Any change to the terms of this provision, including revisions to the definitions of premium revenue or medical care costs, the period of time over which the minimum percentage is measured or the manner of its measurement, or the percentage of revenue required to be spent on the defined medical care costs, may trigger a change in this amount.
     We have estimated the amount that we believe we will recover under our savings sharing agreement with the State of Utah based on the information we have to date and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize may be subject to negotiation with the state. During the third quarter of 2007, we recorded an adjustment to reduce this receivable by $1.7 million. Our Utah health plan continues to work with the state in an effort to assure an appropriate determination of amounts due under the savings share agreement. At September 30, 2007, we had recorded approximately $3.0 million in receivables associated with the Utah savings sharing plan. When additional information is known, or agreement is reached with the state regarding the appropriate savings sharing payment amount, we will adjust the amount of savings sharing revenue recorded in our financial statements.
     Historically, membership growth has been the primary reason for our increasing revenues, although more recently our revenues have also grown due to the more care intensive benefits associated with our ABD and dual eligible members. We have increased our membership (excluding the Indiana health plan) through both internal growth and acquisitions. The following table sets forth the approximate total number of members by state as of the dates indicated.

	As of	As of	As of
	September 30,	December 31,	September 30,
Market	2007	2006	2006
California	288,000	300,000	302,000
Michigan	211,000	228,000	227,000
New Mexico	69,000	65,000	62,000
Ohio	138,000	76,000	33,000
Texas	30,000	19,000	3,000 (2)
Utah	50,000	52,000	54,000
Washington	284,000	281,000	280,000

Subtotal	1,070,000	1,021,000	961,000
Indiana	N/A (1)	56,000	54,000

Total	1,070,000	1,077,000	1,015,000

(1)	The Company’s Indiana health plan ceased serving members effective January 1, 2007.

(2)	The Company’s Texas health plan commenced operations in September 2006.
     The ending membership for our Medicare Advantage Special Needs plans by state is as follows:

	September 30, 2007	December 31, 2006	September 30, 2006
California	875	549	455
Michigan	814	152	138
Nevada	178	—	—
Utah	1,802	1,452	1,426
Washington	446	235	153

Total	4,115	2,388	2,172

     The ending membership for our Aged, Blind and Disabled (“ABD”) population by state is as follows:

	September 30, 2007	December 31, 2006		September 30, 2006
California	10,912	10,717		10,368
Michigan	31,488	22,540	(1)	22,553	(1)
New Mexico	6,844	6,697		6,674
Ohio	14,965	—		—
Texas	16,515	—		—
Utah	7,056	6,827		6,763
Washington	2,715	2,713		2,727

Total	90,495	49,494		49,085

(1)	Does not include the ABD membership of Cape Health Plan.

     The following table details total member months (defined as the aggregation of each month’s ending membership for the period) by state for the periods indicated:

	Three Months Ended
	September 30,				% of Increase
	2007		2006		(Decrease)
California	859,000		911,000		(5.7)%
Michigan	640,000		681,000		(6.0)%
New Mexico	200,000		181,000		10.5%
Ohio	416,000		95,000		337.9%
Texas	90,000		3,000	(2)	N/A
Utah	142,000		167,000		(15.0)%
Washington	854,000		846,000		0.9%

Subtotal	3,201,000		2,884,000		11.0%
Indiana	N/A	(1)	150,000		N/A

Total	3,201,000		3,034,000		5.5%

	Nine Months Ended
	September 30,				% of Increase
	2007		2006		(Decrease)
California	2,619,000		2,785,000		(6.0)%
Michigan	1,967,000		1,677,000		17.3%
New Mexico	589,000		535,000		10.1%
Ohio	1,155,000		229,000		404.4%
Texas	247,000		3,000	(2)	N/A
Utah	438,000		527,000		(16.9)%
Washington	2,570,000		2,572,000		(0.1)%

Subtotal	9,585,000		8,328,000		15.1%
Indiana	N/A	(1)	328,000		N/A

Total	9,585,000		8,656,000		10.7%

(1)	The Company’s Indiana health plan ceased serving members effective January 1, 2007.

(2)	The Company’s Texas health plan commenced operations in September 2006.
Expenses
     Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, costs. Our results of operations are impacted by our ability to manage effectively expenses related to health care services and to estimate accurately costs incurred.
Expenses related to medical care services are captured in the following four categories:
Fee-for-service: Most specialists and hospitals, as well as many primary care physicians, are paid on a capitation basis. Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including per diem amounts, diagnostic-related groups or DRGs, percent of billed charges, case rates, and capitation. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.
Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitation basis. Under capitation contracts, we typically pay a fixed per member per month (“PMPM”) payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.
Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.
Other: Other medical care costs include medically-related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically-related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the three months ended September 30, 2007 and 2006, medically-related administrative costs were approximately $17.1 million and $13.8 million, respectively. For the nine months ended September 30, 2007 and 2006, medically-related administrative costs were approximately $47.9 million and $37.9 million, respectively.
     The following table provides detail of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
			% of Total			% of Total
			Medical			Medical
	Amount	PMPM	Care Costs	Amount	PMPM	Care Costs
Medical care costs:
Fee-for-service costs	$339,841	$106.15	64.6%	$284,648	$93.81	66.1%
Capitation	95,879	29.95	18.2%	68,144	22.46	15.8%
Pharmacy	67,844	21.19	12.9%	51,697	17.04	12.0%
Other	22,338	6.98	4.3%	26,381	8.69	6.1%

Total medical care costs	$525,902	$164.27	100.0%	$430,870	$142.00	100.0%

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
			% of Total			% of Total
			Medical			Medical
	Amount	PMPM	Care Costs	Amount	PMPM	Care Costs
Medical care costs:
Fee-for-service costs	$984,375	$102.70	64.8%	$814,928	$94.14	67.0%
Capitation	276,742	28.87	18.2%	187,997	21.72	15.5%
Pharmacy	194,354	20.28	12.8%	148,858	17.19	12.2%
Other	63,773	6.65	4.2%	64,049	7.40	5.3%

Total medical care costs	$1,519,244	$158.50	100.0%	$1,215,832	$140.45	100.0%

     Our medical care costs include amounts that have actually been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. Such medical care cost liabilities include, among other items, capitation payments owed providers, unpaid pharmacy invoices, and various medically related administrative costs that have been incurred but not paid. We also record reserves for estimated referral claims related to medical groups under contract with us that are financially troubled or insolvent and that may not be able to honor their obligations for the payment of medical services provided by other providers. In these instances, we may be required to honor these obligations for legal or business reasons. Based on our current assessment of providers under contract with us, such losses are not expected to be material. In applying this policy, we use judgment to determine the appropriate assumptions for determining the required estimates.

     The most important part in estimating our medical care costs, however, is our estimate of fee-for-service costs which have been incurred but not paid by us. Fee-for-service costs and their related medical claims and benefits payable are based upon actual historical experience and estimates of fee-for-service costs incurred but not reported, or IBNR. We estimate our IBNR costs monthly using actuarial methods based on a number of factors. Such factors include, but are not limited to, claims receipt and payment experience, changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar claims. We continually review and update the estimation methods and the resulting reserves. Many of our medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation, leading to potential misstatement of some costs in the period in which they are first recorded. Estimates are adjusted monthly as more information becomes available. Any adjustments to reserves are reflected in current operations. We employ our own actuaries and engage the service of independent actuaries as needed. We believe that our process for estimating IBNR is adequate, but all estimates are subject to uncertainties and, on occasion in the past, our actual medical care costs have exceeded such estimates. If our estimated IBNR is less than our actual medical care costs in the future, our results of operations would be negatively impacted. Additionally, if we are unable to accurately estimate IBNR, our ability to take timely corrective actions may be affected, further exacerbating the extent of the negative impact on our results of operations.
     G&A costs are largely comprised of wage and benefit costs related to our employee base, premium taxes, and other administrative expenses. Some G&A services are provided locally, while others are delivered to our health plans from a centralized location. The major centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally-provided functions include marketing (to the extent permitted by law and regulation), plan administration, and provider relations. Included in G&A expenses are premium taxes for each of our health plans in California, Michigan, Nevada, New Mexico, Ohio, Texas, and Washington.

Results of Operations
     The following table sets forth selected consolidated operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium revenue earned and the cost of health care.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Premium revenue	98.8%	99.0%	98.8%	99.0%
Investment income	1.2%	1.0%	1.2%	1.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	83.7%	84.1%	84.8%	84.4%
General and administrative expense ratio, excluding premium taxes	8.4%	8.6%	8.0%	8.5%
Premium taxes included in general and administrative expenses	3.3%	3.1%	3.3%	3.0%

Total general and administrative expense ratio	11.7%	11.7%	11.3%	11.5%

Depreciation and amortization expense ratio	1.1%	1.1%	1.1%	1.0%
Effective tax rate	38.1%	37.7%	38.1%	37.7%
Operating income	4.5%	4.0%	3.7%	3.9%
Net income	2.8%	2.4%	2.2%	2.3%
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Net Income
     Net income for the quarter ended September 30, 2007, increased to $17.5 million, or $0.62 per diluted share, compared to net income of $12.3 million, or $0.44 per diluted share, for the quarter ended September 30, 2006.
     The following tables summarize premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the three months ended September 30, 2007 and September 30, 2006 (PMPM amounts are in whole dollars while other dollar amounts are in thousands):

	Three Months Ended September 30, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$93,154	$108.39	$76,443	$88.95	82.1%	$2,382
Michigan	119,752	187.19	100,378	156.90	83.8%	7,069
New Mexico	72,543	361.23	56,984	283.76	78.6%	2,828
Ohio	125,452	302.02	111,387	268.16	88.8%	5,645
Texas	24,997	279.39	19,041	212.82	76.2%	450
Utah	27,513	193.52	26,534	186.63	96.4%	—
Washington	164,367	192.43	130,216	152.45	79.2%	2,748
Other	624	—	4,919	—	—	7

Consolidated	$628,402	$196.29	$525,902	$164.27	83.7%	$21,129

	Three Months Ended September 30, 2006
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$93,590	$102.71	$85,283	$93.59	91.1%	$2,934
Michigan	122,209	179.25	95,049	139.42	77.8%	7,505
New Mexico	58,648	324.51	50,533	279.61	86.2%	2,164
Ohio	20,977	219.76	20,466	214.41	97.6%	968
Texas	280	108.86	361	140.69	129.2%	24
Utah	39,268	234.81	35,961	215.03	91.6%	—
Washington	152,481	180.40	112,372	132.95	73.7%	2,587
Indiana	24,626	164.15	25,384	169.20	103.1%	—
Other	1	—	5,461	—	—	2

Consolidated	$512,080	$168.77	$430,870	$142.00	84.1%	$16,184

      Premium Revenue
     Premium revenue for the third quarter of 2007 was $628.4 million, an increase of $116.3 million, or 22.7%, over premium revenue of $512.1 million for the third quarter of 2006. Among the factors increasing premium revenue between the third quarter of 2007 and the third quarter of 2006 were:
•	Increased enrollment at our Ohio and Texas health plans. The Ohio health plan contributed $125.5 million in premium revenue in the third quarter of 2007, an increase of $104.5 million from a year ago. The Texas health plan, which commenced operations in September 2006, contributed $25.0 million in premium revenue in the third quarter of 2007 and less than $0.3 million in September 2006.

•	Increased revenue of approximately $14.0 million at our New Mexico health plan due to:
•	A rate increase of approximately 5% effective July 1, 2007;

•	Increased enrollment; and

•	A one time out-of-period increase to revenue of approximately $2.2 million. This adjustment was made to reduce the amount we estimated was owed back to the state for the two-year period ending June 30, 2007, based upon direct medical costs incurred during that period.
     The following items served to decrease premium revenue for the third quarter of 2007 compared to the third quarter of 2006:
•	Termination of operations at our Indiana health plan effective January 1, 2007. The Indiana health plan contributed no premium revenue in the third quarter of 2007 compared to $24.6 million in premium revenue in the third quarter of 2006.

•	Reduced revenue of approximately $11.8 million at our Utah health plan due to:
•	Lower enrollment;

•	Lower medical costs, which reduced revenue under our Utah health plan’s cost-plus reimbursement contract; and

•	An out-of-period reduction of approximately $1.7 million to the amount receivable under a savings sharing agreement with the state. The amount of the receivable for this item has been reduced from approximately $4.7 million at June 30, 2007, to $3.0 million at September 30, 2007. Our Utah health plan continues to work with the state in an effort to assure an appropriate determination of amounts due under the savings sharing agreement.

      Investment Income
     Investment income during the third quarter of 2007 totaled $7.6 million as compared to $5.4 million in the third quarter of 2006, an increase of $2.2 million, as a result of higher invested balances and higher rates of return.
      Medical Care Costs
     Medical care costs as a percentage of premium revenue (the medical care ratio) decreased to 83.7% in the third quarter of 2007 from 84.1% in the third quarter of 2006, an improvement of 40 basis points year-over-year. Sequentially, the medical care ratio decreased from 85.1% for the quarter ended June 30, 2007, an improvement of 140 basis points. We believe that our medical care ratio is normally at its lowest during the third quarter of any given fiscal year as a result of seasonality in medical care utilization.
     The most significant developments regarding medical care costs in the third quarter of 2007 were:
•	An improvement in the medical care ratios of our Ohio and Texas health plans. The medical care ratio of the Ohio health plan declined to 88.8% in the third quarter of 2007 from 97.6% in the third quarter of 2006 and 91.1% in the second quarter of 2007. The medical care ratio of our Texas health plan declined to 76.2% in the third quarter of 2007 from 91.3% in the second quarter of 2007. Our Texas health plan did not have significant premium revenue or medical expense in the third quarter of 2006. We believe that the medical care costs of our Ohio and Texas health plans are developing as anticipated, although the medical care costs of our Texas plan have been somewhat better than anticipated. Nevertheless, the limited claims payment experience for the many members who have been added during 2007 adds a degree of uncertainty to the medical care cost estimates in both Ohio and Texas that is not found with our more mature health plans.

•	An improvement in the medical care ratio of our New Mexico health plan as a result of a 1.5% increase to per member per month medical care costs compared to the third quarter of 2006 and the increases to premium revenue discussed above.

•	An improvement in the medical care ratio of our California health plan as a result of a 5% decrease to per member per month medical care costs compared to the third quarter of 2006, and increases to premium revenue that took effect during the first half of 2007, particularly in San Diego County.

•	Increases in the medical care ratios of our Washington and Michigan health plans when compared to the third quarter of 2006. We believe that the medical care ratios experienced by our Washington and Michigan health plans in the third quarter of 2006 were not reasonably sustainable on a long-term basis.

•	The termination of operations in Indiana. Our Indiana health plan had a medical care ratio of 103.1% in the third quarter of 2006.
     Days in claims payable were 54 days at September 30, 2007, June 30, 2007, and September 30, 2006.
      General and Administrative Expenses
     General and administrative expenses were $74.2 million, or 11.7% of total revenue, for the third quarter of 2007 as compared to $60.5 million, or 11.7% of total revenue, for the third quarter of 2006.
     Core G&A expenses (defined as G&A expenses less premium taxes) decreased to 8.4% of revenue in the third quarter of 2007 compared to 8.6% in the third quarter of 2006, but increased from 7.7% in the second quarter of 2007. The decline in Core G&A as a percentage of total revenue year-over-year is primarily due to higher premium revenue. Core G&A on a per member per month basis increased 14% in the third quarter of 2007 when compared to the third quarter of 2006, while premium revenue per member per month increased by 16%.

     The increase in Core G&A in comparison to the second quarter of 2007 is primarily the result of increases to bonus accruals as a result of our improved financial performance in 2007 as well as our continued investment in the administrative infrastructure necessary to support our Medicare product line. Absent the additional bonus expense recorded in the third quarter of 2007, our Core G&A Ratio would have been 7.8% compared to 7.7% in the second quarter of 2007.
      Depreciation and Amortization
     Depreciation and amortization expense for the third quarter of 2007 increased by $1.5 million compared to the third quarter of 2006. Depreciation expense increased by $1.2 million in the third quarter of 2007 due to investments in infrastructure. Amortization expense increased by $0.3 million in the third quarter of 2007.
      Interest Expense
     Interest expense in the third quarter of 2007 was flat when compared to the third quarter of 2006.
Income Taxes
     Income taxes were recognized in the third quarter of 2007 based upon an effective tax rate of 38.1% as compared to an effective tax rate of 37.7% in the third quarter of 2006. The increase in the effective tax rate in the third quarter of 2007 was due to an increase in that portion of our net income earned by subsidiaries that are subject to state income tax, coupled with the dilution of economic development credits in California due to a larger pretax income in the third quarter of 2007.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     The following summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the nine months ended September 30, 2007 and September 30, 2006 (PMPM amounts are in whole dollars while other dollar amounts are in thousands):

	Nine Months Ended September 30, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$280,796	$107.22	$228,952	$87.42	81.5%	$8,614
Michigan	364,945	185.54	306,163	155.66	83.9%	21,942
New Mexico	191,073	324.23	159,152	270.07	83.3%	6,438
Ohio	311,853	270.08	282,164	244.37	90.5%	14,033
Texas	64,406	260.88	55,163	223.44	85.6%	1,140
Utah	88,473	201.87	81,535	186.04	92.2%	—
Washington	489,254	190.36	392,201	152.60	80.2%	8,117
Other	964	—	13,914	—	—	21

Consolidated	$1,791,764	$186.93	$1,519,244	$158.50	84.8%	$60,305

	Nine Months Ended September 30, 2006
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$279,161	$100.23	$245,599	$88.18	88.0%	$8,918
Michigan	301,739	179.88	234,950	140.06	77.9%	18,259
New Mexico	168,088	314.30	141,657	264.88	84.3%	6,039
Ohio	49,555	216.18	46,199	201.54	93.2%	2,237
Texas	280	108.86	381	148.47	136.4%	24
Utah	126,741	240.30	115,828	219.61	91.4%	—
Washington	460,733	179.17	362,800	141.08	78.7%	7,937
Indiana	54,873	167.16	52,980	161.40	96.6%	—
Other	27	—	15,438	—	—	2

Consolidated	$1,441,197	$166.49	$1,215,832	$140.45	84.4%	$43,416

      Net Income
     Net income for the nine months ended September 30, 2007, increased to $40.4 million, or $1.43 per diluted share, compared to net income of $34.1 million, or $1.21 per diluted share, for the nine months ended September 30, 2006.
      Premium Revenue
     Premium revenue for the nine months ended September 30, 2007, was $1,791.8 million, an increase of $350.6 million, or 24.3%, over premium revenue of $1,441.2 million for the nine months ended September 30, 2006. The increase in premium revenue for the nine months ended September 30, 2007, was driven by increased membership in our Ohio and Texas health plans and by our acquisition of Cape Health Plan in Michigan effective May 15, 2006.
     The Ohio health plan contributed $311.9 million in premium revenue in the nine months ended September 30, 2007, an increase of $262.3 million from a year ago.
     The Texas health plan, which commenced operations in September 2006, contributed $64.4 million in premium revenue in the nine months ended September 30, 2007.
     The premium revenue from the Company’s Michigan health plan increased $63.2 million due primarily to the acquisition of Cape Health Plan.
     The premium revenue from the Utah health plan decreased $38.3 million primarily due to lower enrollment associated with the overall lower Medicaid enrollment throughout the State of Utah.
     The Indiana health plan, where the Company ceased serving members effective January 1, 2007, contributed no premium revenue in the nine months ended September 30, 2007, compared to $54.9 million in premium revenue in the same nine-month period of 2006.
      Investment Income
     Investment income during the nine months ended September 30, 2007, totaled $21.1 million as compared to $14.3 million for the same nine month period of 2006, an increase of $6.8 million, as a result of higher invested balances and higher rates of return.
      Medical Care Costs
     Medical care costs as a percentage of premium revenue (the medical care ratio) increased to 84.8% in the nine months ended September 30, 2007, from 84.4 % in the same nine-month period of 2006, a deterioration of 40 basis points, principally as a result of the higher medical care costs of our Ohio and Texas health plans.
     The medical care ratios reported by the Ohio and Texas health plans for the nine months ended September 30, 2007, were 90.5% and 85.6%, respectively. The Company has previously disclosed its expectation that Ohio and Texas would experience medical care ratios higher than those historically experienced by the Company as a whole. Additionally, as noted above, the limited claims payment experience for the many members who have been added during 2007 adds a degree of uncertainty to the Ohio and Texas expense estimates that is not found in the Company’s more mature health plans. Excluding the Company’s Ohio, Texas and Indiana health plans, the Company’s medical care ratio would have been 83.6% for the nine months ended September 30, 2007, as compared to 83.5% for the same nine-month period of 2006.
     Our health plans in California and New Mexico reported lower medical care ratios in the nine months ended September 30, 2007, when compared to the same nine-month period of 2006, while our Michigan and Washington health plans reported an increase in their medical care ratio.
     The California health plan’s medical care ratio declined to 81.5% for the nine months ended September 30, 2007, compared to 88.0% for the same nine-month period of 2006 due to increased premium revenue and the success of provider re-contracting efforts and stable medical care utilization.

     The New Mexico health plan reported a decrease in its medical care ratio to 83.3% in the nine months ended September 30, 2007, compared to 84.3% in the same nine-month period of 2006. The New Mexico health plan recorded a $6.9 million decrease to premium revenue during the nine months ended September 30, 2007, in order to comply with contractual terms that require it to spend a specified minimum percentage of premium revenue on direct medical care costs. Absent this accrual, the New Mexico health plan’s medical care ratio in the nine months ended September 30, 2007, would have been 80.4%, an improvement of 390 basis points year-over-year.
     The Michigan health plan reported an increase in its medical care ratio to 83.9% for the nine months ended September 30, 2007, compared to 77.9% for the nine months ended September 30, 2006. The higher medical care ratio is due to higher fee-for-service and capitated costs.
     The Washington health plan reported an increase in its medical care ratio to 80.2% in the nine months ended September 30, 2007, compared to 78.7% in the same nine-month period of 2006, principally due to higher fee-for-service costs.
      General and Administrative Expenses
     General and administrative expenses were $204.8 million, or 11.3% of total revenue, for the nine months ended September 30, 2007, as compared to $168.0 million, or 11.5% of total revenue, for the same nine-month period of 2006.
     Core G&A expenses decreased to 8.0% of total revenue for the nine months ended September 30, 2007, compared to 8.5% in the same nine-month period of 2006. The decline in Core G&A as a percentage of total revenue is due to higher premium revenue than commensurate G&A expenses. Core G&A on a per member per month basis increased 4.7% in the nine months ended September 30, 2007, when compared to the same nine-month period of 2006, while premium revenue per member per month increased by 12.3%.
      Depreciation and Amortization
     Depreciation and amortization expense increased by $5.0 million for the nine months ended September 30, 2007 compared to the same nine-month period of 2006. Depreciation expense increased by $2.9 million in the nine months ended September 30, 2007, due to investments in infrastructure. Amortization expense increased by $2.1 million in same period, primarily due to the Cape Health Plan acquisition in Michigan and amortization expense related to software used in operations.
      Impairment Charge on Purchased Software
     During the second quarter of 2007, an impairment charge of $782,000 was recorded related to purchased software no longer used for operations. No such charge occurred during the nine months ended September 30, 2006.
      Interest Expense
     Interest expense for the nine months ended September 30, 2007 increased by $0.7 million compared to the nine months ended September 30, 2006 principally due to increased borrowings.
      Income Taxes
     Income taxes were recognized in the nine months ended September 30, 2007 based upon an effective tax rate of 38.1% as compared to an effective tax rate of 37.7% in the same period of 2006. The increase in the effective tax rate in 2007 was due to an increase in that portion of our net income earned by subsidiaries that are subject to state income tax, coupled with the dilution of economic development credits in California due to a larger pretax income for the nine months ended September 30, 2007.

Liquidity and Capital Resources
     We generate cash both from premium revenues and from interest income on invested balances. Our primary uses of cash include the payment of expenses related to medical care services and G&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.
     Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets. At September 30, 2007, we invested a substantial portion of our cash in a portfolio of highly liquid money market securities. At September 30, 2007, our unrestricted investments (all of which were classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Two professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the nine months ended September 30, 2007 and 2006 was approximately 5.2% and 4.8%, respectively.
     The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and treasury securities.
     Cash provided by operating activities for the nine months ended September 30, 2007, was $113.3 million, as compared to $67.2 million for the same period in 2006, an increase of $46.1 million. The primary sources of cash provided by operating activities were increased net income, increased deferred revenue at the Ohio health plan, the timing of payments for medical claims and benefits payable, and an increase in accounts payable and accrued liabilities. Medical claims liabilities of our Indiana health plan, which had no membership effective January 1, 2007, declined by $20.6 million between December 31, 2006 and September 30, 2007. Absent the Indiana claims run-out, medical claims liabilities increased by $39.2 million during the nine months ended September 30, 2007, primarily as a result of enrollment growth at our Ohio and Texas health plans.
     At September 30, 2007, we had working capital of $278.1 million compared to $258.6 million at December 31, 2006. At September 30, 2007 and December 31, 2006, cash and cash equivalents were $447.6 million and $403.7 million, respectively. At September 30, 2007 and December 31, 2006, investments (all classified as current assets) were $108.2 million and $81.5 million, respectively. At September 30, 2007, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $24.0 million. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
     Subsequent to quarter end, the Company issued $200 million in senior convertible Notes, resulting in net proceeds to the Company in the amount of $193.4 million. A portion of the proceeds from the issuance of the Notes was used to pay off the $20.0 million total outstanding balance under the Company’s $180 million credit facility at September 30, 2007, leaving the Company’s credit facility with a zero balance as of October 17, 2007. We also used $80.0 million of net proceeds in connection with our acquisition of Mercy CarePlus in Missouri. At November 6, 2007, the remaining net proceeds from the sale of the Notes is approximately $93.4 million.
Regulatory Capital and Dividend Restrictions
     Our principal operations are conducted through our eight HMO subsidiaries operating in California, Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The HMOs are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our HMOs.
     The National Association of Insurance Commissioners, or NAIC, has established model rules which, if adopted by a particular state, set minimum capitalization requirements for HMOs and other insurance entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which vary slightly from state to state, have been adopted in Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. California has not adopted RBC rules and has not given notice of any intention to do so. The RBC rules, if adopted by California, may increase the minimum capital required by that state.

     At September 30, 2007, our HMOs had aggregate statutory capital and surplus of approximately $279.0 million, compared to the required minimum aggregate statutory capital and surplus of approximately $152.0 million. All of our HMOs were in compliance with the minimum capital requirements at September 30, 2007. We have the ability and commitment to provide additional working capital to each of our HMOs when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2007.
Contractual Obligations
     In our Annual Report on Form 10-K for the year ended December 31, 2006, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report other than the repayment of $25 million on our credit facility during the nine months ended September 30, 2007.
     On October 11, 2007, we completed our offering of $200 million aggregate principal amount of convertible senior Notes due 2014. A portion of the proceeds was used to pay off the $20 million owed on our credit facility at September 2007. We also used $80 million of net proceeds to fund our acquisition of Mercy CarePlus in Missouri. The remaining proceeds of approximately $93.4 million will be used for future acquisitions and for general corporate purposes including working capital.
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

     The following table reflects the change in our estimate of claims liability as of September 30, 2007 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding September 30, 2007 by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Dollar amounts are in thousands.

Increase (Decrease) in
(Decrease) Increase in	Medical Claims and
Estimated Completion Factors	Benefits Payable
(3)%	$20,793
(2)%	13,862
(1)%	6,931
1%	(6,931)
2%	(13,862)
3%	(20,793)
     For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based upon trended per member per month (PMPM) cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of September 30, 2007 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations, as the majority of the Utah business is conducted under a cost reimbursement contract. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended per Member	Medical Claims and
per Month Cost Estimates	Benefits Payable
(3)%	$(11,391)
(2)%	(7,594)
(1)%	(3,797)
1%	3,797
2%	7,594
3%	11,391
     Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNR at September 30, 2007, net income for the nine months ended September 30, 2007 would increase or decrease by approximately $4.3 million, or $0.15 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNR at September 30, 2007, net income for the nine months ended September 30, 2007 would increase or decrease by approximately $2.4 million, or $0.08 per diluted share, net of tax.
     The following table shows the components of the change in medical claims and benefits payable for the nine months ended September 30, 2007 and 2006. Dollar amounts are in thousands.

	Nine Months Ended September 30,
	2007	2006
Balances at beginning of period	$290,048	$217,354
Medical claims and benefits payable from business acquired	—	22,536
Components of medical care costs related to:
Current year	1,568,949	1,254,174
Prior years	(49,705)	(38,342)

Total medical care costs	1,519,244	1,215,832
Payments for medical care costs related to:
Current year	1,278,321	1,017,923
Prior years	222,249	180,872

Total paid	1,500,570	1,198,795

Balances at end of period	$308,722	$256,927

Days in claims payable	54	54
Number of members at end of period	1,070,000	1,015,000
Number of claims in inventory at end of period (1)	179,186	246,435
Billed charges of claims in inventory at end of period (in thousands) (1)	$231,753	$234,494
Claims in inventory per member at end of period (1)	0.17	0.26

(1)	2006 claims data excludes information for Cape Health Plan membership of approximately 85,000 members. Cape membership was processed on a separate claims platform through December 31, 2006.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Concentrations of Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the CADRE Liquid Asset Fund and CADRE Reserve Fund (CADRE Funds), a portfolio of highly liquid money market securities. Two professional portfolio managers operating under documented investment guidelines manage our investments. Restricted investments are invested principally in certificates of deposit and treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our HMO subsidiaries operate.
     As of September 30, 2007, we had cash and cash equivalents of $447.6 million, unrestricted investments of $108.2 million, and restricted investments of $27.8 million. Cash equivalents consist of highly liquid securities with original maturities of up to three months. At September 30, 2007, our investments (all of which were classified as current assets) consisted solely of investment grade debt securities. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments consist of interest-bearing deposits required by the respective states in which we operate. These investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are maintained at fair market value on the condensed consolidated balance sheet. Declines in interest rates over time will reduce our investment income.

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
     Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     Derivative Action. On August 8, 2005, plaintiff Perry Jarrell filed a shareholder derivative complaint in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 337912 (the “Derivative Action”). The Derivative Action purported to allege claims on behalf of Molina Healthcare, Inc. against certain current and former officers and directors for breach of fiduciary duty, breach of the duty of loyalty, gross negligence, and violation of California Corporations Code Section 25402, arising out of the Company’s announcement of its guidance for the 2005 fiscal year. On February 7, 2006, the Superior Court ordered that the Derivative Action be stayed pending the outcome of the securities class action lawsuit that had been filed against the Company in late July 2005 in the United States District Court for the Central District of California, Case No. CV 05-5460 GPS (SHx), which lawsuit also arose out of the Company’s announcement of its guidance for the 2005 fiscal year (the “Federal Class Action”). In November 2006, the Federal Class Action was dismissed with prejudice and without liability. As a result of the final disposition of the Federal Class Action, on June 21, 2007, the Los Angeles Superior Court held a hearing on the Company’s demurrer to the derivative complaint. The Superior Court sustained the Company’s demurrer, but granted the plaintiff leave to amend its complaint. On October 12, 2007, the Superior Court held a hearing on the Company’s demurrer to the plaintiff’s amended derivative complaint. At that hearing, the Superior Court sustained the Company’s demurrer with prejudice and without leave to amend.
     Malpractice Action. On February 1, 2007, a complaint was filed in the Superior Court of the State of California for the County of Riverside by plaintiff Staci Robyn Ward through her guardian ad litem, Case No. 465374. The complaint purports to allege claims for medical malpractice against Molina Medical Centers and certain other defendants. The plaintiff alleges that the defendants failed to properly diagnose her medical condition which resulted in her severe and permanent disability. On July 22, 2007, the plaintiff passed away. The proceeding is in the early stages, and no prediction can be made as to the outcome.
     Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants, including Cimarron Health Plan, the predecessor of our New Mexico HMO. The plaintiffs assert that NMHSD and the defendant HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery is currently underway. On July 10, 2007, the court dismissed all damages claims against Molina Healthcare of New Mexico, leaving only a pending action for injunctive and declaratory relief. On August 15, 2007, the court held a hearing on the motion of Molina Healthcare of New Mexico to dismiss the plaintiffs’ claims for injunctive and declaratory relief. At that hearing, the court dismissed all remaining claims against Molina Healthcare of New Mexico. The plaintiffs have filed a Notice of Appeal of the court’s dismissal orders. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. Under the terms of the stock purchase agreement pursuant to which the Company acquired Health Care Horizons, Inc., the parent company to our New Mexico HMO, an indemnification escrow account was established and funded with approximately $6 million in order to indemnify our New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, approximately approximately $4.1 million remains in the indemnification escrow fund.
     We are involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors
     Set forth below are additional risk factors not previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006. In addition to these risk factors and the other cautionary language and information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A — Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2006, and also the risk factors and cautionary language in our quarterly reports on Form 10-Q, our current reports on Form 8-K, and our prospectus supplement filed on October 5, 2007. The risks described in these reports and filings are not necessarily the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.
High profile qui tam matters and negative publicity regarding Medicaid managed care and Medicare Advantage may lead to programmatic changes, intensified regulatory scrutiny, and “guilt by association.”
     Certain of our competitors have recently been involved in high profile qui tam or “whistleblower” actions which have resulted in significant volatility in the price of their stock. Because of the limited number of health care companies competing in our market space, these whistleblower actions and investigations, and the resulting negative publicity, could become associated with or imputed to the Company, regardless of the Company's actual regulatory compliance. Such an association, as well as any perception of a recurring pattern of abuse among the health plan participants in these government programs and the diminished reputation of the managed care sector as a whole, could result in public distrust, political pressure for programmatic changes, intensified scrutiny by regulators, increased stock volatility due to speculative trading, and heightened barriers to new managed care markets and contracts, all of which could have a material adverse effect on our business, financial condition, or results of operations.
The State of Utah may be unwilling to pay our Utah plan a savings sharing incentive amount that is at minimum equal to the amount recorded in our financial statements.
     We have estimated the amount that we believe our Utah plan has earned and will recover under its savings sharing agreement with the State of Utah based on the information we have to date and our interpretation of our Utah plan's contract with the state. The state may not agree with our claims processing methodology or with our interpretation of the contract language, and the amount of savings sharing revenue that we realize may be subject to negotiation with the state. At September 30, 2007, we have recorded $3.0 million in receivables associated with the Utah savings sharing plan. In the event the amount recovered is less than the amount previously recorded or if we are required to pay an amount to the State, the adjustment to our financial statements could have a significant impact on our results of operations.
Funding under our contracts is subject to regulatory and programmatic adjustments and reforms for which we may not be appropriately compensated.
     The federal government and the governments of the states in which we operate frequently consider legislative and regulatory proposals regarding Medicaid reform and programmatic changes. Such proposals involve, among other things, changes in reimbursement or payment levels based on certain parameters or member characteristics, changes in eligibility for Medicaid, and changes in benefits covered such as pharmacy, behavioral health or vision. Any of these changes could be made retroactively effective. If our cost increases resulting from these changes are not matched by commensurate increases in our revenue, we would be unable to make offsetting adjustments, such as supplemental premiums or changes in our benefit plans, as would a commercial health plan. For example, as part of its periodic rebasing of diagnostic-related group (DRG) rates to adjust for changes in hospital cost experience, effective August 1, 2007, the state of Washington recalibrated the relative weights used in its DRG reimbursement system for in-patient hospital claims. The changes were intended to be budget neutral, but corresponding increases were not made to the amounts paid to managed care organizations such as our Washington health plan. As a result, the Washington DRG rebasing is expected to increase our Washington plan’s medical care costs for the remainder of 2007 without a compensating increase in payments to the Washington plan. We expect to receive a compensating rate increase effective January 1, 2008, but such rate increase may not occur or may be less than we expect. Any other such regulatory or programmatic reforms at either the federal or state level could have a material adverse effect on our business, financial condition, or results of operations.
Item 5. Other Information.
     None.
Item 6. Exhibits
     A list of exhibits required to be filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC. (Registrant)
Dated: November 8, 2007	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 8, 2007	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Title
3.1	Certificate of Incorporation (filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.4 to registrant’s Form S-1/A filed March 11, 2003).

4.1	Indenture dated as of October 11, 2007 (filed as Exhibit 4.1 to registrant’s Form 8-K filed October 5, 2007).

4.2	First Supplemental Indenture dated as of October 11, 2007 (filed as Exhibit 4.2 to registrant’s Form 8-K filed October 5, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.