Form 10-K
period 2007-12-31
MOLINA HEALTHCARE INC
filed 2008-03-17
CIK 1179929

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31719

MOLINA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4204626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Oceangate, Suite 100, Long Beach, California 90802
(Address of principal executive offices)

(562) 435-3666
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2007, the last business day of our most recently completed second fiscal quarter, was approximately $394.5 million (based upon the closing price for shares of the Registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 29, 2007).

As of February 26, 2008, approximately 28,445,000 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on May 15, 2008 are incorporated by reference into Part III of this Form 10-K.

MOLINA HEALTHCARE, INC.

Form 10-K

PART I

Item 1:	Business

Overview

We are a multi-state managed care organization participating exclusively in government-sponsored health care programs for low-income persons, such as the Medicaid program and the State Children’s Health Insurance Program, or SCHIP. Commencing in January 2006, we also began to serve a small number of members who are dually eligible under both the Medicaid and Medicare programs. We conduct our business primarily through nine licensed health plans in the states of California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those nine states, each of which is licensed as a health maintenance organization, or HMO. Our revenues are derived primarily from premium revenues paid to our HMOs by the relevant state Medicaid authority. Increasingly, we also derive revenues from the federal Centers for Medicare and Medicaid Services, or CMS, in connection with our Medicare services.

The payments made to our HMOs generally represent an agreed upon amount per member per month, or a “capitation” amount, which is paid regardless of whether the member utilizes any medical services in that month or whether the member utilizes medical services in excess of the capitation amount. Each of our HMOs (with the exception of our Utah plan whose Medicaid business is not capitated) is thus financially “at risk” for the medical care of its members. Each HMO arranges for health care services for its members by contracting with health care providers in the relevant communities or states, including contracting with primary care physicians, specialist physicians, physician groups, hospitals, and other medical care providers. Our California HMO also operates 19 of its own primary care community clinics. Various core administrative functions of our health plans — primarily claims processing, information systems, and finance — are centralized at our corporate parent in Long Beach, California. As of December 31, 2007, approximately 1,149,000 members were enrolled in our nine health plans.

Dr. C. David Molina founded our company in 1980 under the name “Molina Medical Centers” as a provider organization serving the Medicaid population in Southern California through a network of primary care clinics. Since then, we have increased our membership through the start-up development of new health plan operations, through the acquisition of existing health plans, and through internal or organic growth. In 1997, we established our Utah health plan as a start-up operation. In 1999, we incorporated in California as the parent company of our California and Utah health plan subsidiaries under the name “American Family Care, Inc.” In late 1999, we acquired our Michigan and Washington health plans. In March 2000, we changed our name to Molina Healthcare, Inc. In June 2003, we reincorporated from California to Delaware, and in July 2003 we completed our initial public offering of common stock and listed our shares for trading on the New York Stock Exchange under the trading symbol, MOH. In July 2004, we acquired our New Mexico health plan. Our start-up health plan in Ohio began operations in December 2005. On January 1, 2006, our health plans in California, Michigan, Utah, and Washington began operating Medicare Advantage Special Needs Plans in their respective states. On May 15, 2006, we acquired Cape Health Plan in Michigan, merging it into our Michigan HMO effective December 31, 2006. Our start-up health plan in Texas began operations in September 2006. In June 2007, we organized a health plan in Nevada which serves only Medicare members. On November 1, 2007, we acquired Alliance For Community Health LLC, d/b/a Mercy CarePlus (“Mercy CarePlus”), an HMO serving approximately 68,000 members in Missouri as of December 31, 2007. We previously operated an HMO in Indiana which ceased serving members effective December 31, 2006 after its state Medicaid contract was not renewed. On January 1, 2008, our health plans in California, Michigan, Nevada, New Mexico, Texas, Utah, and Washington began enrolling members in our new Medicare Advantage plans with prescription drug coverage, or MA-PD plans. Also in January 2008, our health plans in New Mexico and Texas began operating Medicare Advantage Special Needs Plans.

Our members have distinct social and medical needs and come from diverse cultural, ethnic, and linguistic backgrounds. From our inception, we have focused exclusively on serving low-income individuals enrolled in government-sponsored healthcare programs. Our success has resulted from our extensive experience with meeting the needs of our members, including our over 27 years of experience in operating community-based primary care clinics, our cultural and linguistic expertise, our education and outreach programs, our expertise in working with government agencies, and our focus on operational and administrative efficiencies.

Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666. Our website is www.molinahealthcare.com. Information contained on our website or linked to our website is not incorporated by reference into, or as part of, this annual report. Unless the context otherwise requires, references to “Molina Healthcare,” the “Company,” “we,” “our,” and “us” herein refer to Molina Healthcare, Inc. and its subsidiaries. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, are available free of charge on our website, www.molinahealthcare.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information regarding our officers, directors, and copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and our Audit, Compensation, and Corporate Governance and Nominating Committee Charters, are also available on our website. Such information is also available in print upon the request of any stockholder to our Investor Relations Department at the address of our executive offices set forth above.

Our Industry

The Medicaid and SCHIP Programs.  Established in 1965, the Medicaid program is an entitlement program funded jointly by the federal and state governments and administered by the states. The Medicaid program provides health care benefits to low-income families and individuals. Each state establishes its own eligibility standards, benefit packages, payment rates, and program administration within federal guidelines. The most common state-administered Medicaid program is the Temporary Assistance for Needy Families program, or TANF (often pronounced “TAN-if”). TANF is the successor to the Aid to Families with Dependent Children program, or AFDC, and most enrolled members are mothers and their children. Another common state-administered Medicaid program is for the aged, blind, and disabled, or ABD Medicaid members, who do not qualify under other Medicaid coverage categories.

In addition, the State Children’s Health Insurance Program, known widely by the acronym, SCHIP, is a matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage, but not enough to afford commercial health insurance. States have the option of administering SCHIP through their Medicaid programs.

The state and federal governments jointly finance Medicaid and SCHIP through a matching program in which the federal government pays a percentage based on the average per capita income in each state. Typically, this federal percentage match is at least 50%. Federal payments for Medicaid have no set dollar ceiling and are limited only by the amount states are willing to spend. Nevertheless, budgetary constraints at both the federal and state levels may limit the benefits paid and the number of members served by Medicaid.

Medicaid Managed Care.  Under traditional fee-for-service Medicaid programs, health care services are made available to beneficiaries in an uncoordinated manner. These beneficiaries typically have minimal access to preventive care such as immunizations, and access to primary care physicians is limited. As a consequence, treatment is often postponed until medical conditions become more severe, leading to higher utilization of costly emergency room services. In addition, because providers are paid on a fee-for-service basis where additional services rendered result in additional revenues, they lack incentives to monitor utilization and control costs.

In an effort to improve quality and provide more uniform and more cost-effective care, many states have implemented Medicaid managed care programs. Such programs seek to improve access to coordinated health care services, including preventive care, and to control health care costs. Under Medicaid managed care programs, a health plan receives a predetermined payment per enrollee or member (commonly referred to as “capitation”) for the covered health care services. The health plan is thus financially “at risk” for its members’ medical services. The health plan, in turn, arranges for the provision of the covered health care services by contracting with a network of providers, including both physicians and hospitals, who agree to provide the covered services to the health plan’s members. The health plan also monitors quality of care and implements preventive programs, thereby striving to improve access to care while more effectively controlling costs.

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

Medicare Advantage Special Needs Plans.  Consistent with our historical mission of serving low-income and medically underserved families and individuals, on January 1, 2006, our health plans in California, Michigan, Utah, and Washington began operating Medicare Advantage Special Needs Plans in their respective states. The Medicare Modernization Act of 2003 created a new type of Medicare Advantage coordinated care plan focused on individuals with special needs, such as those Medicare beneficiaries who are also eligible for Medicaid, are institutionalized, or have severe or disabling chronic conditions. The plans organized to provide services to these “special needs individuals” are called Special Needs Plans, or SNPs. The Molina Healthcare SNPs operate under the trade name, “Molina Medicare Options Plus,” and currently focus on serving only the dual eligible population — that is, those beneficiaries eligible for both Medicare and Medicaid such as low-income seniors and people with disabilities. We use our Medicare Advantage SNPs as a platform for ongoing discussions with state and federal regulators regarding the integration of Medicare and Medicaid benefits in order to provide a single point of access and accountability for care and services. Total enrollment in our SNPs at December 31, 2007 was approximately 5,000 members. On January 1, 2008, our New Mexico and Texas health plans also began operating SNPs. Our 2007 premium revenues from Medicare across all health plans represented approximately 2.0% of our total premium revenues.

Medicare Advantage Prescription Drug Plans.  On January 1, 2008, our health plans in California, Michigan, Nevada, New Mexico, Texas, Utah, and Washington also began enrolling members in our new Medicare Advantage Prescription Drug plans, or MA-PD plans. The Molina MA-PD plans operate under the trade name, “Molina Medicare Options.”

Other Government Programs for Low Income Individuals.  In certain instances, states have elected to provide medical benefits to individuals and families who do not qualify for Medicaid. Such programs are often administered in a manner similar to Medicaid and SCHIP, but without federal matching funds. At December 31, 2007, our Washington HMO served approximately 26,000 such members under one such program, that state’s “Basic Health Plan.”

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

Experience.  For over 27 years we have focused on serving Medicaid beneficiaries as both a health plan and as a provider. We have developed and forged strong relationships with the constituents whom we serve — members, providers, and government agencies. Our ability to deliver quality care and to establish and maintain provider networks, as well as our administrative efficiency, has allowed us to compete successfully for government contracts. We have a strong record of obtaining and renewing contracts and have developed significant expertise as a government contractor.

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

Flexible Care Delivery Systems.  Our systems for delivery of health care services are diverse and readily adaptable to different markets and changing conditions. We arrange health care services through contracts with providers that include independent physicians and medical groups, hospitals, ancillary providers and, in California, our own clinics. Our systems support multiple contracting models, such as fee-for-service, capitation, per diem, case rates, and diagnostic related groups, or DRGs. Our provider network strategy is to contract with providers that are best-suited, based on expertise, proximity, cultural sensitivity, and experience, to provide services to the members we serve.

We operate 19 company-owned primary care clinics in California. Our clinics require low capital expenditures and minimal start-up time. We believe that our clinics serve a useful role in providing certain communities with access to primary care and providing us with insights into physician practice patterns, first-hand knowledge of the needs of our members, and a platform to pilot new programs.

Cultural and Linguistic Expertise.  We have over 27 years of experience developing targeted health care programs for culturally diverse Medicaid members, and believe we are well-qualified to successfully serve these populations. We contract with a diverse network of community-oriented providers who have the capabilities to address the linguistic and cultural needs of our members. We educate employees and providers about the differing needs among our members. We develop member education material in a variety of media and languages and ensure that the literacy level is appropriate for our target audience.

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

Our Strategy

Our objective is to be an innovative health care leader providing quality care and accessible services in an efficient and caring manner to Medicaid, SCHIP, Medicare, and other low-income members. To achieve this objective, we intend to:

Focus On Serving Low-Income Families And Individuals.  We believe that the Medicaid and low-income Medicare population, which is characterized by significant ethnic diversity, requires unique services to meet its health care needs. Our more than 27 years of experience in serving this population has provided us significant expertise in meeting the unique needs of our members.

Increase Our Membership.  We have grown our membership through a combination of acquisitions, start-up health plans, serving new populations, and internal or organic growth. Increasing our membership provides the opportunity to grow and diversify our revenues, increase profits, enhance economies of scale, and strengthen our relationships with providers and government agencies. We will continue to seek to grow our membership by expanding within existing markets and entering new strategic markets.

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

Provide quality cost-effective care.  We will use our information systems, strong provider networks, and first-hand provider experience to further develop and utilize effective medical management and other programs that address the distinct needs of our members. While improving the quality of care, these programs also facilitate the cost-effective delivery of that care. To document our commitment to quality, each Molina Healthcare health plan has adopted goals: (1) to achieve or continue accreditation by the National Committee for Quality Assurance, or NCQA, and (2) to achieve scores under the Healthcare Effectiveness Data and Information Set (HEDIS) at the 75th percentile for Medicaid plans. It is our goal to be the health plan of choice, recognized for the quality and accessibility of our services. Low-income families and individuals covered by government programs have traditionally faced long-standing barriers to accessing care that include language, culture, and literacy. We want to be known for our ability to help others overcome these barriers. Among physicians, hospitals, and other providers, we want to be known for prompt and accurate payment of claims and sound medical decisions.

Leverage operational efficiencies.  Our centralized administrative infrastructure, flexible information systems, and dedication to controlling administrative costs provide economies of scale. We believe our administrative infrastructure has significant expansion capacity, allowing us to integrate new members from expansion within existing markets and entry into new markets.

Our Health Plans

As of December 31, 2007, our health plans were located in California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. An overview of our health plans and their principal governmental program contracts with the relevant state authority as of December 31, 2007 is provided below:

State	Expiration Date	Contract Description or Covered Program

California	6-30-09	Subcontract with Health Net for services to Medi-Cal members under Health Net’s Los Angeles County Two-Plan Model Medi-Cal contract with the California Department of Health Services (DHS).
California	12-31-08	Medi-Cal contract for Sacramento Geographic Managed Care Program with California Department of Health Services (DHS).
California	3-31-09	Two Plan Model Medi-Cal contract for Riverside and San Bernardino Counties (Inland Empire) with California Department of Health Services (DHS).
California	12-31-08	Medi-Cal contract for San Diego Geographic Managed Care Program with California Department of Health Services (DHS).
California	6-30-08	Healthy Families contract (California’s SCHIP program) with California Managed Risk Medical Insurance Board (MRMIB).
Michigan	9-30-08	Medicaid contract with State of Michigan.
Missouri	6-30-09	Medicaid contract with the Missouri Department of Social Services.
New Mexico	6-30-08	Salud! Medicaid Managed Care Program contract (including SCHIP) with New Mexico Human Services Department (HSD).
Ohio	6-30-08	Medicaid contract with Ohio Department of Job and Family Services (ODJFS).
Texas	8-31-08	Medicaid contract with Texas Health and Human Services Commission (HHSC).
Utah	6-30-08	Medicaid contract with Utah Department of Health.
Washington	12-31-08	Basic Health Plan and Basic Health Plus Programs contract with Washington State Health Care Authority (HCA).
Washington	12-31-08	Healthy Options Program (including Medicaid and SCHIP) contract with State of Washington Department of Social and Health Services.

In addition to the foregoing, our health plans in California, Michigan, New Mexico, Texas, Utah, and Washington have entered into a standardized form of contract with CMS with respect to their operation of a MA SNP, and our health plans in California, Michigan, Nevada, New Mexico, Texas, Utah, and Washington have also entered into a standardized form of contact with CMS with respect to their operations of an MA-PD plan. Our 2007 premium revenues from Medicare across all health plans represented approximately 2.0% of our total premium revenues.

Our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed. For example, our Indiana plan’s contract with the state of Indiana expired without being renewed effective December 31, 2006. The Salud! Medicaid Managed Care contract of our New Mexico plan is currently the subject of a new Request for Proposal, or RFP, and the New Mexico plan is currently awaiting the results of its submission to the New Mexico Human Services Department.

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

California.  Molina Healthcare of California, our California HMO, had enrollment of 296,000 total members at December 31, 2007. We arrange health care services for our members either as a direct contractor to the state or through subcontracts with other health plans. Our plan serves the counties of Los Angeles, Riverside, San Bernardino, San Diego, Sacramento, and Yolo. Our Medi-Cal members in Los Angeles County are served pursuant to a subcontract we have entered into with Health Net, with Health Net in turn contracting with the state.

Michigan.  Molina Healthcare of Michigan, Inc., our Michigan HMO, is the largest Medicaid managed care health plan in the state, with 209,000 members at December 31, 2007. Our Michigan HMO serves 41 counties throughout Michigan, including the Detroit metropolitan area.

Missouri.  On November 1, 2007, Molina Healthcare, Inc. acquired Mercy CarePlus, a licensed Medicaid managed care plan based in St. Louis, Missouri. Our Missouri health plan operates in 57 counties of the state, with 68,000 members at December 31, 2007.

Nevada.  On Nevada HMO became operational on June 1, 2007. As of December 31, 2007, our Nevada HMO served approximately 500 Medicare members. Our Nevada HMO has no Medicaid enrollment.

New Mexico.  As of December 31, 2007, our New Mexico HMO served 73,000 members. Our New Mexico HMO serves members in all of New Mexico’s 33 counties.

Ohio.  As of December 31, 2007, our Ohio HMO served 136,000 members. Our Ohio HMO operates in 50 counties of the state.

Texas.  As of December 31, 2007, our Texas HMO served 29,000 members. Our Texas HMO serves STAR and CHIP members in 6 counties and STAR PLUS members in 13 counties. STAR stands for State of Texas Access Reform, and is Texas’ Medicaid managed care program. STAR PLUS is the Texas Medicaid managed care program serving the aged, blind and disabled and includes a long-term care component.

Utah.  As of December 31, 2007, Molina Healthcare of Utah, Inc., our Utah HMO, served 55,000 members (including 1,900 Medicare Advantage SNP members). Our Utah HMO serves Medicaid members in 25 of the state’s 29 counties, including the Salt Lake City metropolitan area, and SCHIP members in all 29 counties.

Washington.  Molina Healthcare of Washington, Inc., our Washington HMO, is the largest Medicaid managed care health plan in the state, with 283,000 members at December 31, 2007. We serve members in 32 of the state’s 39 counties.

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

The following table shows the total approximate number of primary care physicians, specialists, and hospitals participating in our network as of December 31, 2007:

	California	Michigan	Missouri	Nevada	New Mexico	Ohio	Texas	Utah	Washington	Total

Primary care physicians	2,620	1,933	1,966	807	1,493	1,666	1,321	989	2,548	15,343
Specialists	6,403	3,364	2,376	1,525	6,915	9,460	3,326	1,172	5,809	40,350
Hospitals	80	60	61	17	55	115	40	33	83	544

Physicians.  We contract with both primary care physicians and specialists, many of whom are organized into medical groups or independent practice associations. Primary care physicians provide office-based primary care services. Primary care physicians may be paid under capitation or fee-for-service contracts and may receive additional compensation by providing certain preventive services. Our specialists care for patients for a specific episode or condition, usually upon referral from a primary care physician, and are usually compensated on a fee-for-service basis. When we contract with groups of physicians on a capitated basis, we monitor their solvency.

Hospitals.  We generally contract with hospitals that have significant experience dealing with the medical needs of the Medicaid population. We reimburse hospitals under a variety of payment methods, including fee-for-service, per diems, diagnostic-related groups, or DRGs, capitation, and case rates.

Primary Care Clinics.  Our California HMO operates 19 company-owned primary care clinics in California staffed by our physicians, physician assistants, and nurse practitioners. These clinics are located in neighborhoods where our members live, and provide us a first-hand opportunity to understand the special needs of our members. The clinics assist us in developing and implementing community education, disease management, and other programs. The clinics also give us direct clinic management experience that enables us to better understand the needs of our contracted providers.

Medical Management

Our experience in medical management extends back to our roots as a provider organization. Primary care physicians are the focal point of the delivery of health care to our members, providing routine and preventive care, coordinating referrals to specialists, and assessing the need for hospital care. This model has proven to be an effective method for coordinating medical care for our members. The underlying challenge we face is to coordinate health care so that our members receive timely and appropriate care from the right provider at the appropriate cost. In support of this goal, and to ensure medical management consistency among our various state health plans, we continuously refine and upgrade our medical management efforts at both the corporate and subsidiary levels.

We seek to ensure quality care for our members on a cost-effective basis through the use of certain key medical management and cost control tools. These tools include utilization management, case and health management, and provider network and contract management.

Utilization Management.  We continuously review utilization patterns with the intent to optimize quality of care and ensure that only appropriate services are rendered in the most cost-effective manner. Utilization management, along with our other tools of medical management and cost control, is supported by a centralized corporate medical informatics function which utilizes third-party software and data warehousing tools to convert data into actionable information. We use a predictive modeling capability that supports a proactive case and health management approach both for us and our affiliated physicians. We also use provider profiling to supply network physicians with information and tools to assist them in making appropriate, cost-effective referrals for specialty and hospital care. Provider profiling seeks to accomplish this aim by furnishing physicians and facilities with information about their own performance relative to national standards and relevant peer groups.

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

Plan Administration and Operations

Management Information Systems.  With the exception of our recently acquired Missouri health plan which will be transitioned at a later date, all of our health plan information technology and systems operate on a single platform. This approach avoids the costs associated with maintaining multiple systems, improves productivity, and enables medical directors to compare costs, identify trends, and exchange best practices among our plans. Our single platform also facilitates our compliance with current and future regulatory requirements.

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

We have designed our corporate website with a focus on ease of use and visual appeal. For example, our website has a secure ePortal which allows providers, members, and trading partners to access individualized data. The ePortal allows the following self-services:

•	Provider Self Services. Providers have the ability to access information regarding their members and claims. Key functionalities include Check Member Eligibility, View Claim, and View/ Submit Authorizations.

•	Member Self Services. Members can access information regarding their personal data, and can perform the following key functionalities: View Benefits, Request New ID Card, Print Temporary ID Card, and Request Change of Address/ PCP.

•	File Exchange Services. Various trading partners — such as service partners, providers, vendors, management companies, and individual IPAs — are able to exchange data files (HIPAA or any other proprietary format) with us using the file exchange functionality.

Best Practices.  We continuously seek to promote best practices. Our approach to quality is broad, encompassing traditional medical management and the improvement of our internal operations. We have staff assigned full-time to the development and implementation of a uniform, efficient, and quality-based medical care delivery model for our health plans. These employees coordinate and implement Company-wide programs and strategic initiatives such as preparation of the Health Plan Employer Data and Information Set (HEDIS) and accreditation by the National Committee on Quality Assurance, or NCQA. We use measures established by the NCQA in credentialing the physicians in our network. We routinely use peer review to assess the quality of care rendered by providers. At December 31, 2007, five of our nine HMOs were accredited by the NCQA. Our Ohio and Texas HMOs expect to apply for NCQA review later in 2008. Our Missouri plan will undergo NCQA review at a later date, and our Nevada plan will apply for NCQA review as soon as it is eligible.

Claims Processing.  With the exception of our Missouri plan, all of the medical claims of our health plans are centrally processed at our processing facility in Long Beach, California.

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

Competition

We operate in a highly competitive environment. The Medicaid managed care industry is fragmented and currently subject to significant changes as a result of business consolidations, new strategic alliances entered into by other managed care organizations, and the entry into the industry of large commercial health plans. We compete with a large number of national, regional, and local Medicaid service providers, principally on the basis of size, location, and quality of provider network, quality of service, and reputation. Below is a general description of our principal competitors for state contracts, members, and providers:

•	Multi-Product Managed Care Organizations — National and regional managed care organizations that have Medicaid members in addition to numerous commercial health plan and Medicare members.

•	Medicaid HMOs — National and regional managed care organizations that focus principally on providing health care services to Medicaid beneficiaries, many of which operate in only one city or state.

•	Prepaid Health Plans — Health plans that provide less comprehensive services on an at-risk basis or that provide benefit packages on a non-risk basis.

•	Primary Care Case Management Programs — Programs established by the states through contracts with primary care providers to provide primary care services to Medicaid beneficiaries, as well as to provide limited oversight of other services.

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

In order to operate a health plan in a given state we must apply for and obtain a certificate of authority or license from that state. Our nine operating health plans are licensed to operate as HMOs in each of California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. In those states we are regulated by the agency with responsibility for the oversight of HMOs which, in most cases, is the state department of insurance. In California, however, the agency with responsibility for the oversight of HMOs is the Department of Managed Health Care. Licensing requirements are the same for us as they are for health plans serving commercial or Medicare members. We must demonstrate that our provider network is adequate, that our quality and utilization management processes comply with state requirements, and that we have adequate procedures in place for responding to member and provider complaints and grievances. We must also demonstrate that we can meet requirements for the timely processing of provider claims, and that we can collect and analyze the information needed to manage our quality improvement activities. In addition, we must prove that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.

Each of our health plans is required to report quarterly on its operating results to the appropriate state regulatory agencies, and to undergo periodic examinations and reviews by the state in which it operates. The health plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds. Each health plan must maintain its net worth at an amount determined by statute or regulation. Any acquisition of another plan’s members must also be approved by the state, and our ability to invest in certain financial securities may be proscribed by statute.

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

Once awarded, our contracts generally have terms of one to four years, with renewal options at the discretion of the states. Our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed. For example, our Indiana plan’s contract with the state of Indiana expired without being renewed effective December 31, 2006. The Salud! Medicaid Managed Care contract of our New Mexico plan is currently the subject of a new Request for Proposal, or RFP, and the New Mexico plan is currently awaiting the results of its submission to the New Mexico Human Services Department. Our health plans are subject to periodic reporting requirements and comprehensive quality assurance evaluations, and must submit periodic utilization reports and other information to state or county Medicaid authorities. We are not permitted to enroll members directly, and are permitted to market only in accordance with strict guidelines.

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

HIPAA regulations require that health care providers obtain from CMS a unique 10-digit national provider identifier, or NPI. The providers are required to use the NPI when submitting electronic claims to health plans such as us. The regulations had required providers and plans to use only the NPI in applicable transactions by May 23, 2007. However, on April 18, 2007, CMS issued guidance indicating that it would not impose penalties on covered entities that deploy contingency plans in order to ensure the smooth flow of payments if the entities have made reasonable and diligent efforts to become compliant. Pursuant to CMS’s guidance, we implemented an NPI contingency plan in order to help ensure the smooth flow of payments to providers. We anticipate ending this contingency plan by May 22, 2008.

Fraud and Abuse Laws.  Federal and state governments have made investigating and prosecuting health care fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. Companies involved in public health care programs such as Medicaid are often the subject of fraud and abuse investigations. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. Although we believe that our compliance efforts are adequate, we will continue to devote significant resources to support our compliance efforts.

Employees

As of December 31, 2007, we had approximately 2,300 employees. Our employee base is multicultural and reflects the diverse Medicaid and Medicare membership we serve. We believe we have good relations with our employees. None of our employees is represented by a union.

Item 1A:	Risk Factors

RISK FACTORS

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully read and consider the following risk factors, as well as other information we include or incorporate by reference in this report and the information in the other reports we file with the Securities and Exchange Commission. If any of the following events actually occur, our business, results of operations, financial condition, cash flows, or prospects could be materially adversely affected. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that may materially affect us.

Our profitability depends on our ability to accurately predict and effectively manage our medical care costs.

Our profitability depends, to a significant degree, on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care cost ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated, and has also varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care cost ratio can create significant changes in our financial results. For example, if our overall medical care ratio for 2007 of 84.5% had been one percentage point higher, or 85.5%, our earnings for the year would have been $1.50 per diluted share rather than our actual 2007 earnings of $2.05 per diluted share, a 27% reduction in earnings. Factors that may affect our medical care costs include the level of utilization of healthcare services, increases in hospital costs or pharmaceutical costs, an increased incidence or acuity of high dollar claims related to catastrophic illness for which we do not have adequate reinsurance coverage, increased maternity costs, payment rates that are not actuarially sound, changes in state eligibility certification methodologies, unexpected patterns in the annual flu season, relatively low levels of hospital and specialty provider competition in certain geographic areas, increases in the cost of pharmaceutical products and services, changes in healthcare regulations and practices, epidemics, new medical technologies, and other external factors such as general economic conditions, inflation, interest rate fluctuations, or federal or state budgetary issues. Many of these factors are beyond our control and could reduce our ability to accurately predict and effectively manage the costs of providing health care services. The inability to forecast and manage our medical care costs or to establish and maintain a satisfactory medical care cost ratio, either with respect to a particular state health plan or across the consolidated entity, could have a material adverse effect on our business, financial condition, cash flows, or results of operations. For additional information regarding this risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

A failure to accurately estimate incurred but not reported medical care costs may negatively impact our results of operations.

Because of the significant time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such “incurred but not reported,” or IBNR medical care costs, are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer HMOs in Missouri, Ohio, and Texas is impacted by the limited claims payment history of those HMOs. Likewise, our ability to accurately estimate claims for our newer lines of business or populations, such as with respect to Medicare Advantage or aged, blind, or disabled Medicaid members, is likewise impacted by the more limited experience we have had with those populations. The IBNR estimation methods we use and the resulting reserves that we establish are reviewed and updated, and adjustments, if deemed necessary, are reflected in the current period. Given the uncertainties inherent in such estimates, our actual claims liabilities for particular periods could differ significantly from the amounts estimated and reserved. Our actual claims liabilities have varied and will continue to vary from our estimates, particularly in times of significant changes in utilization, medical cost trends, and populations and markets served. If our actual liability for claims payments is higher than estimated, our earnings per share in any particular quarter or annual period could be negatively affected. Our estimates of IBNR may be inadequate in the future, which would negatively affect our results of operations for the relevant time period. Furthermore, if we are unable to accurately estimate IBNR, our ability to take timely corrective actions may be limited, further exacerbating the extent of the negative impact on our results. For additional information regarding this risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

There are numerous risks associated with the growth of our Ohio HMO.

Membership at our Ohio HMO has grown rapidly, and the medical care ratio of our Ohio plan has been substantially higher than that historically experienced by the Company as a whole. In 2007, the medical care ratio of our Ohio plan was 90.4%. For 2008, we have projected that we can lower the medical care ratio of our Ohio plan to approximately 88%. In the event we are unable to do so, our higher than expected medical care ratio in Ohio could negatively impact the financial performance of the Company as a whole. In addition, the lower amount of experience of our Ohio Medicaid and ABD members in accessing managed care, of our local providers in coordinating managed care services for their patients, and our relative lack of experience in operating in that state, may also contribute to a higher than average medical care ratio. In addition, as our Ohio plan continues to grow, we will be required to increase the amount of regulatory capital we contribute to it. In December 2007, we were required to contribute $32.5 million in additional regulatory capital to our Ohio plan. If we are required to contribute additional capital in the future, our existing cash balances or cash from operations may not be sufficient to cover such payments, in which case we would be required to draw down on our credit facility or obtain additional financing from another source and thereby incur additional indebtedness. In the event we are unable to lower our medical care ratio in Ohio, or if the Ohio plan requires a disproportionate investment of corporate energy and resources or is otherwise unsuccessful, the poor performance of that health plan could detrimentally impact the financial performance of the Company as a whole.

If our government contracts are not renewed or are terminated, or if the RFP bids of our health plans are not successful, our premium revenues could be materially reduced.

Our contracts generally run for periods of from one year to four years, and may be successively extended by amendment for additional periods if the relevant state agency so elects. Our current contracts expire on various dates over the next several years. There is no guarantee that our contracts will be renewed or extended. For example, in the fall of 2006, we were informed that the contract of our Indiana HMO to provide Medicaid services would not be extended beyond its expiration date of December 31, 2006. Moreover, our contracts may be opened for bidding by competing healthcare providers. As an example of that, our New Mexico health plan recently submitted a bid in response to the request for proposals of the New Mexico Medicaid authority for the new Salud! Medicaid managed care contract. In addition, all of our contracts may be terminated for cause if we breach a material provision of the contract or violate relevant laws or regulations. Our contracts with the states are also subject to cancellation by the state in the event of unavailability of state or federal funding. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required. In addition, most contracts are terminable without cause. We may face increased competition as other plans (many with greater financial resources and greater name recognition) attempt to enter our markets through the contracting process. If we are unable to renew, successfully re-bid, or compete for any of our government contracts, or if any of our contracts are terminated or renewed on less favorable terms, our business, financial condition, or results of operations could be adversely affected.

We derive a majority of our premium revenues from operations in a small number of states.

Operations in California, Michigan, New Mexico, Ohio, Utah, and Washington accounted for most of our premium revenues in 2007. If we were unable to continue to operate in any of those states or in any other states in which we have a health plan, or if our current operations in any portion of the states we are in were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or unexpected increase in utilization, general economic conditions, and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate could adversely affect our results of operations.

A sustained drop in the rate of interest earned on our invested balances could adversely affect our revenues.

Our revenues from invested balances were $30.1 million in 2007. We have projected that, on average in fiscal year 2008, our invested balances will earn interest at the rate of at least 4%. However, due to the slowing growth in the economy at the beginning of 2008, the Federal Reserve Bank Board has effected a series of cuts to the target federal funds interest rate. These rate cuts lower the interest rate we can achieve on our invested balances. For every one-quarter drop in interest rates, our investment income will be reduced by approximately $1.8 million. In the event the interest earned on our invested balances throughout 2008 averages less than 4% per annum, our revenues and results of operations could be adversely affected.

If we are unable to achieve our projected growth in Medicare members or our projected medical care ratio with respect to our Medicare program, our results of operations could be adversely affected.

Our business strategy includes increasing enrollment for our members who are dually eligible under both the Medicaid and Medicare programs, as well as increasing the number of our members eligible under Medicare alone. Our experience with the Medicare program and with Medicare members is much more limited than our experience with Medicaid. The administrative processes, programmatic requirements, and regulations pertaining to the Medicare program differ significantly from those of the Medicaid program. Likewise, the Medicare population has many characteristics and behavior patterns which differ from the Medicaid population with which we are familiar. Finally, Medicare providers, provider networks, and provider relations also differ from those of Medicaid.

During 2008, we will continue to invest heavily in the infrastructure necessary to grow our Medicare program. We have projected that we will add 5,000 Medicare members in 2008, and that our medical care ratio with respect to our Medicare members will be approximately 85%. In the event we are unable to enroll as many Medicare members as we project or are unable to maintain a medical care ratio of no greater than 85%, or if we are unable to quickly develop our Medicare expertise and adapt to the differing requirements and needs of the Medicare program and Medicare members, our business strategy may be unsuccessful and our business, financial condition, or results of operations could be adversely affected.

Medicaid and SCHIP funding is subject to political disagreements over budgetary funding and efforts to control governmental spending in order to balance federal and/or state budgets.

Nearly all of our revenues come from federal and state funding of the Medicaid and SCHIP programs. Because these governmental health care programs account for such a large portion of federal and state budgets, efforts to contain overall governmental spending and to achieve a balanced budget often result in significant political pressure being directed at the funding for these programs. The funding of our various Medicaid contracts, or the rate increases we expect to obtain during the course of a year, can thus be put at risk whenever there is a federal or state budget impasse, a budgetary crisis, or political disagreement that is not quickly resolved. For example:

•	In the summer of 2007, passage of the 2008 budget for the State of California was months overdue, thereby threatening the funding of our California health plan’s contracts with the state. In early 2008, due to a mounting state budget deficit, the California Legislature passed and Governor Arnold Schwarzenegger signed a 10% across-the-board cut to most California government-funded programs, including the reimbursement rates paid to physicians under Medi-Cal as well as Medi-Cal outpatient fees. The cuts are scheduled to be implemented on July 1, 2008 unless an alternative budget is passed and signed before that date.

•	The Michigan state government briefly shut down on October 1, 2007 due to lack of agreement on a significant budget shortfall in that state.

•	Funding under the federal SCHIP program, which provided 2.1% of our total premium revenues for the year ended December 31, 2007, is subject to an ongoing political disagreement between the United States Congress and President Bush. While it is unclear when a political compromise might be reached, the SCHIP program has been extended on its existing terms through March 31, 2009.

Overall Medicaid enrollment and costs are projected to continue to increase over the next several years. These increasing costs, combined with an economic slowdown or recession in 2008, will exert additional budgetary pressures on federal and state governments. In the event of a recession, an extended budgetary or political impasse at either the federal or state level, the failure of the California legislature to pass an alternative budget with less draconian cuts to Medi-Cal provider rates, the failure of the states of Michigan, Missouri, or Texas to provide our health plans in those states with their expected rate increases, or the non-renewal of the SCHIP program, the funding of one or more of our contracts could be curtailed or cut off which could have a material adverse effect on our business, financial condition, or results of operations.

Funding under our contracts is also subject to regulatory and programmatic adjustments and reforms for which we may not be appropriately compensated.

The federal government and the governments of the states in which we operate frequently consider legislative and regulatory proposals regarding Medicaid reform and programmatic changes. Such proposals involve, among other things, changes in reimbursement or payment levels based on certain parameters or member characteristics, changes in eligibility for Medicaid, and changes in benefits covered such as pharmacy, behavioral health, or vision. Any of these changes could be made effective retroactively. If our cost increases resulting from these changes are not matched by commensurate increases in our revenue, we would be unable to make offsetting adjustments, such as supplemental premiums or changes in our benefit plans, as would a commercial health plan. For example, as part of its periodic rebasing of diagnostic-related group (DRG) rates to adjust for changes in hospital cost experience, effective August 1, 2007, the state of Washington recalibrated the relative weights used in its DRG reimbursement system for in-patient hospital claims. The changes were intended to be budget neutral, but corresponding increases were not made to the amounts paid to managed care organizations such as our Washington health plan until January 1, 2008. As a result, the Washington DRG rebasing increased our Washington plan’s medical care costs for the second half of 2007 without a compensating increase in payments to the Washington plan. Any other such regulatory or programmatic reforms at either the federal or state level could have a material adverse effect on our business, financial condition, or results of operations.

Difficulties in executing our acquisition strategy could adversely affect our business.

The acquisitions of Medicaid contract rights and other health plans have accounted for a significant amount of our growth over the last several years. For example, on November 1, 2007, we acquired Mercy CarePlus, an HMO in Missouri. Although we cannot predict with certainty our rate of growth as the result of acquisitions, we believe that additional acquisitions of all sizes will be important to our future growth strategy. Many of the other potential purchasers of these assets — particular operators of commercial health plans — have significantly greater financial resources than we do. Also, many of the sellers may insist on selling assets that we do not want, such as commercial lines of business, or may insist on transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us or obtain the necessary financing for these acquisitions. Further, to the extent we complete an acquisition, we may be unable to realize the anticipated benefits from such acquisition because of operational factors or difficulty in integrating the acquisition with our existing business. This may include problems involving the integration of:

•	additional employees who are not familiar with our operations or our corporate culture,

•	new provider networks which may operate on terms different from our existing networks,

•	additional members who may decide to transfer to other health care providers or health plans,

•	disparate information, claims processing, and record keeping systems,

•	internal controls and accounting policies, including those which require the exercise of judgment and complex estimation processes, such as estimates of claims incurred but not reported, accounting for goodwill, intangible assets, stock-based compensation, and income tax matters, and

•	new regulatory schemes, relationships, practices, and compliance requirements.

Also, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions. In the case of an acquisition of a business located in a state in which we do not already operate, we would be required to obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire a new business, we would be required to obtain regulatory approval if, as a result of the acquisition, we will operate in an area of that state in which we did not operate previously. We may be unable to obtain the necessary governmental approvals or comply with these regulatory requirements in a timely manner, if at all. For all of the above reasons, we may not be able to consummate our proposed acquisitions as announced from time to time to sustain our pattern of growth or to realize benefits from completed acquisitions.

Ineffective management of our growth may negatively affect our business, financial condition, or results of operations.

Depending on acquisitions and other opportunities, we expect to continue to grow our membership and to expand into other markets. In fiscal year 2004, we had total premium revenue of $1,171 million. In fiscal year 2007, we had total premium revenue of $2,462 million, an increase of 110% over a three-year span. Continued rapid growth could place a significant strain on our management and on other Company resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train, and retain skilled employees, and our ability to implement and improve operational, financial, and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than managed care organizations. The government agencies administering these laws and regulations have broad latitude in interpreting and applying them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with members and the public. For instance, some states mandate minimum medical expense levels as a percentage of premium revenues. These laws and regulations, and their interpretations, are subject to frequent change. The interpretation of certain contract provisions by our governmental regulators may also change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations, could reduce our profitability by imposing additional capital requirements, increasing our liability, increasing our administrative and other costs, increasing mandated benefits, forcing us to restructure our relationships with providers, or requiring us to implement additional or different programs and systems. Changes in the interpretation of our contracts could also reduce our profitability if we have detrimentally relied on a prior interpretation.

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

Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs. Moreover, our acquisition activity requires transitions to or from, and the integration of, various information systems. Our policy is to upgrade and expand our information systems capabilities. If we experience difficulties with the transition to or from information systems or are unable to properly implement, maintain, upgrade or expand our system, we could suffer from, among other things, operational disruptions, loss of members, difficulty in attracting new members, regulatory problems, and increases in administrative expenses.

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in compromises or breaches of our security systems and client data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in services or operations. The internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations, or make our systems inaccessible to our members, providers, or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations would be negatively impacted by cancellation of contracts and loss of members if they are not prevented.

If we are unable to maintain good relations with the physicians, hospitals, and other providers with whom we contract, or if we are unable to enter into cost-effective contracts with such providers, our profitability could be adversely affected.

We contract with physicians, hospitals, and other providers as a means to assure access to health care services for our members, to manage health care costs and utilization, and to better monitor the quality of care being delivered. In any particular market, providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher health care costs, disruption to provider access for current members, a decline in our growth rate, or difficulty in meeting regulatory or accreditation requirements.

In some markets, certain providers, particularly hospitals, physician/hospital organizations, and some specialists, may have significant market positions or even monopolies. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts which are disadvantageous to us, our profitability in those areas could be adversely affected.

Some providers that render services to our members are not contracted with our plans. In those cases, there is no pre-established understanding between the provider and our plan about the amount of compensation that is due to the provider. In some states, the amount of compensation is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances, providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with our plan. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our financial position or results of operations.

Failure to attain profitability in any new start-up operations or in connection with our expansion into Medicare could negatively affect our results of operations.

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

Even if we are successful in establishing a profitable HMO in a new state, increasing membership, revenues, and medical costs will trigger increased mandated net worth requirements which could substantially exceed the net income generated by the HMO. Rapid growth in an existing state will also create increased net worth requirements. In such circumstances we may not be able to fund on a timely basis or at all the increased net worth requirements with our available cash resources. The expenses associated with starting up a health plan in a new state or expanding a health plan in an existing state could have a significant adverse impact on our business, financial condition, or results of operations.

Likewise, our expansion into Medicare involves substantial start-up costs for which there may be minimal associated revenue. For example, we must hire sales personnel and establish a rigorous and comprehensive compliance program. The expenses associated with our expansion into Medicare could have a significant impact on our business, financial condition and results of operations.

High profile qui tam matters and negative publicity regarding Medicaid managed care and Medicare Advantage may lead to programmatic changes, intensified regulatory scrutiny, or “guilt by association.”

Certain of our competitors have recently been involved in high profile qui tam or “whistleblower” actions which have resulted in significant volatility in the price of their stock. Because of the limited number of health care companies competing in our market space, these whistleblower actions and investigations, and the resulting negative publicity, could become associated with or imputed to the Company, regardless of the Company’s actual regulatory compliance. Such an association, as well as any perception of a recurring pattern of abuse among the health plan participants in these government programs and the diminished reputation of the managed care sector as a whole, could result in public distrust, political pressure for programmatic changes, intensified scrutiny by regulators, increased stock volatility due to speculative trading, and heightened barriers to new managed care markets and contracts, all of which could have a material adverse effect on our business, financial condition, or results of operations.

If a state fails to renew its federal waiver application for mandated Medicaid enrollment into managed care or such application is denied, our membership in that state will likely decrease.

States may only mandate Medicaid enrollment into managed care under federal waivers or demonstrations. Waivers and programs under demonstrations are approved for two-year periods and can be renewed on an ongoing basis if the state applies. We have no control over this renewal process. If a state does not renew its mandated program or the federal government denies the state’s application for renewal, our business would suffer as a result of a likely decrease in membership.

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

We cannot predict the outcome of any lawsuit with certainty. While we currently have insurance coverage for some of the potential liabilities relating to litigation, other such liabilities may not be covered by insurance, the insurers could dispute coverage, or the amount of insurance could be insufficient to cover the damages awarded. In addition, insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level which would result in us effectively self-insuring cases against us.

Although we have established reserves for litigation as we believe appropriate, we cannot assure you that our recorded reserves will be adequate to cover such costs. Therefore, the litigation to which we are subject could have a material adverse effect on our financial condition, results of operations, or cash flows and could prompt us to change our operating procedures.

The Medicaid citizenship documentation requirements may adversely impact the enrollment levels of our health plans.

The United States Department of Health and Human Services requires persons applying for Medicaid to document their citizenship. The documentation requirement is outlined in Section 6036 of the Deficit Reduction Act of 2005 and is intended to ensure that Medicaid beneficiaries are United States citizens without imposing undue burdens on them or the states. The rule requires actual documentary evidence before Medicaid eligibility is granted or renewed. The provision requires that a person provide both evidence of citizenship and identity. In many cases, a single document will be enough to establish both citizenship and identity, such as a passport. However, if secondary documentation is used, such as a birth certificate, the individual will also need evidence of his or her identity. Affidavits can only be used in rare circumstances. Additional types of documentation, such as school records, may be used for children. Once citizenship has been proven, it need not be documented again with each eligibility renewal unless later evidence raises a question.

Each state must implement its own process for assuring compliance with documentation of citizenship in order to obtain federal matching funds, and effective compliance is part of Medicaid program integrity monitoring. In particular, audit processes track the extent to which a state relies on lower categories of documentation, and on affidavits, with the expectation that such categories would be used relatively infrequently and less over time, as state processes and beneficiary documentation improves.

Because this rule is relatively new and states have varied their compliance processes since its implementation, it is unclear what the full impact will be on the enrollment levels of our various state HMOs. The rule could result in the disenrollment of a material number of our members, thereby decreasing our premium revenues. As a result, this proof of citizenship requirement could have a material adverse effect on our business, financial condition, or results of operations.

We are subject to competition which negatively impacts our ability to increase penetration in the markets we serve.

We operate in a highly competitive environment and in an industry that is currently subject to significant changes from business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations. We compete for members principally on the basis of size, location, and quality of provider network, benefits supplied, quality of service, and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by the financial resources available to a health plan. Many other organizations with which we compete, including large commercial plans, have substantially greater financial and other resources than we do. For these reasons, we may be unable to grow our membership, or may lose members to other health plans.

Restrictions and covenants in our credit facility may limit our ability to make certain acquisitions.

In order to provide liquidity, we have a $200 million senior secured credit facility that matures in May 2012. As of December 31, 2007, we had no outstanding indebtedness under our credit facility. Our credit facility imposes numerous restrictions and covenants, including prescribed debt coverage ratios, net worth requirements, and acquisition limitations that restrict our financial and operating flexibility, including our ability to make certain acquisitions above specified values and declare dividends without lender approval. As a result of the restrictions and covenants imposed under our credit facility, our growth strategy may be negatively impacted by our inability to act with complete flexibility, or our inability to use our credit facility in the manner intended.

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

Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings, and numerous other factors. There can be no assurance that we will be able to refinance our credit facility and obtain financing on acceptable terms or within an acceptable time frame, if at all. If we are unable to obtain financing on terms and within a time frame acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

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

Our corporate headquarters, centralized claims processing, finance, and information technology support functions are located in Long Beach, California. Southern California is located along the San Andreas fault and is thus exposed to a statistically greater risk of a major earthquake than most other parts of the country. If a major earthquake were to strike the Los Angeles and Long Beach area, our claims processing and other corporate functions could be significantly impaired for a substantial period of time. Although we have established a disaster recovery and business resumption plan with back-up operating sites to be deployed in the case of such a major disruptive event, there can be no assurances that the business operations of all our health plans, including those that are remote from any such event, would not be substantially impacted by a major earthquake.

Our results of operations could be negatively impacted by both upturns and downturns in general economic conditions.

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

We are a corporate parent holding company and hold most of our assets at, and conduct most of our operations through, direct and indirect subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. In Michigan, New Mexico, Ohio, Texas, Utah, and Washington, our health plans must give thirty days advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. The aggregate amounts our health plan subsidiaries could have paid us at December 31, 2007, 2006, and 2005 without approval of the regulatory authorities were approximately $18.7 million, $6.9 million, and $4.3 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments under our credit facility and/or our senior convertible notes.

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

Since our initial public offering in July 2003, the sales price of our common stock has ranged from a low of $20.00 to a high of $53.23. A number of factors will continue to influence the market price of our common stock, including:

•	state and federal budget decreases,

•	adverse publicity regarding health maintenance organizations and other managed care organizations,

•	government action regarding member eligibility,

•	changes in government payment levels,

•	a change in control of the Presidency or of Congress from one party to the other,

•	changes in state mandatory programs,

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts,

•	announcements relating to our business or the business of our competitors,

•	conditions generally affecting the managed care industry or our provider networks,

•	the success of our operating or acquisition strategy,

•	the operating and stock price performance of other comparable companies in the healthcare industry,

•	the termination of our Medicaid or SCHIP contracts with state or county agencies, or subcontracts with other Medicaid managed care organizations that contract with such state or county agencies,

•	regulatory or legislative change, and

•	general economic conditions, including inflation, interest rates, and unemployment rates.

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

Our executive officers and directors, in the aggregate, beneficially own approximately 20% of our capital stock, and members of the Molina family (some of whom are also officers or directors), in the aggregate, beneficially own approximately 53% of our capital stock, either directly or in trusts of which members of the Molina family are beneficiaries. In some cases, members of the Molina family are trustees of the trusts. As a result, Molina family members, acting by themselves or together with our officers and directors, have the ability to significantly influence all matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, and any merger, consolidation, or sale of substantially all of our assets. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of ownership in our company could delay, defer, or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of our controlling stockholders may be different from those of our company or our other stockholders, and our controlling stockholders may vote their common stock in a manner that may adversely affect our other stockholders.

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

From time to time in press releases and otherwise, we may publish earnings guidance, forecasts, or other forward-looking statements regarding our future results, including estimated revenues, net earnings, and other operating and financial metrics. Any forecast of our future performance reflects numerous assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. For example, our earnings guidance issued on January 18, 2007 assumed that the membership of our Ohio HMO would grow during 2007 to approximately 160,000 members, an assumption which proved to be inaccurate (actual membership in Ohio grew to 136,000 at December 31, 2007). Further, the achievement of any forecast depends on numerous risks and other factors, including those described in this report, many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

We do not anticipate paying any cash dividends in the foreseeable future.

We have not declared or paid any dividends since our initial public offering in July 2003, and we currently anticipate that we will retain any future earnings for the development and operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Our ability to deduct interest on our convertible notes for U.S. federal income tax purposes may be reduced or eliminated and as a result our after-tax cash flow could be adversely affected.

In October 2007, we completed our offering of $200 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014. Under Section 279 of the Internal Revenue Code, deductions otherwise allowable to a corporation for interest may be reduced or eliminated in the case of corporate acquisition indebtedness, which is generally defined to include subordinated convertible debt issued to provide consideration for the acquisition of stock or a substantial portion of the assets of another corporation, if either (i) the acquiring corporation has a debt to equity ratio (measured, in part, with reference to tax basis) that exceeds 2 to 1 or (ii) the projected earnings of the corporation (the average annual earnings, determined with certain adjustments, for the three-year period ending on the test date) do not exceed three times the annual interest costs of the corporation. At the present time, based on our current and expected operational metrics for the current taxable year (as specifically calculated for purposes of the debt to equity ratio and projected earnings tests referred to in the preceding sentence), we do not expect our convertible notes to qualify as corporate acquisition indebtedness. However, our actual operational metrics could differ from our expectations and, as a result, our deductions for interest on our convertible notes could be reduced or eliminated if our convertible notes meet the definition of corporate acquisition indebtedness in 2007, the taxable year in which the notes were issued. In addition, our convertible notes could become corporate acquisition indebtedness in a subsequent taxable year if we initially meet the debt to equity ratio and projected earnings tests, but later fail one or both tests in a year during which we issue additional indebtedness for certain corporate acquisitions. If we are not entitled to deduct interest on our convertible notes, our after-tax cash flow could be adversely affected.

Conversion of our senior convertible notes may dilute the ownership interest of existing stockholders.

Our convertible notes are convertible into cash and, under certain circumstances, shares of our common stock. The conversion of some or all of our convertible notes may dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the convertible notes into cash and shares of our common stock could depress the price of our common stock.

The accounting method for convertible debt securities with net share settlement, like our $200 million senior convertible notes, could change in a manner that may affect our results of operations.

In August 2007, the Financial Accounting Standards Board, or FASB, issued an exposure draft of a proposed FASB Staff Position (the “Proposed FSP”) reflecting new rules that would change the accounting for certain convertible debt instruments, including our convertible notes. Under the proposed new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our convertible note is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of our convertible notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of our convertible notes to their face amount as interest expense over the term of our convertible notes. We believe FASB plans to issue final guidance in the first half of 2008. This Proposed FSP is expected to be effective for fiscal years beginning after December 15, 2008, would not permit early application, and would be applied retrospectively to all periods presented. We are currently evaluating the proposed new rules and cannot quantify the impact at this time. However, if the Proposed FSP is adopted, we expect to have higher interest expense in 2009 due to the interest expense accretion, and prior period interest expense associated with our convertible notes would also reflect higher than previously reported interest expense due to retrospective application.

In addition, for purposes of calculating diluted earnings per share, a convertible debt security providing for net share settlement upon conversion and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” is currently accounted for in a manner similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of our convertible notes are not included in the calculation of our earnings per share except to the extent that the conversion value of our convertible notes exceeds their principal amount, in which event, for earnings per share purposes, we would account for the transaction as if we had issued the number of shares of our common stock necessary to settle the conversion. The Proposed FSP does not affect the earnings per share accounting for convertible instruments such as our convertible notes.

Our investments in auction rate securities are subject to risks that may cause losses and have a material adverse effect on our liquidity.

As of December 31, 2007, $82.1 million of our total $242.9 million in short-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry a AAA credit rating. $74.1 million of the $82.1 million are secured by student loans which are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (FFELP). In addition to the U.S. Government guarantee on such student loans, some of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals up to 35 days. Recently, auctions for some of these auction rate securities have failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 7, 28, or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. All of these investments are currently classified as short-term investments. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of these securities through an impairment charge against net income and reflect them as long-term investments on our balance sheet for the period ending March 31, 2008 or thereafter.

As of February 29, 2008, the Company held $75.6 million of auction rate securities. $71.1 million of these securities are secured by student loans which are generally 97% guaranteed by the U.S. Government under FFELP.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This report and the documents we incorporate by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, that we include in this report and in the documents we incorporate by reference in this report, may be deemed forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make, including the factors discussed above and also the factors included in the documents we incorporate by reference in this report. We wish to caution readers that these factors, among others, could cause our actual results to differ materially from those expressed in our forward-looking statements. In addition, those factors should be considered in conjunction with any discussion of our results of operations herein or in other period reports, as well as in conjunction with all of our press releases, presentations to securities analysts or investors, or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief, or expectation only as of the date thereof. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date on which the forward-looking statement was made.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

We lease a total of 53 facilities, including our corporate headquarters at 200 Oceangate in Long Beach, California, and 18 of our 19 California medical clinics. We also own a 32,000 square-foot office building in Long Beach, California, and one of our medical clinics in Pomona, California. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

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

Starko.  Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants (the “HMOs”), including Cimarron Health Plan, the predecessor of our New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. On July 10, 2007, the court dismissed all damages claims against Molina Healthcare of New Mexico, leaving only a pending action for injunctive and declaratory relief. On August 15, 2007, the court held a hearing on the motion of Molina Healthcare of New Mexico to dismiss the plaintiffs’ claims for injunctive and declaratory relief. At that hearing, the court dismissed all remaining claims against Molina Healthcare of New Mexico. The plaintiffs have filed an appeal with respect to the court’s dismissal orders and have submitted their opening appellate brief. Molina Healthcare of New Mexico is preparing its responsive appellate brief. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to Molina Healthcare of New Mexico, an indemnification escrow account was established and funded with $6,000,000 in order to indemnify Molina Healthcare of New Mexico against the costs of such litigation and any eventual liability or settlement costs. Currently, approximately $4,100,000 remains in the indemnification escrow fund.

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

None.

Executive Officers of the Registrant

J. Mario Molina, M.D., 49, has served as President and Chief Executive Officer since succeeding his father and company founder, Dr. C. David Molina, in 1996. He has also served as Chairman of the Board since 1996. Prior to that, he served as Medical Director from 1991 through 1994 and was Vice President responsible for provider contracting and relations, member services, marketing and quality assurance from 1994 to 1996. He earned an M.D. from the University of Southern California and performed his medical internship and residency at the Johns Hopkins Hospital. Dr. Molina is the brother of John C. Molina.

John C. Molina, J.D., 43, has served in the role of Chief Financial Officer since 1995. He also has served as a director since 1994. Mr. Molina has been employed by us for over 27 years in a variety of positions. Mr. Molina is a past president of the California Association of Primary Care Case Management Plans. He earned a Juris Doctorate from the University of Southern California School of Law. Mr. Molina is the brother of J. Mario Molina, M.D.

Mark L. Andrews, Esq., 50, has served as Chief Legal Officer and General Counsel since 1998. He also has served as a member of the Executive Committee of our company since 1998. Before joining our company, Mr. Andrews was a partner at Wilke, Fleury, Hoffelt, Gould & Birney of Sacramento, California, where he chaired that firm’s health care and employment law departments and represented Molina as outside counsel from 1994 through 1997. Mr. Andrews holds a Juris Doctorate degree from Hastings College of the Law.

Terry P. Bayer, 57, has served as our Chief Operating Officer since November 2005. She had formerly served as our Executive Vice President, Health Plan Operations since January 2005. Ms. Bayer has 25 years of healthcare management experience, including staff model clinic administration, provider contracting, managed care operations, disease management, and home care. Prior to joining us, her professional experience included regional responsibility at FHP, Inc. and multi-state responsibility as Regional Vice-President at Maxicare; Partners National Health Plan, a joint venture of Aetna Life Insurance Company and Voluntary Hospital Association (VHA); and Lincoln National. She has also served as Executive Vice President of Managed Care at Matria Healthcare, President and Chief Operating Officer of Praxis Clinical Services, and as Western Division President of AccentCare. She holds a Juris Doctorate from Stanford University, a Master’s degree in Public Health from the University of

California, Berkeley, and a Bachelor’s degree in Communications from Northwestern University. Ms. Bayer is a member of the board of directors of Apria Healthcare Group Inc.

James W. Howatt, 61, has served as our Chief Medical Officer since May 2007. Dr. Howatt formerly served as the chief medical officer of Molina Healthcare of Washington. Prior to joining Molina Healthcare in February 2006, Dr. Howatt was Western Regional Medical Director for Humana, where he was responsible for the coordination and oversight of quality, utilization management, credentialing, and accreditation for Humana’s activities west of Kansas City. Previously, he was Vice President and CMO of Humana Arizona, where he was responsible for leading a variety of medical management functions and worked closely with the company’s sales division to develop customer-focused benefit structures. Dr. Howatt also served as CMO for Humana TRICARE, where he oversaw a $2.5 billion health care operation that served three million beneficiaries and comprised a professional network of 40,000 providers, 800 institutions, and 13 medical directors. Dr. Howatt received B.S. and M.D. degrees from the University of California, San Francisco, and also holds a Master of Business Administration degree with an emphasis in Health Management from the University of Phoenix. He interned and completed his residency program in family practice at Ventura County Hospital in Ventura, California. Dr. Howatt is a board-certified family physician and a member of the American College of Managed Care Medicine.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the trading symbol “MOH” since July 2003. The high and low sales prices of our common stock for specified periods are set forth below:

Date Range	High	Low

2007
First Quarter	$34.76	$28.88
Second Quarter	$34.92	$28.72
Third Quarter	$38.41	$28.15
Fourth Quarter	$41.21	$34.01
2006
First Quarter	$34.60	$23.30
Second Quarter	$39.78	$30.17
Third Quarter	$39.39	$31.10
Fourth Quarter	$41.25	$32.02

As of February 26, 2008, there were approximately 141 holders of record of our common stock.

We did not declare or pay any dividends in 2007, 2006, or 2005. We currently anticipate that we will retain any future earnings for the development and operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

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

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2007)

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	warrants and rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	733,713 (1)	$30.45	3,622,689 (2)

(1)	Options to purchase shares of our common stock issued under the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. Further grants under the 2000 Omnibus Stock and Incentive Plan have been frozen.

(2)	Includes only shares remaining available to issue under the 2002 Equity Incentive Plan (the “2002 Incentive Plan”) and the 2002 Employee Stock Purchase Plan (the “ESPP”). The 2002 Incentive Plan initially allowed for the issuance of 1.6 million shares of common stock. Beginning January 1, 2004, shares available for issuance under the 2002 Incentive Plan automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis, unless the board of directors affirmatively acts to nullify the automatic increase. The 400,000 share increase on January 1, 2008 increased the total number of shares available for issuance under the 2002 Incentive Plan to 3,600,000 shares. The ESPP initially allowed for the issuance of 600,000 shares of common stock. Beginning December 31, 2003, and each year until the 2.2 million maximum aggregate number of shares reserved for issuance is reached, shares eligible for issuance under the ESPP automatically increase by 1% of total outstanding capital stock. Through the automatic increase effective December 31, 2007, the total number of shares reserved for issuance under the ESPP has increased to approximately 2.0 million shares.

STOCK PERFORMANCE GRAPH

The following discussion shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a filing.

The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the 54-month period from July 2, 2003 (the date of our initial public offering of common stock) to December 31, 2007. The graph assumes an initial investment of $100 in Molina Healthcare, Inc. common stock and in each of the indices.

The peer group index consists of Amerigroup Corporation (AGP), Centene Corporation (CNC), Coventry Health Care, Inc. (CVH), Health Net, Inc. (HNT), Humana, Inc. (HUM), UnitedHealth Group Incorporated (UNH), and WellPoint, Inc. (WLP).

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
Among Molina Healthcare, Inc, The S&P 500 Index
And A Peer Group

*	$100 invested on 7/2/03 in stock or on 6/30/03 in index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data (other than the data under the caption “Operating Statistics”) for the five years ended December 31, 2007 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollars are in thousands, except per share data. The data under the caption “Operating Statistics” has not been audited.

	Year Ended December 31,
	2007(1)	2006(2)	2005	2004(3)	2003

Statements of Income Data:
Revenue:
Premium revenue	$2,462,369	$1,985,109	$1,639,884	$1,171,038	$791,783
Investment income	30,085	19,886	10,174	4,230	1,761

Total revenue	2,492,454	2,004,995	1,650,058	1,175,268	793,544
Expenses:
Medical care costs	2,080,083	1,678,652	1,424,872	984,686	657,921
General and administrative expenses	285,295	229,057	163,342	94,150	61,543
Loss contract charge	—	—	939	—	—
Impairment charge on purchased software(4)	782	—	—	—	—
Depreciation and amortization	27,967	21,475	15,125	8,869	6,333

Total expenses	2,394,127	1,929,184	1,604,278	1,087,705	725,797

Operating income	98,327	75,811	45,780	87,563	67,747
Total other income (expense), net	(4,631)	(2,353)	(1,929)	122	(1,334)

Income before income taxes	93,696	73,458	43,851	87,685	66,413
Provision for income taxes	35,366	27,731	16,255	31,912	23,896

Net income	$58,330	$45,727	$27,596	$55,773	$42,517

Net income per share:
Basic	$2.06	$1.64	$1.00	$2.07	$1.91

Diluted	$2.05	$1.62	$0.98	$2.04	$1.88

Weighted average number of common shares outstanding	28,275,000	27,966,000	27,711,000	26,965,000	22,224,000

Weighted average number of common shares and potential dilutive common shares outstanding	28,419,000	28,164,000	28,023,000	27,342,000	22,629,000

Operating Statistics:
Medical care ratio(5)	84.5%	84.6%	86.9%	84.1%	83.1%
General and administrative expense ratio(6)	11.5%	11.4%	9.9%	8.0%	7.8%
General and administrative expense ratio, excluding premium taxes	8.2%	8.4%	7.1%	5.9%	6.6%
Members(7)	1,149,000	1,077,000	893,000	788,000	564,000

	As of December 31,
	2007(1)	2006(2)	2005	2004(3)	2003

Balance Sheet Data:
Cash and cash equivalents	$459,064	$403,650	$249,203	$228,071	$141,850
Total assets	1,171,305	864,475	659,927	533,859	344,585
Long-term debt (including current maturities)	200,000	45,000	—	1,894	—
Total liabilities	680,827	444,309	297,077	203,237	123,263
Stockholders’ equity	490,478	420,166	362,850	330,622	221,322

(1)	The balance sheet and operating results of the MCP (Mercy CarePlus) acquisition have been included since November 1, 2007, the effective date of the acquisition.

(2)	The balance sheet and operating results of the HCLB (Cape Health Plan) acquisition have been included since May 15, 2006, the effective date of the acquisition.

(3)	The balance sheet and operating results of the New Mexico HMO have been included since July 1, 2004, the effective date of the acquisition.

(4)	Amount represents an impairment charge related to commercial software no longer used for operations.

(5)	Medical care ratio represents medical care costs as a percentage of premium revenue. The medical care ratio is a key operating indicator used to measure our performance in delivering efficient and cost effective healthcare services. Changes in the medical care ratio from period to period result from changes in Medicaid funding by the states, our ability to effectively manage costs, and changes in accounting estimates related to incurred but not reported claims. See Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion.

(6)	General and administrative expense ratio represents such expenses as a percentage of total revenue.

(7)	Number of members at end of period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report. This discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Item 1A — Risk Factors, above.

Overview

Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. We were founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, we began operating as a health maintenance organization, or HMO. Beginning in January 2006, we began to serve a very small number of our dual eligible members under both the Medicaid and the Medicare programs (we served 5,000 Medicare members as of December 31, 2007). We operate our business through health plan subsidiaries in California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. Our financial performance for 2007, 2006 and 2005 is briefly summarized below (dollars in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Earnings per diluted share	$2.05	$1.62	$0.98
Premium revenue	$2,462,369	$1,985,109	$1,639,884
Operating income	$98,327	$75,811	$45,780
Net income	$58,330	$45,727	$27,596
Medical care ratio	84.5%	84.6%	86.9%
G&A expenses as a percentage of total revenue	11.5%	11.4%	9.9%
Total ending membership	1,149,000	1,077,000	893,000

Revenue

Premium revenue is fixed in advance of the periods covered and is not generally subject to significant accounting estimates. For the year ended December 31, 2007, we received approximately 91.9% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs periodically adjust premium rates.

The amount of these premiums may vary substantially between states and among various government programs. PMPM premiums for members of the State Children’s Health Insurance Program, or SCHIP, are generally among the Company’s lowest, with rates as low as approximately $80 PMPM in California and Utah. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population — the Medicaid group that includes most mothers and children — PMPM premiums range between approximately $95 in California to over $200 in New Mexico and Ohio. Among our Medicaid Aged, Blind or Disabled, or ABD membership, PMPM premiums range from approximately $370 in California to over $1,000 in New Mexico and Ohio. Medicare revenue is approximately $1,200 PMPM. Approximately 3.4% of our premium revenue in the year ended December 31, 2007 was realized under a Medicaid cost-plus reimbursement agreement that our Utah plan has with that state. We also received approximately 4.7% of our premium revenue for the year ended December 31, 2007 in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in Michigan, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs. Starting in 2006, our premium revenue also included premiums generated from Medicare, which totaled approximately $49.3 million for the year ended December 31, 2007. All of our Medicare revenue is paid to us as a fixed PMPM amount.

Certain components of premium revenue are subject to accounting estimates. Chief among these are: 1) that portion of premium revenue paid to our New Mexico health plan by the state of New Mexico that may be refunded to the state if certain minimum amounts are not expended on defined medical care costs, 2) the additional premium revenue our Utah health plan is entitled to receive from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid, and 3) the profit-sharing agreement between our Texas health plan and the state of Texas, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income, according to a tiered rebate schedule.

Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs. During 2007, we recorded adjustments totaling $6.0 million to reduce premium revenue associated with this requirement. At December 31, 2007, we have recorded a liability of approximately $12.9 million under our interpretation of the existing terms of this contract provision. Any change to the terms of this provision, including revisions to the definitions of premium revenue or medical care costs, the period of time over which the minimum percentage is measured or the manner of its measurement, or the percentage of revenue required to be spent on the defined medical care costs, may trigger a change in this amount. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to this amount may occur.

The Medicaid contract of our Utah health plan with the state of Utah is paid on a cost plus nine percent basis. In addition, in order to incentivize the plan to save the state money, the contract also entitles the health plan to be paid a percentage of the savings realized as measured against what claims would have been paid on a fee-for-service basis by the state. We had previously estimated the amount that we believe our Utah plan will recover under its savings sharing agreement with the state of Utah. However, as a result of an ongoing disagreement with the state, during 2007 our Utah health plan wrote off the entire receivable, totaling $4.7 million, $4.0 million of which was accrued as of December 31, 2006. Nevertheless, our Utah health plan has not waived any of its rights to recovery under the savings sharing provision of the contract, and continues to work with the state in an effort to assure an appropriate determination of amounts due. When additional information is known or agreement is reached with the state regarding the appropriate savings sharing payment amount, we will adjust the amount of savings sharing revenue recorded in our financial statements.

As of December 31, 2007, we have accrued a liability of approximately $2.3 million pursuant to our profit-sharing agreement with the state of Texas, for the 2006 and 2007 contract years. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimate.

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

	As of December 31,
	2007	2006	2005

Total Ending Membership by Health Plan:
California	296,000	300,000	321,000
Michigan	209,000	228,000	144,000
Missouri(1)	68,000	—	—
Nevada(2)	—	—	—
New Mexico	73,000	65,000	60,000
Ohio(3)	136,000	76,000	—
Texas(4)	29,000	19,000	—
Utah	55,000	52,000	59,000
Washington	283,000	281,000	285,000

Subtotal	1,149,000	1,021,000	869,000
Indiana(5)	N/A	56,000	24,000

Total	1,149,000	1,077,000	893,000

	As of December 31,
	2007	2006	2005

Total Ending Membership by State for our Medicare Advantage Special Needs Plans:
California	1,115	549	—
Michigan	1,090	152	—
Nevada	520	—	—
Utah	1,860	1,452	—
Washington	507	235	—

Total	5,092	2,388	—

Total Ending Membership by State for our Aged, Blind and Disabled (“ABD”) Population:
California	11,837	10,717	10,492
Michigan	31,399	33,204	23,101
New Mexico	6,792	6,697	6,665
Ohio(3)	14,887	—	—
Texas(4)	16,018	—	—
Utah	6,795	6,827	7,234
Washington	2,814	2,713	1,864

Total	90,542	60,158	49,356

(1)	Our Missouri health plan was acquired effective November 1, 2007.

(2)	Less than one thousand members. Our Nevada plan serves only Medicare members and commenced operations in June 2007.

(3)	Our Ohio health plan commenced operations in December 2005, serving less than 250 members as of December 31, 2005.

(4)	Our Texas health plan commenced operations in September 2006.

(5)	Our Indiana health plan ceased serving members effective January 1, 2007; it currently has no members.

The following table provides details of member months (defined as the aggregation of each month’s membership for the period) by state for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Total Member Months by Health Plan:
California	3,500,000	3,694,000	3,569,000
Michigan	2,597,000	2,365,000	1,811,000
Missouri(1)	136,000	—	—
Nevada(2)	1,000	—	—
New Mexico	803,000	726,000	734,000
Ohio(3)	1,567,000	442,000	—
Texas(4)	335,000	34,000	—
Utah	593,000	689,000	668,000
Washington	3,419,000	3,410,000	3,383,000

Subtotal	12,951,000	11,360,000	10,165,000
Indiana(5)	N/A	499,000	149,000

Total	12,951,000	11,859,000	10,314,000

(1)	Our Missouri health plan was acquired effective November 1, 2007.

(2)	Our Nevada plan serves only Medicare members and commenced operations in June 2007.

(3)	Our Ohio health plan commenced operations in December 2005, serving less than 250 members as of December 31, 2005.

(4)	Our Texas health plan commenced operations in September 2006.

(5)	Our Indiana health plan ceased serving members effective January 1, 2007; it currently has no members.

Expenses

Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, expenses. Our results of operations are impacted by our ability to effectively manage expenses related to health care services and to accurately estimate costs incurred. Expenses related to medical care services are captured in the following four categories:

•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including per diem amounts, diagnostic-related groups or DRGs, percent of billed charges, case rates, and capitation. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitation basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2007, 2006 and 2005, medically related administrative costs were approximately $65.4 million, $52.6 million, and $44.4 million, respectively.

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Year Ended December 31,
	2007			2006			2005
			% of			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total	Amount	PMPM	Total

Medical care costs:
Fee for service	$1,343,911	$103.77	64.6%	$1,125,031	$94.86	67.0%	$983,608	$95.36	69.0%
Capitation	375,206	28.97	18.0	261,476	22.05	15.6	199,821	19.37	14.0
Pharmacy	270,363	20.88	13.0	209,366	17.65	12.5	176,250	17.09	12.4
Other	90,603	7.00	4.4	82,779	6.98	4.9	65,193	6.32	4.6

Total	$2,080,083	$160.62	100.0%	$1,678,652	$141.54	100.0%	$1,424,872	$138.14	100.0%

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.

G&A expenses largely consist of wage and benefit costs for our employees, premium taxes, and other administrative expenses. Some G&A services are provided locally, while others are delivered to our health plans from a centralized location. The primary centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally provided functions include member services, plan administration, and provider relations. G&A expenses include premium taxes for each of our health plans in California, Michigan, New Mexico, Ohio, Texas, and Washington.

Results of Operations

The following table sets forth selected consolidated operating ratios. All ratios, with the exception of the medical care ratio, are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium revenue earned and the cost of health care.

	Year Ended December 31,
	2007	2006	2005

Premium revenue	98.8%	99.0%	99.4%
Investment income	1.2	1.0	0.6

Total revenue	100.0%	100.0%	100.0%

Medical care ratio	84.5%	84.6%	86.9%

General and administrative expense ratio, excluding premium taxes	8.2%	8.4%	7.1%
Premium taxes included in general and administrative expenses	3.3	3.0	2.8

Total general and administrative expense ratio	11.5%	11.4%	9.9%

Depreciation and amortization expense ratio	1.1%	1.1%	0.9%
Effective tax rate	37.8%	37.8%	37.1%
Operating income	3.9%	3.8%	2.8%
Net income	2.3%	2.3%	1.7%

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

The following table summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; other dollar amounts are in thousands):

	Year Ended December 31, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	$378,934	$108.29	$310,226	$88.66	81.9%	$11,338
Indiana	366	—	(3,729)	—	—	—
Michigan	487,032	187.55	409,230	157.59	84.0%	28,493
Missouri	30,730	226.65	26,396	194.69	85.9%	—
Nevada	2,438	1,440.73	2,069	1,222.76	84.9%	—
New Mexico	268,115	333.94	221,567	275.97	82.6%	9,088
Ohio	436,238	278.39	394,451	251.72	90.4%	19,631
Texas	88,453	263.90	68,173	203.40	77.1%	1,598
Utah	116,907	197.19	109,895	185.36	94.0%	—
Washington	652,970	190.96	519,763	152.00	79.6%	10,844
Other	186	—	22,042	—	—	28

	$2,462,369	$190.13	$2,080,083	$160.62	84.5%	$81,020

	Year Ended December 31, 2006
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	$372,071	$100.74	$328,532	$88.95	88.3%	$11,738
Indiana	82,946	166.29	79,411	159.20	95.7%	—
Michigan	429,835	181.73	335,696	141.93	78.1%	25,982
New Mexico	221,597	305.07	187,460	258.08	84.6%	8,203
Ohio	94,751	214.25	86,249	195.03	91.0%	4,265
Texas	4,508	133.37	4,688	138.70	104.0%	79
Utah	165,507	240.10	151,417	219.66	91.5%	—
Washington	613,750	179.98	484,435	142.06	78.9%	10,506
Other	144	—	20,764	—	—	4

	$1,985,109	$167.39	$1,678,652	$141.55	84.6%	$60,777

Net Income

For the year ended December 31, 2007, net income increased to $58.3 million, or $2.05 per diluted share, from $45.7 million, or $1.62 per diluted share, for the year ended December 31, 2006.

Premium Revenue

For the year ended December 31, 2007, premium revenue was $2,462.4 million, an increase of $477.3 million, or 24.0%, over $1,985.1 million for the year ended December 31, 2006. Medicare premium revenue for 2007 was $49.3 million compared with $27.2 million in 2006. Contributing to the $477.3 million increase in annual premium revenues were the following:

•	A $341.5 million increase at the Ohio health plan principally due to higher enrollment;

•	An $83.9 million increase at the Texas health plan due to higher enrollment. During 2007, the Texas health plan reduced revenue by $3.1 million to record amounts due back to the state under a profit sharing agreement;

•	A $57.2 million increase at our Michigan health plan principally due to a full year of operations which had included the revenue of the Cape Health Plan, compared to only eight months of operations including Cape Health Plan revenues in 2006 (the acquisition of Cape Health Plan was effective May 1, 2006);

•	A $46.5 million increase at our New Mexico health plan due to higher enrollment and higher premium rates. The New Mexico health plan reduced revenue by $6.0 million and $6.9 million in 2007 and 2006, respectively, to meet a contractually required minimum medical care ratio;

•	A $39.2 million increase at our Washington health plan due to higher premium rates and slightly higher membership;

•	A $30.7 million increase as a result of our acquisition of Mercy CarePlus in Missouri effective November 1, 2007; and

•	A $6.9 million increase at our California health plan as increased premium rates offset lower enrollment.

These increases in premium revenues during 2007 were partially offset by:

•	An $82.9 million decrease due to the termination of operations of our Indiana health plan effective January 1, 2007; and

•	A $48.6 million decrease at our Utah health plan due to reduced membership (on a member-month basis), and the write-off of $4.7 million in savings share receivables.

Investment Income

Investment income for 2007 increased $10.2 million to $30.1 million, from $19.9 million for 2006, as a result of higher invested balances, due in part to the investment of proceeds from our offering of convertible senior notes in the fourth quarter of 2007, and higher investment yields.

Medical Care Costs

Medical care costs as a percentage of premium revenue (the medical care ratio), decreased to 84.5% in the year ended December 31, 2007, from 84.6% in 2006. Contributing to this change were the following:

•	The medical care ratio of the California health plan decreased to 81.9% in 2007 from 88.3% in 2006 as a result of the premium increases received during 2007 in San Bernardino/Riverside, San Diego, and Sacramento counties, while PMPM medical costs were essentially flat;

•	The medical care ratio of the Michigan health plan increased to 84.0% in 2007 from 78.1% in 2006 due to higher capitation and pharmacy and specialty fee-for-service costs partially offset by lower hospital fee-for-service costs;

•	The medical care ratio of the New Mexico health plan decreased to 82.6% in 2007 from 84.6% in 2006. The decrease was the result of higher premium rates and a reduction in the minimum medical care ratio premium adjustment, partially offset by the impact of Medicaid fee schedule increases. Absent the adjustments made to premium revenue in 2007 and 2006, the medical care ratio in New Mexico would have been 80.8% in 2007 and 82.0% in 2006;

•	The medical care ratio of the Ohio health plan decreased to 90.4% for 2007 from 91.0% in 2006. The medical care ratio for the Ohio health plan’s CFC population decreased to 88.5% in 2007 compared to 91.0% in 2006. During 2007, the Ohio health plan began serving the ABD population for the first time. The medical care ratio for the ABD population for all of 2007 was 94.7%. We expect that the Ohio ABD medical care ratio will decrease in 2008 as a result of the 2.6% rate increase the health plan received under its ABD contract with the state effective January 1, 2008, and the realization of improved utilization as the transition to managed care continues. We estimate that if the 2008 medical care ratio for the CFC population remains at

86.2% for all of 2008, we will need to achieve a medical care ratio of 91.0% for our ABD population to reach our expectation of an 88.0% medical care ratio plan-wide for Ohio. The recent addition of the ABD members (some of whom were not added until late summer of 2007) adds a degree of uncertainty to the medical care cost estimates in Ohio that is not found in our more mature health plans;

•	The medical care ratio of the Texas health plan decreased in 2007 primarily due to very low medical costs for the Star Plus membership. As noted above, we recorded a $3.1 million reduction to revenue in Texas during 2007 to reflect estimated amounts due back to the state under a profit sharing arrangement. We believe that the medical care ratio reported by the Texas health plan in 2007 is not sustainable, and expect the medical care ratio to rise during 2008 to a level consistent with consolidated results;

•	The medical care ratio of the Utah health plan increased due to the write-off of $4.7 million in savings share receivables in the second half of 2007. Medical care costs in Utah decreased on a PMPM basis in 2007 when compared to 2006. Absent the write-off of $4.7 million in savings share receivable in the second half of 2007 ($4.0 million of which was accrued as of December 31, 2006), the Utah health plan’s medical care ratio would have been 90.4%, an improvement over the 91.5% reported for 2006. Our Utah health plan serves the majority of its membership under a cost-plus contract with the state of Utah;

•	The medical care ratio reported at the Washington health plan increased to 79.6% in 2007 from 78.9% in 2006, principally due to higher fee-for-service costs; and

•	The termination of our operations in Indiana resulted in a 10 basis-point improvement in our medical care ratio, to 84.5%, in 2007. Absent the impact of the Indiana plan in both years, the medical care ratio in 2007 would have increased 50 basis points to 84.6% from 84.1% in 2006.

General and Administrative Expenses

G&A expenses were $285.3 million, or 11.5% of total revenue, for the year ended December 31, 2007, compared to $229.1 million, or 11.4% of total revenue, for 2006. Included in G&A expenses were premium taxes totaling $81.0 million in 2007 and $60.8 million in 2006. Premium taxes increased in 2007 due to increased revenues in the states where premium taxes are assessed.

Core G&A expenses (defined as G&A expenses less premium taxes) decreased to 8.2% of total revenue for the year ended December 31, 2007, compared with 8.4% for 2006. Although Core G&A expenses declined slightly in 2007 as a percentage of total revenue, certain categories of expenses increased. These increases included employee incentive compensation, recruitment costs, and our continued investment in the administrative infrastructure necessary to support the Medicare product line. The following table provides details regarding the impact of these increases (dollars in thousands):

	2007		2006
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Medicare-related administrative costs	$9,778	0.4%	$3,237	0.2%
Non Medicare-related administrative costs:
Employee recruitment expense	2,568	0.1	1,769	0.1
Employee incentive compensation	9,976	0.4	5,102	0.2
All other administrative expense	182,735	7.3	158,172	7.9

Core G&A expenses	$205,057	8.2%	$168,280	8.4%

Depreciation and Amortization

Depreciation and amortization expense increased $6.5 million for the year ended December 31, 2007 compared to 2006, primarily due to depreciation expense associated with investments in infrastructure. Of the total increase, amortization expense contributed $1.3 million, primarily due to the Cape Health Plan acquisition in

Michigan in 2006. The following table presents the components of depreciation and amortization expense (in thousands):

	Year Ended December 31,
	2007	2006

Depreciation expense	$17,118	$11,936
Amortization expense on intangible assets	10,849	9,539

Total depreciation and amortization expense	$27,967	$21,475

Impairment Charge on Purchased Software

During the second quarter of 2007, we recorded an impairment charge of $782,000 related to purchased software no longer used for operations. No such charge occurred during the year ended December 31, 2006.

Interest Expense

Interest expense increased to $4.6 million in 2007 from $2.4 million in 2006 primarily due to increased borrowings, including the issuance of our convertible senior notes in the fourth quarter of 2007.

Income Taxes

We recognized income tax expense for the year ended December 31, 2007 using an effective tax rate of 37.8%, consistent with the rate used for the year ended December 31, 2006.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

The following summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; other dollar amounts are in thousands):

	Year Ended December 31, 2006
	Premium Revenue		Medical Care Costs		Medical Care	Premium Tax
	Total	PMPM	Total	PMPM	Ratio	Expense

California	$372,071	$100.74	$328,532	$88.95	88.3%	$11,738
Indiana	82,946	166.29	79,411	159.20	95.7%	—
Michigan	429,835	181.73	335,696	141.93	78.1%	25,982
New Mexico	221,597	305.07	187,460	258.08	84.6%	8,203
Ohio	94,751	214.25	86,249	195.03	91.0%	4,265
Texas	4,508	133.37	4,688	138.70	104.0%	79
Utah	165,507	240.10	151,417	219.66	91.5%	—
Washington	613,750	179.98	484,435	142.06	78.9%	10,506
Other	144	—	20,764	—	—	4

	$1,985,109	$167.39	$1,678,652	$141.55	84.6%	$60,777

	Year Ended December 31, 2005
	Premium Revenue		Medical Care Costs		Medical Care	Premium Tax
	Total	PMPM	Total	PMPM	Ratio	Expense

California	$340,360	$95.36	$293,485	$82.23	86.2%	$6,401
Indiana	23,373	157.38	23,925	161.09	102.4%	—
Michigan	325,651	179.80	267,111	147.48	82.0%	20,038
New Mexico	241,404	328.84	220,679	300.61	91.4%	9,393
Ohio	38	178.59	66	305.65	171.2%	1
Utah	115,297	172.53	105,298	157.57	91.3%	—
Washington	593,583	175.46	497,853	147.17	83.9%	10,468
Other	178	—	16,455	—	—	—

	$1,639,884	$158.99	$1,424,872	$138.14	86.9%	$46,301

Net Income

For the year ended December 31, 2006, net income increased to $45.7 million, or $1.62 per diluted share, from $27.6 million, or $0.98 per diluted share, for the year ended December 31, 2005.

Premium Revenue

For the year ended December 31, 2006, premium revenue was $1,985.1 million, an increase of $345.2 million, or 21.1%, over $1,639.9 million for the year ended December 31, 2005. Medicare premium revenue for 2006 was $27.2 million, with no comparable revenue in 2005. Contributing to the $345.2 million increase in annual premium revenues were the following:

•	A $114.4 million increase at the Michigan health plan due to the acquisition of Cape Health Plan in Michigan effective May 2006;

•	A $94.8 million increase at the Ohio health plan, which commenced operations in December 2005 with nominal premium revenue in 2005;

•	A $50.2 million increase at the Utah health plan, of which $20.2 million was attributable to Medicare Advantage revenue;

•	A $31.7 million increase at the California health plan due to increased membership as a result of acquisitions in San Diego county effective June 1, 2005;

•	A $20.2 million increase at the Washington health plan due to improved premium rates; and

•	A $59.6 million increase contributed by the now-terminated Indiana health plan.

These increases in premium revenues during 2006 were partially offset by:

•	A $19.8 million decrease at the New Mexico health plan, which reduced revenue by $6.9 million in 2006 to meet a contractually required minimum medical care ratio; and

•	A $10.2 million decrease at the Michigan health plan due to a reduction in membership exclusive of the addition of members from the Cape Health Plan acquisition.

Investment Income

Investment income for 2006 was $19.9 million, compared with $10.2 million for 2005, an increase of $9.7 million as a result of higher invested balances and higher investment yields.

Medical Care Costs

Our consolidated medical care ratio decreased to 84.6% in 2006, compared with 86.9% in 2005. Contributing to this change were the following:

•	Improved medical care ratios reported in our Michigan (excluding Cape Health Plan), Washington, and New Mexico health plans;

•	Partially offsetting the improved medical care ratios in these states was a 207 basis point increase in the medical care ratio in our California health plan in 2006 compared with 2005, due to higher unit costs and limited premium rate increases;

•	The Cape Health Plan (acquired effective May 15, 2006) experienced a higher medical care ratio during 2006 than our consolidated average; and

•	The medical care ratios for our start-up operations in Ohio, Texas, and Indiana were substantially higher than those experienced by the Company as a whole. Excluding these start-up operations, our medical care ratio decreased 300 basis points to 83.7% for the year ended December 31, 2006 compared with 86.7% in 2005. We believe our medical care cost control initiatives contributed substantially to the year-over-year decrease in our medical care ratio.

General and Administrative Expenses

G&A expenses for 2006 were $229.1 million compared with $163.3 million for 2005. G&A expenses as a percentage of total revenue were 11.4% for 2006 compared with 9.9% for 2005. Premium taxes (which are included in G&A) increased to 3.0% of total revenue in 2006 from 2.8% of total revenue in 2005. Increased premium taxes were due to the acquisition of Cape Health Plan in May 2006, the start-up Ohio health plan which commenced operations in December 2005, and the full year effect of premium taxes in California commencing July 1, 2005.

Core G&A increased to 8.4% of total revenue for 2006 from 7.1% of total revenue for 2005. The increase in Core G&A was due to continued investments in infrastructure and workforce to support our medical care cost control initiatives and improve our information technology, the expansion into Ohio and Texas, and the launch of our Medicare Advantage Special Needs Plans. Additionally, effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This increased our G&A expenses by $3.2 million, or approximately $0.07 per diluted share, in 2006.

Depreciation and Amortization

Depreciation and amortization expense for 2006 increased to $21.5 million from $15.1 million for 2005. Amortization expense increased $2.1 million in 2006, primarily due to acquisitions in California and Michigan. Depreciation expense increased $4.2 million in 2006 due to investments in infrastructure, principally at our corporate offices. The following table presents the components of depreciation and amortization expense (in thousands):

	Year Ended
	December 31,
	2006	2005

Depreciation expense	$11,936	$7,695
Amortization expense on intangible assets	9,539	7,430

Total depreciation and amortization expense	$21,475	$15,125

Interest Expense

Interest expense increased to $2.4 million in 2006 from $1.5 million in 2005 due to increased borrowings on our credit facility and higher interest rates during 2006.

Other Income (Expense)

No other expense was recorded in 2006. Other expense recorded for the year ended December 31, 2005 of $0.4 million consisted of a charge for the write-off of costs associated with a registration statement filed during the second quarter of 2005.

Provision for Income Taxes

Income tax expense totaled $27.7 million in 2006, resulting in an effective tax rate of 37.8%, compared with $16.3 million in 2005, resulting in an effective tax rate of 37.1%. The increase in our effective tax rate during 2006 was primarily attributable to the accrual of a valuation allowance related to net operating loss carryforwards generated by certain states.

Acquisitions

Effective November 1, 2007, we acquired Mercy CarePlus, a licensed Medicaid managed care plan based in St. Louis, Missouri. The purchase price for the acquisition was $80.0 million, subject to adjustment based on an analysis after closing of Mercy CarePlus’ risk-based capital and incurred but not reported medical costs (IBNR). We also contributed an additional $7.0 million to the Missouri health plan to fund its statutory net worth requirement. The sellers are entitled to an additional $5.0 million payment from us in the event the earnings of Mercy CarePlus in the twelve months ending June 30, 2008 are in excess of $22.0 million. Mercy CarePlus has a contractual agreement to provide healthcare services with the state of Missouri through June 2009 under the state’s MC+ Managed Care program. As of December 31, 2007, Mercy CarePlus served approximately 62,000 Medicaid and 6,000 SCHIP members primarily located in the St. Louis metropolitan area.

In May 2006, we acquired HCLB, Inc. (“HCLB”). HCLB is the parent company of Cape Health Plan, Inc. (“Cape”), a Michigan corporation based in Southfield, Michigan. The Cape acquisition has expanded our geographic presence within Michigan. The purchase price was $44.0 million in cash and the acquisition was deemed effective May 15, 2006 for accounting purposes. Accordingly, the results of operations for Cape are included in the consolidated financial statements for the periods following May 15, 2006. Effective December 31, 2006, we merged Cape into Molina Healthcare of Michigan, Inc., our Michigan health plan.

Liquidity and Capital Resources

We generate cash from premium revenue and investment income. Our primary uses of cash include the payment of expenses related to medical care services and G&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements which prescribe the types of instruments in which our subsidiaries may invest their funds. As of December 31, 2007, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities, all of which are classified as current assets. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Three professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yields for the years ended December 31, 2007, 2006, and 2005 were approximately 5.2%, 4.8%, and 3.0%, respectively.

The states in which we operate prescribe the types of instruments in which our subsidiaries may invest their funds. Our restricted investments are invested principally in certificates of deposit and U.S. Treasury securities.

Cash provided by operating activities for the year ended December 31, 2007 was $158.6 million, compared with $102.3 million for 2006, an increase of $56.3 million. Cash provided by operating activities described herein does not include the addition of operating assets and liabilities related to our acquisition of Mercy CarePlus, our new Missouri health plan, in 2007. These amounts are reflected in Net cash paid in purchase transactions in the accompanying Consolidated Statements of Cash Flows. The 2007 increase in cash provided by operating activities included the following: 1) increased net income, 2) a nominal change in receivables in 2007, compared with a significant increase in 2006 due to increases of receivables at our Utah, California and Ohio health plans, 3) increased medical claims and benefits payable due to a net increase of $40.2 million for enrollment growth at our Ohio and Texas health plans, offset by declining enrollment at our Utah health plan, and also offset by a $21.2 million decrease due to the termination of our Indiana health plan effective December 31, 2006, 4) increased deferred revenue at the Ohio health plan due to the timing of our receipts of premium payments from the state of Ohio, 5) an increase in accounts payable and accrued liabilities due primarily to increases in premium taxes payable, employee incentive compensation accruals and the New Mexico health plan accrual to meet a contractually required minimum medical care ratio, and 6) an increase in income taxes payable due to timing of receipts and payments.

Cash used in investing activities was $256.3 million for the year ended December 31, 2007, compared with $3.9 million provided by investing activities for 2006. The primary uses of cash in 2007 were attributable to investment of the proceeds from our issuance of convertible senior notes in the fourth quarter of 2007, and our acquisition of Mercy CarePlus.

Cash provided by financing activities totaled $153.1 million for the year ended December 31, 2007, compared with $48.2 million for 2006. The primary source of cash was the receipt of net proceeds from our issuance of convertible senior notes in 2007, offset by the reduction in borrowings and the repayment of amounts owed under our credit facility.

At December 31, 2007, we had working capital of $407.7 million compared with $258.6 million at December 31, 2006. At December 31, 2007 and December 31, 2006, cash and cash equivalents were $459.1 million and $403.7 million, respectively. At December 31, 2007 and December 31, 2006, investments (all classified as current assets) were $242.9 million and $81.5 million, respectively. At December 31, 2007, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $98.3 million. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

Long-Term Debt

Convertible Senior Notes

In October 2007, we completed our offering of $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million, from which we repaid the $20.0 million balance outstanding under our credit facility. In November 2007, we used $80.0 million of the net proceeds in connection with our acquisition of Mercy CarePlus in Missouri. In December 2007, we used $41.5 million for contributions to regulatory capital of certain of our health plan subsidiaries, including contributions of $32.5 million to our Ohio plan, $7.0 million to our Missouri plan, $1.5 million to our Texas plan, and $0.5 million to our Nevada plan. We intend to use the remaining net proceeds of approximately $52 million to fund future acquisitions and expansion and for general corporate purposes, including working capital. The Notes rank equally in right of payment with our existing and future senior indebtedness.

The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 21.3067 shares of our common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $46.93 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances. Prior to July 2014, holders may convert their Notes only under the following circumstances:

•	During any fiscal quarter after our fiscal quarter ending December 31, 2007, if the closing sale price per share of our common stock, for each of at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than or equal to 120% of the conversion price per share of our common stock;

•	During the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of such period was less than

98% of the product of the closing price per share of our common stock on such day and the conversion rate in effect on such day; or

•	Upon the occurrence of specified corporate transactions or other specified events.

On or after July 1, 2014, holders may convert their Notes at any time prior to the close of business on the scheduled trading day immediately preceding the stated maturity date regardless of whether any of the foregoing conditions is satisfied.

We will deliver cash and shares of our common stock, if any, upon conversion of each $1,000 principal amount of Notes, as follows:

•	An amount in cash (the “principal return”) equal to the sum of, for each of the 20 Volume-Weighted Average Price (VWAP) trading days during the conversion period, the lesser of the daily conversion value for such VWAP trading day and $50 (representing 1/20th of $1,000); and

•	A number of shares based upon, for each of the 20 VWAP trading days during the conversion period, any excess of the daily conversion value above $50.

Credit Facility

In 2005, we entered into an Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”). Effective May 2007, we entered into a third amendment of the Credit Facility that increased the size of the revolving line of credit from $180.0 million to $200.0 million, maturing in May 2012. The Credit Facility is intended to be used for working capital and general corporate purposes, and subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the amount available under the Credit Facility to up to $250.0 million.

Borrowings under the Credit Facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.500% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the Credit Facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA. The applicable margins range between 0.750% and 1.750% for LIBOR loans and between 0.000% and 0.750% for base rate loans. The commitment fee ranges between 0.150% and 0.275%. In addition, we are required to pay a fee for each letter of credit issued under the Credit Facility equal to the applicable margin for LIBOR loans and a customary fronting fee. As of December 31, 2007, there were no borrowings outstanding under the Credit Facility.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Michigan, New Mexico, Utah, and Washington health plan subsidiaries. The amended Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At December 31, 2007, we were in compliance with all financial covenants in the Credit Facility.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our nine health plan subsidiaries operating in California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our health plans. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries, after intercompany eliminations, which may not be transferable to us in the form of loans, advances, or cash dividends totaled $332.2 million at December 31, 2007, and $236.8 million at December 31, 2006.

The National Association of Insurance Commissioners, or NAIC, has established model rules which, if adopted by a particular state, set minimum capitalization requirements for health plans and other insurance entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which vary slightly from state to state, have been adopted in Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. California has not adopted RBC rules and has not given notice of any intention to do so. The RBC rules, if adopted by California, may increase the minimum capital required by that state.

At December 31, 2007, our health plans had aggregate statutory capital and surplus of approximately $350.9 million, compared to the required minimum aggregate statutory capital and surplus of approximately $202.5 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2007. We have the ability and commitment to provide additional working capital to each of our health plans when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2008.

Critical Accounting Policies

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The determination of our liability for claims and medical benefits payable is particularly important to the determination of our financial position and results of operations in any given period. Such determination of our liability requires the application of a significant degree of judgment by our management. As a result, the determination of our liability for claims and medical benefits is subject to an inherent degree of uncertainty.

Our medical care costs include amounts that have been paid by us through the reporting date, as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. Such medical care cost liabilities include, among other items, capitation payments owed providers, unpaid pharmacy invoices, and various medically related administrative costs that have been incurred but not paid. We use judgment to determine the appropriate assumptions for determining the required estimates.

The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Reported,” or IBNR. Our IBNR claims reserve, as reported in our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNR monthly using actuarial methods based on a number of factors. Our estimated IBNR liability represented $264.4 million of our total medical claims and benefits payable of $311.6 million as of December 31, 2007. Excluding IBNR related to our Utah health plan, where we are reimbursed on a cost-plus basis, our IBNR liability at December 31, 2007 was $244.9 million.

The factors we consider when estimating our IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our assessment of these factors is then translated into an estimate of our IBNR liability at the relevant measuring point through the calculation of a base estimate IBNR, a further reserve for adverse claims development, and an estimate of the administrative costs of settling all claims incurred through the reporting date. The base estimate of IBNR is derived through application of claims payment completion factors and trended per member per month (PMPM) cost estimates.

For the fifth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based on actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns.

The following table reflects the change in our estimate of claims liability as of December 31, 2007 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding December 31, 2007, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah health plan is excluded from these calculations, because the majority of the Utah business is conducted under a cost-plus reimbursement contract. Dollar amounts are in thousands.

(Decrease) Increase in	Increase (Decrease) in
Estimated	Medical Claims and
Completion Factors	Benefits Payable

(6)%	$47,818
(4)%	31,879
(2)%	15,939
2%	(15,939)
4%	(31,879)
6%	(47,818)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of December 31, 2007, that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations, because the majority of the Utah business is conducted under a cost-plus reimbursement contract. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended Per member Per Month	Medical Claims and
Cost Estimates	Benefits Payable

(6)%	$(25,564)
(4)%	(17,043)
(2)%	(8,521)
2%	8,521
4%	17,043
6%	25,564

Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNR at December 31, 2007, net income for the year ended December 31, 2007 would increase or decrease by approximately $5.0 million, or $0.17 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNR at December 31, 2007, net income for the year ended December 31, 2007 would increase or decrease by approximately $2.7 million, or $0.09 per diluted share, net of tax. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $24.8 million, or $0.87 per diluted share, net of tax, and $13.3 million, or $0.47 per diluted share, net of tax, respectively.

It is important to note that any error in the estimate of either completion factors or trended PMPM costs would usually be accompanied by an error in the estimate of the other component, and that an error in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will act to drive estimates of claims liabilities and medical care costs in the same direction. For example, if completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $5 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

After we have established our base IBNR reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, which also uses actuarial techniques, to account for adverse developments in our claims payments which the base actuarial model is not intended to and does not account for. We refer to this additional liability as the provision for adverse claims development. The provision for adverse claims development is a component of our overall determination of the adequacy of our IBNR. It is intended to capture the adverse development of factors such as the speed of claims payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations such as the aged, blind and disabled (ABD), changes to state-controlled fee schedules upon which much of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNR after considering the base actuarial model reserves and the provision for adverse claims development. We also include in our IBNR liability an estimate of the administrative costs of settling all claims incurred through the reporting date. The development of IBNR is a continuous process that we monitor and refine on a monthly basis as additional claims payment information becomes available. As additional information becomes known to us, we adjust our actuarial model accordingly to establish IBNR.

On a monthly basis, we review and update our estimated IBNR liability and the methods used to determine that liability. Any adjustments, if appropriate, are reflected in the period known. While we believe our current estimates are adequate, we have in the past (most recently during the second quarter of 2005) been required to increase significantly our claims reserves for periods previously reported and may be required to do so again in the future. Any significant increases to prior period claims reserves would materially decrease reported earnings for the period in which the adjustment is made.

In our judgment, the estimates for completion factors will likely prove to be more accurate than trended PMPM cost estimates because estimated completion factors are subject to fewer variables in their determination. Specifically, completion factors are developed over long periods of time, and are most likely to be affected by changes in claims receipt and payment experience and by provider billing practices. Trended PMPM cost estimates, while affected by the same factors, will also be influenced by health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, outbreaks of disease or increased incidence of illness, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. As discussed above, however, errors in estimates involving trended PMPM costs will almost always be accompanied by errors in estimates involving completion factors, and vice versa. In such circumstances, errors in estimation involving both completion factors and trended PMPM costs will act to drive estimates of claims liabilities (and therefore medical care costs) in the same direction.

Assuming that base reserves have been adequately set, we believe that amounts ultimately paid out should generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. However, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range, as shown by our results in 2007 and 2006 when the amounts ultimately paid out were less than the amount of our established reserves by approximately 19% and 17%, respectively.

As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities recorded at both December 31, 2007 and 2006 were less than what we had expected when we established our reserves. While the specific reasons for the overestimation of our liabilities were different at each of the two reporting dates, in general the overestimations were tied to our assessment of specific circumstances at our various individual health plans which were unique to those reporting periods.

In 2006, overestimation of the claims liability at our Michigan, New Mexico, and Washington health plans at December 31, 2005 led to the recognition of a benefit from prior period claims development, which benefit was partially offset by the underestimation of our claims liability at December 31, 2005 at our California and Indiana health plans.

•	In both Michigan and Washington, we overestimated in the second half of 2005 the impact of the upward trend in medical costs observed during the first half of 2005, resulting in an overestimation of the liability of those plans at December 31, 2005.

•	In New Mexico, during the second half of the year with respect to medical and drug costs associated with providing care related to behavioral health conditions, we underestimated the impact that the state’s assumption of financial responsibility for costs related to the treatment of those behavioral health conditions would have on our claims liability at December 31, 2005, resulting in our overestimating that liability.

•	In California, we underestimated costs associated with our members in San Diego County, a market we had first entered only seven months earlier. Additionally, a claims system upgrade during 2005 delayed claims processing and distorted our normal payment pattern for claims. Both of these circumstances led us to underestimate our claim liability at December 31, 2005.

•	In Indiana, we underestimated medical costs in a state where we had only begun operations earlier in 2005, leading us to underestimate our claims liability at December 31, 2005.

In 2007, overestimation of the claims liability at our California, New Mexico, and Washington health plans at December 31, 2006, led to the recognition of a benefit from prior period claims development, which benefit was partially offset by the underestimation of our claims liability at December 31, 2006 at our Michigan health plan.

•	In California, we underestimated the impact of changes to certain provider contracts implemented during the second half of 2006 which lowered medical costs further than we had anticipated, leading us to overestimate our claims liability at December 31, 2006.

•	In Washington, we overestimated the impact of the upward trend in medical costs during the latter half of 2006. Additionally, we lowered claims inventory in December 2006 in anticipation of a claims system upgrade in early 2007. While we attempted to adjust our claims liability estimation procedures for the increased speed of claims payment, we were only partially successful in doing so. Both of these circumstances led us to overestimate our claims liability at December 31, 2006.

•	In Michigan, we underestimated the upward trend in medical costs during the latter half of 2006. Additionally, we underestimated the costs associated with the membership we had added as a result of our acquisition of Cape Health Plan in May 2006.

We do not believe that the recognition of a benefit (or detriment) from prior period claims development had a material impact on our consolidated results of operations in either 2007 or 2006.

In estimating our claims liability at December 31, 2007, we adjusted our base calculation to take account of the impact of the following factors which we believe are reasonably likely to change our final claims liability amount:

•	The addition during 2007 of a substantial number of aged, blind or disabled (ABD) members to our Ohio health, which members incur higher medical costs than do our members in other categories.

•	Our assessment regarding the impact of some overpayments made to certain Ohio providers in 2007 and 2006 and the impact of those overpayments on reported medical cost trends.

•	Uncertainties regarding the impact of state-mandated changes to hospital fee schedules implemented in Washington in August 2007.

•	Uncertainties regarding the impact of state-mandated changes to the methodology used to pay outpatient claims in Michigan during 2007.

•	The addition to our California provider network during 2007 of a hospital that serves high cost patients, as well as changes implemented in September 2007 to our contract with a leading childrens’ hospital that provides care to a significant number of our California members.

•	The addition in November 2007 of approximately 4,300 members in Sacramento County, California where we have traditionally experienced higher medical costs.

•	Changes we made during 2007 to our pharmacy formulary in California in response to competitive pressures.

•	Costs associated with our newly acquired membership in Missouri, as well as the impact of any difference between our claims payment policies and those used by the prior management of our Missouri health plan.

•	Increases in claims inventory at our California, New Mexico, and Texas health plans during the fourth quarter of 2007.

•	Decreases in claims inventory at our Michigan and Washington health plans during the fourth quarter of 2007.

Any absence of adverse claims development (as well as the expensing of the costs to settle claims held at the start of the period through general and administrative expense) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. However, that benefit will affect current period earnings only to the extent that the replenishment of the reserve for adverse claims development (and the re-accrual of administrative costs for the settlement of those claims) is less than the benefit recognized from the prior period liability.

We seek to maintain a consistent claims reserving methodology across all periods. Accordingly, any prior period benefit from an un-utilized reserve for adverse claims development would likely be offset by the establishment of a new reserve in an approximately equal amount (relative to premium revenue, medical care costs, and medical claims and benefits payable) in the current period, and thus the impact on earnings for the current period would likely be minimal.

The following table presents the components of the change in our medical claims and benefits payable for the years ended December 31, 2007 and 2006. The negative amounts displayed for “components of medical care costs related to prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. The benefit of this prior period development may be offset by the addition of a reserve for adverse claims development when estimating the liability at the end of the period (captured as a “component of medical care costs related to current year”). Dollar amounts are in thousands.

	Year Ended December 31,
	2007	2006

Balances at beginning of period	$290,048	$217,354
Medical claims and benefits payable from business acquired	14,876	21,144
Components of medical care costs related to:
Current year	2,136,381	1,716,256
Prior years	(56,298)	(37,604)

Total medical care costs	2,080,083	1,678,652
Payments for medical care costs related to:
Current year	1,851,035	1,443,843
Prior years	222,366	183,259

Total paid	2,073,401	1,627,102

Balances at end of period	$311,606	$290,048

Benefit from prior period as a percentage of premium revenue	2.3%	1.9%
Benefit from prior period as a percentage of balance at beginning of period	19.4%	17.3%
Benefit from prior period as a percentage of total medical care costs	2.7%	2.2%
Days in claims payable	52	57
Number of members at end of period	1,149,000	1,077,000
Number of claims in inventory at end of period(1)	161,395	260,958
Billed charges of claims in inventory at end of period (in thousands)(1)	$211,958	$285,385
Claims in inventory per member at end of period(1)	0.14	0.26

(1)	2006 claims data excludes information for Cape Health Plan membership of approximately 83,000 members. Cape membership was processed on a separate claims platform through September 30, 2007.

Commitments and Contingencies

We lease office space and equipment under various operating leases. As of December 31, 2007, our lease obligations for the next five years and thereafter are as follows: $15.9 million in 2008, $15.5 million in 2009, $14.2 million in 2010, $13.6 million in 2011, $12.3 million in 2012, and an aggregate of $49.5 million thereafter.

We are not an obligor to or guarantor of any indebtedness of any other party. We are not a party to off-balance sheet financing arrangements except for operating leases which are disclosed in Note 14 to the accompanying audited consolidated financial statements for the year ended December 31, 2007. We have certain advances to related parties, which are discussed in Note 13 to the accompanying audited consolidated financial statements for the year ended December 31, 2007

Contractual Obligations

In the table below, we present our contractual obligations as of December 31, 2007. Some of the amounts we have included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	Total	2008	2009-2010	2011-2012	2013 and Beyond

Medical claims and benefits payable	$311,606	$311,606	$—	$—	$—
Long-term debt(1)	200,000	—	—	—	200,000
Operating leases	121,056	15,942	29,658	25,946	49,510
Interest on long-term debt(1)	50,625	7,500	15,000	15,000	13,125
Purchase commitments	23,542	11,290	7,615	3,145	1,492

Total contractual obligations	$706,829	$346,338	$52,273	$44,091	$264,127

(1)	Amounts relate to our October 2007 offering of $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014.

In accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we have recorded approximately $10.3 million of unrecognized tax benefits as liabilities. The above table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. See Note 11 to the accompanying audited consolidated financial statements for the year ended December 31, 2007 for further information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables, and restricted investments. We invest a substantial portion of our cash in a portfolio of highly liquid money market securities. Professional portfolio managers operating under documented investment guidelines manage our investments. Restricted investments are invested principally in certificates of deposit and U.S. Treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our health plans operate.

As of December 31, 2007, we had cash and cash equivalents of $459.1 million, investments of $242.9 million, and restricted investments of $29.0 million. The cash equivalents consist of highly liquid securities with original or purchase date remaining maturities of up to three months that are readily convertible into known amounts of cash. As of December 31, 2007, our investments consisted solely of investment grade debt securities, all of which were classified as current assets. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate and variable rate securities where interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments consist of interest-bearing deposits and treasury securities required by the respective states in which we operate. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are reported at fair market value on the balance sheet. All restricted investments are carried at amortized cost, which approximates market value. We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

As of December 31, 2007, $82.1 million of our total $242.9 million in short-term investments were comprised of municipal note investments with an auction reset feature (“auction rate securities”). These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities; they carry an AAA credit rating. $74.1 million of the $82.1 million are secured by student loans which are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (FFELP). In addition to the U.S. Government guarantee on such student loans, some of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes and resets the applicable interest rate at pre-determined intervals up to 35 days. Recently, auctions for some of these auction rate securities have failed and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every 7, 28, or 35 days until the auction succeeds, the issuer calls the securities, or they mature. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist. All of these investments are currently classified as short-term investments. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of these securities through an impairment charge against net income and reflect them as long-term investments on our balance sheet for the period ending March 31, 2008 or thereafter.

As of February 29, 2008, the Company held $75.6 million of auction rate securities. $71.1 million of these securities are secured by student loans which are generally 97% guaranteed by the U.S. Government under FFELP.

Inflation

Althought the general rate of inflation has remained relatively stable and healthcare cost inflation has stabilized in recent years, the national healthcare cost inflation rate still exceeds the general inflation rate. We use various strategies to mitigate the negative effects of health care cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services. While we currently believe our strategies will mitigate health care cost inflation, competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and customers, applicable regulations, or other factors may affect our ability to control health care costs.

MOLINA HEALTHCARE, INC.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Molina Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Molina Healthcare, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Los Angeles, California
March 17, 2008

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$459,064	$403,650
Investments	242,855	81,481
Receivables	111,537	110,835
Income tax receivable	—	7,960
Deferred income taxes	8,616	313
Prepaid expenses and other current assets	12,521	9,263

Total current assets	834,593	613,502
Property and equipment, net	49,555	41,903
Intangible assets, net	92,226	85,480
Goodwill	114,997	57,659
Restricted investments	29,019	20,154
Receivable for ceded life and annuity contracts	29,240	32,923
Other assets	21,675	12,854

Total assets	$1,171,305	$864,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$311,606	$290,048
Accounts payable and accrued liabilities	69,266	46,725
Deferred revenue	40,104	18,120
Income tax payable	5,946	—

Total current liabilities	426,922	354,893
Long-term debt	200,000	45,000
Liability for ceded life and annuity contracts	29,240	32,923
Deferred income taxes	10,136	6,700
Other long-term liabilities	14,529	4,793

Total liabilities	680,827	444,309

Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 28,443,680 shares at December 31, 2007 and 28,119,026 shares at December 31, 2006	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	185,808	173,990
Accumulated other comprehensive income (loss)	272	(337)
Retained earnings	324,760	266,875
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	490,478	420,166

Total liabilities and stockholders’ equity	$1,171,305	$864,475

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)

Revenue:
Premium revenue	$2,462,369	$1,985,109	$1,639,884
Investment income	30,085	19,886	10,174

Total revenue	2,492,454	2,004,995	1,650,058
Expenses:
Medical care costs	2,080,083	1,678,652	1,424,872
General and administrative expenses	285,295	229,057	163,342
Depreciation and amortization	27,967	21,475	15,125
Impairment charge on purchased software	782	—	—
Loss contract charge	—	—	939

Total expenses	2,394,127	1,929,184	1,604,278

Operating income	98,327	75,811	45,780
Other expense:
Interest expense	(4,631)	(2,353)	(1,529)
Other, net	—	—	(400)

Total other expense	(4,631)	(2,353)	(1,929)

Income before income taxes	93,696	73,458	43,851
Provision for income taxes	35,366	27,731	16,255

Net income	$58,330	$45,727	$27,596

Net income per share(1):
Basic	$2.06	$1.64	$1.00

Diluted	$2.05	$1.62	$0.98

Weighted average shares outstanding:
Basic	28,275,000	27,966,000	27,711,000

Diluted	28,419,000	28,164,000	28,023,000

(1)	Potentially dilutive shares issuable pursuant to the Company’s 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been antidilutive for the year ended December 31, 2007.

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	Income (Loss)	Earnings	Stock	Total
	(Dollars in thousands)

Balance at January 1, 2005	27,602,443	$28	$157,666	$(234)	$193,552	$(20,390)	$330,622
Comprehensive income:
Net income	—	—	—	—	27,596	—	27,596
Other comprehensive loss, net of tax:
Unrealized loss on investments	—	—	—	(395)	—	—	(395)

Total comprehensive income	—	—	—	(395)	27,596	—	27,201
Stock options exercised, employee stock grants and employee stock purchases	189,917	—	3,155	—	—	—	3,155
Tax benefit for exercise of employee stock options	—	—	1,872	—	—	—	1,872

Balance at December 31, 2005	27,792,360	$28	$162,693	$(629)	$221,148	$(20,390)	$362,850
Comprehensive income:
Net income	—	—	—	—	45,727	—	45,727
Other comprehensive income, net of tax:
Unrealized gain on investments	—	—	—	292	—	—	292

Total comprehensive income	—	—	—	292	45,727	—	46,019
Stock options exercised, employee stock grants and employee stock purchases	326,666	—	10,070	—	—	—	10,070
Tax benefit for exercise of employee stock options	—	—	1,227	—	—	—	1,227

Balance at December 31, 2006	28,119,026	$28	$173,990	$(337)	$266,875	$(20,390)	$420,166
Comprehensive income:
Net income	—	—	—	—	58,330	—	58,330
Other comprehensive income, net of tax:
Unrealized gain on investments	—	—	—	609	—	—	609

Total comprehensive income	—	—	—	609	58,330	—	58,939
Adjustment to initially apply FIN 48 (see Note 11, “Income Taxes”)					(445)		(445)
Stock options exercised, employee stock grants and employee stock purchases	324,654	—	10,965	—	—	—	10,965
Tax benefit for exercise of employee stock options	—	—	853	—	—	—	853

Balance at December 31, 2007	28,443,680	$28	$185,808	$272	$324,760	$(20,390)	$490,478

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Operating activities:
Net income	$58,330	$45,727	$27,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,967	21,475	15,125
Amortization of capitalized long-term debt fees	1,042	885	718
Deferred income taxes	(9,057)	(399)	1,705
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	—	—	1,872
Loss on disposal of property and equipment	—	—	297
Stock-based compensation	7,188	5,505	1,283
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	15,007	(38,847)	(5,102)
Prepaid expenses and other current assets	(2,911)	1,369	(1,866)
Medical claims and benefits payable	6,683	51,550	57,144
Deferred revenue	21,984	10,443	803
Accounts payable and accrued liabilities	18,700	5,188	6,665
Income taxes	13,693	(579)	(8,982)

Net cash provided by operating activities	158,626	102,317	97,258

Investing activities:
Purchases of equipment	(22,299)	(20,297)	(13,960)
Purchases of investments	(264,115)	(148,795)	(63,774)
Sales and maturities of investments	103,718	171,225	48,227
Net cash (paid) acquired in business purchase transactions	(70,172)	5,820	(40,866)
Increase in restricted investments	(8,365)	(912)	(1,706)
Increase in other assets	(4,330)	(3,334)	(983)
Increase in other long-term liabilities	9,290	239	488

Net cash (used in) provided by investing activities	(256,273)	3,946	(72,574)

Financing activities:
Borrowings under credit facility	—	50,000	3,100
Proceeds from issuance of convertible senior notes	200,000	—	—
Repayments of amounts borrowed under credit facility	(45,000)	(5,000)	(3,100)
Payment of credit facility fees	(551)	(459)	(3,530)
Payment of convertible senior notes fees	(6,498)	—	—
Repayment of mortgage note	—	—	(1,302)
Principal payments on capital lease obligations	—	—	(592)
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	853	1,227	—
Proceeds from exercise of stock options and employee stock plan purchases	4,257	2,416	1,872

Net cash provided by (used in) financing activities	153,061	48,184	(3,552)

Net increase in cash and cash equivalents	55,414	154,447	21,132
Cash and cash equivalents at beginning of year	403,650	249,203	228,071

Cash and cash equivalents at end of year	$459,064	$403,650	$249,203

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$27,734	$27,354	$21,684

Interest	$9,419	$2,260	$1,620

Schedule of non-cash investing and financing activities:
Change in unrealized gain (loss) on investments	$977	$474	$(640)
Deferred income taxes	(368)	(182)	245

Net unrealized gain (loss) on investments	$609	$292	$(395)

Accrual of software license fees	$—	$2,375	$—

Accrual of equipment	$672	$945	$—

Impairment charge on purchased software	$782	$—	$—

Cumulative effect of adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$445	$—	$—

Value of stock issued for employee compensation earned in the previous year	$—	$2,149	$—

Retirement of common stock used for stock-based compensation	$(480)	$—	$—

Details of business purchase transactions:
Fair value of assets acquired	$(106,233)	$(86,024)	$(43,265)
Less cash acquired	10,843	49,820	2,249
Liabilities assumed	25,218	42,024	150

Net cash (paid) acquired in business purchase transactions	$(70,172)	$5,820	$(40,866)

Deferred tax asset related to business purchase transactions	$2,747	$—	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per-share data)

1.	Basis of Presentation

Organization and Operations

Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid and other programs for low-income families and individuals. We were founded in 1980 as a provider organization serving the Medicaid population through a network of primary care clinics in California. In 1994, we began operating as a health maintenance organization (HMO). Beginning in January 2006, we began to serve a very small number of our dual eligible members under both the Medicaid and the Medicare programs. We operate our business through health plan subsidiaries in California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington.

Our results of operations include the results of recent acquisitions, including the acquisition of Mercy CarePlus, a Medicaid managed care organization based in St. Louis, Missouri, effective as of November 1, 2007, and the acquisition of Cape Health Plan, Inc. based in Southfield, Michigan, effective as of May 15, 2006.

Our Texas health plan began serving members in September 2006, and our Ohio health plan began serving members in late 2005. Our Indiana health plan ceased serving members effective January 1, 2007 because its Medicaid contract with the State of Indiana expired on December 31, 2006. Our Nevada health plan began serving only Medicare members in June 2007.

Consolidation

The consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for the period subsequent to their acquisition.

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

2.	Significant Accounting Policies

Premium Revenue

Premium revenue is fixed in advance of the periods covered and is not generally subject to significant accounting estimates. For the year ended December 31, 2007, we received approximately 91.9% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. Premiums collected in advance are deferred. The state Medicaid programs periodically adjust premium rates. The amount of these premiums may vary substantially between states and among various government programs. We received approximately 4.7% of our premium revenue for the year ended December 31, 2007 in the form of “birth income” — a one-time payment for

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

the delivery of a child — from the Medicaid programs in Michigan, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs. Starting in 2006, our premium revenue also included premiums generated from Medicare, which totaled approximately $49.3 million for the year ended December 31, 2007. All of our Medicare revenue is paid to us as a fixed PMPM amount.

Certain components of premium revenue are subject to accounting estimates. Chief among these are: 1) that portion of premium revenue paid to our New Mexico health plan by the state of New Mexico that may be refunded to the state if certain minimum amounts are not expended on defined medical care costs, 2) the additional premium revenue our Utah health plan is entitled to receive from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid, and 3) the profit-sharing agreement between our Texas health plan and the state of Texas, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income, according to a tiered rebate schedule.

Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs. During 2007, we recorded adjustments totaling $6.0 million to reduce premium revenue associated with this requirement. At December 31, 2007, we have recorded a liability of approximately $12.9 million under our interpretation of the existing terms of this contract provision. Any change to the terms of this provision, including revisions to the definitions of premium revenue or medical care costs, the period of time over which the minimum percentage is measured or the manner of its measurement, or the percentage of revenue required to be spent on the defined medical care costs, may trigger a change in this amount. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to this amount may occur.

The Medicaid contract of our Utah health plan with the state of Utah is paid on a cost plus nine percent basis. In addition, in order to incentivize the plan to save the state money, the contract also entitles the health plan to be paid a percentage of the savings realized as measured against what claims would have been paid on a fee-for-service basis by the state. We had previously estimated the amount that we believe our Utah plan will recover under its savings sharing agreement with the state of Utah. However, as a result of an ongoing disagreement with the state, during 2007 our Utah health plan wrote off the entire receivable, totaling $4.7 million, $4.0 million of which was accrued as of December 31, 2006. Nevertheless, our Utah health plan has not waived any of its rights to recovery under the savings sharing provision of the contract, and continues to work with the state in an effort to assure an appropriate determination of amounts due. When additional information is known or agreement is reached with the state regarding the appropriate savings sharing payment amount, we will adjust the amount of savings sharing revenue recorded in our financial statements.

As of December 31, 2007, we had accrued a liability of approximately $2.3 million pursuant to our profit-sharing agreement with the state of Texas, for the 2006 and 2007 contract years. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimate.

Medical Care Costs

Expenses related to medical care services are captured in the following four categories:

•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including per diem amounts, diagnostic-related groups or DRGs, percent of billed charges, case rates, and capitation. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitation basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2007, 2006, and 2005, medically related administrative costs were approximately $65.4 million, $52.6 million, and $44.4 million, respectively.

The following table provides the details of our consolidated medical care costs for the periods indicated:

	Year Ended December 31,
	2007			2006			2005
			% of			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total	Amount	PMPM	Total

Medical care costs:
Fee for service	$1,343,911	$103.77	64.6%	$1,125,031	$94.86	67.0%	$983,608	$95.36	69.0%
Capitation	375,206	28.97	18.0	261,476	22.05	15.6	199,821	19.37	14.0
Pharmacy	270,363	20.88	13.0	209,366	17.65	12.5	176,250	17.09	12.4
Other	90,603	7.00	4.4	82,779	6.98	4.9	65,193	6.32	4.6

Total	$2,080,083	$160.62	100.0%	$1,678,652	$141.54	100.0%	$1,424,872	$138.14	100.0%

Our medical care costs include amounts that have been paid by us through the reporting date, as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. Such medical care cost liabilities include, among other items, capitation payments owed providers, unpaid pharmacy invoices, and various medically related administrative costs that have been incurred but not paid. We use judgment to determine the appropriate assumptions for determining the required estimates. See Note 9, “Medical Claims and Benefits Payable.”

We report reinsurance premiums as medical care costs, while related reinsurance recoveries are reported as deductions from medical care costs. We limit our risk of catastrophic losses by maintaining high deductible reinsurance coverage. We do not consider this coverage to be material as the cost is not significant and the likelihood that coverage will be applicable is low.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

Taxes Based on Premiums

Our California (beginning July 1, 2005), Michigan, New Mexico, Ohio, Texas and Washington health plans are assessed a tax based on premium revenue collected. We report these taxes on a gross basis, included in general and administrative expenses. Premium tax expense totaled $81,020, $60,777, and $46,301 in 2007, 2006, and 2005, respectively.

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

In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us. Such liabilities were not material at December 31, 2007 or 2006.

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

Investments

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards No. (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income. All unrealized losses at December 31, 2007 and 2006 were deemed to be temporary as all such losses were the result of increases in interest rates rather than a change in the credit quality of the investments. No losses will be realized if we hold these investments to maturity. The cost of securities sold is determined using the specific-identification method, on an amortized cost basis. Fair values of securities are based on quoted prices in active markets.

Except for restricted investments, marketable securities are designated as available-for-sale and are carried at fair value. Unrealized gains or losses, if any, net of applicable income taxes, are recorded in stockholders’ equity as

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

other comprehensive income (loss). Since these securities may be readily liquidated, they are classified as current assets without regard to the securities’ contractual maturity dates. See Note 4, “Investments.”

Receivables

Receivables consist primarily of amounts due from the various states in which we operate. All receivables are subject to potential retroactive adjustment. As the amounts of all receivables are readily determinable and our creditors are state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. See Note 5, “Receivables.”

Property and Equipment

Property and equipment are stated at historical cost. Replacements and major improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Software developed for internal use is capitalized in accordance with the provision of AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Furniture and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Software is amortized over its estimated useful life of three years. Leasehold improvements are amortized over the term of the lease or five to 10 years, whichever is shorter. Buildings are depreciated over their estimated useful lives of 31.5 years. See Note 6, “Property and Equipment.”

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Identifiable intangible assets (consisting principally of purchased contract rights and provider contracts) are amortized on a straight-line basis over the expected period to be benefited (between one and 15 years). See Note 7, “Goodwill and Intangible Assets.”

Under SFAS 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived assets are no longer amortized, but are subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS 142, we used a discounted cash flow methodology to assess the fair values of our reporting units at December 31, 2007 and 2006. If book equity values of our reporting units exceed the fair values, we perform a hypothetical purchase price allocation. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill and indefinite lived asset balance. Based on the results of our impairment testing, no adjustments were required for the years ended December 31, 2007, 2006, and 2005.

Long-Lived Asset Impairment

Situations may arise where the carrying value of a long-lived asset may exceed the undiscounted expected cash flows associated with that asset. In such circumstances the asset is deemed to be impaired. We review material long-lived assets for impairment on an annual basis, as well as when events or changes in business conditions suggest potential impairment. Impaired assets are written down to fair value. In the second quarter of 2007, we recorded an impairment charge totaling $782, related to commercial software no longer used in operations. Other than this 2007 charge, we have determined that no long-lived assets were impaired at December 31, 2007 or 2006.

Restricted Investments

Restricted investments, which consist of certificates of deposit and treasury securities, are designated as held-to-maturity and are carried at amortized cost, which approximates market value. The use of these funds is limited to

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

specific purposes as required by each state, or as protection against the insolvency of capitated providers. See Note 8, “Restricted Investments.”

Receivable / Liability for Ceded Life and Annuity Contracts

We report an acquired 100% ceded reinsurance arrangement related to the December 2005 purchase of Phoenix National Insurance Company by recording a non-current receivable from the reinsurer with a corresponding non-current liability for ceded life and annuity contracts. The name of Phoenix National Insurance Company has been changed to Molina Healthcare Insurance Company.

Other Assets

Other assets include primarily deferred financing costs associated with long-term debt, certain investments held in connection with our employee deferred compensation program, and an investment in a vision services provider (see Note 13, “Related Party Transactions”). A liability approximately equal to the assets held in connection with our deferred employee compensation program is included in long-term liabilities. During 2007, deferred financing costs increased $6,498 for the deferral of fees paid in connection with the issuance of our convertible senior notes in October 2007. These fees are being amortized on a straight-line basis over the seven-year term of the convertible senior notes.

Income Taxes, including the Recently Adopted Financial Accounting Standard (FIN 48)

We account for income taxes under SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition to determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, we recognized a $445 increase to liabilities for uncertain tax positions, of which the entire increase was accounted for as an adjustment to the beginning balance of retained earnings as of January 1, 2007. Including the cumulative effect increase, at the beginning of 2007, we had $4,355 of total gross unrecognized tax benefits including $384 of accrued interest. Of this total, $1,524 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future period. In May 2007, the FASB issued FASB Staff Position No. (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, which provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We have applied the provisions of FSP FIN 48-1 in our adoption of FIN 48. See Note 11, “Income Taxes.”

Stock-Based Compensation

At December 31, 2007, we had two stock-based employee compensation plans, both of which are described more fully in Note 15, “Stock Plans.” Until December 31, 2005, we accounted for the plans according to Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and related interpretations.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

Under APB 25, compensation cost for stock options was generally recognized as the excess of the market price of the stock over the exercise price of the option awarded on the grant date, if any. This recognition method is also referred to as the intrinsic value method.

In December 2004, the FASB issued SFAS 123 (revised 2004) (SFAS 123(R)), Share-Based Payment. SFAS 123(R) is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB 25. SFAS 123(R) eliminates the use of the intrinsic value recognition method, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. As of January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, there is compensation cost attributable to the unvested portion of option and restricted stock awards granted prior to January 1, 2006. This cost is being recognized in periods subsequent to the adoption date based on the grant date fair values previously determined for pro forma disclosure purposes under SFAS 123, as illustrated in the table below.

We use the Black-Scholes valuation model to determine the fair value of stock option awards; the fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date, which is consistent with our valuation techniques previously used for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We estimate the fair value of all share-based awards on the date of grant. Generally, we recognize compensation expense attributable to stock options and restricted stock awards on a straight-line basis over the related vesting periods. We have adopted the alternative transition method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation using the following weighted-average assumptions: a risk-free interest rate of 4.11%; expected stock price volatility of 53.2%; dividend yield of 0% and expected option lives of 60 months.

Year Ended
December 31, 2005

Net income, as reported	$27,596
Reconciling items (net of related tax effects):
Deduct: Stock-based employee compensation expense determined under the fair-value based method for stock option and employee stock purchase plan awards	(1,048)

Net income, as adjusted	$26,548

Earnings per share:
Basic — as reported	$1.00

Basic — as adjusted	$0.96

Diluted — as reported	$0.98

Diluted — as adjusted	$0.95

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Year Ended December 31,
	2007	2006	2005

Shares outstanding at the beginning of the year	28,119,000	27,792,000	27,602,000
Weighted-average number of shares issued	156,000	174,000	109,000

Denominator for basic earnings per share	28,275,000	27,966,000	27,711,000
Dilutive effect of employee stock options and stock grants(1)	144,000	198,000	312,000

Denominator for diluted earnings per share(2)	28,419,000	28,164,000	28,023,000

(1)	Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are at or below the average fair value of the common shares for each of the periods presented.

(2)	Potentially dilutive shares issuable pursuant to the Company’s 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been antidilutive for the year ended December 31, 2007.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the CADRE Liquid Asset Fund and CADRE Reserve Fund (CADRE Funds), a portfolio of highly liquid money market securities. The CADRE Funds are a series of funds managed by the CADRE Institutional Investors Trust (Trust), a Delaware business trust registered as an open-end management investment fund. Our investments and a portion of our cash equivalents are managed by three professional portfolio managers operating under documented investment guidelines. Our investments consist solely of investment grade debt securities with a maximum maturity of ten years and an average duration of four years. Concentration of credit risk with respect to receivables is limited as the payors consist principally of state governments. Restricted investments are invested principally in certificates of deposit and treasury securities.

Fair Value of Financial Instruments

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, trade accounts payable, medical claims and benefits payable, long-term debt and other liabilities. We consider the carrying amounts of current assets and liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of other long-term obligations, including borrowings under our Credit Facility, approximated their fair values based on borrowing rates currently available to us for instruments with similar terms and remaining maturities, as of December 31, 2007 and 2006. Based on quoted market prices the fair value of our convertible senior notes, issued in October 2007, was $225,634 as of December 31, 2007. The carrying amount of the convertible senior notes totaled $200,000 as of December 31, 2007.

Risks and Uncertainties

Our profitability depends in large part on accurately predicting and effectively managing medical care costs. We continually review our medical costs in light of our underlying claims experience and revised actuarial data. However, several factors could adversely affect medical care costs. These factors, which include changes in health

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

care practices, inflation, new technologies, major epidemics, natural disasters, and malpractice litigation, are beyond our control and may have an adverse effect on our ability to accurately predict and effectively control medical care costs. Costs in excess of those anticipated could have a material adverse effect on our financial condition, results of operations, or cash flows.

At December 31, 2007, we operated in nine states, in some instances as a direct contractor with the state, and in others as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. Our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 in 2008 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We do not expect the adoption of SFAS 159 in 2008 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way — as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not have any material outstanding minority interests in one or more subsidiaries and therefore, SFAS 160 is not applicable to the Company at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

3.	Business Purchase Transactions

In accordance with SFAS 141, Business Combinations, the purchase price of the acquisition described below was allocated to the fair value of assets acquired and liabilities assumed, including identifiable intangible assets, and the excess of purchase price over the fair value of net assets acquired was recorded as goodwill.

Effective November 1, 2007, we acquired Mercy CarePlus, a licensed Medicaid managed care plan based in St. Louis, Missouri, to expand our market share within our core Medicaid managed care business. The purchase price for the acquisition was $80,045, subject to adjustment based upon an analysis after closing of Mercy CarePlus’ risk-based capital and incurred but not reported medical costs (IBNR). The sellers are entitled to an additional $5,000 payment from Molina Healthcare in the event the earnings of Mercy CarePlus in the twelve months ending June 30, 2008 are in excess of $22,000. Mercy CarePlus has a contractual agreement to provide healthcare services with the state of Missouri through June 2009. The acquisition was funded with available cash and proceeds from our issuance of convertible senior notes in October 2007. Based on our preliminary valuation, the fair values of Mercy CarePlus assets acquired and liabilities assumed as of November 1, 2007 were as follows:

Cash	$10,843
Other current assets	16,057
Property and equipment	213
Other non-current assets	874
Goodwill	60,650
Intangible assets	16,626

Total assets acquired	105,263

Current liabilities	(17,564)
Other long-term liabilities	(7,654)

Total liabilities assumed	(25,218)

Net assets acquired	$80,045

Of the $16,626 of acquired intangible assets, $354 was assigned to the tradename with a one-year life, $8,050 was assigned to the member list with a five-year life, $6,535 was assigned to the provider network with a ten-year life, and $1,687 was assigned to payor contracts with a fifteen-year life, for a weighted average amortization period of approximately 7.9 years. The acquired goodwill is not subject to amortization.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

The unaudited pro forma financial information presented below assumes that the acquisition of Mercy CarePlus had occurred as of the beginning of each period presented. This pro forma information includes the results of Mercy CarePlus for the period prior to its acquisition, adjusting for interest expense on the portion of the convertible senior notes proceeds used to fund the acquisition, amortization of intangible assets with definite useful lives, and related income tax effects. The pro forma net income for the year ended December 31, 2007 includes a non-recurring charge recorded by Mercy CarePlus prior to the acquisition totaling $3,840 ($2,390, net of tax), related primarily to the termination of certain Mercy CarePlus employment agreements as a result of the acquisition. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had Mercy CarePlus been a wholly owned subsidiary during the years ended December 31, 2007 and 2006, nor is it necessarily indicative of future results of operations.

	Year Ended December 31,
	2007	2006

Pro forma revenues	$2,636,825	$2,130,628
Pro forma net income	$62,487	$51,291
Pro forma earnings per share:
Basic	$2.21	$1.83
Diluted	$2.20	$1.82

Pro forma earnings per share are based on 28.3 million and 28.0 million weighted average shares for the years ended December 31, 2007 and 2006, respectively. Pro forma earnings per share assuming full dilution is based on 28.4 million and 28.2 million weighted average shares for the years ended December 31, 2007 and 2006, respectively.

Effective November 1, 2007 we purchased certain contract rights from another health plan in Sacramento, California for approximately $970. As a result of this acquisition, we transitioned approximately 4,300 members into our California health plan. The entire purchase price has been recorded as an identifiable intangible asset and is being amortized over a period of fifteen years.

4.	Investments

The following tables summarize our investments as of the dates indicated:

	December 31, 2007
	Cost or			Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Municipal securities	$114,123	$10	$36	$114,097
U.S. Government agency securities	42,727	162	18	42,871
U.S. Treasury notes	31,563	510	—	32,073
Certificates of deposit	29,136	—	—	29,136
Corporate bonds	24,556	155	33	24,678

	$242,105	$837	$87	$242,855

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

	December 31, 2006
	Cost or			Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

U.S. Treasury notes	$41,256	$23	$99	$41,167
U.S. Government agency securities	30,118	1	342	29,790
Municipal securities	8,515	—	10	8,505
Corporate bonds	2,020	—	1	2,019

	$81,909	$24	$452	$81,481

The contractual maturities of our investments as of December 31, 2007 are summarized below.

		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$90,776	$93,802
Due one year through five years	53,027	50,723
Due after five years through ten years	3,402	3,451
Due after ten years	94,900	94,879

	$242,105	$242,855

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales of available-for-sale securities were $13,136, $12,583 and $4,689 for the years ended December 31, 2007, 2006 and 2005, respectively. Net realized investment losses for the years ended December 31, 2007, 2006 and 2005 were $78, $151 and $220, respectively.

Unrealized gains and losses at December 31, 2007 and 2006 have been determined to be temporary in nature. The change in market value for these securities is the result of declining or rising interest rates rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial. The disclosures required under Emerging Issues Task Force No. (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, have not been included because our unrealized losses are immaterial at December 31, 2007 and 2006.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

5.	Receivables

Accounts receivable by health plan operating subsidiary were as follows:

	December 31,
	2007	2006

California	$23,046	$32,404
Michigan	6,419	3,392
Missouri	15,986	—
New Mexico	3,887	2,763
Ohio	28,522	11,611
Utah	23,987	46,570
Washington	8,308	7,447
Other	1,382	6,648

Total receivables	$111,537	$110,835

Substantially all receivables due our California and Missouri health plans at December 31, 2007 were collected in January 2008.

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

As of December 31, 2007, the receivable due our Ohio health plan included approximately $7,400 of accrued delivery payments due from the state of Ohio and approximately $19,400 due from a capitated provider group. Our agreement with that group calls for us to pay for certain medical services incurred by the group’s members, and then to deduct the amount of such payments from the monthly capitation paid to the group. This receivable also includes an estimate of our liability for claims incurred by members of this group for which we have not made payment. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our Consolidated Balance Sheets. At December 31, 2007, this receivable comprised approximately $10,700 paid on behalf of the provider group, which will be deducted from capitation payments in the months of January and February 2008. An additional $8,700 receivable has been recorded to offset amounts included in “Medical claims and benefits payable” in our Consolidated Balance Sheets that are the responsibility of the capitated provider group. Our Ohio health plan has withheld approximately $9,000 from capitation payments due this provider group and placed the funds in an escrow account. The Ohio health plan is entitled to the escrow amount if the provider is unable to repay amounts owed to us. The escrow amount is included in “Restricted Investments” in our Consolidated Balance Sheets. Monthly gross capitation paid to the provider group is approximately $8,300.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

6.	Property and Equipment

A summary of property and equipment is as follows:

	December 31,
	2007	2006

Land	$3,000	$3,000
Building and improvements	21,928	18,665
Furniture, equipment and automobiles	38,439	32,933
Capitalized computer software costs	34,895	20,571

	98,262	75,169
Less: accumulated depreciation and amortization on building and improvements, furniture, equipment and automobiles	(34,071)	(25,670)
Less: accumulated amortization on capitalized computer software costs	(14,636)	(7,596)

	(48,707)	(33,266)

Property and equipment, net	$49,555	$41,903

Depreciation expense recognized for building and improvements, furniture, equipment and automobiles was $8,494, $7,676, and $5,909 for the years ended December 31, 2007, 2006, and 2005, respectively. Amortization expense recognized for capitalized computer software costs was $8,624, $4,260 and $1,786 for the years ended December 31, 2007, 2006, and 2005, respectively.

7.	Goodwill and Intangible Assets

Other intangible assets are amortized over their useful lives ranging from one to 15 years. The weighted average amortization period for contract rights and licenses is approximately 11.7 years, and for provider network is approximately 9.9 years. Amortization expense on intangible assets recognized for the years ended December 31, 2007, 2006, and 2005 was $10,849, $9,539, and $7,430, respectively. We estimate our intangible asset amortization expense will be $12,766 in 2008, $11,117 in 2009, $11,117 in 2010, $9,880 in 2011, and $8,012 in 2012. The following table provides details of identified intangible assets, by major class, for the periods indicated:

		Accumulated	Net
	Cost	Amortization	Balance

Intangible assets:
Contract rights and licenses	$114,342	$34,775	$79,567
Provider network	14,548	1,889	12,659

Balance at December 31, 2007	$128,890	$36,664	$92,226

Intangible assets:
Contract rights and licenses	$103,282	$24,748	$78,534
Provider network	8,013	1,067	6,946

Balance at December 31, 2006	$111,295	$25,815	$85,480

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

The changes in the carrying amount of goodwill were as follows:

Balance as of December 31, 2006	$57,659
Goodwill related to acquisition of Mercy CarePlus	60,085
Adjustment to goodwill, related primarily to the acquisition of Cape Health Plan, Inc.	(2,747)

Balance at December 31, 2007	$114,997

8.	Restricted Investments

Pursuant to the regulations governing our subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities. Additionally, we maintain restricted investments as protection against the insolvency of capitated providers. The following table presents the balances of restricted investments by health plan, and by our insurance company:

	December 31,
	2007	2006

California	$524	$301
Florida	307	—
Indiana	500	536
Michigan	1,000	2,000
Missouri	500	—
Nevada	885	—
New Mexico	8,991	8,571
Ohio	9,370	1,742
Texas	1,491	1,559
Utah	575	550
Washington	154	151
Molina Healthcare Insurance Company	4,722	4,744

Total	$29,019	$20,154

9.	Medical Claims and Benefits Payable

The following table presents the components of the change in our medical claims and benefits payable for the years ended December 31, 2007 and 2006. The negative amounts displayed for “components of medical care costs related to prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. The benefit of this prior period development may be offset

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

by the addition of a reserve for adverse claims development when estimating the liability at the end of the period (captured as “components of medical care costs related to current year”).

	Year Ended December 31,
	2007	2006

Balances at beginning of period	$290,048	$217,354
Medical claims and benefits payable from business acquired	14,876	21,144
Components of medical care costs related to:
Current year	2,136,381	1,716,256
Prior years	(56,298)	(37,604)

Total medical care costs	2,080,083	1,678,652
Payments for medical care costs related to:
Current year	1,851,035	1,443,843
Prior years	222,366	183,259

Total paid	2,073,401	1,627,102

Balances at end of period	$311,606	$290,048

	Year Ended December 31,
	2007	2006

Benefit from prior period as a percentage of premium revenue	2.3%	1.9%
Benefit from prior period as a percentage of balance at beginning of period	19.4%	17.3%
Benefit from prior period as a percentage of total medical care costs	2.7%	2.2%
Days in claims payable	52	57
Number of members at end of period	1,149,000	1,077,000
Number of claims in inventory at end of period(1)	161,395	260,958
Billed charges of claims in inventory at end of period (in thousands)(1)	$211,958	$285,385
Claims in inventory per member at end of period(1)	0.14	0.26

(1)	2006 claims data excludes information for Cape Health Plan membership of approximately 83,000 members. Cape membership was processed on a separate claims platform through September 30, 2007.

10.	Long-Term Debt

Convertible Senior Notes

In October 2007, we completed our offering of $200,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193,400, from which we repaid the $20,000 balance outstanding under our credit facility. In November 2007, we used $80,045 of the net proceeds in connection with our acquisition of Mercy CarePlus in Missouri. In December 2007, we used $41,500 for contributions to regulatory capital of certain of our health plan subsidiaries, including contributions of $32,500 to our Ohio plan, $7,000 to our Missouri plan, $1,500 to our Texas plan, and $500 to our Nevada plan. The Notes rank equally in right of payment with our existing and future senior indebtedness.

The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 21.3067 shares of our common stock per one thousand dollar principal amount of the Notes. This

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

represents an initial conversion price of approximately $46.93 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances. Prior to July 2014, holders may convert their Notes only under the following circumstances:

•	During any fiscal quarter after our fiscal quarter ending December 31, 2007, if the closing sale price per share of our common stock, for each of at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than or equal to 120% of the conversion price per share of our common stock;

•	During the five business day period immediately following any five consecutive trading day period in which the trading price per one thousand dollar principal amount of the Notes for each trading day of such period was less than 98% of the product of the closing price per share of our common stock on such day and the conversion rate in effect on such day; or

•	Upon the occurrence of specified corporate transactions or other specified events.

On or after July 1, 2014, holders may convert their Notes at any time prior to the close of business on the scheduled trading day immediately preceding the stated maturity date regardless of whether any of the foregoing conditions is satisfied.

We will deliver cash and shares of our common stock, if any, upon conversion of each $1,000 principal amount of Notes, as follows:

•	An amount in cash (the “principal return”) equal to the sum of, for each of the 20 Volume-Weighted Average Price (VWAP) trading days during the conversion period, the lesser of the daily conversion value for such VWAP trading day and fifty dollars (representing 1/20th of one thousand dollars); and

A number of shares based upon, for each of the 20 VWAP trading days during the conversion period, any excess of the daily conversion value above fifty dollars.

Credit Facility

In 2005, we entered into the Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”). Effective May 2007, we entered into a third amendment of the Credit Facility that increased the size of the revolving line of credit from $180,000 to $200,000, maturing in May 2012. The Credit Facility is intended to be used for working capital and general corporate purposes, and subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the amount available under the Credit Facility to up to $250,000.

Borrowings under the Credit Facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.500% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the Credit Facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA. The applicable margins range between 0.750% and 1.750% for LIBOR loans and between 0.000% and 0.750% for base rate loans. The commitment fee ranges between 0.150% and 0.275%. In addition, we are required to pay a fee for each letter of credit issued under the Credit Facility equal to the applicable margin for LIBOR loans and a customary fronting fee. As of December 31, 2007 and 2006, the amounts outstanding under the Credit Facility were zero and $45,000, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Michigan, New Mexico, Utah, and Washington health plan subsidiaries. The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At December 31, 2007, we were in compliance with all financial covenants in the Credit Facility.

11.	Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$36,171	$24,987	$13,906
State	3,073	3,143	879

Total current	39,244	28,130	14,785
Deferred:
Federal	(3,630)	(471)	1,404
State	(293)	(578)	66

Total deferred	(3,923)	(1,049)	1,470

Change in valuation allowance	45	650	—

Total provision for income taxes	$35,366	$27,731	$16,255

A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005

Taxes on income at statutory federal tax rate	$32,794	$25,710	$15,348
State income taxes, net of federal benefit	1,954	2,097	614
Other	618	(76)	293

Reported income tax expense	$35,366	$27,731	$16,255

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state, or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions, and compliance with federal, state, and local tax laws. We have pursued various strategies to reduce our federal, state and local taxes. As a result, we have reduced our state income tax expense due to California Economic Development Tax Credits.

During 2007, 2006, and 2005, excess tax benefits related to stock option exercises were $853, $1,227 and $1,872, respectively. Such benefits were recorded as a reduction of income taxes payable with an increase in additional paid-in capital.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006

Accrued expenses	$6,335	$1,388
Reserve liabilities	624	425
State taxes	911	1,005
Other accrued medical costs	863	—
Prepaid expenses	(2,783)	(2,396)
Net operating losses	27	27
Other, net	2,641	(130)
Valuation allowance	(2)	(6)

Deferred tax asset, net of valuation allowance — current	8,616	313

Net operating losses	856	819
State taxes	840	437
Depreciation and amortization	(14,453)	(9,656)
Deferred compensation	3,208	2,329
Other accrued medical costs	103	98
Reserve liabilities	885	—
Other, net	(882)	(83)
Valuation allowance	(693)	(644)

Deferred tax liability — long term	(10,136)	(6,700)

Net deferred income tax liabilities	$(1,520)	$(6,387)

At December 31, 2007, we had federal and state net operating loss carryforwards of $499 and $8,343, respectively. The federal net operating losses begin expiring in 2011 and state net operating losses begin expiring in 2025. The utilization of the net operating losses is subject to certain limitations under federal and state law.

We determined that, as of December 31, 2007, $695 of deferred tax assets did not satisfy the recognition criteria set forth in SFAS 109. Accordingly, a valuation allowance has been recorded for this amount. This valuation allowance primarily relates to the uncertainty of realizing certain state net operating loss carryforwards. In the future, if we determine that the realization of the net operating losses is more likely than not, the reversal of the related valuation allowance will reduce the provision for income taxes.

During 2007, $6,659 of net deferred tax liabilities were established for certain acquired intangible assets in connection with the purchase of Mercy CarePlus. Under purchase accounting, the intangible assets were recorded at fair market value. For tax purposes, the intangible assets were recorded at carry-over basis. Therefore, the basis difference was recorded as deferred tax liabilities which increased goodwill.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation we recognized a $445 increase to liabilities for uncertain tax positions of which the entire increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, we had $4,355 of total gross unrecognized tax benefits, including $384 of accrued interest. Of this total, $1,524 (net of federal benefit of state issues) represents the amount of unrecognized tax benefits that, if recognized,

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

would favorably affect the effective income tax rate in any future period. As of December 31, 2007, we had $10,278 of total gross unrecognized tax benefits of which $758 represents the amount of unrecognized tax benefits that, if recognized, could favorably affect the effective income tax rate in any future period. We anticipate a decrease of $395 to our liability for unrecognized tax benefits within the next twelve-month period.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007 and January 1, 2007, we had accrued cumulative $638 and $384, respectively, for the payment of interest and penalties.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$4,355
Increases in tax positions for prior years	3,197
Decreases in tax positions for prior years	(1,527)
Increases in tax positions for current year	4,935
Decreases in tax positions for current year	—
Settlements	(202)
Lapse in statute of limitations	(480)

Gross unrecognized tax benefits at December 31, 2007	$10,278

We are subject to taxation in the United States and various states. With certain exceptions, we are no longer subject to U.S. federal tax examination for tax years before 2004 and state as well as local income tax examination for tax years before 2003.

12.	Employee Benefits

We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plan totaled $3,553, $2,540 and $1,633 in the years ended December 31, 2007, 2006, and 2005, respectively.

We also have a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible participants can defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in various mutual funds, through a rabbi trust.

13.	Related Party Transactions

We lease two medical clinics from the Molina Family Trust, which each have five five-year renewal options. Rental expense for these leases totaled $97, $97, and $96 for the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007, minimum future lease payments for the clinics consisted of the following:

Year ending December 31,

2008	$107
2009	107
2010	26

Total minimum lease payments	$240

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee in excess of 20%. As of December 31, 2007 and 2006, our carrying amount for this investment totaled $3,460 and $1,375, respectively. During the third quarter of 2007, we invested an additional $2,100 in this medical service provider. Effective July 1, 2007 we paid this provider a $900 network access fee, which is being amortized over twelve months. For the years ended December 31, 2007, 2006, and 2005, we paid $10,894, $7,862 and $3,440, respectively, for medical service fees to this provider.

In 2006, we assumed an office lease from Millworks Capital Ventures with a remaining term of 52 months. Millworks Capital Ventures is owned by John C. Molina, our Chief Financial Officer, and his wife. The monthly base lease payment is approximately $18 and is subject to an annual increase. Based on a market report prepared by an independent realtor, we believe the terms and conditions of the assumed lease are at fair market value. We are currently using the office space under the lease for an office expansion. Payments made under this lease totaled $246 and $170 for the years ended December 31, 2007 and 2006, respectively.

We are a party to a fee for service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Amounts paid under the terms of that agreement were $157 and $357 for the years ended December 31, 2007 and 2006, respectively. We believe that the claims submitted to us by Pacific Hospital were reimbursed at prevailing market rates. In 2006, we entered into an additional agreement with Pacific Hospital as part of a capitation arrangement. Under this arrangement, we pay Pacific Hospital a fixed monthly fee based on member type. For the years ended December 31, 2007 and 2006, we paid approximately $4,837 and $1,652, respectively, to Pacific Hospital for capitation services. We believe that this agreement with Pacific Hospital is based on prevailing market rates for similar services. Also as of December 31, 2007, we had an advance outstanding to this provider totaling $250, which will be offset to capitation payments in 2008.

14.	Commitments and Contingencies

Leases

We lease office space, clinics, equipment, and automobiles under agreements that expire at various dates through 2018. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases, including those payments described in Note 13, “Related Party Transactions,” consist of the following approximate amounts:

Year ending December 31,

2008	$15,942
2009	15,465
2010	14,193
2011	13,660
2012	12,286
Thereafter	49,510

Total minimum lease payments	$121,056

Rental expense related to these leases totaled $18,127, $12,193 and $9,505 for the years ended December 31, 2007, 2006, and 2005, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

Employment Agreements

During 2001 and 2002, we entered into employment agreements with three current executives with initial terms of one to three years, subject to automatic one-year extensions thereafter. In most cases, should the executive be terminated without cause or resign for good reason before a Change of Control, as defined, we will pay one year’s base salary and Target Bonus, as defined, for the year of termination, in addition to full vesting of 401(k) employer contributions and stock options, and continued health and welfare benefits for the earlier of 18 months or the date the executive receives substantially similar benefits from another employer. If any of the executives are terminated for cause, no further payments are due under the contracts.

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

Starko.  Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants (the “HMOs”), including Cimarron Health Plan, the predecessor of our New Mexico HMO. Plaintiff asserts that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. Discovery is currently underway. It is not currently possible to assess the amount or range of potential loss or probability of a favorable or unfavorable outcome. On July 10, 2007, the court dismissed all damages claims against Molina Healthcare of New Mexico, leaving only a pending action for injunctive and declaratory relief. On August 15, 2007, the court held a hearing on the motion of Molina Healthcare of New Mexico to dismiss the plaintiffs’ claims for injunctive and declaratory relief. At that hearing, the court dismissed all remaining claims against Molina Healthcare of New Mexico. The plaintiffs have filed an appeal with respect to the court’s dismissal orders and have submitted their opening appellate brief. Molina Healthcare of New Mexico is preparing its responsive appellate brief. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the Molina Healthcare of New Mexico HMO, an indemnification escrow account was established and funded with $6,000 in order to indemnify our Molina

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

Healthcare of New Mexico HMO against the costs of such litigation and any eventual liability or settlement costs. Currently, approximately $4,100 remains in the indemnification escrow fund.

We are involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Professional Liability Insurance

We carry medical malpractice insurance for health care services rendered through our clinics in California. Claims-made coverage under this policy is $1,000 per occurrence with an annual aggregate limit of $3,000 for each of the years ended December 31, 2007 and 2006. We also carry claims-made managed care errors and omissions professional liability insurance for our HMO operations. This insurance is subject to a coverage limit of $10,000 per occurrence and $10,000 in the aggregate for each policy year.

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

Subscriber Group Claims

The United States Office of Personnel Management (OPM) contacted our New Mexico HMO in June 2005 seeking repayment of approximately $3,800 in premiums paid by OPM on behalf of Federal employees for the years 1999, 2000, and 2002, plus approximately $500 in interest. OPM asserted that, during the years in question, it did not receive rate discounts equivalent to the largest discount given by the New Mexico HMO for Similar Sized Subscriber Groups as required by the New Mexico HMO’s agreement with OPM. In consultation with its external actuaries, our New Mexico HMO responded to OPM asserting that, based upon its analysis, no funds were owed to OPM. Following further discussions of the parties regarding the three plan years at issue, the parties agreed that our New Mexico HMO owed OPM only $340 for the plan year of 2002, plus $69 in accrued interest. The parties agreed that no amounts were owed for the plan years of 1999 or 2000. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to our New Mexico HMO, an indemnification escrow account was established and funded with $6 million to indemnify our New Mexico HMO against the costs of such liabilities. The escrow account paid the full $409 amount due to OPM on February 26, 2007.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our health plan subsidiaries operating in California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Washington and Utah. Our health plans are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances or cash dividends was $332,209 at December 31, 2007, and $236,800 at December 31, 2006. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, Nevada, New Mexico, Ohio, Texas, Washington, and Utah have adopted these rules, which may vary from state to state. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.

As of December 31, 2007, our health plans had aggregate statutory capital and surplus of approximately $350,870, compared with the required minimum aggregate statutory capital and surplus of approximately $202,484. All of our HMOs were in compliance with the minimum capital requirements at December 31, 2007. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

15.	Stock Plans

In 2002, we adopted the 2002 Equity Incentive Plan (2002 Incentive Plan), which provides for the granting of stock options, restricted stock, performance shares, and stock bonus awards to the company’s officers, employees, directors, consultants, advisors, and other service providers. The 2002 Incentive Plan became effective upon our initial public offering of common stock (IPO) in July 2003, and initially allowed for the issuance of 1.6 million shares of common stock. Beginning January 1, 2004, shares eligible for issuance automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis, unless the board of directors affirmatively acts to nullify the automatic increase. There were 3.6 million shares available for issuance under the 2002 Incentive Plan as of January 1, 2008.

Stock option awards have an exercise price equal to the fair market value of our common stock on the date of grant, generally vest in equal annual installments over periods up to four years from the date of grant, and have a maximum term of ten years from the date of grant. Restricted stock awards are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to five years from the date of grant.

In July 2002, we adopted the 2002 Employee Stock Purchase Plan (ESPP). The ESPP became effective upon our IPO in July 2003. During each six-month offering period, eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of the offering period. Each participant is limited to a maximum purchase of $25 (as measured by the fair value of the stock acquired) per year through payroll deductions. Under the ESPP, we issued 48,000 and 44,400 shares of our common stock during the years ended December 31, 2007 and 2006, respectively. Beginning January 1, 2004, and each year until the 2.2 million maximum aggregate number of shares reserved for issuance is reached, shares eligible for issuance under the ESPP automatically increase by 1% of total outstanding capital stock. The number of unissued common shares reserved for future grants under the 2002 Plan and the ESPP was 3.6 million and 3.4 million as of December 31, 2007 and 2006, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

The following table illustrates the components of our stock-based compensation expense as reported in general and administrative expenses in the Consolidated Statements of Income:

	Year Ended December 31,
	2007		2006		2005
	Pretax	Net-of-Tax	Pretax	Net-of-Tax	Pretax	Net-of-Tax
	Charges	Amount	Charges	Amount	Charges	Amount

Stock options and ESPP	$3,437	$2,139	$3,248	$2,020	$—	$—
Stock grants	3,751	2,335	2,257	1,404	1,283	795

Total	$7,188	$4,474	$5,505	$3,424	$1,283	$795

As of December 31, 2007, there was $3,973 of unrecognized compensation expense related to non-vested stock options, which we expect to recognize over a weighted-average period of 2.3 years. Also as of December 31, 2007, there was $7,868 of unrecognized compensation cost related to non-vested restricted stock awards, which we expect to recognize over a weighted-average period of 3.0 years.

The Black-Scholes valuation model was used to estimate the fair value of the options at grant date based on the assumptions noted in the following table. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange-traded options to purchase our common stock. The expected option life of each award granted was calculated using the “simplified method” in accordance with SAB 107. There were no material changes made to the methodology used to determine the assumptions during 2007. The assumptions disclosed below represent a weighted-average of the assumptions used for all of our stock option grants throughout the year.

	Year Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.5%	4.5%	4.1%
Expected volatility	47.1%	53.1%	53.2%
Expected option life (in years)	6	6	5
Expected dividend yield	0%	0%	0%
Grant date weighted-average fair value	$16.37	$16.01	$21.45

Stock option activity for the year ended December 31, 2007 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term (Years)	Value

Stock options outstanding at December 31, 2006	789,965	$25.78
Granted	279,100	$32.02
Exercised	(212,364)	$14.17
Forfeited	(122,988)	$32.09

Stock options outstanding at December 31, 2007	733,713	$30.45	7.80	$6,471

Stock options exercisable and expected to vest at December 31, 2007(a)	602,479	$30.23	7.60	$5,483

Stock options exercisable at December 31, 2007	312,079	$29.04	6.53	$3,308

(a)	Stock options exercisable and expected to vest at December 31, 2007 information is based on a forfeiture rate of 14.24%, the rate used to estimate the fair value of stock options granted in the fourth quarter of 2007.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

The following is a summary of information about stock options outstanding and options exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2007	Life (Years)	Price	2007	Price

$ 4.50 - $27.49	171,170	5.97	$23.21	165,602	$23.11
$28.66 - $28.66	207,069	8.09	$28.66	65,631	$28.66
$29.17 - $30.85	12,700	8.26	$30.12	3,782	$29.73
$31.32 - $48.35	342,774	8.52	$35.17	77,064	$42.08

	733,713	7.80	$30.45	312,079	$29.04

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006, and 2005 amounted to $4,251, $3,812, and $6,182, respectively.

Non-vested restricted stock activity for the year ended December 31, 2007 is summarized below.

		Weighted-
		Average Grant Date
	Shares	Fair Value

Non-vested balance as of December 31, 2006	101,758	$39.10
Granted	256,750	$32.46
Vested	(78,705)	$35.72
Forfeited	(44,390)	$33.00

Non-vested balance as of December 31, 2007	235,413	$34.14

The total fair value of restricted shares vested during the years ended December 31, 2007, 2006, and 2005 was $2,612, $1,993, and $723, respectively.

16.	Stockholders’ Equity

As described in Note 15, “Stock Plans,” we award shares of restricted stock to employees and others under our equity incentive plan. When these shares vest, employees may choose to settle their associated tax obligation by instructing the Company to withhold the number of shares that will settle the tax obligation based on the current market value of the stock. When we settle tax obligations associated with the vesting of restricted stock awards, we retire the stock used. During 2007, we retired 14,391 shares of common stock, totaling $480.

In November 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $300,000 of securities, including common stock or debt securities. In October 2007, we issued $200,000 in convertible senior notes under this shelf registration statement. See Note 10, “Long-Term Debt.” We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

17.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Premium revenue	$556,235	$607,127	$628,402	$670,605
Operating income	16,595	22,284	28,815	30,633
Income before income taxes	15,470	21,559	28,285	28,382
Net income	9,592	13,314	17,513	17,911
Net income per share(1):
Basic	$0.34	$0.47	$0.62	$0.63

Diluted	$0.34	$0.47	$0.62	$0.63

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Premium revenue	$449,294	$479,823	$512,080	$543,912
Operating income	14,154	21,741	20,458	19,458
Income before income taxes	13,740	21,164	19,813	18,741
Net income	8,590	13,152	12,341	11,644
Net income per share:
Basic	$0.31	$0.47	$0.44	$0.41

Diluted	$0.31	$0.47	$0.44	$0.41

(1)	Potentially dilutive shares issuable pursuant to the Company’s 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been antidilutive for the year ended December 31, 2007.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

18.	Condensed Financial Information of Registrant

Following are the condensed balance sheets of the Registrant as of December 31, 2007 and 2006, and the statements of income and cash flows for each of the three years in the period ended December 31, 2007.

Condensed Balance Sheets

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$36,286	$17,398
Investments	61,970	17,215
Deferred income taxes	4,072	39
Due from affiliates	6,705	9,592
Prepaid and other current assets	9,234	6,739

Total current assets	118,267	50,983
Property and equipment, net	37,448	30,134
Goodwill	1,742	—
Investment in subsidiaries	548,931	391,694
Deferred income taxes	1,583	1,683
Advances to related parties and other assets	19,933	12,350

Total assets	$727,904	$486,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,222	$17,826
Long-term debt	200,000	45,000
Other long-term liabilities	8,204	3,852

Total liabilities	237,426	66,678
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 28,443,680 shares at December 31, 2007 and 28,119,026 shares at December 31, 2006	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	185,808	173,990
Accumulated other comprehensive gain (loss), net of tax	272	(337)
Retained earnings	324,760	266,875
Treasury stock (1,201,174 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	490,478	420,166

Total liabilities and stockholders’ equity	$727,904	$486,844

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

Condensed Statements of Operations

	Year Ended December 31,
	2007	2006	2005

Revenue:
Management fees	$154,071	$120,036	$81,694
Other operating revenue	186	144	139
Investment income	2,915	1,361	1,436

Total revenue	157,172	121,541	83,269
Expenses:
Medical care costs	22,042	20,764	16,455
General and administrative expenses	114,616	91,347	61,111
Depreciation and amortization	15,101	10,162	6,169

Total expenses	151,759	122,273	83,735

Operating income (loss)	5,413	(732)	(466)
Interest expense	(4,485)	(2,239)	(1,426)

Income (loss) before income taxes and equity in net income of subsidiaries	928	(2,971)	(1,892)
Income tax expense (benefit)	2,333	(610)	502

Net loss before equity in net income of subsidiaries	(1,405)	(2,361)	(2,394)
Equity in net income of subsidiaries	59,735	48,088	29,990

Net income	$58,330	$45,727	$27,596

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005

Operating activities:
Cash provided by operating activities	$23,500	$24,205	$6,709

Investing activities:
Net dividends from and capital contributions to subsidiaries	(16,890)	(51,260)	1,110
Purchases of investments	(74,604)	(20,613)	(17,772)
Sales and maturities of investments	29,946	29,181	42,119
Cash paid in business purchase transactions	(80,045)	—	(10,827)
Purchases of equipment	(20,159)	(17,723)	(11,960)
Changes in amounts due to and due from affiliates	2,887	5,684	(7,482)
Change in other assets and liabilities	1,192	(2,996)	(451)

Net cash used in investing activities	(157,673)	(57,727)	(5,263)

Financing activities:
Borrowings under credit facility	—	50,000	3,100
Proceeds from issuance of convertible senior notes	200,000	—	—
Repayments of amounts borrowed under credit facility	(45,000)	(5,000)	(3,100)
Payment of credit facility fees	(551)	(459)	(3,530)
Payment of convertible senior notes fees	(6,498)	—	—
Tax benefit from exercise of employee stock options recorded as additional paid-in capital	853	1,227	—
Proceeds from exercise of stock options and employee stock purchases	4,257	2,416	1,872
Repayment of mortgage note	—	—	(1,302)

Net cash provided by (used in) financing activities	153,061	48,184	(2,960)

Net increase (decrease) in cash and cash equivalents	18,888	14,662	(1,514)
Cash and cash equivalents at beginning of year	17,398	2,736	4,250

Cash and cash equivalents at end of year	$36,286	$17,398	$2,736

Supplemental cash flow information
Cash paid (received) during the year for:
Income taxes	$1,981	$(7,721)	$5,918
Interest	9,282	2,154	1,520
Schedule of non-cash investing and financing activities:
Change in unrealized gain (loss) on investments	$97	$60	$(73)
Deferred income taxes	(55)	(40)	46

Net unrealized gain (loss) on investments	$42	$20	$(27)

Accrual of software license fees	$—	$2,375	$—

Retirement of common stock used for stock-based compensation	$480	$—	$—

Accrual of equipment	$672	$945	$—

Cumulative effect of adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$445	$—	$—

Value of stock issued for employee compensation earned in the previous year	$—	$2,178	$—

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

Notes to Condensed Financial Information of Registrant

Note A —	Basis of Presentation

Molina Healthcare, Inc. (Registrant) was incorporated on July 24, 2002. Prior to that date, Molina Healthcare of California (formerly known as Molina Medical Centers) operated as a California HMO and as the parent company for Molina Healthcare of Utah, Inc. and Molina Healthcare of Michigan, Inc. In June 2003, the employees and operations of the corporate entity were transferred from Molina Healthcare of California to the Registrant.

The Registrant’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent company-only financial statements should be read in conjunction with the consolidated financial statements and accompanying notes.

Note B —	Transactions with Subsidiaries

The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2007, 2006, and 2005 for these services totaled $154,071, $120,036, and $81,694, respectively, which are included in operating revenue.

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

Note C —	Capital Contribution and Dividends

During 2007, 2006, and 2005, the Registrant received dividends from its subsidiaries totaling $39,000, $22,500, and $29,000, respectively. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries.

During 2007, 2006, and 2005, the Registrant made capital contributions to certain subsidiaries totaling $55,887, 73,760, and $27,890 respectively, primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries.

Note D —	Related Party Transactions

The Registrant has an equity investment in a medical service provider that provides certain vision services to its members. The Registrant accounts for this investment under the equity method of accounting because it has an ownership interest in the investee in excess of 20%. As of December 31, 2007 and 2006, the Registrant’s carrying amount for this investment totaled $3,460 and $1,375, respectively. During the third quarter of 2007, an additional $2,100 was invested in this medical service provider. Effective July 1, 2007 the Registrant paid this provider a $900 network access fee, which is being amortized over twelve months. For the years ended December 31, 2007, 2006, and 2005, the Registrant paid $10,894, $7,862, and $3,440, respectively, for medical service fees to this provider.

Effective March 1, 2006, the Registrant assumed an office lease from Millworks Capital Ventures with a remaining term of 52 months. Millworks Capital Ventures is owned by John C. Molina, Chief Financial Officer, and his wife. The monthly base lease payment is approximately $18 and is subject to an annual increase. Based on a market report prepared by an independent realtor, the Registrant believes the terms and conditions of the assumed

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per-share data)

lease are at fair market value. The Registrant is currently using the office space under the lease for an office expansion. Payments made under this lease totaled $246 and $170 for the years ended December 31, 2007 and 2006, respectively.

The Registrant is a party to a fee for service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, the Registrant’s Executive Vice President, Research and Development. Amounts paid under the terms of that agreement were $157 and $357 for the years ended December 31, 2007 and 2006, respectively. The Registrant believes that the claims submitted to it by Pacific Hospital were reimbursed at prevailing market rates. In 2006, the Registrant entered into an additional agreement with Pacific Hospital as part of a capitation arrangement. Under this arrangement, the Registrant pays Pacific Hospital a fixed monthly fee based on member type. For the years ended December 31, 2007 and 2006, the Registrant paid approximately $4,837 and $1,652, respectively, to Pacific Hospital for capitation services. The Registrant believes that this agreement with Pacific Hospital is based on prevailing market rates for similar services. Also as of December 31, 2007, the Registrant had an advance outstanding to this provider totaling $250, which will be offset to capitation payments in 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures:  Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, and to process, summarize and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.

Evaluation of Disclosure Controls and Procedures:  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls:  There were no changes in our internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting:  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alliance for Community Health, LLC d/b/a Mercy CarePlus (acquired on November 1, 2007), which is included in the 2007 consolidated financial statements of Molina Healthcare, Inc. and constituted $115.8 million and $87.9 million of total and net assets, respectively, as of December 31, 2007, and $30.9 million and $0.9 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Alliance for Community Health, LLC d/b/a Mercy CarePlus. Our management has not had sufficient time to make an assessment of this subsidiary’s internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Molina Healthcare, Inc.

We have audited Molina Healthcare, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alliance for Community Health, LLC d/b/a Mercy CarePlus (acquired on November 1, 2007), which is included in the 2007 consolidated financial statements of Molina Healthcare, Inc. and constituted $115.8 million and $87.9 million of total and net assets, respectively, as of December 31, 2007, and $30.9 million and $0.9 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Alliance for Community Health, LLC d/b/a Mercy CarePlus.

In our opinion, Molina Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Los Angeles, California
March 17, 2008

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

(a)	Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2008 Annual Meeting of Stockholders under “Proposal No. 1 — Election of Three Class III Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b)	Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 4 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers,” and will also appear in our Proxy Statement for our 2008 Annual Meeting of Stockholders. Such portion of the Proxy Statement is incorporated herein by reference.

(c)	Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2008 Annual Meeting of Stockholders under “Corporate Governance,” “Corporate Governance and Nominating Committee,” “Corporate Governance Guidelines,” and “Code of Business Conduct and Ethics.” These portions of our Proxy Statement are incorporated herein by reference.

(d)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC, and to furnish us with copies of the forms. Purchases and sales of our equity securities by such persons are published on our website at www.molinahealthcare.com. Based on our review of the copies of such reports, on our involvement in assisting our reporting persons with such filings, and on written representations from our reporting persons, we believe that, during 2007, each of our officers, directors, and greater than ten percent stockholders complied with all such filing requirements on a timely basis, with the single exception of one Form 4 for our director Romney which we inadvertently filed one day late.

Item 11.	Executive Compensation

The information which will appear in our Proxy Statement for our 2008 Annual Meeting under the captions, “Compensation Committee Interlocks,” “Non-Employee Director Compensation,” and “Compensation Discussion and Analysis,” is incorporated herein by reference. The information which will appear in our Proxy Statement under the caption, “Compensation Committee Report” is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management will appear in our Proxy Statement for our 2008 Annual Meeting of Stockholders under “Information About Stock Ownership.” This portion of the Proxy Statement is incorporated herein by reference. The information required by this item regarding our equity compensation plans is set forth in Part II, Item 5 of this report and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2008 Annual Meeting of Stockholders under “Related Party Transactions.” Information concerning director independence will appear in our Proxy Statement under “Director Independence.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2008 Annual Meeting of Stockholders under “Disclosure of Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and exhibits listed below are filed as part of this report.

(1)  The Company’s consolidated financial statements, the notes thereto and the report of the Registered Public Accounting Firm are on pages 49 through 80 of this Annual Report on Form 10-K and are incorporated by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — At December 31, 2007 and 2006
Consolidated Statements of Operations — Years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows — Years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

None.

(3)  Exhibits

Reference is made to the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2008.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Molina, M.D.
Joseph M. Molina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Molina, M.D. Joseph M. Molina, M.D.	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	March 17, 2008

/s/ John C. Molina, J.D. John C. Molina, J.D.	Director, Chief Financial Officer, and Treasurer (Principal Financial Officer)	March 17, 2008

/s/ Joseph W. White, CPA, MBA Joseph W. White, CPA, MBA	Chief Accounting Officer (Principal Accounting Officer)	March 17, 2008

/s/ Charles Z. Fedak, CPA, MBA Charles Z. Fedak, CPA, MBA	Director	March 17, 2008

/s/ Frank E. Murray, M.D. Frank E. Murray, M.D.	Director	March 17, 2008

/s/ Steven Orlando, CPA Steven Orlando, CPA	Director	March 17, 2008

/s/ Sally K. Richardson Sally K. Richardson	Director	March 17, 2008

/s/ Ronna Romney Ronna Romney	Director	March 17, 2008

/s/ John P. Szabo, Jr. John P. Szabo, Jr.	Director	March 17, 2008

INDEX TO EXHIBITS

Number		Description	Method of Filing

3.1		Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002.
3.2		Amended and Restated Bylaws	Filed as Exhibit 3.4 to registrant’s Form S-1/A filed March 11, 2003.
4.1		Indenture dated as of October 11, 2007	Filed as Exhibit 4.1 to registrant’s Form 8-K filed October 5, 2007.
4.2		First Supplemental Indenture dated as of October 11, 2007	Filed as Exhibit 4.2 to registrant’s Form 8-K filed October 5, 2007.
4.3		Global Form of 3.75% Convertible Senior Note due 2014	Filed as Exhibit 4.3 to registrant’s Form 8-K filed October 5, 2007.
10.1		2000 Omnibus Stock and Incentive Plan	Filed as Exhibit 10.12 to registrant’s Form S-1 filed December 30, 2002.
10.2		2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant’s Form S-1 filed December 30, 2002.
10.3		Form of Stock Option Agreement under 2002 Equity Incentive Plan	Filed as Exhibit 10.3 to registrant’s Form 10-K filed March 14, 2007.
10.4		2002 Employee Stock Purchase Plan	Filed as Exhibit 10.14 to registrant’s Form S-1 filed December 30, 2002.
10.5		2005 Molina Deferred Compensation Plan adopted November 6, 2006	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed November 9, 2006.
10.6		2005 Incentive Compensation Plan	Filed as Appendix A to registrant’s Proxy Statement filed March 28, 2005.
10.7		Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.8		Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.9		Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.10		Employment Agreement with J. Mario Molina, M.D. dated January 2, 2002	Filed as Exhibit 10.7 to registrant’s Form S-1 filed December 30, 2002.
10	.10.1	Amendment to Employment Agreement with J. Mario Molina dated July 1, 2006	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed August 8, 2006.
10.11		Employment Agreement with John C. Molina dated January 1, 2002	Filed as Exhibit 10.8 to registrant’s Form S-1 filed December 30, 2002.
10.12		Employment Agreement with Mark L. Andrews dated December 1, 2001	Filed as Exhibit 10.9 to registrant’s Form S-1 filed December 30, 2002.
10.13		Change in Control Agreement dated June 15, 2006 with Terry Bayer	Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 16, 2006.
10.14		Change in Control Agreement dated May 29, 2007 with James W. Howatt, M.D.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 30, 2007.
10.15		Change in Control Agreement dated March 1, 2008 with Joseph White	Filed herewith.
10.16		Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007.
10.17		Health Services Agreement between Foundation Health and Molina Medical Centers dated February 1, 1996	Filed as Exhibit 10.2 to registrant’s Form S-1 filed December 30, 2002.

Number		Description	Method of Filing

10	.17.1	Amendment to Health Services Agreement effective October 1, 2002 between Foundation Health and Molina Medical Centers dated February 1, 1996	Filed as Exhibit 10.18 to registrant’s Form S-1/A filed June 3, 2003.
10	.17.2	Amendment to Health Services Agreement effective October 1, 2002 between Foundation Health and Molina Medical Centers dated February 1, 1996	Filed as Exhibit 10.19 to registrant’s Form S-1/A filed June 3, 2003.
10	.17.3	Amendment to Health Services Agreement effective October 28, 2003 between Foundation Health and Molina Medical Centers dated February 1, 1996	Filed as Exhibit 10.18 to registrant’s Form 10-K filed February 20, 2004.
10.18		Two Plan Model Medi-Cal contract for Riverside and San Bernardino Counties (Inland Empire) with California Department of Health Services	Filed as Exhibit 10.16 to registrant’s Form 10-K filed March 14, 2007.
10.19		Contract between Molina Healthcare of California Partner Plan, Inc. and the California Department of Health Services regarding San Diego Geographic Managed Care Program**	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed August 7, 2007.
10.20		Contract between Molina Healthcare of California Partner Plan, Inc. and the California Department of Health Services regarding Sacramento Geographic Managed Care Program**	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed August 7, 2007.
10.21		Contract Extension between Molina Healthcare of Michigan, Inc. and State of Michigan Department of Management and Budget effective as of October 1, 2006	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed November 9, 2006.
10	.21.1	Contract Extension between Molina Healthcare of Michigan, Inc. and State of Michigan Department of Management and Budget effective as of October 1, 2007	Filed herewith.
10.22		Contract Extension between Molina Healthcare of Michigan, Inc. and State of Michigan Department of Management and Budget effective as of October 1, 2006	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed November 9, 2006.
10.23		Medicaid Managed Care Services Agreement between Molina Healthcare of New Mexico, Inc. and the New Mexico Human Services Department	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10	.23.1	Amendment No. 2 to the Salud! Medicaid Managed Care Services Contract between Molina Healthcare of New Mexico, Inc. and the New Mexico Human Services Department(2)	Filed as Exhibit 10.1 to registrant’s Form 10-K filed August 31, 2007.
10.24		Ohio Medical Assistance Provider Agreement for Managed Care Plan CFC Eligible Population effective July 1, 2007	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 7, 2007.
10	.24.1	Amendment to Ohio Medical Assistance Provider Agreement for Managed Care Plan CFC Eligible Population effective January 1, 2008	Filed herewith.
10.25		Ohio Medical Assistance Provider Agreement for Managed Care Plan ABD Eligible Population effective July 1, 2007	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed August 7, 2007.

Number		Description	Method of Filing

10	.25.1	Amendment to Ohio Medical Assistance Provider Agreement for Managed Care Plan ABD Eligible Population effective January 1, 2008	Filed herewith.
10.26		Medicaid Contract with Texas Health & Human Services Commission	Filed as Exhibit 10.23 to registrant’s Form 10-K filed March 14, 2007.
10.27		Contract between Molina Healthcare of Utah, Inc. and the Utah Department of Health effective July 1, 2007	Filed as Exhibit 10.5 to registrant’s Form 10-Q filed August 7, 2007.
10.27		Basic Health Plan and Basic Health Plus Program contract with Washington State Health Care Authority (HCA)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed May 10, 2006.
10	.27.1	Contract amendment between Molina Healthcare of Utah, Inc. and the Utah Department of Health effective January 1, 2008	Filed as Exhibit 10.1 to registrant’s Form 8-K filed December 28, 2007.
10.28		Basic Health Plan and Basic Health Plus Program contract with Washington State Health Care Authority (HCA)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed May 10, 2006.
10	.28.1	One-Year Extension of Basic Health Plan and Basic Health Plus Program contract with Washington State Health Care Authority	Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 3, 2008.
10.29		Healthy Options Program (including Medicaid and SCHIP) contract with State of Washington Department of Social and Health Services	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed May 10, 2006.
10	.29.1	One-Year Extension of Healthy Options Program (including Medicaid and SCHIP) contract with State of Washington Department of Social and Health Services	Filed as Exhibit 10.2 to registrant’s Form 8-K filed January 3, 2008.
10.30		MC+ Medicaid Managed Care contract between Mercy CarePlus and Missouri Department of Social Services	Filed herewith.
10.31		Common form of Medicare Advantage Special Needs Plan Contract for California, Michigan, Utah, and Washington health plans	Filed as Exhibit 10.27 to registrant’s Form 10-K filed March 14, 2007.
10.32		Common form of Medicare Advantage Prescription Drug Plan Contract for California, Michigan, Nevada, New Mexico, Texas, Utah, and Washington health plans	Filed herewith.
10.33		Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare, Inc., as the Borrower, certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed March 10, 2005.
10	.33.1	First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of October 5, 2005, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed October 13, 2005.
10	.33.2	Second Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of November 6, 2006, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed November 9, 2006.

Number		Description	Method of Filing

10	.33.3	Third Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of May 25, 2007, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 31, 2007.
10.34		Office Lease with Pacific Towers Associates for 200 Oceangate Corporate Headquarters.	Filed herewith.
10.35		Summary of 2008 Base Salary and Bonus Targets for CEO and CFO	Filed herewith.
12.1		Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21.1		List of subsidiaries	Filed herewith.
23.1		Consent of Registered Independent Public Accounting Firm	Filed herewith.
31.1		Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2		Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1		Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2		Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

**	Confidential treatment has been requested for certain rate information in this Exhibit pursuant to Exchange Act Rule 24b-2.