Form 10-Q
period 2008-03-31
MOLINA HEALTHCARE INC
filed 2008-05-08
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-31719

Molina Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4204626 (I.R.S. Employer Identification No.)

200 Oceangate, Suite 100 Long Beach, California (Address of principal executive offices)	90802 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of May 5, 2008, was approximately 28,480,000.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements.
MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Amounts in thousands, except share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$412,153	$459,064
Investments	184,129	242,855
Receivables	117,553	111,537
Deferred income taxes	8,709	8,616
Prepaid expenses and other current assets	13,778	12,521

Total current assets	736,322	834,593
Property and equipment, net	53,962	49,555
Goodwill and intangible assets, net	204,962	207,223
Investments	69,485	—
Restricted investments	29,806	29,019
Receivable for ceded life and annuity contracts	28,446	29,240
Other assets	22,435	21,675

Total assets	$1,145,418	$1,171,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$311,776	$311,606
Accounts payable and accrued liabilities	66,949	69,266
Deferred revenue	2,042	40,104
Income taxes payable	13,080	5,946

Total current liabilities	393,847	426,922
Long-term debt	200,000	200,000
Liability for ceded life and annuity contracts	28,446	29,240
Deferred income taxes	5,419	10,136
Other long-term liabilities	14,892	14,529

Total liabilities	642,604	680,827

Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; issued and outstanding: 28,479,000 shares at March 31, 2008 and 28,444,000 shares at December 31, 2007	28	28
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	187,144	185,808
Accumulated other comprehensive (loss) income	(1,883)	272
Retained earnings	337,915	324,760
Treasury stock (1,201,000 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	502,814	490,478

Total liabilities and stockholders’ equity	$1,145,418	$1,171,305

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands, except per share data)
	(Unaudited)
Revenue:
Premium revenue	$729,638	$556,235
Investment income	7,404	6,668

Total revenue	737,042	562,903
Expenses:
Medical care costs	626,347	476,477
General and administrative expenses	78,092	63,388
Depreciation and amortization	8,152	6,443

Total expenses	712,591	546,308

Operating income	24,451	16,595
Interest expense	(2,272)	(1,125)

Income before income taxes	22,179	15,470
Income tax expense	9,024	5,878

Net income	$13,155	$9,592

Net income per share:
Basic	$0.46	$0.34

Diluted	$0.46	$0.34

Weighted average shares outstanding:
Basic	28,457	28,152

Diluted	28,576	28,275

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands)
	(Unaudited)
Net income	$13,155	$9,592
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments	(2,155)	118

Other comprehensive (loss) income	(2,155)	118

Comprehensive income	$11,000	$9,710

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
	(Unaudited)
Operating activities:
Net income	$13,155	$9,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,152	6,443
Amortization of capitalized long-term debt fees	406	251
Deferred income taxes	(4,358)	(2,999)
Stock-based compensation	1,511	1,867
Changes in operating assets and liabilities:
Receivables	(6,016)	2,842
Prepaid expenses and other current assets	(1,257)	(2,249)
Medical claims and benefits payable	170	(9,860)
Accounts payable and accrued liabilities	(4,277)	8,452
Deferred revenue	(38,062)	17,219
Income taxes	7,134	4,346

Net cash (used in) provided by operating activities	(23,442)	35,904

Investing activities:
Purchases of equipment	(8,177)	(3,645)
Purchases of investments	(95,817)	(12,825)
Sales and maturities of investments	82,353	11,402
Increase in restricted investments	(787)	(3,200)
Increase in other assets	(1,562)	(314)
Increase in other long-term liabilities	363	3,177

Net cash used in investing activities	(23,627)	(5,405)

Financing activities:
Repayment of amounts borrowed under credit facility	—	(15,000)
Tax (expense) benefit from exercise of employee stock options recorded as additional paid-in capital	(14)	428
Proceeds from exercise of stock options and employee stock plan purchases	172	390

Net cash provided by (used in) financing activities	158	(14,182)

Net (decrease) increase in cash and cash equivalents	(46,911)	16,317
Cash and cash equivalents at beginning of period	459,064	403,650

Cash and cash equivalents at end of period	$412,153	$419,967

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$5,435	$553

Interest	$—	$1,203

Schedule of non-cash investing and financing activities:
Unrealized (loss) gain on investments	$(2,705)	$186
Deferred taxes	550	(68)

Net unrealized (loss) gain on investments	$(2,155)	$118

Accrued purchases of equipment	$623	$361

Retirement of common stock used for stock-based compensation	$(333)	$—

Business purchase transactions adjustments:
Accounts payable and accrued liabilities	$1,004	$—
Deferred taxes	98	873

Goodwill and intangible assets, net	$1,102	$873

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008
1. Basis of Presentation
Organization and Operations
     Molina Healthcare, Inc. (the “Company”) is a multi-state managed care organization participating exclusively in government-sponsored health care programs for low-income persons, such as the Medicaid program and the State Children’s Health Insurance Program, or SCHIP. Commencing in January 2006, we also began to serve a small number of members who are dually eligible under both the Medicaid and the Medicare programs. We conduct our business primarily through nine licensed health plans in the states of California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those nine states, each of which is licensed as a health maintenance organization, or HMO.
     Our results of operations include the results of recent acquisitions including the acquisition on November 1, 2007 of Mercy CarePlus, a Medicaid managed care organization based in St. Louis, Missouri.
Consolidation and Interim Financial Information
     The condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented, which consist solely of normal recurring adjustments, have been included. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of income for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2008. Financial information related to subsidiaries acquired during any year is included only for the period subsequent to their acquisition.
     The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2007. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2007 audited consolidated financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our December 31, 2007 audited financial statements.
2. Significant Accounting Policies
Earnings Per Share
     The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	March 31,
	2008	2007
Shares outstanding at the beginning of the period	28,444,000	28,119,000
Weighted average number of shares issued for stock options, stock grants and employee stock purchases	13,000	33,000

Denominator for basic earnings per share	28,457,000	28,152,000
Dilutive effect of employee stock options and restricted stock	119,000	123,000

Denominator for diluted earnings per share	28,576,000	28,275,000

Stock-Based Compensation
     At March 31, 2008, we had employee equity incentives outstanding under two plans: 1) the 2002 Equity Incentive Plan; and 2) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Charged to general and administrative expenses, total stock-based compensation expense (net of tax) for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Stock options (including shares issued under our employee stock purchase plan)	$365	$519
Stock grants	531	639

Total stock-based compensation expense, net of tax	$896	$1,158

     As of March 31, 2008, there was $3.2 million of unrecognized compensation expense related to non-vested stock options, which we expect to recognize over a weighted-average period of 2.3 years. Also as of March 31, 2008, there was $17.3 million of total unrecognized compensation cost related to non-vested restricted stock awards, which we expect to be recognized over a weighted-average period of 3.5 years.
     The Black-Scholes valuation model was used to estimate the fair value of the options at grant date based on the assumptions noted in the following table. The risk-free interest rate is based on the implied yield available at March 31, 2008 on U.S. Treasury zero coupon issues. The expected volatility is primarily based on historical volatility levels along with the implied volatility of exchange traded options to purchase our common stock. Beginning in the first quarter of 2008, we used an expected option life for each award granted based on historical experience of employee post-vesting exercise and termination behavior. Prior to 2008, the expected option life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. This change did not produce materially different valuation results for the stock options awarded in the first quarter of 2008.

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.4%	4.5%
Expected volatility	45.3%	48.8%
Expected option life (in years)	4	6
Expected dividend yield	None	None
Grant date weighted-average fair value	$13.42	$16.51
Stock option activity during the three months ended March 31, 2008 is summarized below:

				Weighted
				Average
		Weighted	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value (in	Term
	Shares	Price	thousands)	(Years)
Stock options outstanding as of December 31, 2007	733,713	$30.45
Granted	10,000	35.31
Exercised	(6,081)	28.33
Forfeited	(17,199)	36.50

Stock options outstanding as of March 31, 2008	720,433	$30.40	$347	7.64

Stock options exercisable and expected to vest at March 31, 2008(a)	603,463	$30.05	$347	7.45

Exercisable as of March 31, 2008	417,359	$28.95	$347	6.92

(a)	Stock options exercisable and expected to vest at March 31, 2008 is based on a forfeiture rate of approximately 16%, the rate used to estimate the fair value of stock options granted in the three months ended March 31, 2008.

     The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 amounted to $31,000 and $1.5 million, respectively.
     Non-vested restricted stock and restricted stock unit activity for the three months ended March 31, 2008 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested balance as of December 31, 2007	235,413	$34.14
Granted	335,500	31.59
Vested	(39,424)	31.33
Forfeited	(5,480)	34.80

Non-vested balance as of March 31, 2008	526,009	$32.72

     The total fair value of restricted shares granted during the three months ended March 31, 2008 and 2007 was $10.6 million and $4.6 million, respectively. The total fair value of restricted shares vested during the three months ended March 31, 2008 and 2007 was $1.2 million and $0.6 million, respectively.
New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), Business Combinations and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.
     SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not have any material outstanding minority interests in one or more subsidiaries and, therefore, SFAS 160 is not applicable to us at this time.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

3. Fair Value Measurements
     As of March 31, 2008, we had cash and cash equivalents of $412.2 million, investments totaling $253.6 million, and restricted investments of $29.8 million. The cash equivalents consist of highly liquid securities with original or purchase date remaining maturities of up to three months that are readily convertible into known amounts of cash. Our investments consisted of investment grade debt securities and are designated as available-for-sale. Of the $253.6 million total, $184.1 million are classified as current assets, and $69.5 million are classified as non-current assets (see further discussion below). Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate and variable rate securities where interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments, classified as non-current assets and designated as held-to-maturity, consist of interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are reported at fair market value on the balance sheet. All restricted investments are carried at amortized cost, which approximates market value. We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial position, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of March 31, 2008, we held investments in auction rate securities, totaling $72.8 million, with a fair value of $69.5 million, which are required to be measured at fair value on a recurring basis. Our auction rate securities are designated as available-for-sale securities and are reflected at fair value. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., SFAS 157 Level 1 data). Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes, and which resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. However, due to recent events in the credit markets, the auction events for some of these instruments failed during the first quarter of 2008. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. Therefore, the fair values of these securities were estimated using a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.
     As a result of the declines in fair value for our investments in auction rate securities, which we deem to be temporary and attribute to liquidity issues rather than to credit issues, we recorded a net unrealized loss of $3.3 million to accumulated other comprehensive income. Substantially all of the $69.5 million in auction rate security instruments held by us at March 31, 2008 were in securities collateralized by student loans, which loans are guaranteed by the U.S. government. Due to our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as non-current, and have included them in investments on the unaudited condensed consolidated balance sheet at March 31, 2008. As of March 31, 2008, we continue to earn interest on virtually all of our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income. If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.
     Our assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	March 31,	Assets	Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Auction rate securities	$69,485	$—	$—	$69,485
Other available-for-sale securities	184,129	184,129	—	—

Total assets measured at fair value	$253,614	$184,129	$—	$69,485

     Based on market conditions which resulted in the absence of quoted prices in active markets for our auction rate securities, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis during the first quarter of 2008. Accordingly, since our initial adoption of SFAS 157 on January 1, 2008, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy. The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008 (in thousands):

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction Rate
Securities
Balance at December 31, 2007	$—
Transfers to Level 3	82,150
Total losses (realized or unrealized):
Included in earnings	—
Included in other comprehensive income	(3,265)
Purchases and settlements (net)	(9,400)

Balance at March 31, 2008	$69,485

The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized losses relating to assets still held at March 31, 2008	$(3,265)

4. Receivables
     Receivables consist primarily of amounts due from the various states in which we operate. All receivables are subject to potential retroactive adjustment. As the amounts of all receivables are readily determinable and our creditors are in almost all instances state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. Accounts receivable by health plan operating subsidiary were as follows (in thousands):

	March 31,	December 31,
	2008	2007
California	$23,541	$23,046
Michigan	5,666	6,419
Missouri	18,110	15,986
Ohio	25,995	28,522
Utah	25,055	23,987
Washington	11,590	8,308
Others	7,596	5,269

Total receivables	$117,553	$111,537

     Substantially all receivables due our California and Missouri health plans at March 31, 2008 were collected in April and May of 2008.
     Our Utah health plan’s agreement with the state of Utah calls for the reimbursement of medical costs incurred in serving our members plus an administrative fee of 9% of that medical cost amount, plus a portion of any cost savings realized as defined in the agreement. Our Utah health plan bills the state of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the state of Utah includes: 1) amounts billed to the state for actual paid health care claims plus administrative fees; and 2) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid.
     As of March 31, 2008, the receivable due our Ohio health plan included approximately $6.8 million of accrued delivery payments due from the state of Ohio and approximately $18.2 million due from a capitated provider group. Our agreement with that group calls for us to pay for certain medical services incurred by the group’s members, and then to deduct the amount of such payments from the monthly capitation paid to the group. This receivable also includes an estimate of our liability for claims incurred by members of this group for which we have not made payment. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our condensed consolidated balance sheets. At March 31, 2008, this receivable comprised approximately $11.3  million paid on behalf of the provider group, which will be deducted from capitation payments in the months of April and May 2008. An additional $6.9 million receivable has been recorded to reflect amounts included in “Medical claims and benefits payable” in our condensed consolidated balance sheets that are the responsibility of the capitated provider group. Our Ohio health plan has withheld approximately $9.0  million from capitation payments due this provider group and placed the funds in an escrow account. The Ohio health plan is entitled to the escrow amount if the provider is unable to repay amounts owed to us. The escrow amount is included in “Restricted investments” in our condensed consolidated balance sheets. Monthly gross capitation paid to the provider group is approximately $8.6 million.
5. Other Assets
     Other assets include primarily deferred financing costs associated with long-term debt, certain investments held in connection with our employee deferred compensation program, and an investment in a vision services provider (see Note 8, “Related Party Transactions”). A liability approximately equal to the assets held in connection with our deferred employee compensation program is included in long-term liabilities.
6. Long-Term Debt
Convertible Senior Notes
     In October 2007, we completed our offering of $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds of $193.4 million. The Notes rank equally in right of payment with our existing and future senior indebtedness, and are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 21.3067 shares of our common stock per one thousand dollar principal amount of the Notes. This represents an initial conversion price of approximately $46.93 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances. Prior to July 2014, holders may convert their Notes only under the following circumstances:
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
On or after July 1, 2014, holders may convert their Notes at any time prior to the close of business on the scheduled trading day immediately preceding the stated maturity date regardless of whether any of the conditions noted above is satisfied.
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
Credit Facility
     In 2005, we entered into the Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”). Effective May 2007, we entered into a third amendment of the Credit Facility that increased the size of the revolving line of credit to $200.0 million, maturing in May 2012. The Credit Facility is intended to be used for working capital and general corporate purposes, and subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $250.0 million.
     Borrowings under the Credit Facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.500% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the Credit Facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA. The applicable margins range between 0.750% and 1.750% for LIBOR loans and between 0.000% and 0.750% for base rate loans. The commitment fee ranges between 0.150% and 0.275%. In addition, we are required to pay a fee for each letter of credit issued under the Credit Facility equal to the applicable margin for LIBOR loans and a customary fronting fee. As of March 31, 2008 and December 31, 2007, there were no amounts outstanding under the Credit Facility.
     Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Michigan, New Mexico, Utah, and Washington health plan subsidiaries. The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The amended Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At March 31, 2008, we were in compliance with all financial covenants in the Credit Facility.

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
     Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants (the “HMOs”), including Cimarron Health Plan, the predecessor of our New Mexico HMO. The plaintiffs assert that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. On July 10, 2007, the court dismissed all damages claims against Molina Healthcare of New Mexico, leaving at that time only a pending action for injunctive and declaratory relief. On August 15, 2007, the court dismissed all remaining claims against Molina Healthcare of New Mexico, including the action for injunctive and declaratory relief. The plaintiffs have filed an appeal with respect to the court’s dismissal orders and the parties have submitted their respective appellate briefs. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to Molina Healthcare of New Mexico, an indemnification escrow account was established and funded with $6.0 million to indemnify Molina Healthcare of New Mexico against the costs of such litigation and any eventual liability or settlement costs. As of March 31, 2008, approximately $4.2 million remained in the indemnification escrow fund.
     We are involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Provider Claims
     Many of our medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations have led certain medical providers to pursue us for additional compensation. The claims made by providers in such circumstances often involve issues of contract compliance, interpretation, payment methodology, and intent. These claims often extend to services provided by the providers over a number of years.
     Various providers have contacted us seeking additional compensation for claims that we believe to have been settled. These matters, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Regulatory Capital and Dividend Restrictions
     Our principal operations are conducted through our HMO subsidiaries operating in California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Washington, and Utah. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of cash dividends, loans, or advances, was $350.2 million at March 31, 2008 and $332.2 million at December 31, 2007. The National Association of Insurance Commissioners, or NAIC, adopted model rules effective December 31, 1998, which, if implemented by a state, set new minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington have adopted these rules, although the rules as adopted may vary somewhat from state to state. California and Missouri have established their own minimum capitalization requirements for insurance companies.
     As of March 31, 2008, our HMOs had aggregate statutory capital and surplus of approximately $360.3 million, compared with the required minimum aggregate statutory capital and surplus of approximately $206.3 million. All of our HMOs were in compliance with the minimum capital requirements at March 31, 2008. We have the ability and commitment to provide additional capital to each of our HMOs when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
8. Related Party Transactions
     We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee in excess of 20%. As of March 31, 2008 and 2007, our carrying amount for this investment totaled $3.5 million and $1.4 million, respectively. Effective July 1, 2007, we paid this provider a $0.9 million network access fee, which is being amortized over twelve months. As of March 31, 2008, we had an advance outstanding to this provider totaling $0.2 million, which will be offset to capitation payments in 2008. For the three months ended March 31, 2008 and 2007, we paid $3.5 million and $2.8 million, respectively, for medical service fees to this provider.
     We are a party to a fee for service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Amounts paid under the terms of this fee for service agreement were $56,000 and $20,000 for the three months ended March 31, 2008 and 2007, respectively. We believe that the claims submitted to us by Pacific Hospital were reimbursed at prevailing market rates. In 2006, we entered into an additional agreement with Pacific Hospital as part of a capitation arrangement. Under this arrangement, we pay Pacific Hospital a fixed monthly fee based on member type. For the three months ended March 31, 2008 and 2007, we paid approximately $0.9 million and $1.1 million, respectively, to Pacific Hospital for capitation services. We believe that this agreement with Pacific Hospital is based on prevailing market rates for similar services. Also as of March 31, 2008, we had an advance outstanding to this provider totaling $0.2 million which is offsetting capitation payments in 2008.
     In 2006, we assumed an office lease from Millworks Capital Ventures which at that time had a remaining term of 52 months. Millworks Capital Ventures is owned by John C. Molina, our Chief Financial Officer, and his wife. The monthly base lease payment is approximately $18,000 and is subject to an annual increase. Based on a market report prepared by an independent realtor, we believe the terms and conditions of the assumed lease were at that time at fair market value. We are currently using the office space under the lease for an office expansion. Payments made under this lease totaled $57,000 and $75,000 for the three months ended March 31, 2008 and 2007, respectively.
     We lease two medical clinics that are owned by the Mary R. Molina Living Trust and the Molina Marital Trust. These leases have 5 five-year renewal options. Rental expense for these leases totaled $24,000 for each of the three-month periods ended March 31, 2008 and 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. All statements, other than statements of historical facts, that we include in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated as a result of, but not limited to, the following factors:
•	the continuing achievement of savings from the successful management of the medical care ratio of our health plans;

•	an increase in enrollment in both our Medicaid and Medicare populations consistent with our expectations;

•	our ability to reduce administrative costs in the event enrollment or revenue is lower than expected;

•	increased administrative costs in support of the Company’s efforts to expand Medicare membership;

•	our ability to accurately estimate incurred but not reported medical costs;

•	the securing of adequate premium rate increases under the government contracts of our health plans, in particular in the states of Michigan, Missouri, and Texas;

•	the recent change in Michigan state taxes;

•	the budget crisis in California and the pressure to reduce provider rates in that state, including current PMPM rates under our existing contracts;

•	the final terms as implemented of the Rogers Amendment to the Defit Reduction Act of 2005 regarding the rates to be paid to non-contracting hospitals by our California health plan;

•	changes in market interest rates and actions by the Federal Reserve Bank Board;

•	the potential termination or expiration without renewal of the government contracts of our health plans;

•	the imposition of fines or assessments by state or federal regulators for perceived operating deficiencies;

•	our dependence upon a relatively small number of government contracts and subcontracts for our revenue;

•	limitations in our ability to control our medical costs and other operating expenses;

•	risks related to our new Medicare Advantage plans with prescription drug coverage, or MAPD plans, including our lack of operating experience with such plans, compliance issues, and confusion regarding the new plans among Medicare beneficiaries, providers, pharmacists, and regulators;

•	the successful and cost-effective integration of Mercy CarePlus, including risks related to our lack of a prior operating history in Missouri;

•	risks related to our lack of experience with members in Ohio, Texas, and Missouri;

•	the availability of adequate financing to fund and/or capitalize our acquisitions and start-up activities;

•	membership eligibility processes and methodologies;

•	unexpected changes in demographics, member utilization patterns, healthcare practices, or healthcare technologies;

•	high dollar claims related to catastrophic illness or conditions, increases in respiratory illnesses, or increases in the number of premature infants among our plans’ members;

•	risks related to the continued solvency of our major providers and provider groups;

•	failure to maintain effective, efficient, and secure information systems and claims processing technology;

•	the unfavorable resolution of pending litigation or arbitration;

•	risks associated with the potential perception among regulators, governmental representatives, and the public of abuses occurring within the Medicaid or Medicare managed care sectors and the association or general attribution of such negative perceptions to the Company;

•	funding decreases in the Medicaid, SCHIP, or Medicare programs or the failure to timely renew the SCHIP program;

•	risks associated with the Notes;

•	epidemics such as the avian flu; and

•	changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations, including the recently enacted citizenship certification requirements.
     Investors should refer to Part II, Item 1A of this Quarterly Report, and to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of certain risk factors which could materially affect our business, financial condition, or future results. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.
     This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview
     Our financial performance for the three months ended March 31, 2008 compared with our financial performance for the three months ended March 31, 2007 may be briefly summarized, respectively in each case, as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollar amounts in thousands, except per
	share data)
Earnings per diluted share	$0.46	$0.34
Premium revenue	$729,638	$556,235
Operating income	$24,451	$16,595
Net income	$13,155	$9,592
Medical care ratio	85.8%	85.7%
G&A expenses as a percentage of total revenue	10.6%	11.3%
Total ending membership	1,185,000	1,074,000
Revenue
     Premium revenue is fixed in advance of the periods covered and is not generally subject to significant accounting estimates. For the three months ended March 31, 2008, we received approximately 92.0% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs periodically adjust premium rates.
     The amount of these premiums may vary substantially between states and among various government programs. PMPM premiums for members of the State Children’s Health Insurance Program, or SCHIP, are generally among the Company’s lowest, with rates as low as approximately $80 PMPM in California and Utah. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population — the Medicaid group that includes most mothers and children — PMPM premiums range between approximately $100 in California to over $200 in Missouri, New Mexico and Ohio. Among our Medicaid Aged, Blind or Disabled (ABD) membership, PMPM premiums range from approximately $370 in California to over $1,000 in New Mexico, Ohio and Washington. Medicare revenue is approximately $1,200 PMPM. Approximately 3.6% of our premium revenue in the three months ended March 31, 2008 was realized under a Medicaid cost-plus reimbursement agreement that our Utah plan has with that state. We also received approximately 4.3% of our premium revenue for the three months ended March 31, 2008 in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in Michigan, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs. Starting in 2006, our premium revenue also included premiums generated from Medicare, totalling approximately $21.3 million and $9.0 million for the three months ended March 31, 2008 and 2007, respectively. All of our Medicare revenue is paid to us as a fixed PMPM amount.
     Certain components of premium revenue are subject to accounting estimates. Chief among these are (1) that portion of premium revenue paid to our New Mexico health plan by the state of New Mexico that may be refunded to the state if certain minimum amounts are not expended on defined medical care costs, (2) the additional premium revenue our Utah health plan is entitled to receive from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid, and (3) the profit-sharing agreement between our Texas health plan and the state of Texas, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income, according to a tiered rebate schedule.
     Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs. Our contract is for a three-year period, and the minimum percentage is based on premiums and medical care costs over the entire contract period. During the first quarter of 2008, we recorded adjustments totaling $6.8 million to increase premium revenue associated with this requirement. The revenue resulted from a reversal of previously recorded amounts due the state of New Mexico because we exceeded the minimum percentage in the first quarter of 2008. At March 31, 2008, we have recorded a liability of approximately $6.2 million under our interpretation of the existing terms of this contract provision. Any change to the terms of this provision, including revisions to the definitions of premium revenue or medical care costs, the period of time over which the minimum percentage is measured or the manner of its measurement, or the percentage of revenue required to be spent on the defined medical care costs, may trigger a change in this amount. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to this amount may occur.

     In prior years, we estimated amounts we believed were recoverable under our savings sharing agreement with the state of Utah based on the information to date and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize may be subject to negotiation with the state. During 2007, as a result of an ongoing disagreement with the state of Utah, we wrote off the entire receivable, totaling $4.7 million. Our Utah health plan continues to work with the state to assure an appropriate determination of amounts due under the savings share agreement. When additional information is known, or agreement is reached with the state regarding the appropriate savings sharing payment amount, we will adjust the amount of savings sharing revenue recorded in our financial statements as appropriate in light of such new information or agreement.
     As of March 31, 2008, we had a liability of approximately $6.7 million accrued pursuant to our profit-sharing agreement with the state of Texas, for the 2006 and 2007 contract years. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimate.
     Historically, membership growth has been the primary reason for our increasing revenues, although more recently our revenues have also grown due to the more care intensive benefits associated with our ABD and dual eligible members. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate total number of members by state as of the dates indicated:

	March 31,	December 31,	March 31,
	2008	2007	2007
Total Ending Membership by Health Plan:
California	303,000	296,000	294,000
Michigan	216,000	209,000	221,000
Missouri (1)	76,000	68,000	—
Nevada (2)	—	—	—
New Mexico	78,000	73,000	65,000
Ohio	140,000	136,000	127,000
Texas	28,000	29,000	31,000
Utah	55,000	55,000	49,000
Washington	289,000	283,000	287,000

Total	1,185,000	1,149,000	1,074,000

Total Ending Membership by State for our Medicare Advantage Plans:
California	1,223	1,115	623
Michigan	1,359	1,090	183
Nevada	525	520	—
Texas	363	—	—
Utah	2,003	1,860	1,533
Washington	856	507	298

Total	6,329	5,092	2,637

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	11,709	11,837	11,033
Michigan	31,801	31,399	32,261
New Mexico	6,827	6,792	6,725
Ohio	14,729	14,887	3,866
Texas	16,069	16,018	17,136
Utah	6,826	6,795	6,731
Washington	3,005	2,814	2,670

Total	90,966	90,542	80,422

(1)	Our Missouri health plan was acquired effective November 1, 2007.

(2)	Less than one thousand members.

The following table provides details of member months (defined as the aggregation of each month’s ending membership for the period) by state for the periods indicated:

	Three Months Ended
	March 31,		% of Increase
Total Member Months by Health Plan:	2008	2007	(Decrease)
California	908,000	886,000	2.5%
Michigan	638,000	669,000	(4.6)%
Missouri (1)	223,000	—	—
Nevada (2)	2,000	—	—
New Mexico	228,000	192,000	18.8%
Ohio	413,000	340,000	21.5%
Texas	85,000	66,000	28.8%
Utah	157,000	151,000	4.0%
Washington	859,000	856,000	0.4%

Total	3,513,000	3,160,000	11.2%

(1)	Our Missouri health plan was acquired effective November 1, 2007.

(2)	Our Nevada health plan became operational on June 1, 2007 serving only Medicare members.
Expenses
     Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, expenses. Our results of operations are impacted by our ability to effectively manage expenses related to health care services and to accurately estimate costs incurred. Expenses related to medical care services are captured in the following four categories:
•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including per diem amounts, diagnostic-related groups or DRGs, percent of billed charges, case rates, and capitation. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitation basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the three months ended March 31, 2008 and 2007, medically related administrative costs were approximately $19.7 million and $14.8 million, respectively.

     The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three months ended March 31,
	2008			2007
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$412,009	$117.29	65.8%	$307,880	$97.44	64.6%
Capitation	103,791	29.55	16.6	87,933	27.83	18.5
Pharmacy	86,282	24.56	13.8	60,579	19.17	12.7
Other	24,265	6.91	3.8	20,085	6.36	4.2

Total	$626,347	$178.31	100.0%	$476,477	$150.80	100.0%

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

	Three Months Ended
	March 31,
	2008	2007
Premium revenue	99.0%	98.8%
Investment income	1.0	1.2

Total revenue	100.0%	100.0%

Medical care ratio	85.8%	85.7%

General and administrative expense ratio, excluding premium taxes	7.8%	7.9%
Premium taxes included in general and administrative expenses	2.8	3.4

Total general and administrative expense ratio	10.6%	11.3%

Operating income	3.3%	2.9%
Net income	1.8%	1.7%

     The following table summarizes premium revenue, medical care costs, medical care ratio and premium taxes by health plan for the three months ended March 31, 2008 and March 31, 2007 (dollar amounts in thousands except for PMPM amounts):

	Three Months Ended March 31, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Total
California	$101,621	$111.97	$89,654	$98.79	88.2%	$2,958
Michigan	124,753	195.42	102,900	161.19	82.5	6,939
Missouri	52,036	233.69	46,681	209.64	89.7	—
Nevada	1,944	1,228.10	1,626	1,027.36	83.7	—
New Mexico	88,649	388.63	71,925	315.31	81.1	1,502
Ohio	124,605	301.68	112,538	272.46	90.3	5,605
Texas	23,432	274.60	17,830	208.95	76.1	476
Utah	37,346	238.51	32,991	210.69	88.3	—
Washington	175,199	203.84	144,513	168.14	82.5	2,845
Other (1)	53	—	5,689	—	—	27

Total	$729,638	$207.71	$626,347	$178.31	85.8%	$20,352

	Three Months Ended March 31, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Total
California	$92,932	$104.89	$76,324	$86.14	82.1%	$3,030
Michigan	123,766	185.06	104,601	156.40	84.5	7,509
New Mexico	57,193	297.61	49,219	256.12	86.1	2,216
Ohio	74,944	220.37	69,262	203.66	92.4	3,372
Texas	14,456	218.47	13,348	201.73	92.3	257
Utah	30,927	205.63	28,466	189.27	92.0	—
Washington	161,982	189.20	131,259	153.32	81.0	2,684
Other (1)	35	—	3,998	—	—	33

Total	$556,235	$176.04	$476,477	$150.80	85.7%	$19,101

(1)	“Other” medical care costs represent medically related administrative costs at the parent company.
Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007
      Net Income
     Net income for the three months ended March 31, 2008 was $13.2 million, or $0.46 per diluted share, compared with net income of $9.6 million, or $0.34 per diluted share, for the quarter ended March 31, 2007.
     Premium Revenue
     For the first quarter of 2008 premium revenue was $729.6 million, an increase of $173.4 million, or 31%, over premium revenue of $556.2 million for the first quarter of 2007. Medicare premium revenue for the first quarter of 2008 was $21.3 million compared with $9.0 million in the first quarter of 2007. Significant contributions to the $173.4 million increase in quarterly premium revenues included the following:
•	A $52.0 million increase as a result of the acquisition of Mercy CarePlus in Missouri on November 1, 2007.

•	A $49.7 million increase at the Ohio health plan, due to higher enrollment, particularly among the aged, blind or disabled (ABD) population.

•	A $31.5 million increase at the New Mexico health plan due to higher enrollment, higher premium rates and a $6.8 million increase to revenue associated with a minimum medical care ratio contract provision.

•	A $13.2 million increase at the Washington health plan due to higher premium rates and slightly higher membership.
     Investment Income
     Investment income during the three months ended March 31, 2008 totaled $7.4 million compared with $6.7 million in the three months ended March 31, 2007, an increase of $0.7 million as a result of higher invested balances.
     Medical Care Costs
     Our consolidated medical care ratio increased slightly to 85.8% in the first quarter of 2008, from 85.7% in the first quarter of 2007. Sequentially, the medical care ratio increased from 83.6% for the fourth quarter of 2007, a 2.6% increase. Excluding Medicare, our medical care ratio was 85.8% in the first quarter of 2008, 86.0% in the first quarter of 2007, and 83.7% in the fourth quarter of 2007. We traditionally experience our highest medical care ratio (on a consolidated basis) during the first quarter of the year. Contributing to the year-over-year change were the following:
•	The medical care ratio of the California health plan increased as a result of an increase in PMPM medical costs of approximately 15%, chiefly in pharmacy and hospital and specialty fee-for-service costs. The California medical care ratio rose to 88.2% in the first quarter of 2008 from 82.1% in the first quarter of 2007. Preliminary data indicates that increased respiratory illnesses in the first quarter of 2008 impacted our California and Missouri health plans more severely than our other health plans.

•	The medical care ratio of the Michigan health plan decreased to 82.5% in the first quarter of 2008, from 84.5% in the first quarter of 2007. This improvement was due primarily to lower hospital fee-for-service costs.

•	The medical care ratio of the Missouri health plan was 89.7% for the first quarter of 2008. As noted above, preliminary data indicates that increased respiratory illnesses in the first quarter of 2008 impacted our California and Missouri health plans more severely than our other health plans. Additionally, the Missouri health plan’s medical costs increased in the first quarter of 2008 due to an increase in the number of premature infants among the plan’s membership.

•	The medical care ratio of the New Mexico health plan decreased to 81.1% in the first quarter of 2008, from 86.1% in the first quarter of 2007. This improvement was due to higher premium rates and included a $6.8 million increase to revenue associated with a minimum medical care ratio contract provision, which combined to offset higher medical costs. Absent the adjustments made to premium revenue in the first quarters of 2008 and 2007, the medical care ratio in New Mexico would have been 87.8% in the first quarter of 2008 and 79.8% in the first quarter of 2007.

•	The medical care ratios of the Ohio health plan, by line of business, were as follows:

	Three Months Ended
	March 31,	Dec. 31,	March 31,
	2008	2007	2007
Covered Families and Children (CFC)	88.9%	86.3%	92.4%
Aged, Blind or Disabled (ABD)	92.7	97.0	n/a

Aggregate	90.3%	90.3%	92.4%

In total, the medical care ratio decreased to 90.3% from 92.4% year over year and was flat sequentially.
The medical care ratio for the Ohio health plan’s CFC population decreased to 88.9% from 92.4% year over year and increased from 86.3% sequentially. The Company traditionally experiences a seasonal peak in medical care costs during the first quarter.
The medical care ratio for the Ohio health plan’s ABD population decreased to 92.7% from 97.0% sequentially during the first quarter of 2008. The Ohio health plan’s small number of ABD members during the first quarter of 2007 renders meaningless any comparison of the ABD medical care ratio between the first quarters of 2008 and 2007.

•	The medical care ratio of the Texas health plan decreased to 76.1% in the first quarter of 2008 from 92.3% in the first quarter of 2007. This decrease was primarily due to very low medical costs for the Star Plus membership. During the first quarter of 2008, the Texas health plan reduced revenue by $4.5 million to record amounts due back to the state under a profit-sharing agreement.

•	The medical care ratio of the Utah health plan decreased to 88.3% in the first quarter of 2008, from 92.0% in the first quarter of 2007. This decrease was the result of improved medical care ratios in the Utah health plan’s SCHIP and Medicare lines of business. The Utah health plan serves the majority of its Medicaid membership under a cost-plus contract with the state of Utah. However, the Utah health plan’s SCHIP and Medicare lines of business are served under separate contracts under which the health plan is paid a capitated PMPM amount, and thus the Utah health plan is financially at risk for the care of those SCHIP and Medicare members.

•	The medical care ratio of the Washington health plan increased to 82.5% in the first quarter of 2008 from 81.0% in the first quarter of 2007. Fee-for-service hospital and specialist costs as a percentage of premium revenue were higher in the first quarter of 2008 than in the first quarter of 2007. Higher fee-for-service hospital costs were driven by increases to the Medicaid in-patient fee schedule that took effect on August 1, 2007.
     Days in medical claims and benefits payable were 50 days at March 31, 2008, 52 days at December 31, 2007, and 54 days at March 31, 2007.
     General and Administrative Expenses
     General and administrative expenses were $78.1 million, or 10.6% of total revenue, for the first quarter of 2008 compared with $63.4 million, or 11.3% of total revenue, for the first quarter of 2007. Of the 0.7% decrease, a decline in premium taxes contributed 0.6%, due primarily to a reduction in premium taxes in Michigan from 6.0% to 5.5% of revenue effective January 1, 2008, and increased credits taken against premium taxes in New Mexico during the first quarter of 2008.
     Core G&A expenses (defined as G&A expenses less premium taxes) decreased to 7.8% of revenue in the first quarter of 2008 compared with 7.9% in the first quarter of 2007. The improvement in core G&A during the first quarter of 2008 compared with the first quarter of 2007 was primarily due to the leveraging of our administrative infrastructure over increased premium revenue, which improvement was offset by an increase in Medicare-related administrative costs. The following table provides additional details regarding these expenses.

	Three Months Ended March 31,
	2008		2007
		% of Total		% of Total
(dollar amounts in thousands)	Amount	Revenue	Amount	Revenue
Medicare-related administrative costs	$5,292	0.7%	$1,636	0.3%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	43,946	6.0	36,781	6.5
All other administrative expense	8,502	1.1	5,870	1.1

Core G&A expenses	$57,740	7.8%	$44,287	7.9%

     Depreciation and Amortization
     Depreciation and amortization expense increased $1.7 million compared with the three months ended March 31, 2007. Depreciation expense increased $0.9 million in the three months ended March 31, 2008 due to investments in infrastructure. Amortization expense increased $0.8 million in the three months ended March 31, 2008, primarily due to intangible assets associated with the 2007 Mercy CarePlus acquisition in Missouri.

     Interest Expense
     Interest expense in the three months ended March 31, 2008 increased $1.1 million compared with the three months ended March 31, 2007, principally due to increased borrowings.
     Income Taxes
     Income taxes were recorded at an effective rate of 40.7% in the first quarter of 2008 compared with 38.0% in the first quarter of 2007. The increase in our effective tax rate was primarily the result of a change in Michigan state taxes effective January 1, 2008. Prior to January 1, 2008 Michigan state taxes were calculated as a percentage of net income at a rate of 1.9%. As of January 1, 2008, the state income tax was changed to comprise three components on a combined filing basis: a gross receipts tax calculated at 0.8% of modified gross receipts; an income tax calculated at 4.95% of income before taxes; and a surtax of 21.99% of the total of the previous two items.
Liquidity and Capital Resources
     We generate cash from premium revenue and investment income. Our primary uses of cash include the payment of expenses related to medical care services and G&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.
     Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets. As of March 31, 2008, we had cash and cash equivalents of $412.2 million, investments totaling $253.6 million, and restricted investments of $29.8 million. The cash equivalents consist of highly liquid securities with original or purchase date remaining maturities of up to three months that are readily convertible into known amounts of cash. Our investments consisted of investment grade debt securities and are designated as available-for-sale. Of the $253.6 million total, $184.1 million are classified as current assets, and $69.5 million are classified as non-current assets (see further discussion below). Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate and variable rate securities where interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments, classified as non-current assets and designated as held-to-maturity, consist of interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate. These states also prescribe the types of instruments in which our subsidiaries may invest their funds. Three professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the three months ended March 31, 2008 and 2007 was approximately 4.1% and 5.2%, respectively.
     Cash used in operating activities for the quarter ended March 31, 2008, was $23.4 million, compared with cash provided by operating activities totaling $35.9 million for the same period in 2007, a decrease of $59.3 million. The decline was due primarily to the timing of the receipt of premiums recorded as deferred revenue at our Ohio health plan. Previously, the state of Ohio has paid premiums to the Ohio health plan for any given month at the end of the prior month. Premium revenue for April of 2008 (amounting to $50.9 million), however, was not received until April 3, 2008. Excluding the impact of deferred revenue, cash provided by operating activities would have been $27.5 million for the three months ended March 31, 2008.
     We have a $200 million credit facility. Borrowings under this credit facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. As of March 31, 2008, there were no amounts outstanding under this credit facility. See Note 6 to the condensed consolidated financial statements included in this quarterly report for more information regarding our credit facility.
     Our board of directors has authorized the repurchase of up to $30 million of our common stock from time to time on the open market or through privately negotiated transactions. We intend to use our working capital to fund any repurchases under this share repurchase program. The timing and amount of repurchases (up to an aggregate repurchase amount of $30 million) will be made pursuant to a Rule 10b5-1 trading plan dated as of May 2, 2008. The Rule 10b5-1 plan became effective on May 5, 2008, and will expire on August 1, 2008, unless terminated earlier in accordance with its terms. We did not repurchase any shares under this stock repurchase program during the three months ended March 31, 2008.
     At March 31, 2008, we had working capital of $342.5 million compared with $407.7 million at December 31, 2007. At March 31, 2008, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $84.4 million, including $21.1 million in auction rate securities. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Regulatory Capital and Dividend Restrictions
     Our principal operations are conducted through our nine HMO subsidiaries operating in California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The HMOs are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our HMOs.

     The National Association of Insurance Commissioners, or NAIC, has established model rules which, if adopted by a particular state, set minimum capitalization requirements for HMOs and other insurance entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which vary slightly from state to state, have been adopted in Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. California and Missouri have not adopted RBC rules, but have established their own minimum capitalization requirements.
     At March 31, 2008, our HMOs had aggregate statutory capital and surplus of approximately $360.3 million, compared with the required minimum aggregate statutory capital and surplus of approximately $206.3 million. All of our HMOs were in compliance with the minimum capital requirements at March 31, 2008. We have the ability and commitment to provide additional capital to each of our HMOs when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
Contractual Obligations
     In our Annual Report on Form 10-K for the year ended December 31, 2007, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.
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
     Our medical care costs include amounts that have been paid by us through the reporting date, as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. Such medical care liabilities include, among other items, capitation payments owed providers, unpaid pharmacy invoices, and various medically related administrative costs that have been incurred but not paid. We use judgment to determine the appropriate assumptions for determining the required estimates.
     The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Reported,” or IBNR. Our IBNR claims reserve, as reported in our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNR monthly using actuarial methods based on a number of factors. Our estimated IBNR liability represented $261.5 million of our total medical claims and benefits payable of $311.8 million as of March 31, 2008. Excluding IBNR related to our Utah health plan, where we are reimbursed on a cost-plus basis, our IBNR liability at March 31, 2008 was $243.5 million.
     The factors we consider when estimating our IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, the incidence of high dollar or catastrophic claims, entry into new geographic markets, and modifications and upgrades to our claims processing systems and practices. Our assessment of these factors is then translated into an estimate of our IBNR liability at the relevant measuring point through the calculation of a base estimate IBNR, a further reserve for adverse claims development, and an estimate of the administrative costs of settling all claims incurred through the reporting date. The base estimate of IBNR is derived through application of claims payment completion factors and trended per member per month (PMPM) cost estimates.
     For the fifth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based on actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns.

     The following table reflects the change in our estimate of claims liability as of March 31, 2008 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding March 31, 2008 by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah health plan is excluded from these calculations, because the majority of the Utah business is conducted under a cost-plus reimbursement contract. Dollar amounts are in thousands.

Increase (Decrease) in
(Decrease) Increase in Estimated	Medical Claims and
Completion Factors	Benefits Payable

(6)%	$48,577
(4)%	32,385
(2)%	16,192
2%	(16,192)
4%	(32,385)
6%	(48,577)
     For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of March 31, 2008, that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations, because the majority of the Utah business is conducted under a cost-plus reimbursement contract. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended Per Member Per Month	Medical Claims and
Cost Estimates	Benefits Payable

(6)%	$(27,250)
(4)%	(18,167)
(2)%	(9,083)
2%	9,083
4%	18,167
6%	27,250
     Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNR at March 31, 2008, net income for the three months ended March 31, 2008 would increase or decrease by approximately $8.1 million pretax, or $0.17 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNR at March 31, 2008, net income for the three months ended March 31, 2008 would increase or decrease by approximately $4.5 million pretax, or $0.09 per diluted share, net of tax. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $40.5 million pretax, or $0.84 per diluted share, net of tax, and $22.7 million pretax, or $0.47 per diluted share, net of tax, respectively.
     It is important to note that any error in the estimate of either completion factors or trended PMPM costs would usually be accompanied by an error in the estimate of the other component, and that an error in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will act to drive estimates of claims liabilities and medical care costs in the same direction. For example, if completion factors were overestimated by 1%, resulting in an overstatement of net income by $4.8 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
     After we have established our base IBNR reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, which also uses actuarial techniques, to account for adverse developments in our claims payments which the base actuarial model is not intended to and does not account for. We refer to this additional liability as the provision for adverse claims development. The provision for adverse claims development is a component of our overall determination of the adequacy of our IBNR. It is intended to capture the adverse development of factors such as known outbreaks of disease such as influenza, our entry into new geographic markets, our provision of services to new populations such as the aged, blind or disabled (ABD), claims receipt and payment experience, changes in membership, cost trends, changes to Medicaid fee schedules, incidence of high dollar or catastrophic claims, changes in provider billing practices, health care service utilization trends, and modifications and upgrades to our claims processing systems and practices. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNR after considering the base actuarial model reserves and the provision for adverse claims development. We also include in our IBNR liability an estimate of the administrative costs of settling all claims incurred through the reporting date. The development of IBNR is a continuous process that we monitor and refine on a monthly basis as additional claims payment information becomes available. As additional information becomes known to us, we adjust our actuarial model accordingly to establish IBNR.
     On a monthly basis, we review and update our estimated IBNR liability and the methods used to determine that liability. Any adjustments, if appropriate, are reflected in the period known. While we believe our current estimates are adequate, we have in the past been required to increase significantly our claims reserves for periods previously reported and may be required to do so again in the future. Any significant increases to prior period claims reserves would materially decrease reported earnings for the period in which the adjustment is made.
     In our judgment, the estimates for completion factors will likely prove to be more accurate than trended PMPM cost estimates because estimated completion factors are subject to fewer variables in their determination. Specifically, completion factors are developed over long periods of time, and are most likely to be affected by changes in claims receipt and payment experience and by provider billing practices. Trended PMPM cost estimates, while affected by the same factors, will also be influenced by health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, outbreaks of disease or increased incidence of illness, provider contract changes, changes to Medicaid fee schedules, the incidence of high dollar or catastrophic claims, changes in membership, entry into new geographic markets, and modifications and upgrades to our claims processing systems and practices. As discussed above, however, errors in estimates involving trended PMPM costs will almost always be accompanied by errors in estimates involving completion factors, and vice versa. In such circumstances, errors in estimation involving both completion factors and trended PMPM costs will act to drive estimates of claims liabilities (and therefore medical care costs) in the same direction.
     Assuming that base reserves have been adequately set, we believe that amounts ultimately paid out should generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. However, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range, as shown by our results in 2007 when the amounts ultimately paid out were less than the amount of our established reserves by approximately 19%. As of March 31, 2008, we estimate that the total payout in satisfaction of the liability established for claims and medical benefits payable at December 31, 2007 will be approximately 14% less than the amount originally recorded. This estimate will change during the course of the year as more information becomes available.

     The apparent overestimation of our liability for claims and medical benefits payable at December 31, 2007 led to the recognition of a benefit from prior period claims development in the first quarter of 2008. The overestimation of the claims liability at our Michigan and Washington health plans was principally the cause of the recognition of a benefit from prior period claims development. This was partially offset by the underestimation of our claims liability at December 31, 2007 at our Missouri health plan:
•	In Michigan, we overestimated the upward trend in medical costs in the second half of 2007, principally due to claims processing difficulties during the third quarter of 2007 that exaggerated the upward trend in medical costs.

•	In Washington, we did not fully account for reduced utilization of medical services in the fourth quarter of 2007, thus overestimating our liability at December 31, 2007.

•	In Missouri, we underestimated the upward trend in medical costs during the latter half of 2007 that was driven by an increase in the Medicaid fee schedule effective July 1, 2007. Additionally, we underestimated the impact of the underpayment of certain hospital claims in the second half of 2007. Additional payments were made on many of those claims in the first quarter of 2008.
     The recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations in the first quarter of 2008.
     In estimating our claims liability at March 31, 2008, we adjusted our base calculation to take account of the impact of the following factors which we believe are reasonably likely to change our final claims liability amount (some of the factors listed below were also factors impacting our final claims liability amount at December 31, 2007):
•	The addition during 2007 of a substantial number of aged, blind or disabled (ABD) members to our Ohio health plan, which members incur higher medical costs than do our members in other categories. Many of these members were not added to the Ohio health plan until the second half of 2007. Therefore, we do not have good visibility into their medical cost experience during the first quarter when medical care costs are usually higher than at any other time during the year.

•	Our assessment regarding the impact of some overpayments made to certain Ohio providers in 2007 and 2006 and the impact of those overpayments on estimated medical cost trends.

•	The impact of the increased incidence of respiratory illness in the first quarter of 2008 as compared to previous years.

•	Uncertainties regarding the impact of state-mandated changes to hospital fee schedules implemented in Washington in August 2007.

•	The addition to our California provider network during 2007 of a hospital that serves high cost patients, as well as changes implemented in September 2007 to our contract with a leading children’s hospital that provides care to a significant number of our California members.

•	The addition in November 2007 of approximately 4,300 members in Sacramento County, California where we have traditionally experienced higher medical costs.

•	Costs associated with our newly acquired membership in Missouri, as well as the impact of any difference between our claims payment policies and those used by the prior management of our Missouri health plan.

•	Increases in claims inventory at our Washington, health plan during the first quarter of 2008.

•	Decreases in claims inventory at our Michigan and Ohio health plans during the first quarter of 2008.
     Any absence of adverse claims development (as well as the expensing of the costs, through general and administrative expense, to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. However, that benefit will affect current period earnings only to the extent that the replenishment of the reserve for adverse claims development (and the re-accrual of administrative costs for the settlement of those claims) is less than the benefit recognized from the prior period liability.
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
     The following table presents the components of the change in our medical claims and benefits payable for the quarters ended March 31, 2008 and 2007 and the year ended December 31, 2007. The negative amounts displayed for “components of medical care costs related to prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. The benefit of this prior period development may be offset by the addition of a reserve for adverse claims development when estimating the liability at the end of the period (captured as a “component of medical care costs related to current year”). Dollar amounts are in thousands.

	As of and for the		As of and for the Year ended
	Quarter ended March 31,		December 31,
	2008	2007	2007
Balances at beginning of period	$311,606	$290,048	$290,048
Medical claims and benefits payable from business acquired	—	—	14,876
Components of medical care costs related to:
Current year	668,968	511,279	2,136,381
Prior years	(42,621)	(34,802)	(56,298)

Total medical care costs	626,347	476,477	2,080,083
Payments for medical care costs related to:
Current year	423,107	293,106	1,851,035
Prior years	203,070	193,231	222,366

Total paid	626,177	486,337	2,073,401

Balances at end of period	$311,776	$280,188	$311,606

Benefit from prior period as a percentage of premium revenue	5.8%	6.3%	2.3%
Benefit from prior period as a percentage of balance at beginning of period	13.7%	12.0%	19.4%
Benefit from prior period as a percentage of total medical care costs	6.8%	7.3%	2.7%

Days in claims payable	50	54	52
Number of members at end of period	1,185,000	1,074,000	1,149,000
Number of claims in inventory at end of period	185,000	271,000	161,395
Billed charges of claims in inventory at end of period	$217,000	$263,000	$211,958
Claims in inventory per member at end of period	0.16	0.25	0.14
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
     As of March 31, 2008, we held investments in auction rate securities, totaling $72.8 million, with a fair value of $69.5 million, which are required to be measured at fair value on a recurring basis. Our auction rate securities are designated as available-for-sale securities and are reflected at fair value. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., SFAS 157 Level 1 data). Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes, and which resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. However, due to recent events in the credit markets, the auction events for some of these instruments failed during the first quarter of 2008. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. Therefore, the fair values of these securities were estimated using a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.
     As a result of the declines in fair value for our investments in auction rate securities, which we deem to be temporary and attribute to liquidity issues rather than to credit issues, we recorded a net unrealized loss of $3.3 million to accumulated other comprehensive income. Substantially all of the $69.5 million in auction rate security instruments held by us at March 31, 2008 were in securities collateralized by student loans, which loans are guaranteed by the U.S. government. Due to our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as non-current, and have included them in investments on the unaudited condensed consolidated balance sheet at March 31, 2008. As of March 31, 2008, we continue to earn interest on virtually all of our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income. If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.
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
     Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants (the “HMOs”), including Cimarron Health Plan, the predecessor of our New Mexico HMO. The plaintiffs assert that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. On July 10, 2007, the court dismissed all damages claims against Molina Healthcare of New Mexico, leaving at that time only a pending action for injunctive and declaratory relief. On August 15, 2007, the court dismissed all remaining claims against Molina Healthcare of New Mexico, including the action for injunctive and declaratory relief. The plaintiffs have filed an appeal with respect to the court’s dismissal orders, and the parties have submitted their respective appellate briefs. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the Molina Healthcare of New Mexico, an indemnification escrow account was established and funded with $6.0 million to indemnify Molina Healthcare of New Mexico against the costs of such litigation and any eventual liability or settlement costs. As of March 31, 2008, approximately $4.2 million remained in the indemnification escrow fund.
     We are involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
Our investment portfolio may suffer losses from reductions in market interest rates and fluctuations in fixed income securities which could materially and adversely affect our results of operations or liquidity.
     As of March 31, 2008, our portfolio of fixed income securities totaled $253.6 million, our cash and cash equivalents totaled $412.2 million, and restricted investments held as collateral totaled $29.8 million. This portfolio of holdings generated investment income totalling approximately 33% and 43% of our pre-tax income for the three months ended March 31, 2008 and 2007, respectively. The performance of our portfolio is interest rate driven. Therefore, volatility in interest rates, such as the recent actions by the Federal Reserve Bank Board, affects our returns on and the market value of our portfolio. This and any future reductions in the federal funds interest rate or other disruptions in the credit markets could materially and adversely affect our results of operations and liquidity.

A mandated retroactive change to the inpatient per diem rates paid by our California health plan to non-contracted hospitals could have a materially adverse effect on our results of operations.
     Under the so-called Rogers Amendment to the Medicaid provisions of the Deficit Reduction Act of 2005, 42 U.S.C. § 1396u-2(b)(2)(D), a Medicaid provider which does not have a contract with a Medicaid managed care entity must accept as payment the amount otherwise applicable outside of managed care minus any payments for indirect costs of medical education and direct costs of graduate medical education. For purposes of a state where rates paid to hospitals are negotiated by contract and not publicly released, such as in California, the amount applicable under this requirement is the “average contract rate that would apply under the State plan for general acute care hospitals or the average contract rate that would apply under such plan for tertiary hospitals.”
     There is a disagreement among health plans and hospitals over how this payment language regarding average contract rates should be applied to the Medicaid program in California, known as Medi-Cal. The California Department of Health Care Services, known as DHCS, has convened a collaborative workgroup of health plans, hospitals, industry associations, and government representatives to discuss the appropriate application of the Rogers Amendment to non-contracted providers of emergency services in California. A recent DHCS proposal to the workgroup provides for the creation of weighted average per diem rates for both tertiary and non-tertiary hospitals, and for the retroactive application of these per diem rates to January 1, 2007, the effective date of the Rogers Amendment. Because the proposed per diem rates are materially greater than the existing average contract rates paid by our California health plan to non-contracting hospitals, if this proposal were to become effective, the resulting additional cost to the Company’s California health plan could have a materially adverse effect on our results of operations.
     In addition to the other information and risk factors set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

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

Dated: May 8, 2008

/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: May 8, 2008

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