Form 10-Q/A
period 2007-06-30
MOLINA HEALTHCARE INC
filed 2008-06-13
CIK 1179929

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

MOLINA HEALTHCARE, INC.

Explanatory Note
     This Amendment on Form 10-Q/A is being filed to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. The Form 10-Q was originally filed with the United States Securities and Exchange Commission on August 7, 2007, and was subsequently amended pursuant to a Form 10-Q/A filed on April 15, 2008.
     Pages 2 through 21 of Exhibit 10.3 to the original Form 10-Q and to the Form 10-Q/A filed on April 15, 2008 were redacted due to a statutory confidentiality requirement under California law. As a result of the elapse of the confidentiality period under that same California law, we are hereby re-filing Exhibit 10.3 with pages 2 through 21 unredacted. However, certain rate information, as denoted on pages 12, 13, and 14 of the attached Exhibit 10.3, remains redacted. The redacted rate information has been filed separately with the Securities and Exchange Commission.
     All other information and content contained in the original Form 10-Q remains unchanged.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC. (Registrant)
/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: June 13, 2008

/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: June 13, 2008

EXHIBIT INDEX

Exhibit No.	Title
10.1	Ohio Medical Assistance Provider Agreement for Managed Care Plan CFC Eligible Population effective July 1, 2007 (filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 7, 2007).

10.2	Ohio Medical Assistance Provider Agreement for Managed Care Plan ABD Eligible Population effective July 1, 2007 (filed as Exhibit 10.2 to registrant’s Form 10-Q filed August 7, 2007).

10.3	Contract between Molina Healthcare of California Partner Plan, Inc. and California Department of Health Services regarding San Diego Geographic Managed Care Program.**

10.4	Contract between Molina Healthcare of California Partner Plan, Inc. and the California Department of Health Services regarding Sacramento Geographic Managed Care Program (filed as Exhibit 10.3 to registrant’s Form 10-Q/A filed April 15, 2008).**

10.5	Contract between Molina Healthcare of Utah, Inc. and the Utah Department of Health effective July 1, 2007 (filed as Exhibit 10.5 to registrant’s Form 10-Q filed August 7, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a- 14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	In accordance with the requirements of California Government Code Section 6254(q), confidential treatment has been requested for certain rate information contained within this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The omitted confidential rate information has been filed separately with the Commission.

5