Form 10-Q
period 2008-06-30
MOLINA HEALTHCARE INC
filed 2008-07-30
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 001-31719
Molina Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4204626
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Oceangate, Suite 100
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of July 25, 2008, was approximately 27,468,000.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements.
MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(Amounts in thousands, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$425,424	$459,064
Investments	196,268	242,855
Receivables	113,597	111,537
Deferred income taxes	11,557	8,616
Prepaid expenses and other current assets	14,484	12,521

Total current assets	761,330	834,593
Property and equipment, net	59,191	49,555
Goodwill and intangible assets, net	204,182	207,223
Investments	66,786	—
Restricted investments	29,875	29,019
Receivable for ceded life and annuity contracts	28,143	29,240
Other assets	22,247	21,675

Total assets	$1,171,754	$1,171,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$305,541	$311,606
Accounts payable and accrued liabilities	61,872	69,266
Deferred revenue	50,170	40,104
Income taxes payable	11,137	5,946

Total current liabilities	428,720	429,922
Long-term debt	200,000	200,000
Deferred income taxes	5,297	10,136
Liability for ceded life and annuity contracts	28,143	29,240
Other long-term liabilities	17,139	14,529

Total liabilities	679,299	680,827

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized, outstanding 27,453 shares at June 30, 2008 and 28,444 shares at December 31, 2007	29	28
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	191,326	185,808
Accumulated other comprehensive (loss) income	(2,975)	272
Retained earnings	354,431	324,760
Treasury stock, at cost; 2,332 shares at June 30, 2008 and 1,201 shares at December 31, 2007	(50,356)	(20,390)

Total stockholders’ equity	492,455	490,478

Total liabilities and stockholders’ equity	$1,171,754	$1,171,305

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Amounts in thousands, except
	net income per share)
	(Unaudited)
Revenue:
Premium revenue	$761,153	$607,127	$1,490,791	$1,163,362
Investment income	5,338	6,761	12,742	13,429

Total revenue	766,491	613,888	1,503,533	1,176,791
Expenses:
Medical care costs	640,829	516,865	1,267,176	993,342
General and administrative expenses	87,074	67,208	165,166	130,596
Depreciation and amortization	8,330	6,749	16,482	13,192
Impairment charge on purchased software	—	782	—	782

Total expenses	736,233	591,604	1,448,824	1,137,912

Operating income	30,258	22,284	54,709	38,879
Interest expense	(2,307)	(725)	(4,579)	(1,850)

Income before income taxes	27,951	21,559	50,130	37,029
Provision for income taxes	11,435	8,245	20,459	14,123

Net income	$16,516	$13,314	$29,671	$22,906

Net income per share:
Basic	$0.59	$0.47	$1.05	$0.81

Diluted	$0.59	$0.47	$1.05	$0.81

Weighted average shares outstanding:
Basic	27,997	28,233	28,229	28,192

Diluted	28,044	28,343	28,324	28,309

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Amounts in thousands)		(Amounts in thousands)
	(Unaudited)		(Unaudited)
Net income	$16,516	$13,314	$29,671	$22,906
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments	(1,092)	78	(3,247)	196

Other comprehensive (loss) income	(1,092)	78	(3,247)	196

Comprehensive income	$15,424	$13,392	$26,424	$23,102

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Amounts in thousands)
	(Unaudited)
Operating activities
Net income	$29,671	$22,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,482	13,192
Amortization of deferred financing costs	813	475
Deferred income taxes	(5,649)	(4,763)
Stock-based compensation	3,587	3,644
Changes in operating assets and liabilities:
Receivables	(2,060)	4,526
Prepaid expenses and other current assets	(1,963)	(1,353)
Medical claims and benefits payable	(6,065)	13,191
Deferred revenue	10,066	26,205
Accounts payable and accrued liabilities	(10,620)	4,619
Income taxes	5,191	5,232

Net cash provided by operating activities	39,453	87,874

Investing activities
Purchases of equipment	(17,098)	(10,440)
Purchases of investments	(163,447)	(42,816)
Sales and maturities of investments	137,805	46,117
Increase in restricted cash	(856)	(3,326)
Cash paid in business purchase transaction	(1,000)	—
Increase in other assets	(2,177)	(864)
Increase in other long-term liabilities	2,610	4,484

Net cash used in investing activities	(44,163)	(6,845)

Financing activities
Treasury stock purchases	(29,966)	—
Repayment of amounts borrowed under credit facility	—	(15,000)
Payment of credit facility fees	—	(475)
Tax (expense) benefit from employee stock compensation recorded as additional paid-in capital	(156)	642
Proceeds from exercise of stock options and employee stock purchases	1,192	1,656

Net cash used in financing activities	(28,930)	(13,177)

Net (decrease) increase in cash and cash equivalents	(33,640)	67,852
Cash and cash equivalents at beginning of period	459,064	403,650

Cash and cash equivalents at end of period	$425,424	$471,502

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$20,307	$9,715

Interest	$3,892	$2,041

Schedule of non-cash investing and financing activities:
Unrealized (loss) gain on investments	$(5,443)	$312
Deferred taxes	2,196	(116)

Net unrealized (loss) gain on investments	$(3,247)	$196

Retirement of common stock used for stock-based compensation	$(366)	$(117)

Accrued purchases of equipment	$1,595	$354

Cumulative effect of adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$—	$445

Details of business purchase transaction:
Fair value of assets acquired	$2,262	$—
Common stock issued to seller	(1,262)	—

Net cash paid in business purchase transaction	$1,000	$—

Business purchase transactions adjustments:
Accounts payable and accrued liabilities	$1,265	$—
Deferred taxes	65	873

Goodwill and intangible assets, net	$1,330	$873

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008
1. Basis of Presentation
Organization and Operations
     Molina Healthcare, Inc. (the “Company”) is a multi-state managed care organization participating exclusively in government-sponsored health care programs for low-income persons, such as the Medicaid program and the State Children’s Health Insurance Program, or SCHIP. We also serve a small number of members who are dually eligible under both the Medicaid and the Medicare programs, and commencing in January 2007 we began to serve a small number of low-income Medicare members. We conduct our business primarily through nine licensed health plans in the states of California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those nine states, each of which is licensed as a health maintenance organization, or HMO.
     Our results of operations include the results of the November 1, 2007 acquisition of Mercy CarePlus, a Medicaid managed care organization based in St. Louis, Missouri.
Consolidated and Interim Financial Information
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
     The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2007. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2007 audited consolidated financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our December 31, 2007 audited financial statements. Certain 2007 amounts in the condensed consolidated statement of cash flows regarding stock-based compensation have been reclassified to conform to the 2008 presentation.
2. Significant Accounting Policies
Earnings Per Share
     The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares outstanding at the beginning of the period	28,479,000	28,199,000	28,444,000	28,119,000
Weighted average number of treasury shares purchased	(489,000)	—	(244,000)	—
Weighted average number of shares issued under employee stock plans	7,000	34,000	29,000	74,000

Denominator for basic earnings per share	27,997,000	28,233,000	28,229,000	28,193,000
Dilutive effect of employee stock options and restricted stock	47,000	110,000	95,000	116,000

Denominator for diluted earnings per share	28,044,000	28,343,000	28,324,000	28,309,000

Stock-Based Compensation
     At June 30, 2008, we had employee equity incentives outstanding under two plans: (1) the 2002 Equity Incentive Plan; and (2) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). Charged to general and administrative expenses, total stock-based compensation expense (net of tax) for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months
	June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Stock options (including shares issued under our employee stock purchase plan)	$452	$567	$817	$1,086
Restricted stock awards	775	534	1,306	1,173

Total stock-based compensation expense, net of tax	$1,227	$1,101	$2,123	$2,259

     As of June 30, 2008, unrecognized compensation expense related to stock options totaled $2.6 million, which we expect to recognize over a weighted-average period of 2.2 years. Also as of June 30, 2008, unrecognized compensation expense related to restricted stock awards totaled $16.9 million, which we expect to recognize over a weighted-average period of 3.2 years.
     We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Restricted stock awards are valued based on the closing market price of our common stock on the grant date. The Black-Scholes valuation model is used to estimate the fair value of stock options at grant date. The risk-free interest rate is based on the implied yield available at June 30, 2008 on U.S. treasury zero coupon issues for the expected option term. The expected volatility is based on historical volatility levels of our common stock. Beginning in the first quarter of 2008, we used an expected term for each option award based on historical experience of employee post-vesting exercise and termination behavior. Prior to 2008, the expected option term of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. This change did not produce materially different valuation results for the stock options awarded in the first half of 2008. For both restricted stock and stock option awards, the expense is recognized over the vesting period, generally straight-line over four years. The assumptions used in the Black-Scholes valuation model for options awarded in the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.9%	4.7%	2.5%	4.5%
Expected volatility	45.7%	48.7%	45.3%	48.8%
Expected option term (in years)	4	6	4	6
Expected dividend yield	None	None	None	None
Grant date weighted-average fair value per share	$9.68	$16.96	$12.80	$16.54
Stock option activity for the six months ended June 30, 2008 was as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
			(in thousands)	(in years)
Outstanding as of December 31, 2007	733,713	$30.45
Granted	12,000	33.57
Exercised	(6,081)	28.33	$31

Forfeited	(32,475)	35.43

Outstanding as of June 30, 2008	707,157	$30.30	$344	7.2

Exercisable and expected to vest as of June 30, 2008	652,701	$30.17	$344	7.1

Exercisable as of June 30, 2008	423,110	$29.07	$344	6.5

     Restricted stock activity for the six months ended June 30, 2008 was as follows:

		Weighted-
		Average	Aggregate
		Grant Date	Market
	Shares	Fair Value	Value
			(in thousands)
Unvested balance as of December 31, 2007	235,413	$34.14
Granted	374,000	31.02	$11,601

Vested	(52,061)	30.92	$1,524

Forfeited	(29,235)	34.62

Unvested balance as of June 30, 2008	528,117	$32.22

Impairment Charge
     During the six months ended June 30, 2007, an impairment charge of $782,000 was recorded related to commercial software no longer used for operations. No such charge occurred during the six months ended June 30, 2008.
New Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(the “FSP”). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding, as additional non-cash interest expense. The change in accounting treatment is effective for fiscal years beginning after December 15, 2008, and shall be applied retrospectively to prior periods. The FSP changes the accounting treatment for our $200.0 million 3.75% Convertible Senior Notes due 2014, which were issued in October 2007 (see Note 6 to the condensed consolidated financial statements included in this quarterly report, “Long-Term Debt”). The impact of this new accounting treatment will result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. Assuming a 7.9% interest rate, we have estimated the incremental impact of the FSP to our results of operations in 2009 to be $3.4 million, or $0.13 per diluted share, net of tax. This estimate assumes a 38% effective tax rate and 27 million diluted shares outstanding. We estimate the retroactive adjustment for prior periods will be approximately $0.8 million, or $0.02 per diluted share, net of tax, for 2007, and $2.9 million, or $0.10 per diluted share, net of tax, for 2008.
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
     SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not have any material outstanding minority interests and, therefore, SFAS 160 is not applicable to us at this time.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
3. Fair Value Measurements
     As of June 30, 2008, we had cash and cash equivalents of $425.4 million, investments totaling $263.1 million, and restricted investments of $29.9 million. The cash equivalents consist of highly liquid securities with original or purchase date remaining maturities of up to three months that are readily convertible into known amounts of cash. Our investments consisted of investment grade debt securities and are designated as available-for-sale. Of the $263.1 million total, $196.3 million are classified as current assets, and $66.8 million are classified as non-current assets (see further discussion below). Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate and variable rate securities where interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments, classified as non-current assets and designated as held-to-maturity, consist of interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are reported at fair market value on the balance sheet. All restricted investments are carried at amortized cost, which approximates market value. We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008 for our financial instruments. Although the adoption of SFAS 157 did not materially impact our financial position, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.
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
     As of June 30, 2008, we held investments in auction rate securities, totaling $71.8 million, with a fair value of $66.8 million, which are required to be measured at fair value on a recurring basis. Our auction rate securities are designated as available-for-sale securities and are reflected at fair value. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., SFAS 157 Level 1 data). Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes, and which resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. However, due to recent events in the credit markets, the auction events for some of these instruments failed during the first half of 2008. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. Therefore, the fair values of these securities were estimated using a discounted cash flow analysis or other type of valuation model as of June 30, 2008. These analyses considered, among other things, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.
     As a result of the declines in fair value for our investments in auction rate securities, which we deem to be temporary and attribute to liquidity issues rather than to credit issues, we recorded net unrealized losses of $1.7 million and $5.0 million for the three and six months ended June 30, 2008, respectively, to accumulated other comprehensive income. Substantially all of the $66.8 million in auction rate security instruments held by us at June 30, 2008 were in securities collateralized by student loans, which loans are guaranteed by the U.S. government. Due to our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as non-current, and have included them in investments on the unaudited condensed consolidated balance sheet at June 30, 2008. As of June 30, 2008, we continue to earn interest on our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income. If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.
     Our assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	June 30,	Assets	Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Auction rate securities	$66,786	$—	$—	$66,786
Other available-for-sale securities	196,268	196,268	—	—

Total assets measured at fair value	$263,054	$196,268	$—	$66,786

     Based on market conditions which resulted in the absence of quoted prices in active markets for our auction rate securities, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis during the first quarter of 2008. Accordingly, since our initial adoption of SFAS 157 on January 1, 2008, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy. The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction Rate Securities	(in thousands)
Balance at December 31, 2007	$—
Transfers to Level 3	82,150
Total losses (realized or unrealized):
Included in earnings	—
Included in other comprehensive income	(4,964)
Purchases (settlements), net	(10,400)

Balance at June 30, 2008	$66,786

The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized losses relating to assets still held at June 30, 2008	$(4,964)

4. Receivables
     Receivables consist primarily of amounts due from the various states in which we operate. All receivables are subject to potential retroactive adjustment. As the amounts of all receivables are readily determinable and our creditors are in almost all instances state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. Accounts receivable by health plan operating subsidiary were as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
California	$18,773	$23,046
Michigan	7,892	6,419
Missouri	18,228	15,986
Ohio	30,752	28,522
Utah	23,997	23,987
Washington	8,535	8,308
Others	5,420	5,269

Total receivables	$113,597	$111,537

Substantially all receivables due our California and Missouri health plans at June 30, 2008 were collected in July 2008.
     Our Utah health plan’s agreement with the state of Utah calls for the reimbursement of medical costs incurred in serving our members plus an administrative fee of 9% of that medical cost amount, plus a portion of any cost savings realized as defined in the agreement. Our Utah health plan bills the state of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the state of Utah includes: (1) amounts billed to the state for actual paid health care claims plus administrative fees; and (2) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid.
     As of June 30, 2008, the receivable due our Ohio health plan included approximately $8.5 million of accrued delivery payments due from the state of Ohio and approximately $21.7 million due from a capitated provider group. Our agreement with that group calls for us to pay for certain medical services incurred by the group’s members, and then to deduct the amount of such payments from the monthly capitation paid to the group. This receivable also includes an estimate of our liability for claims incurred by members of this group for which we have not made payment. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our condensed consolidated balance sheets. At June 30, 2008, this receivable comprised approximately $14.3 million paid on behalf of the provider group, which will be deducted from capitation payments in the months of July and August 2008. An additional $7.5 million receivable has been recorded to reflect amounts included in “Medical claims and benefits payable” in our condensed consolidated balance sheets that are the responsibility of the capitated provider group. Our Ohio health plan has withheld approximately $9.0 million from capitation payments due this provider group and placed the funds in an escrow account. The Ohio health plan is entitled to the escrow amount if the provider is unable to repay amounts owed to us. The escrow amount is included in “Restricted investments” in our condensed consolidated balance sheets. Monthly gross capitation paid to the provider group is approximately $10.5 million.
5. Other Assets
     Other assets include an investment in a vision services provider (see Note 9, “Related Party Transactions”), deferred financing costs associated with our secured credit agreement, and certain investments held in connection with our deferred employee compensation program. A liability approximately equal to the assets held in connection with our deferred employee compensation program is included in other long-term liabilities.

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
     We will deliver cash and shares of our common stock, if any, upon conversion of each $1,000 principal amount of Notes, as follows:
•	An amount in cash equal to the sum of, for each of the 20 Volume-Weighted Average Price (the “VWAP”) trading days during the conversion period, the lesser of the daily conversion value for such VWAP trading day and fifty dollars (representing 1/20th of one thousand dollars); and

•	A number of shares based upon, for each of the 20 VWAP trading days during the conversion period, any excess of the daily conversion value above fifty dollars.
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
     Borrowings under the Credit Facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.500% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the Credit Facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA. The applicable margins range between 0.750% and 1.750% for LIBOR loans and between 0.000% and 0.750% for base rate loans. The commitment fee ranges between 0.150% and 0.275%. In addition, we are required to pay a fee for each letter of credit issued under the Credit Facility equal to the applicable margin for LIBOR loans and a customary fronting fee. As of June 30, 2008 and December 31, 2007, there were no amounts outstanding under the Credit Facility.
     Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Michigan, New Mexico, Utah, and Washington health plan subsidiaries. The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The amended Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At June 30, 2008, we were in compliance with all financial covenants in the Credit Facility.
7. Stockholders’ Equity
     In April 2008, our board of directors authorized the repurchase of up to $30 million of our common stock on the open market or through privately negotiated transactions. We used working capital to fund the repurchases under this program. The timing and amount of repurchases were primarily made pursuant to a trading plan dated as of May 2, 2008. The trading plan became effective May 5, 2008, and terminated when the aggregate cost of the repurchases totaled $30 million on June 12, 2008. During the quarter ended June 30, 2008, we repurchased approximately 1.1 million shares. We did not repurchase any shares during the quarter ended March 31, 2008. See Note 10, “Subsequent Events,” regarding the authorization to repurchase additional shares.
     On June 30, 2008, we issued a total of 48,186 shares of our common stock in connection with our acquisition of the assets of The Game of Work, LLC.
8. Commitments and Contingencies
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
     Malpractice Action. On February 1, 2007, a complaint was filed in the Superior Court of the State of California for the County of Riverside by plaintiff Staci Robyn Ward through her guardian ad litem, Case No. 465374. The complaint purports to allege claims for medical malpractice against several unaffiliated physicians, medical groups, and hospitals, including Molina Medical Centers and one of its physician employees. The plaintiff alleges that the defendants failed to properly diagnose her medical condition which has resulted in her severe and permanent disability. On July 22, 2007, the plaintiff passed away. The proceeding is in the discovery stage, and no prediction can be made as to the outcome.
     Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants (the “HMOs”), including Cimarron Health Plan, the predecessor of our New Mexico HMO. The plaintiffs assert that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. On July 10, 2007, the court dismissed all damages claims against Molina Healthcare of New Mexico, leaving at that time only a pending action for injunctive and declaratory relief. On August 15, 2007, the court dismissed all remaining claims against Molina Healthcare of New Mexico, including the action for injunctive and declaratory relief. The plaintiffs have filed an appeal with respect to the court’s dismissal orders and the parties have submitted their respective appellate briefs and are awaiting oral argument. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to Molina Healthcare of New Mexico, an indemnification escrow account was established and funded with $6.0 million to indemnify Molina Healthcare of New Mexico against the costs of such litigation and any eventual liability or settlement costs. As of June 30, 2008, approximately $4.2 million remained in the indemnification escrow fund.

     We are involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, individually or in the aggregate, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Regulatory Capital and Dividend Restrictions
     Our principal operations are conducted through our HMO subsidiaries operating in California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Washington, and Utah. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of cash dividends, loans, or advances, were $337.0 million at June 30, 2008 and $332.2 million at December 31, 2007. The National Association of Insurance Commissioners, or NAIC, adopted model rules effective December 31, 1998, which, if implemented by a state, set new minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington have adopted these rules, although the rules as adopted may vary somewhat from state to state. California and Missouri have established their own minimum capitalization requirements for insurance companies.
     As of June 30, 2008, our HMOs had aggregate statutory capital and surplus of approximately $349.7 million, compared with the required minimum aggregate statutory capital and surplus of approximately $207.6 million. All of our HMOs were in compliance with the minimum capital requirements at June 30, 2008. We have the ability and commitment to provide additional capital to each of our HMOs when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
9. Related Party Transactions
     We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee in excess of 20%. As of June 30, 2008 and 2007, our carrying amount for this investment totaled $3.6 million and $1.4 million, respectively. Effective July 1, 2007, we paid this provider a $0.9 million network access fee, which was fully amortized as of June 30, 2008. Advances outstanding to this provider totaling $315,000 were offset in full to capitation payments during the quarter ended June 30, 2008. For the three months ended June 30, 2008 and 2007, we paid $3.6 million and $3.1 million, respectively, for medical service fees to this provider. For the six months ended June 30, 2008 and 2007, we paid $7.1 million and $5.9 million, respectively, for medical service fees to this provider.
     We are a party to a fee for service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Amounts paid under the terms of this fee for service agreement were $54,000 and $23,000 for the three months ended June 30, 2008 and 2007, respectively, and $110,000 and $43,000 for the six months ended June 30, 2008 and 2007, respectively. We believe that the claims submitted to us by Pacific Hospital were reimbursed at prevailing market rates. In 2006, we entered into an additional agreement with Pacific Hospital as part of a capitation arrangement. Under this arrangement, we pay Pacific Hospital a fixed monthly fee based on member type. We paid Pacific Hospital for capitation services totaling approximately $818,000 and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $1.7 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively. We believe that this agreement with Pacific Hospital is based on prevailing market rates for similar services. Also as of June 30, 2008, we had an advance outstanding to this provider totaling $0.2 million which is offsetting capitation payments in 2008.
     In 2006, we assumed an office lease from Millworks Capital Ventures which at that time had a remaining term of 52 months. Millworks Capital Ventures is owned by John C. Molina, our Chief Financial Officer, and his wife. The monthly base lease payment is approximately $18,000 and is subject to an annual increase. Based on a market report prepared by an independent realtor, we believe the terms and conditions of the assumed lease were at that time at fair market value. We are currently using the office space under the lease for an office expansion. Payments made under this lease totaled $75,000 and $56,000 for the three months ended June 30, 2008 and 2007, respectively, and $132,000 and $131,000 for the six months ended June 30, 2008 and 2007, respectively.
     We lease two medical clinics that are owned by the Mary R. Molina Living Trust and the Molina Marital Trust. These leases have 5 five-year renewal options. Rental expense for these leases totaled $24,000 for each of the three-month periods ended June 30, 2008 and 2007, respectively, and $49,000 for each of the six-month periods ended June 30, 2008 and 2007, respectively.
10. Subsequent Event
     On July 22, 2008, our board of directors authorized the repurchase of up to one million shares of our common stock. The repurchase program will be funded using our working capital, and the timing and amount of any shares repurchased will be made pursuant to a trading plan. The repurchase program extends through December 31, 2008, but we reserve the right to suspend or discontinue the program at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. All statements, other than statements of historical facts, that we include in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated as a result of, but not limited to, the following factors:
•	the achievement of savings from the successful management of the medical care ratio of our health plans;

•	an increase in enrollment in both our Medicaid and Medicare populations consistent with our expectations;

•	our ability to reduce administrative costs in the event enrollment or revenue is lower than expected;

•	increased administrative costs in support of the Company’s efforts to expand Medicare membership;

•	our ability to accurately estimate incurred but not reported medical costs;

•	the securing of projected premium rate increases under the government contracts of our health plans, in particular in the states of Michigan and Texas and in connection with our Medicare plans;

•	the January 1, 2008 increase in Michigan state taxes and the success of our efforts to mitigate the impact of that tax increase;

•	the budget crisis in California and the pressure to reduce HMO rates in that state, including current PMPM rates under our existing contracts;

•	the final terms as implemented of the Rogers Amendment to the Deficit Reduction Act of 2005 regarding the rates to be paid to non-contracting hospitals by our California health plan;

•	changes in market interest rates and actions by the Federal Reserve Bank Board;

•	the potential termination or expiration without renewal of the government contracts of our health plans;

•	the imposition of fines or assessments by state or federal regulators for perceived operating deficiencies;

•	our dependence upon a relatively small number of government contracts and subcontracts for our revenue;

•	limitations in our ability to control our medical costs and other operating expenses;

•	risks related to our new Medicare Advantage plans with prescription drug coverage, or MAPD plans, including our lack of operating experience with such plans, compliance issues, and confusion regarding the new plans among Medicare beneficiaries, providers, pharmacists, and regulators;

•	the successful and cost-effective integration of Mercy CarePlus, including risks related to our lack of prior operating experience in Missouri;

•	risks related to our lack of experience with members in Ohio, Texas, and Missouri;

•	the availability of adequate financing to fund and/or capitalize our acquisitions and start-up activities;

•	membership eligibility processes and methodologies;

•	unexpected changes in demographics, member utilization patterns, healthcare practices, or healthcare technologies;

•	high dollar claims related to catastrophic illness or conditions, increases in respiratory illnesses, or increases in the number of premature infants among our plans’ members;

•	risks related to the continued solvency of our major providers and provider groups;

•	failure to maintain effective, efficient, and secure information systems and claims processing technology;

•	the unfavorable resolution of pending litigation or arbitration;

•	risks associated with the potential negative perception among regulators, governmental representatives, and the public of abuses occurring within the Medicaid or Medicare managed care sectors and the association or general attribution of such negative perceptions to us;

•	funding decreases in the Medicaid, SCHIP, or Medicare programs or the failure to timely renew the SCHIP program;

•	risks associated with our $200 million 3.75% Convertible Senior Notes due 2014;

•	epidemics such as the avian flu; and

•	changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations, including the recently enacted citizenship certification requirements.
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

Overview
     Our financial performance for the three and six months ended June 30, 2008 compared with the same prior year periods is briefly summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollar amounts in thousands, except per-share data)
Earnings per diluted share	$0.59	$0.47	$1.05	$0.81
Premium revenue	$761,153	$607,127	$1,490,791	$1,163,362
Operating income	$30,258	$22,284	$54,709	$38,879
Net income	$16,516	$13,314	$29,671	$22,906
Medical care ratio	84.2%	85.1%	85.0%	85.4%
G&A expenses as a percentage of total revenue	11.4%	10.9%	11.0%	11.1%
Total ending membership			1,234,000	1,076,000
Revenue
     Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the six months ended June 30, 2008, we received approximately 92% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies and other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs periodically adjust premium rates.
     The amount of these premiums may vary substantially between states and among various government programs. PMPM premiums for members of the State Children’s Health Insurance Program, or SCHIP, are generally among our lowest, with rates as low as approximately $80 PMPM in California and Utah. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population — the Medicaid group that includes most mothers and children — PMPM premiums range between approximately $100 in California to $300 in New Mexico and Utah. Among our Medicaid Aged, Blind or Disabled (ABD) membership, PMPM premiums range from approximately $450 in California to over $1,000 in New Mexico and Ohio. Medicare revenue is approximately $1,200 PMPM. Approximately 3% of our premium revenue for the six months ended June 30, 2008 was realized under a Medicaid cost-plus reimbursement agreement that our Utah plan has with that state. For the six months ended June 30, 2008, we also received approximately 4% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in Michigan, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs. Our premium revenue also included premiums generated from Medicare, totaling approximately $44.4 million and $19.5 million for the six months ended June 30, 2008 and 2007, respectively. All of our Medicare revenue is paid to us as a fixed PMPM amount.
     Certain components of premium revenue are subject to accounting estimates. Chief among these are (1) that portion of premium revenue paid to our New Mexico health plan by the state of New Mexico that may be refunded to the state if certain minimum amounts are not expended on defined medical care costs, (2) the additional premium revenue our Utah health plan is entitled to receive from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid, and (3) the profit-sharing agreement between our Texas health plan and the state of Texas, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income above a certain specified percentage, according to a tiered rebate schedule.
     Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs. Our contract is for a three-year period, and the minimum percentage is based on premiums and medical care costs over the entire contract period. Year to date, we have recorded adjustments totaling $12.9 million to increase premium revenue associated with this requirement. The revenue resulted from a reversal of previously recorded amounts due the state of New Mexico because we exceeded the minimum percentage in the first half of 2008. At June 30, 2008, there is no remaining liability recorded under our interpretation of the existing terms of this contract provision. Any change to the terms of this provision, including revisions to the definitions of premium revenue or medical care costs, the period of time over which the minimum percentage is measured or the manner of its measurement, or the percentage of revenue required to be spent on the defined medical care costs, may trigger a change in this amount. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to this amount may occur.
     In prior years, we estimated amounts we believed were recoverable under our savings sharing agreement with the state of Utah based on available information and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize may be subject to negotiation with the state. During 2007, as a result of an ongoing disagreement with the state of Utah, we wrote off the entire receivable, totaling $4.7 million. Our Utah health plan continues to work with the state to assure an appropriate determination of amounts due under the savings share agreement. When additional information is known, or agreement is reached with the state regarding the appropriate savings sharing payment amount, we will adjust the amount of savings sharing revenue recorded in our financial statements as appropriate in light of such new information or agreement.
     As of June 30, 2008, we had a liability of approximately $9.0 million accrued pursuant to our profit-sharing agreement with the state of Texas, for the 2007 and 2008 contract years ending August 31. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimate.
     Historically, membership growth has been the primary reason for our increasing revenues, although more recently our revenues have also grown due to the more care intensive benefits associated with our ABD and Medicare members. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate total number of members by state as of the dates indicated:

	As of	As of	As of
	June 30,	December 31,	June 30,
Total Ending Membership by Health Plan:	2008	2007	2007
California	310,000	296,000	291,000
Michigan	212,000	209,000	217,000
Missouri (1)	76,000	68,000	—
Nevada (2)	—	—	—
New Mexico	81,000	73,000	66,000
Ohio	173,000	136,000	138,000
Texas	29,000	29,000	30,000
Utah	57,000	55,000	47,000
Washington	296,000	283,000	287,000

Total	1,234,000	1,149,000	1,076,000

Total Ending Membership by State for the Medicare Advantage Plans:
California	1,452	1,115	724
Michigan	1,469	1,090	459
Nevada	680	520	9
New Mexico	149	—	—
Texas	430	—	—
Utah	2,056	1,860	1,646
Washington	911	507	413

Total	7,147	5,092	3,251

Total Ending Membership by State for the Aged, Blind or Disabled Population:
California	12,092	11,837	10,728
Michigan	30,896	31,399	31,940
New Mexico	6,716	6,792	6,822
Ohio	15,355	14,887	15,117
Texas	15,999	16,018	16,603
Utah	6,993	6,795	6,876
Washington	3,049	2,814	2,693

Total	91,100	90,542	90,779

(1)	We acquired our Missouri health plan effective as of November 1, 2007.

(2)	Less than 1,000 members.

The following table provides details of total member months (defined as the aggregation of each month’s ending membership for the period) by state for the periods indicated:

	Three Months Ended
	June 30,
			% of Increase
	2008	2007	(Decrease)
California	921,000	874,000	5.4%
Michigan	639,000	658,000	(2.9)
Missouri (1)	227,000	—	—
Nevada	2,000	—	—
New Mexico	239,000	197,000	21.3
Ohio	522,000	399,000	30.8
Texas	85,000	91,000	(6.6)
Utah	164,000	145,000	13.1
Washington	879,000	860,000	2.2

Total	3,678,000	3,224,000	14.1%

	Six Months Ended
	June 30,		% of Increase
	2008	2007	(Decrease)
California	1,829,000	1,760,000	3.9%
Michigan	1,277,000	1,327,000	(3.8)
Missouri	450,000	—	—
Nevada (2)	4,000	—	—
New Mexico	467,000	389,000	20.1
Ohio	935,000	739,000	26.5
Texas	170,000	157,000	8.3
Utah	321,000	296,000	8.4
Washington	1,738,000	1,716,000	1.3

Total	7,191,000	6,384,000	12.6%

(1)	We acquired our Missouri health plan effective November 1, 2007.

(2)	Our Nevada health plan became operational on June 1, 2007, serving only Medicare members.
Expenses
     Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, expenses. Our results of operations are impacted by our ability to effectively manage expenses related to health care services and to accurately estimate costs incurred. Expenses related to medical care services are captured in the following four categories:
•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including per diem amounts, diagnostic-related groups, or DRGs, percent of billed charges, case rates, and capitation. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitation basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated

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

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the six months ended June 30, 2008 and 2007, medically related administrative costs were approximately $36.9 million and $30.8 million, respectively.
     The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended June 30,
	2008			2007
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$410,619	$111.65	64.1%	$336,654	$104.41	65.1%
Capitation	117,707	32.00	18.4	92,931	28.82	18.0
Pharmacy	88,676	24.11	13.8	65,930	20.45	12.8
Other	23,827	6.48	3.7	21,350	6.62	4.1

Total	$640,829	$174.24	100.0%	$516,865	$160.30	100.0%

	Six Months Ended June 30,
	2008			2007
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$822,628	$114.40	64.9%	$644,534	$100.96	64.9%
Capitation	221,498	30.80	17.5	180,864	28.33	18.2
Pharmacy	174,958	24.33	13.8	126,509	19.82	12.7
Other	48,092	6.70	3.8	41,435	6.49	4.2

Total	$1,267,176	$176.23	100.0%	$993,342	$155.60	100.0%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Premium revenue	99.3%	98.9%	99.2%	98.9%
Investment income	0.7	1.1	0.8	1.1

Total revenue	100.0%	100.0%	100.0%	100.0%

Ratio of direct medical care costs to premium revenue	81.9%	82.5%	82.5%	82.7%
Ratio of administrative costs included in medical care costs to premium revenue	2.3	2.6	2.5	2.7

Medical care ratio	84.2%	85.1%	85.0%	85.4%

General and administrative expense ratio, excluding premium taxes	8.2%	7.7%	8.0%	7.8%
Premium taxes included in general and administrative expenses	3.2	3.2	3.0	3.3

Total general and administrative expense ratio	11.4%	10.9%	11.0%	11.1%

Depreciation and amortization expense ratio	1.1%	1.1%	1.1%	1.1%
Effective tax rate	40.9%	38.2%	40.8%	38.1%
Operating income	3.9%	3.6%	3.6%	3.3%
Income before income taxes	3.6%	3.5%	3.3%	3.1%
Net income	2.2%	2.2%	2.0%	1.9%

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
     The following summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the three months ended June 30, 2008 and June 30, 2007 (dollars in thousands except PMPM amounts):

	Three Months Ended June 30, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$104,136	$113.00	$88,449	$95.98	84.9%	$3,242
Michigan	125,382	196.37	100,273	157.05	80.0	6,625
Missouri	54,250	238.84	45,050	198.34	83.0	—
Nevada	2,243	1,303.04	2,506	1,456.25	111.8	—
New Mexico	89,279	374.58	69,593	291.99	78.0	4,184
Ohio	147,114	281.73	133,816	256.26	91.0	6,672
Texas	25,742	303.09	19,669	231.58	76.4	460
Utah	35,385	214.89	31,932	193.92	90.2	—
Washington	177,619	202.11	145,840	165.95	82.1	2,993
Other (1)	3	—	3,701	—	—	(5)

Total	$761,153	$206.96	$640,829	$174.24	84.2%	$24,171

	Three Months Ended June 30, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$94,710	$108.43	$76,185	$87.22	80.4%	$3,202
Michigan	121,427	184.43	101,184	153.68	83.3	7,364
New Mexico	61,337	312.44	52,949	269.71	86.3	1,394
Ohio	111,457	279.18	101,515	254.28	91.1	5,016
Texas	24,953	273.48	22,774	249.59	91.3	433
Utah	30,033	206.15	26,535	182.14	88.4	—
Washington	162,905	189.45	130,726	152.02	80.2	2,685
Other (1)	305	—	4,997	—	—	(19)

Total	$607,127	$188.30	$516,865	$160.30	85.1%	$20,075

(1)	“Other” medical care costs represent medically related administrative costs at the parent company.
     Net Income
     Net income for the quarter ended June 30, 2008, increased to $16.5 million, or $0.59 per diluted share, compared with net income of $13.3 million, or $0.47 per diluted share, for the quarter ended June 30, 2007.
     Premium Revenue
     Premium revenue for the second quarter of 2008 was $761.1 million, an increase of $154.0 million, or 25.4%, over the $607.1 million of premium revenue for the second quarter of 2007. Medicare premium revenue for the second quarter of 2008 was $23.1 million compared with $10.5 million in the second quarter of 2007. Excluding the impact of the November 1, 2007 acquisition of our Missouri health plan, consolidated membership increased 7.6% between June 30, 2008 and June 30, 2007. Significant contributors to the $154.0 million increase in quarterly premium revenues included the following:
•	A $54.3 million increase as a result of the acquisition of Mercy CarePlus in Missouri on November 1, 2007.

•	A $35.7 million increase at the Ohio health plan due to higher enrollment, particularly in the Covered Families and Children (CFC) population.

•	A $27.9 million increase at the New Mexico health plan due to higher enrollment, higher premium rates, and the recognition of $6.2 million in revenues associated with a minimum medical care ratio contract provision.

•	A $14.7 million increase at the Washington health plan due to higher premium rates and slightly higher membership.
     Investment Income
     Investment income during the second quarter of 2008 totaled $5.3 million compared with $6.7 million in the second quarter of 2007, a decrease of $1.4 million, primarily due to declining interest rates and slightly lower invested balances as a result of cash used in the treasury share repurchase program.
     Medical Care Costs
     Medical care costs as a percentage of premium revenue (the medical care ratio) decreased to 84.2% in the second quarter of 2008 from 85.1% in the second quarter of 2007. Sequentially, the medical care ratio decreased from 85.8% for the quarter ended March 31, 2008, a change of 160 basis points. Excluding Medicare, our medical care ratio was 84.2% in the second quarter of 2008, 85.4% in the second quarter of 2007, and 85.8% in the first quarter of 2008.
•	The medical care ratio of the Michigan health plan decreased 330 basis points to 80.0% in the second quarter of 2008, from 83.3% in the second quarter of 2007. This decrease was due primarily to lower hospital fee-for-service costs.

•	The medical care ratio of the Missouri health plan was 83.0% for the quarter, down from 89.7% in the first quarter of 2008. The sequential decrease was due primarily to lower hospital fee-for-service costs.

•	The medical care ratio of the California health plan increased as a result of an increase in PMPM medical costs of approximately 10%, chiefly in pharmacy costs and specialist fee-for-service costs. The California medical care ratio rose to 84.9% in the second quarter of 2008 from 80.4% in the second quarter of 2007.

•	The medical care ratio of the New Mexico health plan decreased 830 basis points to 78.0% in the second quarter of 2008, from 86.3% in the second quarter of 2007. This decrease was due to higher premium rates, particularly under the State Coverage Initiative (SCI) contract, which offset higher medical costs. The medical care ratio decrease also included the impact of the recognition of $6.2 million in revenue associated with a minimum medical care ratio contract provision. Absent the adjustments made to premium revenue in the second quarter of 2008 and 2007 under this provision, the medical care ratio in New Mexico would have been 83.8% in the second quarter of 2008 and 82.1% in the second quarter of 2007.

•	The medical care ratios of the Ohio health plan, by line of business, were as follows:

	Three Months Ended
	June 30,	March 31,	June 30,
	2008	2008	2007
Covered Families and Children (CFC)	90.7%	88.9%	90.6%
Aged, Blind or Disabled (ABD)	91.5	92.7	92.3

Aggregate	91.0%	90.3%	91.1%

In total, the medical care ratio decreased 10 basis points year over year and increased 70 basis points sequentially. The sequential increase was due primarily to increased expense due a sub-capitated behavioral health provider under a risk-sharing arrangement with that provider. These amounts added approximately 70 basis points to the aggregate medical care ratio in Ohio when compared with the first quarter of 2008. We are in the process of terminating our contract with this provider and will bring behavioral health care in-house beginning September 1, 2008.

•	The medical care ratio of the Texas health plan decreased from 91.5% in the second quarter of 2007 to 76.4% in the second quarter of 2008 primarily due to low medical costs for the Star Plus membership. During the second quarter of 2008, the Texas health plan reduced revenue $2.3 million to record amounts due back to the state under a profit-sharing agreement.

•	The medical care ratio of the Utah health plan increased 180 basis points to 90.2% in the second quarter of 2008, from 88.4% in the second quarter of 2007. This increase was primarily the result of higher medical care ratios in the Utah plan’s SCHIP and Medicare lines of business. The Utah health plan serves the majority of its Medicaid membership under a cost-plus contract with the state of Utah. The Utah health plan’s SCHIP and Medicare lines of business are conducted under “at risk” prepaid capitation contracts.

•	The medical care ratio reported at the Washington health plan increased to 82.1% in the second quarter of 2008 from 80.2% in the second quarter of 2007, primarily due to higher fee-for-service hospital and specialist costs. The higher fee-for-service costs were driven by increases to the Medicaid in-patient fee schedule that took effect on each of August 1, 2007 and January 1, 2008.
     Days in medical claims and benefits payable were 47 days at June 30, 2008, 50 days at March 31, 2008, and 54 days at June 30, 2007. Our reserving methodology is applied consistently across all periods presented. As of June 30, 2008, medical claims inventory (measured as the total billed charges of all claims received but not paid as of the reporting date) has decreased approximately 20% since June 30, 2007, and 4% since March 31, 2008. Additionally, increased capitation and pharmacy expenses (measured as a percentage of total medical costs) reduced days in medical claims payable by approximately one day between June 30, 2008 and March 31, 2008.
     General and Administrative Expenses
     General and administrative expenses were $87.1 million, or 11.4% of total revenue, for the second quarter of 2008 compared with $67.2 million, or 10.9% of total revenue, for the second quarter of 2007.
     Core G&A expenses (defined as G&A expenses less premium taxes) were 8.2% of revenue in the second quarter of 2008 compared with 7.7% in the second quarter of 2007 and 7.8% in the first quarter of 2008. The increase in core G&A compared with the second quarter of 2007 was primarily due to our continued investment in the administrative infrastructure necessary to support our Medicare product line, and also due to an increase in the accrual for employee incentive compensation, as indicated in the table below.

	Three Months Ended June 30,
	2008		2007
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Medicare-related administrative costs	$4,118	0.5%	$2,043	0.3%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	48,656	6.3	38,120	6.2
All other administrative expense	10,129	1.4	6,970	1.2

Core G&A expenses	$62,903	8.2%	$47,133	7.7%

     Depreciation and Amortization
     Depreciation and amortization expense increased $1.6 million in the second quarter of 2008 compared with the second quarter of 2007, including a $0.9 million increase in depreciation expense due to investments in infrastructure, and a $0.7 million increase in amortization expense primarily due to intangible assets associated with the 2007 Mercy CarePlus acquisition in Missouri.
     Impairment Charge on Purchased Software
     During the second quarter of 2007, an impairment charge of $782,000 was recorded related to commercial software no longer used for operations. No such charge occurred in the second quarter of 2008.

     Interest Expense
     Interest expense in the second quarter of 2008 increased $1.6 million compared with the second quarter of 2007, principally due to the issuance of our $200 million 3.75% Convertible Senior Notes in October 2007.
     Income Taxes
     Income taxes were recorded at an effective rate of 40.9% in the second quarter of 2008 compared with 38.2% in the second quarter of 2007. The increase in our effective tax rate was primarily the result of a change in Michigan state taxes effective January 1, 2008. Prior to January 1, 2008, Michigan state taxes were calculated as a percentage of net income at a rate of 1.9%. As of January 1, 2008, the state income tax was changed to comprise three components on a combined filing basis: a gross receipts tax calculated at 0.8% of modified gross receipts; an income tax calculated at 4.95% of income before taxes; and a surtax of 21.99% of the total of the previous two items.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The following summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the six months ended June 30, 2008 and June 30, 2007 (dollars in thousands except PMPM amounts):

	Six Months Ended June 30, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$205,756	$112.49	$178,103	$97.37	86.6%	$6,201
Michigan	250,134	195.89	203,173	159.12	81.2	13,565
Missouri	106,286	236.29	91,732	203.93	86.3	—
Nevada	4,187	1,267.13	4,133	1,250.76	98.7	—
New Mexico	177,928	381.45	141,518	303.40	79.5	5,686
Ohio	271,720	290.54	246,354	263.42	90.7	12,277
Texas	49,174	288.81	37,499	220.24	76.3	936
Utah	72,731	226.40	64,923	202.10	89.3	—
Washington	352,817	202.97	290,353	167.03	82.3	5,838
Other (1)	58	—	9,388	—	—	20

Total	$1,490,791	$207.33	$1,267,176	$176.23	85.0%	$44,523

	Six Months Ended June 30, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$187,642	$106.64	$152,509	$86.68	81.3%	$6,232
Michigan	245,193	184.75	205,785	155.05	83.9%	14,873
New Mexico	118,530	305.11	102,168	262.99	86.2%	3,610
Ohio	186,401	252.13	170,777	231.00	91.6%	8,388
Texas	39,409	250.35	36,122	229.47	91.7%	690
Utah	60,960	205.88	55,001	185.76	90.2%	—
Washington	324,887	189.33	261,985	152.67	80.6%	5,369
Other (1)	340	—	8,995	—	—	14

Total	$1,163,362	$182.23	$993,342	$155.60	85.4%	$39,176

(1)	“Other” medical care costs represent medically related administrative costs at the parent company.
      Net Income
     Net income for the six months ended June 30, 2008, increased to $29.7 million, or $1.05 per diluted share, compared with net income of $22.9 million, or $0.81 per diluted share, for the six months ended June 30, 2007.
      Premium Revenue
     Premium revenue for the six months ended June 30, 2008, was $1,490.8 million, an increase of $327.4 million, or 28.1%, over $1,163.4 million of premium revenue for the six months ended June 30, 2007. Medicare premium revenue for the first half of 2008 was $44.4 million compared with $19.5 million in the same period of 2007. Significant contributors to this $327.4 million increase in premium revenues included the following:
•	A $106.3 million increase as a result of the acquisition of Mercy CarePlus in Missouri on November 1, 2007.

•	An $85.3 million increase at the Ohio health plan due to higher enrollment.

•	A $59.4 million increase at the New Mexico health plan due to higher enrollment, higher premium rates, and the recognition of $12.9 million in revenues associated with a minimum medical care ratio contract provision.

•	A $27.9 million increase at the Washington health plan due to higher premium rates and slightly higher membership.

      Investment Income
     Investment income for the six months ended June 30, 2008 totaled $12.7 million compared with $13.4 million earned in the same period of 2007. The $0.7 million decrease was primarily due to declining interest rates.
      Medical Care Costs
     The medical care ratio decreased to 85.0% in the first half of 2008, compared with 85.4% for the first half of 2007. Excluding Medicare, the Company’s medical care ratio was 85.0% in the first half 2008 compared with 85.7% in the first half of 2007.
•	The medical care ratio of the Michigan health plan decreased 270 basis points to 81.2% in the first half of 2008, from 83.9% in the first half of 2007. This decrease was due primarily to lower hospital fee-for-service costs.

•	The medical care ratio of the Missouri health plan was 86.3% for the first half of 2008.

•	The medical care ratio of the California health plan increased as a result of an increase in PMPM medical costs of approximately 12%, chiefly in pharmacy costs and hospital and specialist fee-for-service costs. The California medical care ratio rose to 86.6% in the first half of 2008 from 81.3% in the first half of 2007.

•	The medical care ratio of the New Mexico health plan decreased 670 basis points to 79.5% in the first half of 2008, from 86.2% in the first half of 2007. This decrease was due to higher premium rates, particularly under the State Coverage Initiative (SCI) contract, which more than offset higher medical costs. The MCR decrease also included the impact of the recognition of $12.9 million in revenue associated with a minimum medical care ratio contract provision. Absent the adjustments made to premium revenue in the first half of 2008 and 2007, the medical care ratio in New Mexico would have been 85.8% in the first half of 2008 and 81.0% in the first half of 2007.

•	The medical care ratios of the Ohio health plan, by line of business, were as follows:

	Six Months Ended
	June 30, 2008	June 30, 2007
Covered Families and Children (CFC)	89.9%	91.4%
Aged, Blind or Disabled (ABD)	92.1	92.4

Aggregate	90.7%	91.6%

In total, the medical care ratio decreased 90 basis points year over year. This decrease was due primarily to lower fee-for-service hospital costs, offset slightly by higher capitation rates.

•	The medical care ratio of the Texas health plan decreased from 91.7% in the first half of 2007 to 76.3% in the first half of 2008 primarily due to low medical costs for the Star Plus membership. During the first half of 2008, the Texas health plan reduced revenue by $6.8 million to record amounts due the state under a profit-sharing agreement.

•	The medical care ratio of the Utah health plan decreased 90 basis points to 89.3% in the first half of 2008, from 90.2% in the first half of 2007. This decrease was primarily the result of lower medical care ratios in the Utah health plan’s SCHIP and Medicare lines of business. The Utah health plan serves the majority of its Medicaid membership under a cost-plus contract with the state of Utah. The Utah health plan’s SCHIP and Medicare lines of business are conducted under “at risk” prepaid capitation contracts.

•	The medical care ratio of the Washington health plan increased to 82.3% in the first half of 2008 from 80.6% in the first half of 2007. Fee-for-service hospital and specialist costs as a percentage of premium revenue were higher in the first half of 2008 than in the first half of 2007. The higher fee-for-service costs were driven by increases to the Medicaid fee schedule that took effect on each of August 1, 2007 and January 1, 2008.

      General and Administrative Expenses
     General and administrative expenses were $165.2 million, or 11.0% of total revenue, for the first half of 2008 compared with $130.6 million, or 11.1% of total revenue, for the first half of 2007. This decrease was due primarily to a reduction in premium taxes in Michigan from 6.0% of premium revenue to 5.5% of premium revenue effective January 1, 2008, and increased credits taken against premium taxes in New Mexico during the first half of 2008.
     Core G&A expenses increased to 8.0% of revenue in the first half of 2008 compared with 7.8% in the first half of 2007. The increase in core G&A compared with the first half of 2007 was primarily due to our continued investment in the administrative infrastructure necessary to support our Medicare product line as indicated in the table below.

	Six Months Ended June 30,
	2008		2007
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Medicare-related administrative costs	$9,410	0.6%	$3,679	0.3%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	92,603	6.2	74,901	6.4
All other administrative expense	18,630	1.2	12,840	1.1

Core G&A expenses	$120,643	8.0%	$91,420	7.8%

      Depreciation and Amortization
     Depreciation and amortization expense increased $3.3 million in the first half of 2008 compared with the first half of 2007, including a $1.9 million increase in depreciation expense due to investments in infrastructure, and a $1.4 million increase in amortization expense, primarily due to intangible assets associated with the 2007 Mercy CarePlus acquisition in Missouri.
      Interest Expense
     Interest expense in the first half of 2008 increased $2.7 million compared with the first half of 2007, principally due to the issuance of our $200 million 3.75% Convertible Senior Notes in October 2007.
      Income Taxes
     Income taxes were recorded at an effective rate of 40.8% in the first half of 2008 compared with 38.1% in the first half of 2007. The increase in our effective tax rate was primarily the result of a change in Michigan state taxes effective January 1, 2008. Prior to January 1, 2008 Michigan state taxes were calculated as a percentage of net income at a rate of 1.9%. As of January 1, 2008, the state income tax was changed to comprise three components on a combined filing basis: a gross receipts tax calculated at 0.8% of modified gross receipts; an income tax calculated at 4.95% of income before taxes; and a surtax of 21.99% of the total of the previous two items.

Liquidity and Capital Resources
     We generate cash from premium revenue and investment income. Our primary uses of cash include the payment of expenses related to medical care services and G&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.
     Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets. As of June 30, 2008, we had cash and cash equivalents of $425.4 million, investments totaling $263.1 million, and restricted investments of $29.9 million. The cash equivalents consist of highly liquid securities with original or purchase date remaining maturities of up to three months that are readily convertible into known amounts of cash. Our investments consisted of investment grade debt securities and are designated as available-for-sale. Of the $263.1 million total, $196.3 million are classified as current assets, and $66.8 million are classified as non-current assets (see further discussion below). Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate and variable rate securities where interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments, classified as non-current assets and designated as held-to-maturity, consist of interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate. These states also prescribe the types of instruments in which our subsidiaries may invest their funds. Professional portfolio managers operating under documented investment guidelines manage our investments. The average annualized portfolio yield for the six months ended June 30, 2008 and 2007 was approximately 3.5% and 5.1%, respectively.
     Cash provided by operating activities for the six months ended June 30, 2008, was $39.5 million compared with $87.9 million for the same period in 2007, a decrease of $48.4 million. The decline was due primarily to the following: timing of the receipt of premiums recorded as deferred revenue in Ohio and Washington netting to a $16.1 million decline year over year; the reversal of $12.9 accrued costs relating to the minimum medical care ratio contract provision in New Mexico in the first half of 2008; and the maturation of our operations in Texas and Ohio during the first half of 2008. As enrollment grew at these health plans during 2007, medical expense outpaced claims payments, leading to increased claims liabilities. In the first half of 2008 enrollment has stabilized and medical expenses are no longer outpacing claims payments.
     We have a $200 million credit facility. Borrowings under this credit facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. As of June 30, 2008, there were no amounts outstanding under this credit facility. See Note 6 to the condensed consolidated financial statements included in this quarterly report for more information regarding our credit facility.
     In April 2008, our board of directors authorized the repurchase of up to $30 million of our common stock on the open market or through privately negotiated transactions. We used working capital to fund the repurchases under this program. The timing and amount of repurchases (up to an aggregate repurchase amount of $30 million) were primarily made pursuant to a trading plan dated as of May 2, 2008. The trading plan became effective May 5, 2008, and terminated when the aggregate cost of the repurchases totaled $30 million on June 12, 2008. During the quarter ended June 30, 2008, we repurchased 1.1 million shares. We did not repurchase any shares during the quarter ended March 31, 2008.
     On July 22, 2008, our board of directors authorized the repurchase of up to one million shares of our common stock. The repurchase program will be funded using our working capital, and the timing and amount of any shares repurchased will be made pursuant to a trading plan. The repurchase program extends through December 31, 2008, but we reserve the right to suspend or discontinue the program at any time.
     At June 30, 2008, we had working capital of $332.6 million compared with $404.7 million at December 31, 2007. At June 30, 2008, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $76.1 million, including $19.6 million in auction rate securities. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

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
     At June 30, 2008, our HMOs had aggregate statutory capital and surplus of approximately $349.7 million, compared with the required minimum aggregate statutory capital and surplus of approximately $207.6 million. All of our HMOs were in compliance with the minimum capital requirements at June 30, 2008. We have the ability and commitment to provide additional capital to each of our HMOs when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
Contractual Obligations
     In our Annual Report on Form 10-K for the year ended December 31, 2007, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.
Critical Accounting Policies
     When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The determination of our liability for claims and medical benefits payable is particularly important to the determination of our financial position and results of operations in any given period. This determination of our liability requires the application of a significant degree of judgment by our management. As a result, the determination of our liability for claims and medical benefits is subject to an inherent degree of uncertainty.
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
     The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Reported,” or IBNR. Our IBNR liability, as reported in our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNR monthly using actuarial methods based on a number of factors. Our estimated IBNR liability represented $248.7 million of our total medical claims and benefits payable of $305.5 million as of June 30, 2008. Excluding IBNR related to our Utah health plan, where we are primarily reimbursed on a cost-plus basis, our IBNR liability at June 30, 2008 was $231.9 million.
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
     The following table reflects the change in our estimate of claims liability as of June 30, 2008 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding June 30, 2008 by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah health plan is excluded from these calculations, because the majority of the Utah business is conducted under a cost-plus reimbursement contract.

Increase (Decrease) in
(Decrease) Increase in Estimated	Medical Claims and
Completion Factors	Benefits Payable
(in thousands)
(6)%	$50,315
(4)%	33,543
(2)%	16,772
2%	(16,772)
4%	(33,543)
6%	(50,315)
     For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of June 30, 2008 that would have resulted had we altered our trended PMPM factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations, because the majority of the Utah business is conducted under a cost-plus reimbursement contract.

(Decrease) Increase in	(Decrease) Increase in
Trended Per Member Per Month	Medical Claims and
Cost Estimates	Benefits Payable
(in thousands)
(6)%	$(26,877)
(4)%	(17,918)
(2)%	(8,959)
2%	8,959
4%	17,918
6%	26,877
     Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNR at June 30, 2008, net income for the six months ended June 30, 2008 would increase or decrease by approximately $8.4 million pretax, or $0.18 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNR at June 30, 2008, net income for the six months ended June 30, 2008 would increase or decrease by approximately $4.5 million pretax, or $0.09 per diluted share, net of tax. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $41.9 million pretax, or $0.88 per diluted share, net of tax, and $22.4 million pretax, or $0.47 per diluted share, net of tax, respectively.
     It is important to note that any error in the estimate of either completion factors or trended PMPM costs would usually be accompanied by an error in the estimate of the other component, and that an error in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will act to drive estimates of claims liabilities and medical care costs in the same direction. For example, if completion factors were overestimated by 1%, resulting in an overstatement of net income by $5.0 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
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
     Assuming that base reserves have been adequately set, we believe that amounts ultimately paid out should generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. However, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range, as shown by our results in 2007 when the amounts ultimately paid out were less than the amount of our established reserves by approximately 19%. As of June 30, 2008, we estimate that the total payout in satisfaction of the liability established for claims and medical benefits payable at December 31, 2007 will be approximately 15% less than the amount originally recorded. This estimate may change during the course of the year as more information becomes available.
     The apparent overestimation of our liability for claims and medical benefits payable at December 31, 2007 led to the recognition of a benefit from prior period claims development in the first half of 2008. The overestimation of the claims liability at our Michigan and Washington health plans was principally the cause of the recognition of a benefit from prior period claims development. This was partially offset by the underestimation of our claims liability at December 31, 2007 at our Missouri health plan:
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
     The recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations in the first half of 2008.
     In estimating our claims liability at June 30, 2008, we adjusted our base calculation to take account of the impact of the following factors which we believe are reasonably likely to change our final claims liability amount (some of the factors listed below were also factors impacting our final claims liability amount at December 31, 2007):
•	Our assessment regarding the impact of some overpayments made to certain Ohio providers in 2007 and 2006 and the impact of those overpayments on estimated medical cost trends.

•	The impact of the increased incidence of respiratory illness in the first quarter of 2008 as compared to previous years.

•	Costs associated with our newly acquired membership in Missouri, as well as the impact of any difference between our claims payment policies and those used by the prior management of our Missouri health plan.

•	Increases in claims inventory at our California and Michigan health plans during the second quarter of 2008.

•	Decreases in claims inventory at our New Mexico, Ohio, and Washington health plans during the second quarter of 2008.

•	The addition, effective April 1, 2008, of approximately 35,000 members to our Ohio health plan.
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
     The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The negative amounts displayed for “components of medical care costs related to prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. The benefit of this prior period development may be offset by the addition of a reserve for adverse claims development when estimating the liability at the end of the period (captured as a “component of medical care costs related to current year”).

			As of and for
	As of and for the		the Year Ended
	Six Months Ended June 30,		December 31,
	2008	2007	2007
	(dollar amounts in thousands)
Balances at beginning of period	$311,606	$290,048	$290,048
Medical claims and benefits payable from business acquired	—	—	14,876
Components of medical care costs related to:
Current year	1,315,469	1,036,378	2,136,381
Prior years	(48,293)	(43,036)	(56,298)

Total medical care costs	1,267,176	993,342	2,080,083
Payments for medical care costs related to:
Current year	1,043,522	764,638	1,851,035
Prior years	229,719	215,513	222,366

Total paid	1,273,241	980,151	2,073,401

Balances at end of period	$305,541	$303,239	$311,606

Benefit from prior period as a percentage of balance at beginning of period	15.5%	14.8%	19.4%
Benefit from prior period as a percentage of premium revenue	3.2%	3.7%	2.3%
Benefit from prior period as a percentage of total medical care costs	3.8%	4.3%	2.7%
Days in claims payable	47	54	52

Number of members at end of period	1,234,000	1,076,000	1,149,000
Number of claims in inventory at end of period	151,500	254,800	161,400
Billed charges of claims in inventory at end of period	$209,100	$260,100	$212,000
Claims in inventory per member at end of period	0.12	0.24	0.14
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
     As of June 30, 2008, we held investments in auction rate securities, totaling $71.8 million, with a fair value of $66.8 million, which are required to be measured at fair value on a recurring basis. Our auction rate securities are designated as available-for-sale securities and are reflected at fair value. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., SFAS 157 Level 1 data). Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes, and which resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. However, due to recent events in the credit markets, the auction events for some of these instruments failed during the first half of 2008. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. Therefore, the fair values of these securities were estimated using a discounted cash flow analysis or other type of valuation model as of June 30, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.
     As a result of the declines in fair value for our investments in auction rate securities, which we deem to be temporary and attribute to liquidity issues rather than to credit issues, we have recorded an unrealized loss of $5.0 million to accumulated other comprehensive income for the six months ended June 30, 2008. Substantially all of the $66.8 million in auction rate security instruments held by us at June 30, 2008 were in securities collateralized by student loans, which loans are guaranteed by the U.S. government. Due to our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as non-current, and have included them in investments on the unaudited condensed consolidated balance sheet at June 30, 2008. As of June 30, 2008, we continue to earn interest on our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income. If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.
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
     Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     Malpractice Action. On February 1, 2007, a complaint was filed in the Superior Court of the State of California for the County of Riverside by plaintiff Staci Robyn Ward through her guardian ad litem, Case No. 465374. The complaint purports to allege claims for medical malpractice against several unaffiliated physicians, medical groups, and hospitals, including Molina Medical Centers and one of its physician employees. The plaintiff alleges that the defendants failed to properly diagnose her medical condition which has resulted in her severe and permanent disability. On July 22, 2007, the plaintiff passed away. The proceeding is in the discovery stage, and no prediction can be made as to the outcome.
     Starko. Our New Mexico HMO is named as a defendant in a class action lawsuit brought by New Mexico pharmacies and pharmacists, Starko, Inc., et al. v. NMHSD, et al., No. CV-97-06599, Second Judicial District Court, State of New Mexico. The lawsuit was originally filed in August 1997 against the New Mexico Human Services Department (“NMHSD”). In February 2001, the plaintiffs named health maintenance organizations participating in the New Mexico Medicaid program as defendants (the “HMOs”), including Cimarron Health Plan, the predecessor of our New Mexico HMO. The plaintiffs assert that NMHSD and the HMOs failed to pay pharmacy dispensing fees under an alleged New Mexico statutory mandate. On July 10, 2007, the court dismissed all damages claims against Molina Healthcare of New Mexico, leaving at that time only a pending action for injunctive and declaratory relief. On August 15, 2007, the court dismissed all remaining claims against Molina Healthcare of New Mexico, including the action for injunctive and declaratory relief. The plaintiffs have filed an appeal with respect to the court’s dismissal orders, and the parties have submitted their respective appellate briefs and are awaiting oral argument. Under the terms of the stock purchase agreement pursuant to which we acquired Health Care Horizons, Inc., the parent company to the Molina Healthcare of New Mexico, an indemnification escrow account was established and funded with $6.0 million to indemnify Molina Healthcare of New Mexico against the costs of such litigation and any eventual liability or settlement costs. As of June 30, 2008, approximately $4.2 million remained in the indemnification escrow fund.
     We are involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, individually or in the aggregate, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
Our investment portfolio may suffer losses from reductions in market interest rates and fluctuations in fixed income securities which could materially and adversely affect our results of operations or liquidity.
     As of June 30, 2008, our portfolio of fixed income securities totaled $263.1 million, our cash and cash equivalents totaled $425.4 million, and restricted investments held as collateral totaled $29.9 million. This portfolio of holdings generated investment income totaling approximately 25% and 36% of our pretax income for the six months ended June 30, 2008 and 2007, respectively. The performance of our portfolio is interest rate driven. Therefore, volatility in interest rates, such as the recent actions by the Federal Reserve Bank Board, affects our returns on and the market value of our portfolio. This and any future reductions in the federal funds interest rate or other disruptions in the credit markets could materially and adversely affect our results of operations and liquidity.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On June 30, 2008, we issued a total of 48,186 shares of our common stock in reliance upon the exemption from securities registration provided by Section 4(2) of the Securities Act of 1933. The shares were issued to a single accredited investor for investment purposes in connection with our acquisition of all of the assets of The Game of Work, LLC, a Utah limited liability company. The total agreed-upon consideration for the assets, including both the unregistered shares issued and cash, was approximately $2.3 million.
Issuer Purchases of Equity Securities
     As publicly announced on April 29, 2008, our board of directors authorized the repurchase of up to $30 million of our common stock on the open market or through privately negotiated transactions. We used working capital to fund the repurchases under this program. The timing and amount of repurchases (up to an aggregate repurchase amount of $30 million) were primarily made pursuant to a Rule 10b5-1 trading plan dated as of May 2, 2008. The Rule 10b5-1 plan became effective May 5, 2008, and terminated when the aggregate cost of the repurchases totaled $30 million on June 12, 2008. Purchases of common stock made by or on behalf of the Company during the quarter ended June 30, 2008 are set forth below:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares That May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the Plans
	Purchased	Paid per Share	Programs	or Programs
April 1 — April 30, 2008	—	—	—	$30,000,000
May 1 — May 31, 2008	731,000	$25.3953	731,000	$11,414,000
June 1 — June 30, 2008	399,789	$28.5203	399,789	—
Total	1,130,789	$26.5001	1,130,789	—

Item 4. Submission of Matters to a Vote of Security Holders
     At our 2008 Annual Meeting of Stockholders held on May 15, 2008, our stockholders elected three Class III directors as follows:

Director	Votes For	Votes Withheld
J. Mario Molina	26,166,849	66,103
Steven J. Orlando	26,067,885	165,067
Ronna E. Romney	26,067,470	165,482
     The three directors’ terms as Class III directors shall continue until the 2011 Annual Meeting of Stockholders. There were no additional matters voted upon at the Annual Meeting.
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

Dated: July 30, 2008

/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: July 30, 2008

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