Form 10-Q
period 2008-09-30
MOLINA HEALTHCARE INC
filed 2008-11-04
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of October 24, 2008, was approximately 26,926,000.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements.
MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(Amounts in thousands, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$382,436	$459,064
Investments	163,676	242,855
Receivables	169,760	111,537
Deferred income taxes	14,172	8,616
Prepaid expenses and other current assets	14,402	12,521

Total current assets	744,446	834,593
Property and equipment, net	64,633	49,555
Goodwill and intangible assets, net	200,783	207,223
Investments	63,827	—
Restricted investments	36,510	29,019
Receivable for ceded life and annuity contracts	27,828	29,240
Other assets	19,846	21,675

Total assets	$1,157,873	$1,171,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$298,787	$311,606
Accounts payable and accrued liabilities	70,918	69,266
Deferred revenue	19,153	40,104
Income taxes payable	7,755	5,946

Total current liabilities	396,613	426,922
Long-term debt	200,000	200,000
Deferred income taxes	6,598	10,136
Liability for ceded life and annuity contracts	27,828	29,240
Other long-term liabilities	18,740	14,529

Total liabilities	649,779	680,827

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized, outstanding 27,393 shares at September 30, 2008 and 28,444 shares at December 31, 2007	27	28
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares outstanding	—	—
Additional paid-in capital	163,648	185,808
Accumulated other comprehensive (loss) income	(4,537)	272
Retained earnings	371,617	324,760
Treasury stock, at cost; 1,292 shares at September 30, 2008 and 1,201 shares at December 31, 2007	(22,661)	(20,390)

Total stockholders’ equity	508,094	490,478

Total liabilities and stockholders’ equity	$1,157,873	$1,171,305

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except
		net income per share)
		(Unaudited)
Revenue:
Premium revenue	$791,554	$628,402	$2,282,345	$1,791,764
Investment income	4,775	7,632	17,517	21,061

Total revenue	796,329	636,034	2,299,862	1,812,825
Expenses:
Medical care costs	669,355	525,902	1,936,531	1,519,244
General and administrative expenses	88,030	74,235	253,196	204,831
Depreciation and amortization	8,515	7,082	24,997	20,274
Impairment charge on purchased software	—	—	—	782

Total expenses	765,900	607,219	2,214,724	1,745,131

Operating income	30,429	28,815	85,138	67,694
Interest expense	(1,980)	(530)	(6,559)	(2,380)

Income before income taxes	28,449	28,285	78,579	65,314
Provision for income taxes	11,263	10,772	31,722	24,895

Net income	$17,186	$17,513	$46,857	$40,419

Net income per share:
Basic	$0.63	$0.62	$1.68	$1.43

Diluted	$0.62	$0.62	$1.67	$1.43

Weighted average shares outstanding:
Basic	27,449	28,306	27,971	28,229

Diluted	27,582	28,441	28,087	28,356

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands)
	(Unaudited)
Net income	$17,186	$17,513	$46,857	$40,419
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments	(1,562)	252	(4,809)	448

Other comprehensive (loss) income	(1,562)	252	(4,809)	448

Comprehensive income	$15,624	$17,765	$42,048	$40,867

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Amounts in thousands)
	(Unaudited)
Operating activities
Net income	$46,857	$40,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,997	20,274
Amortization of deferred financing costs	1,219	646
Deferred income taxes	(6,135)	(4,139)
Stock-based compensation	5,769	5,238
Tax provision from employee stock compensation recorded as additional paid-in capital	(247)	—
Changes in operating assets and liabilities:
Receivables	(58,223)	(13,310)
Prepaid expenses and other current assets	(1,881)	(2,161)
Medical claims and benefits payable	(12,819)	18,674
Accounts payable and accrued liabilities	(666)	14,283
Deferred revenue	(20,951)	23,923
Income taxes	1,809	8,989

Net cash (used in) provided by operating activities	(20,271)	112,836

Investing activities
Purchases of equipment	(28,314)	(16,514)
Purchases of investments	(181,377)	(85,252)
Sales and maturities of investments	188,896	59,292
Increase in restricted cash	(7,491)	(7,608)
Cash paid in business purchase transaction	(1,000)	—
Increase in other assets	(578)	(2,921)
Increase in other long-term liabilities	4,211	6,569

Net cash used in investing activities	(25,653)	(46,434)

Financing activities
Treasury stock purchases	(32,237)	—
Repayment of amounts borrowed under credit facility	—	(25,000)
Payment of credit facility fees	—	(551)
Excess tax benefits from employee stock compensation	43	554
Proceeds from exercise of stock options and employee stock purchases	1,490	2,539

Net cash used in financing activities	(30,704)	(22,458)

Net (decrease) increase in cash and cash equivalents	(76,628)	43,944
Cash and cash equivalents at beginning of period	459,064	403,650

Cash and cash equivalents at end of period	$382,436	$447,594

Supplemental cash flow information
Cash paid during the period for:
Income taxes	$36,127	$15,003

Interest	$3,945	$2,695

Schedule of non-cash investing and financing activities:
Unrealized (loss) gain on investments	$(7,833)	$720
Deferred taxes	3,024	(272)

Net unrealized (loss) gain on investments	$(4,809)	$448

Retirement of common stock used for stock-based compensation	$512	$480

Accrued purchases of equipment	$541	$290

Retirement of treasury stock	$29,966	$—

Cumulative effect of adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$—	$445

Details of business purchase transaction:
Fair value of assets acquired	$(2,262)	$—
Common stock issued to seller	1,262	—

Net cash paid in business purchase transaction	$(1,000)	$—

Business purchase transactions adjustments:
Accounts payable and accrued liabilities	$1,265	$—
Deferred taxes	65	2,041

Goodwill and intangible assets, net	$1,330	$2,041

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008
1. Basis of Presentation
Organization and Operations
     Molina Healthcare, Inc. (the “Company”) is a multi-state managed care organization participating exclusively in government-sponsored health care programs for low-income persons, such as the Medicaid program and the State Children’s Health Insurance Program, or SCHIP. We also serve a small number of members who are dually eligible under both the Medicaid and the Medicare programs, and commencing in January 2007 we began to serve a small number of low-income Medicare members. We conduct our business primarily through nine licensed health plans in the states of California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those nine states, each of which is licensed as a health maintenance organization, or HMO. See Note 10, “Subsequent Events,” regarding our Florida health plan.
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
2. Significant Accounting Policies
Earnings Per Share
     The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Shares outstanding at the beginning of the period	27,453	28,284	28,444	28,119
Weighted average number of treasury shares purchased	(20)	—	(549)	—
Weighted average number of shares issued under employee stock plans	16	22	76	110

Denominator for basic earnings per share	27,449	28,306	27,971	28,229
Dilutive effect of employee stock options and restricted stock	133	135	116	127

Denominator for diluted earnings per share	27,582	28,441	28,087	28,356

Stock-Based Compensation
     At September 30, 2008, we had employee equity incentives outstanding under two plans: (1) the 2002 Equity Incentive Plan; and (2) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Restricted stock awards are valued based on the closing market price of our common stock on the grant date. The Black-Scholes valuation model is used to estimate the fair value of stock options as of the grant date. For both restricted stock and stock option awards, the expense is recognized over the vesting period, generally straight-line over four years.
     Charged to general and administrative expenses, total stock-based compensation expense (net of tax at the combined federal and state statutory tax rate) for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months
	September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Stock options (including shares issued under our employee stock purchase plan)	$436	$312	$1,291	$1,398
Restricted stock awards	918	677	2,286	1,850

Total stock-based compensation expense, net of tax	$1,354	$989	$3,577	$3,248

     As of September 30, 2008, unrecognized compensation expense related to stock options totaled $2.1 million, which we expect to recognize over a weighted-average period of 1.9 years. Also as of September 30, 2008, unrecognized compensation expense related to restricted stock awards totaled $15.5 million, which we expect to recognize over a weighted-average period of 3.0 years.
     We used the following assumptions in the Black-Scholes valuation model for options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008(1)	2007	2008	2007
Risk-free interest rate	—	4.6%	2.5%	4.5%
Expected volatility	—	38.0%	45.3%	48.2%
Expected option term (in years)	—	6	4	6
Expected dividend yield	—	None	None	None
Grant date weighted-average fair value per share	—	$12.05	$12.80	$16.30

(1)	There were no stock options awarded in the three months ended September 30, 2008; 12,000 stock options have been awarded during the nine months ended September 30, 2008.
     Stock option activity for the nine months ended September 30, 2008 was as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
			(in thousands)	(in years)
Outstanding as of December 31, 2007	733,713	$30.45
Granted	12,000	$33.57
Exercised	(16,921)	$27.75	$66

Forfeited	(46,653)	$34.47

Outstanding as of September 30, 2008	682,139	$30.30	$1,748	7.0

Exercisable and expected to vest as of September 30, 2008	638,584	$30.19	$1,736	6.9

Exercisable as of September 30, 2008	430,454	$29.77	$1,568	6.3

     Restricted stock activity for the nine months ended September 30, 2008 was as follows:

		Weighted-
		Average	Aggregate
		Grant Date	Market
	Shares	Fair Value	Value
			(in thousands)
Unvested balance as of December 31, 2007	235,413	$34.14
Granted	383,500	30.96	$11,872

Vested	(76,571)	32.25	$2,237

Forfeited	(53,662)	33.66

Unvested balance as of September 30, 2008	488,680	$31.99

Impairment Charge
     During the nine months ended September 30, 2007, an impairment charge of $782,000 was recorded related to commercial software no longer used for operations. No such charge occurred during the nine months ended September 30, 2008.
New Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “FSP”). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding, as additional non-cash interest expense. The change in accounting treatment is effective for fiscal years beginning after December 15, 2008, and shall be applied retrospectively to prior periods. The FSP changes the accounting treatment for our $200.0 million 3.75% Convertible Senior Notes due 2014, which were issued in October 2007 (see Note 6, “Long-Term Debt”). The impact of this new accounting treatment will result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. Assuming a 7.9% interest rate, we have estimated the incremental impact of the FSP to our results of operations in 2009 to be $3.4 million, or $0.13 per diluted share, net of tax. This estimate assumes a 38% combined federal and state statutory tax rate and 27 million diluted shares outstanding. We estimate the retroactive adjustment for prior periods will be approximately $0.8 million, or $0.02 per diluted share, net of tax, for 2007, and $2.9 million, or $0.10 per diluted share, net of tax, for 2008.
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
     SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions. In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. As of September 30, 2008, we did not have material outstanding minority interests.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
3. Fair Value Measurements
     As of September 30, 2008, we had cash and cash equivalents of $382.4 million, investments totaling $227.5 million, and restricted investments of $36.5 million. The cash equivalents consist of highly liquid securities with original or purchase date remaining maturities of up to three months that are readily convertible into known amounts of cash. Our investments consisted of investment grade debt securities and are designated as available-for-sale. Of the $227.5 million total, $163.7 million are classified as current assets, and $63.8 million are classified as non-current assets (see further discussion below). Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate and variable rate securities where interest rates are periodically reset) and that the average maturity be four years or less. The restricted investments, classified as non-current assets and designated as held-to-maturity, consist of interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. All non-restricted investments are reported at fair market value on the balance sheet. All restricted investments are carried at amortized cost, which approximates market value. We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.
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
     As of September 30, 2008, we held investments in auction rate securities, totaling $70.8 million, with a fair value of $63.8 million, which are required to be measured at fair value on a recurring basis. Our auction rate securities are designated as available-for-sale securities and are reflected at fair value. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., SFAS 157 Level 1 data). Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes, and which resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. However, due to recent events in the credit markets, the auction events for some of these instruments failed during the nine months ended September 30, 2008. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. Therefore, the fair values of these securities were estimated using a discounted cash flow analysis or other type of valuation model as of September 30, 2008. These analyses considered, among other things, the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.

     As a result of the decline in fair value for our investments in auction rate securities, which we deem to be temporary and attribute to liquidity issues rather than to credit issues, we recorded unrealized losses, net of tax at the combined federal and state statutory rate, of $1.2 million and $4.3 million for the three and nine months ended September 30, 2008, respectively, to accumulated other comprehensive (loss) income. Substantially all of the $63.8 million in auction rate security instruments held by us at September 30, 2008 were in securities collateralized by student loans, which loans are guaranteed by the U.S. government. Due to our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as non-current, and have included them in investments on the unaudited condensed consolidated balance sheet at September 30, 2008. As of September 30, 2008, we continue to earn interest on our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income. If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.
     Our assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	September 30,	Assets	Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Auction rate securities	$63,827	$—	$—	$63,827
Other available-for-sale securities	163,676	163,676	—	—

Total assets measured at fair value	$227,503	$163,676	$—	$63,827

     Based on market conditions which resulted in the absence of quoted prices in active markets for our auction rate securities, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis during the first quarter of 2008. Accordingly, since our initial adoption of SFAS 157 on January 1, 2008, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy. The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 30, 2008:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction Rate Securities	(in thousands)
Balance at December 31, 2007	$—
Transfers to Level 3	82,150
Total losses (realized or unrealized):
Included in earnings	—
Included in other comprehensive income	(6,923)
Settlements	(11,400)

Balance at September 30, 2008	$63,827

The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized losses relating to assets still held at September 30, 2008	$(6,923)

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

	September 30,	December 31,
	2008	2007
	(in thousands)
California	$63,583	$23,046
Michigan	10,511	6,419
Missouri	22,714	15,986
Ohio	34,196	28,522
Utah	20,205	23,987
Washington	9,679	8,308
Others	8,872	5,269

Total receivables	$169,760	$111,537

     California. The significant increase in our California health plan receivable as of September 30, 2008 was due to the delayed passage of the California state budget for 2008-2009. Until the budget was passed on September 23, 2008, the State of California had ceased paying its vendors for the previous two months’ billings. Substantially all receivables due our California and Missouri health plans at September 30, 2008 were collected in October 2008.
     Ohio. As of September 30, 2008, the receivable due our Ohio health plan included two significant components. The first is approximately $10.0 million of accrued birth income, net, due from the State of Ohio. Birth income is a one-time payment for the delivery of a child from the Medicaid program in Ohio.
     The second significant component of the Ohio receivable is approximately $22.0 million due from a capitated provider group. Although we have a capitation arrangement with this provider group, our agreement with them calls for us to pay for certain medical services incurred by the provider group’s members, and then to deduct the amount of such payments from the monthly capitation paid to the provider group. Of the $22.0 million receivable, approximately $14.8 million represents medical services we have paid on behalf of the provider group, which we will deduct from capitation payments in the months of October and November 2008. The other component of the Ohio receivable includes an estimate of our liability for claims incurred by members of this provider group, not covered by capitation, for which we have not yet made payment. This amount totaled $7.2 million as of September 30, 2008. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our condensed consolidated balance sheets. As part of the agreement with this provider group, our Ohio health plan has withheld approximately $9.0 million from capitation payments due the group, and placed the funds in an escrow account. The Ohio health plan is entitled to the escrow amount if the provider group is unable to repay amounts owed to us. The escrow account is included in “Restricted investments” in our condensed consolidated balance sheets. During the quarter ended September 30, 2008, our average capitation payment to this provider group was approximately $12 million.
     Utah. Our Utah health plan’s agreement with the State of Utah calls for the reimbursement of medical costs incurred in serving our members plus an administrative fee of 9% of that medical cost amount, plus a portion of any cost savings realized as defined in the agreement. Our Utah health plan bills the State of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the State of Utah includes: (1) amounts billed to the state for actual paid health care claims plus administrative fees; and (2) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the State of Utah until such claims are actually paid.
5. Other Assets
     Receivable for ceded life and annuity contracts. We acquired our wholly owned life insurance subsidiary, Molina Healthcare Insurance Company, in 2005. We report this 100% ceded reinsurance arrangement by recording a non-current receivable from the reinsurer with a corresponding non-current liability for ceded life and annuity contracts.

     Other assets. Other assets include primarily deferred financing costs associated with our long-term debt, certain investments held in connection with our deferred employee compensation program, and an investment in a vision services provider (see Note 9, “Related Party Transactions”).
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
     We will deliver cash and shares of our common stock, if any, upon conversion of each $1,000 principal amount of the Notes, as follows:
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
     Borrowings under the Credit Facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.500% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the Credit Facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA. The applicable margins range between 0.750% and 1.750% for LIBOR loans and between 0.000% and 0.750% for base rate loans. The commitment fee ranges between 0.150% and 0.275%. In addition, we are required to pay a fee for each letter of credit issued under the Credit Facility equal to the applicable margin for LIBOR loans and a customary fronting fee. As of September 30, 2008 and December 31, 2007, there were no amounts outstanding under the Credit Facility.

     Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington health plan subsidiaries. The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The amended Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At September 30, 2008, we were in compliance with all financial covenants in the Credit Facility.
7. Stockholders’ Equity
     In April 2008, our board of directors authorized the repurchase of up to $30 million of our common stock on the open market or through privately negotiated transactions. We used working capital to fund the repurchases under this program. The timing and amount of repurchases were primarily made pursuant to a Rule 10b5-1 trading plan effective as of May 5, 2008, and terminated when the aggregate cost of the repurchases totaled $30 million on June 12, 2008. During the quarter ended June 30, 2008, we repurchased approximately 1.1 million shares.
     In July 2008, our board of directors authorized the repurchase of up to an additional one million shares of our common stock. We used working capital to fund the repurchases under this program. The timing and amount of repurchases were primarily made pursuant to a Rule 10b5-1 trading plan effective as of August 1, 2008. During the quarter ended September 30, 2008, we repurchased approximately 91,000 shares for an aggregate purchase price of $2.7 million. See Note 10, “Subsequent Events.”
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
     We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. The outcome of such legal actions is inherently uncertain. Nevertheless, we believe that these actions (including the previously disclosed Starko and Ward litigation matters), when finally concluded and determined, are not likely to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Regulatory Capital and Dividend Restrictions
     Our principal operations are conducted through our HMO subsidiaries operating in California, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Washington, and Utah. Our HMOs are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations), which may not be transferable to us in the form of cash dividends, loans, or advances, were $340.1 million at September 30, 2008, and $332.2 million at December 31, 2007. The National Association of Insurance Commissioners, or NAIC, adopted model rules effective December 31, 1998, which, if implemented by a state, set new minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington have adopted these rules, although the rules as adopted may vary somewhat from state to state. California and Missouri have established their own minimum capitalization requirements for insurance companies.
     As of September 30, 2008, our HMOs had aggregate statutory capital and surplus of approximately $349.9 million, compared with the required minimum aggregate statutory capital and surplus of approximately $209.2 million. All of our HMOs were in compliance with the minimum capital requirements at September 30, 2008. We have the ability and commitment to provide additional capital to each of our HMOs when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
9. Related Party Transactions
     We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee in excess of 20%. As of September 30, 2008 and 2007, our carrying amount for this investment totaled $3.6 million and $3.5 million, respectively. During 2007, we paid this provider a $0.9 million network access fee that was fully amortized as of June 30, 2008. During the second quarter of 2008, we advanced this provider $0.3 million, which was fully offset against capitation payments owed to the provider as of June 30, 2008. During the third quarter of 2008, we advanced this provider $0.2 million, which will be offset against capitation payments owed to the provider in 2008. For the three months ended September 30, 2008 and 2007, we paid $4.1 million and $3.4 million, respectively, for medical service fees to this provider. For the nine months ended September 30, 2008 and 2007, we paid $11.2 million and $9.2 million, respectively, for medical service fees to this provider.
     We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Amounts paid under the terms of this fee-for-service agreement were $29,000 and $48,000 for the three months ended September 30, 2008 and 2007, respectively, and $139,000 and $90,000 for the nine months ended September 30, 2008 and 2007, respectively. We also have a capitation arrangement with Pacific Hospital, where we pay a fixed monthly fee based on member type. We paid Pacific Hospital for capitation services totaling approximately $1.5 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively, and $3.2 million and $3.3 million for the nine months ended September 30, 2008 and 2007, respectively. We believe that both arrangements with Pacific Hospital are based on prevailing market rates for similar services. Also as of September 30, 2008, we had an advance outstanding to Pacific Hospital totaling $91,000, which is offsetting capitation payments in 2008.
     In 2006, we assumed an office lease from Millworks Capital Ventures which at that time had a remaining term of 52 months. Millworks Capital Ventures is owned by John C. Molina, our Chief Financial Officer, and his wife. The monthly base lease payment is approximately $18,000 and is subject to an annual increase. Based on a market report prepared by an independent realtor, we believe the terms and conditions of the assumed lease were at that time at fair market value. We are currently using the office space under the lease for an office expansion. Payments made under this lease totaled $68,000 and $57,000 for the three months ended September 30, 2008 and 2007, respectively, and $200,000 and $188,000 for the nine months ended September 30, 2008 and 2007, respectively.
     We lease two medical clinics that are owned by the Mary R. Molina Living Trust and the Molina Marital Trust. These leases have 5 five-year renewal options. Rental expense for these leases totaled $16,000 and $24,000 for the three months ended September 30, 2008 and 2007, respectively, and $65,000 and $73,000 for the nine months ended September 30, 2008 and 2007, respectively.
10. Subsequent Events
     Florida subsidiary. In August 2008, we announced our intention to acquire Florida NetPASS, LLC (“NetPASS”), a provider of care management and administrative services to approximately 55,000 Florida MediPass members in South and Central Florida. We expect the closing of the transaction to occur in the first quarter of 2009, at a purchase price of approximately $42 million, subject to adjustments. On October 1, 2008, we completed the initial closing of the transaction, under which we acquired one percent of the ownership interests of

NetPASS for $9 million. Additionally, we deposited $9 million to an escrow account that will be used for the purpose of reimbursing the State of Florida for any sums due under a final settlement agreement with the state.
     On October 7, 2008, we announced that our wholly owned subsidiary, Molina Healthcare of Florida, Inc., was awarded a Medicaid managed care contract by the State of Florida. The term of the contract will commence on December 1, 2008, at which time Molina Healthcare of Florida will begin its initial enrollment of NetPASS Medicaid members, with the full transition of NetPASS members expected to be completed in the first quarter of 2009.
     Stock repurchases. From October 1, 2008 through October 30, 2008, we repurchased approximately 722,000 shares of our common stock for an aggregate purchase price of $17.3 million (average cost of approximately $23.92 per share). These purchases have completed the Company’s stock purchase plan announced in July 2008. Through October 30, 2008, we have repurchased approximately 1.9 million shares at an aggregate purchase price of $50 million pursuant to the two repurchase plans announced during the year.

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

Overview
Summary highlights of our quarter ended September 30, 2008 include:
•    Net earnings of $0.62 per diluted share, consistent with the third quarter of 2007.

•    Quarterly premium revenues of $792 million, up 26% over 2007.

•    Aggregate membership up nearly 16% over 2007.

•    Consolidated medical care ratio of 84.6%, up from 83.7% over 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollar amounts in thousands, except per-share data)
Earnings per diluted share	$0.62	$0.62	$1.67	$1.43
Premium revenue	$791,554	$628,402	$2,282,345	$1,791,764
Operating income	$30,429	$28,815	$85,138	$67,694
Net income	$17,186	$17,513	$46,857	$40,419
Medical care ratio	84.6%	83.7%	84.9%	84.8%
G&A expenses as a percentage of total revenue	11.1%	11.7%	11.0%	11.3%
Total ending membership			1,239,000	1,070,000
Revenue
     Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the nine months ended September 30, 2008, we received approximately 92% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies, Medicare and other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
     The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for members of the State Children’s Health Insurance Program (SCHIP) are generally among our lowest, with rates as low as approximately $80 PMPM in California and Utah. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population — the Medicaid group that includes most mothers and children — PMPM premiums range between approximately $100 in California to $300 in New Mexico. Among our Medicaid Aged, Blind or Disabled (ABD) membership, PMPM premiums range from approximately $450 in California and Texas to over $1,000 in New Mexico and Ohio. Medicare premiums are approximately $1,200 PMPM, with Medicare revenue totaling $72.4 million and $32.1 million for the nine months ended September 30, 2008 and 2007, respectively.
     Approximately 3% of our premium revenue for the nine months ended September 30, 2008 was realized under a Medicaid cost-plus reimbursement agreement that our Utah plan has with that state. For the nine months ended September 30, 2008, we also received approximately 5% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in Michigan, Missouri, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs.
     Certain components of premium revenue are subject to accounting estimates. Chief among these are (1) that portion of premium revenue paid to our New Mexico health plan by the State of New Mexico that may be refunded to the state if certain minimum amounts are not expended on defined medical care costs, (2) that portion of the revenue of our Ohio health plan that is at risk if certain performance measures are not met, (3) the additional premium revenue our Utah health plan is entitled to receive from the State of Utah as an incentive payment for saving the State of Utah money in relation to fee-for-service Medicaid, and (4) the profit-sharing agreement between our Texas health plan and the State of Texas, where we pay a rebate to the State of Texas if our Texas health plan generates pretax income above a certain specified percentage, according to a tiered rebate schedule.
     Our contract with the State of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs. Our contract is for a three-year period, and the minimum percentage is based on premiums and medical care costs over the entire contract period. Through June 30, 2008, we have recorded adjustments totaling $12.9 million to increase premium revenue associated with this requirement. The revenue resulted from a reversal of previously recorded amounts due the State of New Mexico because we exceeded the minimum percentage for the six months ended June 30, 2008. At June 30, 2008, there was no liability recorded under the terms of this contract provision. Any change to the terms of this provision, including revisions to the definitions of premium revenue or medical care costs, the period of time over which the minimum percentage is measured or the manner of its measurement, or the percentage of revenue required to be spent on the defined medical care costs, may trigger a change in this amount. If the State of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to this amount may be required.
     Under our contract with the State of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. At September 30, 2008, we believe that we are compliant with all of the performance measures and have not reserved any amounts for potential repayment to the state.
     In prior years, we estimated amounts we believed were recoverable under our savings sharing agreement with the State of Utah based on available information and our interpretation of our contract with the State. The State may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize from prior years may be subject to negotiation with the State. During 2007, as a result of an ongoing disagreement with the State of Utah, we wrote off the entire receivable, totaling $4.7 million. Our Utah health plan continues to work with the State to assure an appropriate determination of amounts due to us under the savings share agreement. When additional information is known, or agreement is reached with the State regarding the appropriate savings sharing payment amount for prior years, we will adjust the amount of savings sharing revenue recorded in our financial statements as appropriate in light of such new information or agreement.
     As of September 30, 2008, we had a liability of approximately $6.6 million accrued pursuant to our profit-sharing agreement with the State of Texas for the 2007 and 2008 contract years ending August 31. During the third quarter of 2008, we paid the State of Texas $1.1 million relating to the 2007 contract year. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimate.
     Historically, membership growth has been the primary reason for our increasing revenues, although more recently our revenues have also grown due to the more care intensive benefits associated with our ABD and Medicare members. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	As of	As of	As of
	September 30,	December 31,	September 30,
	2008	2007	2007
Total Ending Membership by Health Plan:
California	313,000	296,000	288,000
Michigan	207,000	209,000	211,000
Missouri (1)	77,000	68,000	—
Nevada (2)	—	—	—
New Mexico	84,000	73,000	69,000
Ohio	179,000	136,000	138,000
Texas	29,000	29,000	30,000
Utah	55,000	55,000	50,000
Washington	295,000	283,000	284,000

Total	1,239,000	1,149,000	1,070,000

Total Ending Membership by State for the Medicare Advantage Plans:
California	1,560	1,115	875
Michigan	1,663	1,090	814
Nevada	627	520	178
New Mexico	249	—	—
Texas	458	—	—
Utah	2,162	1,860	1,802
Washington	967	507	446

Total	7,686	5,092	4,115

	As of	As of	As of
	September 30,	December 31,	September 30,
	2008	2007	2007
Total Ending Membership by State for the Aged, Blind or Disabled Population:
California	12,523	11,837	10,912
Michigan	30,396	31,399	31,488
New Mexico	6,464	6,792	6,844
Ohio	19,647	14,887	14,965
Texas	16,221	16,018	16,515
Utah	7,025	6,795	7,056
Washington	3,002	2,814	2,715

Total	95,278	90,542	90,495

(1)	We acquired our Missouri health plan effective as of November 1, 2007.

(2)	Less than 1,000 members.
The following table provides details of total member months (defined as the aggregation of each month’s ending membership for the period) by state for the periods indicated:

	Three Months Ended
	September 30,		% of Increase
	2008	2007	(Decrease)
California	936,000	859,000	9.0%
Michigan	627,000	640,000	(2.0)
Missouri (1)	228,000	—	—
Nevada (2)	2,000	—	—
New Mexico	249,000	200,000	24.5
Ohio	530,000	416,000	27.4
Texas	87,000	90,000	(3.3)
Utah	161,000	142,000	13.4
Washington	884,000	854,000	3.5

Total	3,704,000	3,201,000	15.7%

	Nine Months Ended
	September 30,		% of Increase
	2008	2007	(Decrease)
California	2,765,000	2,619,000	5.6%
Michigan	1,904,000	1,967,000	(3.2)
Missouri (1)	678,000	—	—
Nevada (2)	6,000	—	—
New Mexico	716,000	589,000	21.6
Ohio	1,465,000	1,155,000	26.8
Texas	257,000	247,000	4.0
Utah	482,000	438,000	10.0
Washington	2,622,000	2,570,000	2.0

Total	10,895,000	9,585,000	13.7%

(1)	We acquired our Missouri health plan effective as of November 1, 2007.

(2)	Our Nevada health plan became operational on September 1, 2007, serving only Medicare members.
Expenses
     Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, expenses. Our results of operations are impacted by our ability to effectively manage expenses related to health care services and to accurately estimate costs incurred. Expenses related to medical care services are captured in the following four categories:
•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals in a variety of ways, including per diem amounts, diagnostic-related groups, or DRGs, percent of billed charges, case rates, and capitation. We also have stop-loss agreements with the hospitals with which we contract; under certain circumstances, we pay escalated charges in connection with these stop-loss agreements. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitation basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the nine months ended September 30, 2008 and 2007, medically related administrative costs were approximately $56.2 million and $47.9 million, respectively.
     The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended September 30,
	2008			2007
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee-for-service	$439,699	$118.71	65.7%	$339,841	$106.15	64.6%
Capitation	113,920	30.76	17.0	95,879	29.95	18.2
Pharmacy	88,414	23.86	13.2	67,844	21.19	12.9
Other	27,322	7.38	4.1	22,338	6.98	4.3

Total	$669,355	$180.71	100.0%	$525,902	$164.27	100.0%

	Nine Months Ended September 30,
	2008			2007
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee-for-service	$1,262,327	$115.87	65.2%	$984,375	$102.70	64.8%
Capitation	335,418	30.79	17.3	276,742	28.87	18.2
Pharmacy	263,372	24.17	13.6	194,354	20.28	12.8
Other	75,414	6.92	3.9	63,773	6.65	4.2

Total	$1,936,531	$177.75	100.0%	$1,519,244	$158.50	100.0%

     Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.
     G&A expenses largely consist of wage and benefit costs for our employees, premium taxes, and other administrative expenses. Some G&A services are provided locally, while others are delivered to our health plans from our Long Beach headquarters pursuant to an administrative services agreement. The primary centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally provided functions include member services, plan administration, and provider relations. G&A expenses include premium taxes for each of our health plans in California, Michigan, New Mexico, Ohio, Texas, and Washington.

Results of Operations
     The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium revenue earned and the cost of health care.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Premium revenue	99.4%	98.8%	99.2%	98.8%
Investment income	0.6	1.2	0.8	1.2

Total revenue	100.0%	100.0%	100.0%	100.0%

Ratio of direct medical care costs to premium revenue	82.1%	81.0%	82.4%	82.1%
Ratio of administrative costs included in medical care costs to premium revenue	2.5	2.7	2.5	2.7

Medical care ratio	84.6%	83.7%	84.9%	84.8%

General and administrative expense ratio, excluding premium taxes	8.0%	8.4%	8.0%	8.0%
Premium taxes included in general and administrative expenses	3.1	3.3	3.0	3.3

Total general and administrative expense ratio	11.1%	11.7%	11.0%	11.3%

Depreciation and amortization expense ratio	1.1%	1.1%	1.1%	1.1%
Effective tax rate	39.6%	38.1%	40.4%	38.1%
Operating income	3.8%	4.5%	3.7%	3.7%
Income before income taxes	3.6%	4.4%	3.4%	3.6%
Net income	2.2%	2.8%	2.0%	2.2%
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
     The following tables summarize premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the three months ended September 30, 2008 and September 30, 2007 (dollars in thousands except PMPM amounts):

	Three Months Ended September 30, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$102,383	$109.37	$91,224	$97.45	89.1%	$2,995
Michigan	127,535	203.39	101,596	162.03	79.7	6,412
Missouri	59,223	259.17	47,730	208.88	80.6	—
Nevada	2,196	1,053.04	2,499	1198.68	113.8	—
New Mexico	84,386	338.65	73,723	295.86	87.4	2,838
Ohio	162,553	306.74	148,660	280.52	91.5	8,851
Texas	30,986	357.01	24,730	284.93	79.8	510
Utah	41,860	260.24	36,012	223.88	86.0	—
Washington	178,639	202.19	136,609	154.62	76.5	2,959
Other (1)	1,793	—	6,572	—	—	(5)

Total	$791,554	$213.70	$669,355	$180.71	84.6%	$24,560

	Three Months Ended September 30, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$93,154	$108.39	$76,443	$88.95	82.1%	$2,382
Michigan	119,752	187.19	100,378	156.90	83.8	7,069
New Mexico	72,543	361.23	56,984	283.76	78.6	2,828
Ohio	125,452	302.02	111,387	268.16	88.8	5,645
Texas	24,997	279.39	19,041	212.82	76.2	450
Utah	27,513	193.52	26,534	186.63	96.4	—
Washington	164,367	192.43	130,216	152.45	79.2	2,748
Other (1)	624	—	4,919	—	—	7

Total	$628,402	$196.29	$525,902	$164.27	83.7%	$21,129

(1)	“Other” medical care costs represent primarily medically related administrative costs at the parent company.

     Net Income
     Net income for the quarter ended September 30, 2008 was $17.2 million, or $0.62 per diluted share, compared with net income of $17.5 million, or $0.62 per diluted share, for the third quarter of 2007.
     Premium Revenue
     Premium revenue for the third quarter of 2008 was $791.6 million, an increase of $163.2 million, or 26%, over the $628.4 million of premium revenue for the third quarter of 2007. Medicare premium revenue for the third quarter of 2008 was $28.1 million compared with $12.7 million in the third quarter of 2007. Excluding the impact of the November 1, 2007 acquisition of the Missouri plan, consolidated membership increased 8.6% between September 30, 2007 and September 30, 2008. Significant contributors to the $163.2 million increase in quarterly premium revenue included the following:
•	A $59.2 million increase as a result of the acquisition of the Company’s Missouri health plan on November 1, 2007. The Missouri health plan received a blended rate increase of approximately 8.5% effective July 1, 2008.

•	A $37.1 million increase at the Ohio health plan due to higher enrollment, particularly in the CFC population. Effective September 1, 2008, the Ohio health plan added approximately 4,000 Aged, Blind or Disabled (ABD) members in the Central and West Central regions.

•	A $15.4 million increase in Medicare premium revenue across all health plans where we operate Medicare programs, primarily due to increased enrollment and the recognition of $2.6 million in risk adjustment revenue.

•	An $8.2 million increase in Medicaid revenue at the California health plan, primarily due to increased membership. The California health plan’s Medicaid revenue decreased $1.3 million from the second quarter of 2008. Sequentially, premium revenue on a PMPM basis declined approximately 3%, reflecting the rate cuts implemented by the State of California for the period July 1, 2008 through August 17, 2008. Premium revenue for the California health plan has been recorded at rates in effect immediately prior to July 1, 2008 for the period August 18, 2008 through September 30, 2008 as the result of a court injunction issued on August 18, 2008.

•	A $4.3 million increase in Medicaid premium revenue at the Michigan health plan, primarily due to $3.7 million in supplemental revenue from the Michigan Department of Community Health. The supplemental revenue is intended to offset the unintended effects of the Michigan Business Tax (MBT) that replaced Michigan’s Single Business Tax (SBT) as of January 1, 2008.

The unintended effect of the MBT is the taxation of both the premiums and the net income of health plans, driving the effective federal and state combined tax rate on the Michigan health plan to nearly 49%. The $3.7 million in supplemental revenue was intended to offset MBT’s taxation of gross receipts for the nine months ended September 30, 2008.

Effective October 1, 2008, the Michigan health plan received an estimated blended rate increase of approximately 5.5%, plus an additional increase of approximately 0.9% for ongoing MBT relief. The rate increase is tied to an expansion of benefits and coverage that will result in increased medical care costs for the Michigan health plan in the future.

After allowing for the supplemental revenue and the aforementioned ongoing MBT relief, we anticipate our 2008 Michigan tax expense will be approximately $0.5 million higher (before federal tax benefit) than the amount computed using the SBT methodology.

     Investment Income
     Investment income during the third quarter of 2008 totaled $4.8 million compared with $7.6 million in the third quarter of 2007, a decrease of $2.8 million, primarily due to declining interest rates and slightly lower invested balances as a result of cash used in the share repurchase program.
     Medical Care Costs
     Medical care costs as a percentage of premium revenue (the medical care ratio) increased to 84.6% in the third quarter of 2008 from 83.7% in the third quarter of 2007. Sequentially, the medical care ratio increased from 84.2% for the quarter ended June 30, 2008. Excluding Medicare, our medical care ratio was 84.9% in the third quarter of 2008, 83.8% in the third quarter of 2007, and 84.2% in the second quarter of 2008.
•	The medical care ratio of the Missouri health plan was 80.6% for the quarter, down from 83.0% in the second quarter of 2008. The 8.5% premium increase discussed above was partially offset by increased unit costs due to revised provider contracts and a fee schedule increase effective July 1, 2008.

•	The medical care ratio of the California health plan increased to 89.1% in the third quarter of 2008 from 82.1% in the third quarter of 2007 and 84.9% in the second quarter of 2008. The increase in the plan’s medical care ratio was caused primarily by a decrease in premium rates as discussed above and higher fee-for-service and pharmacy costs.

•	The medical care ratio of the New Mexico health plan increased to 87.4% in the third quarter of 2008 from 78.6% in the third quarter of 2007 and 78.0% in the second quarter of 2008. The sequential increase was primarily due to the reduced benefit from the release of amounts reserved as a result of the minimum medical cost ratio provision in the New Mexico health plan’s state contract. The Company recognized $6.2 million of revenue under this provision in the second quarter of 2008, but none for the third quarter of 2008. Additionally, the New Mexico health plan received a blended rate decrease of approximately 3% effective July 1, 2008 for its non-Medicare programs.

•	The medical care ratio of the Ohio health plan, by line of business, was as follows:

	Three Months Ended
	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007
Covered Families and Children (CFC)	89.9%	90.7%	85.5%
Aged, Blind or Disabled (ABD)	94.6	91.5	94.4

Aggregate	91.5%	91.0%	88.8%

Sequentially, the medical care ratio for the CFC line of business decreased 80 basis points primarily due to lower capitation and pharmacy costs. The sequential increase in the medical care ratio for the ABD line of business was primarily due to higher specialist fee-for-service costs.

Effective September 1, 2008, the Ohio health plan received risk adjustments to its ABD premium rates. We estimate that these adjustments will result in a net increase to premium revenue of approximately $500,000 per month from September 1st going forward. Additionally, we have re-negotiated certain provider contracts in the Central region of Ohio, which we believe will reduce unit costs beginning in the fourth quarter of 2008.

•	The medical care ratio of the Texas health plan increased to 79.8% in the third quarter of 2008 from 76.2% in the third quarter of 2007. This increase was primarily due to higher hospital fee-for-service costs. During the third quarter of 2008, the Texas health plan increased its revenue $1.3 million to record adjustments relating to its profit-sharing agreement with the State of Texas.

•	The medical care ratio of the Washington health plan decreased to 76.5% in the third quarter of 2008 from 79.2% in the third quarter of 2007, primarily due to lower fee-for-service hospital costs.

     Days in medical claims and benefits payable were 44 days at September 30, 2008, a 6% decrease from the 47 days reported at June 30, 2008, and a 19% decrease from the 54 days reported at September 30, 2007. As of September 30, 2008, medical claims inventory (measured as the total billed charges of all claims received but not paid as of the reporting date) has decreased approximately 30% since June 30, 2008, and 37% since September 30, 2007. Our reserving methodology is applied consistently across all periods presented.
     General and administrative expenses
     General and administrative, or G&A, expenses were $88.0 million, or 11.1% of total revenue, for the third quarter of 2008 compared with $74.2 million, or 11.7% of total revenue, for the third quarter of 2007.
     Core G&A expenses (defined as G&A expenses less premium taxes) were 8.0% of revenue in the third quarter of 2008 compared with 8.4% in the third quarter of 2007 and 8.2% in the second quarter of 2008. The decrease in core G&A compared with the third quarter of 2007 was primarily due to lower administrative payroll, as indicated in the table below.

	Three Months Ended September 30,
	2008		2007
		% of Total		% of Total
(in thousands)	Amount	Revenue	Amount	Revenue
Medicare-related administrative costs	$4,112	0.5%	$2,330	0.4%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	49,429	6.2	43,326	6.8
Florida health plan start-up expenses	804	0.1	—	—
All other administrative expense	9,125	1.2	7,450	1.2

Core G&A expenses	$63,470	8.0%	$53,106	8.4%

     Depreciation and Amortization
     Depreciation and amortization expense increased $1.4 million in the third quarter of 2008 compared with the third quarter of 2007, including a $0.6 million increase in depreciation expense due to investments in infrastructure, and a $0.8 million increase in amortization expense primarily due to the amortization of intangible assets associated with the 2007 Mercy CarePlus acquisition in Missouri.
     Interest Expense
     Interest expense in the third quarter of 2008 increased $1.5 million compared with the third quarter of 2007, principally due to the issuance of our $200 million of Notes in October 2007.
     Income Taxes
     Income taxes were recorded at an effective rate of 39.6% in the third quarter of 2008 compared with 38.1% in the third quarter of 2007. The increase in our effective tax rate was primarily the result of a change in Michigan state taxes effective January 1, 2008. We expect our effective tax rate for the fourth quarter of 2008 and all of fiscal year 2008 to be approximately 41%.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
     The following tables summarize premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the nine months ended September 30, 2008 and September 30, 2007 (dollars in thousands except PMPM amounts):

	Nine Months Ended September 30, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$308,139	$111.44	$269,328	$97.40	87.4%	$9,195
Michigan	377,669	198.36	304,769	160.08	80.7	19,976
Missouri	165,509	244.00	139,462	205.60	84.3	—
Nevada	6,382	1,184.30	6,632	1,230.61	103.9	—
New Mexico	262,314	366.55	215,242	300.77	82.1	8,523
Ohio	434,272	296.40	395,013	269.60	91.0	21,127
Texas	80,159	311.84	62,229	242.08	77.6	1,446
Utah	114,591	237.69	100,935	209.37	88.1	—
Washington	531,457	202.71	426,962	162.85	80.3	8,797
Other (1)	1,853	—	15,959	—	—	19

Total	$2,282,345	$209.49	$1,936,531	$177.75	84.9%	$69,083

	Nine Months Ended September 30, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$280,796	$107.22	$228,952	$87.42	81.5%	$8,614
Michigan	364,945	185.54	306,163	155.66	83.9%	21,942
New Mexico	191,073	324.23	159,152	270.07	83.3%	6,438
Ohio	311,853	270.08	282,164	244.37	90.5%	14,033
Texas	64,406	260.88	55,163	223.44	85.6%	1,140
Utah	88,473	201.87	81,535	186.04	92.2%	—
Washington	489,254	190.36	392,201	152.60	80.2%	8,117
Other (1)	964	—	13,914	—	—	21

Total	$1,791,764	$186.93	$1,519,244	$158.50	84.8%	$60,305

(1)	“Other” medical care costs primarily represent medically related administrative costs at the parent company.
     Net Income
     Net income for the nine months ended September 30, 2008 increased to $46.9 million, or $1.67 per diluted share, compared with net income of $40.4 million, or $1.43 per diluted share, for the nine months ended September 30, 2007.
     Premium Revenue
     Premium revenue for the nine months ended September 30, 2008 was $2,282.3 million, an increase of $490.5 million, or 27.4%, over $1,791.8 million of premium revenue for the nine months ended September 30, 2007. Significant contributors to this $490.5 million increase in premium revenues included the following:
•	A $165.5 million increase as a result of the acquisition of Mercy CarePlus in Missouri on November 1, 2007.

•	A $122.4 million increase at the Ohio health plan due to higher enrollment, particularly in the CFC population.

•	A $71.2 million increase at the New Mexico health plan due to higher enrollment and higher premium rates. Additionally, the New Mexico health plan recognized $12.9 million in revenues in the first six months of 2008 due to the release of reserves associated with a minimum medical care ratio contract provision under its state contract.

•	A $42.2 million increase at the Washington health plan due to higher premium rates and slightly higher membership.

•	Medicare premium revenue increased $40.3 million for the nine months ended September 30, 2008, to $72.4 million from $32.1 million in the same period of 2007 across all states where we operate Medicare programs.
     Investment Income
     Investment income for the nine months ended September 30, 2008 totaled $17.5 million compared with $21.1 million earned in the same period of 2007. The $3.6 million decrease was primarily due to lower interest rates.
     Medical Care Costs
     The medical care ratio increased to 84.9% for the nine months ended September 30, 2008, compared with 84.8% for the same period of 2007. Excluding Medicare, the Company’s medical care ratio was 84.9% for the nine months ended September 30, 2008 compared with 85.0% in the same period of 2007.
•	The medical care ratio of the Michigan health plan decreased to 80.7% for the nine months ended September 30, 2008, from 83.9% in the same period of 2007. This decrease was due in part to lower hospital fee-for-service costs, and to $3.7 million of premium revenue recorded in connection with tax relief provided by the State of Michigan. The tax relief was provided as a result of the January 1, 2008 state income tax change discussed above.

•	The medical care ratio of the California health plan increased as a result of increases primarily in pharmacy costs, and secondarily hospital and specialist fee-for-service costs. The California medical care ratio rose to 87.4% for the nine months ended September 30, 2008 from 81.5% in the same period of 2007.

•	The medical care ratio of the New Mexico health plan decreased to 82.1% for the nine months ended September 30, 2008, from 83.3% in the same period of 2007. This decrease was primarily due to the impact of the recognition of $12.9 million in revenue resulting from the release of reserves associated with a minimum medical care ratio contract provision, as described above. Absent the adjustments made to premium revenue for the nine months ended September 30, 2008 and 2007, the medical care ratio in New Mexico would have been 86.3% for the nine months ended September 30, 2008, and 80.4% in the same period of 2007.

•	The medical care ratio of the Ohio health plan, by line of business, was as follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Covered Families and Children (CFC)	89.9%	89.4%
Aged, Blind or Disabled (ABD)	93.0	93.5

Aggregate	91.0%	90.5%

•	The medical care ratio of the Texas health plan decreased to 77.6% for the nine months ended September 30, 2008 from 85.6% in the same period of 2007 primarily due to low medical costs for the Star Plus membership. During the nine months ended September 30, 2008, the Texas health plan reduced revenue $5.5 million to record amounts due the State of Texas under a profit-sharing agreement.

•	The medical care ratio of the Utah health plan decreased to 88.1% for the nine months ended September 30, 2008 from 92.2% in the same period of 2007. This decrease was primarily the result of lower medical care ratios in the Utah health plan’s SCHIP and Medicare lines of business. The Utah health plan serves the majority of its Medicaid membership under a cost-plus contract with the State of Utah. The Utah health plan’s SCHIP and Medicare lines of business are conducted under “at risk” prepaid capitation contracts.

•	The medical care ratio of the Washington health plan increased slightly to 80.3% for the nine months ended September 30, 2008 from 80.2% in the same period of 2007. Fee-for-service hospital and specialist costs as a percentage of premium revenue were higher for the nine months ended September 30, 2008 than for the same period of 2007. The higher fee-for-service costs were driven by increases to the Medicaid fee schedule that took effect on each of August 1, 2007 and January 1, 2008.
     General and Administrative Expenses
     General and administrative expenses were $253.2 million, or 11.0% of total revenue, for the nine months ended September 30, 2008 compared with $204.8 million, or 11.3% of total revenue, in the same period of 2007. This decrease was due primarily to a reduction in premium taxes in Michigan from 6.0% of premium revenue to 5.5% of premium revenue effective January 1, 2008, and increased credits taken against premium taxes in New Mexico for the nine months ended September 30, 2008.
     Core G&A expenses were 8.0% of revenue for the nine months ended September 30, 2008 and 2007, respectively. Key components of Core G&A expenses are indicated in the table below.

	Nine Months Ended September 30,
	2008		2007
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Medicare-related administrative costs	$13,522	0.6%	$6,008	0.3%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	141,770	6.2	118,226	6.6
Florida health plan start-up costs	1,495	—	—	—
All other administrative expense	27,326	1.2	20,292	1.1

Core G&A expenses	$184,113	8.0%	$144,526	8.0%

     Depreciation and Amortization
     Depreciation and amortization expense increased $4.7 million for the nine months ended September 30, 2008 compared with the same period of 2007, including a $2.5 million increase in depreciation expense due to investments in infrastructure, and a $2.2 million increase in amortization expense primarily due to the amortization of intangible assets associated with the 2007 Mercy CarePlus acquisition in Missouri.
     Interest Expense
     Interest expense for the nine months ended September 30, 2008 increased $4.2 million compared with the same period of 2007, principally due to the issuance of our $200 million of Notes in October 2007.
     Income Taxes
     Income taxes were recorded at an effective rate of 40.4% for the nine months ended September 30, 2008 compared with 38.1% for the same period of 2007. The increase in our effective tax rate was primarily the result of a change in Michigan state taxes effective January 1, 2008.
Liquidity and Capital Resources
     We generate cash from premium revenue and investment income. In addition, in October 2007 we received net proceeds of $193.4 million through the sale of our Notes. Our primary uses of cash include the payment of expenses related to medical care services and G&A expenses. We generally receive premium revenue in advance of payment of claims for related health care services.

     Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets. As of September 30, 2008, we had cash and cash equivalents of $382.4 million, investments totaling $227.5 million, and restricted investments of $36.5 million.
     The cash equivalents consist of highly liquid securities with original maturities of no more than three months that are readily convertible into known amounts of cash. Our investments consisted of investment grade debt securities and are designated as available-for-sale. Of the $227.5 million total, $163.7 million are classified as current assets, and $63.8 million are classified as non-current assets. Our investment policies require that all of our investments have final maturities of ten years or less (excluding auction rate and variable rate securities where interest rates are periodically reset) and that the average maturity be four years or less.
     The restricted investments, classified as non-current assets and designated as held-to-maturity, consist of interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate. These states also prescribe the types of instruments in which our subsidiaries may invest their funds.
     Professional portfolio managers operating under documented investment guidelines manage all of our investments. The average annualized portfolio yields on our investments for the nine months ended September 30, 2008 and 2007 were approximately 3.3% and 5.2%, respectively.
     Cash used in operating activities for the nine months ended September 30, 2008 was $20.3 million compared with cash provided by operating activities of $112.8 million for the same period in 2007, a decrease of $133.1 million. Significant contributors to this decrease included the following:
•	A $40.5 million increase in our California health plan receivable as of September 30, 2008 due to the delayed passage of the California state budget for 2008-2009. Until the budget was passed on September 23, 2008, the State of California had ceased paying its vendors for the previous two months’ billings, resulting in our California health plan’s receiving no contemporaneous payments for July and August 2008. Substantially all receivables due our California health plan at September 30, 2008 were collected in October 2008.

•	The timing of the receipt of premiums recorded as deferred revenue in the Ohio and Utah health plans, netting to a total decline of $44.9 million year-over-year.

•	In 2007, the ramp up of operations and medical claims and benefits payable of the Texas and Ohio health plans compared with less significant changes in medical claims and benefits payable for these plans in 2008, netting to a decline of $31.5 million year-over-year.

•	The reversal of $12.9 million of accrued costs relating to the minimum medical care ratio contract provision in New Mexico in the first six months of 2008.
EBITDA (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Operating income	$30,429	$28,815	$85,138	$67,694
Add back:
Depreciation and amortization expense	8,515	7,082	24,997	20,274

EBITDA	$38,944	$35,897	$110,135	$87,968

(1)	The Company calculates EBITDA by adding back depreciation and amortization expense to operating income. Operating income included interest income of $4.7 million and $7.4 million for the three months end September 30, 2008 and 2007, respectively, and $17.1 million and $20.3 million for the nine months ended September 30, 2008 and 2007, respectively. EBITDA is not prepared in conformity with GAAP since it excludes depreciation and amortization expense, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to net income, operating income, operating margin, or cash provided by operating activities. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.
     We have a $200 million credit facility. Borrowings under this credit facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate (generally Bank of America’s prime rate) plus an applicable margin. As of September 30, 2008, there were no amounts outstanding under our credit facility. See Note 6 to the condensed consolidated financial statements included in this quarterly report for more information regarding our credit facility.
     In April 2008, our board of directors authorized the repurchase of up to $30 million of our common stock on the open market or through privately negotiated transactions. We used working capital to fund the repurchases under this program. The timing and amount of repurchases were primarily made pursuant to a Rule 10b5-1 trading plan. The trading plan became effective May 5, 2008, and terminated when the aggregate cost of the repurchases totaled $30 million on June 12, 2008. During the quarter ended June 30, 2008, we repurchased approximately 1.1 million shares.
     In July 2008, our board of directors authorized the repurchase of up to an additional one million shares of our common stock. We used our working capital to fund the purchases under this program. The timing and amount of repurchases were made pursuant to a Rule 10b5-1 trading plan that was effective as of August 1, 2008. During the quarter ended September 30, 2008, we repurchased approximately 91,000 shares for an aggregate purchase price of $2.7 million.
     From October 1, 2008 through October 30, 2008, we repurchased approximately 722,000 shares of our common stock for an aggregate purchase price of $17.3 million (average cost of approximately $23.92 per share). These purchases have completed the Company’s stock purchase plan announced in July 2008. Through October 30, 2008, we have repurchased approximately 1.9 million shares at an aggregate purchase price of $50 million pursuant to the two repurchase plans announced during the year.
     At September 30, 2008, we had working capital of $347.8 million compared with $404.7 million at December 31, 2007. At September 30, 2008, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $83.4 million, including $18.5 million in auction rate securities. Based on current projections for cash activity, we believe that our cash resources, internally generated funds, and credit resources will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months. Although the Company believes it has adequate sources of liquidity, the ongoing volatility and disruptions in the capital and credit markets could affect the Company’s ability to access those markets for additional borrowings or increase costs associated with borrowing funds.
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
     At September 30, 2008, our HMOs had aggregate statutory capital and surplus of approximately $349.9 million, compared with the required minimum aggregate statutory capital and surplus of approximately $209.2 million. All of our HMOs were in compliance with the minimum capital requirements at September 30, 2008. We have the ability and commitment to provide additional capital to each of our HMOs when necessary to ensure that they continue to meet statutory and regulatory capital requirements.

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
     The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Reported,” or IBNR. Our IBNR liability, as reported in our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNR monthly using actuarial methods based on a number of factors. Our estimated IBNR liability represented $239.0 million of our total medical claims and benefits payable of $298.8 million as of September 30, 2008. Excluding IBNR related to our Utah health plan, where we are primarily reimbursed on a cost-plus basis, our IBNR liability at September 30, 2008 was $222.0 million.
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
     The following table reflects the change in our estimate of claims liability as of September 30, 2008 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding September 30, 2008 by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah health plan is excluded from these calculations because the majority of its business is conducted under a cost-plus reimbursement contract.

Increase (Decrease) in
(Decrease) Increase in Estimated	Medical Claims and
Completion Factors	Benefits Payable
(in thousands)
(6)%	$52,384
(4)%	34,923
(2)%	17,461
2%	(17,461)
4%	(34,923)
6%	(52,384)

     For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of September 30, 2008 that would have resulted had we altered our trended PMPM factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah HMO is excluded from these calculations.

(Decrease) Increase in	(Decrease) Increase in
Trended Per Member Per Month	Medical Claims and
Cost Estimates	Benefits Payable
(in thousands)
(6)%	$(26,779)
(4)%	(17,853)
(2)%	(8,926)
2%	8,926
4%	17,853
6%	26,779
     Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNR at September 30, 2008, pretax income for the nine months ended September 30, 2008 would increase or decrease by approximately $8.7 million, or $0.19 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNR at September 30, 2008, net income for the nine months ended September 30, 2008 would increase or decrease by approximately $4.5 million pretax, or $0.10 per diluted share, net of tax. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $43.7 million pretax, or $0.96 per diluted share, net of tax, and $22.3 million pretax, or $0.49 per diluted share, net of tax, respectively. The net income per diluted share estimates described above and following assume use of the combined federal and state statutory tax rate of 38%.
     It is important to note that any error in the estimate of either completion factors or trended PMPM costs would usually be accompanied by an error in the estimate of the other component, and that an error in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will act to drive estimates of claims liabilities and medical care costs in the same direction. For example, if completion factors were overestimated by 1%, resulting in an overstatement of net income by $5.4 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
     After we have established our base IBNR reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, which also uses actuarial techniques, to account for adverse developments in our claims payments which the base actuarial model is not intended to and does not account for. We refer to this additional liability as the provision for adverse claims development. The provision for adverse claims development is a component of our overall determination of the adequacy of our IBNR. It is intended to capture the adverse development of factors such as known outbreaks of disease like influenza, our entry into new geographic markets, our provision of services to new populations such as the aged, blind or disabled (ABD), claims receipt and payment experience, changes in membership, cost trends, changes to Medicaid fee schedules, incidence of high dollar or catastrophic claims, changes in provider billing practices, health care service utilization trends, and modifications and upgrades to our claims processing systems and practices. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNR after considering the base actuarial model reserves and the provision for adverse claims development. We also include in our IBNR liability an estimate of the administrative costs of settling all claims incurred through the reporting date. The development of IBNR is a continuous process that we monitor and refine on a monthly basis as additional claims payment information becomes available. As additional information becomes known to us, we adjust our actuarial model accordingly to estimate IBNR.

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
     In our judgment, the estimates for completion factors will likely prove to be more accurate than trended PMPM cost estimates because estimated completion factors are subject to fewer variables and unknowns in their determination. Completion factors are developed over long periods of time, and are most likely to be affected by changes in claims receipt and payment experience and by provider billing practices. Trended PMPM cost estimates, while affected by the same factors, will also be influenced by health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, outbreaks of disease or increased incidence of illness, provider contract changes, changes to Medicaid fee schedules, the incidence of high dollar or catastrophic claims, changes in membership, entry into new geographic markets, and modifications and upgrades to our claims processing systems and practices. As discussed above, however, errors in estimates involving trended PMPM costs will almost always be accompanied by errors in estimates involving completion factors, and vice versa.
     Assuming that base reserves have been adequately set, we believe that amounts ultimately paid out should generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. However, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range, as shown by our results in 2007 when the amounts ultimately paid out were less than the amount of our established reserves by approximately 19%. As of September 30, 2008, we estimate that the total payout in satisfaction of the liability established for claims and medical benefits payable at December 31, 2007 will be approximately 19% less than the amount originally recorded. This estimate may change during the course of the year as more information becomes available.
     The apparent overestimation of our liability for claims and medical benefits payable at December 31, 2007 led to the recognition of a benefit from prior period claims development for the nine months ended September 30, 2008. The overestimation of the claims liability at our Michigan and Washington health plans was principally the cause of the recognition of a benefit from prior period claims development. This was partially offset by the underestimation of our claims liability at December 31, 2007 at our Missouri health plan:
•	In Michigan, we overestimated the upward trend in medical costs in the second half of 2007, principally due to claims processing difficulties during the third quarter of 2007 that exaggerated the upward trend in medical costs.

•	In Washington, we did not fully account for reduced utilization of medical services in the fourth quarter of 2007, thus overestimating our liability at December 31, 2007.

•	In Missouri, we underestimated the upward trend in medical costs during the second half of 2007 that was driven by an increase in the Medicaid fee schedule effective July 1, 2007. Additionally, we underestimated the impact of the underpayment of certain hospital claims in the second half of 2007. Additional payments were made on many of those claims in the first quarter of 2008.
     The recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations for the nine months ended September 30, 2008.
     In estimating our claims liability at September 30, 2008, we adjusted our base calculation to take account of the impact of the following factors which we believe are reasonably likely to change our final claims liability amount (some of the factors listed below were also factors impacting our final claims liability amount at December 31, 2007):
•	Our assessment regarding the impact of some overpayments made to certain Ohio providers in 2008 and 2007 and the impact of those overpayments on estimated medical cost trends.

•	The impact of the increased incidence of respiratory illness in the first quarter of 2008 as compared to previous years.

•	Costs associated with our newly acquired membership in Missouri, as well as the impact of any difference between our claims payment policies and those used by the prior management of our Missouri health plan.

•	Increases in claims inventory at our Ohio health plan during the third quarter of 2008.

•	Decreases in claims inventory at our California, Michigan, New Mexico, Ohio, and Washington health plans during the third quarter of 2008.

•	The addition, effective April 1, 2008, of approximately 35,000 CFC members to our Ohio health plan.

•	The addition, effective September 1, 2008, of approximately 4,000 ABD members to our Ohio health plan.

•	Our ability to accurately estimate the ultimate settlement amounts (if any) of certain classes of claims currently in dispute, particularly at our Missouri and New Mexico heath plans.
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

			As of and for
	As of and for the		the Year Ended
	Nine Months Ended September 30,		December 31,
	2008	2007	2007
	(dollar amounts in thousands)
Balances at beginning of period	$311,606	$290,048	$290,048
Medical claims and benefits payable from business acquired	—	—	14,876
Components of medical care costs related to:
Current year	1,996,385	1,568,949	2,136,381
Prior years	(59,854)	(49,705)	(56,298)

Total medical care costs	1,936,531	1,519,244	2,080,083
Payments for medical care costs related to:
Current year	1,721,191	1,278,321	1,851,035
Prior years	228,159	222,249	222,366

Total paid	1,949,350	1,500,570	2,073,401

Balances at end of period	$298,787	$308,722	$311,606

Benefit from prior period as a percentage of balance at beginning of period	19.2%	17.1%	19.4%
Benefit from prior period as a percentage of premium revenue	2.6%	2.8%	2.3%
Benefit from prior period as a percentage of total medical care costs	3.1%	3.1%	2.7%

			As of and for
	As of and for the		the Year Ended
	Nine Months Ended September 30,		December 31,
	2008	2007	2007
	(dollar amounts in thousands)
Days in claims payable	44	54	52
Number of members at end of period	1,239,000	1,070,000	1,149,000
Number of claims in inventory at end of period	131,100	179,200	161,400
Billed charges of claims in inventory at end of period	$147,100	$231,800	$212,000
Claims in inventory per member at end of period	0.11	0.17	0.14
Number of claims received during the period	8,234,500	6,959,000	9,578,900
Billed charges of claims received during the period	$5,754,700	$4,477,500	$6,190,900
Inflation
     We use various strategies to mitigate the negative effects of health care cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted providers, our health plans emphasize preventive health care and the appropriate use of specialty and hospital services. There can be no assurance, however, that our strategies to mitigate health care cost inflation will be successful. Competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and customers, applicable regulations, or other factors may affect our ability to control health care costs.
Compliance Costs
     Our health plans are regulated by both state and federal government agencies. Regulation of managed care products and health care services is an evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules occur frequently. Compliance with such laws and rules may lead to additional costs related to the implementation of additional systems, procedures, and programs that we have not yet identified.
Forward Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. All statements, other than statements of historical facts, that we include in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated as a result of, but not limited to, the following factors:
•	the achievement of savings from the successful management of the medical care ratios of our health plans;

•	an increase in enrollment in both our Medicaid and Medicare populations consistent with our expectations;

•	our ability to reduce administrative costs in the event enrollment or revenue is lower than expected;

•	increased administrative costs in support of the Company’s efforts to expand Medicare membership;

•	our ability to accurately estimate incurred but not reported medical costs;

•	federal and state budgetary crises and difficulties in funding the government-sponsored health care programs in which we participate due to current economic conditions, particularly in the states of California, Michigan, Missouri, and Ohio;

•	the impact of the Rogers Amendment to the Deficit Reduction Act of 2005 regarding the rates to be paid to non-contracting hospitals by our California health plan;

•	the continuation and extension of the injunction regarding provider rate reductions in California;

•	changes in market interest rates;

•	disruptions in the credit market and the availability of credit on reasonable terms;

•	the potential termination or expiration without renewal of the government contracts of our health plans;

•	the imposition of fines or assessments by state or federal regulators for perceived operating deficiencies;

•	our dependence upon a relatively small number of government contracts and subcontracts for our revenue;

•	limitations in our ability to control our medical costs and other operating expenses;

•	risks related to our new Medicare Advantage plans, including retroactive risk adjustments, governmental funding, compliance issues, and confusion regarding the new plans among Medicare beneficiaries, providers, pharmacists, and regulators;

•	the successful and cost-effective integration of Florida NetPASS and its members, including risks related to our lack of prior operating experience in Florida;

•	the availability of adequate financing to fund and/or capitalize our acquisitions and start-up activities, including the current crisis in the credit markets and the resulting inability of companies to borrow funds;

•	risks related to the liquidity and value of our auction rate securities;

•	the inability of the reinsurer to pay any of the insurance claims under the life and annuity policies ceded to it by Molina Healthcare Insurance Company;

•	membership eligibility processes and methodologies;

•	unexpected changes in demographics, member utilization patterns, healthcare practices, or healthcare technologies;

•	high dollar claims related to catastrophic illness or conditions, increases in respiratory illnesses, or increases in the number of premature infants among our plans’ members;

•	risks related to the continued solvency of our major providers and provider groups;

•	failure to maintain effective, efficient, and secure information systems and claims processing technology;

•	the unfavorable resolution of pending litigation or arbitration;

•	risks associated with the potential negative perception among regulators, governmental representatives, and the public of abuses occurring within the Medicaid or Medicare managed care sectors and the association or general attribution of such negative perceptions to us;

•	risks associated with our $200 million of Notes;

•	epidemics such as the avian flu;

•	changes to government laws and regulations or in the interpretation and enforcement of those laws and regulations; and

•	general economic and market conditions.
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
     As of September 30, 2008, we held investments in auction rate securities, totaling $70.8 million, with a fair value of $63.8 million, which are required to be measured at fair value on a recurring basis. Our auction rate securities are designated as available-for-sale securities and are reflected at fair value. Prior to January 1, 2008, these securities were recorded at fair value based on quoted prices in active markets (i.e., SFAS 157 Level 1 data). Liquidity for these auction rate securities is typically provided by an auction process which allows holders to sell their notes, and which resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. However, due to recent events in the credit markets, the auction events for some of these instruments failed during for the nine months ended September 30, 2008. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. Therefore, the fair values of these securities were estimated using a discounted cash flow analysis or other type of valuation model as of September 30, 2008. These analyses considered, among other things, the collateralization underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties.
     As a result of the declines in fair value for our investments in auction rate securities, which we deem to be temporary and attribute to liquidity issues rather than to credit issues, we have recorded an unrealized loss of $6.9 million to accumulated other comprehensive income for the nine months ended September 30, 2008. Substantially all of the $63.8 million in auction rate security instruments held by us at September 30, 2008 were in securities collateralized by student loans, which loans are guaranteed by the U.S. government. Due to our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as non-current, and have included them in investments on the unaudited condensed consolidated balance sheet at September 30, 2008. As of September 30, 2008, we continue to earn interest on our auction rate security instruments. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income. If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.
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
     Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     We are involved in legal actions in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. The outcome of such legal actions is inherently uncertain. Nevertheless, we believe that these actions (including the previously disclosed Starko and Ward litigation matters), when finally concluded and determined, are not likely to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, and results of operations and you should carefully consider them. The following risk factors were identified or reevaluated by the Company during the third quarter and are a supplement to those risk factors included as part of Item 1A., Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008, as updated by Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 8, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 30, 2008.

The value of our investments is influenced by varying economic and market conditions, and a decrease in value could have an adverse effect on our results of operations, liquidity, and financial condition.
     As of September 30, 2008, we had investments totaling $227.5 million. Of the $227.5 million total, $163.7 million are classified as current assets, $63.8 million are classified as non-current assets, and all of them are designated as available-for-sale investment securities. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. For our available-for-sale investments and held-to-maturity investments, if a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is recorded as an expense.
     In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, recommendations of investment advisors and forecasts of economic, market, or industry trends. This review process also entails an evaluation of our ability and intent to hold individual securities until they mature or full cost can be recovered.
     The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. As a result of the decline in fair value of our investments in auction rate securities, we recorded unrealized losses, net of tax at the combined federal and state statutory rate, of $1.2 million and $4.3 million for the three and nine months ended September 30, 2008, respectively, to accumulated other comprehensive (loss) income. Over time, the economic and market environment may further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods which could have an adverse effect on our results of operations, liquidity, and financial condition.
Adverse credit market conditions may have a material adverse effect on our liquidity or our ability to obtain credit on acceptable terms or at all.
     The securities and credit markets have been experiencing significant volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital, if available, may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.

The re-implementation of the California provider rate reduction could have an adverse effect on our results of operations, liquidity, and financial condition.
     On July 1, 2008, the California Department of Health Care Services (DHCS) implemented a 10 percent payment reduction for providers of various medical services under the Medi-Cal program. On August 18, 2008, the U.S. District Court issued a preliminary injunction to halt certain portions of the rate reduction. As a result of the issuance of the injunction, the payments being made to these medical providers as of August 18, 2008 reverted to the rates that were being paid to them prior to July 1st when the rate reduction was first implemented. Litigation to have the rate reduction set aside is currently continuing. In the event such litigation is unsuccessful, the injunction is lifted, or the provider rate reduction is otherwise re-implemented, the resulting impact on the rates paid to our California health plan could have an adverse effect on our results of operations, liquidity, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     As publicly announced on July 23, 2008, our board of directors authorized the repurchase of up to one million shares of our common stock. Purchases of common stock made by or on behalf of the Company during the quarter ended September 30, 2008 are set forth below:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares That May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the Plans
	Purchased	Paid per Share	Programs	or Programs
July 1— July 31, 2008	—	—	—	$15,000,000
August 1 — August 31, 2008	20,402	$29.9593	20,402	14,388,159
September 1 — September 30, 2008	70,125	$29.9761	70,125	12,283,983

Total	90,527	$29.9723	90,527	$12,283,983

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
Dated: November 4, 2008

/s/ John C. Molina, J.D.

John C. Molina, J.D. Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: November 4, 2008

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