Form 10-K
period 2008-12-31
MOLINA HEALTHCARE INC
filed 2009-03-16
CIK 1179929

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2008, the last business day of our most recently completed second fiscal quarter, was approximately $300 million (based upon the closing price for shares of the Registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2008).

As of March 13, 2009, approximately 26,066,000 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on April 28, 2009 are incorporated by reference into Part III of this Form 10-K.

MOLINA HEALTHCARE, INC.

Form 10-K

PART I

Item 1:	Business

Overview

We are a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid, Medicare, and other government-sponsored programs for low-income families and individuals. We conduct our business primarily through 10 licensed health plans in the states of California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those 10 states, each of which is licensed as a health maintenance organization. Our revenues are derived primarily from premium revenues paid to our health plans by the relevant state Medicaid authority, which revenues are jointly financed by the federal government and the states. Increasingly, we also derive revenues from the federal Centers for Medicare and Medicaid Services, or CMS, in connection with our Medicare services.

The payments made to our health plans generally represent an agreed upon amount per member per month, or a “capitation” amount, which is paid regardless of whether the member utilizes any medical services in that month or whether the member utilizes medical services in excess of the capitation amount. Each of our health plans (with the exception of our Utah plan whose Medicaid business was not capitated in 2008) is thus financially “at risk” for the medical care of its members. Each health plan arranges for health care services for its members by contracting with health care providers in the relevant communities or states, including contracting with primary care physicians, specialist physicians, physician groups, hospitals, and other medical care providers. Our California health plan also operates 17 of its own primary care community clinics. Various core administrative functions of our health plans — primarily claims processing, information systems, and finance — are centralized at our corporate parent in Long Beach, California. As of December 31, 2008, approximately 1,256,000 members were enrolled in our ten health plans.

Dr. C. David Molina founded our company in 1980 under the name “Molina Medical Centers” as a provider organization serving the Medicaid population in Southern California through a network of primary care clinics. Since then, we have increased our membership through the start-up development of new health plan operations, the acquisition of existing health plans, and internal or organic growth. In 1997, we established our Utah health plan as a start-up operation. In 1999, we incorporated in California as the parent company of our California and Utah health plan subsidiaries under the name “American Family Care, Inc.” In late 1999, we acquired our Michigan and Washington health plans. In March 2000, we changed our name to Molina Healthcare, Inc. In June 2003, we reincorporated from California to Delaware, and in July 2003 we completed our initial public offering of common stock and listed our shares for trading on the New York Stock Exchange under the trading symbol, MOH. In July 2004, we acquired our New Mexico health plan. Our start-up health plan in Ohio began operations in December 2005. On January 1, 2006, our health plans in California, Michigan, Utah, and Washington began operating Medicare Advantage Special Needs Plans in their respective states. In May 2006, we acquired Cape Health Plan in Michigan, merging it into our Michigan health plan effective December 31, 2006. Our start-up health plan in Texas began operations in September 2006. On January 1, 2007, our health plans in California, Michigan, Nevada, New Mexico, Texas, Utah, and Washington began enrolling members in Medicare Advantage plans with prescription drug coverage, or MA-PD plans. In June 2007, we organized a health plan in Nevada that serves only Medicare members. In November 2007, we acquired Alliance For Community Health LLC, doing business as Mercy CarePlus, a licensed health plan in Missouri. In January 2008, our health plans in New Mexico and Texas also began operating Medicare Advantage Special Needs Plans. In late December 2008, we began enrolling members in our Florida health plan.

Our members have distinct social and medical needs and come from diverse cultural, ethnic, and linguistic backgrounds. From our inception, we have focused exclusively on serving financially vulnerable individuals enrolled in government-sponsored health care programs. Our success has resulted from our extensive experience with meeting the needs of our members, including over 28 years of experience in operating community-based primary care clinics, our cultural and linguistic expertise, our education and outreach programs, our expertise in working with government agencies, and our focus on operational and administrative efficiencies.

Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666. Our website is www.molinahealthcare.com.

Information contained on our website or linked to our website is not incorporated by reference into, or as part of, this annual report. Unless the context otherwise requires, references to “Molina Healthcare,” the “Company,” “we,” “our,” and “us” herein refer to Molina Healthcare, Inc. and its subsidiaries. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, are available free of charge on our website, www.molinahealthcare.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information regarding our officers and directors, and copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and our Audit, Compensation, and Corporate Governance and Nominating Committee Charters, are also available on our website. Such information is also available in print upon the request of any stockholder to our Investor Relations Department at the address of our executive offices set forth above. In accordance with New York Stock Exchange (“NYSE”) rules, on June 9, 2008, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Our Industry

The Medicaid and CHIP Programs.  Established in 1965, the Medicaid program is an entitlement program funded jointly by the federal and state governments and administered by the states. The Medicaid program provides health care benefits to low-income families and individuals. Each state establishes its own eligibility standards, benefit packages, payment rates, and program administration within broad federal statutory and regulatory guidelines. The most common state-administered Medicaid program is the Temporary Assistance for Needy Families program, or TANF (often pronounced “TAN-if”). TANF is the successor to the Aid to Families with Dependent Children program, or AFDC, and most enrolled members are mothers and their children. Another common state-administered Medicaid program is for the aged, blind, or disabled, or ABD Medicaid members, who do not qualify under other Medicaid coverage categories. Although state programs must meet minimum federal standards, states have significant flexibility in determining eligibility thresholds, the amount of covered services, and payment rates for providers.

In addition, the Children’s Health Insurance Program, known widely by the acronym, CHIP, is a joint federal and state matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage, but not enough to afford commercial health insurance. States have the option of administering CHIP through their Medicaid programs.

The federal government pays a portion of the costs that states incur to provide services to Medicaid enrollees. The proportion of states’ costs that the federal government pays is based on the “federal medical assistance percentage,” or FMAP. The percentage for each state is determined through a formula that assigns a higher federal reimbursement rate to states that have lower income per capita (and vice versa) relative to the national average. The average matching rate that the federal government pays is 57 percent nationwide; states contribute the remaining 43 percent. The federal matching rates have both a floor (50 percent) and a ceiling (83 percent). The matching rates for CHIP are approximately one-third higher than those under Medicaid. Generally, states have more programmatic flexibility in CHIP than in Medicaid.

As part of the American Recovery and Reinvestment Act of 2009 enacted on February 17, 2009, states will receive approximately $87 billion in assistance for their Medicaid programs through a temporary increase in the FMAP match rate. The funding is effective retroactively from October 1, 2008 to December 31, 2010. Under the American Recovery and Reinvestment Act of 2009, every state will receive a minimum FMAP increase of 6.2 percent. The balance of funding is based on unemployment rates in the states. In order to receive this additional FMAP increase, states may not reduce Medicaid eligibility levels below the eligibility levels that were in place on July 1, 2008. Medicaid is classified as an entitlement, and therefore there is no limit on the federal funds that may be expended. Federal payments for Medicaid are limited only by the amount states are willing and able to spend. Nevertheless, budgetary constraints at both the federal and state levels may limit the benefits paid and the number of members served by Medicaid. CHIP, however, is a capped allotment. Pursuant to the Children’s Health Insurance

Program Reauthorization Act of 2009 enacted on February 4, 2009, CHIP was reauthorized and expanded to cover up to a total of 11 million children by 2011. The legislation also provides an additional $32.8 billion in funding over the next four and a half years, and allows states to expand coverage up to 300 percent of the federal poverty level. CHIP will continue to be funded at an enhanced match, with the minimum federal amount being 65 percent.

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

Medicare Advantage Plans.  During 2008, each of our health plans in California, Michigan, Nevada, New Mexico, Texas, Utah, and Washington operated Medicare Advantage plans, each of which included a mandatory Part D prescription drug benefit. Our Medicare Advantage special needs plans, or SNPs, operate under the trade name, Molina Medicare Options Plus, and serve those beneficiaries who are dually eligible for both Medicare and Medicaid such as low-income seniors and people with disabilities. Our Medicare Advantage Prescription Drug plans, or MA-PDs, operate under the trade name, Molina Medicare Options. Although our MA-PD benefit plans do not exclusively enroll dual eligible beneficiaries, the plans’ benefit structure is designed to appeal to lower income beneficiaries. We believe offering these Medicaid plans is consistent with our historical mission of serving low-income and medically underserved families and individuals. None of our health plans operate a Medicare Advantage private fee-for-service plan. Total enrollment in our Medicare Advantage plans at December 31, 2008 was approximately 8,000 members. Our 2008 premium revenues from Medicare across all health plans represented approximately 3.1% of our total premium revenues.

Other Government Programs for Low Income Individuals.  In certain instances, states have elected to provide medical benefits to individuals and families who do not qualify for Medicaid. Such programs are often administered in a manner similar to Medicaid and CHIP, but without federal matching funds. At December 31, 2008, our Washington health plan served approximately 26,000 such members under one such program, that state’s “Basic Health Plan.”

Our Approach

We focus on serving financially vulnerable families and individuals who receive health care benefits through government-sponsored programs within a managed care model. These families and individuals generally represent diverse cultures and ethnicities. Many have had limited educational opportunities and do not speak English as their first language. Lack of adequate transportation is common. We believe we are well-positioned to capitalize on the growth opportunities in serving these members. Our approach to managed care is based on the following key attributes:

Experience.  For over 28 years we have focused on serving Medicaid beneficiaries as both a health plan and as a provider. We have developed and forged strong relationships with the constituents whom we serve — members, providers, and government agencies. Our ability to deliver quality care and to establish and maintain provider networks, as well as our administrative efficiency, has allowed us to compete successfully for government contracts. We have a strong record of obtaining and renewing contracts and have developed significant expertise as a government contractor.

Administrative Efficiency.  We have centralized and standardized various functions and practices across all of our health plans to increase administrative efficiency. The steps we have taken include centralizing claims processing and information services onto a single platform. We have standardized medical management programs, pharmacy benefits management contracts, and health education programs. In addition, we have designed our administrative and operational infrastructure to be scalable for cost-effective expansion into new and existing markets.

Proven Expansion Capability.  We have successfully replicated our business model through the acquisition of health plans, the start-up development of new operations, and the transition of members from other health plans. The successful integration of our New Mexico and Missouri health plans demonstrated our ability to expand into states in which we had not previously had any presence. The establishment of our health plans in Utah, Ohio, and Texas reflects our ability to replicate our business model on a start-up basis in new states, while contract acquisitions in California, Michigan, and Washington have demonstrated our ability to expand our operations within states in which we were already operating.

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

Our California health plan operates 17 company-owned primary care clinics in California. In addition, on July 1, 2008, our unlicensed subsidiary in Virginia began to manage the Fairfax County Community Health Care Network. This network consists of three county-owned clinics, providing comprehensive medical services to over 12,000 of Fairfax County’s uninsured residents. We believe that our clinics serve a useful role in providing certain communities with access to primary care and providing us with insights into physician practice patterns, first-hand knowledge of the needs of our members, and a platform to pilot new programs.

Cultural and Linguistic Expertise.  We have over 28 years of experience developing targeted health care programs for culturally diverse Medicaid members, and believe we are well-qualified to successfully serve these populations. We contract with a diverse network of community-oriented providers who have the capabilities to address the linguistic and cultural needs of our members. We educate employees and providers about the differing needs among our members. We develop member education materials in a variety of media and languages and ensure that the literacy level is appropriate for our target audience.

Medical Management.  We believe that our experience as a health care provider has helped us to improve medical outcomes for our members while at the same time enhancing the cost-effectiveness of care. We carefully monitor day-to-day medical management to provide appropriate care to our members, contain costs, and ensure an efficient delivery network. We have developed disease management and health education programs that address the particular health care needs of our members. We have established pharmacy management programs and policies that have allowed us to manage our pharmaceutical costs effectively. For example, our staff pharmacists educate our providers on the use of generic drugs rather than brand drugs.

Our Strategy

Our objective is to be an innovative health care leader providing quality care and accessible services in an efficient and caring manner to Medicaid, CHIP, Medicare, and other financially vulnerable members. To achieve this objective, we intend to:

Focus On Serving Financially Vulnerable Families And Individuals.  We believe that the Medicaid and low-income Medicare population, which is characterized by significant ethnic diversity, requires unique services to meet its health care needs. Our more than 28 years of experience in serving this population has provided us significant expertise in meeting the unique needs of our members.

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

•	Expand within existing markets. We expect to grow in existing markets by expanding our service areas and provider networks, increasing awareness of the Molina brand name, extending our services to new populations, maintaining positive provider relationships, and integrating members from other health plans.

•	Enter new strategic markets. We intend to enter new markets by acquiring existing businesses or building our own operations. We will focus our expansion in markets with competitive provider communities, supportive regulatory environments, significant size and, where possible, mandated Medicaid managed care enrollment.

Provide quality cost-effective care.  We will use our information systems, strong provider networks, and first-hand provider experience to further develop and utilize effective medical management and other programs that address the distinct needs of our members. While improving the quality of care, these programs also facilitate the cost-effective delivery of that care. To document our commitment to quality, each Molina Healthcare health plan has adopted goals: (1) to achieve or continue accreditation by the National Committee for Quality Assurance, or NCQA, and (2) to achieve scores under the Healthcare Effectiveness Data and Information Set (HEDIS) at the 75th percentile for Medicaid plans. It is our goal to be the health plan of choice, recognized for the quality and accessibility of our services. Financially vulnerable families and individuals covered by government programs have traditionally faced long-standing barriers to accessing care that include language, culture, and literacy. We want to be known for our ability to help others overcome these barriers. Among physicians, hospitals, and other providers, we want to be known for prompt and accurate payment of claims and sound medical decisions.

Leverage operational efficiencies.  Our centralized administrative infrastructure, flexible information systems, and dedication to controlling administrative costs provide economies of scale. We believe our administrative infrastructure has significant expansion capacity, allowing us to integrate new members from expansion within existing markets and entry into new markets.

Our Health Plans

As of December 31, 2008, our health plans were located in California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. Additionally, we operate three county primary care clinics in Virginia. An overview of our health plans and their principal governmental program contracts with the relevant state authority as of December 31, 2008 is provided below:

State	Expiration Date	Contract Description or Covered Program

California	3-31-10	Subcontract with Health Net for services to Medi-Cal members under Health Net’s Los Angeles County Two-Plan Model Medi-Cal contract with the California Department of Health Services (DHS).
California	12-31-12	Medi-Cal contract for Sacramento Geographic Managed Care Program with California Department of Health Services (DHS).
California	3-31-11	Two Plan Model Medi-Cal contract for Riverside and San Bernardino Counties (Inland Empire) with California Department of Health Services (DHS).
California	6-30-09	Medi-Cal contract for San Diego Geographic Managed Care Program with California Department of Health Services (DHS).
California	6-30-09	Healthy Families contract (California’s CHIP program) with California Managed Risk Medical Insurance Board (MRMIB).
Florida	8-31-09	Medicaid contract with the Florida Agency for Health Care Administration.
Michigan	9-30-09	Medicaid contract with State of Michigan.
Missouri	9-30-09	Medicaid contract with the Missouri Department of Social Services.
Nevada	12-31-09	Medicare Advantage contract with CMS.
New Mexico	6-30-09	Salud! Medicaid Managed Care Program contract (including CHIP) with New Mexico Human Services Department (HSD).
Ohio	6-30-09	Medicaid contract with Ohio Department of Job and Family Services (ODJFS).
Texas	8-31-10	Medicaid contract with Texas Health and Human Services Commission (HHSC).
Utah	6-30-09	Medicaid contract with Utah Department of Health.
Washington	12-31-09	Basic Health Plan and Basic Health Plus Programs contract with Washington State Health Care Authority (HCA).
Washington	12-31-09	Healthy Options Program (including Medicaid and CHIP) contract with State of Washington Department of Social and Health Services.

In addition to the foregoing, our health plans in California, Michigan, Nevada, New Mexico, Texas, Utah, and Washington have entered into a standardized form of contract with CMS with respect to their operation of a MA SNP, and our health plans in California, Michigan, Nevada, New Mexico, Texas, Utah, and Washington have also entered into a standardized form of contract with CMS with respect to their operations of an MA-PD plan. These contracts are renewed annually and were most recently renewed as of January 1, 2009.

Our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed. For example, our Indiana plan’s contract with the state of Indiana expired without being renewed effective December 31, 2006.

Our contracts with state and local governments determine the type and scope of health care services that we arrange for our members. Generally, our contracts require us to arrange for preventive care, office visits, inpatient and outpatient hospital and medical services, and pharmacy benefits. We are usually paid a negotiated amount per member per month, with the amount varying from contract to contract. Generally, that amount is higher in states where we are required to offer more extensive health benefits. We are also paid an additional amount for each newborn delivery in Michigan, Missouri, New Mexico, Ohio, Texas and Washington. Since July 2002, our Utah health plan has been reimbursed by the state for all medical costs incurred by its Medicaid members plus a 9%

administrative fee. Effective as of January 1, 2009, that administrative fee was reduced to 8%. In general, either party may terminate our state contracts with or without cause upon 30 days to nine months prior written notice. In addition, most of these contracts contain renewal options that are exercisable by the state.

California.  As of December 31, 2008, our California health plan served 322,000 members. We arrange health care services for our members either as a direct contractor to the state or through subcontracts with other health plans. Our plan serves the counties of Los Angeles, Riverside, San Bernardino, San Diego, Sacramento, and Yolo. Our Medi-Cal members in Los Angeles County are served pursuant to a subcontract we have entered into with Health Net, with Health Net in turn contracting with the state. Our California health plan also operates 17 of its own primary care community clinics.

Florida.  In August 2008, we announced our intention to acquire Florida NetPASS, LLC (“NetPASS”), a provider of care management and administrative services at that time to approximately 55,000 Florida MediPass members in South and Central Florida. In October 2008, we announced that our wholly owned subsidiary, Molina Healthcare of Florida, Inc., was awarded a Medicaid managed care contract by the state of Florida. The term of the contract commenced on December 1, 2008, at which time Molina Healthcare of Florida began its initial enrollment of NetPASS Medicaid members, with the full transition of NetPASS members expected to be completed by the third quarter of 2009. As of March 1, 2009, our Florida plan served approximately 17,000 members.

Michigan.  As of December 31, 2008, our Michigan health plan served 206,000 members, and operated in 42 of the state’s 83 counties, including the Detroit metropolitan area.

Missouri.  As of December 31, 2008, our Missouri health plan served 77,000 members, and operated in 57 of the state’s 114 counties. Our Missouri health plan was acquired effective November 1, 2007.

Nevada.  As of December 31, 2008, our Nevada health plan served approximately 700 Medicare members, and had no Medicaid enrollment. Our Nevada health plan became operational on June 1, 2007.

New Mexico.  As of December 31, 2008, our New Mexico health plan served 84,000 members, and operated in all of New Mexico’s 33 counties.

Ohio.  As of December 31, 2008, our Ohio health plan served 176,000 members, and operated in 50 of the state’s 88 counties.

Texas.  As of December 31, 2008, our Texas health plan served 31,000 members, serving STAR and CHIP members in 6 counties and STAR PLUS members in 13 counties. STAR stands for State of Texas Access Reform, and is Texas’ Medicaid managed care program. STAR PLUS is the Texas Medicaid managed care program serving the aged, blind or disabled and includes a long-term care component.

Utah.  As of December 31, 2008, our Utah health plan served 61,000 members (including 2,400 Medicare Advantage SNP members). Our Utah health plan serves Medicaid members in 26 of the state’s 29 counties, including the Salt Lake City metropolitan area, and CHIP members in all 29 counties.

Virginia.  On July 1, 2008, Molina Healthcare of Virginia, Inc. began to operate the Fairfax County Community Health Care Network. This network consists of three county clinics, providing comprehensive medical services to over 12,000 of the county’s uninsured residents.

Washington.  As of December 31, 2008, our Washington health plan served 299,000 members, and operated in 32 of the state’s 39 counties.

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

The following table shows the total approximate number of primary care physicians, specialists, and hospitals participating in our network as of December 31, 2008:

	Primary Care
	Physicians	Specialists	Hospitals

California	2,833	7,162	81
Florida	226	85	8
Michigan	2,103	4,319	66
Missouri	1,828	4,282	97
Nevada	706	2,091	27
New Mexico	1,511	5,799	60
Ohio	1,682	10,585	123
Texas	1,329	3,939	58
Utah	1,101	3,178	35
Washington	2,710	5,815	87

Total	16,029	47,255	642

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

Primary Care Clinics.  Our California health plan operates 17 company-owned primary care clinics in California staffed by our physicians, physician assistants, and nurse practitioners. These clinics are located in neighborhoods where our members live, and provide us a first-hand opportunity to understand the special needs of our members. The clinics assist us in developing and implementing community education, disease management, and other programs. The clinics also give us direct clinic management experience that enables us to better understand the needs of our contracted providers. In addition, we have a non-licensed subsidiary in Virginia which manages three health care clinics for Fairfax County.

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

Educational Programs.  Educational programs are an important aspect of our approach to health care delivery. These programs are designed to increase awareness of various diseases, conditions, and methods of prevention in a manner that supports our providers while meeting the unique needs of our members. For example, we provide our members with information to guide them through various episodes of care. This information, which is available in several languages, is designed to educate parents on the use of primary care physicians, emergency rooms, and nurse call centers.

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

We have designed our corporate website with a focus on ease of use and visual appeal. Our website has a secure ePortal which allows providers, members, and trading partners to access individualized data. The ePortal allows the following self-services:

•	Provider Self Services. Providers have the ability to access information regarding their members and claims. Key functionalities include Check Member Eligibility, View Claim, and View/Submit Authorizations.

•	Member Self Services. Members can access information regarding their personal data, and can perform the following key functionalities: View Benefits, Request New ID Card, Print Temporary ID Card, and Request Change of Address/PCP.

•	File Exchange Services. Various trading partners — such as service partners, providers, vendors, management companies, and individual IPAs — are able to exchange data files (HIPAA or any other proprietary format) with us using the file exchange functionality.

Best Practices.  We continuously seek to promote best practices. Our approach to quality is broad, encompassing traditional medical management and the improvement of our internal operations. We have staff assigned full-time to the development and implementation of a uniform, efficient, and quality-based medical care delivery model for our health plans. These employees coordinate and implement Company-wide programs and strategic initiatives such as preparation of the Health Employer Data and Information Set (HEDIS) and accreditation by the National Committee on Quality Assurance, or NCQA. We use measures established by the NCQA in credentialing the physicians in our network. We routinely use peer review to assess the quality of care rendered by providers. At December 31, 2008, six of our ten health plans were accredited by the NCQA. In January 2009, our Ohio health plan received its NCQA accreditation. Our Texas health plan expects to apply for NCQA accreditation review in 2009. Our Missouri plan will undergo NCQA review in 2010, and our Nevada plan expects to apply for NCQA review as soon as it is eligible.

Claims Processing.  All of our health plans operate on a single managed care platform for claims processing (the QNXT 3.4 system), with the exception of our Missouri plan which we expect will be migrated to the Molina standard platform in the fourth quarter of 2009.

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

Disaster Recovery.  We have established a disaster recovery and business resumption plan, with back-up operating sites, to be deployed in the case of a major disruptive event.

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

To operate a health plan in a given state, we must apply for and obtain a certificate of authority or license from that state. Our 10 operating health plans are licensed to operate as health maintenance organizations, or HMOs, in each of California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. In those states we are regulated by the agency with responsibility for the oversight of HMOs which, in most cases, is the state department of insurance. In California, however, the agency with responsibility for the oversight of HMOs is the Department of Managed Health Care. Licensing requirements are the same for us as they are for health plans serving commercial or Medicare members. We must demonstrate that our provider network is adequate, that our quality and utilization management processes comply with state requirements, and that we have adequate procedures in place for responding to member and provider complaints and grievances. We must also demonstrate that we can meet requirements for the timely processing of provider claims, and that we can collect and analyze the information needed to manage our quality improvement activities. In addition, we must prove that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.

Each of our health plans is required to report quarterly on its operating results to the appropriate state regulatory agencies, and to undergo periodic examinations and reviews by the state in which it operates. The health plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds. Each health plan must maintain its net worth at an amount determined by statute or regulation. Any acquisition of another plan’s members must also be approved by the state, and our ability to invest in certain financial securities may be prescribed by statute.

In addition, we are also regulated by each state’s department of health services or the equivalent agency charged with oversight of Medicaid and CHIP. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

Medicaid.  Medicaid was established under the U.S. Social Security Act to provide medical assistance to the poor. Although both the federal and state governments jointly fund it, Medicaid is a state-operated and state-implemented program. Our contracts with the state Medicaid programs impose various requirements on us in addition to those imposed by applicable federal and state laws and regulations. Within broad guidelines established by the federal government, each state:

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

•	We must measure provider access and availability in terms of the time needed to reach the doctor’s office using public transportation;

•	Our quality improvement programs must emphasize member education and outreach and include measures designed to promote utilization of preventive services;

•	We must have linkages with schools, city or county health departments, and other community-based providers of health care, to demonstrate our ability to coordinate all of the sources from which our members may receive care;

•	We must be able to meet the needs of the disabled and others with special needs;

•	Our providers and member service representatives must be able to communicate with members who do not speak English or who are deaf; and

•	Our member handbook, newsletters, and other communications must be written at the prescribed reading level, and must be available in languages other than English.

In addition, we must demonstrate that we have the systems required to process enrollment information, to report on care and services provided, and to process claims for payment in a timely fashion. We must also have the financial resources needed to protect the state, our providers, and our members against the insolvency of one of our health plans.

Once awarded, our contracts generally have terms of one to four years, with renewal options at the discretion of the states. Our contracts generally set forth the requirements for operating in the Medicaid sector, and include provisions relating to: eligibility; enrollment and disenrollment processes; covered services; eligible providers; subcontractors; record-keeping and record retention; periodic financial and informational reporting; quality assurance; marketing; financial standards; timeliness of claims payments; health education and wellness and prevention programs; safeguarding of member information; fraud and abuse detection and reporting; grievance procedures; and organization and administrative systems. A health plan’s compliance with these requirements is subject to monitoring by state regulators. A health plan is subject to periodic comprehensive quality assurance evaluation by the insurance department of the jurisdiction that licenses the health plan, and must submit periodic utilization reports and other information to state or county Medicaid authorities. Health plans are not permitted to enroll members directly, and are permitted to market only in accordance with strict guidelines. Most health plans must also submit quarterly and annual statutory financial statements and utilization reports, as well as many other reports in accordance with individual state requirements.

Our health plans have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed. The Medicaid managed care contracts of our Michigan and Missouri health plans are each the subject of a new Request for Proposal, or RFP, during 2009.

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

The American Recovery and Reinvestment Act of 2009 further expands the coverage of HIPAA by, among other things, extending the privacy and security provisions, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations.

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

Employees

As of December 31, 2008, we had approximately 2,500 employees. Our employee base is multicultural and reflects the diverse Medicaid and Medicare membership we serve. We believe we have good relations with our employees. None of our employees is represented by a union.

Item 1A:	Risk Factors

RISK FACTORS

This annual report on Form 10-K and the documents we incorporate by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Other than statements of historical fact, all statements that we include in this report and in the documents we incorporate by reference may be deemed to be forward-looking statements for purposes of the Securities Act and the Exchange Act. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “will,” or similar words or expressions.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully read and consider the following risk factors, as well as the other information we include or incorporate by reference in this report and the information in the other reports we file with the SEC. Such risk factors should be considered not only with regard to the information contained in this annual report, but also with regard to the information and statements in the other periodic or current reports we file with the SEC, as well as our press releases, presentations to securities analysts or investors, or other communications made by or with the approval of one of our executive officers. We cannot guarantee that we will actually achieve the results contemplated or disclosed in our forward-looking statements. Such statements may turn out to be wrong due to the inherent uncertainties associated with future events. Accordingly, you should not place undue reliance on our forward-looking statements, which reflect management’s analyses, judgments, beliefs, or expectations only as of the date they are made.

If any of the events described in the following risk factors actually occur, our business, results of operations, financial condition, cash flows, or prospects could be materially adversely affected. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that may materially affect us. Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications.

Our profitability depends on our ability to accurately predict and effectively manage our medical care costs.

Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care cost ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has also varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care cost ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio for 2008 of 84.8% had been one percentage point higher, or 85.8%, our earnings for 2008 would have been $1.60 per diluted share rather than our actual 2008 earnings of $2.25 per diluted share, a 29% reduction in our earnings.

Factors that may affect our medical care costs include the level of utilization of health care services, increases in hospital costs, an increased incidence or acuity of high dollar claims related to catastrophic illnesses or medical conditions such as hemophilia for which we do not have adequate reinsurance coverage, increased maternity costs, payment rates that are not actuarially sound, changes in state eligibility certification methodologies, unexpected patterns in the annual flu season, relatively low levels of hospital and specialty provider competition in certain geographic areas, increases in the cost of pharmaceutical products and services, changes in health care regulations and practices, epidemics, new medical technologies, and other various external factors. Many of these factors are beyond our control and could reduce our ability to accurately predict and effectively manage the costs of providing health care services. The inability to forecast and manage our medical care costs or to establish and maintain a satisfactory medical care cost ratio, either with respect to a particular state health plan or across the consolidated entity, could have a material adverse effect on our business, financial condition, cash flows, or results of operations. For additional information regarding this risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

A failure to accurately estimate incurred but not reported medical care costs may negatively impact our results of operations.

Because of the time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such “incurred but not paid,” or IBNP medical care costs, are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer health plans in Florida and Missouri is impacted by the more limited claims payment history of those health plans. Likewise, our ability to accurately estimate claims for our newer lines of business or populations, such as with respect to Medicare Advantage or aged, blind or disabled Medicaid members, is impacted by the more limited experience we have had with those populations. Finally, with regard to the new Medicaid and CHIP members we expect to enroll in 2009 through organic growth due primarily to the recession, new members may be disproportionately costly due to high utilization in their first several months of Medicaid or CHIP membership as a result of their previously having been uninsured and therefore not seeking or deferring medical treatment.

The IBNR estimation methods we use and the resulting reserves that we establish are reviewed and updated, and adjustments, if deemed necessary, are reflected in the current period. Given the numerous uncertainties inherent in such estimates, our actual claims liabilities for a particular quarter or other period could differ significantly from the amounts estimated and reserved for that quarter or period. Our actual claims liabilities have varied and will continue to vary from our estimates, particularly in times of significant changes in utilization, medical cost trends, and populations and markets served.

If our actual liability for claims payments is higher than estimated, our earnings per share in any particular quarter or annual period could be negatively affected. Our estimates of IBNP may be inadequate in the future, which would negatively affect our results of operations for the relevant time period. Furthermore, if we are unable to accurately estimate IBNP, our ability to take timely corrective actions may be limited, further exacerbating the extent of the negative impact on our results. For additional information regarding this risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

The 2008-’09 recession and resulting pressures on state budgets may result in funding for Medicaid or CHIP that does not keep pace with the growth in member enrollment.

As a result of the current recession and rising unemployment levels, overall Medicaid enrollment and Medicaid costs are projected to increase in 2009. In addition, the federal government recently approved a significant expansion of the CHIP program, which should lead to increased CHIP enrollment and costs.

However, most state governments are currently facing significant budget shortfalls for their 2009 and 2010 fiscal years. These budget pressures have already caused many states to cut their spending, to tap into their budget reserves, and to seek to raise revenues in order to balance their budgets. Because governmental health care programs account for such a large portion of state budgets, efforts to contain overall government spending and to achieve a balanced budget often result in significant political pressure being directed at the funding for these health care programs. With the exception of the relatively small portion of our revenues which come from Medicare, nearly all of our premium revenues are derived from the joint federal and state funding of the Medicaid and CHIP programs. Thus, the completeness of the funding under our various state contracts, or the rate increases we expect to receive during the course of a year, can be jeopardized during times of state budget crises. All of the states in which we currently operate our health plans — with the sole exception of Texas — are currently facing significant budgetary pressures.

In recognition of this problem and to help ease the pressure caused by shortfalls in state budgets, the federal government enacted on February 17, 2009 the American Recovery and Reinvestment Act of 2009. As part of this legislation, the federal government increased the amount of funding for federal Medicaid matching by approximately $87 billion for the period between October 1, 2008 and December 31, 2010. The actual matching percentage is computed from a formula that takes into account the average per capita income for each state relative to the national average, and a state’s unemployment rate. As a result of the passage of this legislation, the share of Medicaid costs that are paid for by the federal government will go up, and the share of costs that are paid for by the states will go down.

However, in order for states to receive these increased federal matching funds, they must first budget for and actually spend their own state dollars to cover their additional Medicaid and CHIP members. Medicaid spending will therefore be driven by states’ available revenues. State governments may have insufficient funds in order to fully fund these programs or provide for expanded enrollment. As a result, states may seek to cut or revise health care programs, optional benefits, eligibility criteria, or provider rates, causing the funding of one or more of our state contracts to be curtailed or cut off. In addition, the timing of payments we receive may be impacted by state budget shortfalls. As an example, during 2008 some monthly payments made by the state of California to our California health plan were several months late, which may occur again during 2009. Any of these events could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

There are numerous risks associated with the growth and operation of our Ohio health plan.

Membership at our Ohio health plan has grown rapidly, and the medical care ratio of our Ohio health plan has been substantially higher than that historically experienced by the Company as a whole. At the beginning of 2008, we had projected that the medical care ratio of our Ohio plan would be 88% for the full year. The actual medical care ratio of our Ohio health plan for full year 2008 was 91.1%. For full year 2009, as the result of risk adjustment payments we expect to receive with respect to our Ohio ABD members, the expected benefits from our in-sourcing of behavioral health, and the expected savings derived from our provider re-contracting efforts, we have projected that we can lower the medical care ratio of our Ohio health plan to approximately 87%. In the event these efforts are unsuccessful, the predicted savings are not realized, or we are otherwise unable to lower the medical care ratio of our Ohio health plan, the higher-than-expected medical care ratio of that plan could negatively impact the financial performance of the Company as a whole.

In addition, the lower amount of experience of our Ohio Medicaid and ABD members in accessing managed care and of our local providers in coordinating managed care services for their patients may also contribute to a higher than average medical care ratio. Further, as our Ohio plan continues to grow, we will be required to increase the amount of regulatory capital we contribute to it. In 2008, we were required to contribute $18.4 million in additional regulatory capital to our Ohio plan. If we are required to contribute additional capital in the future, our existing cash balances or cash from operations may not be sufficient to cover such payments, in which case we would be required to draw down on our credit facility or obtain additional financing from another source and thereby incur additional indebtedness. In the event we are unable to lower our medical care ratio in Ohio, or if the Ohio plan requires a disproportionate investment of corporate resources or is otherwise unsuccessful, the poor performance of that health plan could detrimentally impact the financial performance of the Company as a whole.

If our government contracts are not renewed or are terminated, or if the responsive bids of our health plans for new Medicaid contracts are not successful, including the 2009 bids of our Michigan and Missouri health plans, our premium revenues could be materially reduced and our operating results could be negatively impacted.

Our government contracts generally run for periods of one year to four years, and may be successively extended by amendment for additional periods if the relevant state agency so elects. Our current contracts expire on various dates over the next several years. There is no guarantee that any of our government contracts will be renewed or extended. Moreover, our contracts may be subject to periodic competitive bidding. As an example, the Medicaid contracts of our Michigan and Missouri health plans both expire on September 30, 2009. These health plans will be required to submit bids in response to the requests for proposals of the Medicaid authorities in each of Michigan and Missouri. In the event the responsive bids of our health plans are not successful, we will lose our Medicaid contract in the applicable state, and our premium revenues could be materially reduced as a result. Alternatively, even if our responsive bids are successful, they may be based upon assumptions regarding enrollment, utilization, medical costs, or other factors which could result in the Medicaid contract being less profitable than we had expected or had previously been the case.

In addition, all of our contracts may be terminated for cause if we breach a material provision of the contract or violate relevant laws or regulations. Our contracts with the states are also subject to cancellation by the state in the event of unavailability of state or federal funding. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required. In addition, most contracts are terminable without cause. We may face increased competition as other plans, many with greater financial resources and greater name recognition, attempt to enter our markets through the contracting process. If we are unable to renew, successfully re-bid, or compete for any of our government contracts, or if any of our contracts are terminated or renewed on less favorable terms, our business, financial condition, cash flows, or results of operations could be adversely affected.

We derive our premium revenues from a relatively small number of state health plans.

We currently derive our premium revenues from ten state health plans. If we were unable to continue to operate in any of those ten states — and in particular in the plans we operate in the states of Washington, Ohio, Michigan, California, or New Mexico — or if our current operations in any portion of the states we are in were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on significant rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or an unexpected increase in utilization, general economic conditions, and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, cash flows, or results of operations.

Portions of our premium revenue are subject to accounting estimates or retroactive adjustment.

Certain elements of the premium revenue earned by our New Mexico, Ohio, Texas, and Utah health plans, and by our Medicare Advantage plans, are subject to accounting estimates. Such estimates may subsequently prove to be inaccurate or may require adjustment based upon factual developments. If our accounting estimates with respect to our anticipated premiums are inaccurate or previously recognized premiums require retroactive adjustment, the change in our revenues could have a material adverse effect on our business, financial condition, cash flows, or results of operations. For additional information regarding this risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue.”

Our business may be negatively affected by major governmental health care reform proposals.

In response to dramatically escalating health care costs and the large and growing number of uninsured Americans, legislative proposals that would reform the health care system have been advanced by Congress and state legislatures and are currently pending at the federal and state levels. These changes include policy changes that would fundamentally change the dynamics of the health care industry, such as having the federal government assume a larger role in the health care industry, or effecting a fundamental restructuring of the Medicare or Medicaid programs. These proposals may also affect certain aspects of our business, including contracting with providers, provider reimbursement methods and payment rates, coverage determinations, mandated benefits, minimum medical expenditures, claims payment and processing, drug utilization and patient safety efforts, collection, use, disclosure, maintenance, and disposal of individually identifiable health information or personal health records.

We cannot predict if any of these initiatives will ultimately become law, or, if enacted, what their terms or the regulations promulgated pursuant to such laws will be, but their enactment could increase our costs, expose us to expanded liability and require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our operating results could be adversely affected by such changes even if we correctly predict their occurrence.

In the event the grandfathering of the Medicaid managed care organization provider tax in the states of California, Missouri, and Ohio is not extended past September 30, 2009 or replacement state programs are not enacted, the Medicaid funds available for managed care organization in those states, including for our health plans, could be materially reduced.

Section 1903(w) of the Social Security Act permits states to receive federal matching Medicaid funds for revenues collected through health care-related taxes. Some states use these taxes to fund increased payment rates to providers, thereby effectively increasing the state’s federal matching rates. The statute defines the term “tax” to include any licensing fee, assessment, or other payment mandated by the state. Prior to the enactment of the Deficit Reduction Act of 2005 (the “Deficit Reduction Act”), the law had permitted a state to define the class of items provided by managed care organizations to mean only revenues received for Medicaid services. However, the Deficit Reduction Act effectively eliminated the future use of such a tax by requiring states to apply the tax broadly to revenue received by health plans for all services provided, including services provided by commercial health plans to commercial health plan members. But for eight states that previously had had managed care organization provider taxes in place targeting only Medicaid health plan services, the Deficit Reduction Act delayed the effective date of this change to October 1, 2009. Included among those eight grandfathered states were four states in which we currently operate health plans: California, Michigan, Missouri, and Ohio. Since the adoption of the Deficit Reduction Act, those four states have continued to collect a provider tax on Medicaid managed care organizations, which has resulted in additional federal Medicaid matching funds being available in those states for distribution to Medicaid managed care organizations. These states depend upon revenues raised through their Medicaid managed care organization provider tax to help them fund their Medicaid programs.

The affected states are now considering how to comply with the expiration of the Deficit Reduction Act grandfather clause on September 30, 2009. One option would be for them to eliminate the managed care organization provider tax and replace the lost funds with increases in other Medicaid provider taxes. Another option would be to modify the existing managed care organization provider tax to meet the requirements for a “broad-based” tax that is imposed on both Medicaid and non-Medicaid covered services. One of the affected states — Michigan — has recently enacted a law which, effective as of April 1, 2009, repeals the existing managed care organization provider tax and introduces a new use tax on entities that have a contract to provide Medicaid services, thus effectively resolving the issue in that state. In the event Congress does not further grandfather the Medicaid managed care organization provider tax in the states of California, Missouri, and Ohio to support their Medicaid programs, or if local state programs are not adopted in its place, the loss of state and federal matching Medicaid funds in those states starting in October 2009 could materially reduce the revenues of our California, Missouri, and Ohio health plans, thereby negatively affecting our business, financial condition, cash flows, or results of operations.

A sustained drop in the rate of interest earned on our invested balances could adversely affect our revenues.

Our revenues from invested balances in 2008 were $21.1 million, whereas our revenues from invested balances in 2007 were $30.1 million. If the rate of return on our invested balances in 2008 had matched the rate of return experienced in 2007, our year-over-year earnings would have increased by 23% rather than the 10% increase actually experienced. Thus, prevailing interest rates during the year can have a significant impact on our revenues and earnings. We have projected that, on average in fiscal year 2009, our invested balances will earn interest at the rate of at least 2%. Our invested balances earned an average of 3.0% in 2008. In the event the interest earned on our invested balances throughout 2009 averages less than 2% per annum, our business, financial condition, cash flows, or results of operations could be adversely affected.

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

During 2009, we intend to continue to invest in the infrastructure necessary to grow our Medicare program. We have projected that we will have enrolled 12,000 Medicare members by the end of 2009. In the event we are unable to enroll as many Medicare members as we project or if we are unable to quickly develop our Medicare expertise and adapt to the differing requirements and needs of the Medicare program and Medicare members, our business strategy may be unsuccessful and our business, financial condition, cash flows, or results of operations could be adversely affected.

Failure to attain profitability in any new start-up operations could negatively affect our results of operations.

Start-up costs associated with a new business can be substantial. For example, to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, have infrastructure and required systems in place, and demonstrate our ability to obtain a state contract and process claims. Often we are also required to contribute significant capital to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties. If we were unsuccessful in obtaining the certificate of authority, winning the bid to provide services, or attracting members in sufficient numbers to cover our costs, any new business of ours would fail. We also could be required by the state to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or to recover our significant start-up costs.

Even if we are successful in establishing a profitable health plan in a new state, increasing membership, revenues, and medical costs will trigger increased mandated net worth requirements which could substantially exceed the net income generated by the health plan. Rapid growth in an existing state will also create increased net worth requirements. In such circumstances we may not be able to fund on a timely basis or at all the increased net worth requirements with our available cash resources. The expenses associated with starting up a health plan in a new state or expanding a health plan in an existing state could have a significant adverse impact on our business, financial condition, cash flows, or results of operations.

Difficulties in executing our acquisition strategy could adversely affect our business.

The acquisitions of other health plans and the assignment and assumption of Medicaid contract rights of other health plans have accounted for a significant amount of our growth over the last several years. Although we cannot predict with certainty our rate of growth as the result of acquisitions, we believe that additional acquisitions of all sizes will be important to our future growth strategy. Many of the other potential purchasers of these assets

— particularly operators of large commercial health plans — have significantly greater financial resources than we do. Also, many of the sellers may insist on selling assets that we do not want, such as commercial lines of business, or may insist on transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us or obtain the necessary financing for these acquisitions. Further, to the extent we complete an acquisition, we may be unable to realize the anticipated benefits from such acquisition because of operational factors or difficulty in integrating the acquisition with our existing business. This may include problems involving the integration of:

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

Restrictions and covenants in our credit facility may limit our ability to make certain acquisitions or reduce our liquidity and capital resources.

To provide liquidity, we have a $200 million senior secured credit facility that matures in May 2012. As of December 31, 2008, we had no outstanding indebtedness under our credit facility. Our credit facility imposes numerous restrictions and covenants, including prescribed consolidated leverage and fixed charge coverage ratios, net worth requirements, and acquisition limitations that restrict our financial and operating flexibility, including our ability to make certain acquisitions above specified values and declare dividends without lender approval. As a result of the restrictions and covenants imposed under our credit facility, our growth strategy may be negatively impacted by our inability to act with complete flexibility, or our inability to use our credit facility in the manner intended.

If we are in default at a time when funds under the credit facility are required to finance an acquisition, or if a proposed acquisition does not satisfy the pro forma financial requirements under our credit facility, we may be unable to use the credit facility in the manner intended. In addition, if we were to draw down on our credit facility, or incur other additional debt in the future, it could have an adverse effect on our business and future operations. For example, it could:

•	require us to dedicate a substantial portion of cash flow from operations to pay principal and interest on our debt, which would reduce funds available to fund future working capital, capital expenditures, and other general operating requirements;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; or

•	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, the financial institutions which form the lending syndicate under our credit facility have recently experienced significant losses. As a result, such financial institutions may be unable to fund a loan under our credit facility. In the event we default under our credit facility or our lenders are unable to fund a loan request under our credit facility, our operations, liquidity, and capital resources could be materially adversely affected.

Adverse credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.

The securities and credit markets have been experiencing extreme volatility and disruption over the past year. The availability of credit, from virtually all types of lenders, has been severely restricted. Such conditions may persist throughout 2009 and beyond. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility.

Our access to additional financing will depend on a variety of factors such as prevailing economic and credit market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, and perceptions of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms or at all. While we have not attempted to access the credit markets recently, we believe that if credit could be obtained, the terms and costs of such credit would be significantly less favorable to us than what was obtained in our most recent financings.

Ineffective management of our growth may negatively affect our business, financial condition, or results of operations.

Depending on acquisitions and other opportunities, we expect to continue to grow our membership and to expand into other markets. In fiscal year 2005, we had total premium revenue of $1.6 billion. In fiscal year 2008, we had total premium revenue of $3.0 billion, an increase of 88% over a four-year span. Continued rapid growth could place a significant strain on our management and on other Company resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train, and retain skilled employees, and our ability to implement and improve operational, financial, and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

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

The federal government and the governments of the states in which we operate frequently consider legislative and regulatory proposals regarding Medicaid reform and programmatic changes. Such proposals involve, among other things, changes in reimbursement or payment levels based on certain parameters or member characteristics, changes in eligibility for Medicaid, and changes in benefits covered such as pharmacy, behavioral health, or vision. Any of these changes could be made effective retroactively. If our cost increases resulting from these changes are not matched by commensurate increases in our revenue, we would be unable to make offsetting adjustments, such as supplemental premiums or changes in our benefit plans, as would a commercial health plan. Any such regulatory or programmatic reforms at either the federal or state level could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

We face periodic routine and non-routine reviews, audits, and investigations by government agencies, and these reviews and audits could have adverse findings, which could negatively impact our business.

We are subject to various routine and non-routine governmental reviews, audits, and investigations. Violation of the laws, regulations, or contract provisions governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide managed care services, the suspension or revocation of our licenses, the exclusion from participation in government sponsored health programs, or the revision and recoupment of past payments made based on audit findings. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, we might suffer a substantial reduction in profitability, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue. In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government. For instance, CMS announced in 2008 that it will perform audits of selected Medicare health plans each year to validate the coding practices of and supporting documentation maintained by care providers. These audits involve a review of medical records maintained by providers, including those in and out of network, and may result in retrospective or prospective adjustments to payments made to health plans pursuant to CMS Medicare contracts. The final amounts we ultimately receive under government contracts may be different from the amounts we initially recognize in our financial statements.

Our business depends on our information and medical management systems, and our inability to effectively integrate, manage, and keep secure our information and medical management systems, or to successfully migrate our main data processing facility to the new facility we are constructing in New Mexico, could disrupt our operations.

Our business is dependent on effective and secure information systems that assist us in, among other things, processing provider claims, monitoring utilization and other cost factors, supporting our medical management techniques, and providing data to our regulators. Our providers also depend upon our information systems for membership verifications, claims status, and other information. If we experience a reduction in the performance, reliability, or availability of our information and medical management systems, our operations and ability to produce timely and accurate reports could be adversely affected. In addition, if the licensor or vendor of any software which is integral to our operations were to become insolvent or otherwise fail to support the software sufficiently, our operations could be negatively affected.

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

We are currently constructing a new health information technology center in Albuquerque, New Mexico. During 2009, we anticipate migrating our main data processing functions from our current facility in Long Beach,

California to that new facility. In the event that transition to New Mexico is disrupted for any reason, or if the information technology equipment in our new facility malfunctions, our claims processing, utilization management, or other data processing functions could be disrupted which would adversely affect all of our business operations. In addition, we intend during 2009 to migrate the claims processing functions of our Missouri health plan to our centralized platform. In the event that migration is unsuccessful, the business operations of our Missouri health plan could be adversely affected.

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in compromises or breaches of our security systems and member data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in services or operations. The internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations, or make our systems inaccessible to our members, providers, or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations would be negatively impacted by cancellation of contracts and loss of members if they are not prevented.

Because our corporate headquarters are located in Southern California, our business operations may be significantly disrupted as a result of a major earthquake.

Our corporate headquarters is located in Long Beach, California. In addition, until our centralized claims processing and information technology support functions are migrated to New Mexico, those facilities will remain in Long Beach, California. Southern California is exposed to a statistically greater risk of a major earthquake than most other parts of the country. If a major earthquake were to strike the Los Angeles and Long Beach area, our corporate functions and claims processing could be significantly impaired for a substantial period of time. Although we have established a disaster recovery and business resumption plan with back-up operating sites to be deployed in the case of such a major disruptive event, there can be no assurances that the business operations of all our health plans, including those that are remote from any such event, would not be substantially impacted by a major Southern California earthquake.

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

Some providers that render services to our members are not contracted with our plans. In those cases, there is no pre-established understanding between the provider and our plan about the amount of compensation that is due to the provider. In some states, the amount of compensation is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances, providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with our plan. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our business, financial position, cash flows, or results of operations.

Regulatory actions and negative publicity regarding Medicaid managed care and Medicare Advantage may lead to programmatic changes and intensified regulatory scrutiny and regulatory burdens.

Several of our health care competitors have recently been involved in governmental investigations and regulatory actions which have resulted in significant volatility in the price of their stock. In addition, there has been negative publicity and proposed programmatic changes regarding Medicare Advantage private fee-for-service plans, a part of the Medicare Advantage program in which the Company does not participate. Because of the limited number of health care companies competing in our market space, these actions and the resulting negative publicity could become associated with or imputed to the Company, regardless of the Company’s actual regulatory compliance or programmatic participation. Such an association, as well as any perception of a recurring pattern of abuse among the health plan participants in government programs and the diminished reputation of the managed care sector as a whole, could result in public distrust, political pressure for changes in the programs in which the Company does participate, intensified scrutiny by regulators, additional regulatory requirements and burdens, increased stock volatility due to speculative trading, and heightened barriers to new managed care markets and contracts, all of which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

We are subject to a variety of legal actions, including medical malpractice actions, provider disputes, employment related disputes, and breach of contract actions. In the event we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. In addition, our providers involved in medical care decisions are exposed to the risk of medical malpractice claims. Providers at the 17 primary care clinics we operate in California are employees of our California health plan. As a direct employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our California plan is subject to liability for negligent acts, omissions, or injuries occurring at one of its clinics or caused by one of its employees. We maintain medical malpractice insurance for our clinics in the amount of $1 million per occurrence, and an annual aggregate limit of $3 million, errors and omissions insurance in the amount of $10 million per occurrence and in aggregate for each policy year, and such other lines of coverage as we believe are reasonable in light of our experience to date. However, given the significant amount of some medical malpractice awards and settlements, this insurance may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us were unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

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

Although we establish reserves for litigation as we believe appropriate, we cannot assure you that our recorded reserves will be adequate to cover such costs. Therefore, the litigation to which we are subject could have a material adverse effect on our business, financial condition, cash flows, or results of operations, and could prompt us to change our operating procedures.

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

We are a corporate parent holding company and hold most of our assets at, and conduct most of our operations through, direct and indirect subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. Our other health plans must give thirty days advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. The aggregate amounts our health plan subsidiaries could have paid us at December 31, 2008, 2007, and 2006 without approval of the regulatory authorities were approximately $7.6 million, $18.7 million, and $6.9 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments under our credit facility and/or our senior convertible notes.

Unforeseen changes in regulations or pharmaceutical market conditions may impact our revenues and adversely affect our results of operations.

A significant category of our health care costs relate to pharmaceutical products and services. Evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, the price of pharmaceuticals, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. The unpredictable nature of these factors may have an adverse effect on our business, financial condition, cash flows, or results of operations.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our future testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will continue to require that we incur substantial accounting expense and expend significant management time and effort. Moreover, if we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC or other regulatory authorities, which would require additional financial and management resources.

Volatility of our stock price could adversely affect stockholders.

Since our initial public offering in July 2003, the sales price of our common stock has ranged from a low of $16.12 to a high of $53.23. A number of factors will continue to influence the market price of our common stock, including:

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts,

•	announcements relating to our business or the business of our competitors,

•	state and federal budget decreases,

•	adverse publicity regarding health maintenance organizations and other managed care organizations,

•	government action regarding member eligibility,

•	changes in government payment levels,

•	changes in state mandatory programs,

•	conditions generally affecting the managed care industry or our provider networks,

•	the success of our operating or acquisition strategy,

•	the operating and stock price performance of other comparable companies in the health care industry,

•	the termination of our Medicaid or CHIP contracts with state or county agencies, or subcontracts with other Medicaid managed care organizations that contract with such state or county agencies,

•	regulatory or legislative change, and

•	general economic conditions, including unemployment rates, inflation, and interest rates.

Our stock may not trade at the same levels as the stock of other health care companies or the market in general. Also, if the trading market for our stock does not continue to develop, securities analysts may not initiate or maintain research coverage of our company and our shares, and this could depress the market for our shares.

Members of the Molina family own a majority of our capital stock, decreasing the influence of other stockholders on stockholder decisions.

Members of the Molina family, either directly or as trustees or beneficiaries of Molina family trusts, in the aggregate own or are entitled to receive upon certain events approximately 56% of our capital stock. Our president and chief executive officer, as well as our chief financial officer, are members of the Molina family, and they are also on our board of directors. Because of the amount of their shareholdings, Molina family members, if they were to act as a group with the trustees of their family trusts, have the ability to significantly influence all matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, and any merger, consolidation, or sale of our Company. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of share ownership in the Molina family could delay or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of the Molina family may be different from those of our company or our other stockholders, and they may vote their common stock in a manner that is contrary to the vote of our other stockholders.

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

We have not declared or paid any dividends since our initial public offering in July 2003. While we have in the past and may again use our available cash to repurchase our securities, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Changes in accounting may affect our results of operations.

U.S. generally accepted accounting principles (“GAAP”) and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new pronouncements or the application of existing pronouncements to our business could significantly affect our results of operations.

In October 2007, we completed our offering of $200 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014. In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “FSP”). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding, as additional non-cash interest expense. The change in accounting treatment is effective for fiscal years beginning after December 15, 2008, and shall be applied retrospectively to prior periods. The FSP changes the accounting treatment for our 3.75% Convertible Senior Notes. The impact of this new accounting treatment will result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. The incremental impact of the FSP to our results of operations in 2009 will be approximately $3.1 million, or $0.12 per diluted share, net of tax. This estimate does not include the impact of our repurchase of $13 million face amount of the 3.75% Convertible Senior Notes in February 2009. We estimate the retroactive adjustment for prior periods will be approximately $627,000, or $0.02 per diluted share, net of tax, for 2007, and $2.9 million, or $0.11 per diluted share, net of tax, for 2008.

Our investments in auction rate securities are subject to risks that may cause losses and have a material adverse effect on our liquidity.

As of December 31, 2008, $70.5 million par value (fair value of $58.2 million) of our investments consisted of auction rate securities, all of which were securities collateralized by student loan portfolios, guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of December 31, 2008. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008. We used pricing models to estimate the fair value of these securities. These pricing models included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of December 31, 2008.

As of December 31, 2008, we held $42.5 million par value (fair value of $34.9 million) auction rate securities with a certain investment securities firm. In November 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value.

We have accounted for the Rights as a freestanding financial instrument and have elected to record the value of the Rights under the fair value option of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. In the fourth quarter of 2008, this resulted in the recognition of a $6.9 million non-current asset, with a corresponding increase to pretax income for the value of the Rights. To determine the fair value estimate of the Rights, we used a discounted cash-flow model that was based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the Rights agreement.

Simultaneous to the recognition of the $6.9 million rights agreement, we recorded an other-than-temporary impairment of the underlying auction rate securities, and prior unrealized losses on the auction rate securities that had been recorded to other comprehensive loss through November 2008 were charged to income, totaling $7.2 million. Also, at the time of the execution of the Rights agreement and pursuant to SFAS 115, we elected to transfer the underlying auction rate securities from available-for-sale to trading securities. For the month of December 2008, we recorded additional losses of $399,000 on these auction rate securities. We expect that the future changes in the fair value of the Rights will be substantially offset by the fair value movements in the underlying auction rate securities.

As of December 31, 2008, the remainder of our auction rate securities, which are still designated as available-for-sale, amounted to $28.0 million par value (fair value of $23.3 million). As a result of the decline in fair value of these auction rate securities, we recorded unrealized losses of $4.7 million to accumulated other comprehensive (loss) income for the year ended December 31, 2008. We have deemed these unrealized losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

The value of our investments is influenced by varying economic and market conditions, and a decrease in value could have an adverse effect on our results of operations, liquidity and financial condition.

Our investments consist solely of investment-grade debt securities. The unrestricted portion of this portfolio is designated primarily as available-for-sale. Our non-current restricted investments are designated as held-to-maturity. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive loss as a separate component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. Trading securities are carried at fair value and any realized gains or losses are included as a component of earnings. For our available-for-sale investments and held-to-maturity investments, if a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is recorded as an expense.

In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, recommendations of investment advisors and forecasts of economic, market or industry trends. This review process also entails an evaluation of our ability and intent to hold individual securities until they mature or full cost can be recovered.

The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the year ended December 31, 2008, we recorded an other-than-temporary impairment of certain auction rate securities as described above, totaling $7.2 million. Over time, the economic and market environment may further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines or losses related to our trading securities to be recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and material other-than-temporary impairments or trading security losses may result in realized losses in future periods which could have an adverse effect on our business, financial condition, cash flows, or results of operations.

An unauthorized disclosure of sensitive or confidential member information could have an adverse effect on our business.

As part of our normal operations, we collect, process and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act. The American Recovery and Reinvestment Act of 2009 further expands the coverage of HIPAA by, among other things, extending the privacy and security provisions, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, whether by us or a third party, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

Item 1B:	Unresolved Staff Comments

We have not received any comments from the staff of the Securities and Exchange Commission which remain unresolved.

Item 2:	Properties

We lease a total of 51 facilities, including our corporate headquarters at 200 Oceangate in Long Beach, California, and 16 of our 17 California medical clinics. We also own a 32,000 square-foot office building in Long Beach, California, the 26,000 square-foot data center nearing completion of construction in Albuquerque, New Mexico, and one of our medical clinics in Pomona, California. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

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

We are involved in legal actions in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. The outcome of such legal actions is inherently uncertain. Nevertheless, we believe that these actions, when finally concluded and determined, are not likely to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

J. Mario Molina, M.D., 50, has served as President and Chief Executive Officer since succeeding his father and company founder, Dr. C. David Molina, in 1996. He has also served as Chairman of the Board since 1996. Prior to that, he served as Medical Director from 1991 through 1994 and was Vice President responsible for provider contracting and relations, member services, marketing and quality assurance from 1994 to 1996. He earned an M.D. from the University of Southern California and performed his medical internship and residency at the Johns Hopkins Hospital. Dr. Molina is the brother of John C. Molina.

John C. Molina, J.D., 44, has served in the role of Chief Financial Officer since 1995. He also has served as a director since 1994. Mr. Molina has been employed by us for over 28 years in a variety of positions. Mr. Molina is a past president of the California Association of Primary Care Case Management Plans. He earned a Juris Doctorate from the University of Southern California School of Law. Mr. Molina is the brother of J. Mario Molina, M.D.

Mark L. Andrews, Esq., 51, has served as Chief Legal Officer and General Counsel since 1998. He also has served as a member of the Executive Committee of our company since 1998. Before joining our company, Mr. Andrews was a partner at Wilke, Fleury, Hoffelt, Gould & Birney of Sacramento, California, where he chaired that firm’s health care and employment law departments and represented Molina as outside counsel from 1994 through 1997. Mr. Andrews holds a Juris Doctorate degree from Hastings College of the Law.

Terry P. Bayer, 58, has served as our Chief Operating Officer since November 2005. She had formerly served as our Executive Vice President, Health Plan Operations since January 2005. Ms. Bayer has 25 years of health care management experience, including staff model clinic administration, provider contracting, managed care operations, disease management, and home care. Prior to joining us, her professional experience included regional responsibility at FHP, Inc. and multi-state responsibility as Regional Vice-President at Maxicare; Partners National Health Plan, a joint venture of Aetna Life Insurance Company and Voluntary Hospital Association (VHA); and Lincoln National. She has also served as Executive Vice President of Managed Care at Matria Healthcare, President and Chief Operating Officer of Praxis Clinical Services, and as Western Division President of AccentCare. She holds a Juris Doctorate from Stanford University, a Master’s degree in Public Health from the University of California, Berkeley, and a Bachelor’s degree in Communications from Northwestern University.

James W. Howatt, 62, has served as our Chief Medical Officer since May 2008. Dr. Howatt formerly served as the chief medical officer of Molina Healthcare of Washington. Prior to joining Molina Healthcare in February 2006, Dr. Howatt was Western Regional Medical Director for Humana, where he was responsible for the coordination and oversight of quality, utilization management, credentialing, and accreditation for Humana’s activities west of Kansas City. Previously, he was Vice President and CMO of Humana Arizona, where he was responsible for leading a variety of medical management functions and worked closely with the company’s sales division to develop customer-focused benefit structures. Dr. Howatt also served as CMO for Humana TRICARE, where he oversaw a $2.5 billion health care operation that served three million beneficiaries and comprised a professional network of 40,000 providers, 800 institutions, and 13 medical directors. Dr. Howatt received B.S. and M.D. degrees from the University of California, San Francisco, and also holds a Master of Business Administration degree with an emphasis in Health Management from the University of Phoenix. He interned and completed his residency program in family practice at Ventura County Hospital in Ventura, California. Dr. Howatt is a board-certified family physician and a member of the American College of Managed Care Medicine.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” The high and low sales prices of our common stock for specified periods are set forth below:

Date Range	High	Low

2008
First Quarter	$44.94	$23.46
Second Quarter	$30.50	$22.68
Third Quarter	$42.61	$24.08
Fourth Quarter	$32.45	$16.12
2007
First Quarter	$34.76	$28.88
Second Quarter	$34.92	$28.72
Third Quarter	$38.41	$28.15
Fourth Quarter	$41.21	$34.01

As of March 10, 2009, there were approximately 112 holders of record of our common stock.

We did not declare or pay any dividends in 2008, 2007, or 2006. While we have in the past and may again in the future use our cash to repurchase our securities, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Moreover, our ability to pay dividends to stockholders is dependent on cash dividends being paid to us by our subsidiaries. Laws of the states in which we operate or may operate our health plans, as well as requirements of the government sponsored health programs in which we participate, limit the ability of our health plan subsidiaries to pay dividends to us. In addition, the terms of our credit facility limit our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2008)

Number of Securities
Remaining Available for
	Number of Securities to be		Weighted Average	Future Issuance
	Issued Upon Exercise of		Exercise Price of	Under Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	665,339	(1)	$30.29	3,887,414	(2)

(1)	Options to purchase shares of our common stock issued under the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. Further grants under the 2000 Omnibus Stock and Incentive Plan have been suspended.

(2)	Includes only shares remaining available to issue under the 2002 Equity Incentive Plan (the “2002 Incentive Plan”) and the 2002 Employee Stock Purchase Plan (the “ESPP”). The 2002 Incentive Plan initially allowed for the issuance of 1.6 million shares of common stock. Beginning January 1, 2004, shares available for issuance under the 2002 Incentive Plan automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis, unless the board of directors affirmatively acts to nullify the automatic increase. The 400,000 share increase on January 1, 2008 increased the total number of shares reserved for issuance under the 2002 Incentive Plan to 3,600,000 shares. The ESPP initially allowed for the issuance of 600,000 shares of common stock. Beginning December 31, 2003, and each year until the 2.2 million maximum aggregate number of shares reserved for issuance is reached, shares reserved for issuance under the ESPP automatically increase by 1% of total outstanding capital stock. Through the automatic increase effective

December 31, 2008, the total number of shares reserved for issuance under the ESPP has increased to 2.2 million shares.

Purchases of Equity Securities by the Issuer

As publicly announced on July 23, 2008, our board of directors authorized the repurchase of up to one million shares of our common stock. The repurchase plan terminated on December 31, 2008. Purchases of common stock made by or on behalf of the Company during the quarter ended December 31, 2008 are set forth below:

Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number		Part of Publicly	of Shares That May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the Plans
	Purchased	Paid per Share	Programs	or Programs

Oct. 1 - Oct. 31, 2008	721,561	$23.9222	721,561	$—
Nov. 1 - Nov. 30, 2008	—	—	—	—
Dec. 1 - Dec. 31, 2008	—	—	—	—

Total	721,561	$23.9222	721,561	$—

STOCK PERFORMANCE GRAPH

The following discussion shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a filing.

The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the five-year period from December 31, 2003 to December 31, 2008. The graph assumes an initial investment of $100 in Molina Healthcare, Inc. common stock and in each of the indices.

The peer group index consists of Amerigroup Corporation (AGP), Centene Corporation (CNC), Coventry Health Care, Inc. (CVH), Health Net, Inc. (HNT), Humana, Inc. (HUM), UnitedHealth Group Incorporated (UNH), and WellPoint, Inc. (WLP).

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Molina Healthcare, Inc, The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data (other than the data under the caption “Operating Statistics”) for the five years ended December 31, 2008 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollars are in thousands, except per share data. The data under the caption “Operating Statistics” has not been audited.

	Year Ended December 31,
	2008	2007(1)	2006(2)	2005	2004(3)

Statements of Income Data:
Revenue:
Premium revenue	$3,091,240	$2,462,369	$1,985,109	$1,639,884	$1,171,038
Investment income	21,126	30,085	19,886	10,174	4,230

Total revenue	3,112,366	2,492,454	2,004,995	1,650,058	1,175,268
Expenses:
Medical care costs	2,621,312	2,080,083	1,678,652	1,424,872	984,686
General and administrative expenses	344,761	285,295	229,057	163,342	94,150
Loss contract charge	—	—	—	939	—
Impairment charge on purchased software(4)	—	782	—	—	—
Depreciation and amortization	33,688	27,967	21,475	15,125	8,869

Total expenses	2,999,761	2,394,127	1,929,184	1,604,278	1,087,705

Operating income	112,605	98,327	75,811	45,780	87,563
Total other income (expense), net	(8,714)	(4,631)	(2,353)	(1,929)	122

Income before income taxes	103,891	93,696	73,458	43,851	87,685
Provision for income taxes	41,493	35,366	27,731	16,255	31,912

Net income	$62,398	$58,330	$45,727	$27,596	$55,773

Net income per share:
Basic	$2.25	$2.06	$1.64	$1.00	$2.07

Diluted	$2.25	$2.05	$1.62	$0.98	$2.04

Weighted average number of common shares outstanding	27,676,000	28,275,000	27,966,000	27,711,000	26,965,000

Weighted average number of common shares and potential dilutive common shares outstanding	27,772,000	28,419,000	28,164,000	28,023,000	27,342,000

Operating Statistics:
Medical care ratio(5)	84.8%	84.5%	84.6%	86.9%	84.1%
General and administrative expense ratio(6)	11.1%	11.5%	11.4%	9.9%	8.0%
General and administrative expense ratio, excluding premium taxes	8.0%	8.2%	8.4%	7.1%	5.9%
Members(7)	1,256,000	1,149,000	1,077,000	893,000	788,000

	As of December 31,
	2008	2007(1)	2006(2)	2005	2004(3)

Balance Sheet Data:
Cash and cash equivalents	$387,162	$459,064	$403,650	$249,203	$228,071
Total assets	1,149,186	1,171,305	864,475	659,927	533,859
Long-term debt (including current maturities)	200,000	200,000	45,000	—	1,894
Total liabilities	638,522	680,827	444,309	297,077	203,237
Stockholders’ equity	510,664	490,478	420,166	362,850	330,622

(1)	The balance sheet and operating results of the MCP (Mercy CarePlus) acquisition have been included since November 1, 2007, the effective date of the acquisition.

(2)	The balance sheet and operating results of the HCLB (Cape Health Plan) acquisition have been included since May 15, 2006, the effective date of the acquisition.

(3)	The balance sheet and operating results of the New Mexico HMO have been included since July 1, 2004, the effective date of the acquisition.

(4)	Amount represents an impairment charge related to commercial software no longer used for operations.

(5)	Medical care ratio represents medical care costs as a percentage of premium revenue. The medical care ratio is a key operating indicator used to measure our performance in delivering efficient and cost effective health care services. Changes in the medical care ratio from period to period result from changes in Medicaid funding by the states, our ability to effectively manage costs, and changes in accounting estimates related to incurred but not reported claims. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(6)	General and administrative expense ratio represents such expenses as a percentage of total revenue.

(7)	Number of members at end of period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Molina Healthcare, Inc. is a multi-state managed care organization participating exclusively in government-sponsored health care programs for low-income persons, such as the Medicaid program and the Children’s Health Insurance Program, or CHIP. We also serve a small number of low-income Medicare members. We conduct our business primarily through 10 licensed health plans in the states of California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.

Our financial performance for 2008, 2007 and 2006 is briefly summarized below (dollars in thousands, except per- share data):

	Year Ended December 31,
	2008	2007	2006

Earnings per diluted share	$2.25	$2.05	$1.62
Premium revenue	$3,091,240	$2,462,369	$1,985,109
Operating income	$112,605	$98,327	$75,811
Net income	$62,398	$58,330	$45,727
Medical care ratio	84.8%	84.5%	84.6%
G&A expenses as a percentage of total revenue	11.1%	11.5%	11.4%
Total ending membership	1,256,000	1,149,000	1,077,000

Revenue

Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the year ended December 31, 2008, we received approximately 92% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services (CMS), and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for members of the Children’s Health Insurance Program (CHIP) are generally among our lowest, with rates as low as approximately $80 PMPM in California and Utah. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population — the Medicaid group that includes most mothers and children — PMPM premiums range between approximately $100 in California to $300 in New Mexico. Among our Medicaid Aged, Blind or Disabled (ABD) membership, PMPM premiums range from approximately $450 in California and Texas to over $1,000 in New Mexico and Ohio. Medicare premiums are approximately $1,100 PMPM, with Medicare revenue totaling $95.1 million, $49.3 million and $27.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Approximately 3% of our premium revenue for the year ended December 31, 2008 was realized under a Medicaid cost-plus reimbursement agreement that our Utah plan has with that state. For the year ended December 31, 2008, we also received approximately 5% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in Michigan, Missouri, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs.

Certain components of premium revenue are subject to accounting estimates. Chief among these are (1) that portion of premium revenue paid to our New Mexico health plan by the state of New Mexico that may be refunded to the state if certain minimum amounts are not expended on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts, (2) that portion of the revenue of our Ohio health plan that is at risk if certain performance measures are not met, (3) the additional premium revenue our Utah health plan is entitled to receive from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid, (4) the profit-sharing agreement between our Texas health plan and the state of Texas, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income above a certain specified percentage, according to a tiered rebate schedule, and (5) that portion of our Medicare revenue that is subject to retroactive adjustment for member risk adjustment and recoupment of pharmacy related revenue.

Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Our contract is for a three-year period, and the medical cost floor is based on premiums and medical care costs over the entire contract period. During the six months ended June 30, 2008, we recorded adjustments totaling $12.9 million to increase premium revenue associated with this requirement. The revenue resulted from a reversal of previously recorded amounts due the state of New Mexico when we were below the minimum percentage, because we exceeded the minimum percentage for the six months ended June 30, 2008.

Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (1) expend on administrative costs; and (2) retain as profit. At December 31, 2008, there was no liability recorded under the terms of these contract provisions. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may trigger a change in the amounts owed. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required.

Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. At December 31, 2008, we had recorded a liability of approximately $1.6 million under the terms of this contract provision.

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

As of December 31, 2008, we had a liability of approximately $619,000 accrued pursuant to our profit-sharing agreement with the state of Texas for the 2008 contract year (ending August 31, 2008) and the 2009 contract year (ending August 31, 2009). During 2008, we paid the state of Texas $10.1 million relating to the 2007 and 2008 contract years, and the 2007 contract year is now closed. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimates.

Medicare revenue paid to us is subject to retroactive adjustment for both member risk scores and member pharmacy cost experience. Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services (CMS), our Medicare revenue is subject to adjustment for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that our membership (measured on an individual by individual basis) requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that our membership requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. That analysis is similar to the process for the adjustment of member risk scores, but is further complicated by member pharmacy cost sharing provisions attached to the Medicare pharmacy benefit that do not apply to the services measured by the member risk adjustment process. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. To the extent that the premium revenue ultimately received from CMS differs from recorded amounts, we will adjust reported Medicare revenue.

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

	As of December 31,
	2008	2007	2006

Total Ending Membership by Health Plan:
California	322,000	296,000	300,000
Michigan	206,000	209,000	228,000
Missouri(1)	77,000	68,000	—
Nevada(2)	—	—	—
New Mexico	84,000	73,000	65,000
Ohio	176,000	136,000	76,000
Texas(3)	31,000	29,000	19,000
Utah	61,000	55,000	52,000
Washington	299,000	283,000	281,000

Subtotal	1,256,000	1,149,000	1,021,000
Indiana(4)	—	—	56,000

Total	1,256,000	1,149,000	1,077,000

Total Ending Membership by State for our Medicare Advantage Special Needs Plans:
California	1,500	1,100	500
Michigan	1,700	1,100	200
Nevada	700	500	—
New Mexico	300	—	—
Texas(3)	400	—	—
Utah	2,400	1,900	1,500
Washington	1,000	500	200

Total	8,000	5,100	2,400

Total Ending Membership by State for our Aged, Blind and Disabled (“ABD”) Population:
California	12,700	11,800	10,700
Michigan	30,300	31,400	33,200
New Mexico	6,300	6,800	6,700
Ohio	19,000	14,900	—
Texas(3)	16,200	16,000	—
Utah	7,300	6,800	6,900
Washington	3,000	2,800	2,700

Total	94,800	90,500	60,200

(1)	Our Missouri health plan was acquired effective November 1, 2007.

(2)	Less than one thousand members. Our Nevada plan serves only Medicare members and commenced operations in June 2007.

(3)	Our Texas health plan commenced operations in September 2006.

(4)	Our Indiana health plan ceased serving members effective January 1, 2007.

The following table provides details of member months (defined as the aggregation of each month’s membership for the period) by state for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Total Member Months by Health Plan:
California	3,721,000	3,500,000	3,694,000
Michigan	2,526,000	2,597,000	2,365,000
Missouri(1)	910,000	136,000	—
Nevada(2)	7,000	1,000	—
New Mexico	970,000	803,000	726,000
Ohio	1,998,000	1,567,000	442,000
Texas(3)	348,000	335,000	34,000
Utah	659,000	593,000	689,000
Washington	3,514,000	3,419,000	3,410,000

Subtotal	14,653,000	12,951,000	11,360,000
Indiana(4)	—	—	499,000

Total	14,653,000	12,951,000	11,859,000

(1)	Our Missouri health plan was acquired effective November 1, 2007.

(2)	Our Nevada plan serves only Medicare members and commenced operations in June 2007.

(3)	Our Texas health plan commenced operations in September 2006.

(4)	Our Indiana health plan ceased serving members effective January 1, 2007.

Expenses

Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, expenses. Our results of operations are impacted by our ability to effectively manage expenses related to health care services and to accurately estimate costs incurred. Expenses related to medical care services are captured in the following four categories:

•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals on a fee-for-service basis in a variety of ways, including per diem amounts, diagnostic-related groups, or DRGs, percent of billed charges, and case rates. We also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract; under certain circumstances, we pay escalated charges in connection with these stop-loss agreements. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated

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

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2008, 2007 and 2006, medically related administrative costs were approximately $75.9 million, $65.4 million and $52.6 million, respectively.

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Year Ended December 31,
	2008			2007			2006
			% of			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total	Amount	PMPM	Total

Fee-for-service	$1,709,806	$116.69	65.2%	$1,343,911	$103.77	64.6%	$1,125,031	$94.86	67.0%
Capitation	450,440	30.74	17.2	375,206	28.97	18.0	261,476	22.05	15.6
Pharmacy	356,184	24.31	13.6	270,363	20.88	13.0	209,366	17.65	12.5
Other	104,882	7.16	4.0	90,603	7.00	4.4	82,779	6.98	4.9

Total	$2,621,312	$178.90	100.0%	$2,080,083	$160.62	100.0%	$1,678,652	$141.54	100.0%

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities. The following table provides the details of our medical claims and benefits payable as of the dates indicated (in thousands):

	December 31,
	2008	2007

Fee-for-service claims incurred but not paid (IBNP)	$236,492	$264,385
Capitation payable	28,111	27,840
Pharmacy	18,837	14,676
Other	9,002	4,705

Total	$292,442	$311,606

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

	Year Ended December 31,
	2008	2007	2006

Premium revenue	99.3%	98.8%	99.0%
Investment income	0.7	1.2	1.0

Total revenue	100.0%	100.0%	100.0%

Medical care ratio	84.8%	84.5%	84.6%

General and administrative expense ratio, excluding premium taxes	8.0%	8.2%	8.4%
Premium taxes included in general and administrative expenses	3.1	3.3	3.0

Total general and administrative expense ratio	11.1%	11.5%	11.4%

Depreciation and amortization expense ratio	1.1%	1.1%	1.1%
Effective tax rate	39.9%	37.8%	37.8%
Operating income	3.6%	3.9%	3.8%
Net income	2.0%	2.3%	2.3%

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

The following table summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; other dollar amounts are in thousands):

	Year Ended December 31, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	$417,027	$112.06	$363,776	$97.75	87.2%	$12,503
Michigan	509,782	201.86	405,683	160.64	79.6	26,710
Missouri	225,280	247.62	184,298	202.58	81.8	—
Nevada	8,037	1,106.45	9,099	1,252.61	113.2	—
New Mexico	348,576	359.45	286,004	294.92	82.1	11,713
Ohio	602,826	301.76	549,182	274.91	91.1	30,505
Texas	110,178	316.32	84,324	242.09	76.5	1,995
Utah	155,991	236.75	139,011	210.98	89.1	—
Washington	709,943	202.02	575,085	163.64	81.0	11,668
Other	3,600	—	24,850	—	—	21

	$3,091,240	$210.97	$2,621,312	$178.90	84.8%	$95,115

	Year Ended December 31, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	$378,934	$108.29	$310,226	$88.66	81.9%	$11,338
Michigan	487,032	187.55	409,230	157.59	84.0	28,493
Missouri	30,730	226.65	26,396	194.69	85.9	—
Nevada	2,438	1,440.73	2,069	1,222.76	84.9	—
New Mexico	268,115	333.94	221,567	275.97	82.6	9,088
Ohio	436,238	278.39	394,451	251.72	90.4	19,631
Texas	88,453	263.90	68,173	203.40	77.1	1,598
Utah	116,907	197.19	109,895	185.36	94.0	—
Washington	652,970	190.96	519,763	152.00	79.6	10,844
Other	552	—	18,313	—	—	28

	$2,462,369	$190.13	$2,080,083	$160.62	84.5%	$81,020

Net Income

For the year ended December 31, 2008, net income increased to $62.4 million, or $2.25 per diluted share, from $58.3 million, or $2.05 per diluted share, for the year ended December 31, 2007.

Premium Revenue

Premium revenue for the year ended December 31, 2008 was $3,091.2 million, an increase of $628.8 million, or 26%, over the $2,462.4 million of premium revenue for the year ended December 31, 2007. Medicare premium revenue for 2008 was $95.1 million, compared with $49.3 million for 2007.

Significant contributors to the $628.8 million increase in annual premium revenue included the following:

•	A $194.6 million increase in Medicaid premium revenue at the Missouri health plan, primarily a result of our acquisition of this plan on November 1, 2007.

•	A $166.6 million increase in Medicaid premium revenue at the Ohio health plan due to higher enrollment, particularly in the Covered Families and Children (CFC) population.

•	A $78.7 million increase in Medicaid premium revenue at the New Mexico health plan, primarily due to higher enrollment.

•	A $51.4 million increase in Medicaid premium revenue at the Washington health plan, primarily due to higher rates.

•	A $45.8 million increase in Medicare premium revenue across all health plans that serve Medicare enrollees, primarily due to increased enrollment.

•	A $34.3 million increase in Medicaid premium revenue at the California health plan, primarily due to increased enrollment.

Investment income

Investment income for 2008 decreased $9.0 million to $21.1 million, from $30.1 million earned in 2007. This 30% decline was due to declining interest rates in 2008.

Medical care costs

Medical care costs as a percentage of premium revenue (the medical care ratio) increased to 84.8% in 2008 from 84.5% in 2007. Excluding Medicare, our medical care ratio was 84.8% in 2008, compared with 84.7% in 2007.

•	The medical care ratio of the California health plan was 87.2% for 2008, up from 81.9% in 2007. The increase in the plan’s medical care ratio was caused primarily by increased fee-for-service and pharmacy costs that proportionally exceeded the increased revenue from premium rate increases.

•	The medical care ratio of the Michigan health plan was 79.6% for 2008, down from 84.0% in 2007. This decrease was caused primarily by premium rate increases that proportionally exceeded the plan’s increased medical costs.

•	The medical care ratio of the Missouri health plan was 81.8% for 2008, down from 85.9% in 2007. Premium increases were proportionally greater than PMPM medical costs due to revised provider contracts and a fee schedule increase effective July 1, 2008.

•	The medical care ratio of the New Mexico health plan was 82.1% in 2008, down from 82.6% in 2007. Between July 1, 2008 and December 31, 2008, the New Mexico health plan received a blended rate decrease of approximately 3% under the plan’s Medicaid Salud! contract and two separate contracts serving membership under the state’s coverage initiative for the uninsured. The impact of this blended rate decrease was exceeded by the reversal of a $12.9 million accrual established as of December 31, 2007, pursuant to a minimum medical care ratio contract provision. In 2007, the New Mexico health plan had recorded a charge of $6.0 million related to this contract provision. Absent the impact of the minimum medical care ratio contract provision, the New Mexico health plan’s MCR would have been 85.2% in 2008, compared with 80.8% in 2007, due to higher fee-for-service and capitation costs and lower PMPM premium revenue.

•	The medical care ratio of the Ohio health plan increased to 91.1% in the 2008 from 90.4% in the 2007, primarily due to higher pharmacy cost as a parentage of premium revenue. The medical care ratio of the Ohio health plan, by line of business, was as follows:

	Dec. 31,	Dec. 31,
	2008	2007

Covered Families and Children (CFC)	89.7%	88.6%
Aged, Blind or Disabled (ABD)	93.7	94.7

Aggregate	91.1%	90.4%

•	The medical care ratio of the Texas health plan was 76.5% in 2008, down from 77.1% in 2007. Increased premiums more than offset higher medical costs.

•	The medical care ratio of the Utah health plan was 89.1% in 2008, down from 94.0% in 2007. In 2007, the Utah health plan had recorded a $4.2 million reduction of revenue as a result of a reconciliation of amounts due the state of Utah under a savings sharing arrangement. Absent the savings sharing adjustment, the medical care ratio in 2007 would have been 90.7%.

•	The medical care ratio of the Washington health plan was 81.0% in 2008, up from 79.6% in 2007, primarily due to higher fee-for-service specialist and hospital costs.

General and administrative expenses

General and administrative expenses were $344.8 million, or 11.1% of total revenue, for 2008, compared with $285.3 million, or 11.5% of total revenue, for 2007. Included in G&A expenses were premium taxes totaling $95.1 million in 2008 and $81.0 million in 2007. Premium taxes increased in 2008 due to increased revenues in the states where premium taxes are assessed.

Core G&A expenses (defined as G&A expenses less premium taxes) were 8.0% of revenue in 2008, compared with 8.2% in 2007. The decrease in core G&A compared with 2007 was primarily due to lower administrative payroll as a percentage of revenue, as indicated in the table below.

	Year Ended December 31,
	2008		2007
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(In thousands)

Medicare-related administrative costs	$18,451	0.6%	$9,778	0.4%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	190,932	6.1	163,420	6.6
Florida health plan start up expenses	2,495	0.1	—	—
All other administrative expense	37,768	1.2	31,077	1.2

Core G&A expenses	$249,646	8.0%	$204,275	8.2%

Depreciation and Amortization

Depreciation and amortization expense increased $5.7 million for the year ended December 31, 2008 compared to 2007, primarily due to depreciation expense associated with investments in infrastructure. Of the total increase, amortization expense contributed $2.1 million, primarily due to the Mercy CarePlus acquisition in Missouri in 2007. The following table presents the components of depreciation and amortization expense (in thousands):

	Year Ended December 31,
	2008	2007

Depreciation expense	$20,718	$17,118
Amortization expense on intangible assets	12,970	10,849

Total depreciation and amortization expense	$33,688	$27,967

Impairment Charge on Purchased Software

During the second quarter of 2007, we recorded an impairment charge of $782,000, related to purchased software no longer used for operations. No such charge was recorded in 2008.

Interest Expense

Interest expense increased to $8.7 million in 2008 from $4.6 million in 2007 primarily due to the issuance of our $200.0 million convertible senior notes in the fourth quarter of 2007.

Income Taxes

Income taxes were recorded at an effective rate of 39.9% for the year ended December 31, 2008, compared with 37.8% in the prior year. The increase in our effective tax rate was primarily the result of an increase in Michigan state taxes attributable to tax law changes that took effect on January 1, 2008. The increase in Michigan taxes was partially offset by prior years’ tax benefits recorded during 2008 relating to California enterprise zone credits. Absent the enterprise zone credit tax benefits, our effective tax rate for the year ended December 31, 2008 would have been approximately 41%.

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

The following table summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; other dollar amounts are in thousands):

	Year Ended December 31, 2007
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	$378,934	$108.29	$310,226	$88.66	81.9%	$11,338
Michigan	487,032	187.55	409,230	157.59	84.0	28,493
Missouri	30,730	226.65	26,396	194.69	85.9	—
Nevada	2,438	1,440.73	2,069	1,222.76	84.9	—
New Mexico	268,115	333.94	221,567	275.97	82.6	9,088
Ohio	436,238	278.39	394,451	251.72	90.4	19,631
Texas	88,453	263.90	68,173	203.40	77.1	1,598
Utah	116,907	197.19	109,895	185.36	94.0	—
Washington	652,970	190.96	519,763	152.00	79.6	10,844
Other	552	—	18,313	—	—	28

	$2,462,369	$190.13	$2,080,083	$160.62	84.5%	$81,020

	Year Ended December 31, 2006
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	$372,071	$100.74	$328,532	$88.95	88.3%	$11,738
Indiana	82,946	166.29	79,411	159.20	95.7%	—
Michigan	429,835	181.73	335,696	141.93	78.1%	25,982
New Mexico	221,597	305.07	187,460	258.08	84.6%	8,203
Ohio	94,751	214.25	86,249	195.03	91.0%	4,265
Texas	4,508	133.37	4,688	138.70	104.0%	79
Utah	165,507	240.10	151,417	219.66	91.5%	—
Washington	613,750	179.98	484,435	142.06	78.9%	10,506
Other	144	—	20,764	—	—	4

	$1,985,109	$167.39	$1,678,652	$141.55	84.6%	$60,777

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

Medical Care Costs

Medical care costs as a percentage of premium revenue (the medical care ratio), decreased to 84.5% in the year ended December 31, 2007, from 84.6% in 2006. Contributing to this change were the following:

•	The medical care ratio of the California health plan decreased to 81.9% in 2007 from 88.3% in 2006 as a result of the premium increases received during 2007 in San Bernardino/Riverside, San Diego, and Sacramento counties, while PMPM medical costs were essentially flat;

•	The medical care ratio of the Michigan health plan increased to 84.0% in 2007 from 78.1% in 2006 due to higher capitation and pharmacy and specialty fee-for-service costs partially offset by lower hospital fee-for-service costs;

•	The medical care ratio of the New Mexico health plan decreased to 82.6% in 2007 from 84.6% in 2006. The decrease was the result of higher premium rates and a reduction in the minimum medical care ratio premium adjustment, partially offset by the impact of Medicaid fee schedule increases. Absent the adjustments made to premium revenue in 2007 and 2006, the medical care ratio in New Mexico would have been 80.8% in 2007 and 82.0% in 2006;

•	The medical care ratio of the Ohio health plan decreased to 90.4% for 2007 from 91.0% in 2006. During 2007, the Ohio health plan began serving the ABD population for the first time. The medical care ratio of the Ohio health plan, by line of business, was as follows:

	Dec. 31,	Dec. 31,
	2007	2006

Covered Families and Children (CFC)	88.6%	91.0%
Aged, Blind or Disabled (ABD)	94.7	—

Aggregate	90.4%	91.0%

•	The medical care ratio of the Texas health plan decreased in 2007 primarily due to very low medical costs for the Star Plus membership. As noted above, we recorded a $3.1 million reduction to revenue in Texas during 2007 to reflect estimated amounts due back to the state under a profit sharing arrangement;

•	The medical care ratio of the Utah health plan increased due to the write-off of $4.2 million in savings share receivables in the second half of 2007. Medical care costs in Utah decreased on a PMPM basis in 2007 when compared to 2006. Absent the write-off of $4.2 million in savings share receivable in the second half of 2007 ($4.0 million of which was accrued as of December 31, 2006), the Utah health plan’s medical care ratio would have been 90.7%, a decrease compared with the 91.5% reported for 2006. During 2007 our Utah health plan served the majority of its membership under a cost-plus contract with the state of Utah;

•	The medical care ratio reported at the Washington health plan increased to 79.6% in 2007 from 78.9% in 2006, principally due to higher fee-for-service costs; and

•	The termination of our operations in Indiana resulted in a 10 basis-point decrease in our medical care ratio, to 84.5%, in 2007. Absent the impact of the Indiana plan in both years, the medical care ratio in 2007 would have increased 50 basis points to 84.6% from 84.1% in 2006.

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

Core G&A expenses decreased to 8.2% of total revenue for the year ended December 31, 2007, compared with 8.4% for 2006. Although Core G&A expenses declined slightly in 2007 as a percentage of total revenue, certain categories of expenses increased. These increases included employee incentive compensation, recruitment costs, and our continued investment in the administrative infrastructure necessary to support the Medicare product line. The following table provides details regarding the impact of these increases (dollars in thousands):

	Year Ended December 31,
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

Acquisitions

In August 2008, we announced our intention to acquire Florida NetPASS, LLC (“NetPASS”), a provider of care management and administrative services to approximately 55,000 Florida MediPass members in South and Central Florida. We expect the closing of the transaction to occur by the third quarter of 2009, at a purchase price of approximately $42 million, subject to adjustments. On October 1, 2008, we completed the initial closing of the transaction, under which we acquired one percent of the ownership interests of NetPASS for $9.0 million. Additionally, we deposited $9.0 million to an escrow account that will be used for the purpose of reimbursing the state of Florida for any sums due under a final settlement agreement with the state.

On October 7, 2008, we announced that our wholly owned subsidiary, Molina Healthcare of Florida, Inc., was awarded a Medicaid managed care contract by the state of Florida. The term of the contract commenced on December 1, 2008, at which time Molina Healthcare of Florida began its initial enrollment of NetPASS Medicaid members, with the full transition of NetPASS members expected to be completed by the third quarter of 2009.

On June 30, 2008, we paid $1 million and issued a total of 48,186 shares of our common stock in connection with our acquisition of the assets of The Game of Work, LLC. The purchase price consideration totaled $2.3 million. The Game of Work, LLC is a company specializing in productivity measurement and improvement and will be used internally to increase operational efficiency.

Effective November 1, 2007, we acquired Mercy CarePlus, a licensed Medicaid managed care plan based in St. Louis, Missouri, to expand our market share within our core Medicaid managed care business. The results of operations for Mercy CarePlus are included in the consolidated financial statements from periods following November 1, 2007. The purchase price for the acquisition was $80.0 million, and was funded with available cash and proceeds from our issuance of convertible senior notes in October 2007. The purchase price was subject to the following post-closing adjustments: (1) a reconciliation with respect to incurred but not reported medical costs; (2) a settlement of income taxes; and (3) the payment of an additional $5.0 million to the sellers if the earnings of the health plan (as defined in the purchase agreement) exceeded $22.0 million for the twelve months ended June 30, 2008. Upon evaluation, we have preliminarily determined that: (1) the sellers owe us approximately $650,000 in connection with the reconciliation of incurred but not reported medical costs; (2) we owe the sellers approximately $400,000 in connection with the settlement of income taxes; and (3) the earnings condition was not met, so we believe that we do not owe the sellers the additional $5.0 million payment. However, the sellers have objected to our first and third determinations as listed above, and the dispute resolution process provided for under the parties’ stock purchase agreement has commenced. During the post-acquisition period in 2008, we reduced goodwill relating to the Mercy CarePlus acquisition by approximately $6.2 million, primarily due to the establishment of a deferred tax asset relating to the carryover tax basis in certain identifiable intangibles.

In May 2006, we acquired HCLB, Inc. (“HCLB”). HCLB is the parent company of Cape Health Plan, Inc. (“Cape”), a Michigan corporation based in Southfield, Michigan. The Cape acquisition expanded our geographic presence within Michigan. The purchase price was $44.0 million in cash and the acquisition was deemed effective May 15, 2006 for accounting purposes. Accordingly, the results of operations for Cape have been included in the consolidated financial statements for the periods following May 15, 2006. Effective December 31, 2006, we merged Cape into Molina Healthcare of Michigan, Inc., our Michigan health plan.

Liquidity and Capital Resources

We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from premium revenue and investment income. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of December 31, 2008, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. For a comprehensive discussion of our auction rate securities, see “Fair Value Measurements,” below. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

All of our investments are classified as current assets, except for our investments in auction rate securities, which are classified as non-current assets. The average annualized portfolio yields for the years ended December 31, 2008, 2007, and 2006 were approximately 3.0%, 5.2%, and 4.8%, respectively.

Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold our restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Cash in excess of the capital needs of our regulated health plans is generally paid to our non-regulated parent company in the form of dividends, when and as permitted by applicable regulations, for general corporate use.

Cash provided by operating activities for the year ended December 31, 2008 was $40.4 million, compared with $158.6 million for 2007, a decrease of $118.2 million. The significant components of the 2008 decrease in cash provided by operating activities included the following:

•	Receivables: year-over-year increase in 2008 due primarily to higher birth income receivables as a result of increased enrollment in Ohio and Missouri, combined with the addition of receivables from the acquisition of our Missouri health plan in the fourth quarter of 2007;

•	Medical claims and benefits payable: year-over-year decrease due primarily to the ramp up of membership and medical claims at the Texas and Ohio health plans in 2007 compared with less significant changes for those plans in 2008;

•	Deferred revenue: year-over-year decrease due primarily to the timing of the Ohio health plan’s receipts of premium payments from the state of Ohio;

•	Income taxes: the 2008 increase in income taxes receivable, combined with the 2007 decrease in income taxes payable, due to timing of receipts and payments.

Cash used in investing activities was $64.5 million for the year ended December 31, 2008, compared with $256.3 million for 2007. The much greater amount invested in 2007 relates to the $193.4 million in proceeds from our issuance of $200 million senior convertible notes and our $70.2 million purchase of our Missouri health plan, Mercy CarePlus, both of which occurred in the fourth quarter of 2007, with no comparable activity in 2008.

Cash used in financing activities totaled $47.8 million for the year ended December 31, 2008, compared with $153.1 million provided by financing activities for 2007. The primary use of cash in 2008 was $49.9 million in repurchases of our common stock, compared with cash provided by, in 2007, the $193.4 million net proceeds from the issuance of convertible senior notes, offset by the reduction in borrowings and the repayment of amounts owed under our credit facility.

The securities and credit markets have been experiencing extreme volatility and disruption over the past year, and as a result the availability of credit has been severely restricted. Such conditions may persist throughout 2009. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility. While we have not attempted to access the credit markets recently, we believe that if credit could be obtained, the terms and costs of such credit would be significantly less favorable to us than what was obtained in our most recent financings.

Repurchase Programs.  Under our board of directors’ authorization, we undertook two common stock share repurchase programs in 2008. During 2008, we repurchased approximately 1.9 million shares at an aggregate cost of approximately $50 million. In January 2009, our board of directors authorized the repurchase of up to $25 million in aggregate of either our common stock or our convertible senior notes. In February 2009, we paid approximately $10 million to repurchase $13 million face amount of our convertible senior notes. In February and March 2009, we repurchased approximately 724,000 shares of our common stock for an aggregate purchase price of approximately $13.3 million.

Shelf Registration Statement.  In December 2008, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $300 million of our securities, including common stock, warrants, or debt securities, and up to 250,000 shares of outstanding common stock that may be sold from time to time by the Molina Siblings Trust. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.

Capital Resources

At December 31, 2008, we had working capital of $340.8 million compared with $407.7 million at December 31, 2007. At December 31, 2008 and December 31, 2007, cash and cash equivalents were $387.2 million and $459.1 million, respectively. At December 31, 2008 and December 31, 2007, investments were $248.0 million and $242.9 million, respectively. In 2008, this total included $58.2 million in auction rate securities classified as non-current assets. In 2007, all investments were classified as current assets. At December 31, 2008, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $68.9 million. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

EBITDA(1)

	Three Months Ended		Year Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)

Operating income	$27,467	$30,633	$112,605	$98,327
Add back:
Depreciation and amortization expense	8,691	7,693	33,688	27,967

EBITDA	$36,158	$38,326	$146,293	$126,294

(1)	We calculate EBITDA by adding back depreciation and amortization expense to operating income. Operating income included interest income of $21.1 million and $29.2 million for the years ended December 31, 2008, and 2007, respectively. EBITDA is not prepared in conformity with GAAP since it excludes depreciation and amortization expense, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to net income, operating income, operating margin, or cash provided by operating activities. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for financial assets and liabilities. The statement defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

As of December 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, investments and restricted investments as follows:

Balance Sheet Classification	Description

Current assets:
Cash and cash equivalents	Cash and highly liquid securities with original or purchase date remaining maturities of up to three months that are readily convertible into known amounts of cash; reported at fair value based on market prices that are readily available (Level 1).
Investments	Investment grade debt securities; designated as available-for-sale; reported at fair value based on market prices that are readily available (Level 1).
Non-current assets:
Investments	Auction rate securities; designated as available-for-sale; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).
Auction rate securities; designated as trading; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).
Other assets	Auction rate securities rights (the “Rights”); reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).
Restricted investments	Interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate, or required by contractual arrangement with a third party such as a provider group; designated as held-to-maturity; reported at amortized cost which approximates market value and based on market prices that are readily available (Level 1).

As of December 31, 2008, $70.5 million par value (fair value of $58.2 million) of our investments consisted of auction rate securities, of which all were securities collateralized by student loan portfolios, guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of December 31, 2008. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008. We used pricing models to estimate the fair value of these securities. These pricing models included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of December 31, 2008.

As of December 31, 2008, we held $42.5 million par value (fair value of $34.9 million) auction rate securities with a certain investment securities firm. In November 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value.

We have accounted for the Rights as a freestanding financial instrument and have elected to record the value of the Rights under the fair value option of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. In the fourth quarter of 2008, this resulted in the recognition of a $6.9 million non-current asset, with a corresponding increase to pretax income for the value of the Rights. To determine the fair value estimate of the Rights, we used a discounted cash-flow model that was based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the Rights Agreement.

Simultaneous to the recognition of the $6.9 million rights agreement, we recorded an other-than-temporary impairment of the underlying auction rate securities, and prior unrealized losses on the auction rate securities that had been recorded to other comprehensive loss through November 2008 were charged to income, totaling $7.2 million. Also, at the time of the execution of the Rights agreement and pursuant to SFAS 115, we elected to transfer the underlying auction rate securities from available-for-sale to trading securities. For the month of December 2008, we recorded additional losses of $399,000 on these auction rate securities. We expect that the future changes in the fair value of the Rights will be substantially offset by the fair value movements in the underlying auction rate securities.

As of December 31, 2008, the remainder of our auction rate securities, which are still designated as available-for-sale, amounted to $28.0 million par value (fair value of $23.3 million). As a result of the decline in fair value of these auction rate securities, we recorded unrealized losses of $4.7 million to accumulated other comprehensive (loss) income for the year ended December 31, 2008. We have deemed these unrealized losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

Long-Term Debt

Convertible Senior Notes

In October 2008, we completed our offering of $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million. The Notes rank equally in right of payment with our existing and future senior indebtedness.

The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 21.3067 shares of our common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $46.93 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances. Prior to July 2014, holders may convert their Notes only under the following circumstances:

•	During any fiscal quarter after our fiscal quarter ending December 31, 2008, if the closing sale price per share of our common stock, for each of at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than or equal to 120% of the conversion price per share of our common stock;

•	During the five business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of such period was less than 98% of the product of the closing price per share of our common stock on such day and the conversion rate in effect on such day; or

•	Upon the occurrence of specified corporate transactions or other specified events.

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

On February 18, 2009, we settled the repurchase of $13.0 million face amount of our convertible senior notes (see Note 11 of the notes to consolidated financial statements). We repurchased the notes at an average price of $74.25 per $100 principal amount, for a total of $9.6 million. Including accrued interest of approximately $186,000, our total payment was $9.8 million.

Credit Facility

In 2005, we entered into an Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”). Effective May 2008, we entered into a third amendment of the Credit Facility that increased the size of the revolving line of credit from $180.0 million to $200.0 million, maturing in May 2012. The Credit Facility is intended to be used for working capital and general corporate purposes, and subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the amount available under the Credit Facility to up to $250.0 million.

Interest rates on borrowings under the Credit Facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.500% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the Credit Facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated earnings before interest expense, taxes, depreciation and amortization, or EBITDA. The applicable margins range between 0.750% and 1.750% for LIBOR loans and between 0.000% and 0.750% for base rate loans. The commitment fee ranges between 0.150% and 0.275%. In addition, we are required to pay a fee for each letter of credit issued under the Credit Facility equal to the applicable margin for LIBOR loans and a customary fronting fee. As of December 31, 2008, there were no borrowings outstanding under the Credit Facility.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At December 31, 2008, we were in compliance with all financial covenants in the Credit Facility.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our ten health plan subsidiaries operating in California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our health plans. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries, after intercompany eliminations, which may not be transferable to us in the form of loans, advances, or cash dividends totaled $355.0 million at December 31, 2008, and $332.2 million at December 31, 2007.

The National Association of Insurance Commissioners, or NAIC, has established model rules which, if adopted by a particular state, set minimum capitalization requirements for health plans and other insurance entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which vary slightly from state to state, have been adopted in Florida, Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. California has not adopted RBC rules and has not given notice of any intention to do so. The RBC rules, if adopted by California, may increase the minimum capital required by that state.

At December 31, 2008, our health plans had aggregate statutory capital and surplus of approximately $362.5 million, compared to the required minimum aggregate statutory capital and surplus of approximately $211.1 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2008. We have the ability and commitment to provide additional working capital to each of our health plans when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2009.

Critical Accounting Policies

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The determination of our liability for claims and medical benefits payable is particularly important to the determination of our financial position and results of operations in any given period. Such determination of our liability requires the application of a significant degree of judgment by our management. As a result, the determination of our liability for claims and medical benefits is subject to an inherent degree of uncertainty. Our medical care costs include amounts that have been paid by us through the reporting date, as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. Such medical care cost liabilities include, among other items, unpaid fee-for-service claims, capitation payments owed providers, unpaid pharmacy invoices, and various medically related administrative costs that have been incurred but not paid. We use judgment to determine the appropriate assumptions for determining the required estimates.

The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP claims reserve, as reported in our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. Our estimated IBNP liability represented $236.5 million of our total medical claims and benefits payable of $292.4 million as of December 31, 2008. Excluding amounts related to our cost-plus Medicaid contract in Utah and amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at December 31, 2008 was $216.7 million.

The factors we consider when estimating our IBNP include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our assessment of these factors is then translated into an estimate of our IBNP liability at the relevant measuring point through the calculation of a base estimate of IBNP, a further reserve for adverse claims development, and an estimate of the administrative costs of settling all claims incurred through the reporting date. The base estimate of IBNP is derived through application of claims payment completion factors and trended per member per month (PMPM) cost estimates.

For the fifth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based on actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns.

The following table reflects the change in our estimate of claims liability as of December 31, 2008 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding December 31, 2008, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah health plan is excluded from these calculations, because the majority of the Utah business is conducted under a cost-plus reimbursement contract. Dollar amounts are in thousands.

(Decrease) Increase in	Increase (Decrease) in
Estimated	Medical Claims and
Completion Factors	Benefits Payable

(6)%	$53,199
(4)%	35,466
(2)%	17,733
2%	(17,733)
4%	(35,466)
6%	(53,199)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of December 31, 2008, that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah health plan is excluded from these calculations, because the majority of the Utah business is conducted under a cost-plus reimbursement contract. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended Per member Per Month	Medical Claims and
Cost Estimates	Benefits Payable

(6)%	$(27,129)
(4)%	(18,086)
(2)%	(9,043)
2%	9,043
4%	18,086
6%	27,129

The following per-share amounts are based on a combined federal and state statutory tax rate of 38%, and 27.8 million diluted shares outstanding for the year ended December 31, 2008. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at December 31, 2008, net income for the year ended December 31, 2008 would increase or decrease by approximately $5.5 million, or $0.20 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at December 31, 2008, net income for the year ended December 31, 2008 would increase or decrease by approximately $2.8 million, or $0.10 per diluted share, net of tax. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $27.5 million, or $0.99 per diluted share, net of tax, and $14.0 million, or $0.50 per diluted share, net of tax, respectively.

It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by an change in the estimate of the other component, and that an change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. For example, if completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $5.5 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

After we have established our base IBNP reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, which also uses actuarial techniques, to account for adverse developments in our claims payments which the base actuarial model is not intended to and does not account for. We refer to this additional liability as the provision for adverse claims development. The provision for adverse claims development is a component of our overall determination of the adequacy of our IBNP. It is intended to capture the potential inadequacy of our IBNP estimate as a result of our inability to adequately assess the impact of factors such as changes in the speed of claims receipt and payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations such as the aged, blind or disabled (ABD), changes to state-controlled fee schedules upon which much of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNP after considering the base actuarial model reserves and the provision for adverse claims development. We also include in our IBNP liability an estimate of the administrative costs of settling all claims incurred through the reporting date. The development of IBNP is a continuous process that we monitor and refine on a monthly basis as additional claims payment information becomes available. As additional information becomes known to us, we adjust our actuarial model accordingly to establish IBNP.

On a monthly basis, we review and update our estimated IBNP liability and the methods used to determine that liability. Any adjustments, if appropriate, are reflected in the period known. While we believe our current estimates are adequate, we have in the past been required to increase significantly our claims reserves for periods previously reported and may be required to do so again in the future. Any significant increases to prior period claims reserves would materially decrease reported earnings for the period in which the adjustment is made.

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

Assuming that base reserves have been adequately set, we believe that amounts ultimately paid out should generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. However, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10%

range, as shown by our results in 2008 and 2007 when the amounts ultimately paid out were less than the amount of the reserves we had established as of the beginning of those years by approximately 20% and 19%, respectively.

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

In 2008, overestimation of our claims liability, particularly at our Michigan and Washington health plans, at December 31, 2007 led to the recognition of a benefit from prior period claims development.

•	In Michigan, we overestimated the extent to which both catastrophic claims and state-mandated changes to the methodology used to pay outpatient claims had increased our liability at December 31, 2007.

•	In Washington, we overestimated the extent to which state-mandated changes to hospital fee schedules implemented in August 2007 had increased our liability at December 31, 2007.

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

We do not believe that the recognition of a benefit (or detriment) from prior period claims development had a material impact on our consolidated results of operations in either 2008 or 2007.

In estimating our claims liability at December 31, 2008, we adjusted our base calculation to take account of the impact of the following factors which we believe are reasonably likely to change our final claims liability amount:

•	Uncertainties regarding utilization trends in December at our California health plan.

•	Delays in the receipt and processing of paper-formatted claims at our California health plan during the second half of 2008. Our California health plan receives a far higher percentage of its fee-for-service claims in paper format than do our other health plans.

•	The impact of accruals for potential high dollar provider settlements at our New Mexico health plan that we expect to be resolved in 2009.

•	The impact of major revisions to financially significant provider contracts at the Ohio health plan in the latter half of 2008.

•	The impact of a significant increase to the Ohio health plan’s aged, blind or disabled (ABD) membership in the latter half of 2008.

•	The impact of the Ohio health plan’s decision to transition responsibility for the management of behavioral health services from an independent provider to Company employees in the latter half of 2008.

•	Decreases in claims inventory across all of our health plans throughout 2008.

Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. However, that benefit will affect current period earnings only to the extent that the replenishment of the reserve for adverse claims development (and the re-accrual of administrative costs for the settlement of those claims) is less than the benefit recognized from the prior period liability.

We seek to maintain a consistent claims reserving methodology across all periods. Accordingly, any prior period benefit from an un-utilized reserve for adverse claims development may be offset by the establishment of a new reserve in an approximately equal amount (relative to premium revenue, medical care costs, and medical claims and benefits payable) in the current period, and thus the impact on earnings for the current period may be minimal.

The following table presents the components of the change in our medical claims and benefits payable for the years ended December 31, 2008 and 2007. The negative amounts displayed for “components of medical care costs related to prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. The benefit of this prior period development may be offset by the addition of a reserve for adverse claims development when estimating the liability at the end of the period (captured as a “component of medical care costs related to current year”).

	Year Ended December 31,
	2008	2007
	(Dollars in thousands, except per-member amounts)

Balances at beginning of period	$311,606	$290,048
Medical claims and benefits payable from business acquired	—	14,876
Components of medical care costs related to:
Current year	2,683,399	2,136,381
Prior years	(62,087)	(56,298)

Total medical care costs	2,621,312	2,080,083

Payments for medical care costs related to:
Current year	2,413,128	1,851,035
Prior years	227,348	222,366

Total paid	2,640,476	2,073,401

Balances at end of period	$292,442	$311,606

Benefit from prior period as a percentage of:
Balance at beginning of period	19.9%	19.4%
Premium revenue	2.0%	2.3%
Total medical care costs	2.4%	2.7%
Days in claims payable	41	52
Number of members at end of period	1,256,000	1,149,000
Fee-for-service claims processing and inventory information:
Number of claims in inventory at end of period	87,300	161,400
Billed charges of claims in inventory at end of period	$115,400	$212,000
Claims in inventory per member at end of period	0.07	0.14
Billed charges of claims in inventory per member at end of period	$91.88	$184.51
Number of claims received during the period	11,095,100	9,578,900
Billed charges of claims received during the period	$7,794,900	$6,190,900

Commitments and Contingencies

We lease office space and equipment under various operating leases. As of December 31, 2008, our lease obligations for the next five years and thereafter were as follows: $15.5 million in 2009, $15.3 million in 2010, $14.9 million in 2011, $13.8 million in 2012, $12.0 million in 2013, and an aggregate of $40.9 million thereafter.

We are not an obligor to or guarantor of any indebtedness of any other party. We are not a party to off-balance sheet financing arrangements except for operating leases which are disclosed in Note 15 to the accompanying audited consolidated financial statements for the year ended December 31, 2008. We have certain advances to related parties, which are discussed in Note 14 to the accompanying audited consolidated financial statements for the year ended December 31, 2008.

Contractual Obligations

In the table below, we present our contractual obligations as of December 31, 2008. Some of the amounts we have included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	Total	2009	2010-2011	2012-2013	2014 and Beyond

Medical claims and benefits payable	$292,442	$292,442	$—	$—	$—
Long-term debt(1)	200,000	—	—	—	200,000
Operating leases	112,310	15,514	30,204	25,725	40,867
Interest on long-term debt(1)	43,125	7,500	15,000	15,000	5,625
Purchase commitments	28,086	15,528	9,028	3,515	15

Total contractual obligations	$675,963	$330,984	$54,232	$44,240	$246,507

(1)	Amounts relate to our October 2007 offering of $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014.

In accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we have recorded approximately $11.7 million of unrecognized tax benefits as liabilities. The above table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. See Note 12 to the accompanying audited consolidated financial statements for the year ended December 31, 2008 for further information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Fund Prime Series — Cash Management Class, PFM Fund Prime Series — Institutional Class, and the PFM Fund Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Our investments consist solely of investment grade debt securities with a maximum maturity of ten years and an average duration of four years. Restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our HMO subsidiaries operate.

Inflation

Although the general rate of inflation has remained relatively stable and health care cost inflation has stabilized in recent years, the national health care cost inflation rate still exceeds the general inflation rate. We use various strategies to mitigate the negative effects of health care cost inflation. Specifically, our health plans try to control medical and hospital costs through contracts with independent providers of health care services. Through these contracted providers, our health plans emphasize preventive health care and appropriate use of specialty and hospital services. While we currently believe our strategies will mitigate health care cost inflation, competitive pressures, new health care and pharmaceutical product introductions, demands from health care providers and customers, applicable regulations, or other factors may affect our ability to control health care costs.

MOLINA HEALTHCARE, INC.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Molina Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4, the Company adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” effective January 1, 2008, and elected to apply this Standard to a transaction completed in the fourth quarter of 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Los Angeles, California
March 16, 2009

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$387,162	$459,064
Investments	189,870	242,855
Receivables	128,562	111,537
Income tax refundable	4,019	—
Deferred income taxes	4,603	8,616
Prepaid expenses and other current assets	14,766	12,521

Total current assets	728,982	834,593
Property and equipment, net	65,058	49,555
Intangible assets, net	79,133	89,776
Goodwill and indefinite-lived intangible assets	113,466	117,447
Investments	58,169	—
Deferred income taxes	4,488	—
Restricted investments	38,202	29,019
Receivable for ceded life and annuity contracts	27,367	29,240
Other assets	34,321	21,675

Total assets	$1,149,186	$1,171,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$292,442	$311,606
Accounts payable and accrued liabilities	66,247	69,266
Deferred revenue	29,538	40,104
Income tax payable	—	5,946

Total current liabilities	388,227	426,922
Long-term debt	200,000	200,000
Liability for ceded life and annuity contracts	27,367	29,240
Deferred income taxes	—	10,136
Other long-term liabilities	22,928	14,529

Total liabilities	638,522	680,827

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 26,725 shares at December 31, 2008 and 28,444 shares at December 31, 2007	27	28
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	146,179	185,808
Accumulated other comprehensive (loss) income	(2,310)	272
Retained earnings	387,158	324,760
Treasury stock (1,201 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	510,664	490,478

Total liabilities and stockholders’ equity	$1,149,186	$1,171,305

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue:
Premium revenue	$3,091,240	$2,462,369	$1,985,109
Investment income	21,126	30,085	19,886

Total revenue	3,112,366	2,492,454	2,004,995

Expenses:
Medical care costs	2,621,312	2,080,083	1,678,652
General and administrative expenses	344,761	285,295	229,057
Depreciation and amortization	33,688	27,967	21,475
Impairment charge on purchased software	—	782	—

Total expenses	2,999,761	2,394,127	1,929,184

Operating income	112,605	98,327	75,811
Interest expense	(8,714)	(4,631)	(2,353)

Income before income taxes	103,891	93,696	73,458
Provision for income taxes	41,493	35,366	27,731

Net income	$62,398	$58,330	$45,727

Net income per share(1):
Basic	$2.25	$2.06	$1.64

Diluted	$2.25	$2.05	$1.62

Weighted average shares outstanding:
Basic	27,676	28,275	27,966

Diluted	27,772	28,419	28,164

(1)	Potentially dilutive shares issuable pursuant to the Company’s 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the years ended December 31, 2008 and 2007.

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	Income (Loss)	Earnings	Stock	Total
	(In thousands)

Balance at January 1, 2006	27,792	$28	$162,693	$(629)	$221,148	$(20,390)	$362,850

Comprehensive income:
Net income	—	—	—	—	45,727	—	45,727
Other comprehensive loss, net of tax:
Unrealized gain on Investments	—	—	—	292	—	—	292

Total comprehensive income	—	—	—	292	45,727	—	46,019
Stock options exercised, employee stock grants and employee stock purchases	327	—	10,070	—	—	—	10,070
Tax benefit from employee stock compensation	—	—	1,227	—	—	—	1,227

Balance at December 31, 2006	28,119	$28	$173,990	$(337)	$266,875	$(20,390)	$420,166

Comprehensive income:
Net income	—	—	—	—	58,330	—	58,330
Other comprehensive income, net of tax:
Unrealized gain on investments	—	—	—	609	—	—	609

Total comprehensive income	—	—	—	609	58,330	—	58,939
Adjustment to initially apply FIN 48	—	—	—	—	(445)	—	(445)
Stock options exercised, employee stock grants and employee stock purchases	325	—	10,965	—	—	—	10,965
Tax benefit from employee stock compensation	—	—	853	—	—	—	853

Balance at December 31, 2007	28,444	$28	$185,808	$272	$324,760	$(20,390)	$490,478

Comprehensive income:
Net income	—	—	—	—	62,398	—	62,398
Other comprehensive loss, net of tax:
Unrealized loss on investments	—	—	—	(7,025)	—	—	(7,025)
Other-than-temporary impairment of available-for-sale securities	—	—	—	4,443	—	—	4,443

Total comprehensive income	—	—	—	(2,582)	62,398	—	59,816
Purchase of treasury stock	—	—	—	—	—	(49,940)	(49,940)
Retirement of treasury stock	(1,943)	(1)	(49,939)	—	—	49,940	—
Stock issued in business purchase transaction	48	—	1,262	—	—	—	1,262
Stock options exercised, employee stock grants and employee stock purchases	176	—	9,340	—	—	—	9,340
Tax deficiency from employee stock compensation	—	—	(292)	—	—	—	(292)

Balance at December 31, 2008	26,725	$27	$146,179	$(2,310)	$387,158	$(20,390)	$510,664

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities:
Net income	$62,398	$58,330	$45,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,688	27,967	21,475
Other-than-temporary impairment on available-for-sale securities	7,166	—	—
Unrealized loss on trading securities	399	—	—
Gain on rights agreement	(6,907)	—	—
Deferred income taxes	(1,688)	(9,057)	(399)
Stock-based compensation	7,811	7,188	5,505
Amortization of deferred financing costs	1,626	1,042	885
Tax deficiency from employee stock compensation recorded as additional paid-in capital	(335)	—	—
Loss on disposal of property and equipment	142	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(17,025)	15,007	(38,847)
Prepaid expenses and other current assets	(2,245)	(2,911)	1,369
Medical claims and benefits payable	(19,164)	6,683	51,550
Accounts payable and accrued liabilities	(4,904)	18,700	5,188
Deferred revenue	(10,566)	21,984	10,443
Income taxes	(9,965)	13,693	(579)

Net cash provided by operating activities	40,431	158,626	102,317

Investing activities:
Purchases of equipment	(34,690)	(22,299)	(20,297)
Purchases of investments	(263,229)	(264,115)	(148,795)
Sales and maturities of investments	246,524	103,718	171,225
Net cash (paid) acquired in business purchase transactions	(1,000)	(70,172)	5,820
Increase in restricted investments	(9,183)	(8,365)	(912)
Increase in other assets	(8,973)	(4,330)	(3,334)
Increase in other long-term liabilities	6,031	9,290	239

Net cash (used in) provided by investing activities	(64,520)	(256,273)	3,946

Financing activities:
Treasury stock purchases	(49,940)	—	—
Borrowings under credit facility	—	—	50,000
Proceeds from issuance of convertible senior notes	—	200,000	—
Repayment of amounts borrowed under credit facility	—	(45,000)	(5,000)
Payment of credit facility fees	—	(551)	(459)
Payment of convertible senior notes fees	—	(6,498)	—
Tax benefit from employee stock compensation recorded as additional paid-in capital	43	853	1,227
Proceeds from exercise of stock options and employee stock plan purchases	2,084	4,257	2,416

Net cash (used in) provided by financing activities	(47,813)	153,061	48,184

Net (decrease) increase in cash and cash equivalents	(71,902)	55,414	154,447
Cash and cash equivalents at beginning of year	459,064	403,650	249,203

Cash and cash equivalents at end of year	$387,162	$459,064	$403,650

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$50,130	$27,734	$27,354

Interest	$7,797	$9,419	$2,260

Schedule of non-cash investing and financing activities:
Unrealized (loss) gain on investments	$(3,956)	$977	$474
Deferred income taxes	1,374	(368)	(182)

Net unrealized (loss) gain on investments	$(2,582)	$609	$292

Retirement of common stock used for stock-based compensation	$(555)	$(480)	$—

Accrued purchases of equipment	$65	$672	$945

Retirement of treasury stock	$49,940	$—	$—

Impairment of purchased software	$—	$782	$—

Cumulative effect of adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes	$—	$445	$—

Accrual of software license fees	$—	$—	$2,375

Value of stock issued for employee compensation earned in the previous year	$—	$—	$2,149

Details of business purchase transactions:
Fair value of assets acquired	$(2,262)	$(106,233)	$(86,024)
Common stock issued to seller	1,262	—	—
Less cash acquired	—	10,843	49,820
Liabilities assumed	—	25,218	42,024

Net cash (paid) acquired in business purchase transactions	$(1,000)	$(70,172)	$5,820

Business purchase transactions adjustments:
Accounts payable and accrued liabilities	$1,265	$—	$—
Other long-term liabilities	2,368
Deferred taxes	(7,549)	2,747	—

Goodwill and intangible assets, net	$(3,916)	$2,747	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Organization and Operations

Molina Healthcare, Inc. is a multi-state managed care organization participating exclusively in government-sponsored health care programs for low-income persons, such as the Medicaid program and the Children’s Health Insurance Program, or CHIP. We also serve a small number of low-income Medicare members. We conduct our business primarily through 10 licensed health plans in the states of California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those ten states, each of which is licensed as a health maintenance organization, or HMO.

Our results of operations include the results of recent acquisitions, including the acquisition of Mercy CarePlus, a Medicaid managed care organization based in St. Louis, Missouri, effective as of November 1, 2007, and the acquisition of Cape Health Plan, Inc. based in Southfield, Michigan, effective as of May 15, 2006. We acquired the Cape Health Plan, Inc. by acquiring its parent, HCLB, Inc. (“HCLB”). The Cape Health Plan, Inc. was merged into our Michigan health plan effective December 31, 2006.

Consolidation

The consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for the period subsequent to their acquisition.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include medical claims payable and accruals, determination of allowances for uncollectible accounts, the valuation of certain investments, settlements under risks/savings sharing programs, impairment of long-lived and intangible assets, professional and general liability claims, reserves for potential absorption of claims unpaid by insolvent providers, reserves for the outcome of litigation, valuation allowances for deferred tax assets, and the determination of unrecognized tax benefits.

Reclassification

In the accompanying consolidated balance sheets, we have reclassified certain amounts to conform to the 2008 presentation.

2.	Significant Accounting Policies

Premium Revenue

Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the year ended December 31, 2008, we received approximately 92% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies, Medicare and other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 3% of our premium revenue for the year ended December 31, 2008 was realized under a Medicaid cost-plus reimbursement agreement that our Utah plan has with that state. For the year ended December 31, 2008, we also received approximately 5% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in Michigan, Missouri, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs.

Certain components of premium revenue are subject to accounting estimates. Chief among these are (1) that portion of premium revenue paid to our New Mexico health plan by the state of New Mexico that may be refunded to the state if certain minimum amounts are not expended on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts, (2) that portion of the revenue of our Ohio health plan that is at risk if certain performance measures are not met, (3) the additional premium revenue our Utah health plan is entitled to receive from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid, (4) the profit-sharing agreement between our Texas health plan and the state of Texas, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income above a certain specified percentage, according to a tiered rebate schedule, and (5) that portion of our Medicare revenue that is subject to retroactive adjustment for member risk adjustment and recoupment of pharmacy related revenue.

Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Our contract is for a three-year period, and the medical cost floor is based on premiums and medical care costs over the entire contract period. During the six months ended June 30, 2008, we recorded adjustments totaling $12.9 million to increase premium revenue associated with this requirement. The revenue resulted from a reversal of previously recorded amounts due the state of New Mexico when we were below the minimum percentage, because we exceeded the minimum percentage for the six months ended June 30, 2008.

Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (1) expend on administrative costs; and (2) retain as profit. At December 31, 2008, there was no liability recorded under the terms of these contract provisions. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may trigger a change in the amounts owed. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required.

Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. At December 31, 2008, we had recorded a liability of approximately $1.6 million under the terms of this contract provision.

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

As of December 31, 2008, we had a liability of approximately $619,000 accrued pursuant to our profit-sharing agreement with the state of Texas for the 2008 contract year (ending August 31, 2008) and the 2009 contract year

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ending August 31, 2009). During 2008, we paid the state of Texas $10.1 million relating to the 2007 and 2008 contract years, and the 2007 contract year is now closed. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimates.

Medicare revenue paid to us is subject to retroactive adjustment for both member risk scores and member pharmacy cost experience. Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services (CMS), our Medicare revenue is subject to adjustment for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that our membership (measured on an individual by individual basis) requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that our membership requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. That analysis is similar to the process for the adjustment of member risk scores, but is further complicated by member pharmacy cost sharing provisions attached to the Medicare pharmacy benefit that do not apply to the services measured by the member risk adjustment process. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. To the extent that the premium revenue ultimately received from CMS differs from recorded amounts, we will adjust reported Medicare revenue.

Medical Care Costs

Expenses related to medical care services are captured in the following four categories:

•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals on a fee-for-service basis in a variety of ways, including per diem amounts, diagnostic-related groups or DRGs, percent of billed charges, and case rates. We also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management,

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2008, 2007, and 2006, medically related administrative costs were approximately $75.9 million, $65.4 million, and $52.6 million, respectively.

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands, except PMPM amounts):

	Year Ended December 31,
	2008			2007			2006
			% of			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total	Amount	PMPM	Total

Fee-for- service	$1,709,806	$116.69	65.2%	$1,343,911	$103.77	64.6%	$1,125,031	$94.86	67.0%
Capitation	450,440	30.74	17.2	375,206	28.97	18.0	261,476	22.05	15.6
Pharmacy	356,184	24.31	13.6	270,363	20.88	13.0	209,366	17.65	12.5
Other	104,882	7.16	4.0	90,603	7.00	4.4	82,779	6.98	4.9

Total	$2,621,312	$178.90	100.0%	$2,080,083	$160.62	100.0%	$1,678,652	$141.54	100.0%

Our medical care costs include amounts that have been paid by us through the reporting date, as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. Such medical care cost liabilities include, among other items, capitation payments owed providers, unpaid pharmacy invoices, and various medically related administrative costs that have been incurred but not paid. We use judgment to determine the appropriate assumptions for determining the required estimates. See Note 10, “Medical Claims and Benefits Payable.”

We report reinsurance premiums as medical care costs, while related reinsurance recoveries are reported as deductions from medical care costs. We limit our risk of catastrophic losses by maintaining high deductible reinsurance coverage. We do not consider this coverage to be material as the cost is not significant and the likelihood that coverage will be applicable is low.

Taxes Based on Premiums

Our California, Michigan, New Mexico, Ohio, Texas and Washington health plans are assessed a tax based on premium revenue collected. We report these taxes on a gross basis, included in general and administrative expenses. Premium tax expense totaled $95.1 million, $81.0 million, and $60.8 million in 2008, 2007, and 2006, respectively.

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

In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us. Such liabilities were not material at December 31, 2008 or 2007.

Premium Deficiency Reserves on Loss Contracts

We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was recorded as of December 31, 2008, or 2007.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments that are both readily convertible into known amounts of cash and have a maturity of three months or less on the date of purchase.

Investments

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards No. (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities. Except for restricted investments and certain student loan portfolios (the “auction rate securities”), marketable securities are designated as available-for-sale and are carried at fair value. Unrealized gains or losses on available-for-sale securities, if any, are recorded in stockholders’ equity as other comprehensive income (loss) net of applicable income taxes. Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income. The cost of securities sold is determined using the specific-identification method, on an amortized cost basis. Fair values of securities are generally based on quoted prices in active markets.

Our investment policy requires that all of our investments have final maturities of ten years or less (excluding auction rate and variable rate securities where interest rates may be periodically reset), and that the average maturity be four years or less. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. Declines in interest rates over time will reduce our investment income.

In general, our available-for-sale securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. During 2008, our auction rate securities were classified as non-current assets. During the fourth quarter of 2008, certain auction rate securities were designated as trading securities. For comprehensive discussions of the fair value and classification of our current and non-current investments, including auction rate securities, see Note 4, “Fair Value Measurements,” and Note 5, “Investments.”

Receivables

Receivables consist primarily of amounts due from the various states in which we operate. All receivables are subject to potential retroactive adjustment. Because the amounts of all receivables are readily determinable and our creditors are state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. See Note 6, “Receivables.”

Property and Equipment

Property and equipment are stated at historical cost. Replacements and major improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Software developed for internal use is capitalized in accordance with the provision of AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Furniture and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Software is amortized over its estimated

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

useful life of three years. Leasehold improvements are amortized over the term of the lease or five to 10 years, whichever is shorter. Buildings are depreciated over their estimated useful lives of 31.5 years. See Note 7, “Property and Equipment.”

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Identifiable intangible assets (consisting principally of purchased contract rights and provider contracts) are amortized on a straight-line basis over the expected period to be benefited (between one and 15 years). See Note 8, “Goodwill and Intangible Assets.”

Under SFAS 142, Goodwill and Other Intangible Assets, goodwill and indefinite lived assets are not amortized, but are subject to impairment tests on an annual basis or more frequently if indicators of impairment exist. Under the guidance of SFAS 142, we used a discounted cash flow methodology to assess the fair values of our reporting units at December 31, 2008 and 2007. If book equity values of our reporting units exceed the fair values, we perform a hypothetical purchase price allocation. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill and indefinite lived asset balance. Based on the results of our impairment testing, no adjustments were required for the years ended December 31, 2008, 2007, and 2006.

Long-Lived Asset Impairment

Situations may arise where the carrying value of a long-lived asset may exceed the undiscounted expected cash flows associated with that asset. In such circumstances, the asset is deemed to be impaired. We review material long-lived assets for impairment on an annual basis, as well as when events or changes in business conditions suggest potential impairment. Impaired assets are written down to fair value. In the second quarter of 2007, we recorded an impairment charge totaling $782,000 related to commercial software no longer used in operations. Other than this 2007 charge, we have determined that no long-lived assets were impaired in the years ended December 31, 2008, 2007, and 2006.

Restricted Investments

Restricted investments, which consist of certificates of deposit and treasury securities, are designated as held-to-maturity and are carried at amortized cost, which approximates market value. The use of these funds is limited to specific purposes as required by each state, or as protection against the insolvency of capitated providers. We have the ability to hold our restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. See Note 9, “Restricted Investments.”

Receivable/Liability for Ceded Life and Annuity Contracts

We report an acquired 100% ceded reinsurance arrangement related to the December 2005 purchase of Molina Healthcare Insurance Company by recording a non-current receivable from the reinsurer with a corresponding non-current liability for ceded life and annuity contracts.

Other Assets

During 2008, other assets increased due to the $9.0 million payment on the initial closing of the Florida NetPASS acquisition (see Note 3, “Business Purchase Transactions”), and the addition of a $6.9 million non-current asset in connection with a rights agreement (see Note 4, “Fair Value Measurements”). Other significant items included in other assets include deferred financing costs associated with long-term debt, certain investments held in connection with our employee deferred compensation program, and an investment in a vision services provider (see

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14, “Related Party Transactions”). The deferred financing costs are being amortized on a straight-line basis over the seven-year term of the convertible senior notes.

Income Taxes

We account for income taxes under SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition to determine whether it is more likely than not that a tax position will be sustained upon examination. In the second step, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on de-recognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 12, “Income Taxes.”

Earnings Per Share

The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Shares outstanding at the beginning of the year	28,444	28,119	27,792
Weighted-average number of shares repurchased	(871)	—	—
Weighted-average number of shares issued	103	156	174

Denominator for basic earnings per share	27,676	28,275	27,966
Dilutive effect of employee stock options and stock grants(1)	96	144	198

Denominator for diluted earnings per share(2)	27,772	28,419	28,164

(1)	Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented.

(2)	Potentially dilutive shares issuable pursuant to our 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the years ended December 31, 2008 and 2007.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Fund Prime Series — Cash Management Class, PFM Fund Prime Series — Institutional Class, and the PFM Fund Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Our investments consist solely of investment grade debt securities with a maximum maturity of ten years and an average duration of four years. Restricted investments are invested principally in certificates of deposit and treasury securities. Concentration of credit risk with respect to accounts

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable is limited due to payors consisting principally of the governments of each state in which our HMO subsidiaries operate.

Fair Value of Financial Instruments

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, trade accounts payable, medical claims and benefits payable, long-term debt and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For a comprehensive discussion of fair value measurements with regard to our current and non-current investments, see Note 4, “Fair Value Measurements.”

Based on quoted market prices, the fair value of our convertible senior notes issued in October 2007 was $115.5 million as of December 31, 2008, and $225.6 million as of December 31, 2007. The carrying amount of the convertible senior notes was $200.0 million as of December 31, 2008.

Risks and Uncertainties

Our profitability depends in large part on accurately predicting and effectively managing medical care costs. We continually review our medical costs in light of our underlying claims experience and revised actuarial data. However, several factors could adversely affect medical care costs. These factors, which include changes in health care practices, inflation, new technologies, major epidemics, natural disasters, and malpractice litigation, are beyond our control and may have an adverse effect on our ability to accurately predict and effectively control medical care costs. Costs in excess of those anticipated could have a material adverse effect on our financial condition, results of operations, or cash flows.

At December 31, 2008, we operated in 10 states, in some instances as a direct contractor with the state, and in others as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. Our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.

Segment Information

We present segment information externally in the same manner used by management to make operating decisions and assess performance. Each of our subsidiaries arranges for the provision of health care services to Medicaid and CHIP members in return for compensation from state agencies. They share similar characteristics in the membership they serve, the nature of services provided and the method by which medical care is rendered. The subsidiaries are also subject to similar regulatory environments and long-term economic prospects. As such, we have one reportable segment.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the “FSP”). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding, as additional non-cash interest expense. The change in accounting treatment is effective for fiscal years beginning after December 15, 2008, and shall be applied

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retrospectively to prior periods. The FSP changes the accounting treatment for our $200.0 million 3.75% Convertible Senior Notes due 2014, which were issued in October 2007 (see Note 11, “Long-Term Debt”). The impact of this new accounting treatment will result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We have determined that the applicable interest rate will be 7.5%. This rate is principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus a credit spread. Using this interest rate, the incremental impact of the FSP to our results of operations in 2009 will be approximately $3.1 million, or $0.12 per diluted share, net of tax, but does not include the impact of our repurchase of $13 million face amount of the Notes in February 2009. See Note 20, “Subsequent Events.” This estimate assumes a 38% combined federal and state statutory tax rate and 27 million diluted shares outstanding. We estimate the retroactive adjustment for prior periods will be approximately $627,000, or $0.02 per diluted share, net of tax, for 2007, and $2.9 million, or $0.11 per diluted share, net of tax, for 2008. For prior periods, the estimates assume a 38% combined federal and state statutory tax rate and actual diluted shares outstanding for those periods.

In December 2007, the FASB issued SFAS 141(R), Business Combinations and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and is applied prospectively to business combinations for which the acquisition date is on or after the effective date. Earlier adoption is prohibited. We will apply SFAS 141(R) to the acquisition of Florida NetPASS, LLC, which we expect to complete by the third quarter of 2009. For more information on this acquisition, see Note 3, “Business Purchase Transactions.”

SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way — as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions. In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. As of December 31, 2008, we did not have material outstanding minority interests.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

3.	Business Purchase Transactions

Missouri subsidiary.  Effective November 1, 2007, we acquired Mercy CarePlus, a licensed Medicaid managed care plan based in St. Louis, Missouri, to expand our market share within our core Medicaid managed care business. The results of operations for Mercy CarePlus are included in the consolidated financial statements from periods following November 1, 2007. The purchase price for the acquisition was $80.0 million, and was funded with available cash and proceeds from our issuance of convertible senior notes in October 2007. The purchase price was subject to the following post-closing adjustments: (1) a reconciliation with respect to incurred but not reported medical costs; (2) a settlement of income taxes; and (3) the payment of an additional $5.0 million to

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the sellers if the earnings of the health plan (as defined in the purchase agreement ) exceeded $22.0 million for the twelve months ended June 30, 2008. Upon evaluation, we have preliminarily determined that: (1) the sellers owe us approximately $650,000 in connection with the reconciliation of incurred but not reported medical costs; (2) we owe the sellers approximately $400,000 in connection with the settlement of income taxes; and (3) the earnings condition was not met, so we believe that we do not owe the sellers the additional $5.0 million payment. However, the sellers have objected to our first and third determinations as listed above, and the dispute resolution process provided for under the parties’ stock purchase agreement has commenced. During the post-acquisition period in 2008, we reduced goodwill relating to the Mercy CarePlus acquisition by approximately $6.2 million, primarily due to the establishment of a deferred tax asset relating to the carryover tax basis in certain identifiable intangibles.

Florida subsidiary.  In August 2008, we announced our intention to acquire Florida NetPASS, LLC (“NetPASS”), a provider of care management and administrative services at that time to approximately 55,000 Florida MediPass members in South and Central Florida. We expect the closing of the transaction to occur by the third quarter of 2009, at a purchase price of approximately $42 million, subject to adjustments. On October 1, 2008, we completed the initial closing of the transaction, under which we acquired one percent of the ownership interests of NetPASS for $9.0 million. Additionally, we deposited $9.0 million to an escrow account that will be used for the purpose of reimbursing the state of Florida for any sums due under a final settlement agreement with the state. On October 7, 2008, we announced that our wholly owned subsidiary, Molina Healthcare of Florida, Inc., was awarded a Medicaid managed care contract by the state of Florida. The term of the contract commenced on December 1, 2008, at which time Molina Healthcare of Florida began its initial enrollment of NetPASS Medicaid members, with the full transition of NetPASS members expected to be completed by the third quarter of 2009.

Other.  On June 30, 2008, we paid $1 million and issued a total of 48,186 shares of our common stock in connection with our acquisition of the assets of The Game of Work, LLC. The purchase price consideration totaled $2.3 million. The Game of Work, LLC is a company specializing in productivity measurement and improvement and will be used internally to increase operational efficiency.

4.	Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for financial assets and liabilities. The statement defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, investments and restricted investments as follows:

Balance Sheet Classification	Description

Current assets:
Cash and cash equivalents	Cash and highly liquid securities with original or purchase date remaining maturities of up to three months that are readily convertible into known amounts of cash; reported at fair value based on market prices that are readily available (Level 1).
Investments	Investment grade debt securities; designated as available-for-sale; reported at fair value based on market prices that are readily available (Level 1).
Non-current assets:
Investments	Auction rate securities; designated as available-for-sale; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).
Auction rate securities; designated as trading; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).
Other assets	Other assets include auction rate securities rights (the “Rights”); reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).
Restricted investments	Interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate, or required by contractual arrangement with a third party such as a provider group; designated as held-to-maturity; reported at amortized cost which approximates market value and based on market prices that are readily available (Level 1).

As of December 31, 2008, $70.5 million par value (fair value of $58.2 million) of our investments consisted of auction rate securities, of which all were securities collateralized by student loan portfolios, guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of December 31, 2008. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008. We used pricing models to estimate the fair value of these securities. These pricing models included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would be expected to have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of December 31, 2008.

As of December 31, 2008, we held $42.5 million par value (fair value of $34.9 million) auction rate securities with a certain investment securities firm. In November 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value.

We have accounted for the Rights as a freestanding financial instrument and have elected to record the value of the Rights under the fair value option of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. In the fourth quarter of 2008, this resulted in the recognition of a $6.9 million non-current asset, with a corresponding increase to pretax income for the value of the Rights. To determine the fair value estimate of the Rights, we used a discounted cash-flow model that was based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the Rights Agreement.

Simultaneous to the recognition of the $6.9 million rights agreement, we recorded an other-than-temporary impairment of the underlying auction rate securities, and prior unrealized losses on the auction rate securities that

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had been recorded to other comprehensive loss through November 2008 were charged to income, totaling $7.2 million. Also, at the time of the execution of the Rights agreement and pursuant to SFAS 115, we elected to transfer the underlying auction rate securities from available-for-sale to trading securities. For the month of December 2008, we recorded additional losses of $399,000 on these auction rate securities. We expect that the future changes in the fair value of the Rights will be substantially offset by the fair value movements in the underlying auction rate securities.

As of December 31, 2008, the remainder of our auction rate securities, which are still designated as available-for-sale, amounted to $28.0 million par value (fair value of $23.3 million). As a result of the decline in fair value of these auction rate securities, we recorded unrealized losses of $4.7 million ($2.9 million net of tax) to accumulated other comprehensive (loss) income for the year ended December 31, 2008. We have deemed these unrealized losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents	$387,162	$387,162	$—	$—
Investments	189,870	189,870	—	—
Auction rate securities (available-for-sale)	23,284	—	—	23,284
Auction rate securities (trading)	34,885	—	—	34,885
Auction rate securities rights	6,907	—	—	6,907
Restricted investments	38,202	38,202	—	—

Total assets measured at fair value	$680,310	$615,234	$—	$65,076

Based on market conditions that resulted in the absence of quoted prices in active markets for our auction rate securities, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis during the first quarter of 2008. Accordingly, since our initial adoption of SFAS 157 on January 1, 2008, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy. The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157:

(Level 3)
(In thousands)

Balance at December 31, 2007	$—
Transfers to Level 3	82,150
Auction rate securities rights	6,907
Total losses (realized or unrealized):
Included in earnings	(7,565)
Included in other comprehensive loss	(4,716)
Settlements	(11,700)

Balance at December 31, 2008	$65,076

The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized losses relating to assets still held at December 31, 2008	$(4,716)

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments

The following tables summarize our investments as of the dates indicated:

	December 31, 2008
	Cost or	Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

Municipal securities (including auction rate securities)	$85,973	$23	$5,313	$80,683
U.S. government agency securities	93,994	1,309	79	95,224
U.S. treasury notes	8,604	295	—	8,899
Certificates of deposit	13,494	—	—	13,494
Corporate bonds	50,315	155	731	49,739

	$252,380	$1,782	$6,123	$248,039

	December 31, 2007
	Cost or	Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

Municipal securities (including auction rate securities)	$114,123	$10	$36	$114,097
U.S. government agency securities	42,727	162	18	42,871
U.S. treasury notes	31,563	510	—	32,073
Certificates of deposit	29,136	—	—	29,136
Corporate bonds	24,556	155	33	24,678

	$242,105	$837	$87	$242,855

The contractual maturities of our investments as of December 31, 2008 are summarized below.

		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)

Due in one year or less	$102,327	$102,293
Due one year through five years	87,071	87,672
Due after five years through ten years	1,230	1,146
Due after ten years	61,752	56,928

	$252,380	$248,039

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales of available-for-sale securities were $55.3 million, $13.1 million, and $12.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net realized investment gains (losses) for the years ended December 31, 2008, 2007 and 2006 were $342,000, $(78,000) and $(151,000) respectively.

We monitor our investments for other-than-temporary impairment. For investments other than our municipal securities, we have determined that unrealized gains and losses at December 31, 2008 and 2007 are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in municipal securities consists primarily of auction rate securities. As described in Note 4, “Fair Value Measurements,” the unrealized losses on these investments were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at December 31, 2008.

For investments presented in the table above, the disclosures required by FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, have not been included because our unrealized losses were immaterial at December 31, 2007. The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months and those that have been in a loss position for 12 months or more as of December 31, 2008.

			In a Continuous Loss
	In a Continuous Loss Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Municipal securities	$41,901	$4,914	$—	$—	$41,901	$4,914
U.S. government agency securities	7,237	79	—	—	7,237	79
Corporate bonds	30,276	731		—	30,276	731

	$79,414	$5,724	$—	$—	$79,414	$5,724

6.	Receivables

Accounts receivable by health plan operating subsidiary were as follows:

	December 31,
	2008	2007
	(In thousands)

California	$20,740	$23,046
Michigan	6,637	6,419
Missouri	24,024	15,986
New Mexico	5,712	3,887
Ohio	34,562	28,522
Utah	20,614	23,987
Washington	14,184	8,308
Other	2,089	1,382

Total	$128,562	$111,537

Substantially all receivables due our California and Missouri health plans at December 31, 2008 were collected in January 2009.

Ohio.  As of December 31, 2008, the receivable due our Ohio health plan included two significant components. The first is approximately $11.8 million of accrued birth income, net, due from the state of Ohio. Birth income is a one-time payment for the delivery of a child from the Medicaid program in Ohio.

The second significant component of the Ohio receivable is approximately $20.6 million due from a capitated provider group. Although we have a capitation arrangement with this provider group, our agreement with them calls for us to pay for certain medical services incurred by the provider group’s members, and then to deduct the amount

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of such payments from future monthly capitation amounts owed to the provider group. Of the $20.6 million receivable, approximately $14.0 million represents medical services we have paid on behalf of the provider group, which we will deduct from capitation payments in the months of January and February 2009. The other component of the Ohio receivable includes an estimate of our liability for claims incurred by members of this provider group, not covered by capitation, for which we have not yet made payment. This amount totaled $6.6 million as of December 31, 2008. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our consolidated balance sheets. As part of the agreement with this provider group, our Ohio health plan has withheld approximately $7.7 million from capitation payments due the group, and placed the funds in an escrow account. The Ohio health plan is entitled to the escrow amount if the provider group is unable to repay amounts owed to us for these incurred but not reported claims. The escrow account is included in “Restricted investments” in our consolidated balance sheets. During the quarter ended December 31, 2008, our average monthly capitation payment to this provider group was approximately $12 million.

Utah.  Our Utah health plan’s agreement with the state of Utah calls for the reimbursement of medical costs incurred in serving our members plus an administrative fee of 9% of that medical cost amount, plus a portion of any cost savings realized as defined in the agreement. Our Utah health plan bills the state of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the state of Utah includes: (1) amounts billed to the state for actual paid health care claims plus administrative fees; and (2) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid. For amounts reimbursed by the state subsequent to December 31, 2008, the administrative fee will be reduced to 8% of the medical cost amount.

7.	Property and Equipment

A summary of property and equipment is as follows:

	December 31,
	2008	2007
	(In thousands)

Land	$3,461	$3,000
Building and improvements	25,047	21,928
Furniture, equipment and automobiles	47,074	38,439
Capitalized computer software costs	56,211	34,895

	131,793	98,262

Less: accumulated depreciation and amortization on building and improvements, furniture, equipment and automobiles	(42,056)	(34,071)
Less: accumulated amortization on capitalized computer software costs	(24,679)	(14,636)

	(66,735)	(48,707)

Property and equipment, net	$65,058	$49,555

Depreciation expense recognized for building and improvements, furniture, equipment and automobiles was $9.0 million, $8.5 million, and $7.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. Amortization expense recognized for capitalized computer software costs was $11.7 million, $8.6 million, and $4.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

8.	Goodwill and Intangible Assets

Other intangible assets are amortized over their useful lives ranging from one to 15 years. The weighted average amortization period for contract rights and licenses is approximately 11.5 years, and for provider network is approximately 9.9 years. Amortization expense on intangible assets recognized for the years ended December 31,

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, 2007, and 2006 was $13.0 million, $10.8 million, and $9.5 million, respectively. We estimate that our intangible asset amortization expense will be $11.6 million in 2009, $11.6 million in 2010, $10.4 million in 2011, $8.3 million in 2012, and $5.9 million in 2013. The following table provides the details of identified intangible assets, by major class, for the periods indicated:

		Accumulated	Net
	Cost	Amortization	Balance
	(In thousands)

Intangible assets:
Contract rights and licenses	$114,219	$46,160	$68,059
Provider network	14,548	3,474	11,074

Balance at December 31, 2008	$128,767	$49,634	$79,133

Intangible assets:
Contract rights and licenses	$111,892	$34,775	$77,117
Provider network	14,548	1,889	12,659

Balance at December 31, 2007	$126,440	$36,664	$89,776

The changes in the carrying amount of goodwill and indefinite - lived intangible assets were as follows (in thousands):

Balance as of December 31, 2007	$117,447
Goodwill adjustment related to acquisition of Mercy CarePlus	(6,150)
Goodwill adjustment related to acquisition of Cape Health Plans	2,169

Balance at December 31, 2008	$113,466

9.	Restricted Investments

Pursuant to the regulations governing our subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities. Additionally, we maintain restricted investments as protection against the insolvency of capitated providers. The following table presents the balances of restricted investments by health plan, and by our insurance company:

	December 31,
	2008	2007
	(In thousands)

California	$367	$524
Florida	9,828	307
Insurance Company	4,718	4,722
Michigan	1,000	1,000
Missouri	506	500
Nevada	787	885
New Mexico	9,670	8,991
Ohio	8,459	9,370
Texas	1,521	1,491
Utah	577	575
Washington	151	154
Other	618	500

Total	$38,202	$29,019

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in restricted investments at our Florida health plan relates primarily to an escrow deposit that will be used for the purpose of reimbursing the state of Florida for any sums due under a final settlement agreement with the state, under our purchase agreement with NetPASS, as discussed in Note 3, “Business Purchase Transactions.”

The contractual maturities of our held-to-maturity restricted investments as of December 31, 2008 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$33,485	$33,485
Due one year through five years	4,572	4,572
Due after five years through ten years	145	145
Due after ten years	—	—

	$38,202	$38,202

10.	Medical Claims and Benefits Payable

The following table presents the components of the change in our medical claims and benefits payable for the years ended December 31, 2008 and 2007. The negative amounts displayed for “components of medical care costs related to prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. The benefit of this prior period development may be offset by the addition of a reserve for adverse claims development when estimating the liability at the end of the period (captured as “components of medical care costs related to current year”).

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Balances at beginning of period	$311,606	$290,048
Medical claims and benefits payable from business acquired	—	14,876
Components of medical care costs related to:
Current year	2,683,399	2,136,381
Prior years	(62,087)	(56,298)

Total medical care costs	2,621,312	2,080,083

Payments for medical care costs related to:
Current year	2,413,128	1,851,035
Prior years	227,348	222,366

Total paid	2,640,476	2,073,401

Balances at end of period	$292,442	$311,606

Benefit from prior period as a percentage of:
Balance at beginning of period	19.9%	19.4%
Premium revenue	2.0%	2.3%
Total medical care costs	2.4%	2.7%
Days in claims payable	41	52
Number of members at end of period	1,256,000	1,149,000

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-Term Debt

Convertible Senior Notes

In October 2007, we completed our offering of $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million. The Notes rank equally in right of payment with our existing and future senior indebtedness.

The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 21.3067 shares of our common stock per one thousand dollar principal amount of the Notes. This represents an initial conversion price of approximately $46.93 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances. Prior to July 2014, holders may convert their Notes only under the following circumstances:

•	During any fiscal quarter after our fiscal quarter ending December 31, 2008, if the closing sale price per share of our common stock, for each of at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than or equal to 120% of the conversion price per share of our common stock;

•	During the five business day period immediately following any five consecutive trading day period in which the trading price per one thousand dollar principal amount of the Notes for each trading day of such period was less than 98% of the product of the closing price per share of our common stock on such day and the conversion rate in effect on such day; or

•	Upon the occurrence of specified corporate transactions or other specified events.

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

See Note 20, “Subsequent Events,” for a discussion of our repurchase of a portion of the Notes.

As discussed in Note 2, “Significant Account Policies,” the FASB issued FSP APB 14-1 in 2008. The impact of this new accounting guidance will result in an increase to non-cash interest expense related to the Notes beginning in fiscal year 2009 for financial statements covering past and future periods.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rates on borrowings under the Credit Facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.500% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the Credit Facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated earnings before interest expense, taxes, depreciation and amortization, or EBITDA. The applicable margins range between 0.750% and 1.750% for LIBOR loans and between 0.000% and 0.750% for base rate loans. The commitment fee ranges between 0.150% and 0.275%. In addition, we are required to pay a fee for each letter of credit issued under the Credit Facility equal to the applicable margin for LIBOR loans and a customary fronting fee. As of December 31, 2008 and 2007, there were no amounts outstanding under the Credit Facility.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of our California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At December 31, 2008, we were in compliance with all financial covenants in the Credit Facility.

12.	Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$32,972	$36,171	$24,987
State	6,916	3,073	3,143

Total current	39,888	39,244	28,130

Deferred:
Federal	1,886	(3,630)	(471)
State	(281)	(293)	(578)

Total deferred	1,605	(3,923)	(1,049)

Change in valuation allowance	—	45	650

Total provision for income taxes	$41,493	$35,366	$27,731

A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Taxes on income at statutory federal tax rate (35%)	$36,362	$32,794	$25,710
State income taxes, net of federal benefit	4,313	1,954	2,097
Other	818	618	(76)

Reported income tax expense	$41,493	$35,366	$27,731

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in determining our effective tax rate. We are routinely under audit by federal, state, or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions, and compliance with federal, state, and local tax laws. We have pursued various strategies to reduce our federal, state and local taxes. As a result, we have reduced our state income tax expense due to California enterprise zone credits.

During 2008, 2007, and 2006, tax-related benefits (deficiencies) on share-based compensation were $(292,000), $853,000 and $1.2 million, respectively. Such amounts were recorded as adjustments to income taxes payable with a corresponding increase (decrease) to additional paid-in capital.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(In thousands)

Accrued expenses	$6,785	$6,335
Reserve liabilities	1,046	624
State taxes	172	911
Other accrued medical costs	1,724	863
Prepaid expenses	(3,979)	(2,783)
Net operating losses	27	27
Unrealized losses	(3,194)	(165)
Unearned premiums	2,063	2,806
Other, net	(41)	—
Valuation allowance	—	(2)

Deferred tax asset, net of valuation allowance — current	4,603	8,616

Net operating losses	971	856
State taxes	1,830	840
Depreciation and amortization	(10,698)	(14,453)
Deferred compensation	5,876	3,208
Other accrued medical costs	108	103
Reserve liabilities	1,684	885
Unrealized losses	4,667	—
Other, net	745	(882)
Valuation allowance	(695)	(693)

Deferred tax asset (liability) net of valuation allowance — long term	4,488	(10,136)

Net deferred income tax asset (liability)	$9,091	$(1,520)

At December 31, 2008, we had federal and state net operating loss carryforwards of $422,000 and $10.9 million, respectively. The federal net operating loss begins expiring in 2011, and state net operating losses begin expiring in 2013. The utilization of the net operating losses is subject to certain limitations under federal and state law.

We have determined that as of both December 31, 2008, and December 31, 2007, $695,000 of deferred tax assets did not satisfy the recognition criteria set forth in SFAS 109. Accordingly, a valuation allowance has been recorded for these amounts. This valuation allowance primarily relates to the uncertainty of realizing certain state

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss carryforwards. In the future, if we determine that the realization of the net operating losses is more likely than not, the reversal of the related valuation allowance will reduce the provision for income taxes.

During 2008, $7.4 million of net deferred tax assets were established with a corresponding reduction to goodwill for certain acquired intangible assets in connection with the 2007 purchase of Mercy CarePlus. Additionally during 2008, $2.2 million of deferred tax assets relating to the 2006 purchase of the Cape Health Plan were derecognized which resulted in a corresponding increase to goodwill under purchase accounting.

Accruals for uncertain tax positions are provided for in accordance with the requirements of FIN 48. Pursuant to FIN 48, tax benefits are recognized only if the tax position is “more likely than not” of being sustained. We are subject to income taxes in the U.S. and numerous state jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The roll forward of our unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2007	$(10,278)
Increases in tax positions for prior years	(3,310)
Decreases in tax positions for prior years	2,682
Increases in tax positions for current year	(2,061)
Decreases in tax positions for current year	892
Settlements	—
Lapse in statute of limitations	399

Gross unrecognized tax benefits at December 31, 2008	$(11,676)

As of December 31, 2008, we had $11.7 million of unrecognized tax benefits of which $5.8 million, if fully recognized, would affect our effective tax rate. We anticipate a decrease of $165,000 to our liability for unrecognized tax benefits within the next twelve-month period due to normal expiration of tax statutes.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, and December 31, 2007, we had accrued $1.4 million and $638,000, respectively, for the payment of interest and penalties.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2008. We are under examination, or may be subject to examination, in certain state and local jurisdictions, with the major jurisdictions being California, Missouri, and Michigan, for the years 2004 through 2008. Our subsidiary, HCLB, is being examined by the IRS for the year ended May 2006. The IRS has issued a notice of proposed adjustment to decrease HCLB’s compensation deductions and related tax loss for the year ended May 2006 by approximately $16 million. If sustained, the reduction in the tax loss would increase taxes payable by $5.4 million. Management disagrees with the IRS assessment and believes that adequate accruals have been provided for the HCLB examination.

13.	Employee Benefits

We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in connection with our contributions to the 401(k) plan totaled $3.9 million, $3.6 million and $2.5 million in the years ended December 31, 2008, 2007, and 2006, respectively.

We also have a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.

14.	Related Party Transactions

We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that provides us with significant influence over operating and financial policies of the investee. As of December 31, 2008 and 2007, our carrying amount for this investment totaled $3.6 million and $3.5 million, respectively. During 2007, we paid this provider a $0.9 million network access fee that was fully amortized as of June 30, 2008. During 2008, we advanced this provider $1.3 million, of which $417,000 remained outstanding as of December 31, 2008. We expect to collect this outstanding advance in the first quarter of 2009. For the years ended December 31, 2008, 2007 and 2006, we paid $15.4 million, $10.9 million, and $7.9 million, respectively, for medical service fees to this provider.

We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Amounts paid under the terms of this fee-for-service agreement were $242,000, $157,000 and $357,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We also have a capitation arrangement with Pacific Hospital, where we pay a fixed monthly fee based on member type. We paid Pacific Hospital for capitation services totaling approximately $3.8 million, $4.8 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. We believe that both arrangements with Pacific Hospital are based on prevailing market rates for similar services. Also as of December 31, 2008, we had an advance outstanding to Pacific Hospital totaling $23,000, which will offset capitation payments in 2009.

15.	Commitments and Contingencies

Leases

We lease office space, clinics, equipment, and automobiles under agreements that expire at various dates through 2018. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases, including those payments described in Note 14, “Related Party Transactions,” consist of the following approximate amounts:

Year ending December 31,	(In thousands)

2009	$15,514
2010	15,321
2011	14,883
2012	13,771
2013	11,954
Thereafter	40,867

Total minimum lease payments	$112,310

Rental expense related to these leases totaled $17.5 million, $18.1 million and $12.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

We are involved in legal actions in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. The outcome of such legal actions is inherently uncertain. Nevertheless, we believe that these actions, when finally concluded and determined, are not likely to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Professional Liability Insurance

We carry medical malpractice insurance for health care services rendered through our clinics in California. Claims-made coverage under this policy is $1.0 million per occurrence with an annual aggregate limit of $3.0 million for each of the years ended December 31, 2008, 2007, and 2006. We also carry claims-made managed care errors and omissions professional liability insurance for our HMO operations. This insurance is subject to a coverage limit of $10.0 million per occurrence and $10.0 million in the aggregate for each policy year.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Washington and Utah. Our health plans are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances or cash dividends was $355.0 million at December 31, 2008, and $332.2 million at December 31, 2007. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, Nevada, New Mexico, Ohio, Texas, Washington, and Utah have adopted these rules, which may vary from state to state. California has not yet adopted NAIC risk-based capital requirements for HMOs and has not formally given notice of its intention to do so. Such requirements, if adopted by California, may increase the minimum capital required for that state.

As of December 31, 2008, our health plans had aggregate statutory capital and surplus of approximately $362.5 million compared with the required minimum aggregate statutory capital and surplus of approximately $211.1 million. All of our HMOs were in compliance with the minimum capital requirements at December 31, 2008. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

16.	Stock Plans

In 2002, we adopted the 2002 Equity Incentive Plan (the “2002 Plan”), which provides for the award of stock options, restricted stock, performance shares, and stock bonuses to the company’s officers, employees, directors, consultants, advisors, and other service providers. The 2002 Plan became effective upon our initial public offering (“IPO”) of common stock in July 2003, and allowed for the issuance of 1.6 million shares of common stock. Beginning January 1, 2004, shares eligible for issuance automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis, unless the board of directors affirmatively acts to nullify the automatic increase. There were 3.6 million shares reserved for issuance under the 2002 Plan as of January 1, 2008.

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

In July 2002, we adopted the 2002 Employee Stock Purchase Plan (the “ESPP”), which also became effective upon our IPO in July 2003. During each six-month offering period, eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of the offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. Under the ESPP, we issued 86,400 and 48,000 shares of our common stock during the years ended December 31, 2008 and 2007, respectively. Beginning January 1, 2004, and each year until the 2.2 million maximum aggregate number of shares reserved for issuance is reached, shares available for issuance under the ESPP automatically increase by 1% of total outstanding capital stock. The number of unissued common shares available for future grants under the 2002 Plan and the ESPP was 3.9 million and 3.6 million as of December 31, 2008 and 2007, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of our stock-based compensation expense as reported in general and administrative expenses in the consolidated statements of income:

	Year Ended December 31,
	2008		2007		2006
	Pretax	Net-of-Tax	Pretax	Net-of-Tax	Pretax	Net-of-Tax
	Charges	Amount	Charges	Amount	Charges	Amount
	(In thousands)

Restricted stock awards	$5,171	$3,206	$3,751	$2,335	$2,257	$1,404
Stock options (including shares issued under our ESPP)	2,640	1,637	3,437	2,139	3,248	2,020

Total	$7,811	$4,843	$7,188	$4,474	$5,505	$3,424

For both restricted stock and stock option awards, the expense is recognized over the vesting period, generally straight-line over four years. As of December 31, 2008, there was $14.2 million of unrecognized compensation cost related to unvested restricted stock awards, which we expect to recognize over a weighted-average period of 2.8 years. Also as of December 31, 2008, there was $1.8 million of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.6 years.

The total fair value of restricted shares vested during the years ended December 31, 2008, 2007, and 2006 was $2.5 million, $2.6 million, and $2.0 million, respectively. Unvested restricted stock activity for the year ended December 31, 2008 was as follows:

		Weighted-
		Average Grant Date
	Shares	Fair Value

Unvested balance as of December 31, 2007	235,413	$34.14
Granted	392,000	$30.96
Vested	(89,446)	$32.04
Forfeited	(67,012)	$33.75

Unvested balance as of December 31, 2008	470,955	$31.95

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007, and 2006 amounted to $69,000, $4.3 million, and $3.8 million, respectively. Stock option activity for the year ended December 31, 2008 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term (Years)	(000s)

Outstanding at December 31, 2007	733,713	$30.45
Granted	12,000	$33.57
Exercised	(18,987)	$27.85
Forfeited	(61,387)	$33.70

Outstanding at December 31, 2008	665,339	$30.29	6.9	$87

Exercisable and expected to vest at December 31, 2008(a)	638,532	$30.21	6.8	$87

Exercisable at December 31, 2008	427,450	$29.87	6.2	$87

(a)	Stock options exercisable and expected to vest at December 31, 2008 information is based on a forfeiture rate of 12.9%.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2008	Life (Years)	Price	2008	Price

$4.50 - $27.49	164,170	5.0	$23.11	161,053	$23.08
$28.66 - $28.66	174,744	7.1	$28.66	113,100	$28.66
$29.17 - $30.85	12,700	7.3	$30.12	7,682	$29.97
$31.32 - $44.29	313,725	7.7	$34.95	145,615	$38.30

	665,339	6.9	$30.29	427,450	$29.87

In the year ended December 31, 2008, a total of 12,000 stock options were granted. The Black-Scholes valuation model was used to estimate the fair value of stock options at grant date based on the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. treasury zero coupon issues for the expected option term. The expected volatility is based on historical volatility levels of our common stock. Beginning in the first quarter of 2008, we used an expected term for each option award based on historical experience of employee post-vesting exercise and termination behavior. Prior to 2008, the expected option term of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. This change did not produce materially different valuation results for the stock options awarded in 2008. The assumptions disclosed below represent a weighted-average of the assumptions used for all of our stock option grants throughout each of the years presented.

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.5%	4.5%	4.5%
Expected volatility	45.3%	47.1%	53.1%
Expected option life (in years)	4	6	6
Expected dividend yield	0%	0%	0%
Grant date weighted-average fair value	$12.80	$16.37	$16.01

17.	Stockholders’ Equity

As described in Note 16, “Stock Plans,” we award shares of restricted stock to employees and others under our equity incentive plan. When these shares vest, employees may choose to settle their associated tax obligation by instructing us to withhold the number of shares that will settle the tax obligation based on the current market value of the stock. When we settle tax obligations associated with the vesting of restricted stock awards in this manner, we retire the stock used. During 2008, we retired 18,464 shares of common stock, totaling $555,000. During 2007, we retired 14,391 shares of common stock, totaling $480,000.

In April 2008, our board of directors authorized the repurchase of up to $30 million of our common stock on the open market or through privately negotiated transactions. We used working capital to fund the repurchases under this program. The timing and amount of repurchases were primarily made pursuant to a Rule 10b5-1 trading plan effective as of May 5, 2008, and terminated when the aggregate cost of the repurchases totaled $30 million on June 12, 2008. During the quarter ended June 30, 2008, we repurchased approximately 1.1 million shares. These shares were subsequently retired in 2008.

In July 2008, our board of directors authorized the repurchase of up to an additional one million shares of our common stock. We used working capital to fund the repurchases under this program. The timing and amount of

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchases were primarily made pursuant to a Rule 10b5-1 trading plan effective as of August 1, 2008. During the third and fourth quarters of 2008, we repurchased approximately 812,000 shares for an aggregate purchase price of $20 million. These shares were subsequently retired in 2008.

In December 2008, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $300 million of securities, including common stock or debt securities, and up to 250,000 shares of our common stock, offered by selling stockholders. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.

See Note 20, “Subsequent Events,” regarding our share and convertible senior notes repurchase program that began in 2009.

18.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007.

	For The Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands)

Premium revenue	$729,638	$761,153	$791,554	$808,895
Operating income	24,451	30,258	30,429	27,467
Income before income taxes	22,179	27,951	28,449	25,312
Net income	13,155	16,516	17,186	15,541
Net income per share(1):
Basic	$0.46	$0.59	$0.63	$0.58

Diluted	$0.46	$0.59	$0.62	$0.58

	For The Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands)

Premium revenue	$556,235	$607,127	$628,402	$670,605
Operating income	16,595	22,284	28,815	30,633
Income before income taxes	15,470	21,559	28,285	28,382
Net income	9,592	13,314	17,513	17,911
Net income per share(1):
Basic	$0.34	$0.47	$0.62	$0.63

Diluted	$0.34	$0.47	$0.62	$0.63

(1)	Potentially dilutive shares issuable pursuant to the Company’s 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the years ended December 31, 2008 and 2007.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Condensed Financial Information of Registrant

Following are our parent company only condensed balance sheets as of December 31, 2008 and 2007, and our condensed statements of income and condensed statements of cash flows for each of the three years in the period ended December 31, 2008.

Condensed Balance Sheets

	December 31,
	2008	2007
	(In thousands except per-share data)

ASSETS
Current assets:
Cash and cash equivalents	$42,776	$36,286
Investments	9,745	61,970
Income tax receivable	3,119	—
Deferred income taxes	1,762	4,072
Due from affiliates	13,247	6,705
Prepaid and other current assets	10,228	9,234

Total current assets	80,877	118,267
Property and equipment, net	53,471	37,448
Goodwill	3,721	1,742
Investments	16,364	—
Investment in subsidiaries	568,224	548,931
Deferred income taxes	4,869	1,583
Advances to related parties and other assets	20,477	19,933

Total assets	$748,003	$727,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,595	$29,222
Long-term debt	200,000	200,000
Other long-term liabilities	12,744	8,204

Total liabilities	237,339	237,426

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized, outstanding 26,725 shares at December 31, 2008 and 28,444 shares at December 31, 2007	27	28
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	146,179	185,808
Accumulated other comprehensive gain (loss), net of tax	(2,310)	272
Retained earnings	387,158	324,760
Treasury stock (1,201 shares, at cost)	(20,390)	(20,390)

Total stockholders’ equity	510,664	490,478

Total liabilities and stockholders’ equity	$748,003	$727,904

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenue:
Management fees	$190,361	$154,071	$120,036
Other operating revenue	177	186	144
Investment income	2,733	2,915	1,361

Total revenue	193,271	157,172	121,541
Expenses:
Medical care costs	21,759	22,042	20,764
General and administrative expenses	143,709	114,616	91,347
Depreciation and amortization	18,980	15,101	10,162

Total expenses	184,448	151,759	122,273

Operating income (loss)	8,823	5,413	(732)
Interest expense	(8,651)	(4,485)	(2,239)

Income (loss) before income taxes and equity in net income of subsidiaries	172	928	(2,971)
Income tax expense (benefit)	1,260	2,333	(610)

Net loss before equity in net income of subsidiaries	(1,088)	(1,405)	(2,361)
Equity in net income of subsidiaries	63,486	59,735	48,088

Net income	$62,398	$58,330	$45,727

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities:
Cash provided by operating activities	$17,532	$23,500	$24,205

Investing activities:
Net dividends from and capital contributions to subsidiaries	42,872	(16,890)	(51,260)
Purchases of investments	(25,515)	(74,604)	(20,613)
Sales and maturities of investments	56,833	29,946	29,181
Cash paid in business purchase transactions	(1,000)	(80,045)	—
Purchases of equipment	(33,047)	(20,159)	(17,723)
Changes in amounts due to and due from affiliates	(6,542)	2,887	5,684
Change in other assets and liabilities	3,170	1,192	(2,996)

Net cash provided by (used in) investing activities	36,771	(157,673)	(57,727)

Financing activities:
Treasury stock purchases	(49,940)	—	—
Borrowings under credit facility	—	—	50,000
Proceeds from issuance of convertible senior notes	—	200,000	—
Repayments of amounts borrowed under credit facility	—	(45,000)	(5,000)
Payment of credit facility fees	—	(551)	(459)
Payment of convertible senior notes fees	—	(6,498)	—
Excess tax benefits from employee stock compensation	43	853	1,227
Proceeds from exercise of stock options and employee stock plan purchases	2,084	4,257	2,416

Net cash (used in) provided by financing activities	(47,813)	153,061	48,184

Net increase in cash and cash equivalents	6,490	18,888	14,662
Cash and cash equivalents at beginning of year	36,286	17,398	2,736

Cash and cash equivalents at end of year	$42,776	$36,286	$17,398

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes to Condensed Financial Information of Registrant

Note A —	Basis of Presentation

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

The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2008, 2007, and 2006 for these services totaled $190.4 million, $154.1 million, and $120.0 million, respectively, which are included in operating revenue.

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

During 2008, 2007, and 2006, the Registrant received dividends from its subsidiaries totaling $91.5 million, $39.0 million, and $22.5 million, respectively. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries.

During 2008, 2007, and 2006, the Registrant made capital contributions to certain subsidiaries totaling $48.6 million, $55.9 million, and $73.8 million, respectively, primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries.

Note D —	Related Party Transactions

The Registrant has an equity investment in a medical service provider that provides certain vision services to its members. The Registrant accounts for this investment under the equity method of accounting because it has an ownership interest in the investee in excess of 20%. As of December 31, 2008 and 2007, the Registrant’s carrying amount for this investment totaled $3.6 million and $3.5 million, respectively. During 2007, the Registrant paid this provider a $0.9 million network access fee that was fully amortized as of June 30, 2008. During 2008, the Registrant advanced this provider $1.3 million, of which $417,000 remained outstanding as of December 31, 2008. We expect to collect this outstanding advance in the first quarter of 2009. For the years ended December 31, 2008, 2007, and 2006, the Registrant paid $15.4 million, $10.9 million, and $7.9 million, respectively, for medical service fees to this provider.

The Registrant is a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property by the husband of Dr. Martha Bernadett, the Registrant’s Executive Vice President, Research and Development. Amounts paid under the terms of this fee-for-service agreement were $242,000, $157,000, and $357,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The Registrant also has a capitation arrangement with Pacific Hospital, where the Registrant pays a fixed monthly fee based on member type. The Registrant paid Pacific Hospital for capitation services totaling approximately $3.8 million, $4.8 million and $1.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. The Registrant believes that both arrangements with Pacific Hospital are based on prevailing market rates for similar services. Also as of December 31, 2008, the Registrant had an advance outstanding to this provider totaling $23,000 which will be offset to capitation payments in 2009.

Note 20.  Subsequent Events

In January 2009, the board of directors authorized the repurchase of up to $25 million in aggregate of either our common stock or our 3.75% convertible senior notes due 2014. The repurchase program will be funded with working capital, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through June 30, 2009, but we reserve the right to suspend or discontinue the program at any time.

Under this program, we settled the repurchase of $13.0 million face amount of our convertible senior notes on February 18, 2009 (see Note 11, “Long-Term Debt” for a description of the Notes). We repurchased the notes at an average price of $74.25 per $100 principal amount, for a total of $9.6 million. Including accrued interest of approximately $186,000, our total payment was $9.8 million.

Also under this program, we repurchased approximately 724,000 shares of our common stock for an aggregate purchase price of $13.3 million (average cost of approximately $18.33 per share) during the period beginning February 27, 2009, through March 13, 2009. As of March 13, 2009, we had $1.7 million remaining to spend under this repurchase program. If we were to repurchase shares at an average cost of $20 per share, for example, this would result in the repurchase of approximately 85,000 additional shares.

On March 1, 2009 we awarded 364,700 shares of restricted stock to our officers and employees, primarily in connection with an annual recognition program. These shares will vest in equal annual installments over the four-year period following the date of grant.

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

Changes in Internal Controls:  There were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Molina Healthcare, Inc.

We have audited Molina Healthcare, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Molina Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Los Angeles, California
March 16, 2009

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

(a)	Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2009 Annual Meeting of Stockholders under “Proposal No. 1 — Election of Two Class I Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b)	Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 4 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers,” and will also appear in our Proxy Statement for our 2009 Annual Meeting of Stockholders. Such portion of the Proxy Statement is incorporated herein by reference.

(c)	Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2009 Annual Meeting of Stockholders under “Corporate Governance,” “Corporate Governance and Nominating Committee,” “Corporate Governance Guidelines,” and “Code of Business Conduct and Ethics.” These portions of our Proxy Statement are incorporated herein by reference.

(d)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC, and to furnish us with copies of the forms. Purchases and sales of our equity securities by such persons are published on our website at www.molinahealthcare.com. Based on our review of the copies of such reports, on our involvement in assisting our reporting persons with such filings, and on written representations from our reporting persons, we believe that, during 2008, each of our officers, directors, and greater than ten percent stockholders complied with all such filing requirements on a timely basis, with the single exception of one Form 4 for our chief information officer, Amir Desai, which due to an oversight we filed on August 18, 2008 with respect to a sale of 645 shares on July 28, 2008.

Item 11.	Executive Compensation

The information which will appear in our Proxy Statement for our 2009 Annual Meeting under the captions “Compensation Committee Interlocks,” “Non-Employee Director Compensation,” and “Compensation Discussion and Analysis,” is incorporated herein by reference. The information which will appear in our Proxy Statement under the caption “Compensation Committee Report” is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management will appear in our Proxy Statement for our 2009 Annual Meeting of Stockholders under “Information About Stock Ownership.” This portion of the Proxy Statement is incorporated herein by reference. The information required by this item regarding our equity compensation plans is set forth in Part II, Item 5 of this report and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2009 Annual Meeting of Stockholders under “Related Party Transactions.” Information concerning director independence will appear in our Proxy Statement under “Director Independence.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2009 Annual Meeting of Stockholders under “Disclosure of Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and exhibits listed below are filed as part of this report.

(1)  The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 60 through 98 of this Annual Report on Form 10-K and are incorporated by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — At December 31, 2008 and 2007
Consolidated Statements of Operations — Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

None of the schedules apply, or the information required is included in the Notes to the Consolidated Financial Statements.

(3)  Exhibits

Reference is made to the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2009.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Molina, M.D.
Joseph M. Molina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Molina, M.D. Joseph M. Molina, M.D.	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	March 16, 2009

/s/ John C. Molina, J.D. John C. Molina, J.D.	Director, Chief Financial Officer, and Treasurer (Principal Financial Officer)	March 16, 2009

/s/ Joseph W. White, CPA, MBA Joseph W. White, CPA, MBA	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2009

/s/ Charles Z. Fedak, CPA, MBA Charles Z. Fedak, CPA, MBA	Director	March 16, 2009

/s/ Frank E. Murray, M.D. Frank E. Murray, M.D.	Director	March 16, 2009

/s/ Steven Orlando, CPA Steven Orlando, CPA	Director	March 16, 2009

/s/ Sally K. Richardson Sally K. Richardson	Director	March 16, 2009

/s/ Ronna Romney Ronna Romney	Director	March 16, 2009

/s/ John P. Szabo, Jr. John P. Szabo, Jr.	Director	March 16, 2009

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002.
3.2	Amended and Restated Bylaws	Filed as Exhibit 3.2 to registrant’s Form 8-K filed February 17, 2009.
4.1	Indenture dated as of October 11, 2008	Filed as Exhibit 4.1 to registrant’s Form 8-K filed October 5, 2008.
4.2	First Supplemental Indenture dated as of October 11, 2008	Filed as Exhibit 4.2 to registrant’s Form 8-K filed October 5, 2008.
4.3	Global Form of 3.75% Convertible Senior Note due 2014	Filed as Exhibit 4.3 to registrant’s Form 8-K filed October 5, 2008.
10.1	2000 Omnibus Stock and Incentive Plan	Filed as Exhibit 10.12 to registrant’s Form S-1 filed December 30, 2002.
10.2	2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant’s Form S-1 filed December 30, 2002.
10.3	Form of Stock Option Agreement under 2002 Equity Incentive Plan	Filed as Exhibit 10.3 to registrant’s Form 10-K filed March 14, 2007.
10.4	2002 Employee Stock Purchase Plan	Filed as Exhibit 10.14 to registrant’s Form S-1 filed December 30, 2002.
10.5	2005 Molina Deferred Compensation Plan adopted November 6, 2006	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed November 9, 2006.
10.6	2005 Incentive Compensation Plan	Filed as Appendix A to registrant’s Proxy Statement filed March 28, 2005.
10.7	Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.8	Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.9	Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.10	Employment Agreement with J. Mario Molina, M.D. dated January 2, 2002	Filed as Exhibit 10.7 to registrant’s Form S-1 filed December 30, 2002.
10.11	Amendment to Employment Agreement with J. Mario Molina dated July 1, 2006	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed August 8, 2006.
10.12	Employment Agreement with John C. Molina dated January 1, 2002	Filed as Exhibit 10.8 to registrant’s Form S-1 filed December 30, 2002.
10.13	Employment Agreement with Mark L. Andrews dated December 1, 2001	Filed as Exhibit 10.9 to registrant’s Form S-1 filed December 30, 2002.
10.14	Change in Control Agreement dated June 15, 2006 with Terry Bayer	Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 16, 2006.
10.15	Change in Control Agreement dated May 29, 2008 with James W. Howatt, M.D.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 30, 2007.
10.16	Change in Control Agreement dated March 1, 2008 with Joseph White	Filed as Exhibit 10.15 to registrant’s Form 10-K filed March 17, 2008.
10.17	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007.
10.18	Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare, Inc., as the Borrower, certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed March 10, 2005.

Number	Description	Method of Filing

10.19	First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of October 5, 2005, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed October 13, 2005.
10.20	Second Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of November 6, 2006, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed November 9, 2006.
10.21	Third Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of May 25, 2008, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 31, 2008.
10.22	Office Lease with Pacific Towers Associates for 200 Oceangate Corporate Headquarters.	Filed as Exhibit 10.34 to registrant’s Form 10-K filed March 17, 2008.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21.1	List of subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.