Form 10-Q
period 2009-03-31
MOLINA HEALTHCARE INC
filed 2009-05-07
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of May 1, 2009, was approximately 25,992,000.

MOLINA HEALTHCARE, INC.
See accompanying notes

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements.
MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008 (1)
	(Amounts in thousands,
	except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$405,187	$387,162
Investments	202,194	189,870
Receivables	158,175	128,562
Refundable income taxes	265	4,019
Deferred income taxes (1)	3,884	9,071
Prepaid expenses and other current assets	17,678	14,766

Total current assets	787,383	733,450
Property and equipment, net	70,116	65,058
Goodwill and intangible assets, net	201,706	192,599
Investments	61,828	58,169
Restricted investments	37,757	38,202
Receivable for ceded life and annuity contracts	26,714	27,367
Other assets (1)	21,450	33,223

Total assets	$1,206,954	$1,148,068

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Medical claims and benefits payable	$311,627	$292,442
Accounts payable and accrued liabilities	67,006	66,247
Deferred revenue	82,506	29,538

Total current liabilities	461,139	388,227
Long-term debt (1)	155,312	164,873
Deferred income taxes (1)	12,297	12,911
Liability for ceded life and annuity contracts	26,714	27,367
Other long-term liabilities	22,797	22,928

Total liabilities	678,259	616,306

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 25,991 shares at March 31, 2009 and 26,725 shares at December 31, 2008	27	27
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital (1)	170,411	170,681
Accumulated other comprehensive loss	(2,342)	(2,310)
Retained earnings (1)	395,965	383,754
Treasury stock (2,009 shares at March 31, 2009, and 1,201 shares at December 31, 2008, at cost)	(35,366)	(20,390)

Total stockholders’ equity	528,695	531,762

Total liabilities and stockholders’ equity	$1,206,954	$1,148,068

(1)	The Company’s financial position as of December 31, 2008, has been recast to reflect adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). The cumulative adjustments to reduce retained earnings were $3.4 million as of January 1, 2009, and $604,000 as of January 1, 2008.
See accompanying notes

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2009	2008 (1)
	(Amounts in thousands, except per share data)
	(Unaudited)
Revenue:
Premium revenue	$857,484	$729,638
Investment income	3,547	7,404

Total revenue	861,031	737,042

Expenses:
Medical care costs	737,888	626,347
General and administrative expenses	91,508	78,092
Depreciation and amortization	9,052	8,152

Total expenses	838,448	712,591

Gain on retirement of convertible senior notes	1,532	—

Operating income	24,115	24,451
Interest expense (1)	(3,415)	(3,368)

Income before income taxes (1)	20,700	21,083
Income tax expense (1)	8,489	8,608

Net income (1)	$12,211	$12,475

Net income per share (1):
Basic	$0.46	$0.44

Diluted (2)	$0.46	$0.44

Weighted average shares outstanding:
Basic	26,530	28,457

Diluted (2)	26,561	28,576

(1)	The Company’s 2008 consolidated statement of income has been recast to reflect the adoption of FSP APB 14-1. This resulted in additional interest expense of $1.1 million ($0.02 per diluted share) for the three months ended March 31, 2008.

(2)	Potentially dilutive shares issuable pursuant to our 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the quarters ended March 31, 2009 and 2008.
See accompanying notes

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2009	2008(1)
	(Amounts in thousands)
	(Unaudited)
Net income (1)	$12,211	$12,475
Other comprehensive loss, net of tax:
Unrealized loss on investments	(32)	(2,155)

Other comprehensive loss	(32)	(2,155)

Comprehensive income	$12,179	$10,320

(1)	The Company’s 2008 consolidated statement of comprehensive income has been recast to reflect the adoption of FSP APB 14-1.
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008(1)
	(Dollars in thousands)
	(Unaudited)
Operating activities:
Net income (1)	$12,211	$12,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,052	8,152
Unrealized gain on trading securities	(3,639)	—
Loss on rights agreement	3,323	—
Gain on repurchase and retirement of convertible senior notes	(1,532)	—
Amortization of deferred financing costs (1)	352	358
Non-cash interest on convertible senior notes (1)	1,194	1,144
Deferred income taxes (1)	4,988	(4,774)
Stock-based compensation	1,434	1,511
Tax deficiency from employee stock compensation recorded as additional paid-in capital	(533)	(14)
Changes in operating assets and liabilities:
Receivables	(29,613)	(6,016)
Prepaid expenses and other current assets	(2,912)	(1,257)
Medical claims and benefits payable	19,185	170
Accounts payable and accrued liabilities	(2,922)	(4,277)
Deferred revenue	52,968	(38,062)
Income taxes	3,359	7,134

Net cash provided by (used in) operating activities	66,915	(23,456)

Investing activities:
Purchases of equipment	(10,367)	(8,177)
Purchases of investments	(48,127)	(95,817)
Sales and maturities of investments	35,627	82,353
(Increase) decrease in restricted investments	445	(787)
Increase in other assets	(1,708)	(1,562)
Increase (decrease) in other long-term liabilities	(131)	363

Net cash used in investing activities	(24,261)	(23,627)

Financing activities:
Treasury stock purchases	(14,976)	—
Repurchase and retirement of convertible senior notes	(9,653)	—
Proceeds from exercise of stock options and employee stock plan purchases	—	172

Net cash (used in) provided by financing activities	(24,629)	172

Net increase (decrease) in cash and cash equivalents	18,025	(46,911)
Cash and cash equivalents at beginning of period	387,162	459,064

Cash and cash equivalents at end of period	$405,187	$412,153

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,128	$5,435

Interest	$339	$—

Schedule of non-cash investing and financing activities:
Unrealized loss on investments	$(156)	$(2,705)
Deferred taxes	124	550

Net unrealized loss on investments	$(32)	$(2,155)

Accrued purchases of equipment	$139	$623

Retirement of common stock used for stock-based compensation	$695	$333

Business purchase transactions adjustments:
Other assets	$9,000	$—
Accounts payable and accrued liabilities	2,847	1,004
Deferred taxes	—	98

Goodwill and intangible assets, net	$11,847	$1,102

(1)	The Company’s 2008 consolidated statement of cash flows has been recast to reflect the adoption of FSP APB 14-1.
See accompanying notes

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009
1. Basis of Presentation
Organization and Operations
     Molina Healthcare, Inc. is a multi-state managed care organization participating exclusively in government-sponsored health care programs for low-income persons, such as the Medicaid program and the Children’s Health Insurance Program, or CHIP. We also serve a small number of low-income Medicare members. We conduct our business primarily through 10 licensed health plans in the states of California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those 10 states, each of which is licensed as a health maintenance organization, or HMO.
Consolidation and Interim Financial Information
     The condensed consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included. Except as described below, such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2009. Financial information related to subsidiaries acquired during any year is included only for the period subsequent to their acquisition.
     The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2008. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2008 audited consolidated financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our December 31, 2008 audited financial statements.
     Effective January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This change in accounting treatment has been applied retrospectively to prior periods, resulting in additional interest expense of $1.1 million ($0.02 per diluted share) for the quarter ended March 31, 2008. The cumulative adjustments to reduce retained earnings were $3.4 million as of January 1, 2009, and $604,000 as of January 1, 2008. For a comprehensive discussion of the application of FSP APB 14-1, and its impact to the accompanying financial statements, see Note 6, “Convertible Senior Notes.”
2. Significant Accounting Policies
Earnings per Share
     The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Shares outstanding at the beginning of the period	26,725	28,444
Weighted-average number of shares repurchased	(218)	—
Weighted-average number of shares issued	23	13

Denominator for basic earnings per share	26,530	28,457
Dilutive effect of employee stock options and stock grants (1)	31	119

Denominator for diluted earnings per share (2)	26,561	28,576

(1)	Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended March 31, 2009, and 2008, there were approximately 626,000 and 347,000 antidilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the three months ended March 31, 2009, and 2008, there were approximately 330,000, and 33,000 antidilutive weighted restricted shares, respectively.

(2)	Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the quarters ended March 31, 2009 and 2008.
See accompanying notes

Share-Based Compensation
     At March 31, 2009, we had employee equity incentives outstanding under two plans: (1) the 2002 Equity Incentive Plan; and (2) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Charged to general and administrative expenses, total stock-based compensation expense for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Restricted stock awards	$1,052	$896
Stock options (including shares issued under our employee stock purchase plan)	382	615

Total stock-based compensation expense	$1,434	$1,511

     As of March 31, 2009, there was $19.3 million of total unrecognized compensation expense related to non-vested restricted stock awards, which we expect to be recognized over a weighted-average period of 3.3 years. Also as of March 31, 2009, there was $1.7 million of unrecognized compensation expense related to non-vested stock options, which we expect to recognize over a weighted-average period of 2.0 years.
     Non-vested restricted stock and restricted stock unit activity for the three months ended March 31, 2009 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested balance as of December 31, 2008	470,955	$31.95
Granted	364,700	18.73
Vested	(111,351)	31.06
Forfeited	(18,375)	26.62

Non-vested balance as of March 31, 2009	705,929	25.40

     The total fair value of restricted shares granted during the three months ended March 31, 2009 and 2008 was $6.8 million and $10.6 million, respectively. The total fair value of restricted shares vested during the three months ended March 31, 2009 and 2008 was $2.1 million and $1.2 million, respectively.
Stock option activity during the three months ended March 31, 2009 is summarized below:

				Weighted
				Average
		Weighted	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value (in	Term
	Shares	Price	Thousands)	(Years)
Stock options outstanding as of December 31, 2008	665,339	$30.29
Granted	—	—
Exercised	—	—
Forfeited	(3,367)	33.72

Stock options outstanding as of March 31, 2009	661,972	30.27	$141	6.6

Stock options exercisable and expected to vest as of March 31, 2009	645,234	$30.22	$141	6.5

Exercisable as of March 31, 2009	539,229	$29.85	$141	6.2

Income Taxes
     We record accruals for uncertain tax positions in accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  Our accrual for unrecognized tax benefits decreased $1.1 million (with a corresponding decrease to deferred tax assets) to $10.6 million as of March 31, 2009, from $11.7 million as of December 31, 2008.  The decrease was primarily related to a reassessment of prior year uncertain tax positions. Approximately $5.8 million of the $10.6 million in unrecognized tax benefits at March 31, 2009, would affect our effective tax rate, if recognized.  We anticipate a decrease of $4.2 million to our liability for unrecognized tax benefits (with a corresponding decrease to deferred tax assets) within the next twelve-month period as a result of a routine request filed with the Internal Revenue Service that should allow us to change our method of tax accounting for certain tax positions.
Recent Accounting Pronouncements
     On April 9, 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1).  FSP 107-1 amends SFAS 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  It also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt FSP 107-1, and provide the additional required disclosures, in the second quarter of 2009.
     On April 9, 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4).  FSP 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, Fair Value Measurements.  FSP 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt the provisions of FSP 157-4 during the second quarter of 2009, and are currently evaluating its impact to our financial position, results of operations, cash flows, and disclosures.
     On April 9, 2009, the FASB issued FSP SFAS 115-2, SFAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2).  FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  FSP 115-2 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt the provisions of FSP 115-2 during the second quarter of 2009, and are currently evaluating its impact to our financial position, results of operations, cash flows, and disclosures.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
3. Fair Value Measurements
     We adopted SFAS No. 157, Fair Value Measurements (SFAS 157) as of January 1, 2008.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  FASB FSP 157-2, Effective Date of FASB Statement No. 157, applies to nonfinancial assets and nonfinancial liabilities, and was effective January 1, 2009.  The adoption of this standard had no impact on us in the first quarter of 2009.
     As of March 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, investments, and restricted investments as follows:

Balance Sheet Classification	Description
Current assets: Investments	Investment grade debt securities; designated as available-for-sale; reported at fair value based on market prices that are readily available (Level 1).

Balance Sheet Classification	Description
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
     As of March 31, 2009, $70.2 million par value (fair value of $61.8 million) of our investments consisted of auction rate securities, all of which were collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of March 31, 2009. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, and continued to be unavailable as of March 31, 2009. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of March 31, 2009.
     As of March 31, 2009, we held $42.5 million par value (fair value of $38.5 million) auction rate securities (designated as trading securities) with a certain investment securities firm. In the fourth quarter of 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value.
     We have accounted for the Rights as a freestanding financial instrument and have elected to record the value of the Rights under the fair value option of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. In the fourth quarter of 2008, this resulted in the recognition of a $6.9 million non-current asset, with a corresponding increase to pretax income for the value of the Rights. In the first quarter of 2009, we recorded a $3.3 million reduction to the fair value of the Rights, with a corresponding charge to pretax income. To determine the fair value estimate of the Rights, we use a discounted cash-flow model based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the rights agreement.
     For the three months ended March 31, 2009, we recorded pretax gains of $3.6 million on the auction rate securities underlying the Rights. We expect that the future changes in the fair value of the Rights will continue to be substantially offset by the fair value movements in the underlying auction rate securities.
     As of March 31, 2009, the remainder of our auction rate securities (designated as available-for-sale securities) amounted to $27.7 million par value (fair value of $23.3 million). As a result of the increase in fair value of auction rate securities designated as available-for-sale, we recorded unrealized gains of $320,000 ($198,000, net of tax) to accumulated other comprehensive loss for the three months ended March 31, 2009. We recorded unrealized losses of $3.3 million ($2.0 million, net of tax) to other comprehensive loss for the three months ended March 31, 2008. We have deemed these unrealized losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

     Our assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investments	$202,194	$202,194	$—	$—
Auction rate securities (available-for-sale)	23,304	—	—	23,304
Auction rate securities (trading)	38,524	—	—	38,524
Auction rate securities rights	3,584	—	—	3,584
Restricted investments	37,757	37,757	—	—

Total assets measured at fair value	$305,363	$239,951	$—	$65,412

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

(Level 3)
(In thousands)
Balance at December 31, 2008	$65,076
Transfers to Level 3	—
Auction rate securities rights	(3,323)
Total gains (unrealized):
Included in earnings	3,639
Included in other comprehensive loss	320
Settlements	(300)

Balance at March 31, 2009	$65,412

The amount of total gains for the period included in other comprehensive loss attributable to the change in unrealized gains relating to assets still held at March 31, 2009	$320

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

	March 31,	December 31,
	2009	2008
	(In thousands)
California	$37,925	$20,740
Michigan	7,086	6,637
Missouri	21,555	24,024
New Mexico	6,887	5,712
Ohio	34,939	34,562
Utah	31,793	20,614
Washington	15,912	14,184
Others	2,078	2,089

Total receivables	$158,175	$128,562

     Ohio.  As of March 31, 2009, the receivable due our Ohio health plan included two significant components. The first is approximately $6.5 million of accrued birth income, net, due from the state of Ohio. Birth income is a one-time payment for the birth of a child from the Medicaid program in Ohio.
     The second significant component of the Ohio receivable is approximately $26.5 million due from a capitated provider group. Although we have a capitation arrangement with this provider group, our agreement with them calls for us to pay for certain medical services incurred by the provider group’s members, and then to deduct the amount of such payments from future monthly capitation amounts owed to the provider group. Of the $26.5 million receivable, approximately $19.1 million represents medical services we have paid on behalf of the provider group, which we will deduct from capitation payments in the months of April and May of 2009. The other component of the Ohio receivable includes an estimate of our liability for claims incurred by members of this provider group, not covered by capitation, for which we have not yet made payment. This amount totaled $7.4 million as of March 31, 2009. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our consolidated balance sheets. As part of the agreement with this provider group, our Ohio health plan has withheld approximately $7.7 million from capitation payments due the group, and placed the funds in an escrow account. The Ohio health plan is entitled to the escrow amount if the provider group is unable to repay amounts owed to us for these incurred but not reported claims. The escrow account is included in “Restricted investments” in our consolidated balance sheets. During the three months ended March 31, 2009, our average monthly capitation payment to this provider group was approximately $12 million.
     Utah.  Our Utah health plan’s agreement with the state of Utah calls for the reimbursement of medical costs incurred in serving our members plus an administrative fee of 8% of that medical cost amount, plus a portion of any cost savings realized as defined in the agreement. Our Utah health plan bills the state of Utah monthly for actual paid health care claims plus administrative fees. Our receivable balance from the state of Utah includes: (1) amounts billed to the state for actual paid health care claims plus administrative fees; and (2) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid. Effective January 1, 2009, the administrative fee was reduced from 9% to 8% of the medical cost amount.
5. Other Assets
     Other assets include deferred financing costs associated with long-term debt, certain investments held in connection with our employee deferred compensation program, and an investment in a vision services provider (see Note 9, “Related Party Transactions”). The deferred financing costs are being amortized on a straight-line basis over the seven-year term of the convertible senior notes maturing in 2014. Other assets declined in the first quarter of 2009 due primarily to the reclassification to goodwill and intangible assets of the $9.0 million initial payment for the acquisition of Florida NetPASS.
6. Convertible Senior Notes
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
     The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 21.3067 shares of our common stock per one thousand dollar principal amount of the Notes. This represents an initial conversion price of approximately $46.93 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances. Prior to July 2014, holders may convert their Notes only under the following circumstances:
•	During any fiscal quarter after our fiscal quarter ended December 31, 2007, if the closing sale price per share of our common stock, for each of at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than or equal to 120% of the conversion price per share of our common stock;

•	During the five business day period immediately following any five consecutive trading day period in which the trading price per one thousand dollar principal amount of the Notes for each trading day of such period was less than 98% of the product of the closing price per share of our common stock on such day and the conversion rate in effect on such day; or

•	Upon the occurrence of specified corporate transactions or other specified events.
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
     Adoption of FSP APB 14-1. Effective January 1, 2009, we adopted FSP APB 14-1. This new standard has changed our accounting treatment of the Notes, resulting in an increase to non-cash interest expense beginning in the quarter ended March 31, 2009. We have also recast prior periods, beginning with the year ended December 31, 2007, the year in which the Notes were issued.
     FSP APB 14-1 requires the proceeds from the issuance of the Notes to be allocated between a liability component and an equity component. We have determined that the effective interest rate is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of March 31, 2009, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 66 months. The Notes’ if-converted value did not exceed their principal amount as of March 31, 2009. The following table provides the details of the amounts recorded under FSP APB 14-1:

	As of	As of
	March 31,	December 31,
	2009	2008
	(in thousands)
Details of the liability component:
Principal amount	$187,000	$200,000
Unamortized discount	(31,688)	(35,127)

Net carrying amount	$155,312	$164,873

	Three Months Ended
	March 31,
	2009	2008
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,817	$1,875
Amortization of the discount on the liability component	1,194	1,144

Total interest cost recognized	$3,011	$3,019

     Securities Repurchase Program. Under the $25 million securities repurchase program announced in January 2009, we repurchased and retired $13.0 million face amount of our convertible senior notes during the first quarter. We repurchased the notes at an average price of $74.25 per $100 principal amount, for a total of $9.8 million, including accrued interest. The gain recognized during the quarter on the repurchase of the notes was $1.5 million, or approximately $0.04 per diluted share. See the details regarding the stock repurchases at Note 7, “Stockholders’ Equity.”
     In March 2009, our board of directors authorized the repurchase of up to an additional $25 million in aggregate of either our common stock or our convertible senior notes. The repurchase program will be funded with working capital, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through December 31, 2009, but we reserve the right to suspend or discontinue the program at any time.

7. Stockholders’ Equity
     Under the repurchase program described in Note 6, “Convertible Senior Notes,” we repurchased approximately 808,000 shares of our common stock for $15 million (average cost of approximately $18.53 per share). This repurchase increased diluted earnings per share for the first quarter of 2009 by less than $0.01.
     On March 1, 2009, we awarded 364,700 shares of restricted stock to our officers and employees, primarily in connection with our annual incentive compensation program. These shares will vest in equal annual installments over the four-year period following the date of grant. During the three months ended March 31, 2009, we issued 73,650 shares in connection with vested restricted stock awards. See Note 2, “Significant Accounting Policies,” for further information regarding share-based compensation.
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
     We are involved in various legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
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
     Various providers have contacted us seeking additional compensation for claims that we believe to have been settled. These matters, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
Regulatory Capital and Dividend Restrictions
     Our principal operations are conducted through our health plans operating in California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. Our health plans are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the health plans must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these health plans (after intercompany eliminations), which may not be transferable to us in the form of cash dividends, loans, or advances, were $348.2 million at March 31, 2009 and $355.0 million at December 31, 2008. The National Association of Insurance Commissioners, or NAIC, adopted model rules effective December 31, 1998, which, if implemented by a state, set new minimum capitalization requirements for insurance companies, health plans, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington have adopted these rules, although the rules as adopted may vary somewhat from state to state. California, Florida, and Missouri have established their own minimum capitalization requirements for insurance companies.

     As of March 31, 2009, our health plans had aggregate statutory capital and surplus of approximately $351.3 million, compared with the required minimum aggregate statutory capital and surplus of approximately $214.4 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2009. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
9. Related Party Transactions
     We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that provides us with significant influence over operating and financial policies of the investee. As of March 31, 2009 and December 31, 2008, our carrying amount for this investment totaled $3.8 million and $3.6 million, respectively. During 2008, we advanced this provider $1.3 million, of which $417,000 remained outstanding as of December 31, 2008. During the three months ended March 31, 2009, $145,000 of this amount was repaid, for a total receivable of $272,000 as of March 31, 2009. During the three months ended March 31, 2009, we advanced this provider an additional $7,000, which was collected during the same period. For the three months ended March 31, 2009 and 2008, we paid $4.8 million and $3.5 million, respectively, for medical service fees to this provider.
     We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Amounts paid under the terms of this fee-for-service agreement were $172,000 and $56,000 for the three months ended March 31, 2009 and 2008, respectively. We also have a capitation arrangement with Pacific Hospital, where we pay a fixed monthly fee based on member type. We paid Pacific Hospital for capitation services totaling approximately $460,000 and $919,000 for the three months ended March 31, 2009 and 2008, respectively. We believe that both arrangements with Pacific Hospital are based on prevailing market rates for similar services. As of December 31, 2008, we had an advance outstanding to Pacific Hospital totaling $23,000, which was offset against capitation payments in the first quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. All statements, other than statements of historical facts, that we include in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated as a result of, but not limited to, risk factors related to the following:
•	budgetary pressures on the federal and state governments and their resulting inability to fully fund Medicaid, Medicare, or CHIP or to maintain current membership eligibility thresholds and criteria;

•	the successful management of our medical costs and the achievement of our projected medical care ratios in all our health plans;

•	the success of our efforts to leverage our administrative costs to address the needs associated with increased enrollment;

•	our limited experience operating in Florida;

•	growth in our Medicaid and Medicare enrollment consistent with our expectations;

•	uncertainties regarding the impact of federal and state health care reform efforts and the new presidential administration;

•	our ability to accurately estimate incurred but not reported medical costs across all health plans;

•	rate increases and the maintenance of existing rate levels that are consistent with our expectations;

•	our inability to pass on to our contracted providers any rate cuts under our governmental contracts;

•	the budget and liquidity crisis in California and the state’s inability to make payment under its contracts with our California health plan;

•	the successful resolution of pending rate litigation in California;

•	the renewal of the provider premium tax beyond October 1, 2009;

•	the successful renewal and continuation of the government contracts of all of our health plans, including the re-selection of our Michigan and Missouri health plans in response to Medicaid RFPs in 2009;

•	the relatively small number of states in which we operate health plans and the impact on the consolidated entity of adverse developments in any single health plan;

•	the availability of financing to fund and capitalize our acquisitions and start-up activities and to meet our liquidity needs;

•	the illiquidity of our auction rate securities;

•	restrictions and covenants in our credit facility and adverse credit and equity market conditions;

•	governmental audits and reviews;

•	the successful and cost-effective integration of our acquisitions;

•	our information and medical management systems, including the migration of our primary data center to our New Mexico IT facility;

•	earnings seasonality that is contrary to our expectations;

•	retroactive adjustments of premium revenue;

•	interest rates on invested balances that are lower than expected;

•	high profile qui tam matters and negative publicity regarding Medicaid managed care and Medicare Advantage;

•	changes in funding under our contracts as a result of regulatory and programmatic adjustments and reforms;

•	approval by state regulators of dividends and distributions by our subsidiaries;

•	unexpected changes in member utilization patterns, healthcare practices, or healthcare technologies;

•	high dollar claims related to catastrophic illness;

•	a flu epidemic or pandemic, including increased utilization from actual illness or from heightened sensitivity to flu-like symptoms, and business continuity problems due to work-force absenteeism;

•	a state’s failure to renew its federal Medicaid waiver;

•	changes in federal or state laws or regulations or in their interpretation;

•	the favorable resolution of litigation or arbitration matters;

•	announcements by government officials or our competitors or peers relating to our business;

•	an unauthorized disclosure of confidential member information;

•	changes generally affecting the managed care industry; and

•	general economic conditions, including unemployment rates.
     Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.
     This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.

Adoption of New Convertible Debt Accounting
     Our 2008 consolidated financial statements have been recast to reflect the adoption of FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). This resulted in additional interest expense of $1.1 million ($0.02 per diluted share) for the quarter ended March 31, 2008.
Overview
     Our financial performance for the three months ended March 31, 2009 compared with our financial performance for the three months ended March 31, 2008 may be briefly summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollar amounts in
	thousands, except per
	share data)
Earnings per diluted share	$0.46	$0.44
Premium revenue	$857,484	$729,638
Operating income	$24,115	$24,451
Net income	$12,211	$12,475
Medical care ratio	86.1%	85.8%
G&A expenses as a percentage of total revenue	10.6%	10.6%
Total ending membership	1,303,000	1,185,000
     First quarter 2009 net income of $12.2 million was comparable to first quarter 2008 net income of $12.5 million. Strong first quarter growth in premium revenue, primarily due to higher enrollment, offset a slight increase in the medical care ratio. Higher premium revenue also provided greater administrative leverage as core administrative expense (defined as administrative expenses excluding premium taxes) dropped to 7.6% of total operating revenue in 2009 from 7.8% in 2008. The $3.9 million, or 52%, quarter-over-quarter drop in investment income that we experienced in the first quarter of 2009 was partially offset by a $1.5 million gain from the repurchase of our convertible senior notes.
     Our Ohio health plan was granted a three-year New Health Plan Accreditation by the National Committee on Quality Assurance effective January 26, 2009.
Revenue
     Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the three months ended March 31, 2009, we received approximately 91% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services (CMS), and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
     The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for members of the Children’s Health Insurance Program (CHIP) are generally among our lowest, with rates as low as approximately $80 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population — the Medicaid group that includes most mothers and children — PMPM premiums range between approximately $100 in California to over $250 in Missouri and New Mexico. Among our Medicaid Aged, Blind or Disabled (ABD) membership, PMPM premiums range from approximately $450 in California and Texas to over $1,000 in Ohio. Medicare premiums are approximately $1,100 PMPM, with Medicare revenue totaling $27.1 million and $21.3 million, for the three months ended March 31, 2009 and 2008, respectively.
     Approximately 4% of our premium revenue for the three months ended March 31, 2009 was realized under a Medicaid cost-plus reimbursement agreement that our Utah plan has with that state. For the three months ended March 31, 2009, we also received approximately 5% of our premium revenue in the form of “birth income” — a one-time payment for the birth of a child — from the Medicaid programs in Michigan, Missouri, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs.

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
     Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Our contract is for a three-year period, and the medical cost floor is based on premiums and medical care costs over the entire contract period. During the three months ended March 31, 2008, we recorded adjustments totaling $6.7 million to increase premium revenue associated with this requirement. The revenue resulted from a reversal of previously recorded amounts due the state of New Mexico when we were below the minimum percentage, because we exceeded the minimum percentage for the three months ended March 31, 2008.
     Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (1) expend on administrative costs; and (2) retain as profit. At March 31, 2009, there was no liability recorded under the terms of these contract provisions. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may trigger a change in the amounts owed. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required.
     Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. At March 31, 2009, we had recorded a liability of approximately $1.6 million under the terms of this contract provision.
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
     As of March 31, 2009, we had a liability of approximately $531,000 accrued pursuant to our profit-sharing agreement with the state of Texas for the 2008 contract year (ending August 31, 2008) and the 2009 contract year (ending August 31, 2009). During 2008, we paid the state of Texas $10.1 million relating to the 2007 and 2008 contract years, and the 2007 contract year is now closed. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimates.
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
     Historically, membership growth has been the primary reason for our increasing revenues, although more recently our revenues have also grown due to the more care intensive benefits and related higher premiums associated with our ABD and Medicare members. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	March 31,	December 31,	March 31,
	2009	2008	2008
Total Ending Membership by Health Plan:
California	327,000	322,000	303,000
Florida (1)	17,000	—	—
Michigan	207,000	206,000	216,000
Missouri	77,000	77,000	76,000
Nevada (2)	—	—	—
New Mexico	83,000	84,000	78,000
Ohio	190,000	176,000	140,000
Texas	33,000	31,000	28,000
Utah	60,000	61,000	55,000
Washington	309,000	299,000	289,000

Total	1,303,000	1,256,000	1,185,000

Total Ending Membership by State for our Medicare Advantage Special Needs Plans:
California	1,500	1,500	1,200
Michigan	2,000	1,700	1,400
Nevada	400	700	500
New Mexico	400	300	—
Texas	400	400	400
Utah	2,800	2,400	2,000
Washington	1,000	1,000	800

Total	8,500	8,000	6,300

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	12,600	12,700	11,700
Florida (1)	4,200	—	—
Michigan	30,100	30,300	31,800
New Mexico	6,200	6,300	6,800
Ohio	19,700	19,000	14,700
Texas	16,700	16,200	16,100
Utah	7,500	7,300	6,800
Washington	3,000	3,000	3,000

Total	100,000	94,800	90,900

(1)	Our Florida health plan began enrolling members in late December 2008.

(2)	Less than one thousand members.

The following table provides details of member months (defined as the aggregation of each month’s ending membership for the period) by health plan for the periods indicated:

	Three Months Ended
	March 31,		% of Increase
Total Member Months by Health Plan:	2009	2008	(Decrease)
California	980,000	908,000	7.9%
Florida (1)	61,000	—	—
Michigan	620,000	638,000	(2.8)
Missouri	231,000	223,000	3.6
Nevada	1,000	2,000	(50.0)
New Mexico	248,000	228,000	8.8
Ohio	560,000	413,000	35.6
Texas	98,000	85,000	15.3
Utah	184,000	157,000	17.2
Washington	919,000	859,000	7.0

Total	3,902,000	3,513,000	11.1

(1)	Our Florida health plan began enrolling members in late December 2008.
Expenses
     Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate costs incurred. Expenses related to medical care services are captured in the following four categories:
•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals on a fee-for-service basis in a variety of ways, including per diem amounts, diagnostic-related groups, or DRGs, percentage of billed charges, and case rates. We also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract; under certain circumstances, we pay escalated charges in connection with these stop-loss agreements. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, costs of operating our medical clinics, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the three month periods ended March 31, 2009 and 2008, medically related administrative costs were approximately $17.6 million and $19.7 million, respectively.
     The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three months ended March 31,
	2009			2008
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$489,141	$125.35	66.3%	$412,009	$117.29	65.8%
Capitation	118,414	30.34	16.1	103,791	29.55	16.6
Pharmacy	102,638	26.30	13.9	86,282	24.56	13.8
Other	27,695	7.10	3.7	24,265	6.91	3.8

Total	$737,888	$189.09	100.0%	$626,347	$178.31	100.0%

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.
The following table provides the details of our medical claims and benefits payable as of the dates indicated (in thousands):

	March 31,	Dec. 31,	March 31,
	2009	2008	2009
Fee-for-service claims incurred but not paid (IBNP)	$247,111	$236,492	$261,462
Capitation payable	31,815	28,111	30,002
Pharmacy	24,047	18,837	15,997
Other	8,654	9,002	4,315

Total	$311,627	$292,442	$311,776

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

	Three Months Ended
	March 31,
	2009	2008
Premium revenue	99.6%	99.0%
Investment income	0.4	1.0

Total revenue	100.0%	100.0%

Medical care ratio	86.1%	85.8%

General and administrative expense ratio, excluding premium taxes	7.6%	7.8%
Premium taxes included in general and administrative expenses	3.0	2.8

Total general and administrative expense ratio	10.6%	10.6%

Operating income	2.8%	3.3%
Net income	1.4%	1.7%
     The following table summarizes premium revenue, medical care costs, medical care ratio and premium taxes by health plan for the three months ended March 31, 2009 and March 31, 2008 (dollar amounts in thousands except for PMPM amounts):

	Three Months Ended March 31, 2009
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Total
California	$110,035	$112.29	$103,973	$106.10	94.5%	$3,316
Florida	19,691	323.89	17,768	292.25	90.2	—
Michigan	132,765	213.98	109,995	177.28	82.9	6,884
Missouri	58,707	254.00	46,974	203.24	80.0	—
Nevada	1,230	1,094.70	434	386.51	35.3	—
New Mexico	81,818	329.68	72,021	290.20	88.0	2,093
Ohio	187,222	334.13	157,780	281.58	84.3	10,192
Texas	33,011	338.14	27,406	280.73	83.0	684
Utah	50,618	275.11	44,263	240.57	87.5	—
Washington	180,704	196.66	149,545	162.75	82.8	2,947
Other (1)	1,683	—	7,729	—	—	(15)

Total	$857,484	$219.73	$737,888	$189.09	86.1%	$26,101

	Three Months Ended March 31, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Total
California	$101,621	$111.97	$89,654	$98.79	88.2%	$2,958
Michigan	124,753	195.42	102,900	161.19	82.5	6,939
Missouri	52,036	233.69	46,681	209.64	89.7	—
Nevada	1,944	1,228.10	1,626	1,027.36	83.7	—
New Mexico	88,649	388.63	71,925	315.31	81.1	1,502
Ohio	124,605	301.68	112,538	272.46	90.3	5,605
Texas	23,432	274.60	17,830	208.95	76.1	476
Utah	37,346	238.51	32,991	210.69	88.3	—
Washington	175,199	203.84	144,513	168.14	82.5	2,845
Other (1)	53	—	5,689	—	—	27

Total	$729,638	$207.71	$626,347	$178.31	85.8%	$20,352

(1)	“Other” medical care costs represent primarily medically related administrative costs at the parent company.
Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008
     Net Income
     Net income for the three months ended March 31, 2009 was $12.2 million, or $0.46 per diluted share, compared with net income of $12.5 million, or $0.44 per diluted share, for the quarter ended March 31, 2008.
     Premium Revenue
     For the first quarter of 2009, premium revenue was $857.5 million, an increase of $127.9 million, or 18%, over the first quarter of 2008,.
     Consolidated membership increased 10% between the quarter ended March 31, 2009 and the quarter ended March 31, 2008. Increased membership contributed approximately 67% of the growth in premium revenue between the first quarter of 2009 and the first quarter of 2008, and increases in per member per month revenue, as a result of both rate changes and shifts in member mix, contributed the other 33%.
     Medicare premium revenue for the first quarter of 2009 was $27.1 million, compared with $21.3 million in the first quarter of 2008 and $22.7 million in the fourth quarter of 2008.
     Significant contributors to the $127.9 million increase in quarterly premium revenue in 2009 compared with 2008 included the following:
•	A $62.6 million increase in Medicaid premium revenue at the Ohio health. Approximately $49 million of the increase in revenue was due to higher enrollment, and the remainder of $13 million was due to the increase in per member per month revenue as a result of both rate changes and shifts in member mix.
•	A $19.7 million increase in Medicaid premium revenue as a result of the start-up of our Florida health plan operations in December 2008.
•	A $10.4 million increase in Medicaid premium revenue at the Utah health plan, primarily due to the increase in revenue associated with higher medical expenses incurred under the Utah health plan’s cost-plus contract with the state.
     Investment Income
     Investment income for the first quarter of 2009 decreased $3.9 million to $3.5 million, from $7.4 million earned in the first quarter of 2008. This 52% decline was due to declining interest rates. The Company’s annualized portfolio yield decreased to 1.9% for 2009, compared with 4.1% for 2008.

Medical Care Costs
     Our consolidated medical care ratio increased slightly to 86.1% in the first quarter of 2009, from 85.8% in the first quarter of 2008. Excluding Medicare, our medical care ratio was 86.3% in the first quarter of 2009, and 85.8% in the first quarter of 2008. We traditionally experience our highest medical care ratio (on a consolidated basis) during the first quarter of the year. Contributing to the year-over-year changes were the following:
•	Rising fee-for-service costs combined with flat per member per month revenue drove the medical care ratio of the California health plan up to 94.5% for the quarter. The California health plan’s medical care ratio was 88.2% in the first quarter of 2008. The year-over-year increase in the plan’s medical care ratio was caused primarily by higher fee-for-service costs.
•	The medical care ratio of the Florida health plan was 90.2% for its first full quarter of operations.
•	The medical care ratio of the Michigan health plan was 82.9% for the quarter, up slightly from 82.5% in the first quarter of 2008.
•	The medical care ratio of the Missouri health plan was 80.0% for the quarter, down from 89.7% in the first quarter of 2008.
•	The medical care ratio of the New Mexico health plan was 88.0% for the quarter, up from 81.1% in the first quarter of 2008. During the first quarter of 2008, the New Mexico health plan recognized $6.7 million of premium revenue due to the reversal of amounts previously recorded as payable to the state of New Mexico. Absent this revenue adjustment, the New Mexico’s health plans’ medical care ratio would have been 87.8% in the first quarter of 2008.
•	The medical care ratio of the Ohio health plan, by line of business, was as follows:

	Three Months Ended
	March 31,		March 31,
	2009	Dec. 31, 2008	2008
Covered Families and Children (CFC)	83.4%	89.2%	88.9%
Aged, Blind or Disabled (ABD)	85.9	95.1	92.7

Aggregate	84.3%	91.5%	90.3%

The reduction in the medical care ratio in Ohio during the first quarter was primarily the result of provider re-contracting, the implementation of an in-house behavioral health care solution, and a blended rate increase of approximately 5% effective January 1, 2009.

•	The medical care ratio of the Texas health plan was 83.0% for the quarter, up from 76.1% in the first quarter of 2008. The year-over-year increase in the plan’s medical care ratio was primarily due to increases in PMPM fee-for-service costs.

•	The medical care ratio of the Utah health plan was 87.5% for the quarter, down from 88.3% in the first quarter of 2008. The year-over-year decrease was primarily due to higher PMPM premiums from the plan’s Medicare and Children’s Health Insurance Program (CHIP) lines of business. This increase more than offset the decrease in the Utah plan’s cost-plus reimbursement rate effective January 1, 2009, to 8% from 9%, for its Medicaid line of business.

•	The medical care ratio of the Washington health plan was 82.8% for the quarter, up slightly from 82.5% in the first quarter of 2008.
     Days in medical claims and benefits payable were 42 days at March 31, 2009, 41 days at December 31, 2008 and 50 days at March 31, 2008.

     General and Administrative Expenses
     General and administrative expenses were $91.5 million, or 10.6% of total revenue, for the first quarter of 2009, compared with $78.1 million, or 10.6% of total revenue, for the first quarter of 2008.
     Core G&A expenses (defined as G&A expenses less premium taxes) were 7.6% of revenue in the first quarter of 2009, compared with 7.8% in the first quarter of 2008. The decrease in core G&A compared with the first quarter of 2008 was primarily due to lower administrative payroll as a percentage of revenue, as indicated in the table below.

	Three Months Ended March 31,
	2009		2008
		% of Total		% of Total
(dollar amounts in thousands)	Amount	Revenue	Amount	Revenue
Medicare-related administrative costs	$4,968	0.6%	$5,292	0.7%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	49,000	5.7	43,946	6.0
All other administrative expense	11,439	1.3	8,502	1.1

Core G&A expenses	$65,407	7.6%	$57,740	7.8%

     Depreciation and Amortization
     Depreciation and amortization expense increased $0.9 million in the three months ended March 31, 2009 compared with the three months ended March 31, 2008, due primarily to depreciation relating to investments in infrastructure.
     Gain on Retirement of Convertible Senior Notes
     In February 2009, we repurchased and retired $13.0 million face amount of our convertible senior notes. We repurchased the notes at an average price of $74.25 per $100 principal amount, for a total of $9.7 million. Including accrued interest, our total payment was $9.8 million. In connection with the repurchase of the Notes, we recorded a gain of $1.5 million ($0.04 per diluted share) in the first quarter of 2009.
     Interest Expense
     Interest expense was $3.4 million for each of the three month periods ended March 31, 2009 and 2008. Interest expense for both periods presented includes non-cash interest expense relating to the our convertible senior notes, as a result of the adoption of FSP APB 14-1. The amounts recorded for this additional interest expense totaled approximately $1.2 million for the first quarter of 2009 ($0.03 per diluted share), and $1.1 million for the first quarter of 2008 ($0.02 per diluted share).
     Income Taxes
     Income taxes were recorded at an effective rate of 41.0% in the first quarter of 2009, consistent with 40.8% recorded in the first quarter of 2008.
Acquisitions
     In August 2008, we announced our intention to acquire Florida NetPASS, LLC (“NetPASS”), a provider of care management and administrative services to TANF and ABD Medicaid members in ten counties in South and Central Florida. On October 1, 2008, we completed the initial closing of the transaction, under which we acquired one percent of the ownership interests of NetPASS for $9.0 million. This amount was recorded to goodwill and intangible assets in the first quarter of 2009. We also deposited $9.0 million into an escrow account, which funds will be used for the purpose of reimbursing the state of Florida for amounts due, if any, under a final acquisition settlement agreement with the state. Following the initial closing and the award of a Medicaid contract to our Florida health plan, as of December 1, 2008 our Florida health plan began to enroll Medicaid members. We currently expect the final closing of the NetPASS transaction to occur by the third quarter of 2009. The final purchase price we pay to acquire NetPASS will depend on the total number of TANF and ABD members enrolled with our Florida health plan following the final closing as measured on a county-by-county basis. As of March 31, 2009, our Florida health plan had enrolled approximately 17,000 members.

Liquidity and Capital Resources
     We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
     Our regulated subsidiaries generate significant cash flows from premium revenue and investment income. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. Professional portfolio managers operating under documented guidelines manage our investments. These investments are made pursuant to board approved investment policies that conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Our restricted investments, classified as non-current assets and designated as held-to-maturity, consist of interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate. These states also prescribe the types of instruments in which our subsidiaries may invest their funds.
     Investments and restricted investments are subject to interest rate risk and may decrease in value if market rates increase. Declines in interest rates over time will reduce our investment income.
     Cash in excess of the capital needs of our regulated health plans is generally paid to our non-regulated parent company in the form of dividends, when and as permitted by applicable regulations, for general corporate use.
     As of March 31, 2009, we had cash and cash equivalents of $405.2 million, investments totaling $264.0 million, and restricted investments of $37.8 million. The cash equivalents consist of highly liquid securities with original or purchase date remaining maturities of up to three months that are readily convertible into known amounts of cash. Our unrestricted investments consisted solely of investment grade debt securities, designated primarily as available-for-sale. Of the $264.0 million total, $202.2 million are classified as current assets, and $61.8 million are investments in auction rate securities which are classified as non-current assets. For a comprehensive discussion of our auction rate securities, see “Fair Value Measurements,” below. The average annualized portfolio yield for the three months ended March 31, 2009 and 2008 was approximately 1.9% and 4.1%, respectively.
     Cash provided by operating activities for the quarter ended March 31, 2009 was $66.9 million, compared with cash used in operating activities of $23.5 million for the same period in 2008, an increase of $90.4 million. Significant contributors to this increase included the following:
•	Increased deferred revenue of approximately $91 million, primarily due to the timing of the Ohio health plan’s receipts of premium payments from the state of Ohio; and
•	Increased medical claims and benefits payable of approximately $19 million.
These increases were offset by increased receivables of approximately $24 million, primarily in California and Utah.
     Cash used in investing activities was $24.3 million for the three months ended March 31, 2009, consistent with $23.6 million for the same period in 2008.

     Cash used in financing activities totaled $24.6 million for the three months ended March 31, 2009, compared with nominal activity for the same period in 2008. The primary use of cash in 2009 was under our 2009 securities repurchase program, described further below, where we repurchased convertible senior notes totaling $9.7 million ($9.8 million with accrued interest), and our common stock totaling $15.0 million.
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
EBITDA (1)

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Operating income	$24,115	$24,451
Add back:
Depreciation and amortization expense	9,052	8,152

EBITDA	$33,167	$32,603

(1)	We calculate EBITDA by adding back depreciation and amortization expense to operating income. EBITDA is not prepared in conformity with GAAP since it excludes depreciation and amortization expense, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to net income, operating income, operating margin, or cash provided by operating activities. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.
Securities Repurchase Program. Under the $25 million securities repurchase program announced in January 2009, we repurchased and retired $13.0 million face amount of our convertible senior notes during the first quarter. We repurchased the notes at an average price of $74.25 per $100 principal amount, for a total of $9.8 million, including accrued interest. The gain recognized during the quarter on the repurchase of the notes was $1.5 million, or approximately $0.04 per diluted share. Also during the first quarter of 2009, we repurchased approximately 808,000 shares of our common stock for $15 million (average cost of approximately $18.53 per share). This repurchase increased diluted earnings per share for the first quarter of 2009 by less than $0.01.
     In March 2009, our board of directors authorized the repurchase of up to an additional $25 million in aggregate of either our common stock or our convertible senior notes. The repurchase program will be funded with working capital, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through December 31, 2009, but we reserve the right to suspend or discontinue the program at any time.
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
     Credit Facility. We have a $200 million credit facility. Borrowings under this credit facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. As of March 31, 2009, there were no amounts outstanding under this credit facility.
     At March 31, 2009, we had working capital of $326.2 million compared with $345.2 million at December 31, 2008. At March 31, 2009, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $70.3 million, including $18.3 million in auction rate securities. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

Fair Value Measurements
     We adopted SFAS No. 157, Fair Value Measurements (SFAS 157) as of January 1, 2008.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  FASB FSP 157-2, Effective Date of FASB Statement No. 157, applies to nonfinancial assets and nonfinancial liabilities, and was effective January 1, 2009.  The adoption of this standard had no impact on us in the first quarter of 2009.
     As of March 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, investments and restricted investments as follows:

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
     As of March 31, 2009, $70.2 million par value (fair value of $61.8 million) of our investments consisted of auction rate securities, all of which were securities collateralized by student loan portfolios, guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of March 31, 2009. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, and continued to be unavailable as of March 31, 2009. We used pricing models to estimate the fair value of these securities that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of March 31, 2009.
     As of March 31, 2009, we held $42.5 million par value (fair value of $38.5 million) auction rate securities (designated as trading securities) with a certain investment securities firm. In the fourth quarter of 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value.

     We have accounted for the Rights as a freestanding financial instrument and have elected to record the value of the Rights under the fair value option of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. In the fourth quarter of 2008, this resulted in the recognition of a $6.9 million non-current asset, with a corresponding increase to pretax income for the value of the Rights. In the first quarter of 2009, we recorded a $3.3 million reduction to the fair value of the Rights, with a corresponding charge to pretax income. To determine the fair value estimate of the Rights, we use a discounted cash-flow model based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the Rights Agreement.
     For the three months ended March 31, 2009, we recorded pretax gains of $3.6 million on the auction rate securities underlying the Rights. We expect that the future changes in the fair value of the Rights will continue to be substantially offset by the fair value movements in the underlying auction rate securities.
     As of March 31, 2009, the remainder of our auction rate securities (designated as available-for-sale securities), amounted to $27.7 million par value (fair value of $23.3 million). As a result of the increase in fair value of auction rate securities designated as available-for-sale, we recorded unrealized gains of $320,000 ($198,000, net of tax) to accumulated other comprehensive loss for the three months ended March 31, 2009. We recorded unrealized losses of $3.3 million ($2.0 million, net of tax) to other comprehensive loss for the three months ended March 31, 2008. We have deemed these unrealized losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
Regulatory Capital and Dividend Restrictions
     Our principal operations are conducted through our 10 health plans operating in California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our health plans.
     The National Association of Insurance Commissioners, or NAIC, has established model rules which, if adopted by a particular state, set minimum capitalization requirements for health plans and other insurance entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which vary slightly from state to state, have been adopted in Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. California, Florida, and Missouri have not adopted RBC rules, but have established their own minimum capitalization requirements.
     At March 31, 2009, our health plans had aggregate statutory capital and surplus of approximately $351.3 million, representing 164% of the required minimum aggregate statutory capital and surplus of approximately $214.4 million. The net assets in our health plans that may not be transferable to us in the form of cash dividends, loans, or advances, were $348.2 million at March 31, 2009, and $355.0 million at December 31, 2008. All of our health plans were in compliance with the minimum capital requirements at March 31, 2009. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
Contractual Obligations
     In our Annual Report on Form 10-K for the year ended December 31, 2008, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.
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

     As a result, the determination of our liability for claims and medical benefits payable is subject to an inherent degree of uncertainty. Our medical care costs include amounts that have been paid by us through the reporting date, as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. Such medical care cost liabilities include, among other items, unpaid fee-for-service claims, capitation payments owed providers, unpaid pharmacy invoices, and various medically related administrative costs that have been incurred but not paid. We use judgment to determine the appropriate assumptions for determining the required estimates.
     The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. Our estimated IBNP liability represented $247.1 million of our total medical claims and benefits payable of $311.6 million as of March 31, 2009. Excluding amounts related to our cost-plus Medicaid contract in Utah and amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at March 31, 2009 was $224.1 million.
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
     The following table reflects the change in our estimate of claims liability as of December 31, 2008 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding March 31, 2009, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah health plan is excluded from these calculations, because the majority of the Utah business is conducted under a cost-plus reimbursement contract. Dollar amounts are in thousands.

(Decrease) Increase in	Increase (Decrease) in
Estimated	Medical Claims and
Completion Factors	Benefits Payable
(6)%	$63,254
(4)%	42,169
(2)%	21,085
2%	(21,085)
4%	(42,169)
6%	(63,254)
     For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of March 31, 2009 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah health plan is excluded from these calculations because the majority of the Utah business is conducted under a cost-plus reimbursement contract. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended Per member Per Month	Medical Claims and
Cost Estimates	Benefits Payable
(6)%	$(36,365)
(4)%	(24,243)
(2)%	(12,122)
2%	12,122
4%	24,243
6%	36,365
     The following per-share amounts are based on a combined federal and state statutory tax rate of 38%, and 26.6 million diluted shares outstanding for the three months ended March 31, 2009. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at March 31, 2009, net income for the three months ended March 31, 2009 would increase or decrease by approximately $6.5 million, or $0.25 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at March 31, 2009, net income for the three months ended March 31, 2009 would increase or decrease by approximately $3.8 million, or $0.14 per diluted share, net of tax. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $32.7 million, or $1.23 per diluted share, net of tax, and $18.8 million, or $0.71 per diluted share, net of tax, respectively.
     It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $6.5 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
     After we have established our base IBNP reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, once again using actuarial techniques, to account for adverse developments in our claims payments which the base actuarial model is not intended to and does not account for. We refer to this additional liability as the provision for adverse claims development. The provision for adverse claims development is a component of our overall determination of the adequacy of our IBNP. It is intended to capture the potential inadequacy of our IBNP estimate as a result of our inability to adequately assess the impact of factors such as changes in the speed of claims receipt and payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations such as the aged, blind or disabled (ABD), changes to state-controlled fee schedules upon which much of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNP after considering the base actuarial model reserves and the provision for adverse claims development. We also include in our IBNP liability an estimate of the administrative costs of settling all claims incurred through the reporting date. The development of IBNP is a continuous process that we monitor and refine on a monthly basis as additional claims payment information becomes available. As additional information becomes known to us, we adjust our actuarial model accordingly to establish IBNP.
     On a monthly basis, we review and update our estimated IBNP and the methods used to determine that liability. Any adjustments, if appropriate, are reflected in the period known. While we believe our current estimates are adequate, we have in the past been required to increase significantly our claims reserves for periods previously reported, and may be required to do so again in the future. Any significant increases to prior period claims reserves would materially decrease reported earnings for the period in which the adjustment is made.

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
     Assuming that base reserves have been adequately set, we believe that amounts ultimately paid out should generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. However, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range, as shown by our results for the year ended December 31, 2007, when the amounts ultimately paid out were less than the amount of the reserves we had established as of the beginning of that year by 19.9%.
     Additionally, our estimate of the amount that will ultimately be paid out in satisfaction of the liability recorded at the end of any period will change over time as more information becomes available. For example, as noted above, the amount we paid out in satisfaction of our liability at December 31, 2007 was 19.9% less than the liability originally recorded at December 31, 2007. At March 31, 2008, we had estimated that the ultimate payout of the December 31, 2007 liability would be 13.7% less than the original liability.
     As of March 31, 2009, we estimate that the total payout in satisfaction of the liability established for claims and medical benefits payable at December 31, 2008 will be approximately 14.4% less than the amount originally recorded. As noted above, however, this estimate may change during the course of the year as more information becomes available.
     The apparent overestimation of our liability for claims and medical benefits payable at December 31, 2008 led to the recognition of a benefit from prior period claims development for the three months ended March 31, 2009. The overestimation of the claims liability at our New Mexico, Ohio, and Washington health plans was principally the cause of the recognition of a benefit from prior period claims development. This was partially offset by the underestimation of our claims liability at December 31, 2008 at our California health plan:
•	In New Mexico, we overestimated at December 31, 2008 the ultimate amounts we would need to pay to resolve certain high dollar provider claims.

•	In Ohio, we underestimated the degree to which certain operational initiatives had reduced our medical costs in the last few months of 2008.

•	In Washington, we overestimated the impact that certain adverse utilization trends would have on our liability at December 31, 2008.

•	In California, we underestimated utilization trends at the end of 2008, leading to an underestimation of our liability at December 31, 2008. Additionally, we underestimated the impact that certain delays in the receipt of paper claims would have on our liability, leading to a further underestimation of our liability at December 31, 2008.
     The recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations in either 2008 or 2007.
     In estimating our claims liability at March 31, 2009, we adjusted our base calculation to take account of the impact of the following factors which we believe are reasonably likely to change our final claims liability amount:
•	The rapid growth of membership across nearly all of our health plans since December 31, 2008.

•	Growth in claims inventory across nearly all of our health plans since December 31, 2008.

•	Continuing uncertainty regarding the impact of certain operational initiatives at the Ohio health plan.

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

			As of and for
	As of and for the three months		the year ended
	ended March 31,		December 31,
	(Dollars in thousands, except per-member amounts)
	2009	2008	2008
Balances at beginning of period	$292,442	$311,606	$311,606

Components of medical care costs related to:
Current year	780,112	668,968	2,683,399
Prior years	(42,224)	(42,621)	(62,087)

Total medical care costs	737,888	626,347	2,621,312

Payments for medical care costs related to:
Current year	510,075	423,107	2,413,128
Prior years	208,628	203,070	227,348

Total paid	718,703	626,177	2,640,476

Balances at end of period	$311,627	$311,776	$292,442

Benefit from prior period as a percentage of:
Balance at beginning of period	14.4%	13.7%	19.9%
Premium revenue	4.9%	5.8%	2.0%
Total medical care costs	5.4%	6.8%	2.4%

Days in claims payable	42	50	41
Number of members at end of period	1,303,000	1,185,000	1,256,000
Fee-for-service claims processing and inventory information:
Number of claims in inventory at end of period	158,900	186,500	87,300
Billed charges of claims in inventory at end of period	$208,900	$217,800	$115,400
Claims in inventory per member at end of period	0.12	0.16	0.07
Billed charges of claims in inventory per member at end of period	$160.32	$183.80	$91.88
Number of claims received during the period	3,051,600	2,731,600	11,095,100
Billed charges of claims received during the period	$2,280,100	$1,856,100	$7,794,900

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
     Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     We are involved in various legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
     Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. The following risk factor was identified or re-evaluated by the Company during the first quarter and is a supplement to those risk factors discussed in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
A flu or other kind of pandemic, or an epidemic in one or more of the states in which we operate a health plan, could significantly increase utilization rates or disrupt the operation of our business.
     In April 2009, an outbreak of swine flu – technically known as 2009 H1N1 virus – caused public alarm and triggered numerous precautionary measures by governmental and public health officials. In the event the swine flu outbreak were to develop into a worldwide pandemic or an epidemic in one or more of the states in which we operate a health plan, the utilization rates among our members would likely increase dramatically and we would experience significantly increased outpatient and inpatient costs, as well as higher costs related to anti-viral medications and vaccinations. In addition, even if the 2009 swine flu proves to be no more virulent than other more common types of flu, the heightened fear among the public resulting from widespread media coverage may result in markedly higher rates of outpatient utilization until such fear subsides. Moreover, if a significant portion of our workforce becomes ill, is required to stay home to care for ill family members, or is required to stay home in connection with social distancing programs intended to minimize disease transmission, the operation of our business could be disrupted. All of these risks would also relate to any other outbreak and rapid spread of a highly contagious and potentially virulent disease, such as SARS or avian flu.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     In January 2009, our board of directors authorized the repurchase of up to $25 million in aggregate of either our common stock or our 3.75% convertible senior notes due 2014. The repurchase program was funded with working capital, and repurchases were made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through June 30, 2009, but we reserve the right to suspend or discontinue the program at any time.
     Under this program, during the first quarter of 2009 we repurchased approximately 808,000 shares of our common stock for $15 million (average cost of approximately $18.53 per share). Purchases of common stock made by or on behalf of the Company during the quarter ended March 31, 2009 are set forth below:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares That May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the Plans
	Purchased	Paid per Share	Programs	or Programs
January 1 — January 31, 2009	—	—	—	$25,000,000
February 1 — February 28, 2009	18,583	$18.7482	18,583	$14,600,000 (1)
March 1 — March 31, 2009	789,475	$18.5280	789,475	$200,000
Total	808,058	$18.5330	808,058	$200,000

(1) Includes the $9.8 million expended on the repurchase of our convertible senior notes in February 2009 as discussed immediately below.
     In addition, we repurchased $13.0 million face amount of our convertible senior notes in February 2009. We repurchased the notes at an average price of $74.25 per $100 principal amount, for a total of $9.8 million, including accrued interest.

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

MOLINA HEALTHCARE, INC. (Registrant)
/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Dated: May 7, 2009

/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: May 7, 2009

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