Form 10-Q
period 2009-06-30
MOLINA HEALTHCARE INC
filed 2009-08-07
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of July 31, 2009, was approximately 25,535,000.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements.
MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008 (1)
	(Unaudited)
	(Amounts in thousands, except per-share data)

ASSETS
Current assets:
Cash and cash equivalents	$417,837	$387,162
Investments	180,398	189,870
Receivables	151,440	128,562
Refundable income taxes	—	4,019
Deferred income taxes (1)	6,829	9,071
Prepaid expenses and other current assets	14,034	14,766

Total current assets	770,538	733,450
Property and equipment, net	73,957	65,058
Goodwill and intangible assets, net	204,040	192,599
Investments	62,017	58,169
Restricted investments	44,736	38,202
Receivable for ceded life and annuity contracts	26,153	27,367
Other assets (1)	21,718	33,223

Total assets	$1,203,159	$1,148,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$308,707	$292,442
Accounts payable and accrued liabilities	60,016	66,247
Deferred revenue	84,176	29,538
Income taxes payable	5,401	—

Total current liabilities	458,300	388,227
Long-term debt (1)	156,484	164,873
Deferred income taxes (1)	13,891	12,911
Liability for ceded life and annuity contracts	26,153	27,367
Other long-term liabilities	14,156	22,928

Total liabilities	668,984	616,306

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized, outstanding: 25,529 shares at June 30, 2009 and 26,725 shares at December 31, 2008	26	27
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital (1)	138,058	170,681
Accumulated other comprehensive loss	(1,702)	(2,310)
Retained earnings (1)	410,530	383,754
Treasury stock, at cost; 544 shares at June 30, 2009 and 1,201 shares at December 31, 2008	(12,737)	(20,390)

Total stockholders’ equity	534,175	531,762

Total liabilities and stockholders’ equity	$1,203,159	$1,148,068

(1)	The Company’s consolidated financial position as of December 31, 2008, has been recast to reflect adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). The cumulative adjustments to reduce retained earnings were $3.4 million as of January 1, 2009.
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008 (1)	2009	2008 (1)
		(Amounts in thousands, except
		net income per share)
		(Unaudited)
Revenue:
Premium revenue	$925,507	$761,153	$1,782,991	$1,490,791
Investment income	2,082	5,338	5,629	12,742

Total revenue	927,589	766,491	1,788,620	1,503,533
Expenses:
Medical care costs	803,206	640,829	1,541,094	1,267,176
General and administrative expenses	94,073	87,074	185,581	165,166
Depreciation and amortization	9,584	8,330	18,636	16,482

Total expenses	906,863	736,233	1,745,311	1,448,824

Gain on retirement of convertible senior notes	—	—	1,532	—

Operating income	20,726	30,258	44,841	54,709
Interest expense (1)	(3,223)	(3,425)	(6,638)	(6,793)

Income before income taxes (1)	17,503	26,833	38,203	47,916
Provision for income taxes (1)	2,938	11,010	11,427	19,618

Net income (1)	$14,565	$15,823	$26,776	$28,298

Net income per share (1):
Basic	$0.56	$0.57	$1.02	$1.00

Diluted (2)	$0.56	$0.56	$1.02	$1.00

Weighted average shares outstanding:
Basic	25,788	27,997	26,157	28,229

Diluted (2)	25,870	28,044	26,241	28,324

(1)	The Company’s consolidated statements of income for the three and six months ended June 30, 2008, have been recast to reflect adoption of FSP APB 14-1. This resulted in additional interest expense of $1.2 million ($0.03 per diluted share) for the three months ended June 30, 2008, and $2.3 million ($0.05 per diluted share) for the six months ended June 30, 2008.

(2)	Potentially dilutive shares issuable pursuant to the Company’s 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the three and six month periods ended June 30, 2009, and 2008, respectively.
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008 (1)	2009	2008 (1)
	(Amounts in thousands)		(Amounts in thousands)
	(Unaudited)		(Unaudited)
Net income (1)	$14,565	$15,823	$26,776	$28,298
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	640	(1,092)	608	(3,247)

Other comprehensive income (loss)	640	(1,092)	608	(3,247)

Comprehensive income (1)	$15,205	$14,731	$27,384	$25,051

(1)	The Company’s consolidated statements of comprehensive income for the three and six months ended June 30, 2008, have been recast to reflect adoption of FSP APB 14-1.
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Amounts in thousands)
	(Unaudited)
Operating activities
Net income (1)	$26,776	$28,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,636	16,482
Unrealized gain on trading securities	(3,610)	—
Loss on rights agreement	3,296	—
Gain on purchase and retirement of convertible senior notes	(1,532)	—
Non-cash interest on convertible senior notes (1)	2,366	2,310
Amortization of deferred financing costs (1)	696	717
Deferred income taxes	3,245	(6,490)
Tax deficiency from employee stock compensation recorded as additional paid-in capital	(547)	(156)
Stock-based compensation	3,458	3,587
Changes in operating assets and liabilities:
Receivables	(22,878)	(2,060)
Prepaid expenses and other current assets	732	(1,963)
Medical claims and benefits payable	16,265	(6,065)
Deferred revenue	54,638	10,066
Accounts payable and accrued liabilities	(15,726)	(10,620)
Income taxes	9,025	5,191

Net cash provided by operating activities	94,840	39,297

Investing activities
Purchases of equipment	(19,924)	(17,098)
Purchases of investments	(72,182)	(163,447)
Sales and maturities of investments	82,292	137,805
Increase in restricted cash	(6,534)	(856)
Cash paid in business purchase transaction	—	(1,000)
Increase in other assets	(2,761)	(2,177)
(Decrease) increase in other long-term liabilities	(8,772)	2,610

Net cash used in investing activities	(27,881)	(44,163)

Financing activities
Treasury stock purchases	(27,712)	(29,966)
Purchase and retirement of convertible senior notes	(9,653)	—
Proceeds from exercise of stock options and employee stock purchases	1,081	1,192

Net cash used in financing activities	(36,284)	(28,774)

Net increase (decrease) in cash and cash equivalents	30,675	(33,640)
Cash and cash equivalents at beginning of period	387,162	459,064

Cash and cash equivalents at end of period	$417,837	$425,424

(1)	The Company’s consolidated statement of cash flows for the six months ended June 30, 2008, has been recast to reflect adoption of FSP APB 14-1.
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont’d)

	Six Months Ended
	June 30,
	2009	2008
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$9,957	$20,307

Interest	$3,935	$3,892

Schedule of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$876	$(5,443)
Deferred taxes	(268)	2,196

Net unrealized gain (loss) on investments	$608	$(3,247)

Retirement of common stock used for stock-based compensation	$(775)	$(366)

Accrued purchases of equipment	$394	$1,595

Retirement of treasury stock	$35,365	$—

Details of business purchase transaction:
Fair value of assets acquired	$—	$2,262
Common stock issued to seller	—	(1,262)

Net cash paid in business purchase transaction	$—	$1,000

Business purchase transactions adjustments:
Other assets	$9,000	$—
Accounts payable and accrued liabilities	8,326	1,265
Deferred taxes	—	65

Goodwill and intangible assets, net	$17,326	$1,330

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009
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
     In preparing the accompanying unaudited condensed consolidated financial statements, we have evaluated subsequent events through August 7, 2009, the date of issuance of the financial statements.
     Effective January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). This change in accounting treatment has been applied retrospectively to prior periods, and resulted in additional interest expense of $1.2 million ($0.03 per diluted share) for the three months ended June 30, 2008, and $2.3 million ($0.05 per diluted share) for the six months ended June 30, 2008. The cumulative adjustments to reduce retained earnings were $3.4 million as of January 1, 2009, and $0.6 million as of January 1, 2008. For a comprehensive discussion of the application of FSP APB 14-1, and its impact to the accompanying financial statements, see Note 8, “Convertible Senior Notes.”
2. Significant Accounting Policies
Investments
     We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards No. (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities. Except for restricted investments and certain student loan portfolios (the “auction rate securities”), marketable securities are designated as available-for-sale and are carried at fair value. Unrealized gains or losses on available-for-sale securities, if any, are recorded in stockholders’ equity as other comprehensive income (loss) net of applicable income taxes. Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-

to-maturity securities are included in the determination of net income. The cost of securities sold is determined using the specific-identification method, on an amortized cost basis. Fair values of securities are generally based on quoted prices in active markets.
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
     In general, our available-for-sale securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. During 2008, our auction rate securities were classified as non-current assets. During the fourth quarter of 2008, certain auction rate securities were designated as trading securities. For comprehensive discussions of the fair value and classification of our current and non-current investments, including auction rate securities, see Note 3, “Fair Value Measurements,” and Note 4, “Investments.”
Earnings Per Share
     The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Shares outstanding at the beginning of the period	25,991	28,479	26,725	28,444
Weighted average number of treasury shares purchased	(205)	(489)	(618)	(244)
Weighted average number of shares issued under employee stock plans	2	7	50	29

Denominator for basic earnings per share	25,788	27,997	26,157	28,229
Dilutive effect of employee stock options and restricted stock (1)	82	47	84	95

Denominator for diluted earnings per share (2)	25,870	28,044	26,241	28,324

(1)	Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended June 30, 2009, and 2008, there were approximately 623,000 and 554,000 antidilutive weighted options, respectively. For the six months ended June 30, 2009, and 2008, there were approximately 625,000 and 363,000 antidilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the three months ended June 30, 2009, and 2008, there were approximately 292,000, and 441,000 antidilutive weighted restricted shares, respectively. For the six months ended June 30, 2009, and 2008, there were approximately 34,000, and 245,000 antidilutive weighted restricted shares, respectively.

(2)	Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2009 and 2008.
Stock-Based Compensation
     At June 30, 2009, we had employee equity incentives outstanding under two plans: (1) the 2002 Equity Incentive Plan; and (2) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). Charged to general and administrative expenses, total stock-based compensation expense for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months
	June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Restricted stock awards	$1,822	$1,311	$2,874	$2,207
Stock options (including shares issued under our employee stock purchase plan)	202	764	584	1,380

Total stock-based compensation expense	$2,024	$2,075	$3,458	$3,587

     As of June 30, 2009, there was $18.3 million of total unrecognized compensation expense related to non-vested restricted stock awards, which we expect to be recognized over a weighted-average period of 3.0 years. Also as of June 30, 2009, there was $1.4 million of unrecognized compensation expense related to non-vested stock options, which we expect to recognize over a weighted-average period of 1.8 years.
     Non-vested restricted stock and restricted stock unit activity for the six months ended June 30, 2009 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested balance as of December 31, 2008	470,955	$31.95
Granted	405,100	18.82
Vested	(124,816)	30.47
Forfeited	(32,000)	26.14

Non-vested balance as of June 30, 2009	719,239	25.07

     The total fair value of restricted shares granted during the six months ended June 30, 2009 and 2008 was $7.6 million and $11.6 million, respectively. The total fair value of restricted shares vested during the six months ended June 30, 2009 and 2008 was $2.4 million and $1.5 million, respectively.
     Stock option activity during the six months ended June 30, 2009 is summarized below:

				Weighted
				Average
		Weighted	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value (in	Term
	Shares	Price	Thousands)	(Years)
Stock options outstanding as of December 31, 2008	665,339	$30.29
Forfeited	(8,100)	32.51

Stock options outstanding as of June 30, 2009	657,239	30.26	$327	6.3

Stock options exercisable and expected to vest as of June 30, 2009	644,056	$30.22	$327	6.3

Exercisable as of June 30, 2009	541,413	$29.86	$327	6.0

Income Taxes
     We record accruals for uncertain tax positions in accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Our accrual for unrecognized tax benefits decreased $9.7 million to $2.0 million as of June 30, 2009, from $11.7 million as of December 31, 2008. The $9.7 million decrease in our accrual for unrecognized tax benefits was recorded as (i) a gross discrete tax benefit of $3.8 million ($3.6 million net of tax), (ii) a reduction in deferred tax assets of $5.2 million, and (iii) an increase in taxes payable of $0.7 million. The decrease was primarily related to settling certain tax examinations and voluntarily electing to change certain tax accounting methods during the quarter ended June 30, 2009. Approximately $1.5 million of the $2.0 million in unrecognized tax benefits at June 30, 2009, would affect our effective tax rate, if recognized. We anticipate a decrease of $0.8 million to our liability for unrecognized tax benefits within the next twelve-month period.
     Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Our accrual for the payment of interest relating to unrecognized tax benefits decreased $1.2 million

($0.8 million net of tax) to $0.2 million as of June 30, 2009, from $1.4 million as of December 31, 2008. The accrual for interest on unrecognized tax benefits decreased as a result of the $9.7 million decrease in the accrual for unrecognized tax benefits as described above. The decrease in accrued interest for unrecognized tax benefits resulted in a discrete tax benefit of $0.8 million which we recorded in the quarter ended June 30, 2009.
Recent Accounting Pronouncements
     On April 9, 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends SFAS 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. We adopted FSP 107-1 as of April 1, 2009; the disclosures required by FSP 107-1 are reported in Note 3, “Fair Value of Financial Instruments.”
     On April 9, 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). FSP 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, Fair Value Measurements. We adopted FSP 157-4 as of April 1, 2009; FSP 157-4 did not have a significant impact on our financial position, results of operations, cash flows, or disclosures for second quarter 2009.
     On April 9, 2009, the FASB issued FSP SFAS 115-2, SFAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. We adopted FSP 115-2 as of April 1, 2009; FSP 115-2 did not have a significant impact on our financial position, results of operations, cash flows, or disclosures for second quarter 2009. The disclosures required by FSP 115-2 are reported in Note 4, “Investments,” and Note 6, “Restricted Investments.”
     In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. We adopted the provisions of SFAS 165 for second quarter 2009, in accordance with the effective date. The disclosure required by SFAS 165 is included in Note 1, “Basis of Presentation.”
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
3. Fair Value Measurements
     Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, trade accounts payable, medical claims and benefits payable, long-term debt and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For a comprehensive discussion of fair value measurements with regard to our current and non-current investments, see below.
     Based on quoted market prices, the fair value of our convertible senior notes issued in October 2007 was $149.1 million as of June 30, 2009, and $115.5 million as of December 31, 2008. The carrying amount of the convertible senior notes was $156.5 million as of June 30, 2009.
     We adopted SFAS  157, Fair Value Measurements as of January 1, 2008. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. FASB FSP

157-2, Effective Date of FASB Statement No. 157, applies to nonfinancial assets and nonfinancial liabilities, and was effective January 1, 2009. The adoption of this standard had no impact on us for the six months ended June 30, 2009.
     As of June 30, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included investments and restricted investments as follows:

Balance Sheet
Classification	Description
Current assets:
Investments	Investment grade debt securities; designated as available-for-sale; reported at fair value based on market prices that are readily available (Level 1). See Note 4, “Investments,” for further information regarding fair value measurements.

Non-current assets:
Investments	Auction rate securities; designated as available-for-sale; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Auction rate securities; designated as trading; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Other assets	Other assets include auction rate securities rights (the “Rights”); reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Restricted investments	Interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate, or required by contractual arrangement with a third party such as a provider group; designated as held-to-maturity; reported at amortized cost which approximates market value and based on market prices that are readily available (Level 1). See Note 6, “Restricted Investments,” for further information regarding fair value measurements.
     As of June 30, 2009, $70.1 million par value (fair value of $62.0 million) of our investments consisted of auction rate securities, all of which were collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of June 30, 2009. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, and continued to be unavailable as of June 30, 2009. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of June 30, 2009. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost.
     As of June 30, 2009, we held $42.5 million par value (fair value of $38.5 million) auction rate securities (designated as trading securities) with a certain investment securities firm. In the fourth quarter of 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value.
     We have accounted for the Rights as a freestanding financial instrument, and have elected to record the value of the Rights under the fair value option of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value of the Rights was $3.6 million at June 30, 2009. To determine the fair value estimate of the Rights, we use a discounted cash-flow model based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the rights agreement.

     For the three months ended June 30, 2009, we recorded a nominal pretax loss on the auction rate securities underlying the Rights, which was offset by a nominal pretax gain on the Rights. For the six months ended June 30, 2009, we recorded pretax gains of $3.6 million on the auction rate securities underlying the Rights. We expect that the future changes in the fair value of the Rights will continue to be substantially offset by the fair value movements in the underlying auction rate securities.
     As of June 30, 2009, the remainder of our auction rate securities (designated as available-for-sale securities) amounted to $27.6 million par value (fair value of $23.5 million). As a result of the increase in fair value of auction rate securities designated as available-for-sale, we recorded unrealized gains of $0.6 million ($0.4 million, net of tax) to accumulated other comprehensive loss for the six months ended June 30, 2009. We recorded unrealized losses of $5.0 million ($3.1 million, net of tax) to other comprehensive loss for the six months ended June 30, 2008. We have deemed these unrealized gains and losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
     Our assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009, were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investments	$180,398	$180,398	$—	$—
Auction rate securities (available-for-sale)	23,522	—	—	23,522
Auction rate securities (trading)	38,495	—	—	38,495
Auction rate securities rights	3,611	—	—	3,611
Restricted investments	44,736	44,736	—	—

Total assets measured at fair value	$290,762	$225,134	$—	$65,628

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

(Level 3)
(In thousands)
Balance at December 31, 2008	$65,076
Transfers to Level 3	—
Auction rate securities rights	(3,296)
Total gains (unrealized):
Included in earnings	3,610
Included in other comprehensive income	638
Settlements	(400)

Balance at June 30, 2009	$65,628

The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains relating to assets still held at June 30, 2009	$638

4. Investments
     The following tables summarize our investments as of the dates indicated:

	June 30, 2009
	Cost or	Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Municipal securities (including auction rate securities)	$84,607	$3,534	$4,351	$83,790
U.S. government agency securities	81,523	898	246	82,175
U.S. treasury notes	21,269	152	7	21,414
Certificates of deposit	7,902	—	—	7,902
Corporate debt securities	47,361	211	438	47,134

	$242,662	$4,795	$5,042	$242,415

	December 31, 2008
	Cost or	Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Municipal securities (including auction rate securities)	$85,973	$23	$5,313	$80,683
U.S. government agency securities	93,994	1,309	79	95,224
U.S. treasury notes	8,604	295	—	8,899
Certificates of deposit	13,494	—	—	13,494
Corporate debt securities	50,315	155	731	49,739

	$252,380	$1,782	$6,123	$248,039

The contractual maturities of our investments as of June 30, 2009 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$110,986	$111,109
Due one year through five years	69,095	69,614
Due after five years through ten years	1,230	1,131
Due after ten years	61,351	60,561

	$242,662	$242,415

     Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales of available-for-sale securities were $46.4 million and $53.3 million for the three month periods ended June 30, 2009, and 2008, respectively. Total proceeds from sales of available-for-sale securities were $82.0 million and $136.7 million for the six month periods ended June 30, 2009, and 2008, respectively. Net realized investment gains for the three months ended June 30, 2009, and 2008 were $36,000 and $52,000 respectively. Net realized investment gains for the six months ended June 30, 2009, and 2008 were $195,000, and $132,000 respectively.
     We monitor our investments for other-than-temporary impairment. For investments other than our municipal securities, we have determined that unrealized gains and losses at June 30, 3009, and December 31, 2008, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
     Our investment in municipal securities consists primarily of auction rate securities. As described in Note 3, “Fair Value Measurements,” the unrealized losses on these investments were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we do not intend to sell, nor is it more likely than not that we will be required to sell these investments before recovery of their cost, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at June 30, 2009.

     The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of June 30, 2009.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Municipal securities	$281	$5	$35,773	$4,175	$36,054	$4,180
U.S. treasury securities	6,145	7	—	—	6,145	7
U.S. government agency securities	15,953	166	2,943	79	18,896	245
Corporate bonds	17,238	203	7,863	235	25,101	438

	$39,617	$381	$46,579	$4,489	$86,196	$4,870

     The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2008.

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

	June 30,	December 31,
	2009	2008
	(In thousands)
California	$24,744	$20,740
Michigan	10,433	6,637
Missouri	21,685	24,024
New Mexico	4,740	5,712
Ohio	36,028	34,562
Utah	35,119	20,614
Washington	15,730	14,184
Others	2,961	2,089

Total receivables	$151,440	$128,562

     Ohio. As of June 30, 2009, the receivable due our Ohio health plan included two significant components. The first is approximately $6.5 million of accrued birth income, net, due from the state of Ohio. Birth income is a one-time payment for the birth of a child from the Medicaid program in Ohio.
     The second significant component of the Ohio receivable is approximately $24.1 million due from a capitated provider group. Although we have a capitation arrangement with this provider group, our agreement with them calls for us to pay for certain medical services incurred by the provider group’s members, and then to deduct the amount of such payments from future monthly capitation amounts owed to the provider group. Of the $24.1 million receivable, approximately $15.5 million represents medical services we have paid on behalf of the provider group, which we will deduct from capitation payments in the months of July and August of 2009. The other component of the Ohio receivable includes an estimate of our liability for claims incurred by members of this provider group, not covered by capitation, for which we have not yet made payment. This amount totaled $8.6 million as of June 30, 2009. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our consolidated balance sheets. As part of the agreement with this provider group, our Ohio health plan has withheld approximately $7.7 million from capitation payments due the group, and placed the funds in an escrow account. The Ohio health plan is entitled to the escrow amount if the provider group is unable to repay amounts owed to us for these incurred but not reported claims. The escrow account is included in “Restricted investments” in our consolidated balance sheets. During the six months ended June 30, 2009, our average capitation payment to this provider group was approximately $13 million per month.
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
6. Restricted Investments
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

	June 30,	December 31,
	2009	2008
	(In thousands)
California	$368	$367
Florida	13,468	9,828
Insurance Company	4,701	4,718
Michigan	1,000	1,000
Missouri	504	506
Nevada	792	787
New Mexico	13,061	9,670
Ohio	8,496	8,459
Texas	1,509	1,521
Utah	583	577
Washington	151	151
Other	103	618

Total	$44,736	$38,202

     The contractual maturities of our held-to-maturity restricted investments as of June 30, 2009 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$44,088	$44,169
Due one year through five years	504	504
Due after five years through ten years	144	157
Due after ten years	—	—

	$44,736	$44,830

7. Other Assets
     Other assets include deferred financing costs associated with long-term debt, certain investments held in connection with our employee deferred compensation program, and an investment in a vision services provider (see Note 11, “Related Party Transactions”). The deferred financing costs are being amortized on a straight-line basis over the seven-year term of the convertible senior notes maturing in 2014. Other assets declined in the first half of 2009 primarily due to the reclassification to goodwill and intangible assets of the $9.0 million initial payment for the acquisition of Florida NetPASS.
8. Convertible Senior Notes
     In October 2007, we completed our offering of $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million. The Notes rank equally in right of payment with our existing and future senior indebtedness.
     The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 21.3067 shares of our common stock per one thousand dollar principal amount of the Notes. This represents an initial conversion price of approximately $46.93 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances. Prior to July 2014, holders may convert their Notes only under the following circumstances (none of which have occurred to date as of June 30, 2009):
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
     Adoption of FSP APB 14-1. Effective January 1, 2009, we adopted FSP APB 14-1. This standard has changed our accounting treatment of the Notes, resulting in an increase to non-cash interest expense beginning on January 1, 2009. We have also recast prior periods, beginning with the year ended December 31, 2007, the year in which the Notes were issued.
     FSP APB 14-1 requires the proceeds from the issuance of the Notes to be allocated between a liability component and an equity component. We have determined that the effective interest rate is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of June 30, 2009, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 63 months. The Notes’ if-converted value did not exceed their principal amount as of June 30, 2009. The following table provides the details of the amounts recorded under FSP APB 14-1:

	As of	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Details of the liability component:
Principal amount	$187,000	$200,000
Unamortized discount	(30,516)	(35,127)

Net carrying amount	$156,484	$164,873

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,753	$1,875	$3,570	$3,750
Amortization of the discount on the liability component	1,172	1,166	2,366	2,310

Total interest cost recognized	$2,925	$3,041	$5,936	$6,060

     Securities Purchase Program. Under the $25 million securities purchase program announced in January 2009, we purchased and retired $13.0 million face amount of our convertible senior notes during the first quarter. We purchased the notes at an average price of $74.25 per $100 principal amount, for a total of $9.8 million, including accrued interest. The gain recognized during the quarter ended March 31, 2009 on the purchase of the notes was $1.5 million, or approximately $0.04 per diluted share.
     In March 2009, our board of directors authorized the purchase of up to an additional $25 million in aggregate of either our common stock or our convertible senior notes. The purchase program will be funded with working capital, and purchases may be made from time to time on the open market or through privately negotiated transactions. The purchase program extends through December 31, 2009, but we reserve the right to suspend or discontinue the program at any time. See the details regarding the stock purchases at Note 9, “Stockholders’ Equity.”
9. Stockholders’ Equity
     Under the purchase programs described in Note 8, “Convertible Senior Notes,” we have purchased approximately 1.4 million shares of our common stock for $27.7 million (average cost of approximately $20.49 per share), year to date. These purchases have increased diluted earnings per share for the first half of 2009 by $0.02.
     On March 1, 2009, we awarded 364,700 shares of restricted stock to our officers and employees, primarily in connection with our annual incentive compensation program. These shares will vest in equal annual installments over the four-year period following the date of grant. During the six months ended June 30, 2009, we issued approximately 125,000 shares in connection with vested restricted stock awards. See Note 2, “Significant Accounting Policies,” for further information regarding share-based compensation.

10. Commitments and Contingencies
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
Regulatory Capital and Dividend Restrictions
     Our principal operations are conducted through our health plans operating in California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. Our health plans are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the health plans must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these health plans (after intercompany eliminations), which may not be transferable to us in the form of cash dividends, loans, or advances, were $347.7 million at June 30, 2009 and $355.0 million at December 31, 2008. The National Association of Insurance Commissioners, or NAIC, adopted model rules effective December 31, 1998, which, if implemented by a state, set new minimum capitalization requirements for insurance companies, health plans, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington have adopted these rules, although the rules as adopted may vary somewhat from state to state. California, Florida, and Missouri have established their own minimum capitalization requirements for insurance companies.
     As of June 30, 2009, our health plans had aggregate statutory capital and surplus of approximately $361.7 million, compared with the required minimum aggregate statutory capital and surplus of approximately $213.3 million. All of our health plans were in compliance with the minimum capital requirements at June 30, 2009. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
11. Related Party Transactions
     We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that provides us with significant influence over operating and financial policies of the investee. As of June 30, 2009 and December 31, 2008, our carrying amount for this investment totaled $3.8 million and $3.6 million, respectively. During 2008, we advanced this provider $1.3 million, of which $0.4 million remained outstanding as of December 31, 2008. During the six months ended June 30, 2009, $0.3 million of this amount was repaid, for a total receivable of $0.1 million as of June 30, 2009. For the three months ended June 30, 2009 and 2008, we paid $5.7 million and $3.6 million, respectively, for medical service fees to this provider. For the six months ended June 30, 2009 and 2008, we paid $10.4 million and $7.1 million, respectively, for medical service fees to this provider.
     We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Amounts paid under the terms of this fee-for-service agreement were $0.3 million and $0.1 million for the six months ended June 30, 2009, and 2008, respectively. We also have a capitation arrangement with Pacific Hospital, where we pay a fixed monthly fee based on member type. We paid Pacific Hospital for capitation services totaling approximately $0.7 million and $1.7 million for the six months ended June 30, 2009, and 2008, respectively. We believe that both arrangements with Pacific Hospital are based on prevailing market rates for similar services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. All statements, other than statements of historical facts, that we include in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated as a result of, but not limited to, risk factors related to the following:
•	budgetary pressures on the federal and state governments and their resulting inability to fully fund Medicaid, Medicare, or CHIP or to maintain current membership eligibility levels, thresholds, or criteria, including ongoing budget issues in California and the resulting pressure on all its healthcare and social service programs;

•	the successful management of our medical costs and the achievement of our projected medical care ratios in all our health plans;

•	both the novel H1N1 (swine) flu and the seasonal flu, including utilization rates from flu at variance with historical seasonal patterns;

•	the success of our efforts to leverage our administrative costs to address the needs associated with increased enrollment;

•	growth in our Medicaid and Medicare enrollment consistent with our expectations;

•	uncertainties regarding the impact of federal and state health care reform efforts;

•	our ability to accurately estimate incurred but not reported medical costs across all health plans;

•	rate revisions and the maintenance of existing rate levels that are consistent with our expectations;

•	our inability to pass on to our contracted providers any rate cuts under our governmental contracts, including the reduction in provider payment levels under the Washington Medicaid fee schedule that is commensurate with the reduced rates paid to our Washington health plan;

•	the renewal of the provider premium tax beyond October 1, 2009, as it affects our California, Missouri, and Ohio health plans;

•	the successful renewal and continuation of the government contracts of all of our health plans;

•	the relatively small number of states in which we operate health plans and the impact on the consolidated entity of adverse developments in any single health plan;

•	the transition from a non-risk to a risk-based capitation contract by our Utah health plan;

•	our limited experience operating in Florida;

•	the availability of financing to fund and capitalize our acquisitions and start-up activities and to meet our liquidity needs;

•	the illiquidity of our auction rate securities;

•	restrictions and covenants in our credit facility and adverse credit and equity market conditions;

•	governmental audits and reviews;

•	the successful and cost-effective integration of our acquisitions;

•	our information and medical management systems, including the migration of our primary data center to our New Mexico IT facility;

•	earnings seasonality that is contrary to our expectations;

•	retroactive adjustments of premium revenue;

•	interest rates on invested balances that are lower than expected;

•	high profile qui tam matters and negative publicity regarding Medicaid managed care and Medicare Advantage;

•	changes in funding under our contracts as a result of regulatory and programmatic adjustments and reforms;

•	approval by state regulators of dividends and distributions by our subsidiaries;

•	unexpected changes in member utilization patterns, healthcare practices, or healthcare technologies;

•	high dollar claims related to catastrophic illness;

•	a state’s failure to renew its federal Medicaid waiver;

•	changes in federal or state laws or regulations or in their interpretation;

•	the favorable resolution of litigation or arbitration matters;

•	announcements by government officials or our competitors or peers relating to our business;

•	an unauthorized disclosure of confidential member information;

•	changes generally affecting the managed care industry; and

•	general economic conditions, including unemployment rates.
     Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and to Part II, Item 1A — Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and in this Quarterly Report, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.
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

Adoption of Convertible Debt Accounting
     Our 2008 consolidated financial statements have been recast to reflect the adoption of FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). This resulted in additional interest expense of $1.2 million ($0.03 per diluted share) for the three months ended June 30, 2008, and $2.3 million ($0.05 per diluted share) for the six months ended June 30, 2008.
Overview
     Our financial performance for the three and six months ended June 30, 2009 compared with the same prior year periods is briefly summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollar amounts in thousands, except per-share data)
Earnings per diluted share	$0.56	$0.56	$1.02	$1.00
Premium revenue	$925,507	$761,153	$1,782,991	$1,490,791
Operating income	$20,726	$30,258	$44,841	$54,709
Net income	$14,565	$15,823	$26,776	$28,298
Medical care ratio	86.8%	84.2%	86.4%	85.0%
G&A expenses as a percentage of total revenue	10.1%	11.4%	10.4%	11.0%
Total ending membership			1,368,000	1,234,000
Health Plan Contracts
     During the second quarter of 2009, our Missouri health plan was notified that its Medicaid contract with the Department of Social Services for the Eastern, Central, and Western regions of the state will be renewed effective as of October 1, 2009.  The contract will be renewable on an annual basis through September 30, 2012.
     In addition, on August 3, 2009, our Michigan health plan was notified that its Medicaid contract with the Michigan Department of Community Health will be renewed effective as of October 1, 2009. The new contract will expand the Michigan plan’s service area from 42 to 46 counties in the state. The contract will have an initial term of three years, with three annual renewals thereafter, extending the full contract term through September 30, 2015.
     Further, the Texas Health and Human Services Commission (HHSC) has issued a tentative contract award to our Texas health plan under the CHIP Rural Services Area Managed Care Organization Procurement. The award is contingent on the plan’s successful negotiation and execution of a contract with HHSC. The Texas plan will begin serving members under the new contract on September 1, 2010, with the contract’s term continuing through August 31, 2013. The award covers up to 170 rural Texas counties.
     Finally, the New Mexico Retiree Health Care Authority has notified our New Mexico health plan that the plan’s Medicare product will be offered as an option to the state’s employee retiree group business.  The potential market for this contract includes New Mexico Retiree Health Care Authority members who are over 65 and/or are Medicare eligible.
Health Plan Accreditation
     Our Texas health plan has earned a new health plan accreditation status from the NCQA.  We are proud to be the first and only Medicaid health plan in Texas to achieve this distinction. Molina Healthcare continues to be among the leaders in health plans achieving NCQA accreditation, with seven Company health plans accredited in the states of California, Michigan, New Mexico, Ohio, Texas, Utah, and Washington.  Currently, only 22% of the nation’s Medicaid health plans are NCQA accredited.
Revenue
     Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the six months ended June 30, 2009, we received approximately 91% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services (CMS), and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
     The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for members of the Children’s Health Insurance Program (CHIP) are generally among our lowest, with rates as low as approximately $80 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population — the Medicaid group that includes most mothers and children — PMPM premiums range between approximately $100 in California to over $250 in Missouri and New Mexico. Among our Medicaid Aged, Blind or Disabled (ABD) membership, PMPM premiums range from approximately $425 in California and Texas to over $1,000 in Ohio. Medicare premiums are approximately $1,100 PMPM, with Medicare revenue totaling $62.2 million and $44.4 million, for the six months ended June 30, 2009, and 2008, respectively.
     Approximately 4% of our premium revenue for the six months ended June 30, 2009 was realized under a Medicaid cost-plus reimbursement agreement that our Utah plan has with that state. For the six months ended June 30, 2009, we also received approximately 5% of our premium revenue in the form of “birth income” — a one-time payment for the birth of a child — from the Medicaid programs in Michigan, Missouri, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs.
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
     Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Our contract is for a three-year period, and the medical cost floor is based on premiums and medical care costs over the entire contract period. During the six months ended June 30, 2008, we recorded adjustments totaling $12.9 million to increase premium revenue associated with this requirement. The revenue resulted from a reversal of previously recorded amounts due the state of New Mexico when we were below the minimum percentage.
     Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (1) expend on administrative costs; and (2) retain as profit. At June 30, 2009, there was no liability recorded under the terms of these contract provisions. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may trigger a change in the amounts owed. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required.
     Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. At June 30, 2009, we had recorded a liability of approximately $2.0 million under the terms of this contract provision.
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
     As of June 30, 2009, we had a liability of approximately $0.6 million accrued pursuant to our profit-sharing agreement with the state of Texas for the 2008 contract year (ending August 31, 2008) and the 2009 contract year (ending August 31, 2009). During 2008, we paid the state of Texas $10.1 million relating to the 2007 and 2008 contract years, and the 2007 contract year is now closed. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimates.
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

	June 30,	December 31,	June 30,
	2009	2008	2008
Total Ending Membership by Health Plan:
California	349,000	322,000	310,000
Florida (1)	29,000	—	—
Michigan	207,000	206,000	212,000
Missouri	78,000	77,000	76,000
Nevada (2)	—	—	—
New Mexico	85,000	84,000	81,000
Ohio	203,000	176,000	173,000
Texas	30,000	31,000	29,000
Utah	64,000	61,000	57,000
Washington	323,000	299,000	296,000

Total	1,368,000	1,256,000	1,234,000

Total Ending Membership by State for the Medicare Advantage Plans:
California	1,600	1,500	1,400
Michigan	2,100	1,700	1,500
Nevada	400	700	700
New Mexico	400	300	100
Texas	400	400	400
Utah	3,100	2,400	2,100
Washington	1,000	1,000	900

Total	9,000	8,000	7,100

Total Ending Membership by State for the Aged, Blind or Disabled Population:
California	13,100	12,700	12,100
Florida (1)	6,000	—	—
Michigan	29,900	30,300	30,900
New Mexico	5,700	6,300	6,700
Ohio	19,700	19,000	15,400
Texas	17,000	16,200	16,000
Utah	7,600	7,300	7,000
Washington	3,000	3,000	3,000

Total	102,000	94,800	91,100

(1)	Our Florida health plan began enrolling members in late December 2008.

(2)	Less than one thousand members.

The following table provides details of member months (defined as the aggregation of each month’s ending membership for the period) by health plan for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		% of Increase	June 30,		% of Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
California	1,031,000	921,000	11.9%	2,011,000	1,829,000	10.0%
Florida (1)	75,000	—	—	136,000	—	—
Michigan	623,000	639,000	(2.5)	1,243,000	1,277,000	(2.7)
Missouri	232,000	227,000	2.2	463,000	450,000	2.9
Nevada	1,000	2,000	(50.0)	2,000	4,000	(50.0)
New Mexico	251,000	239,000	5.0	499,000	467,000	6.9
Ohio	596,000	522,000	14.2	1,156,000	935,000	23.6
Texas	92,000	85,000	8.2	190,000	170,000	11.8
Utah	200,000	164,000	22.0	384,000	321,000	19.6
Washington	952,000	879,000	8.3	1,871,000	1,738,000	7.7

Total	4,053,000	3,678,000	10.2%	7,955,000	7,191,000	10.6%

(1)	Our Florida health plan began enrolling members in late December 2008.
Expenses
     Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate costs incurred. Expenses related to medical care services are captured in the following four categories:
•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals on a fee-for-service basis in a variety of ways, including per diem amounts, diagnostic-related groups, or DRGs, percentage of billed charges, and case rates. We also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract; under certain circumstances, we pay escalated charges in connection with these stop-loss agreements. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, costs of operating our medical clinics, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the six month periods ended June 30, 2009 and 2008, medically related administrative costs were approximately $35.8 million and $36.9 million, respectively.

     The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three months ended June 30,
	2009			2008
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$517,066	$127.59	64.4%	$410,619	$111.65	64.1%
Capitation	154,386	38.10	19.2	117,707	32.00	18.4
Pharmacy	99,256	24.49	12.4	88,676	24.11	13.8
Other	32,498	8.02	4.0	23,827	6.48	3.7

Total	$803,206	$198.20	100.0%	$640,829	$174.24	100.0%

	Six months ended June 30,
	2009			2008
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$1,006,207	$126.49	65.3%	$822,628	$114.40	64.9%
Capitation	272,800	34.29	17.7	221,498	30.80	17.5
Pharmacy	201,894	25.38	13.1	174,958	24.33	13.8
Other	60,193	7.57	3.9	48,092	6.70	3.8

Total	$1,541,094	$193.73	100.0%	$1,267,176	$176.23	100.0%

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.
The following table provides the details of our medical claims and benefits payable as of the dates indicated (in thousands):

	June 30,	Dec. 31,	June 30,
	2009	2008	2008
Fee-for-service claims incurred but not paid (IBNP)	$244,987	$236,492	$248,698
Capitation payable	34,657	28,111	32,906
Pharmacy	22,367	18,837	16,107
Other	6,696	9,002	7,830

Total	$308,707	$292,442	$305,541

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Premium revenue	99.8%	99.3%	99.7%	99.2%
Investment income	0.2	0.7	0.3	0.8

Total revenue	100.0%	100.0%	100.0%	100.0%

Ratio of direct medical care costs to premium revenue	84.8%	81.9%	84.4%	82.5
Ratio of administrative costs included in medical care costs to premium revenue	2.0	2.3	2.0	2.5

Medical care ratio	86.8%	84.2%	86.4%	85.0%

General and administrative expense ratio, excluding premium taxes	7.0%	8.2%	7.3%	8.0%
Premium taxes included in general and administrative expenses	3.1	3.2	3.1	3.0

Total general and administrative expense ratio	10.1%	11.4%	10.4%	11.0%

Depreciation and amortization expense ratio	1.0%	1.1%	1.0%	1.1%
Effective tax rate	16.8%	41.0%	29.9%	40.9%
Operating income	2.2%	3.9%	2.5%	3.6%
Income before income taxes	1.9%	3.5%	2.1%	3.2%
Net income	1.6%	2.1%	1.5%	1.9%
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
     The following summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the three months ended June 30, 2009 and June 30, 2008 (dollars in thousands except PMPM amounts):

	Three Months Ended June 30, 2009
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California (1)	$121,918	$118.23	$111,750	$108.37	91.7%	$3,395
Florida (2)	19,339	257.22	17,355	230.83	89.7	—
Michigan	136,549	219.44	112,402	180.64	82.3	8,300
Missouri	58,141	251.06	48,582	209.78	83.6	—
Nevada	1,494	1,348.22	769	694.07	51.5	—
New Mexico (3)	114,408	456.80	100,255	400.30	87.6	2,989
Ohio	194,885	327.02	168,639	282.98	86.5	10,731
Texas	34,345	372.13	24,851	269.26	72.4	572
Utah	57,918	288.99	53,182	265.35	91.8	—
Washington	183,720	192.96	156,981	164.88	85.5	3,064
Other (4)	2,790	—	8,440	—	—	11

Total	$925,507	$228.38	$803,206	$198.20	86.8%	$29,062

	Three Months Ended June 30, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$104,136	$113.00	$88,449	$95.98	84.9%	$3,242
Florida	—	—	—	—	—	—
Michigan	125,382	196.37	100,273	157.05	80.0	6,625
Missouri	54,250	238.84	45,050	198.34	83.0	—
Nevada	2,243	1,303.04	2,506	1,456.25	111.8	—
New Mexico	89,279	374.58	69,593	291.99	78.0	4,184
Ohio	147,114	281.73	133,816	256.26	91.0	6,672
Texas	25,742	303.09	19,669	231.58	76.4	460
Utah	35,385	214.89	31,932	193.92	90.2	—
Washington	177,619	202.11	145,840	165.95	82.1	2,993
Other (4)	3	—	3,701	—	—	(5)

Total	$761,153	$206.96	$640,829	$174.24	84.2%	$24,171

(1)	The year-over-year increase in the California health plan’s medical care ratio was caused primarily by higher fee-for-service costs. Of the $5.2 million in negative prior period development experienced by the California health plan during the six months ended June 30, 2009, $2.4 million was recognized in the second quarter. Absent the $2.4 million in prior period development and the $3.2 million of revenue recognized in connection with the settlement of a rate dispute with the state, the medical care ratio for the second quarter of 2009 would have been 92.1%.

(2)	The Florida health plan began serving members in late December 2008.

(3)	The year-over-year increase in the New Mexico health plan’s medical care ratio was due to increased professional fees and outpatient facility costs in 2009, as well as the recognition in 2008 of revenue related to a medical cost floor provision of the Company’s contract with the state of New Mexico. During the second quarter of 2008, the New Mexico health plan had recognized $6.2 million of premium revenue due to the reversal of amounts previously recorded as payable to the state. Absent this revenue adjustment, the New Mexico health plan’s medical care ratio would have been 83.8% in the second quarter of 2008.

(4)	“Other” medical care costs represent primarily medically related administrative costs at the parent company.
     Net Income
     Net income decreased 8% to $14.6 million in the second quarter of 2009 compared with net income of $15.8 million in the second quarter of 2008.
     Premium Revenue
     Premium revenue grew 22% in the second quarter of 2009 compared with the second quarter of 2008. Membership grew 11% overall, with Ohio, Washington, and California gaining the most members. On a per-member per-month, or PMPM, basis, consolidated premium revenue increased 10%. Increased membership contributed 52% of the growth in premium revenue between the second quarter of 2009 and the second quarter of 2008, and increases in PMPM revenue, as a result of both rate changes and shifts in member mix, contributed the remaining 48%.
     The significant contributors to the increase in premium revenue in the second quarter of 2009 compared with the second quarter of 2008 were:
•	A $47.8 million increase in Medicaid premium revenue at the Ohio health plan, half of which increase was due to higher enrollment, and the other half of which was due to rate changes and shifts in member mix.
•	$25.3 million earned on a retroactive basis at the New Mexico health plan and received in May of 2009, relating to the period July 1, 2008 though March 31, 2009. More than 90% of that revenue was expensed as provider capitation payments, premium taxes, and insurance assessments, resulting in a net increase to pretax income of $1.5 million related to the second half of 2008 and $0.7 million related to the first quarter of 2009. Premium revenue in the second quarter of 2008 had included $6.2 million of revenue recognized in connection with a minimum medical cost requirement which added $5.9 million to the plan’s pretax income in the quarter.
•	A $19.3 million increase in Medicaid premium revenue due to increased membership relating to the start-up of Florida health plan operations in December 2008.
•	A $15.6 million increase in Medicaid premium revenue at the Utah health plan due to increased enrollment and higher medical expenses incurred under the Utah health plan’s cost-plus contract with the state.
•	$3.2 million earned by the California health plan in connection with the settlement of a rate dispute with the state of California for the period 1997-2002.

     Investment Income
     Investment income for the second quarter of 2009 was $2.1 million, a $3.2 million decrease from the $5.3 million in investment income earned in the second quarter of 2008. This 61% decline was due to lower interest rates in 2009.
     Medical Costs
Note: Estimates of utilization and unit costs may not match changes in reported overall costs due to the impact of shifts in case mix between the periods presented, prior period development, the existence of pass-through contracts in which third parties assume medical risk, and other factors. Additionally, estimates of utilization for the three and six months ended June 30, 2009, exclude the month of June 2009 due to the substantial incompleteness of claims payment data for that month.
     Medical costs increased approximately 14% on a PMPM basis in the second quarter of 2009 compared with the second quarter of 2008. The increased expenses were generally the result of higher utilization rather than higher unit costs and were most pronounced in connection with physician and outpatient costs. We believe that the emergence during the quarter of the novel influenza A (H1N1) virus, or “swine flu,” and growing enrollment contributed to these higher costs. We did not experience the typical seasonal decrease in costs associated with the second quarter.
     Physician and outpatient costs exhibited the most significant unfavorable cost trend in the second quarter of 2009. Together, these costs increased approximately 18% on a PMPM basis compared with the second quarter of 2008. The primary drivers of these increased costs were emergency room utilization (up approximately 17%), and cost per visit (up approximately 8%). This increase in utilization was most pronounced in the California and Washington health plans.
     Inpatient facility costs increased approximately 7% PMPM compared with the second quarter of 2008. Inpatient facility utilization increased approximately 7% during the second quarter of 2009 compared with the second quarter of 2008. Inpatient facility unit costs decreased approximately 4%.
     Pharmacy costs increased approximately 2% PMPM compared with the second quarter of 2008. Pharmacy utilization increased approximately 9% year over year, while unit costs (excluding rebates) decreased approximately 2%.
     Capitated costs increased approximately 19% PMPM compared with the second quarter of 2008 as a result of $21.9 million in retroactive capitation expense at the New Mexico health plan ($15.0 million related to the second half of 2008 and $6.9 million related to the first quarter of 2009), and the transition of members into capitated arrangements at the California health plan. The retroactive capitation expense at the New Mexico health plan was directly related to the receipt of $25.3 million in retroactive premium revenue.
     California and Washington Developments
Developments at the California and Washington health plans were particularly significant in the second quarter.
     California health plan results have contributed the most significant downward pressure on our current quarter and year-to-date results. Year-to-date, the California plan’s Medicaid medical margin has decreased approximately $12 million from 2008, while the Medicaid medical margin for the second quarter has decreased approximately $4 million from 2008.
     Based on claims paid through June 30, 2009, we have determined that claims reserves for the California health plan were underestimated by $5.2 million at December 31, 2008. At the close of the first quarter, and based on claims paid through March 31, 2009, we believed that the California claims reserve underestimation was approximately $2.8 million. Income at the California health plan was therefore reduced by approximately $2.8 million and $2.4 million, respectively, for the quarters ended March 31, 2009 and June 30, 2009, as a result of adverse prior period claims development. Adverse claims development in the second quarter of 2009 was offset by $3.2 million in revenue recognized by the California health plan in connection with the settlement of a rate dispute with the state for contract year 2002. On a consolidated basis, prior period development of claims reserves through June 30 was consistent between 2009 and 2008. We are currently engaged in a number of efforts to improve profitability at the California health plan.
     Washington health plan results have deteriorated as a result of a decline of approximately $9 PMPM in premium rates for our TANF, or Temporary Aid for Needy Families, population in that state. The decrease in premium rates was partially linked to a decrease in the Washington Medicaid fee schedule; developments year-to-date have shown that only about one-third of the $9 PMPM revenue decrease is being offset by reduced medical costs. This resulted in a decline in medical margin for this population of approximately $5.4 million and $10.6 million for the quarter and six months ended June 30, 2009, respectively.

     Days in medical claims and benefits payable were 39 days at June 30, 2009, 42 days at March 31, 2009, and 47 days at June 30, 2008.
     General and Administrative Expenses
     Core G&A expenses (defined as general and administrative expenses less premium taxes) were 7.0% of revenue in the second quarter of 2009, compared with 8.2% in the second quarter of 2008 and 7.6% in the first quarter of 2009. The decrease in core G&A compared with the second quarter of 2008 was primarily due to lower administrative payroll as a percentage of revenue, as indicated in the table below.

	Three Months Ended June 30,
	2009		2008
		% of Total		% of Total
(in thousands)	Amount	Revenue	Amount	Revenue
Medicare-related administrative costs	$3,879	0.4%	$4,118	0.5%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	49,317	5.3	48,656	6.3
All other administrative expense	11,815	1.3	10,129	1.4

Core G&A expenses	$65,011	7.0%	$62,903	8.2%

     Depreciation and Amortization
     Depreciation and amortization expense increased $1.3 million in the first quarter of 2009 compared with the first quarter of 2008, due to depreciation expense relating to investments in infrastructure.
     Interest Expense
     Interest expense for both periods presented includes non-cash interest expense relating to our convertible senior notes, as a result of the adoption of FSP APB 14-1. The amounts recorded for this additional interest expense totaled $1.2 million for the second quarter of 2009 ($0.03 per diluted share) and $1.2 million for the second quarter of 2008 ($0.03 per diluted share).
     Income Taxes
     Income taxes were recorded at an effective rate of 16.8% in the second quarter of 2009 compared with 41.0% in the second quarter of 2008. The lower rate was primarily due to discrete tax benefits of $4.4 million recorded in the second quarter of 2009 as a result of settling tax examinations and the voluntary filing of certain accounting method changes. Our tax rate would have been 43.5% for the second quarter of 2009 absent these discrete tax benefits.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
     The following summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the six months ended June 30, 2009 and June 30, 2008 (dollars in thousands except PMPM amounts):

	Six Months Ended June 30, 2009
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California (1)	$231,953	$115.34	$215,723	$107.27	93.0%	$6,711
Florida (2)	39,030	287.03	35,123	258.29	90.0	—
Michigan	269,314	216.71	222,397	178.96	82.6	15,184
Missouri	116,848	252.53	95,556	206.51	81.8	—
Nevada	2,724	1,220.55	1,203	539.19	44.2	—
New Mexico(3)	196,226	393.53	172,276	345.50	87.8	5,082
Ohio	382,107	330.46	326,419	282.30	85.4	20,923
Texas	67,356	354.66	52,257	275.15	77.6	1,256

	Six Months Ended June 30, 2009
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
Utah	108,536	282.34	97,445	253.49	89.8	—
Washington	364,424	194.78	306,526	163.83	84.1	6,011
Other (4)	4,473	—	16,169	—	—	(4)

Total	$1,782,991	$224.14	$1,541,094	$193.73	86.4%	$55,163

	Six Months Ended June 30, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$205,756	$112.49	$178,103	$97.37	86.6%	$6,201
Florida	—	—	—	—	—	—
Michigan	250,134	195.89	203,173	159.12	81.2	13,565
Missouri	106,286	236.29	91,732	203.93	86.3	—
Nevada	4,187	1,267.13	4,133	1,250.76	98.7	—
New Mexico	177,928	381.45	141,518	303.40	79.5	5,686
Ohio	271,720	290.54	246,354	263.42	90.7	12,277
Texas	49,174	288.81	37,499	220.24	76.3	936
Utah	72,731	226.40	64,923	202.10	89.3	—
Washington	352,817	202.97	290,353	167.03	82.3	5,838
Other (4)	58	—	9,388	—	—	20

Total	$1,490,791	$207.33	$1,267,176	$176.23	85.0%	$44,523

(1)	The medical care ratio of the California health plan was 93.0% for the first half of 2009, up from 86.6% in first half of 2008. Rising fee-for-service costs combined with flat per member per month revenue (compared with the first half of 2008) drove the medical care ratio of the California health plan up for the first half of 2009. Absent the $5.2 million in negative prior period development experience in 2009 and the $3.2 million of revenue recognized in connection with the settlement of a rate dispute with the state, the medical care ratio for the California health plan for the first half of 2009 would have been 92.0%.

(2)	The Florida health plan began serving members in late December 2008.

(3)	The medical care ratio of the New Mexico health plan was 87.8% for the first half of 2009, up from 79.5% in the first half of 2008. During the first half of 2008, the New Mexico health plan had recognized $12.9 million of premium revenue due to the reversal of amounts previously recorded as payable to the state of New Mexico. Absent this revenue adjustment, the New Mexico health plan’s medical care ratio would have been 85.8% in the first half of 2008.

(4)	“Other” medical care costs represent primarily medically related administrative costs at the parent company.
     Net Income
     Net income decreased 5% to $26.8 million in the first half of 2009 compared with net income of $28.3 million in the first half of 2008. All of the factors discussed above in comparing second quarter performance between 2009 and 2008 apply to the comparison of performance between the first half of 2009 and the first half of 2008.
     Historically, we experience a decline in medical costs from the first to the second quarter. This was not the case during 2009. Although the first quarter of 2009 may have benefited from a lighter flu season, we believe the H1N1 epidemic was partially responsible for the absence of the expected seasonal drop in medical costs from the first to second quarter.
     On a consolidated basis, prior period development of claims reserves was consistent over both years. As discussed above, however, we have determined that claims reserves for the California health plan were underestimated by $5.2 million at December 31, 2008.
     Premium Revenue
     Premium revenue grew nearly 20% between the first half of 2008 and the first half of 2009. Membership grew 11% overall, with Ohio, Washington, and California gaining the most members. Consolidated premium revenue increased 8% on a PMPM basis. Increased membership contributed 59% of the growth in premium revenue.

     Investment Income
     Investment income for the first half of 2009 was $5.6 million, a $7.1 million decrease from the $12.7 million earned in the first half of 2008. This 56% decline was primarily due to lower interest rates in 2009. Our annualized portfolio yield for the first half of 2009 decreased to 1.6%, compared with 3.5% for the first half of 2008.
     Medical Costs
     Medical costs increased approximately 10% on a PMPM basis in the first half of 2009 compared with the first half of 2008. We believe that new members and the novel H1N1 flu contributed to the increase in physician and outpatient costs.
     Physician and outpatient costs exhibited the most significant unfavorable cost trend in the first half of 2009. Together, these costs increased approximately 14% on a PMPM basis compared with the first half of 2008. Consistent with our experience in the second quarter of 2009, emergency room utilization (up approximately 8%) and cost per visit (up approximately 13%) were primary drivers of increased cost in the first half of 2009.
     During the first half of 2009, we observed providers billing for more intensive levels of care than in the first half of 2008.  The billing codes for emergency room level of care – with level one reflecting the least intensive care and level five reflecting the most intensive care – changed significantly in the first half of 2009 compared with the first half of 2008.  As indicated in the following table, level one and level two visits decreased by 16% and 10%, respectively, while level three, level four, and level five visits increased by 13%, 13%, and 18%, respectively.

	Emergency Room Visits per 1,000
	Level
	1	2	3	4	5
1st Half 2009 v. 1st Half 2008	(16%)	(10%)	13%	13%	18%
     Inpatient costs increased approximately 4% PMPM year over year. Inpatient facility utilization increased approximately 8% while unit costs were essentially flat.
     Pharmacy costs increased approximately 4% PMPM year over year. Pharmacy utilization increased approximately 6% year over year while unit costs (excluding rebates) increased by approximately 2%.
     Capitated costs increased approximately 11% PMPM year over year as a result of the payment of $21.9 million in retroactive capitation in New Mexico as discussed above and the transition of members into capitated arrangements in California.
     General and Administrative Expenses
     Core G&A expenses were 7.3% of revenue in the first half of 2009, compared with 8.0% in the first half of 2008. The decrease in core G&A compared with the first half of 2008 was primarily due to lower administrative payroll as a percentage of revenue, as indicated in the table below.

	Six Months Ended June 30,
	2009		2008
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Medicare-related administrative costs	$8,847	0.5%	$9,410	0.6%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	98,316	5.5	92,603	6.2
All other administrative expense	23,255	1.3	18,630	1.2

Core G&A expenses	$130,418	7.3%	$120,643	8.0%

     Depreciation and Amortization
     Depreciation and amortization expense increased $2.2 million in the first half of 2009 compared with the first half of 2008, due to depreciation expense relating to investments in infrastructure.

     Interest Expense
     Interest expense for both periods presented includes non-cash interest expense relating to our convertible senior notes, as a result of the adoption of FSP APB 14-1. The amounts recorded for this additional interest expense totaled approximately $2.4 million for the first half of 2009 ($0.06 per diluted share) and $2.3 million for the first half of 2008 ($0.05 per diluted share).
     Income Taxes
     Income taxes were recorded at an effective rate of 29.9% for the first half of 2009 compared with 40.9% recorded in the first half of 2008. The lower rate was primarily due to discrete tax benefits of $4.4 million recorded in the second quarter of 2009 as a result of settling tax examinations and the voluntary filing of certain accounting method changes. Our tax rate would have been 42% for the first half of 2009 absent these discrete tax benefits.
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
     As of June 30, 2009, we had cash and cash equivalents of $417.8 million, investments totaling $242.4 million, and restricted investments of $44.7 million. The cash equivalents consist of highly liquid securities with original or purchase date remaining maturities of up to three months that are readily convertible into known amounts of cash. Our unrestricted investments consisted solely of investment grade debt securities, designated primarily as available-for-sale. Of the $242.4 million total, $180.4 million are classified as current assets, and $62.0 million are investments in auction rate securities which are classified as non-current assets. For a comprehensive discussion of our auction rate securities, see “Fair Value Measurements,” below.
     Cash provided by operating activities for the six months ended June 30, 2009 was $94.8 million, compared with cash provided by operating activities of $39.3 million for the same period in 2008, an increase of $55.5 million. Significant contributors to this increase included the following:

•	Increased deferred revenue of approximately $44.6 million, primarily due to the timing of the Ohio health plan’s receipts of premium payments from the state of Ohio; and

•	Increased medical claims and benefits payable of approximately $22.3 million, primarily due to the commencement of operations of our Florida health plan in 2009.
These increases were offset by increased receivables of approximately $20.8 million, primarily in California and Utah.
     Cash used in investing activities was $27.9 million for the six months ended June 30, 2009, a $16.3 million decrease compared with $44.2 million used in investing activities for the same period in 2008. The decrease was primarily due to a decline in purchases of investments.
     Cash used in financing activities totaled $36.3 million for the six months ended June 30, 2009, compared with $28.8 million used in financing activities in 2008. The primary use of cash in both 2009 and 2008 was under our securities purchase programs, where we purchased $27.7 million and $30.0 million of our common stock in 2009, and 2008, respectively. In 2009, we additionally purchased, as described further below, convertible senior notes totaling $9.7 million ($9.8 million with accrued interest).
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
EBITDA (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Operating income	$20,726	$30,258	$44,841	$54,709
Add back:
Depreciation and amortization expense	9,584	8,330	18,636	16,482

EBITDA	$30,310	$38,588	$63,477	$71,191

(1)	We calculate EBITDA by adding back depreciation and amortization expense to operating income. EBITDA is not prepared in conformity with GAAP since it excludes depreciation and amortization expense, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to net income, operating income, operating margin, or cash provided by operating activities. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.
     Securities Purchase Program. Under the $25 million securities purchase program announced in January 2009, we purchased and retired $13.0 million face amount of our convertible senior notes during the first quarter. We purchased the notes at an average price of $74.25 per $100 principal amount, for a total of $9.8 million, including accrued interest. The gain recognized during the quarter on the purchase of the notes was $1.5 million, or approximately $0.04 per diluted share. Also during the first quarter of 2009, we purchased approximately 808,000 shares of our common stock for $15 million (average cost of approximately $18.53 per share).

     In March 2009, our board of directors authorized the purchase of up to an additional $25 million in aggregate of either our common stock or our convertible senior notes. The purchase program has been and will be funded with working capital, and purchases may be made from time to time on the open market or through privately negotiated transactions. Under this purchase program, we purchased approximately 544,000 shares of common stock for $12.7 million (average cost of approximately $23.41 per share) in the second quarter of 2009. A total of approximately $12.3 million currently remains available under our current securities purchase program. The purchase program extends through December 31, 2009, but we reserve the right to suspend or discontinue the program at any time.
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
     Credit Facility. We have a $200 million credit facility. Borrowings under this credit facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. As of June 30, 2009, there were no amounts outstanding under this credit facility.
     At June 30, 2009, we had working capital of $312.2 million compared with $345.2 million at December 31, 2008. At June 30, 2009, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $48.7 million, including $18.4 million in auction rate securities. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Fair Value Measurements
     We adopted SFAS No. 157, Fair Value Measurements (SFAS 157) as of January 1, 2008. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. FASB FSP 157-2, Effective Date of FASB Statement No. 157, applies to nonfinancial assets and nonfinancial liabilities, and was effective January 1, 2009. The adoption of this standard had no impact on us in the first half of 2009.
     As of June 30, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included investments and restricted investments as follows:

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

     As of June 30, 2009, $70.1 million par value (fair value of $62.0 million) of our investments consisted of auction rate securities, all of which were collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of June 30, 2009. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, and continued to be unavailable as of June 30, 2009. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of June 30, 2009. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost.
     As of June 30, 2009, we held $42.5 million par value (fair value of $38.5 million) auction rate securities (designated as trading securities) with a certain investment securities firm. In the fourth quarter of 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value.
     We have accounted for the Rights as a freestanding financial instrument and have elected to record the value of the Rights under the fair value option of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value of the Rights was $3.6 million at June 30, 2009. To determine the fair value estimate of the Rights, we use a discounted cash-flow model based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the rights agreement.
     For the three months ended June 30, 2009, we recorded a nominal pretax loss on the auction rate securities underlying the Rights, which was offset by a nominal pretax gain on the Rights. For the six months ended June 30, 2009, we recorded pretax gains of $3.6 million on the auction rate securities underlying the Rights. We expect that the future changes in the fair value of the Rights will continue to be substantially offset by the fair value movements in the underlying auction rate securities.
     As of June 30, 2009, the remainder of our auction rate securities (designated as available-for-sale securities) amounted to $27.6 million par value (fair value of $23.5 million). As a result of the increase in fair value of auction rate securities designated as available-for-sale, we recorded unrealized gains of $0.6 million ($0.4 million, net of tax) to accumulated other comprehensive loss for the six months ended June 30, 2009. We recorded unrealized losses of $5.0 million ($3.1 million, net of tax) to other comprehensive loss for the six months ended June 30, 2008. We have deemed these unrealized losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
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
     At June 30, 2009, our health plans had aggregate statutory capital and surplus of approximately $361.7 million, representing 170% of the required minimum aggregate statutory capital and surplus of approximately $213.3 million. The net assets in our health plans that may not be transferable to us in the form of cash dividends, loans, or advances, were $347.7 million at June 30, 2009, and $355.0 million at December 31, 2008. All of our health plans were in compliance with the minimum capital requirements at June 30, 2009. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
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
     The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. Our estimated IBNP liability represented $245.0 million of our total medical claims and benefits payable of $308.7 million as of June 30, 2009. Excluding amounts related to our cost-plus Medicaid contract in Utah and amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at June 30, 2009 was $217.0 million.
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

     The following table reflects the change in our estimate of claims liability as of June 30, 2009 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding June 30, 2009, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Our Utah health plan is excluded from these calculations, because the majority of the Utah business is conducted under a cost-plus reimbursement contract. Dollar amounts are in thousands.

(Decrease) Increase in	Increase (Decrease) in
Estimated	Medical Claims and
Completion Factors	Benefits Payable
(6)%	$65,421
(4)%	43,614
(2)%	21,807
2%	(21,807)
4%	(43,614)
6%	(65,421)
     For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of June 30, 2009 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Our Utah health plan is excluded from these calculations because the majority of the Utah business is conducted under a cost-plus reimbursement contract. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended Per member Per Month	Medical Claims and
Cost Estimates	Benefits Payable
(6)%	$(38,042)
(4)%	(25,362)
(2)%	(12,681)
2%	12,681
4%	25,362
6%	38,042
     The following per-share amounts are based on a combined federal and state statutory tax rate of 38%, and 26.2 million diluted shares outstanding for the six months ended June 30, 2009. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at June 30, 2009, net income for the six months ended June 30, 2009 would increase or decrease by approximately $6.8 million, or $0.26 per diluted share, net of tax. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at June 30, 2009, net income for the six months ended June 30, 2009 would increase or decrease by approximately $3.9 million, or $0.15 per diluted share, net of tax. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $33.8 million, or $1.29 per diluted share, net of tax, and $19.7 million, or $0.75 per diluted share, net of tax, respectively.
     It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $6.8 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
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
     Additionally, our estimate of the amount that will ultimately be paid out in satisfaction of the liability recorded at the end of any period will change over time as more information becomes available. For example, as noted above, the amount we paid out in satisfaction of our liability at December 31, 2007 was 19.9% less than the liability originally recorded at December 31, 2007. At June 30, 2008, we had estimated that the ultimate payout of the December 31, 2007 liability would be 15.5% less than the original liability.
     As of June 30, 2009, we estimate that the total payout in satisfaction of the liability established for claims and medical benefits payable at December 31, 2008 will be approximately 15.9% less than the amount originally recorded. As noted above, however, this estimate may change during the course of the year as more information becomes available.

     The overestimation of our liability for claims and medical benefits payable at December 31, 2008 led to the recognition of a benefit from prior period claims development for the six months ended June 30, 2009. The overestimation of the claims liability at our Michigan, New Mexico, Ohio, and Washington health plans was principally the cause of the recognition of a benefit from prior period claims development. This was partially offset by the underestimation of our claims liability at December 31, 2008 at our California health plan:
•	In Michigan, we underestimated the impact of a steep drop in claims inventory during December 2008, thereby overestimating our liability at December 31, 2008.
•	In New Mexico, we overestimated at December 31, 2008 the ultimate amounts we would need to pay to resolve certain high dollar provider claims, thereby overestimating our liability at December 31, 2008.

•	In Ohio, we underestimated the degree to which certain operational initiatives had reduced our medical costs in the last few months of 2008, thereby overestimating our liability at December 31, 2008.

•	In Washington, we overestimated the impact that certain adverse utilization trends would have on our liability at December 31, 2008, thereby overestimating our liability at December 31, 2008.

•	In California, we underestimated utilization trends at the end of 2008, leading to an underestimation of our liability at December 31, 2008. Additionally, we underestimated the impact that certain delays in the receipt of paper claims would have on our liability, leading to a further underestimation of our liability at December 31, 2008.
     The recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations in either 2008 or 2007.
     As of June 30, 2009, we estimate that the total payout in satisfaction of the liability established for claims and medical benefits payable at March 31, 2009 will be approximately 7.6% less than amount originally recorded. In other words, the estimated liability at March 31, 2009 appears to have been much closer to the ultimate amount owed than was the liability recorded at December 31, 2008. We maintained a consistent reserving methodology between December 31, 2008 and March 31, 2009, and believe the smaller difference between our original estimate and our current estimate of our liability at March 31, 2009 (as compared with the difference between or original estimate of claims liability at December 31, 2008 and our current estimate of that liability) was due to:
•	The impact upon our liability of the rapid growth of membership across nearly all of our health plans that we experienced between December 31, 2008 and March 31, 2009.

•	The impact upon our liability of the growth in claims inventory across nearly all of our health plans between December 31, 2008 and March 31, 2009.

•	The impact upon our liability from increased utilization of medical services in the first quarter of 2009 compared with the first quarter of 2008.
In estimating our claims liability at June 30, 2009, we adjusted our base calculation to take account of the impact of the following factors which we believe are reasonably likely to change our final claims liability amount:
•	The rapid growth of membership across nearly all of our health plans since December 31, 2008.

•	A substantial decrease in claims inventory at our Michigan, New Mexico, Ohio and Washington health plans during the latter part of the second quarter of 2009.

•	The impact of the novel influenza A (H1N1) outbreak during the second quarter of 2009.

•	The degree of change in the utilization of medical services and the cost per unit of those services between the first half of 2008 and the first half of 2009.
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

			As of and for
	As of and for the		the Year Ended
	Six Months Ended June 30,		December 31,
	2009	2008	2008
	(Dollars in thousands, except per-member amounts)

Balances at beginning of period	$292,442	$311,606	$311,606
Components of medical care costs related to:
Current year	1,587,469	1,315,469	2,683,399
Prior years	(46,375)	(48,293)	(62,087)

Total medical care costs	1,541,094	1,267,176	2,621,312

Payments for medical care costs related to:
Current year	1,297,946	1,043,522	2,413,128
Prior years	226,883	229,719	227,348

Total paid	1,524,829	1,273,241	2,640,476

Balances at end of period	$308,707	$305,541	$292,442

Benefit from prior period as a percentage of:
Balance at beginning of period	15.9%	15.5%	19.9%
Premium revenue	2.6%	3.2%	2.0%
Total medical care costs	3.0%	3.8%	2.4%
Days in claims payable	39	47	41
Number of members at end of period	1,368,000	1,234,000	1,256,000
Fee-for-service claims processing and inventory information:
Number of claims in inventory at end of period	117,100	151,500	87,300
Billed charges of claims in inventory at end of period	$173,400	$209,100	$115,400
Claims in inventory per member at end of period	0.09	0.12	0.07
Billed charges of claims in inventory per member at end of period	$126.75	$169.45	$91.88
Number of claims received during the period	6,287,300	5,483,600	11,095,100
Billed charges of claims received during the period	$4,707,200	$3,758,600	$7,794,900
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
     Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Penalties associated with violations of these laws and regulations include significant fines and penalties, exclusion from participating in publicly funded programs, and the repayment of previously billed and collected revenues.
     We are involved in various legal actions in the normal course of business, some of which seek monetary damages that are not covered by insurance. These actions, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Item 1A. Risk Factors
      Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations. In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors identified and discussed in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II, Item 1A — Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. In addition to those risk factors, the following risk factors have also been identified by the Company. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
If provider payment levels under the Washington Medicaid fee schedule are not reduced commensurate with the 7.5% July 1st rate cut to our Washington health plan, our operating results could be adversely affected.
     The rates paid to our Washington health plan by the State of Washington were decreased by approximately 7.5% effective as of July 1, 2009. Substantially all of this rate decrease is expected to be passed on to providers in the form of lower provider payments by means of reductions made to the Washington Medicaid fee schedule. However, on February 1, 2009, the State of Washington had implemented an earlier rate decrease for health plans that at the time was also intended to be passed on to providers in the form of lower provider payments under the Washington Medicaid fee schedule. That February 1, 2009 rate decrease lowered the amount paid to our Washington health plan by approximately $9 PMPM. However, developments year-to-date have shown that only about one-third of the $9 PMPM revenue decrease to the health plan has been offset by reduced medical costs. This has resulted in a decline in medical margin at the Washington health plan of approximately $10.6 million for the six months ended June 30, 2009. In the event the full amount of the 7.5% rate cut paid to our Washington health plan is not passed along to providers, our business, financial condition, cash flows, or results of operations could be adversely affected.
There are risks associated with the transition of our Utah health plan from a non-risk to a prepaid capitation contract.
     Since 2002, our Utah health plan has operated on a non-risk basis, where the health plan is paid based on its actual medical costs plus a specified additional percentage for administrative costs and profit. The Utah health plan has now negotiated a prepaid capitation contract with the State of Utah under which it will be paid a fixed PMPM amount. Once the new contract becomes effective, the Utah health plan will be at risk for medical costs in excess of its revenues. The new contract is expected to become effective as of September 1, 2009. In the event the Utah health plan’s medical costs materially exceed its projections or its PMPM revenues are otherwise inadequate to cover its medical costs, the resulting losses by the Utah health plan could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
The accounting reversal of any tax benefits or revenue previously recognized by the Company could have a material adverse effect on our operating results.
     As of June 30, 2009, the Company recorded $4.4 million in discrete tax benefits. Approximately $3.5 million of this amount related to the settlement of a tax examination regarding our acquisition of the Michigan Cape Health Plan in May 2006. As of March 31, 2009, the Company had recorded a liability of $4.2 million for unrecognized tax benefits under FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, as a result of an Internal Revenue Service (IRS) Notice of Proposed Adjustment regarding certain deductions claimed by Cape. Thereafter, the Company engaged in the Fast Track Settlement process with the IRS pursuant to Rev. Proc. 2003-40. Pursuant to that settlement process, in June 2009 the Company and the IRS agreed to settle the matter for $700,000. As a result of information obtained during the examination and settlement process, the Company reassessed the amount accrued for unrecognized tax benefits relating to this matter and concluded that it was appropriate to reverse $3.5 million. Pursuant to Section 5.08 of Rev. Proc. 2003-40, the settlement reached with the IRS is subject to review by the Joint Committee of Taxation. The Company believes that it is unlikely the Joint Committee of Taxation will re-determine the amount of the settlement because the matter at issue is based primarily on the particular facts of the matter at issue rather than on the proper interpretation and application of tax law. However, in the event the Joint Committee of Taxation elects to re-determine the amount of the settlement or the IRS otherwise decides to re-examine the issue, the final tax liability of the Company could be greater than as provided under the settlement with the IRS, and the Company’s second quarter recordation of $3.5 million in tax benefits may be subject to partial or total reversal. The subsequent accounting reversal or adjustment of any tax benefits or revenue previously recognized by the Company, including, without limitation, the $3.5 million tax benefit related to the Cape transaction, or the $3.2 million in revenue recognized by the California health plan in the second quarter of 2009 in connection with the settlement of a rate dispute, could have a material adverse effect on our business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     In January 2009, our board of directors authorized the repurchase of up to $25 million in aggregate of either our common stock or our 3.75% convertible senior notes due 2014. Under this program, we purchased and retired $13.0 million face amount of our convertible senior notes during the first quarter of 2009. We purchased the notes at an average price of $74.25 per $100 principal amount, for a total of $9.8 million, including accrued interest. Additionally, we purchased approximately 808,000 shares of common stock for $15 million (average cost of approximately $18.53 per share). This repurchase program was funded with working capital, and repurchases were made from time to time on the open market or through privately negotiated transactions.
     In March 2009, our board of directors authorized the purchase of up to an additional $25 million in aggregate of either our common stock or our convertible senior notes. The purchase program has been and will be funded with working capital, and purchases may be made from time to time on the open market or through privately negotiated transactions. The purchase program extends through December 31, 2009, but we reserve the right to suspend or discontinue the program at any time.
     Under this program, during the second quarter of 2009, we repurchased approximately 544,000 shares of our common stock for $12.7 million (average cost of approximately $23.41 per share). Purchases of common stock made by or on behalf of the Company during the quarter ended June 30, 2009 are set forth below:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares That May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the Plans
	Purchased	Paid per Share	Programs	or Programs
April 1 — April 30, 2009	—	—	—	$25,200,000
May 1 — May 31, 2009	340,304	$23.45	340,304	$17,200,000
June 1 — June 30, 2009	203,822	$23.34	203,822	$12,300,000

Total	544,126	$23.41	544,126	$12,300,000

Item 4. Submission of Matters to a Vote of Security Holders
     At our 2009 Annual Meeting of Stockholders held on April 28, 2009, our stockholders elected two Class I directors as follows:

Director	Votes For	Votes Withheld
Frank E. Murray, M.D.	24,345,988	144,936
John P. Szabo	24,284,266	206,658
     The two directors’ terms as Class I directors shall continue until the 2012 Annual Meeting of Stockholders. There were no additional matters voted upon at the Annual Meeting.
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

Dated: August 7, 2009

/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: August 7, 2009

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