Form 10-Q
period 2009-09-30
MOLINA HEALTHCARE INC
filed 2009-11-05
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of October 30, 2009, was approximately 25,550,000.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements.
MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008 (1)
	(Unaudited)
	(Amounts in thousands, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$449,469	$387,162
Investments	170,194	189,870
Receivables	144,129	128,562
Refundable income taxes	—	4,019
Deferred income taxes (1)	7,261	9,071
Prepaid expenses and other current assets	14,312	14,766

Total current assets	785,365	733,450
Property and equipment, net	76,244	65,058
Goodwill and intangible assets, net	214,102	192,599
Investments	59,855	58,169
Restricted investments	42,400	38,202
Receivable for ceded life and annuity contracts	25,926	27,367
Other assets (1)	20,113	33,223

	$1,224,005	$1,148,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$303,114	$292,442
Accounts payable and accrued liabilities	72,093	66,247
Deferred revenue	90,919	29,538
Income taxes payable	1,937	—

Total current liabilities	468,063	388,227
Long-term debt (1)	157,681	164,873
Deferred income taxes (1)	13,423	12,911
Liability for ceded life and annuity contracts	25,926	27,367
Other long-term liabilities	14,140	22,928

Total liabilities	679,233	616,306

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized, outstanding: 25,549 shares at September 30, 2009 and 26,725 shares at December 31, 2008	26	27
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital (1)	127,317	170,681
Accumulated other comprehensive loss	(1,665)	(2,310)
Retained earnings (1)	419,094	383,754
Treasury stock, at cost; 1,201 shares at December 31, 2008	—	(20,390)

Total stockholders’ equity	544,772	531,762

	$1,224,005	$1,148,068

(1)	The Company’s consolidated financial position as of December 31, 2008, has been recast to reflect adoption of FASB Accounting Standards Codification (ASC) Subtopic 470-20, Debt with Conversion and Other Options. The cumulative adjustments to reduce retained earnings were $3.4 million as of January 1, 2009.
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 (1)	2009	2008 (1)
	(Amounts in thousands, except
	net income per share)
	(Unaudited)
Revenue:
Premium revenue	$914,805	$791,554	$2,697,796	$2,282,345
Investment income	1,707	4,775	7,336	17,517

Total revenue	916,512	796,329	2,705,132	2,299,862

Expenses:
Medical care costs	792,771	669,355	2,333,865	1,936,531
General and administrative expenses	97,635	88,030	283,216	253,196
Depreciation and amortization	9,832	8,515	28,468	24,997

Total expenses	900,238	765,900	2,645,549	2,214,724

Gain on retirement of convertible senior notes	—	—	1,532	—

Operating income	16,274	30,429	61,115	85,138
Interest expense (1)	(3,279)	(3,120)	(9,917)	(9,913)

Income before income taxes (1)	12,995	27,309	51,198	75,225
Provision for income taxes (1)	4,431	10,829	15,858	30,447

Net income (1)	$8,564	$16,480	$35,340	$44,778

Net income per share (1):
Basic	$0.34	$0.60	$1.36	$1.60

Diluted (2)	$0.33	$0.60	$1.36	$1.59

Weighted average shares outstanding:
Basic	25,539	27,449	25,944	27,971

Diluted (2)	25,630	27,582	26,058	28,087

(1)	The Company’s consolidated statements of income for the three and nine months ended September 30, 2008, have been recast to reflect adoption of ASC Subtopic 470-20. This resulted in additional interest expense of $1.2 million ($0.03 per diluted share) for the three months ended September 30, 2008, and $3.5 million ($0.08 per diluted share) for the nine months ended September 30, 2008.

(2)	Potentially dilutive shares issuable pursuant to the Company’s 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the three and nine month periods ended September 30, 2009, and 2008, respectively.
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008(1)	2009	2008 (1)
	(Amounts in thousands)		(Amounts in thousands)
	(Unaudited)		(Unaudited)
Net income (1)	$8,564	$16,480	$35,340	$44,778
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	37	(1,562)	645	(4,809)

Other comprehensive income (loss)	37	(1,562)	645	(4,809)

Comprehensive income (1)	$8,601	$14,918	$35,985	$39,969

(1)	The Company’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2008, have been recast to reflect adoption of ASC Subtopic 470-20.
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008 (1)
	(Amounts in thousands)
	(Unaudited)
Operating activities
Net income (1)	$35,340	$44,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,468	24,997
Unrealized gain on trading securities	(3,509)	—
Loss on rights agreement	3,204	—
Gain on purchase and retirement of convertible senior notes	(1,532)	—
Non-cash interest on convertible senior notes (1)	3,563	3,497
Amortization of deferred financing costs (1)	1,040	1,076
Deferred income taxes	2,322	(7,410)
Tax deficiency from employee stock compensation recorded as additional paid-in capital	(704)	(247)
Stock-based compensation	5,730	5,769
Changes in operating assets and liabilities:
Receivables	(15,567)	(58,223)
Prepaid expenses and other current assets	454	(1,881)
Medical claims and benefits payable	10,672	(12,819)
Accounts payable and accrued liabilities	(6,140)	(666)
Deferred revenue	61,381	(20,951)
Income taxes	5,561	1,809

Net cash provided by (used in) operating activities	130,283	(20,271)

Investing activities
Purchases of equipment	(28,390)	(28,314)
Purchases of investments	(127,335)	(181,377)
Sales and maturities of investments	149,770	188,896
Increase in restricted investments	(4,198)	(7,491)
Cash paid in business purchase transaction	(10,900)	(1,000)
Increase in other assets	(1,877)	(578)
(Decrease) increase in other long-term liabilities	(8,788)	4,211

Net cash used in investing activities	(31,718)	(25,653)

Financing activities
Treasury stock purchases	(27,712)	(32,237)
Purchase and retirement of convertible senior notes	(9,653)	—
Excess tax benefits from employee stock compensation	26	43
Proceeds from exercise of stock options and employee stock purchases	1,081	1,490

Net cash used in financing activities	(36,258)	(30,704)

Net increase (decrease) in cash and cash equivalents	62,307	(76,628)
Cash and cash equivalents at beginning of period	387,162	459,064

Cash and cash equivalents at end of period	$449,469	$382,436

(1)	The Company’s consolidated statement of cash flows for the nine months ended September 30, 2008, has been recast to reflect adoption of ASC Subtopic 470-20.
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont’d)

	Nine Months Ended
	September 30,
	2009	2008
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information
Cash paid during the period for:
Income taxes	$19,954	$36,127

Interest	$4,254	$3,945

Schedule of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$936	$(7,833)
Deferred taxes	(291)	3,024

Net unrealized gain (loss) on investments	$645	$(4,809)

Retirement of common stock used for stock-based compensation	$920	$512

Accrued purchases of equipment	$366	$541

Retirement of treasury stock	$48,102	$29,966

Details of business purchase transaction:
Fair value of assets acquired	$10,900	$2,262
Common stock issued to seller	—	(1,262)

Net cash paid in business purchase transaction	$10,900	$1,000

Business purchase transactions adjustments:
Other assets	$9,000	$—
Accounts payable and accrued liabilities	16,100	1,265
Deferred taxes	—	65

Goodwill and intangible assets, net	$25,100	$1,330

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
1. Basis of Presentation
Organization and Operations
     Molina Healthcare, Inc. is a multi-state managed care organization participating exclusively in government-sponsored health care programs for low-income persons, such as the Medicaid program and the Children’s Health Insurance Program, or CHIP. We also serve a small number of low-income Medicare members. We conduct our business primarily through 10 licensed health plans in the states of California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those 10 states, each of which is licensed as a health maintenance organization, or HMO. Effective December 31, 2009, we will no longer serve members in Nevada.
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
     In preparing the accompanying unaudited condensed consolidated financial statements, we have evaluated subsequent events through November 5, 2009, the date of issuance of the financial statements.
     Effective January 1, 2009, we adopted FASB Accounting Standards Codification (ASC) Subtopic 470-20, Debt with Conversion and Other Options. This change in accounting treatment has been applied retrospectively to prior periods, and resulted in additional interest expense of $1.2 million ($0.03 per diluted share) for the three months ended September 30, 2008, and $3.5 million ($0.08 per diluted share) for the nine months ended September 30, 2008. The cumulative adjustments to reduce retained earnings were $3.4 million as of January 1, 2009, and $0.6 million as of January 1, 2008. For a comprehensive discussion of the application of ASC Subtopic 470-20, and its impact to the accompanying financial statements, see Note 11, “Convertible Senior Notes.”
2. Significant Accounting Policies
Investments
     Our investments are principally held in debt securities, which are grouped into three separate categories for accounting and reporting purposes: available-for-sale securities, held-to-maturity securities, and trading securities. Available-for-sale securities are recorded at fair value and unrealized gains and losses, if any, are recorded in stockholders’ equity as other comprehensive income, net of applicable income taxes. Held-to-maturity securities are recorded at amortized cost, which approximates fair value, and unrealized holding gains or losses are not generally recognized. Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income. Trading securities are recorded at fair value, and holding gains and losses are recognized in net income.

     Except for restricted investments and certain student loan portfolios (the “auction rate securities”), our debt securities are designated as available-for-sale and are carried at fair value. The cost of securities sold is determined using the specific-identification method, on an amortized cost basis. Fair values of securities are generally based on quoted prices in active markets.
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
     In general, our available-for-sale securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. During 2008, our auction rate securities were classified as non-current assets. During the fourth quarter of 2008, certain auction rate securities were designated as trading securities. For comprehensive discussions of the fair value and classification of our current and non-current investments, including auction rate securities, see Note 5, “Fair Value Measurements,” and Note 6, “Investments.”
Income Taxes
     We record accruals for uncertain tax positions by applying a two-step process. First, we determine whether it is more likely than not that a tax position will be sustained upon examination. In the second step, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.
     Our accrual for unrecognized tax benefits decreased $10.7 million to $1.0 million as of September 30, 2009, from $11.7 million as of December 31, 2008. This accrual is included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets. Approximately $9.7 million of the decrease in our accrual for unrecognized tax benefits was recorded during the three months ended June 30, 2009, as (a) a gross discrete tax benefit of $3.8 million ($3.6 million net of tax), (b) a reduction in deferred tax assets of $5.2 million, and (c) an increase in taxes payable of $0.7 million. An additional $1.0 million decrease in our accrual for unrecognized tax benefits was recorded during the three months ended September 30, 2009. The aggregate $10.7 million decrease during the nine months ended September 30, 2009 was primarily related to settling certain tax examinations and voluntarily electing to change certain tax accounting methods. Approximately $0.8 million of the $1.0 million in unrecognized tax benefits at September 30, 2009 would affect our effective tax rate, if recognized. We anticipate a decrease of $0.4 million to our liability for unrecognized tax benefits within the next twelve-month period.
     Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Our accrual for the payment of interest relating to unrecognized tax benefits decreased $1.3 million ($0.8 million net of tax) to $0.1 million as of September 30, 2009, from $1.4 million as of December 31, 2008. The accrual for interest on unrecognized tax benefits decreased as a result of the decrease in the accrual for unrecognized tax benefits as described above.
Recent Accounting Pronouncements
     In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASC Topic 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative generally accepted accounting principles (GAAP) for SEC registrants. ASC Topic 105 became effective on September 15, 2009; we have updated and will update all existing GAAP references to the new codification references for all current and future filings.
     On August 28, 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective in fourth quarter 2009 for a calendar-year entity. We are currently evaluating the impact of ASU 2009-05 on our financial position, results of operations, cash flows, and disclosures.
     On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (EITF 08-1). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF

00-21, also titled “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. We are currently evaluating the impact of EITF 08-1 on our financial position, results of operations, cash flows, and disclosures.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.
3. Earnings per Share
     The denominators for the computation of basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Shares outstanding at the beginning of the period	25,529	27,453	26,725	28,444
Weighted average number of treasury shares purchased	—	(20)	(865)	(549)
Weighted average number of shares issued under employee stock plans	10	16	84	76

Denominator for basic earnings per share	25,539	27,449	25,944	27,971
Dilutive effect of employee stock options and restricted stock (1)	91	133	114	116

Denominator for diluted earnings per share (2)	25,630	27,582	26,058	28,087

(1)	Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended September 30, 2009, and 2008, there were approximately 618,000 and 333,000 antidilutive weighted options, respectively. For the nine months ended September 30, 2009, and 2008, there were approximately 622,000 and 348,000 antidilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the three months ended September 30, 2009, and 2008, there were approximately 232,000, and 2,000 antidilutive weighted restricted shares, respectively. For the nine months ended September 30, 2009, and 2008, there were approximately 28,000, and 35,000 antidilutive weighted restricted shares, respectively.

(2)	Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2009 and 2008.
4. Stock-Based Compensation
     At September 30, 2009, we had employee equity incentives outstanding under two plans: (1) the 2002 Equity Incentive Plan; and (2) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). Charged to general and administrative expenses, total stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Restricted stock awards	$1,787	$1,480	$4,661	$3,687
Stock options (including shares issued under our employee stock purchase plan)	485	702	1,069	2,082

Total stock-based compensation expense	$2,272	$2,182	$5,730	$5,769

     As of September 30, 2009, there was $16.5 million of total unrecognized compensation expense related to non-vested restricted stock awards, which we expect to be recognized over a weighted-average period of 2.8 years. Also as of September 30, 2009, there was $1.1 million of unrecognized compensation expense related to non-vested stock options, which we expect to recognize over a weighted-average period of 1.5 years.

     Non-vested restricted stock and restricted stock unit activity for the nine months ended September 30, 2009 is summarized below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested balance as of December 31, 2008	470,955	$31.95
Granted	411,600	18.89
Vested	(150,450)	30.86
Forfeited	(44,625)	25.82

Non-vested balance as of September 30, 2009	687,480	24.77

     The aggregate fair value of restricted shares granted during the nine months ended September 30, 2009 and 2008 was $7.8 million and $11.9 million, respectively. The aggregate fair value of restricted shares vested during the nine months ended September 30, 2009 and 2008 was $3.0 million and $2.2 million, respectively.
     Stock option activity during the nine months ended September 30, 2009 is summarized below:

				Weighted
				Average
		Weighted	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value (in	Term
	Shares	Price	Thousands)	(Years)
Stock options outstanding as of December 31, 2008	665,339	$30.29
Forfeited	(12,850)	31.98

Stock options outstanding as of Sept. 30, 2009	652,489	$30.25	$205	6.1

Stock options exercisable and expected to vest as of Sept. 30, 2009	638,921	$30.21	$205	6.0

Exercisable as of Sept. 30, 2009	542,155	$29.89	$205	5.8

5. Fair Value Measurements
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
     Based on quoted market prices, the fair value of our convertible senior notes issued in October 2007 was $155.2 million as of September 30, 2009, and $115.5 million as of December 31, 2008. The carrying amount of the convertible senior notes was $157.7 million as of September 30, 2009.
     To prioritize the inputs we use in measuring fair value, we apply a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of September 30, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included investments and restricted investments as follows:

Balance Sheet
Classification	Description
Current assets:
Investments	Investment grade debt securities; designated as available-for-sale; reported at fair value based on market prices that are readily available (Level 1). See Note 6, “Investments,” for further information regarding fair value measurements.

Non-current assets:
Investments	Auction rate securities; designated as available-for-sale; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Balance Sheet
Classification	Description

Auction rate securities; designated as trading; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Other assets	Other assets include auction rate securities rights (the “Rights”); reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Restricted investments	Interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate, or required by contractual arrangement with a third party such as a provider group; designated as held-to-maturity; reported at amortized cost which approximates market value and based on market prices that are readily available (Level 1). See Note 9, “Restricted Investments,” for further information regarding fair value measurements.
     As of September 30, 2009, $68.1 million par value (fair value of $59.9 million) of our investments consisted of auction rate securities, all of which were collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of September 30, 2009. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, and continued to be unavailable as of September 30, 2009. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of September 30, 2009. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost.
     As of September 30, 2009, we held $41.1 million par value (fair value of $37.0 million) auction rate securities (designated as trading securities) with a certain investment securities firm. In the fourth quarter of 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value.
     We have accounted for the Rights as a freestanding financial instrument, and have elected to record the value of the Rights at fair value, which totaled $3.7 million at September 30, 2009. To determine the fair value estimate of the Rights, we use a discounted cash-flow model based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the rights agreement.
     For the three months ended September 30, 2009, we recorded a nominal pretax loss on the auction rate securities underlying the Rights, which was offset by a nominal pretax gain on the Rights. For the nine months ended September 30, 2009, we recorded pretax gains of $3.5 million on the auction rate securities underlying the Rights. Pretax gains and losses are recorded to investment income. We expect that the future changes in the fair value of the Rights will continue to be substantially offset by the fair value movements in the underlying auction rate securities.
     As of September 30, 2009, the remainder of our auction rate securities (designated as available-for-sale securities) amounted to $27.0 million par value (fair value of $22.8 million). As a result of the increase in fair value of auction rate securities designated as available-for-sale, we recorded unrealized gains of $0.5 million ($0.3 million, net of tax) to accumulated other comprehensive loss for the nine months ended September 30, 2009. We recorded unrealized losses of $6.9 million ($4.3 million, net of tax) to other comprehensive loss for the nine months ended September 30, 2008. We have deemed these unrealized gains and losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

     Our assets measured at fair value on a recurring basis, at September 30, 2009, were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investments	$170,194	$170,194	$—	$—
Auction rate securities (available-for-sale)	22,811	—	—	22,811
Auction rate securities (trading)	37,044	—	—	37,044
Auction rate securities rights	3,704	—	—	3,704
Restricted investments	42,400	42,400	—	—

Total assets measured at fair value	$276,153	$212,594	$—	$63,559

     The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)
Balance at December 31, 2008	$65,076
Transfers to Level 3	—
Auction rate securities rights	(3,204)
Total gains (unrealized):
Included in earnings	3,509
Included in other comprehensive income	528
Settlements	(2,350)

Balance at September 30, 2009	$63,559

The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains relating to assets still held at September 30, 2009	$528

6. Investments
     The following tables summarize our investments as of the dates indicated:

	September 30, 2009
	Cost or	Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
Municipal securities (including auction rate securities)	$82,261	$3,291	$4,446	$81,106
U.S. government agency securities	88,098	788	173	88,713
U.S. treasury securities	21,818	143	15	21,946
Certificates of deposit	2,885	—	—	2,885
Corporate debt securities	35,350	261	212	35,399

	$230,412	$4,483	$4,846	$230,049

	December 31, 2008
	Cost or	Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
Municipal securities (including auction rate securities)	$85,973	$23	$5,313	$80,683
U.S. government agency securities	93,994	1,309	79	95,224
U.S. treasury securities	8,604	295	—	8,899
Certificates of deposit	13,494	—	—	13,494
Corporate debt securities	50,315	155	731	49,739

	$252,380	$1,782	$6,123	$248,039

The contractual maturities of our investments as of September 30, 2009 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$79,113	$79,171
Due one year through five years	89,850	90,587
Due after five years through ten years	1,430	1,403
Due after ten years	60,019	58,888

	$230,412	$230,049

     Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales of available-for-sale securities were $66.9 million and $50.9 million for the three month periods ended September 30, 2009, and 2008, respectively. Total proceeds from sales of available-for-sale securities were $148.8 million and $187.7 million for the nine month periods ended September 30, 2009, and 2008, respectively. Net realized investment gains for the three months ended September 30, 2009, and 2008 were $56,000 and $31,000 respectively. Net realized investment gains for the nine months ended September 30, 2009, and 2008 were $251,000, and $164,000 respectively.
     We monitor our investments for other-than-temporary impairment. For investments other than our municipal securities, we have determined that unrealized gains and losses at September 30, 2009, and December 31, 2008, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
     Our investment in municipal securities consists primarily of auction rate securities. As described in Note 5, “Fair Value Measurements,” the unrealized losses on these investments were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at September 30, 2009.
     The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of September 30, 2009.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Municipal securities	$8,484	$36	$24,818	$4,251	$33,302	$4,287
U.S. government agency securities	15,843	137	6,129	36	21,972	173
Corporate debt securities	9,653	65	3,783	147	13,436	212
U.S. treasury securities	4,064	11	552	3	4,616	14

	$38,044	$249	$35,282	$4,437	$73,326	$4,686

7. Receivables
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

	September 30,	December 31,
	2009	2008
	(In thousands)
California	$30,309	$20,740
Michigan	12,088	6,637
Missouri	22,552	24,024
New Mexico	10,810	5,712
Ohio	38,242	34,562
Utah	16,477	20,614
Washington	11,663	14,184
Others	1,988	2,089

Total receivables	$144,129	$128,562

     Ohio. As of September 30, 2009, the receivable due our Ohio health plan included two significant components. The first is approximately $6.6 million of accrued birth income, net, due from the state of Ohio. Birth income is a one-time payment for the birth of a child from the Medicaid program in Ohio.
     The second significant component of the Ohio receivable is approximately $25.0 million due from a capitated provider group. Although we have a capitation arrangement with this provider group, our agreement with them calls for us to pay for certain medical services incurred by the provider group’s members, and then to deduct the amount of such payments from future monthly capitation amounts owed to the provider group. Of the $25.0 million receivable, approximately $16.4 million represents medical services we have paid on behalf of the provider group, which we will deduct from capitation payments in the months of October and November of 2009. The other component of the Ohio receivable includes an estimate of our liability for claims incurred by members of this provider group, not covered by capitation, for which we have not yet made payment. This amount totaled $8.5 million as of September 30, 2009. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our consolidated balance sheets. As part of the agreement with this provider group, our Ohio health plan has withheld approximately $8.2 million from capitation payments due the group, which funds are held in an escrow account. The Ohio health plan is entitled to the escrow amount if the provider group is unable to repay amounts owed to us for these incurred but not reported claims. The escrow account is included in “Restricted investments” in our consolidated balance sheets. During the nine months ended September 30, 2009, our average monthly capitation payment to this provider group was approximately $14 million.
     Utah. Prior to September 1, 2009, our Utah health plan’s agreement with the state of Utah called for the reimbursement of medical costs incurred in serving our members plus an administrative fee for a specified percentage of that medical cost amount (which was formerly 9% and most recently 6.5%), plus a portion of any cost savings realized as defined in the agreement. Our Utah health plan billed the state of Utah monthly for actual paid health care claims plus administrative fees. Prior to September 1, 2009, our receivable balance from the state of Utah included: (1) amounts billed to the state for actual paid health care claims plus administrative fees; and (2) amounts estimated for incurred but not reported claims, which, along with the related administrative fees, were not billable to the state of Utah until such claims are actually paid. Effective September 1, 2009, the Utah health plan’s agreement with the state of Utah became a prepaid capitation contract, under which the plan will be paid a fixed per member, per month amount, resulting in a decline of the receivable as of September 30, 2009.
8. Business Purchase Transactions
     Missouri subsidiary. Effective November 1, 2007, we acquired Mercy CarePlus, a licensed Medicaid managed care plan based in St. Louis, Missouri, to expand our market share within our core Medicaid managed care business. The $80.0 million purchase price was subject to certain post-closing adjustments. During the third quarter of 2009, we paid the sellers $2.5 million to settle all outstanding issues relating to the post-closing adjustments. This amount was recorded to “Goodwill and intangible assets, net” in the accompanying condensed consolidated balance sheets.
     Florida subsidiary. In August 2008, we announced our intention to acquire Florida NetPASS, LLC (“NetPASS”), a provider of care management and administrative services at that time to approximately 58,000 Florida MediPass members in south and central Florida. As of September 30, 2009, we had transitioned approximately 43,000 members to our Florida health plan. Year to date in 2009, we have recorded $25.1 million to “Goodwill and intangible assets, net,” for the assets acquired. Of this total, $5.4 million was a cash payment in the third quarter of 2009. We expect the transition of the NetPASS members and the final payments of the purchase price, if any, to be completed by the second quarter of 2010.
     Texas subsidiary. In late September 2009, the Texas health plan acquired certain CHIP contracts for $3 million. This amount is included in “Goodwill and intangible assets, net.”
9. Restricted Investments
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

	Sept. 30,	December 31,
	2009	2008
	(In thousands)
California	$368	$367
Florida	10,569	9,828
Insurance Company	4,694	4,718
Michigan	1,000	1,000
Missouri	503	506
Nevada	790	787
New Mexico	13,119	9,670
Ohio	9,020	8,459
Texas	1,504	1,521
Utah	581	577
Washington	151	151
Other	101	618

Total	$42,400	$38,202

     The contractual maturities of our held-to-maturity restricted investments as of September 30, 2009 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$41,754	$41,803
Due one year through five years	503	505
Due after five years through ten years	143	158
Due after ten years	—	—

	$42,400	$42,466

10. Other Assets
     Other assets include deferred financing costs associated with long-term debt, certain investments held in connection with our employee deferred compensation program, and an investment in a vision services provider (see Note 14, “Related Party Transactions”). The deferred financing costs are being amortized on a straight-line basis over the seven-year term of the convertible senior notes maturing in 2014. Other assets declined in the nine months ended September 30, 2009, primarily due to the reclassification to goodwill and intangible assets of the $9.0 million initial payment for the acquisition of Florida NetPASS.
11. Convertible Senior Notes
     In October 2007, we completed our offering of $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million. The Notes rank equally in right of payment with our existing and future senior indebtedness.
     The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 21.3067 shares of our common stock per one thousand dollar principal amount of the Notes. This represents an initial conversion price of approximately $46.93 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances. Prior to July 2014, holders may convert their Notes only under the following circumstances (none of which have occurred to date as of September 30, 2009):
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
     Adoption of ASC Subtopic 470-20. Effective January 1, 2009, we adopted ASC Subtopic 470-20. This standard has changed our accounting treatment of the Notes, resulting in an increase to non-cash interest expense beginning on January 1, 2009. We have also recast prior periods, beginning with the year ended December 31, 2007, the year in which the Notes were issued.
     ASC Subtopic 470-20 requires the proceeds from the issuance of the Notes to be allocated between a liability component and an equity component. We have determined that the effective interest rate is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of September 30, 2009, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 60 months. The Notes’ if-converted value did not exceed their principal amount as of September 30, 2009. The following table provides the details of the amounts recorded under ASC Subtopic 470-20:

	As of	As of
	Sept. 30,	December 31,
	2009	2008
	(In thousands)
Details of the liability component:
Principal amount	$187,000	$200,000
Unamortized discount	(29,319)	(35,127)

Net carrying amount	$157,681	$164,873

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,753	$1,875	$5,323	$5,625
Amortization of the discount on the liability component	1,197	1,187	3,563	3,497

Total interest cost recognized	$2,950	$3,062	$8,886	$9,122

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
     In March 2009, our board of directors authorized the purchase of up to an additional $25 million in aggregate of either our common stock or our convertible senior notes. The purchase program is funded with working capital, and purchases may be made from time to time on the open market or through privately negotiated transactions. The purchase program extends through December 31, 2009, but we reserve the right to suspend or discontinue the program at any time. See the details regarding the stock purchases at Note 12, “Stockholders’ Equity.”

12. Stockholders’ Equity
     Under the purchase programs described in Note 11, “Convertible Senior Notes,” we have purchased approximately 1.4 million shares of our common stock for $27.7 million (average cost of approximately $20.49 per share), year to date. These purchases have increased diluted earnings per share for the nine months ended September 30, 2009 by $0.04. Approximately $12.7 million of the $27.7 million treasury shares purchased year to date, and $20.4 million purchased in prior years, were retired in the third quarter of 2009 resulting in a reduction of additional paid-in capital as of September 30, 2009 compared with December 31, 2008.
     On March 1, 2009, we awarded 364,700 shares of restricted stock to our officers and employees, primarily in connection with our annual long-term incentive compensation program. These shares will vest in equal annual installments over the four-year period following the date of grant. During the nine months ended September 30, 2009, we issued approximately 103,000 shares (net of shares withheld to settle taxes) in connection with vested restricted stock awards. See Note 4, “Stock-Based Compensation,” for further information regarding share-based compensation.
13. Commitments and Contingencies
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
Regulatory Capital and Dividend Restrictions
     Our principal operations are conducted through our health plans operating in California, Florida, Michigan, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Washington. Our health plans are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the health plans must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these health plans (after intercompany eliminations), which may not be transferable to us in the form of cash dividends, loans, or advances, were $352.1 million at September 30, 2009 and $355.0 million at December 31, 2008. The National Association of Insurance Commissioners, or NAIC, adopted model rules effective December 31, 1998, which, if implemented by a state, set minimum capitalization requirements for insurance companies, health plans, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. Michigan, Nevada, New Mexico, Ohio, Texas, Utah, and Washington have adopted these rules, although the rules as adopted may vary somewhat from state to state. California, Florida, and Missouri have established their own minimum capitalization requirements for insurance companies.

     As of September 30, 2009, our health plans had aggregate statutory capital and surplus of approximately $363.4 million, compared with the required minimum aggregate statutory capital and surplus of approximately $213.3 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2009. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
14. Related Party Transactions
     We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that provides us with significant influence over operating and financial policies of the investee. As of September 30, 2009 and December 31, 2008, our carrying amount for this investment totaled $3.8 million and $3.6 million, respectively. For the three months ended September 30, 2009 and 2008, we paid $4.5 million and $4.1 million, respectively, for medical service fees to this provider. For the nine months ended September 30, 2009 and 2008, we paid $15.0 million and $11.2 million, respectively, for medical service fees to this provider.
     We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, our Executive Vice President, Research and Development. Amounts paid under the terms of this fee-for-service agreement were $0.5 million and $0.1 million for the nine months ended September 30, 2009, and 2008, respectively. We also have a capitation arrangement with Pacific Hospital, where we pay a fixed monthly fee based on member type. We paid Pacific Hospital for capitation services totaling approximately $0.8 million and $3.2 million for the nine months ended September 30, 2009, and 2008, respectively. We believe that both arrangements with Pacific Hospital are based on prevailing market rates for similar services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. All statements, other than statements of historical facts, that we include in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated as a result of, but not limited to, risk factors related to the following:
•	both the 2009 H1N1 flu and the seasonal flu, including utilization rates that are materially elevated above historical seasonal patterns;

•	budgetary pressures on the federal and state governments and their resulting inability to fully fund Medicaid, Medicare, or CHIP or to maintain current membership eligibility levels, thresholds, or criteria;

•	the potential need to establish a premium deficiency reserve for the California health plan’s Los Angeles contract if future results establish a need for such a reserve;

•	the successful management of our medical costs and the achievement of our projected medical care ratios in all our health plans;

•	changes made in provider rates or in Medicaid benefits (including pharmacy benefits) that are not commensurate with the changes made in premium rates paid to our health plans;

•	the success of our efforts to leverage our administrative costs to address the needs associated with increased enrollment;

•	growth in our Medicaid and Medicare enrollment consistent with our expectations;

•	uncertainties regarding the impact of federal and state health care reform efforts;

•	our ability to accurately estimate incurred but not reported medical costs across all health plans;

•	rate revisions and the maintenance of existing rate levels that are consistent with our expectations;

•	our inability to pass on to our contracted providers any rate cuts under our governmental contracts, including the reduction in provider payment levels under the Washington Medicaid fee schedule that is commensurate with the reduced rates paid to our Washington health plan;

•	the successful renewal and continuation of the government contracts of all of our health plans;

•	the relatively small number of states in which we operate health plans and the impact on the consolidated entity of adverse developments in any single health plan;

•	the transition from a non-risk to a risk-based capitation contract by our Utah health plan;

•	our limited experience operating in Florida;

•	the availability of financing to fund and capitalize our acquisitions and start-up activities and to meet our liquidity needs;

•	the illiquidity of our auction rate securities;

•	restrictions and covenants in our credit facility and adverse credit and equity market conditions;

•	governmental audits and reviews;

•	the successful and cost-effective integration of our acquisitions;

•	our information and medical management systems, including the migration of our primary data center to our New Mexico IT facility;

•	earnings seasonality that is contrary to our expectations;

•	retroactive adjustments of premium revenue;

•	interest rates on invested balances that are lower than expected;

•	high profile qui tam matters and negative publicity regarding Medicaid managed care and Medicare Advantage;

•	changes in funding under our contracts as a result of regulatory and programmatic adjustments and reforms;

•	approval by state regulators of dividends and distributions by our subsidiaries;

•	unexpected changes in member utilization patterns, healthcare practices, or healthcare technologies;

•	high dollar claims related to catastrophic illness;

•	a state’s failure to renew its federal Medicaid waiver;

•	changes in federal or state laws or regulations or in their interpretation;

•	the favorable resolution of litigation or arbitration matters;

•	announcements by government officials or our competitors or peers relating to our business or industry;

•	an unauthorized disclosure of confidential member information;

•	changes generally affecting the managed care industry; and

•	general economic conditions, including unemployment rates.
     Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and to Part II, Item 1A — Risk Factors, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, and June 30, 2009, and in this Quarterly Report, for a discussion of certain risk factors which could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.
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
Adoption of Convertible Debt Accounting
     Our 2008 consolidated financial statements have been recast to reflect the adoption of FASB Accounting Standards Codification (FASC) 470-20, Debt with Conversion and Other Options. This resulted in additional interest expense of $1.2 million ($0.03 per diluted share) for the three months ended September 30, 2008, and $3.5 million ($0.08 per diluted share) for the nine months ended September 30, 2008.

Overview
     Our financial performance for the three and nine months ended September 30, 2009 compared with the same prior year periods is briefly summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollar amounts in thousands, except per-share data)
Earnings per diluted share	$0.33	$0.60	$1.36	$1.59
Premium revenue	$914,805	$791,554	$2,697,796	$2,282,345
Operating income	$16,274	$30,429	$61,115	$85,138
Net income	$8,564	$16,480	$35,340	$44,778
Medical care ratio	86.7%	84.6%	86.5%	84.9%
G&A expenses as a percentage of total revenue	10.7%	11.1%	10.5%	11.0%
Total ending membership	1,411,000	1,239,000	1,411,000	1,239,000
Health Plan Contracts
     Texas health plan. In late September 2009, our Texas health plan acquired certain CHIP contracts for $3 million. Effective October 1, 2009, we transitioned approximately 9,000 CHIP members from another health plan to the Texas health plan under these contracts.
     Utah health plan. Effective September 1, 2009, the Utah health plan’s contract with the state of Utah became a prepaid capitation contract, under which the plan will be paid a fixed per member per month, or PMPM, amount. Prior to September 1, 2009, our Utah health plan’s agreement with the state of Utah called for the reimbursement of medical costs incurred in serving our members plus an administrative fee for a specified percentage of that medical cost amount (which was formerly 9% and most recently 6.5%), plus a portion of any cost savings realized as defined in the agreement.
     Nevada health plan. Effective December 31, 2009, we will no longer serve members in Nevada.
Revenue
     Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the nine months ended September 30, 2009, we received approximately 91% of our premium revenue as a fixed amount PMPM pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services (CMS), and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
     The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for members of the Children’s Health Insurance Program (CHIP) are generally among our lowest, with rates as low as approximately $75 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the Temporary Aid for Needy Families (TANF) Medicaid population — the Medicaid group that includes most mothers and children — PMPM premiums range between approximately $100 in California to over $250 in Missouri and New Mexico. Among our Medicaid Aged, Blind or Disabled (ABD) membership, PMPM premiums range from approximately $425 in California to over $1,000 in Ohio. Medicare premiums are approximately $1,200 PMPM, with Medicare revenue totaling $95.9 million and $72.4 million, for the nine months ended September 30, 2009, and 2008, respectively.
     Approximately 4% of our premium revenue for the nine months ended September 30, 2009 was realized under a Medicaid cost-plus reimbursement agreement that our Utah health plan had with that state prior to September 1, 2009. For the nine months ended September 30, 2009, we also received approximately 5% of our premium revenue in the form of “birth income” — a one-time payment for the birth of a child — from the Medicaid programs in Michigan, Missouri, Ohio, Texas, and Washington. Such payments are recognized as revenue in the month the birth occurs.
     Certain components of premium revenue are subject to accounting estimates. Chief among these are (1) that portion of premium revenue paid to our New Mexico health plan by the state of New Mexico that may be refunded to the state if certain minimum amounts are not expended on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts, (2) that portion of the revenue of our Ohio health plan that is at risk if certain performance measures are not met, (3) the additional premium revenue our Utah health plan is entitled to receive from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid for services provided prior to September 1, 2009, (4) the profit-sharing agreement between our Texas health plan and the state of Texas, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income above a certain specified percentage, according to a tiered rebate schedule, and (5) that portion of our Medicare revenue that is subject to retroactive adjustment for member risk adjustment and recoupment of pharmacy related revenue.
     Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). During the nine months ended September 30, 2008, we recorded adjustments totaling $12.9 million to increase premium revenue associated with this requirement. The revenue resulted from a reversal of previously recorded amounts due the state of New Mexico when we were below the minimum percentage.
     Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (1) expend on administrative costs; and (2) retain as profit. At September 30, 2009, there was no liability recorded under the terms of these contract provisions. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may trigger a change in the amounts owed. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required.
     The rates paid to our Michigan health plan were increased by approximately 2.6% effective as of October 1, 2009.
     Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. At September 30, 2009, we had no recorded liability under the terms of this contract provision.
     In prior years, we estimated amounts we believed were recoverable under our savings sharing agreement with the state of Utah based on available information and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize from prior years, if any, may be subject to negotiation with the state. Our Utah health plan continues to work with the state to assure an appropriate determination of amounts due to us under the savings share agreement. When additional information is known, or agreement is reached with the state regarding the appropriate savings sharing payment amount for prior years, if any, we will adjust the amount of savings sharing revenue recorded in our financial statements as appropriate in light of such new information or agreement.
     As of September 30, 2009, we had a liability of approximately $7.2 million accrued pursuant to our profit-sharing agreement with the state of Texas for the 2009 contract year (ending August 31, 2009) and the 2010 contract year (ending August 31, 2010). During the nine months ended September 30, 2009, we paid the state of Texas $9.7 million relating to the 2008 contract year; the 2007 contract year is closed. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted.
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

     Historically, membership growth has been the primary reason for our increasing revenues, although more recently our revenues have also grown due to the more care intensive benefits and related higher premiums associated with our ABD and Medicare members. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	Sept. 30,	December 31,	Sept. 30,
	2009	2008	2008
Total Ending Membership by Health Plan:
California	355,000	322,000	313,000
Florida (1)	43,000	—	—
Michigan	210,000	206,000	207,000
Missouri	78,000	77,000	77,000
Nevada (2)	300	700	600
New Mexico	90,000	84,000	84,000
Ohio	208,000	176,000	179,000
Texas	31,000	31,000	29,000
Utah	69,000	61,000	55,000
Washington	327,000	299,000	295,000

Total	1,411,300	1,256,700	1,239,600

Total Ending Membership by State for the Medicare Advantage Plans:
California	1,900	1,500	1,600
Michigan	2,700	1,700	1,700
Nevada	300	700	600
New Mexico	400	300	200
Texas	500	400	400
Utah	3,500	2,400	2,200
Washington	1,100	1,000	1,000

Total	10,400	8,000	7,700

Total Ending Membership by State for the Aged, Blind or Disabled Population:
California	13,700	12,700	12,500
Florida (1)	8,700	—	—
Michigan	30,200	30,300	30,400
New Mexico	5,700	6,300	6,500
Ohio	19,600	19,000	19,700
Texas	17,500	16,200	16,200
Utah	7,700	7,300	7,000
Washington	3,200	3,000	3,000

Total	106,300	94,800	95,300

(1)	Our Florida health plan began enrolling members in late December 2008.

(2)	As of December 31, 2009, we will no longer serve members in Nevada.
The following table provides details of member months (defined as the aggregation of each month’s ending membership for the period) by health plan for the periods indicated:

	Three Months Ended		% of	Nine Months Ended		% of
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
California	1,065,000	936,000	13.8%	3,076,000	2,765,000	11.2
Florida (1)	109,000	—	—	245,000	—	—
Michigan	629,000	627,000	0.3	1,872,000	1,904,000	(1.7)
Missouri	232,000	228,000	1.8	695,000	678,000	2.5
Nevada	1,000	2,000	(50.0)	3,000	6,000	(50.0)
New Mexico	264,000	249,000	6.0	763,000	716,000	6.6
Ohio	618,000	530,000	16.6	1,774,000	1,465,000	21.1
Texas	93,000	87,000	6.9	283,000	257,000	10.1
Utah	203,000	161,000	26.1	587,000	482,000	21.8
Washington	979,000	884,000	10.7	2,850,000	2,622,000	8.7

Total	4,193,000	3,704,000	13.2%	12,148,000	10,895,000	11.5%

(1)	Our Florida health plan began enrolling members in late December 2008.

Expenses
     Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate costs incurred. Expenses related to medical care services are captured in the following four categories:
•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals on a fee-for-service basis in a variety of ways, including per diem amounts, diagnostic-related groups, or DRGs, percentage of billed charges, and case rates. We also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract; under certain circumstances, we pay escalated charges in connection with these stop-loss agreements. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, costs of operating our medical clinics, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the nine month periods ended September 30, 2009 and 2008, medically related administrative costs were approximately $54.9 million and $56.2 million, respectively.
     The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three months ended September 30,
	2009			2008
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$515,164	$122.86	65.0%	$439,699	$118.71	65.7%
Capitation	140,551	33.52	17.7	113,920	30.76	17.0
Pharmacy	104,274	24.87	13.2	88,414	23.86	13.2
Other	32,782	7.82	4.1	27,322	7.38	4.1

Total	$792,771	$189.07	100.0%	$669,355	$180.71	100.0%

	Nine months ended September 30,
	2009			2008
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$1,521,371	$125.24	65.2%	$1,262,327	$115.87	65.2%
Capitation	413,351	34.03	17.7	335,418	30.79	17.3
Pharmacy	306,168	25.20	13.1	263,372	24.17	13.6
Other	92,975	7.65	4.0	75,414	6.92	3.9

Total	$2,333,865	$192.12	100.0%	$1,936,531	$177.75	100.0%

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.
The following table provides the details of our medical claims and benefits payable as of the dates indicated (in thousands):

	Sept. 30,	Dec. 31,	Sept. 30,
	2009	2008	2008
Fee-for-service claims incurred but not paid (IBNP)	$237,495	$236,492	$238,967
Capitation payable	39,361	28,111	33,443
Pharmacy	21,100	18,837	18,136
Other	5,158	9,002	8,241

Total	$303,114	$292,442	$298,787

     G&A expenses largely consist of wage and benefit costs for our employees, premium taxes, and other administrative expenses. Some G&A services are provided locally, while others are delivered to our health plans from a centralized location. The primary centralized functions are claims processing, information systems, finance and accounting services, and legal and regulatory services. Locally provided functions include member services, plan administration, and provider relations. G&A expenses include premium taxes for each of our health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, and Washington.
Results of Operations
     The following table sets forth selected operating ratios. All ratios with the exception of the medical care ratio are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium revenue earned and the cost of health care.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Premium revenue	99.8%	99.4%	99.7%	99.2%
Investment income	0.2	0.6	0.3	0.8

Total revenue	100.0%	100.0%	100.0%	100.0%

Ratio of direct medical care costs to premium revenue	84.6%	82.1%	84.5%	82.4%
Ratio of administrative costs included in medical care costs to premium revenue	2.1	2.5	2.0	2.5

Medical care ratio	86.7%	84.6%	86.5%	84.9%

General and administrative expense ratio, excluding premium taxes	7.5%	8.0%	7.4%	8.0%
Premium taxes included in general and administrative expenses	3.2	3.1	3.1	3.0

Total general and administrative expense ratio	10.7%	11.1%	10.5%	11.0%

Depreciation and amortization expense ratio	1.1%	1.1%	1.1%	1.1%
Effective tax rate	34.1%	39.7%	31.0%	40.5%
Operating income	1.8%	3.8%	2.3%	3.7%
Income before income taxes	1.4%	3.4%	1.9%	3.3%
Net income	0.9%	2.1%	1.3%	1.9%
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
     The following summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the three months ended September 30, 2009 and September 30, 2008 (dollars in thousands except PMPM amounts):

	Three Months Ended September 30, 2009
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$122,048	$114.61	$112,663	$105.80	92.3%	$3,700
Florida (1)	27,292	250.27	25,931	237.80	95.0	10
Michigan	136,262	216.74	110,577	175.89	81.2	7,478
Missouri	60,867	261.76	50,075	215.35	82.3	—
Nevada	1,245	1,166.51	1,477	1,384,09	118.7	—
New Mexico	105,721	400.04	86,678	327.99	82.0	2,953
Ohio	204,565	331.22	175,187	283.65	85.6	11,167
Texas (2)	26,299	282.13	26,904	288.61	102.3	574
Utah	46,849	231.14	43,346	213.86	92.5	—
Washington	182,096	185.99	151,099	154.33	83.0	3,131
Other (3)	1,561	—	8,834	—	—	59

Total	$914,805	$218.17	$792,771	$189.07	86.7%	$29,072

	Three Months Ended September 30, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$102,383	$109.37	$91,224	$97.45	89.1%	$2,995
Florida (1)	—	—	—	—	—	—
Michigan	127,535	203.39	101,596	162.03	79.7	6,412
Missouri	59,223	259.17	47,730	208.88	80.6	—
Nevada	2,196	1,053.04	2,499	1198.68	113.8	—
New Mexico	84,386	338.65	73,723	295.86	87.4	2,838
Ohio	162,553	306.74	148,660	280.52	91.5	8,851
Texas	30,986	357.01	24,730	284.93	79.8	510
Utah	41,860	260.24	36,012	223.88	86.0	—
Washington	178,639	202.19	136,609	154.62	76.5	2,959
Other (3)	1,793	—	6,572	—	—	(5)

Total	$791,554	$213.70	$669,355	$180.71	84.6%	$24,560

(1)	The Florida health plan began serving members in late December 2008.

(2)	The year-over-year increase in the Texas health plan’s medical care ratio was due to a $7.8 million reduction in revenue relating to our profit-sharing agreement with the state of Texas. Absent this revenue adjustment, the Texas health plan’s medical care ratio for the third quarter of 2009 would have been 79%.

(3)	“Other” medical care costs represent primarily medically related administrative costs at the parent company.
     Net Income
     Net income in the third quarter of 2009 decreased 48% to $8.6 million compared with net income of $16.5 million in the third quarter of 2008.
California Health Plan Results
     California health plan results have continued to exert downward pressure on the Company’s current quarter and year-to-date results. The California health plan lost approximately $4.8 million, or $0.19 per diluted share, in the third quarter of 2009.
     The California health plan is currently engaged in a number of efforts to improve its profitability. These efforts include provider re-contracting, the restructuring of provider networks, and tighter utilization management. The California health plan has terminated and/or renegotiated certain of its high-cost providers. However, because the effective date of the terminations was late in the third quarter or will occur in the fourth quarter, the benefit of the expected cost savings will not be seen until the fourth quarter of 2009, at the earliest. The California health plan may also selectively reduce membership or cease operating in certain regions of the state that are operating at a loss. Effective October 1, 2009, the California health plan received a combination of premium rate increases and premium tax relief under its contracts with the state that will combine to improve margins by approximately 4.9%. This premium relief will provide an immediate benefit to the health plan’s performance in the fourth quarter. The Company remains committed to the California market due to its size, long-term potential, and barriers to entry.
Premium Revenue
     Premium revenue grew 16% in the third quarter of 2009. Membership grew 14% overall, with Florida, California, Washington, and Ohio gaining the most members. On a per-member per-month, or PMPM, basis, consolidated premium revenue increased 2%. Increased membership contributed 87% of the growth in premium revenue between the third quarter of 2009 and the third quarter of 2008, and increases in PMPM revenue, as a result of both rate changes and shifts in member mix, contributed the remaining 13%.
     The significant contributors to the increase in premium revenue in the third quarter of 2009 compared with the third quarter of 2008 were:
•	A $42.0 million increase in Medicaid premium revenue at the Ohio health plan, nearly 70% of which increase was due to higher enrollment, and the remainder due to rate changes and shifts in member mix.
•	A $20.9 million increase in Medicaid premium revenue at the New Mexico health plan primarily due to higher premium rates.
•	A $27.3 million increase in Medicaid premium revenue due to increased membership relating to the start-up of Florida health plan operations in December 2008.
•	An $18.4 million increase in Medicaid premium revenue at the California health plan due primarily to increased enrollment.
     Despite the increase in premium revenue in the third quarter of 2009 compared with the third quarter of 2008, premium revenue decreased by $10.7 million in the third quarter of 2009 compared with the second quarter of 2009. Premium revenue decreased approximately $10.00 PMPM sequentially as a result of premium decreases in Michigan (approximately 1.4% effective July 1, 2009) and Washington (approximately 7% effective August 1, 2009). In both states, rates under the Medicaid fee schedule were reduced in a manner the Company believes to be commensurate with the reduction in premium rates. Member mix and utilization patterns at the Michigan and Washington health plans, however, may differ from the assumptions built into the states’ rate development methodologies. Through September 30, 2009, we did not have sufficient claims data to determine the ultimate impact on our earnings of the reduction in premium revenue and medical costs in Michigan and Washington. During the third quarter of 2009, the Texas health plan recorded adjustments to decrease premium revenue by $7.8 million relating to a profit-sharing provision in its agreement with the state of Texas. Effective September 1, 2009, the Florida health plan received a blended premium rate increase of approximately 3%. Effective October 1, 2009, we transitioned approximately 9,000 CHIP members from another health plan into our Texas health plan.
     Investment Income
     Investment income for the third quarter of 2009 was $1.7 million, a $3.1 million decrease from the $4.8 million in investment income earned in the third quarter of 2008. This 64% decline was due to lower interest rates in 2009.
     Medical Costs
Note: Estimates of utilization and unit costs may not match changes in reported overall costs due to the impact of shifts in case mix between the periods presented, prior period development of claims reserves, the existence of pass-through contracts in which third parties assume medical risk, and other factors. Additionally, estimates of utilization for the three and nine months ended September 30, 2009, exclude the month of September 2009 due to the substantial incompleteness of claims payment data for that month.
     Medical care costs, in the aggregate, increased approximately 5% on a PMPM basis in the third quarter of 2009 compared with the third quarter of 2008. Medical care costs as a percentage of premium revenue (the medical care ratio) were 86.7% for the third quarter of 2009 compared with 84.6% for the third quarter of 2008. Excluding the California health plan, the medical care ratio increased to 85.8% during the third quarter of 2009 compared with 83.9% during the third quarter of 2008. Medical costs trends were consistent with those identified by us during the second quarter of 2009. Specifically, increased expenses were generally the result of higher utilization rather than higher unit costs (except in the case of outpatient costs, where both utilization and unit costs increased) and were most pronounced in connection with physician and outpatient costs. The 2009 H1N1 flu and the costs associated with more recently enrolled members were key factors in the higher utilization.
     Physician and outpatient costs exhibited the most significant unfavorable cost trend in the third quarter of 2009. Together, these costs increased nearly 9% on a PMPM basis compared with the third quarter of 2008. The primary drivers of these increased costs were emergency room utilization (up approximately 6%), and cost per visit (up approximately 9%). This increase in utilization was most pronounced in the California and Michigan health plans.
     Inpatient facility costs decreased approximately 5% PMPM compared with the third quarter of 2008, despite increased utilization.
     Pharmacy costs increased approximately 4% PMPM compared with the third quarter of 2008. Pharmacy utilization increased approximately 5% year over year, while unit costs (excluding rebates) decreased approximately 1%.
     Capitated costs increased approximately 9% PMPM compared with the third quarter of 2008 as a result of rate increases received for members capitated on a percentage of premium basis at the New Mexico health plan and the transition of members into capitated arrangements at the California health plan.
     Days in medical claims and benefits payable were 37 days for September 30, 2009, and 44 days at September 30, 2008. As of September 30, 2009, billed charges in ending claims inventory had declined approximately 1%, and the number of claims in ending inventory had declined approximately 18% compared with September 30, 2008. As of September 30, 2009, billed charges in ending inventory had declined approximately 16% ($28 million), and the number of claims in inventory had declined approximately 8% compared with June 30, 2009.

General and Administrative Expenses
     Core G&A expenses (defined as general and administrative expenses less premium taxes) were 7.5% of revenue in the third quarter of 2009, compared with 8.0% in the third quarter of 2008 and 7.0% in the second quarter of 2009. The decrease in core G&A expenses compared with the third quarter of 2008 was primarily due to lower administrative payroll as a percentage of revenue, as indicated in the table below.

	Three Months Ended September 30,
	2009		2008
		% of Total		% of Total
(in thousands)	Amount	Revenue	Amount	Revenue
Medicare-related administrative costs	$4,288	0.5%	$4,112	0.5%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	53,174	5.8	49,429	6.2
All other administrative expense	11,101	1.2	9,929	1.3

Core G&A expenses	$68,563	7.5%	$63,470	8.0%

     Depreciation and Amortization
     Depreciation and amortization expense increased $1.3 million in the third quarter of 2009 compared with the third quarter of 2008, due to depreciation expense relating to investments in infrastructure.
     Interest Expense
     Interest expense for both periods presented includes non-cash interest expense relating to our convertible senior notes. The amounts recorded for this additional interest expense totaled $1.2 million ($0.03 per diluted share) for both the third quarter of 2009 and the third quarter of 2008.
     Income Taxes
     Income taxes were recorded at an effective rate of 34.1% in the third quarter of 2009 compared with 39.7% in the third quarter of 2008. We recorded discrete tax benefits of $1 million during the quarter ended September 30, 2009, primarily related to higher than previously estimated tax credits and a reassessment of liabilities for unrecognized tax benefits based on recent examination experience and other factors. Our tax rate would have been 42% for the three months ended September 30, 2009, absent these discrete tax benefits.
Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
     The following summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the nine months ended September 30, 2009 and September 30, 2008 (dollars in thousands except PMPM amounts):

	Nine Months Ended September 30, 2009
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$354,001	$115.09	$328,386	$106.76	92.8%	$10,411
Florida (1)	66,322	270.67	61,054	249.17	92.1	10
Michigan	405,576	216.72	332,974	177.93	82.1	22,662
Missouri	177,715	255.62	145,631	209.47	82.0	—
Nevada	3,969	1,203.07	2,680	812.45	67.5	—
New Mexico (2)	301,947	395.79	258,954	339.43	85.8	8,035
Ohio	586,672	330.73	501,606	282.77	85.5	32,090
Texas	93,655	330.78	79,161	279.59	84.5	1,830
Utah	155,385	264.67	140,791	239.81	90.6	—
Washington	546,520	191.76	457,625	160.57	83.7	9,142
Other (3)	6,034	—	25,003	—	—	55

Total	$2,697,796	$222.08	$2,333,865	$192.12	86.5%	$84,235

	Nine Months Ended September 30, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	$308,139	$111.44	$269,328	$97.40	87.4%	$9,195
Florida (1)	—	—	—	—	—	—
Michigan	377,669	198.36	304,769	160.08	80.7	19,976
Missouri	165,509	244.00	139,462	205.60	84.3	—
Nevada	6,382	1,184.30	6,632	1,230.61	103.9	—
New Mexico (2)	262,314	366.55	215,242	300.77	82.1	8,523
Ohio	434,272	296.40	395,013	269.60	91.0	21,127
Texas	80,159	311.84	62,229	242.08	77.6	1,446
Utah	114,591	237.69	100,935	209.37	88.1	—
Washington	531,457	202.71	426,962	162.85	80.3	8,797
Other (3)	1,853	—	15,959	—	—	19

Total	$2,282,345	$209.49	$1,936,531	$177.75	84.9%	$69,083

(1)	The Florida health plan began serving members in late December 2008.

(2)	The medical care ratio of the New Mexico health plan was 85.8% for the nine months ended September 30, 2009, up from 82.1% in the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the New Mexico health plan had recognized $12.9 million of premium revenue due to the reversal of amounts previously recorded as payable to the state of New Mexico. Absent this revenue adjustment, the New Mexico health plan’s medical care ratio would have been 86.3% in the nine months ended September 30, 2008.

(3)	“Other” medical care costs represent primarily medically related administrative costs at the parent company.
Net Income
     Net income decreased 21% to $35.3 million in the nine months ended September 30, 2009, compared with net income of $44.8 million in the same period of 2008.
     The California health plan lost approximately $15.2 million, or $0.58 per diluted share, during the nine months ended September 30, 2009. As described above, the California health plan is taking several steps to improve its profitability, and will benefit in the fourth quarter from a combination of rate increase and premium tax relief that will combine to improve margins by approximately 4.9% effective October 1, 2009.
     Premium Revenue
     Premium revenue grew approximately 18% between the nine months ended September 30, 2008 and the nine months ended September 30, 2009. Consolidated premium revenue increased 6% on a PMPM basis. Increased membership contributed 67% of the growth in premium revenue.
     Investment Income
     Investment income for the nine months ended September 30, 2009 was $7.3 million, a $10.2 million decrease from the $17.5 million earned in the nine months ended September 30, 2008. This 58% decline was primarily due to lower interest rates in 2009. Our annualized portfolio yield for the nine months ended September 30, 2009 decreased to 1.4%, compared with 3.3% for the nine months ended September 30, 2008.
     Medical Costs
     Medical care costs, in the aggregate, increased approximately 8% on a PMPM basis in the nine months ended September 30, 2009, compared with the same period in 2008. The medical care ratio was 86.5% for the nine months ended September 30, 2009 compared with 84.9% for the same period in 2008. Excluding the California health plan, the medical care ratio increased to 85.6% during the nine months ended September 30, 2009 compared with 84.5% during the nine months ended September 30, 2008. Specifically, increased expenses were generally the result of higher utilization rather than higher unit costs (except in the case of outpatient costs, where both utilization and unit costs increased) and were most pronounced in connection with physician and outpatient costs. The 2009 H1N1 flu and the costs associated with more recently enrolled members were key factors in the higher utilization.
     Analysis of claims paid through September 30, 2009 indicates that, on a consolidated basis, the claims reserve established at December 31, 2008 was adequate.

     Physician and outpatient costs exhibited the most significant unfavorable cost trend in the nine months ended September 30, 2009. Together, these costs increased approximately 12% on a PMPM basis compared with the same period in 2008. Consistent with our experience throughout 2009, emergency room utilization (up approximately 6%) and cost per visit (up approximately 12%) were the primary drivers of increased cost in the nine months ended September 30, 2009.
     We continue to observe hospitals billing for more intensive levels of care than in the same period in 2008. The billing codes for emergency room level of care — with Level 1 reflecting the least intensive care and Level 5 reflecting the most intensive care — changed significantly in the nine months ended September 30, 2009, compared with the same period in 2008. As indicated in the following table, Level 1 and Level 2 visits decreased by 16% and 11%, respectively, while Level 3, Level 4, and Level 5 visits increased by 10%, 11%, and 13%, respectively.

	Emergency Room Visits per 1,000
	Level
	1	2	3	4	5
Nine months ended Sept. 30, 2009 v. nine months ended Sept. 30, 2008	(16%)	(11%)	10%	11%	13%
     Inpatient costs increased less than 1% PMPM year-over-year despite increased utilization.
     Pharmacy costs increased approximately 4% PMPM year-over-year. Pharmacy utilization increased approximately 5% year-over-year while unit costs (excluding rebates) increased by approximately 1%.
     Capitated costs increased approximately 11% PMPM year-over-year, primarily as a result of rate increases received for members capitated on a percentage of premium basis at the New Mexico health plan and the transition of members into capitated arrangements in California.
     General and Administrative Expenses
     Core G&A expenses were 7.4% of revenue in the nine months ended September 30, 2009, compared with 8.0% for the nine months ended September 30, 2008. The decrease in core G&A expenses compared with the nine months ended September 30, 2008 was primarily due to lower administrative payroll as a percentage of revenue, as indicated in the table below.

	Nine Months Ended September 30,
	2009		2008
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Medicare-related administrative costs	$13,135	0.5%	$13,522	0.6%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	151,490	5.6	141,770	6.2
All other administrative expense	34,356	1.3	28,821	1.2

Core G&A expenses	$198,981	7.4%	$184,113	8.0%

     Depreciation and Amortization
     Depreciation and amortization expense increased $3.5 million in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, due to depreciation expense relating to investments in infrastructure.
     Interest Expense
     Interest expense for the nine months ended September 30, 2009, and 2008 includes non-cash interest expense relating to our convertible senior notes. The amounts recorded for this additional interest expense totaled approximately $3.6 million for the nine months ended September 30, 2009 ($0.08 per diluted share) and $3.5 million for the nine months ended September 30, 2008 ($0.08 per diluted share).
     Income Taxes
     Income taxes were recorded at an effective rate of 31.0% for the nine months ended September 30, 2009, compared with 40.5% for the same period in 2008. We recorded discrete tax benefits of $5.5 million as a result of settling tax examinations, a reassessment of the tax liability for unrecognized tax benefits, higher than previously estimated tax credits, and the voluntary filing of certain accounting method changes during the nine months ended September 30, 2009. Our tax rate would have been 42% for the nine months ended September 30, 2009, absent these discrete tax benefits.
Liquidity and Capital Resources
     We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
     Our regulated subsidiaries generate significant cash flows from premium revenue and investment income. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. Professional portfolio managers operating under documented guidelines manage our investments. These investments are made pursuant to board approved investment policies that conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Our restricted investments, classified as non-current assets and designated as held-to-maturity, consist of interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate. These states also prescribe the types of instruments in which our subsidiaries may invest their funds.
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
     As of September 30, 2009, we had cash and cash equivalents of $449.5 million, investments totaling $230.0 million, and restricted investments of $42.4 million. The cash equivalents consist of highly liquid securities with original or purchase date remaining maturities of up to three months that are readily convertible into known amounts of cash. Our unrestricted investments consisted primarily of investment grade debt securities, designated primarily as available-for-sale. Of the $230.0 million total, $170.1 million are classified as current assets, and $59.9 million are investments in auction rate securities which are classified as non-current assets. For a comprehensive discussion of our auction rate securities, see “Fair Value Measurements,” below.
     Cash provided by operating activities for the nine months ended September 30, 2009, was $130.3 million, compared with cash used in operating activities of $20.3 million for 2008, an increase of $150.6 million.
Significant contributors to this increase included the following:
•	Increased deferred revenue of $82.3 million, primarily due to the timing of the Ohio health plan’s receipt of premium payments from the state of Ohio;
•	Increased medical claims and benefits payable of $23.5 million, primarily due to the commencement of operations of the Company’s Florida health plan in 2009; and

•	Increased collections of accounts receivable totaling $42.7 million, primarily relating to the California health plan. In the prior year, there was a significant increase in the California health plan receivable due to the delayed passage of the California state budget for 2008-2009.
     Cash used in investing activities was $31.7 million for the nine months ended September 30, 2009, a $6.0 million increase compared with $25.7 million used in investing activities for the same period in 2008. The increase was primarily due to cash paid in purchase transactions, including payments for our Florida NetPASS acquisition totaling $5.4 million, and $3.0 million paid to purchase certain CHIP contracts in Texas.
     Cash used in financing activities totaled $36.3 million for the nine months ended September 30, 2009, compared with $30.7 million used in financing activities in 2008. The primary use of cash in both 2009 and 2008 was under our securities purchase programs, where we purchased $27.7 million and $32.2 million of our common stock in 2009, and 2008, respectively. In 2009, we additionally purchased, as described further below, convertible senior notes totaling $9.7 million ($9.8 million with accrued interest).
     At September 30, 2009, we had working capital of $317.3 million compared with $345.2 million at December 31, 2008. At September 30, 2009, the parent company (Molina Healthcare, Inc.) had cash and investments of approximately $54.4 million, including $16.7 million in auction rate securities. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
     The securities and credit markets have experienced significant volatility over the past year, and as a result the availability of credit has been restricted. Such conditions may persist over the next several quarters or longer. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing credit facility.
     The table below presents our earnings before interest, taxes, depreciation, and amortization for the periods indicated:
EBITDA (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Operating income	$16,274	$30,429	$61,115	$85,138
Add back:
Depreciation and amortization expense	9,832	8,515	28,468	24,997

EBITDA	$26,106	$38,944	$89,583	$110,135

(1)	We calculate EBITDA by adding back depreciation and amortization expense to operating income. EBITDA is not prepared in conformity with GAAP since it excludes depreciation and amortization expense, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to net income, operating income, operating margin, or cash provided by operating activities. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.
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
     In March 2009, our board of directors authorized the purchase of up to an additional $25 million in aggregate of either our common stock or our convertible senior notes. The purchase program has been and will be funded with working capital, and purchases may be made from time to time on the open market or through privately negotiated transactions. Under this purchase program, we purchased approximately 544,000 shares of common stock for $12.7 million (average cost of approximately $23.41 per share) in the second quarter of 2009. We did not purchase any shares in the third quarter of 2009. A total of approximately $12.3 million currently remains available under our current securities purchase program. The purchase program extends through December 31, 2009, but we reserve the right to suspend or discontinue the program at any time.
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

     Credit Facility. We have a $200 million credit facility. Borrowings under this credit facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. As of September 30, 2009, there were no amounts outstanding under this credit facility.
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
     Based on quoted market prices, the fair value of our convertible senior notes issued in October 2007 was $155.2 million as of September 30, 2009, and $115.5 million as of December 31, 2008. The carrying amount of the convertible senior notes was $157.7 million as of September 30, 2009.
     To prioritize the inputs we use in measuring fair value, we apply a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of September 30, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included investments and restricted investments as follows:

Balance Sheet
Classification	Description
Current assets:
Investments	Investment grade debt securities; designated as available-for-sale; reported at fair value based on market prices that are readily available (Level 1). See Note 6 to The Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for further information regarding fair value measurements.

Non-current assets:
Investments	Auction rate securities; designated as available-for-sale; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Auction rate securities; designated as trading; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Other assets	Other assets include auction rate securities rights (the “Rights”); reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Restricted investments	Interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate, or required by contractual arrangement with a third party such as a provider group; designated as held-to-maturity; reported at amortized cost which approximates market value and based on market prices that are readily available (Level 1). See Note 9 to The Notes to Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for further information regarding fair value measurements.

     As of September 30, 2009, $68.1 million par value (fair value of $59.9 million) of our investments consisted of auction rate securities, all of which were collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of September 30, 2009. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, and continued to be unavailable as of September 30, 2009. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of September 30, 2009. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost.
     As of September 30, 2009, we held $41.1 million par value (fair value of $37.0 million) auction rate securities (designated as trading securities) with a certain investment securities firm. In the fourth quarter of 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value.
     We have accounted for the Rights as a freestanding financial instrument, and have elected to record the value of the Rights at fair value, which totaled $3.7 million at September 30, 2009. To determine the fair value estimate of the Rights, we use a discounted cash-flow model based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the rights agreement.
     For the three months ended September 30, 2009, we recorded a nominal pretax loss on the auction rate securities underlying the Rights, which was offset by a nominal pretax gain on the Rights. For the nine months ended September 30, 2009, we recorded pretax gains of $3.5 million on the auction rate securities underlying the Rights. We expect that the future changes in the fair value of the Rights will continue to be substantially offset by the fair value movements in the underlying auction rate securities.
     As of September 30, 2009, the remainder of our auction rate securities (designated as available-for-sale securities) amounted to $27.0 million par value (fair value of $22.8 million). As a result of the increase in fair value of auction rate securities designated as available-for-sale, we recorded unrealized gains of $0.5 million ($0.3 million, net of tax) to accumulated other comprehensive loss for the nine months ended September 30, 2009. We recorded unrealized losses of $6.9 million ($4.3 million, net of tax) to other comprehensive loss for the nine months ended September 30, 2008. We have deemed these unrealized gains and losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
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
     At September 30, 2009, our health plans had aggregate statutory capital and surplus of approximately $363.4 million, representing 170% of the required minimum aggregate statutory capital and surplus of approximately

$213.3 million. The net assets in our health plans that may not be transferable to us in the form of cash dividends, loans, or advances, were $352.1 million at September 30, 2009, and $355.0 million at December 31, 2008. All of our health plans were in compliance with the minimum capital requirements at September 30, 2009. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that they continue to meet statutory and regulatory capital requirements.
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
     The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. Our estimated IBNP liability represented $237.5 million of our total medical claims and benefits payable of $303.1 million as of September 30, 2009. Excluding amounts related to our cost-plus Medicaid contract in Utah and amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at September 30, 2009 was $221.6 million.
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
     The following table reflects the change in our estimate of claims liability as of September 30, 2009 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding September 30, 2009, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. IBNP related to the Utah health plan’s cost-plus reimbursement contract, and to amounts that we anticipate paying on behalf of a capitated provider in Ohio, is excluded from these calculations. Dollar amounts are in thousands.

(Decrease) Increase in	Increase (Decrease) in
Estimated	Medical Claims and
Completion Factors	Benefits Payable
(6)%	$69,846
(4)%	46,564
(2)%	23,282
2%	(23,282)
4%	(46,564)
6%	(69,846)
     For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of September 30, 2009 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. IBNP related to the Utah health plan’s cost-plus reimbursement contract, and to amounts that we anticipate paying on behalf of a capitated provider in Ohio, is excluded from these calculations. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended Per member Per Month	Medical Claims and
Cost Estimates	Benefits Payable
(6)%	$(38,636)
(4)%	(25,757)
(2)%	(12,879)
2%	12,879
4%	25,757
6%	38,636
     The following per-share amounts are based on a combined federal and state statutory tax rate of 38%, and 26.1 million diluted shares outstanding for the nine months ended September 30, 2009. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at September 30, 2009, net income for the nine months ended September 30, 2009 would increase or decrease by approximately $7.2 million, or $0.28 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at September 30, 2009, net income for the nine months ended September 30, 2009 would increase or decrease by approximately $4.0 million, or $0.15 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $36.1 million, or $1.38 per diluted share, and $20.0 million, or $0.77 per diluted share, respectively.
     It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $7.2 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
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
     Additionally, our estimate of the amount that will ultimately be paid out in satisfaction of the liability recorded at the end of any period will change over time as more information becomes available. For example, as noted above, the amount we paid out in satisfaction of our liability at December 31, 2007 was 19.9% less than the liability originally recorded at December 31, 2007. At September 30, 2008, we had estimated that the ultimate payout of the December 31, 2007 liability would be 19.2% less than the original liability.
     As of September 30, 2009, we estimate that the total payout in satisfaction of the liability established for claims and medical benefits payable at December 31, 2008 will be approximately 16.4% less than the amount originally recorded. As noted above, however, this estimate may change during the course of the year as more information becomes available.
     The overestimation of our liability for claims and medical benefits payable at December 31, 2008 led to the recognition of a benefit from prior period claims development for the nine months ended September 30, 2009. The overestimation of the claims liability at our Michigan, New Mexico, Ohio, and Washington health plans was principally the cause of the recognition of a benefit from prior period claims development. This was partially offset by the underestimation of our claims liability at December 31, 2008 at our California health plan:
•	In Michigan, we underestimated the impact of a steep drop in claims inventory during December 2008, thereby overestimating our liability at December 31, 2008.

•	In New Mexico, we overestimated at December 31, 2008 the ultimate amounts we would need to pay to resolve certain high dollar provider claims, thereby overestimating our liability at December 31, 2008.

•	In Ohio, we underestimated the degree to which certain operational initiatives had reduced our medical costs in the last few months of 2008, thereby overestimating our liability at December 31, 2008.

•	In Washington, we overestimated the impact that certain adverse utilization trends would have on our liability at December 31, 2008, thereby overestimating our liability at December 31, 2008.

•	In California, we underestimated utilization trends at the end of 2008, leading to an underestimation of our liability at December 31, 2008. Additionally, we underestimated the impact that certain delays in the receipt of paper claims (as opposed to electronically submitted claims) would have on our liability, leading to a further underestimation of our liability at December 31, 2008.
     The recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations in either 2008 or 2007.
     As of September 30, 2009, we estimate that the total payout in satisfaction of the liability established for claims and medical benefits payable at March 31, 2009 will be approximately 8.9% less than the amount originally recorded. In other words, the estimated liability at March 31, 2009 appears to have been much closer to the ultimate amount owed than was the liability recorded at December 31, 2008. Similarly, we estimate that the total pay-out in satisfaction of the liability established for medical claims and benefits payable at June 30, 2009, will be approximately 9.0% less than the amount originally recorded. We have maintained a consistent reserving methodology, and believe the smaller difference between our original estimates and our current estimates of our liability at March 31, 2009 and June 30, 2009 (as compared with the difference between our original estimate of claims liability at December 31, 2008 and our current estimate of that liability) was due to:
•	The impact upon our liability of the rapid growth of membership across nearly all of our health plans that we experienced between December 31, 2008 and March 31, 2009.

•	The impact upon our liability from increased utilization of medical services in the first half of 2009 compared with the first half of 2008.
In estimating our claims liability at September 30, 2009, we adjusted our base calculation to take account of the impact of the following factors which we believe are reasonably likely to change our final claims liability amount:
•	The rapid growth of membership across nearly all of our health plans since December 31, 2008.

•	A substantial decrease in claims inventory at our California, Ohio and Washington health plans through the third quarter of 2009.

•	The impact of the 2009 H1N1flu outbreak through the third quarter of 2009.

•	The degree of change in the utilization of medical services and the cost per unit of those services between the nine months ended September 30, 2008 and the nine months ended September 30, 2009.

•	The impact of reductions to the state Medicaid Fee schedules in Washington and Michigan effective July 1, 2009.
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
     The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The negative amounts displayed for “Components of medical care costs related to: Prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. The benefit of this prior period development may be offset by the addition of a reserve for adverse claims development when estimating the liability at the end of the period (captured as part of “Components of medical care costs related to: Current year”).

			As of and for
	As of and for the		the Year Ended
	Nine Months Ended Sept. 30,		December 31,
	2009	2008	2008
	(Dollars in thousands, except per-member amounts)
Balances at beginning of period	$292,442	$311,606	$311,606
Components of medical care costs related to:
Current year	2,381,903	1,996,385	2,683,399
Prior years	(48,038)	(59,854)	(62,087)

Total medical care costs	2,333,865	1,936,531	2,621,312

Payments for medical care costs related to:
Current year	2,089,417	1,721,191	2,413,128
Prior years	233,776	228,159	227,348

Total paid	2,323,193	1,949,350	2,640,476

Balances at end of period	$303,114	$298,787	$292,442

Benefit from prior period as a percentage of:
Balance at beginning of period	16.4%	19.2%	19.9%
Premium revenue	1.8%	2.6%	2.0%
Total medical care costs	2.1%	3.1%	2.4%
Days in claims payable	37	44	41
Number of members at end of period	1,411,000	1,239,000	1,256,000

Fee-for-service claims processing and inventory information:
Number of claims in inventory at end of period	107,700	131,100	87,300
Billed charges of claims in inventory at end of period	$145,500	$147,100	$115,400
Claims in inventory per member at end of period	0.08	0.11	0.07
Billed charges of claims in inventory per member at end of period	$103.12	$118.72	$91.88
Number of claims received during the period	9,427,400	8,234,500	11,095,100
Billed charges of claims received during the period	$7,180,800	$5,754,700	$7,794,900
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Concentrations of Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Fund Prime Series — Institutional Class and the PFM Fund Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. Professional portfolio managers operating under documented guidelines manage our investments. These investments are made pursuant to board approved investment policies that conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Our restricted investments, classified as non-current assets and designated as held-to-maturity, consist of interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate. These states also prescribe the types of instruments in which our subsidiaries may invest their funds. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our health plans operate.
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
     Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
     Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations. In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors identified and discussed in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II, Item 1A — Risk Factors, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, and June 30, 2009, all of which risk factors are hereby incorporated by reference. In addition to those risk factors, the following risk factors have also been identified by the Company. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
The 2009 H1N1 flu virus has made it infeasible to predict our fourth quarter 2009 rates of utilization and medical costs.
     The unprecedented resurgence in the 2009 H1N1 flu pandemic in September 2009 — as evidenced by President Obama’s Declaration of a National Emergency — has made reference to previous fourth quarter rates of utilization of minimal guidance in predicting our fourth quarter 2009 rates of utilization and medical costs for emergency room, outpatient, and inpatient services, as well as our costs for anti-viral medications and vaccinations. In the event utilization rates related to the 2009 H1N1 flu or to the seasonal flu are materially above historical rates, our fourth quarter 2009 cash flows and results of operations may be adversely affected.
If changes made in provider rates or in Medicaid benefits are not commensurate with the changes made in the premium rates paid to our health plans, the medical margin of our health plans could be adversely affected.
     The rates paid to our Washington health plan by the State of Washington were decreased by approximately 7% effective as of July 1, 2009. Substantially all of this rate decrease is expected to be passed on to providers in the form of lower provider payments by means of reductions made to the Washington Medicaid fee schedule (thus far we have insufficient claims data to determine whether this has been the case). As a result, the medical margin of the Washington health plan would remain essentially unchanged. However, due to the utilization patterns of our members, an earlier rate decrease implemented by the State of Washington was not fully passed on to providers, resulting in a decline in the medical margin of the Washington health plan. This could occur once again with respect to the July 1st rate decrease.
     In addition, the rates paid to our Michigan health plan by the State of Michigan were increased by approximately 2.6% effective as of October 1, 2009. However, if the utilization patterns of our Michigan members are not consistent with the assumptions made by the state in their adoption of the rate increase and certain attendant provider rate cuts, the actual rate paid to our Michigan health plan may not constitute a 2.6% rate increase, or could even constitute a slight rate reduction.
     Finally, effective as of October 1, 2009, the State of Missouri has carved out pharmacy as a Medicaid benefit, and reduced the PMPM amount paid to our Missouri health plan by an amount believed to be commensurate with the value of that pharmacy benefit. However, if the reduction in the rate paid to our Missouri health plan exceeds the amount of the costs saved by the Missouri health plan as a result of its no longer providing the pharmacy benefit, the health plan’s medical margin will be reduced.
     In each instance described above, if the assumptions made by a state in implementing a rate or benefit change are incorrect or are at variance with the particular utilization patterns of the members of one of our health plans, our business, financial condition, cash flows, or results of operations could be adversely affected.
We may be required to establish a premium deficiency reserve for the California health plan’s Los Angeles contract.
     As discussed above, the California health plan lost approximately $4.8 million in the third quarter of 2009. The majority of these losses were incurred in the health plan’s Los Angeles market. The California health plan is taking a number of steps to improve its performance in Los Angeles County, and the health plan has also received a rate increase effective as of October 1, 2009. In the event the health plan’s losses in Los Angeles County are not reduced, it may be required to establish a premium deficiency reserve which could adversely affect our business, financial condition, or results of operations.
There are risks associated with the transition of our Utah health plan from a non-risk to a prepaid capitation contract.
     Since 2002, our Utah health plan has primarily operated on a non-risk basis, where the health plan is paid based on its actual medical costs plus a specified additional percentage for administrative costs and profit. The Utah health plan has now negotiated a prepaid capitation contract with the state of Utah under which it will be paid a fixed PMPM amount. This new contract became effective as of September 1, 2009. In the event the Utah health plan’s medical costs materially exceed its projections or its PMPM revenues are otherwise inadequate to cover its medical costs, the resulting losses by the Utah health plan could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
The accounting reversal of any tax benefits or revenue previously recognized by the Company could have a material adverse effect on our operating results.
     During the second quarter of 2009, the Company recorded $4.4 million in discrete tax benefits. Approximately $3.5 million of this amount related to the settlement of a tax examination regarding our acquisition of the Michigan Cape Health Plan in May 2006. As of March 31, 2009, the Company had recorded a liability of $4.2 million for unrecognized tax benefits as a result of an Internal Revenue Service (IRS) Notice of Proposed Adjustment regarding certain deductions claimed by Cape. Thereafter, the Company engaged in the Fast Track Settlement process with the IRS pursuant to Rev. Proc. 2003-40. Pursuant to that settlement process, in June 2009 the Company and the IRS agreed to settle the matter for $0.7 million. As a result of information obtained during the examination and settlement process, the Company reassessed the amount accrued for unrecognized tax benefits relating to this matter and concluded that it was appropriate to reverse $3.5 million. Pursuant to Section 5.08 of Rev. Proc. 2003-40, the settlement reached with the IRS is subject to review by the Joint Committee of Taxation. As of November 4, 2009, the Joint Committee of Taxation had not yet completed its review. The Company believes that it is unlikely the Joint Committee of Taxation will re-determine the amount of the settlement because the matter at issue is based primarily on the particular facts of the matter at issue rather than on the proper interpretation and application of tax law. However, in the event the Joint Committee of Taxation elects to re-determine the amount of the settlement or the IRS otherwise decides to re-examine the issue, the final tax liability of the Company could be greater than as provided under the settlement with the IRS, and the Company’s second quarter recordation of $3.5 million in tax benefits may be subject to partial or total reversal. The subsequent accounting reversal or adjustment of any tax benefits or revenue previously recognized by the Company, including the $3.5 million tax benefit related to the Cape transaction, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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

Dated: November 5, 2009

/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: November 5, 2009

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