Form 10-K
period 2009-12-31
MOLINA HEALTHCARE INC
filed 2010-03-16
CIK 1179929

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of our most recently completed second fiscal quarter, was approximately $255 million (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2009).

As of March 5, 2010, approximately 25,700,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on May 4, 2010, are incorporated by reference into Part III of this Form 10-K.

MOLINA HEALTHCARE, INC.

Form 10-K

PART I

Item 1:	Business

Overview

We are a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid, Medicare, and other government-sponsored programs for low-income families and individuals. We conduct our business primarily through licensed health plans in the states of California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization. Our revenues are derived primarily from premium revenues paid to our health plans by the relevant state Medicaid authority, which revenues are jointly financed by the federal and state governments. Increasingly, we also derive revenues from the federal Centers for Medicare and Medicaid Services, or CMS, in connection with our Medicare services. As of December 31, 2009, approximately 1,455,000 members were enrolled in our health plans.

The payments made to our health plans generally represent an agreed upon amount per member per month, or a “capitation” amount, which is paid regardless of whether the member utilizes any medical services in that month or whether the member utilizes medical services in excess of the capitation amount. Each of our health plans is thus financially “at risk” for the medical care of its members. Each health plan contracts with health care providers in the relevant communities or states in which it operates, including primary care physicians, specialist physicians, physician groups, hospitals, and other medical care providers. These health care providers then provide medical care to the health plan’s enrolled members. Various core administrative functions of our health plans — primarily claims processing, information systems, and finance — are centralized at our corporate parent in Long Beach, California. Our California health plan also operates 17 of its own primary care community clinics; we have a Virginia subsidiary which manages three county-owned primary care community clinics in Fairfax County, Virginia; and our Washington health plan recently began operating its own behavioral health clinic.

Dr. C. David Molina founded our Company in 1980 under the name “Molina Medical Centers” as a provider organization serving the Medicaid population in Southern California through a network of primary care clinics. Since then, we have increased our membership through the start-up development of new health plan operations, the acquisition of existing health plans, and internal or organic growth. Key milestones in our history have included the following:

Year	Milestone

1980	Molina Medical Centers founded in Los Angeles, California by Dr. C. David Molina
1985	Obtained HMO license in California
1994	Acquired minority interest in Michigan health plan
1997	Utah health plan established as start-up operation
1999	Incorporated in California as “American Family Care, Inc.,” parent of the California and Utah health plan subsidiaries Acquired controlling interest in Michigan and Washington health plans
2000	Company name changed to Molina Healthcare, Inc., a California corporation
2003	Reincorporated in Delaware, and completed initial public offering and listing of shares for trading on the New York Stock Exchange under the symbol, MOH
2004	Acquired the New Mexico health plan
2005	Ohio health plan established as start-up operation
2006	The California, Michigan, Utah, and Washington health plans began operating Medicare Advantage Special Needs plans
Acquired the Cape Health Plan in Michigan, merging it into the Michigan health plan
Texas health plan established as start-up operation
2007	The California, Michigan, New Mexico, Texas, Utah, and Washington health plans began enrolling members in Medicare Advantage plans with prescription drug coverage, or MA-PD plans
Acquired the Missouri health plan

Year	Milestone

2008	The New Mexico and Texas health plans began operating Medicare Advantage Special Needs plans
Florida health plan established as a start-up operation
2009	The Ohio health plan began operating a Medicare Advantage Special Needs plan

On January 18, 2010, we entered into a definitive agreement to acquire the Health Information Management, or HIM, business of Unisys Corporation. The HIM business provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS. MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. The HIM business currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program. The acquisition is expected to close in the first half of 2010. We intend to operate the HIM business under the name, Molina Medicaid Solutions.

Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666. Our website is www.molinahealthcare.com.

Information contained on our website or linked to our website is not incorporated by reference into, or as part of, this annual report. Unless the context otherwise requires, references to “Molina Healthcare,” the “Company,” “we,” “our,” and “us” herein refer to Molina Healthcare, Inc. and its subsidiaries. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, are available free of charge on our website, www.molinahealthcare.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information regarding our officers and directors, and copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and our Audit, Compensation, and Corporate Governance and Nominating Committee Charters, are also available on our website. Such information is also available in print upon the request of any stockholder to our Investor Relations Department at the address of our executive offices set forth above. In accordance with New York Stock Exchange, or NYSE, rules, on May 11, 2009, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

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

In addition, the Children’s Health Insurance Program, known widely by the acronym CHIP, is a joint federal and state matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage, but not enough to afford commercial health insurance. States have the option of administering CHIP through their Medicaid programs.

The federal government pays a portion of the costs that states incur to provide services to Medicaid enrollees. The proportion of states’ costs that the federal government pays is based on the “federal medical assistance percentage,” or FMAP. The percentage for each state is determined through a formula that assigns a higher federal reimbursement rate to states that have lower income per capita (and vice versa) relative to the national average. Prior to the implementation of the American Recovery and Reinvestment Act of 2009, or ARRA, the average matching rate that the federal government paid was 57 percent nationwide; states contributed the remaining 43 percent. The federal matching rates have both a floor

(50 percent) and a ceiling (83 percent). The matching rates for CHIP are approximately one-third higher than those under Medicaid. Generally, states have more programmatic flexibility in CHIP than in Medicaid.

As part of ARRA, enacted on February 17, 2009, states were scheduled to receive approximately $87 billion in assistance for their Medicaid programs through a temporary increase in the FMAP match rate. The funding is effective from October 1, 2008 to December 31, 2010. Under ARRA, every state has received a minimum FMAP increase of 6.2 percent. The balance of funding is based on unemployment rates in the states. In order to receive this additional FMAP increase, states may not reduce Medicaid eligibility levels below the eligibility levels that were in place on July 1, 2008. Medicaid is classified as an entitlement, and therefore there is no limit on the federal funds that may be expended. Federal payments for Medicaid are limited only by the amount states are willing and able to spend. Nevertheless, budgetary constraints at both the federal and state levels may limit the benefits paid and the number of members served by Medicaid. CHIP, however, is a capped allotment. Pursuant to the Children’s Health Insurance Program Reauthorization Act of 2009 enacted on February 4, 2009, CHIP was reauthorized and expanded to cover up to a total of 11 million children by 2011. The legislation also provided an additional $32.8 billion in funding over the next four-and-a-half years, and allows states to expand coverage up to 300 percent of the federal poverty level. CHIP will continue to be funded at an enhanced match, with a minimum federal amount of 65 percent.

On March 10, 2010, the United States Senate approved legislation which would allocate $25 billion to the extension by six months of the 6.2% increase in the FMAP provided under ARRA. If this legislation is passed by the House and signed into law by President Obama, the increased FMAP paid to the states will continue through June 30, 2011.

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

In an effort to improve quality and provide more uniform and more cost-effective care, many states have implemented Medicaid managed care programs. Such programs seek to improve access to coordinated health care services, including preventive care, and to control health care costs. Under Medicaid managed care programs, a health plan receives capitation payments for the covered health care services. The health plan, in turn, arranges for the provision of the covered health care services by contracting with a network of providers, including both physicians and hospitals, who agree to provide the covered services to the health plan’s members. The health plan also monitors quality of care and implements preventive programs, thereby striving to improve access to care while more effectively controlling costs.

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

Medicare Advantage Plans.  During 2009, each of our health plans in California, Michigan, New Mexico, Ohio, Texas, Utah, and Washington operated Medicare Advantage plans, each of which included a mandatory Part D prescription drug benefit. Our Medicare Advantage special needs plans, or SNPs, operate under the trade name, Molina Medicare Options Plus, and serve those beneficiaries who are dually eligible for both Medicare and Medicaid, such as low-income seniors and people with disabilities. Our Medicare Advantage Prescription Drug plans, or MA-PDs, operate under the trade name, Molina Medicare Options. Although our MA-PD benefit plans do not exclusively enroll dual eligible beneficiaries, the plans’ benefit structure is designed to appeal to lower income beneficiaries. We believe offering these Medicare plans is consistent with our historical mission of serving low-income and medically underserved families and individuals. None of our health plans operate a Medicare Advantage private fee-for-service plan. Total enrollment in our Medicare Advantage plans at December 31, 2009 was approximately 12,000 members. Our 2009 premium revenues from Medicare across all health plans represented approximately 3.7% of our total premium revenues.

Other Government Programs for Low Income Individuals.  In certain instances, states have elected to provide medical benefits to individuals and families who do not qualify for Medicaid. Such programs are often administered in a manner similar to Medicaid and CHIP, but without federal matching funds. At December 31, 2009, our Washington health plan served approximately 20,000 such members under one such program, that state’s “Basic Health Plan.”

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

Experience.  For 30 years we have focused on serving Medicaid beneficiaries as both a health plan and as a provider. We have developed and forged strong relationships with the constituents whom we serve — members, providers, and government agencies. Our ability to deliver quality care and to establish and maintain provider networks, as well as our administrative efficiency, has allowed us to compete successfully for government contracts. We have a strong record of obtaining and renewing contracts and have developed significant expertise as a government contractor.

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

Our California health plan operates 17 company-owned primary care clinics in California. In addition, in 2008, our unlicensed subsidiary in Virginia began to manage the Fairfax County Community Health Care Network. This network consists of three county-owned clinics, providing comprehensive medical services to over 16,000 of Fairfax County’s uninsured residents. In 2010, our Washington health plan teamed with Compass Health to launch Molina Medical at Compass Health, a treatment center focused on integrating primary care and behavioral health services. We believe that our clinics serve a useful role in providing certain communities with access to primary care and providing us with insights into physician practice patterns, first-hand knowledge of the needs of our members, and a platform to pilot new programs.

Cultural and Linguistic Expertise.  We have 30 years of experience developing targeted health care programs for culturally diverse Medicaid members, and believe we are well-qualified to successfully serve these populations. We contract with a diverse network of community-oriented providers who have the capabilities to address the linguistic and cultural needs of our members. We educate employees and providers about the differing needs among our members. We develop member education materials in a variety of media and languages and ensure that the literacy level is appropriate for our target audience.

Medical Management.  We believe that our experience as a health care provider has helped us to improve medical outcomes for our members while at the same time enhancing the cost-effectiveness of care. We monitor day-to-day medical management to provide appropriate care to our members, contain costs, and ensure an efficient delivery network. We have developed disease management and health education programs that address the particular health care needs of our members. We have established pharmacy management programs and policies that have allowed us to manage our pharmaceutical costs effectively. For example, our staff pharmacists educate our providers on the use of generic drugs rather than brand drugs.

Our Strategy

Our objective is to be an innovative health care leader while delivering competitive returns for our investors. We seek to provide quality care and accessible services in an efficient and caring manner to Medicaid, CHIP, Medicare, and other financially vulnerable members. To achieve these objectives, we intend to:

Focus on serving financially vulnerable families and individuals.  We believe that the Medicaid and low-income Medicare population, which is characterized by significant ethnic diversity, requires unique services to meet its health care needs. Our 30 years of experience in serving this population has provided us significant expertise in meeting the unique needs of our members.

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

Provide quality cost-effective care.  We will use our information systems, strong provider networks, and first-hand provider experience to further develop and utilize effective medical management and other programs that address the distinct needs of our members. While improving the quality of care, these programs also facilitate the cost-effective delivery of that care. To document our commitment to quality, each Molina Healthcare health plan has adopted goals: (1) to achieve or continue accreditation by the National Committee for Quality Assurance, or NCQA, and (2) to achieve scores under the Healthcare Effectiveness Data and Information Set, or HEDIS, at the 75th percentile for Medicaid plans. It is our goal to be the health plan of choice, recognized for the quality and accessibility of our services. Financially vulnerable families and individuals covered by government programs have traditionally faced long-standing barriers to accessing care that include language, culture, and literacy. We want to be known for our ability to help others overcome these barriers. Among physicians, hospitals, and other providers, we want to be known for prompt and accurate payment of claims and sound medical decisions.

Leverage operational efficiencies.  Our centralized administrative infrastructure, flexible information systems, and dedication to controlling administrative costs provide economies of scale. We believe our administrative infrastructure has significant expansion capacity, allowing us to integrate new members from expansion within existing markets and entry into new markets.

Our Health Plans

As of December 31, 2009, our health plans were located in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. Additionally, we operate three county primary care clinics in Virginia. As of December 31, 2009, we ceased serving members in Nevada. An overview of our health plans and their principal governmental program contracts with the relevant state authority is provided below:

State	Expiration Date	Contract Description or Covered Program

California	3-31-12	Subcontract with Health Net for services to Medi-Cal members under Health Net’s Los Angeles County Two-Plan Model Medi-Cal contract with the California Department of Health Services (DHS).
California	12-31-12	Medi-Cal contract for Sacramento Geographic Managed Care Program with DHS.
California	3-31-11	Two Plan Model Medi-Cal contract for Riverside and San Bernardino Counties (Inland Empire) with DHS.
California	6-30-10	Medi-Cal contract for San Diego Geographic Managed Care Program with DHS.
California	6-30-10	Healthy Families contract (California’s CHIP program) with California Managed Risk Medical Insurance Board (MRMIB).
Florida	8-31-12	Medicaid contract with the Florida Agency for Health Care Administration.
Michigan	9-30-10	Medicaid contract with state of Michigan.
Missouri	6-30-10	Medicaid contract with the Missouri Department of Social Services.
New Mexico	6-30-11	Salud! Medicaid Managed Care Program contract (including CHIP) with New Mexico Human Services Department (HSD).
Ohio	6-30-10	Medicaid contract with Ohio Department of Job and Family Services (ODJFS).
Texas	8-31-10	Medicaid contract with Texas Health and Human Services Commission (HHSC).
Utah	6-30-10	Medicaid and CHIP contracts with Utah Department of Health.
Washington	12-31-10	Basic Health Plan and Basic Health Plus Programs contract with Washington State Health Care Authority (HCA).
Washington	6-30-10	Healthy Options Program (including Medicaid and CHIP) contract with state of Washington Department of Social and Health Services.

In addition to the foregoing, our health plans in California, Michigan, New Mexico, Ohio, Texas, Utah, and Washington have entered into a standardized form of contract with CMS with respect to their operation of a MA SNP, and our health plans in California, Michigan, New Mexico, Ohio, Texas, Utah, and Washington have also entered into a standardized form of contract with CMS with respect to their operations of a MA-PD plan. These contracts are renewed annually and were most recently renewed as of January 1, 2010.

Our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed.

Our contracts with state and local governments determine the type and scope of health care services that we arrange for our members. Generally, our contracts require us to arrange for preventive care, office visits, inpatient and outpatient hospital and medical services, and pharmacy benefits. We are usually paid a negotiated per member per month amount, or PMPM, with the PMPM amount varying from contract to contract. Generally, that amount is higher in states where we are required to offer more extensive health benefits. We are also paid an additional amount for each newborn delivery in Michigan, Missouri, New Mexico, Ohio, Texas, and Washington. In general, either party may terminate our state contracts with or without cause upon 30 days to nine months prior written notice. In addition, most of these contracts contain renewal options that are exercisable by the state.

California.  As of December 31, 2009, our California health plan served 351,000 members. Our plan serves the counties of Los Angeles, Riverside, San Bernardino, San Diego, and Sacramento. Our Medi-Cal members in

Los Angeles County are served pursuant to a subcontract we have entered into with Health Net, with Health Net in turn contracting with the state. Our California health plan also operates 17 of its own primary care community clinics.

Florida.  As of December 31, 2009, our Florida plan served approximately 50,000 members, and operated in 7 of the state’s 67 counties.

Michigan.  As of December 31, 2009, our Michigan health plan served 223,000 members, and operated in 46 of the state’s 83 counties, including the Detroit metropolitan area.

Missouri.  As of December 31, 2009, our Missouri health plan served 78,000 members, and operated in 57 of the state’s 114 counties.

New Mexico.  As of December 31, 2009, our New Mexico health plan served 94,000 members, and operated in all of New Mexico’s 33 counties.

Ohio.  As of December 31, 2009, our Ohio health plan served 216,000 members, and operated in 50 of the state’s 88 counties.

Texas.  As of December 31, 2009, our Texas health plan served 40,000 members, serving STAR and CHIP members in 11 counties and STAR PLUS members in 13 counties. STAR stands for State of Texas Access Reform, and is Texas’ Medicaid managed care program. STAR PLUS is the Texas Medicaid managed care program serving ABDs and includes a long-term care component.

Utah.  As of December 31, 2009, our Utah health plan served 69,000 members including 4,000 Medicare Advantage SNP members. Our Utah health plan serves Medicaid members in 25 of the state’s 29 counties, including the Salt Lake City metropolitan area, and CHIP members in all 29 counties.

Virginia.  On July 1, 2008, Molina Healthcare of Virginia, Inc. began to operate the Fairfax County Community Health Care Network. This network consists of three county clinics, and, as of December 31, 2009, provided comprehensive medical services to over 16,000 of the county’s uninsured residents.

Washington.  As of December 31, 2009, our Washington health plan served 334,000 members, and operated in 34 of the state’s 39 counties. In February 2010, our Washington health plan began operating a behavioral health clinic under the name, Molina Medical at Compass Health.

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

The following table shows the total approximate number of primary care physicians, specialists, and hospitals participating in our network as of December 31, 2009:

	Primary Care
	Physicians	Specialists	Hospitals

California	3,015	7,320	72
Florida	707	931	60
Michigan	2,491	5,351	71
Missouri	2,001	6,156	96
New Mexico	1,568	6,549	63
Ohio	1,828	11,581	106
Texas	1,369	5,421	61
Utah	1,261	3,936	39
Washington	3,089	6,256	88

Total	17,329	53,501	656

Physicians.  We contract with both primary care physicians and specialists, many of whom are organized into medical groups or independent practice associations, or IPAs. Primary care physicians provide office-based primary care services. Primary care physicians may be paid under capitation or fee-for-service contracts and may receive additional compensation by providing certain preventive services. Our specialists care for patients for a specific episode or condition, usually upon referral from a primary care physician, and are usually compensated on a fee-for-service basis. When we contract with groups of physicians on a capitated basis, we monitor their solvency.

Hospitals.  We generally contract with hospitals that have significant experience dealing with the medical needs of the Medicaid population. We reimburse hospitals under a variety of payment methods, including fee-for-service, per diems, diagnostic-related groups, or DRGs, capitation, and case rates.

Primary Care Clinics.  Our California health plan operates 17 company-owned primary care clinics in California staffed by our physicians, physician assistants, and nurse practitioners. These clinics are located in neighborhoods where our members live, and provide us a first-hand opportunity to understand the special needs of our members. The clinics assist us in developing and implementing community education, disease management, and other programs. The clinics also give us direct clinic management experience that enables us to better understand the needs of our contracted providers. In addition, we have a non-licensed subsidiary in Virginia which manages three health care clinics for Fairfax County, and our Washington health plan recently opened a behavioral health clinic.

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

Disease Management Programs.  We develop specialized disease management programs that address the particular health care needs of our members. motherhood matters!sm is a comprehensive program designed to improve pregnancy outcomes and enhance member satisfaction. breathe with ease!sm is a multi-disciplinary disease management program that provides health education resources and case management services to assist physicians caring for asthmatic members between the ages of three and fifteen. Healthy Living with Diabetessm is a diabetes disease management program. “Heart Health Living” is a cardiovascular disease management program for members who have suffered from congestive heart failure, angina, heart attack, or high blood pressure.

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

We have designed our corporate website with a focus on ease of use and visual appeal. Our website has a secure ePortal which allows providers, members, and trading partners to access individualized data. The ePortal allows the following self-services:

•	Provider Self Services. Providers have the ability to access information regarding their members and claims. Key functionalities include Check Member Eligibility, View Claim, and View/Submit Authorizations.

•	Member Self Services. Members can access information regarding their personal data, and can perform the following key functionalities: View Benefits, Request New ID Card, Print Temporary ID Card, and Request Change of Address/PCP.

•	File Exchange Services. Various trading partners — such as service partners, providers, vendors, management companies, and individual IPAs — are able to exchange data files (such as those that may be required by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, or any other proprietary format) with us using the file exchange functionality.

Best Practices.  We continuously seek to promote best practices. Our approach to quality is broad, encompassing traditional medical management and the improvement of our internal operations. We have staff assigned full-time to the development and implementation of a uniform, efficient, and quality-based medical care delivery model for our health plans. These employees coordinate and implement Company-wide programs and strategic initiatives such as preparation of the HEDIS and accreditation by the NCQA. We use measures established by the NCQA in credentialing the physicians in our network. We routinely use peer review to assess the quality of care rendered by providers. At December 31, 2009, all of our eligible health plans were accredited by the NCQA. Our Missouri plan will begin the NCQA review and accreditation process in 2010, and our Florida plan expects to apply for NCQA review as soon as it is eligible.

Claims Processing.  All of our health plans operate on a single managed care platform for claims processing (the QNXT 3.4 system), with the exception of our Missouri plan which we expect will be migrated to the Molina standard platform in the second quarter of 2010.

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

Competition

We operate in a highly competitive environment.  The Medicaid managed care industry is fragmented, and the competitive landscape is subject to ongoing changes as a result of business consolidations and new strategic alliances. We compete with a large number of national, regional, and local Medicaid service providers, principally on the basis of size, location, and quality of provider network, quality of service, and reputation. Competition can vary considerably from state to state. Below is a general description of our principal competitors for state contracts, members, and providers:

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

Regulation

Our health plans are highly regulated by both state and federal government agencies. Regulation of managed care products and health care services varies from jurisdiction to jurisdiction, and changes in applicable laws and rules can occur frequently. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules.

To operate a health plan in a given state, we must apply for and obtain a certificate of authority or license from that state. Our operating health plans are licensed to operate as health maintenance organizations, or HMOs, in each of California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. In those states we are regulated by the agency with responsibility for the oversight of HMOs which, in most cases, is the state department of insurance. In California, however, the agency with responsibility for the oversight of HMOs is the Department of Managed Health Care. Licensing requirements are the same for us as they are for health plans serving commercial or Medicare members. We must demonstrate that our provider network is adequate, that our quality and utilization management processes comply with state requirements, and that we have adequate procedures in place for responding to member and provider complaints and grievances. We must also demonstrate that we can meet requirements for the timely processing of provider claims, and that we can collect and analyze the information needed to manage our quality improvement activities. In addition, we must prove that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.

Each of our health plans is required to file quarterly reports on its operating results with the appropriate state regulatory agencies. These reports are accessible for public viewing. Each health plan undergoes periodic examinations and reviews by the state in which it operates. The health plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds. Each health plan must maintain its net worth at an amount determined by statute or regulation. The minimum statutory net worth requirements differ by state, and are generally based on statutory minimum risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. Our Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington health plans are subject to RBC requirements. Any acquisition of another plan’s members or its state contracts must also be approved by the state, and our ability to invest in certain financial securities may be prescribed by statute.

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

Once awarded, our contracts generally have terms of one to three years, with renewal options at the discretion of the states. Our contracts generally set forth the requirements for operating in the Medicaid sector, and include provisions relating to: eligibility; enrollment and disenrollment processes; covered services; eligible providers; subcontractors; record-keeping and record retention; periodic financial and informational reporting; quality assurance; marketing; financial standards; timeliness of claims payments; health education and wellness and prevention programs; safeguarding of member information; fraud and abuse detection and reporting; grievance procedures; and organization and administrative systems. A health plan’s compliance with these requirements is subject to monitoring by state regulators. A health plan is subject to periodic comprehensive quality assurance evaluation by the insurance department of the jurisdiction that licenses the health plan, and must submit periodic utilization reports and other information to state or county Medicaid authorities. Health plans are not permitted to enroll members directly, and are permitted to market only in accordance with strict guidelines. Most health plans must also submit quarterly and annual statutory financial statements and utilization reports, as well as many other reports in accordance with individual state requirements.

Medicare.  Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance, and prescription drug benefits. Medicare is funded by Congress, and administered by CMS. Medicare beneficiaries have the option to enroll in a Medicare Advantage plan. Under Medicare Advantage, managed care plans contract with CMS to provide benefits that are comparable to original Medicare in exchange for a fixed PMPM that varies based on the county in which a member resides, the demographics of the member, and the member’s health condition.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, made numerous changes to the Medicare program, including expanding the Medicare program to include a prescription drug benefit. Since 2006, Medicare beneficiaries have had the option of selecting a new prescription drug benefit from an existing Medicare Advantage plan. The drug benefit, available to beneficiaries for a monthly premium, is subject to certain cost sharing depending upon the specific benefit design of the selected plan. Plans are not required to offer the same benefits, but are required to provide coverage that is at least actuarially equivalent to the standard drug coverage delineated in the MMA.

On July 15, 2008, the Medicare Improvements for Patients and Providers Act, or MIPPA, became law and, in September 2008, CMS promulgated implementing regulations. MIPPA impacts a broad range of Medicare activities and impacts all types of Medicare managed care plans. MIPPA and subsequent CMS guidance place prohibitions and limitations on certain sales and marketing activities of Medicare Advantage plans. Among other things, Medicare Advantage plans are not permitted to make unsolicited outbound calls to potential members or engage in other forms of unsolicited contact, establish appointments without documented consent from potential members, or conduct sales events in certain provider-based settings. MIPPA also establishes certain restrictions on agent and broker compensation.

HIPAA.  In 1996, Congress enacted HIPAA. All health plans are subject to HIPAA, including ours. HIPAA generally requires health plans to:

•	Establish the capability to receive and transmit electronically certain administrative health care transactions, like claims payments, in a standardized format,

•	Afford privacy to patient health information, and

•	Protect the privacy of patient health information through physical and electronic security measures.

ARRA further expands the coverage of HIPAA by, among other things, extending the privacy and security provisions, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state attorneys general to bring enforcement actions and increasing penalties for violations.

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

Employees

As of December 31, 2009, we had approximately 2,800 employees. Our employee base is multicultural and reflects the diverse Medicaid and Medicare membership we serve. We believe we have good relations with our employees. None of our employees is represented by a union.

Item X: Executive Officers of the Registrant

J. Mario Molina, M.D., 51, has served as President and Chief Executive Officer since succeeding his father and company founder, Dr. C. David Molina, in 1996. He has also served as Chairman of the Board since 1996. Prior to that, he served as Medical Director from 1991 through 1994 and was Vice President responsible for provider contracting and relations, member services, marketing and quality assurance from 1994 to 1996. He earned an M.D. from the University of Southern California and performed his medical internship and residency at the Johns Hopkins Hospital. Dr. Molina is the brother of John C. Molina.

John C. Molina, J.D., 45, has served in the role of Chief Financial Officer since 1995. He also has served as a director since 1994. Mr. Molina has been employed by us for over 30 years in a variety of positions. Mr. Molina is a past president of the California Association of Primary Care Case Management Plans. He earned a Juris Doctorate from the University of Southern California School of Law. Mr. Molina is the brother of J. Mario Molina, M.D.

Mark L. Andrews, Esq., 52, has served as Chief Legal Officer and General Counsel since 1998. He also has served as a member of the Executive Committee of our company since 1998. Before joining our company, Mr. Andrews was a partner at Wilke, Fleury, Hoffelt, Gould & Birney of Sacramento, California, where he chaired that firm’s health care and employment law departments and represented Molina as outside counsel from 1994 through 1997. Mr. Andrews holds a Juris Doctorate degree from Hastings College of the Law.

Terry P. Bayer, 59, has served as our Chief Operating Officer since November 2005. She had formerly served as our Executive Vice President, Health Plan Operations since January 2005. Ms. Bayer has 26 years of health care management experience, including staff model clinic administration, provider contracting, managed care operations, disease management, and home care. Prior to joining us, her professional experience included regional responsibility at FHP, Inc. and multi-state responsibility as Regional Vice-President at Maxicare; Partners National Health Plan, a joint venture of Aetna Life Insurance Company and Voluntary Hospital Association (VHA); and Lincoln National. She has also served as Executive Vice President of Managed Care at Matria Healthcare, President and Chief Operating Officer of Praxis Clinical Services, and as Western Division President of AccentCare. She holds a Juris Doctorate from Stanford University, a Master’s degree in Public Health from the University of California, Berkeley, and a Bachelor’s degree in Communications from Northwestern University.

James W. Howatt, 63, has served as our Chief Medical Officer since May 2008. Dr. Howatt formerly served as the chief medical officer of Molina Healthcare of Washington. Prior to joining Molina Healthcare in February 2006, Dr. Howatt was Western Regional Medical Director for Humana, where he was responsible for the coordination and oversight of quality, utilization management, credentialing, and accreditation for Humana’s activities west of Kansas City. Previously, he was Vice President and CMO of Humana Arizona, where he was responsible for leading a variety of medical management functions and worked closely with the company’s sales division to develop customer-focused benefit structures. Dr. Howatt also served as CMO for Humana TRICARE, where he oversaw a $2.5 billion health care operation that served three million beneficiaries and comprised a professional network of 40,000 providers, 800 institutions, and 13 medical directors. Dr. Howatt received B.S. and M.D. degrees from the University of California, San Francisco, and also holds a Master of Business Administration degree with an emphasis in Health Management from the University of Phoenix. He interned and completed his residency program in family practice at Ventura County Hospital in Ventura, California. Dr. Howatt is a board-certified family physician and a member of the American College of Managed Care Medicine.

Item 1A:	Risk Factors

RISK FACTORS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

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

Risks Related to our Health Plan Business

State and federal budget deficits may result in Medicaid, CHIP, or Medicare funding cuts or changes in member eligibility thresholds or criteria which could compress our profit margins.

With the exception of the relatively small portion of our revenues which come from Medicare, nearly all of our premium revenues come from the joint federal and state funding of the Medicaid and CHIP programs. Due to high unemployment levels, Medicaid enrollment levels and Medicaid costs are continuing to increase at the same time that state budgets are suffering from unprecedented deficits. In June 2009, 46.9 million members were enrolled in the Medicaid program throughout the nation, nearly 3.3 million more than in June 2008, representing the largest one-year increase since the inception of the Medicaid program. Because governmental health care programs account for such a large portion of state budgets, efforts to contain overall government spending and to achieve a balanced budget often result in significant political pressure being directed at the funding for these health care programs. The National Association of State Medicaid Directors estimates that state budget shortfalls in the coming fiscal year, which begins in July in most states, will total $140 billion. Because Medicaid is one of the largest expenditures in every state budget, and one of the fastest-growing, it will likely be a prime target for cost-containment efforts. Thus, the sufficiency of the funding under our various state contracts, or the rates we expect to be paid during the course of a year, will be in jeopardy during 2010 while the state budget crises persist. All of the states in which we currently operate our health plans are currently facing significant budgetary pressures. Moreover, because Medicaid enrollment often lags behind unemployment, increases in Medicaid enrollment in 2010 could be even greater than it was in 2009, putting even greater pressure on state budgets.

As part of the American Recovery and Reinvestment Act of 2009, or ARRA, the federal government increased the amount of funding for federal Medicaid matching by approximately $87 billion for the period between October 1, 2008 and December 31, 2010. The actual matching percentage is computed from a formula that takes into account the average per capita income for each state relative to the national average, and a state’s unemployment rate. As a result of the passage of this legislation, the share of Medicaid costs that are paid for by the federal government has gone up, and the share of costs that are paid for by the states has gone down. However, in order for states to receive these increased federal matching funds, they must first budget for and actually spend their own state dollars to cover their additional Medicaid and CHIP members. Medicaid spending will therefore be driven by states’ available revenues. State governments may have insufficient funds to fully fund these programs or provide for expanded enrollment. As a result, states may seek to cut or revise health care programs, optional benefits, eligibility criteria and thresholds, or provider rates, causing the funding of one or more of our state contracts to be curtailed or cut off. In addition, the timing of payments we receive may be impacted by state budget shortfalls. In addition, the $87 billion in increased Medicaid funding provided by ARRA will expire as of December 31, 2010, in the middle of many states’ fiscal years. On March 10, 2010, the United States Senate approved legislation which would allocate $25 billion to the extension by six months of the 6.2% increase in the FMAP provided under ARRA. If this legislation is passed by the House and signed into law by President Obama, the increased FMAP paid to the states will continue through June 30, 2011. Unless increased Medicaid funding similar to that provided under ARRA is renewed, the impending loss of this federal funding may cause states to curtail their health care programs or to slash membership in the middle of their fiscal year. Such an action could result in the abrupt loss of a significant number of our enrollees.

Because of their budget deficits, some of the states in which we operate may unexpectedly reduce the rates paid to our health plans or carve out certain elements of their Medicaid benefits, thereby undermining the assumptions used to generate our earnings projections. For instance, effective October 1, 2009, the state of Missouri carved out pharmacy from its Medicaid benefit package, and effective February 1, 2010 the state of Ohio did likewise with its pharmacy benefit. The provision of this benefit by our Missouri and Ohio health plans, respectively, had previously been a significant source of earnings for those health plans. Many states have moved to cut optional benefits in the face of budgetary pressures. There is a risk that cutting such benefits may drive Medicaid patients into expensive emergency rooms, further exacerbating the cost of the Medicaid program to a state. Any unexpected rate cuts or changes in benefit packages could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Our profitability depends on our ability to accurately predict and effectively manage our medical care costs.

Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care cost ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has also varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care cost ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio for 2009 of 86.8% had been one percentage point higher, or 87.8%, our earnings for 2009 would have been $0.18 per diluted share rather than our actual 2009 earnings of $1.19 per diluted share, an 85% reduction in our earnings.

Factors that may affect our medical care costs include the level of utilization of health care services, increases in hospital costs, an increased incidence or acuity of high dollar claims related to catastrophic illnesses or medical conditions such as hemophilia for which we do not have adequate reinsurance coverage, increased maternity costs, payment rates that are not actuarially sound, changes in state eligibility certification methodologies, unexpected patterns in the annual flu season, relatively low levels of hospital and specialty provider competition in certain geographic areas, increases in the cost of pharmaceutical products and services, changes in health care regulations and practices, epidemics, new medical technologies, and other various external factors. Many of these factors are beyond our control and could reduce our ability to accurately predict and effectively manage the costs of providing health care services. This was demonstrated in the third and fourth quarters of 2009, when our medical costs exceeded our previous estimates as a result of much higher utilization due to widespread influenza-related illness across the Company’s health plans, higher medical costs associated with our rapid enrollment growth and the higher costs associated with new members, and higher emergency room costs. The inability to forecast and manage our medical care costs or to establish and maintain a satisfactory medical care cost ratio, either with respect to a particular state health plan or across the consolidated entity, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Our business may be negatively affected by the enactment of health care or health insurance reforms.

In response to escalating health care costs and the large and growing number of uninsured Americans, legislative proposals that would reform the health care system have been advanced by Congress and state legislatures and are currently pending at the federal and state levels. These proposals include policy changes that could fundamentally change the dynamics of the health care industry, such as having the federal government assume a larger role in the health care industry, or effecting a fundamental restructuring of the Medicare or Medicaid programs. These proposals may also affect certain aspects of our business, including our enrollment levels, our required payment of excise or premium taxes, our contracting with providers, provider reimbursement methods and payment rates, coverage determinations, mandated benefits, minimum medical expenditures, claims payment and processing, drug utilization and patient safety efforts, collection, use, disclosure, maintenance, and disposal of individually identifiable health information or personal health records. One proposal for partially financing the cost of health care reform is to assess an excise tax on the revenues of health plans based on their market share. If adopted as proposed, such an excise tax would have a significant impact on our profitability.

We cannot predict if any of these initiatives will ultimately become law, or, if enacted, what their terms or the regulations promulgated pursuant to such laws will be. But their enactment could increase our costs, expose us to expanded liability, and require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our operating results could be adversely affected by such changes even if we correctly predict their occurrence.

A failure to accurately estimate incurred but not reported medical care costs may negatively impact our results of operations.

Because of the time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such “incurred but not paid,” or IBNP medical care costs, are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations, such as with respect to Medicare Advantage or ABD Medicaid members, is impacted by the more limited experience we have had with those populations. Finally, with regard to the new Medicaid and CHIP members we expect to enroll in 2010 through organic growth due primarily to the recession, new members may be disproportionately costly due to high utilization in their first several months of Medicaid or CHIP membership as a result of their previously having been uninsured and therefore not seeking or deferring medical treatment.

The IBNP estimation methods we use and the resulting reserves that we establish are reviewed and updated, and adjustments, if deemed necessary, are reflected in the current period. Given the numerous uncertainties inherent in such estimates, our actual claims liabilities for a particular quarter or other period could differ significantly from the amounts estimated and reserved for that quarter or period. Our actual claims liabilities have varied and will continue to vary from our estimates, particularly in times of significant changes in utilization, medical cost trends, and populations and markets served.

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

If our government contracts are not renewed or are terminated, or if the responsive bids of our health plans for new Medicaid contracts are not successful, our premium revenues could be materially reduced and our operating results could be negatively impacted.

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

To provide liquidity, we have a $200 million senior secured credit facility that matures in May 2012. As of December 31, 2009, we had no outstanding indebtedness under our credit facility. Our credit facility imposes numerous restrictions and covenants, including prescribed consolidated leverage and fixed charge coverage ratios, net worth requirements, and acquisition limitations that restrict our financial and operating flexibility, including our ability to make certain acquisitions above specified values and declare dividends without lender approval. As a result of the restrictions and covenants imposed under our credit facility, our growth strategy may be negatively impacted by our inability to act with complete flexibility, or our inability to use our credit facility in the manner intended. If we are in default at a time when funds under the credit facility are required to finance an acquisition, or if a proposed acquisition does not satisfy the pro forma financial requirements under our credit facility, we may be unable to use the credit facility in the manner intended, and our operations, liquidity, and capital resources could be materially adversely affected.

Adverse equity and credit market conditions may have a material adverse affect on our liquidity or our ability to obtain financing on acceptable terms.

The securities and credit markets have been experiencing significant volatility and disruption over the past eighteen months. The availability of credit from virtually all types of lenders has been significantly affected. Such conditions may persist throughout 2010. In the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, fund net worth requirements, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant.

Our access to additional financing will depend on a variety of factors such as prevailing economic and equity and credit market conditions, the general availability of credit, our credit ratings and credit capacity, and perceptions of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case we may not be able to successfully obtain additional financing on favorable terms or at all.

We derive our premium revenues from a relatively small number of state health plans.

We currently derive our premium revenues from nine state health plans. If we were unable to continue to operate in any of those nine states, or if our current operations in any portion of the states we are in were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly depending on an abrupt loss of membership, significant rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or an unexpected increase in utilization, general economic conditions, and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, cash flows, or results of operations.

Portions of our premium revenue are subject to accounting estimates or retroactive adjustment.

Certain elements of the premium revenue earned by our Florida, New Mexico, Ohio, Texas, and Utah health plans, and by our Medicare Advantage plans, are subject to accounting estimates. Such estimates may subsequently prove to be inaccurate or may require adjustment based upon factual developments. If our accounting estimates with respect to our anticipated premiums are inaccurate or previously recognized premiums require retroactive adjustment, the change in our revenues could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Minimum medical cost floors could limit our profitability.

Our New Mexico health plan is subject to a minimum medical expense level as a percentage of the premium revenue it receives. Our Florida health plan is subject to minimum behavioral health expense levels as a percentage of its behavioral health premium revenues. In both states, premium revenue recoupment may occur if these levels are not met. In addition, our Ohio health plan is subject to certain limits on its administrative costs, and our Texas health plan is required to pay an experience rebate to the state of Texas in the event its profits exceed certain established levels. Other states may adopt similar medical cost floors. For instance, a proposal has been made in the state of Washington to establish a minimum medical cost floor of 86% of premiums received. These regulatory requirements or new requirements could limit our ability to increase or maintain our overall profits as a percentage of revenues. Moreover, state governments may disagree with our interpretation or application of the contract provisions governing these medical cost floor requirements, which could result in our having to adjust the amount of our obligations under these provisions. Any changes to the terms of these provisions, or the adoption of new or similar provisions, could adversely affect our business, financial condition, cash flows, or results of operations.

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

Even if we are successful in establishing a profitable health plan in a new state, increasing membership, revenues, and medical costs will trigger increased mandated net worth requirements which could substantially exceed the net income generated by the health plan. Rapid growth in an existing state will also create increased net worth requirements. In such circumstances we may not be able to fund on a timely basis or at all the increased net worth requirements with our available cash resources. The expenses associated with starting up a health plan in a new state or expanding a health plan in an existing state could have an adverse impact on our business, financial condition, cash flows, or results of operations.

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

In order to close on the acquisition of the HIM business, the parties must first obtain regulatory approvals from each of the states of West Virginia, Louisiana, New Jersey, Idaho, Maine, and Florida, as well as various consents to assignment of contract by various vendors. In addition, the parties must also satisfy numerous other conditions to closing. There can be no assurances that the parties will be successful in obtaining the necessary state approvals or contract assignments. In the event the parties are unable to satisfy all of the closing conditions, the Company may be unable to close on its acquisition of the HIM business.

Ineffective management of our growth may negatively affect our business, financial condition, or results of operations.

Depending on acquisitions and other opportunities, we expect to continue to grow our membership and to expand into other markets. In fiscal year 2006, we had total premium revenue of $2.0 billion. In fiscal year 2009, we had total premium revenue of $3.7 billion, an increase of 84% over a four-year span. Continued rapid growth could place a significant strain on our management and on other Company resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train, and retain skilled employees, and our ability to implement and improve operational, financial, and management information systems on a timely basis. If we are unable to manage our growth effectively, our financial condition and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

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

Our business depends on our information and medical management systems, and our inability to effectively integrate, manage, and keep secure our information and medical management systems, could disrupt our operations.

Our business is dependent on effective and secure information systems that assist us in, among other things, processing provider claims, monitoring utilization and other cost factors, supporting our medical management techniques, and providing data to our regulators. Our providers also depend upon our information systems for membership verifications, claims status, and other information. If we experience a reduction in the performance, reliability, or availability of our information and medical management systems, our operations, ability to pay claims, and ability to produce timely and accurate reports could be adversely affected. In addition, if the licensor or vendor of any software which is integral to our operations were to become insolvent or otherwise fail to support the software sufficiently, our operations could be negatively affected.

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

Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in compromises or breaches of our security systems and member data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in services or operations. The internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations, or make our systems inaccessible to our members, providers, or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations would be negatively impacted by cancellation of contracts and loss of members if security breaches are not prevented.

Because our corporate headquarters are located in Southern California, our business operations may be significantly disrupted as a result of a major earthquake.

Our corporate headquarters is located in Long Beach, California. In addition, the claims of our health plans are also processed in Long Beach. Southern California is exposed to a statistically greater risk of a major earthquake than most other parts of the country. If a major earthquake were to strike the Los Angeles and Long Beach area, our corporate functions and claims processing could be significantly impaired for a substantial period of time. Although we have established a disaster recovery and business resumption plan with back-up operating sites to be deployed in the case of such a major disruptive event, there can be no assurances that the disaster recovery plan will be successful or that the business operations of all our health plans, including those that are remote from any such event, would not be substantially impacted by a major Southern California earthquake.

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

The Medicaid program generally pays doctors and hospitals at levels well below those of Medicare and private insurance. Large numbers of doctors, therefore, do not accept Medicaid patients. In the face of fiscal pressures, some states may reduce rates paid to providers, which may further discourage participation in the Medicaid program.

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

The insolvency of a delegated provider could obligate us to pay their referral claims which could have an adverse effect on our business, cash flows, or results of operations.

Circumstances may arise where providers to whom we have delegated risk, due to insolvency or other circumstances, are unable to pay claims they have incurred with third parties in connection with referral services provided to our members. The inability of delegated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures may force us to pay such claims even when we have no legal obligation to do so. To reduce the risk that delegated providers are unable to pay referral claims, we monitor the operational and financial performance of such providers. We also maintain contingency plans that include transferring members to other providers in response to potential network instability. In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These funds are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. However, there can be no assurances that these precautionary steps will fully protect us against the insolvency of a delegated provider. Liabilities incurred or losses suffered as a result of provider insolvency could have an adverse effect on our business, financial condition, cash flows, or results of operations.

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

We are subject to a variety of legal actions, including medical malpractice actions, provider disputes, employment related disputes, and breach of contract actions. In the event we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. In addition, our providers involved in medical care decisions are exposed to the risk of medical malpractice claims. Providers at the 17 primary care clinics we operate in California are employees of our California health plan. As a direct employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our California plan is subject to liability for negligent acts, omissions, or injuries occurring at one of its clinics or caused by one of its employees. We maintain medical malpractice insurance for our clinics in the amount of $1 million per occurrence, and an annual aggregate limit of $3 million, errors and omissions insurance in the amount of $15 million per occurrence and in aggregate for each policy year, and such other lines of coverage as we believe are reasonable in light of our experience to date. However, given the significant amount of some medical malpractice awards and settlements, this insurance may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us were unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

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

We operate in a highly competitive environment and in an industry that is subject to ongoing changes from business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations. We compete for members principally on the basis of size, location, and quality of provider network, benefits supplied, quality of service, and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by the financial resources available to a health plan. Many other organizations with which we compete, including large commercial plans, have substantially greater financial and other resources than we do. For these reasons, we may be unable to grow our membership, or may lose members to other health plans.

If state regulators do not approve payments of dividends and distributions by our subsidiaries, it may negatively affect our business strategy.

We are a corporate parent holding company and hold most of our assets at, and conduct most of our operations through direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. Our other health plans must give thirty days advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. The aggregate amounts our health plan subsidiaries could have paid us at December 31, 2009, 2008, and 2007 without approval of the regulatory authorities were approximately $9.0 million, $7.6 million, and $18.7 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments under our credit facility and/or our senior convertible notes.

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

Since our initial public offering in July 2003, the sales price of our common stock has ranged from a low of $16.12 to a high of $53.23. A number of factors will continue to influence the market price of our common stock, including:

•	state and federal budget pressures,

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts,

•	announcements relating to our business or the business of our competitors,

•	changes in government payment levels,

•	adverse publicity regarding health maintenance organizations and other managed care organizations,

•	government action regarding member eligibility,

•	changes in state mandatory programs,

•	conditions generally affecting the managed care industry or our provider networks,

•	the success of our operating or acquisition strategy, including our acquisition of the HIM business of Unisys Corporation,

•	the operating and stock price performance of other comparable companies in the health care industry,

•	the termination of our Medicaid or CHIP contracts with state or county agencies, or subcontracts with other Medicaid managed care organizations that contract with such state or county agencies,

•	regulatory or legislative change, and

•	general economic conditions, including unemployment rates, inflation, and interest rates.

Our stock may not trade at the same levels as the stock of other health care companies or the market in general. Also, if the trading market for our stock does not continue to develop, securities analysts may not maintain or initiate research coverage of our Company and our shares, and this could depress the market for our shares.

Members of the Molina family own a majority of our capital stock, decreasing the influence of other stockholders on stockholder decisions.

Members of the Molina family, either directly or as trustees or beneficiaries of Molina family trusts, in the aggregate own or are entitled to receive upon certain events approximately 57% of our capital stock. Our president and chief executive officer, as well as our chief financial officer, are members of the Molina family, and they are also on our board of directors. Because of the amount of their shareholdings, Molina family members, if they were to act as a group with the trustees of their family trusts, have the ability to significantly influence all matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, and any merger, consolidation, or sale of our Company. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of share ownership in the Molina family could delay or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of the Molina family may be different from those of our company or our other stockholders, and they may vote their common stock in a manner that is contrary to the vote of our other stockholders.

It may be difficult for a third party to acquire our Company, which could inhibit stockholders from realizing a premium on their stock price.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These provisions may prohibit stockholders owning 15% or more of our outstanding voting stock from merging or combining with us. In addition, any change in control of our state health plans would require the approvals of the applicable insurance regulator in each state in which we operate.

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

As of December 31, 2009, our investments in auction rate securities included amounts designated as available-for-sale securities totaling $26.9 million par value (fair value of $23.0 million). As a result of the changes in fair value of auction rate securities designated as available-for-sale, we recorded unrealized gains of $0.8 million ($0.5 million, net of tax) to accumulated other comprehensive income for the year ended December 31, 2009, and we recorded unrealized losses of $7.6 million ($4.7 million, net of tax) to other comprehensive loss for the year ended December 31, 2008. We deem the cumulative unrealized losses on these securities to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost. However, if we were to sell these investments before recovery of their cost, we would be required to record a charge to earnings for any accumulated losses, which would impact our earnings for the quarter in which such event occurred.

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

Another flu epidemic in 2010 or other kind of epidemic in one or more of the states in which we operate a health plan could significantly increase utilization rates and medical costs.

Our results during 2009 were significantly impacted by the widespread incidence of the H1N1 flu in the states in which we operate our health plans. The recurrence in 2010 of the H1N1 flu, another variant of the flu, or the outbreak and rapid spread of any other highly contagious and potentially virulent disease, could increase the utilization rates among our members, resulting in significantly increased outpatient, inpatient, emergency room, and pharmacy costs.

An unauthorized disclosure of sensitive or confidential member information could have an adverse effect on our business.

As part of our normal operations, we collect, process, and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act. The American Recovery and Reinvestment Act of 2009 further expands the coverage of HIPAA by, among other things, extending the privacy and security provisions, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions and increasing penalties for violations. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, whether by us or a third party, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States. Our effective tax rate could be adversely affected by changes in the mix of earnings in states with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in U.S. tax laws and regulations, and changes in our interpretations of tax laws, including pending tax law changes. In addition, we are subject to the routine examination of our income tax returns by the Internal Revenue Service and other local and state tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our estimated income tax liabilities. Adverse outcomes from tax examinations, or the accounting reversal of any tax benefits or revenue previously recognized by the Company, could have an adverse effect on our provision for income taxes, estimated income tax liabilities, or results of operations.

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

Risks Related to the Operation of the Health Information Management Business

The following risk factors are contingent upon the successful closing of our acquisition of the HIM business of Unisys Corporation, which is expected to close in the first half of 2010. We intend to operate the HIM business under the name, Molina Medicaid Solutions.

We have not previously operated a health information management business.

Our Company and senior management personnel have not previously operated a health information management business such as the HIM business, and there may be various aspects of the business with which we are unfamiliar. Although we expect most of the existing HIM business personnel to join our Company to continue to operate the HIM business, our lack of familiarity with the day-to-day operational issues of the HIM business, as well as our lack of experience in responding to requests for proposal to secure new HIM or MMIS business, may negatively impact the growth, future prospects, and the overall profitability of the HIM business.

We may have difficulty integrating the HIM business and its operations.

In connection with the acquisition of the HIM business, we are hiring approximately 900 new employees. These employees were not previously familiar with our operations or our corporate culture. In addition, to operate the HIM business, we will be required to develop new internal controls, accounting policies, accounting infrastructure, regulatory schemes, compliance requirements, and disclosure controls. Our inability to effectively integrate the new HIM business could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

We may be unable to retain or renew the state government contracts of the HIM business on terms consistent with our expectations or at all.

The HIM business currently has management contracts in only six states. If, after the closing, we were unable to continue to operate in any of those six states, or if the HIM business’ current operations in any of those six states were significantly curtailed, the revenues and cash flows of the HIM business could decrease materially, and as a result our profitability would be negatively impacted.

If we have underestimated the operating cost and capital outlay projections for the HIM business, our profitability could be adversely affected.

In negotiating the purchase price for the HIM business, we estimated the operating costs and capital outlays required to operate the business as a Molina entity. In the event we have underestimated the costs associated with the HIM business, the profitability of that business may be significantly less than expected.

Because of the complexity and duration of the services and systems required to be delivered under the government contracts of the HIM business, there are substantial risks associated with full performance under the contracts.

The state contracts of the HIM business typically require significant investment in the early stages that is expected to be recovered through billings over the life of the contracts. These contracts involve the construction of new computer systems and communications networks and the development and deployment of complex technologies. Substantial performance risk exists under each contract. Some or all elements of service delivery under these contracts are dependent upon successful completion of the design, development, construction, and implementation phases. Any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our overall business, financial conditions, cash flows, or results of operations.

If we fail to comply with our state government contracts or government contracting regulations, our business may be adversely affected.

The contracts of the HIM business with state government customers may include unique and specialized performance requirements. In particular, contracts with state government customers are subject to various procurement regulations, contract provisions, and other requirements relating to their formation, administration, and performance. Any failure to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of the contracts, forfeiture of profits, suspension of payments and the imposition of fines, and suspension from future government contracting. Further, any negative publicity related to the HIM business’ state government contracts or any proceedings surrounding them may damage our business by affecting our ability to compete for new contracts. The termination of a state government contract, our suspension from government work, or any negative impact on our ability to compete for new contracts, could have an adverse effect on our business, financial conditions, cash flows, or results of operations.

System security risks and systems integration issues that disrupt our internal operations or information technology services provided to customers could adversely affect our financial results or damage our reputation.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service, and loss of existing or potential government customers.

The HIM business routinely processes, stores, and transmits large amounts of data for our clients, including sensitive and personally identifiable information. Breaches of our security measures could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us and damage to our brand and reputation. Accordingly, we could lose existing or potential government customers for outsourcing services or other information technology solutions or incur significant expenses in connection with our customers’ system failures or any actual or perceived security vulnerabilities in our products. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Portions of our information technology infrastructure also may experience interruptions, delays, or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive, and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins, or lost government customers resulting from these disruptions could adversely affect our financial results, reputation, and stock price.

Item 1B:	Unresolved Staff Comments

There are no unresolved comments from the staff of the Securities and Exchange Commission which were received more than 180 days before the end of our 2009 fiscal year.

Item 2:	Properties

We lease a total of 51 facilities, including our corporate headquarters at 200 Oceangate in Long Beach, California. We own a 32,000 square-foot office building in Long Beach, California, our 26,000 square-foot data center in Albuquerque, New Mexico, and one of the community clinics in Pomona, California. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

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

Item 4:	Reserved

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” The high and low sales prices of our common stock for specified periods are set forth below:

Date Range	High	Low

2009
First Quarter	$22.74	$16.22
Second Quarter	$25.75	$18.11
Third Quarter	$25.05	$19.36
Fourth Quarter	$23.49	$17.05
2008
First Quarter	$44.94	$23.46
Second Quarter	$30.50	$22.68
Third Quarter	$42.61	$24.08
Fourth Quarter	$32.45	$16.12

As of March 5, 2010, there were 116 holders of record of our common stock. We did not declare or pay any dividends in 2009, 2008, or 2007. While we have in the past and may again in the future use our cash to repurchase our securities, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

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

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2009)

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	650,739(1)	$30.25	3,801,382(2)

(1)	Options to purchase shares of our common stock issued under the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. Further grants under the 2000 Omnibus Stock and Incentive Plan have been suspended.

(2)	Includes only shares remaining available to issue under the 2002 Equity Incentive Plan (the “2002 Incentive Plan”) and the 2002 Employee Stock Purchase Plan (the “ESPP”). The 2002 Incentive Plan initially allowed for the issuance of 1.6 million shares of common stock. Beginning January 1, 2004, shares available for issuance under the 2002 Incentive Plan automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis, unless the board of directors affirmatively acts to nullify the automatic increase. The 400,000 share increase on January 1, 2010 increased the total number of shares reserved for issuance under the 2002 Incentive Plan to 4,400,000 shares. The ESPP initially allowed for the issuance of 600,000 shares of common stock. Beginning December 31, 2003, and each year until the 2.2 million maximum aggregate number of shares reserved for issuance was reached on December 31, 2008, shares reserved for issuance under the ESPP automatically increased by 1% of total outstanding capital stock.

STOCK PERFORMANCE GRAPH

The following discussion shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a filing.

The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the five-year period from December 31, 2004 to December 31, 2009. The graph assumes an initial investment of $100 in Molina Healthcare, Inc. common stock and in each of the indices.

The peer group index consists of Amerigroup Corporation (AGP), Centene Corporation (CNC), Coventry Health Care, Inc. (CVH), Health Net, Inc. (HNT), Humana, Inc. (HUM), UnitedHealth Group Incorporated (UNH), and WellPoint, Inc. (WLP).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Molina Healthcare, Inc, The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data (other than the data under the caption “Operating Statistics”) for the five years ended December 31, 2009 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollars are in thousands, except per share data. The data under the caption “Operating Statistics” has not been audited.

	Year Ended December 31,
	2009	2008(1)	2007(1)(2)	2006(3)	2005

Statements of Income Data:
Revenue:
Premium revenue	$3,660,207	$3,091,240	$2,462,369	$1,985,109	$1,639,884
Investment income	9,149	21,126	30,085	19,886	10,174

Total revenue	3,669,356	3,112,366	2,492,454	2,004,995	1,650,058
Expenses:
Medical care costs	3,176,236	2,621,312	2,080,083	1,678,652	1,424,872
General and administrative expenses	399,149	344,761	285,295	229,057	163,342
Loss contract charge	—	—	—	—	939
Impairment charge on purchased software(4)	—	—	782	—	—
Depreciation and amortization	38,110	33,688	27,967	21,475	15,125

Total expenses	3,613,495	2,999,761	2,394,127	1,929,184	1,604,278

Gain on purchase of convertible senior notes	1,532	—	—	—	—

Operating income	57,393	112,605	98,327	75,811	45,780
Interest expense	(13,777)	(13,231)	(5,605)	(2,353)	(1,929)

Income before income taxes	43,616	99,374	92,722	73,458	43,851
Provision for income taxes	12,748	39,776	34,996	27,731	16,255

Net income	$30,868	$59,598	$57,726	$45,727	$27,596

Net income per share:
Basic	$1.19	$2.15	$2.04	$1.64	$1.00

Diluted	$1.19	$2.15	$2.03	$1.62	$0.98

Weighted average number of common shares outstanding	25,843,000	27,676,000	28,275,000	27,966,000	27,711,000

Weighted average number of common shares and potential dilutive common shares outstanding	25,984,000	27,772,000	28,419,000	28,164,000	28,023,000

Operating Statistics:
Medical care ratio(5)	86.8%	84.8%	84.5%	84.6%	86.9%
General and administrative expense ratio(6)	10.9%	11.1%	11.5%	11.4%	9.9%
General and administrative expense ratio, excluding premium taxes	7.5%	8.0%	8.2%	8.4%	7.1%
Members(7)	1,455,000	1,256,000	1,149,000	1,077,000	893,000

	As of December 31,
	2009	2008(1)	2007(1),(2)	2006(3)	2005

Balance Sheet Data:
Cash and cash equivalents	$469,501	$387,162	$459,064	$403,650	$249,203
Total assets	1,245,235	1,148,068	1,170,016	864,475	659,927
Long-term debt (including current maturities)	158,900	164,873	160,166	45,000	—
Total liabilities	702,497	616,306	655,640	444,309	297,077
Stockholders’ equity	542,738	531,762	514,376	420,166	362,850

(1)	The consolidated balance sheet and operating results have been recast to reflect the adoption of FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. The cumulative adjustments to reduce retained earnings were $3.4 million as of January 1, 2009, and $604,000 as of January 1, 2008. Additionally, interest expense increased $4.5 million for the year ended December 31, 2008, and $1.0 million for the year ended December 31, 2007.

(2)	The balance sheet and operating results of the Mercy CarePlus acquisition, relating to our Missouri health plan, have been included since November 1, 2007, the effective date of the acquisition.

(3)	The balance sheet and operating results of the Cape Health Plan acquisition, relating to our Michigan health plan, have been included since May 15, 2006, the effective date of the acquisition.

(4)	Amount represents an impairment charge related to commercial software no longer used for operations.

(5)	Medical care ratio represents medical care costs as a percentage of premium revenue. The medical care ratio is a key operating indicator used to measure our performance in delivering efficient and cost effective health care services. Changes in the medical care ratio from period to period result from changes in Medicaid funding by the states, our ability to effectively manage costs, and changes in accounting estimates related to incurred but not reported claims. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(6)	General and administrative expense ratio represents such expenses as a percentage of total revenue.

(7)	Number of members at end of period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Adoption of Convertible Debt Accounting

Our 2008 and 2007 consolidated financial statements have been recast to reflect the adoption of FASB Accounting Standards Codification (ASC) 470-20, Debt with Conversion and Other Options. This resulted in additional interest expense of $4.5 million ($0.10 per diluted share) for the year ended December 31, 2008, and $1.0 million ($0.02 per diluted share) for the year ended December 31, 2007.

Overview

Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid, Medicare, and other government-sponsored programs for low-income families and individuals. We conduct our business primarily through licensed health plans in the states of California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. Effective December 31, 2009, we terminated operations at our small Medicare health plan in Nevada. The health plans are locally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.

On January 18, 2010, we entered into a definitive agreement to acquire the Health Information Management, or HIM, business of Unisys Corporation. The HIM business provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS, a core tool used to support the administration of state Medicaid and other health care entitlement programs. The HIM business currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program. The acquisition is expected to close in the first half of 2010. We intend to operate the HIM business under the name, Molina Medicaid Solutions.

Our financial performance for 2009, 2008, and 2007 is briefly summarized below (dollars in thousands, except per-share data):

	Year Ended December 31,
	2009	2008	2007

Earnings per diluted share	$1.19	$2.15	$2.03
Premium revenue	$3,660,207	$3,091,240	$2,462,369
Operating income	$57,393	$112,605	$98,327
Net income	$30,868	$59,598	$57,726
Medical care ratio	86.8%	84.8%	84.5%
G&A expenses as a percentage of total revenue	10.9%	11.1%	11.5%
Total ending membership	1,455,000	1,256,000	1,149,000

Revenue

Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the year ended December 31, 2009, we received approximately 92% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for CHIP members of the are generally among our lowest, with rates as low as approximately $75 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the TANF Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $100 in California to over $240 in Ohio. Among our Medicaid ABD membership, PMPM premiums range from approximately $320 in Utah to over $1,000 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare premiums are almost $1,200 PMPM, with Medicare revenue totaling $135.9 million, $95.1 million, and $49.3 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

For the year ended December 31, 2009, we received approximately 5% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in California (effective October 1, 2009), Michigan, Missouri, Ohio, Texas, Utah (effective September 1, 2009), and Washington. Such payments are recognized as revenue in the month the birth occurs. Approximately 2.5% of our premium revenue for the year ended December 31, 2009 was realized under a Medicaid cost-plus reimbursement agreement with the state of Utah that ended effective August 31, 2009. Effective September 1, 2009, the Utah health plan’s contract with the state of Utah became a prepaid capitation contract, under which the plan is now paid a fixed PMPM amount, as in the other states in which we operate.

Certain components of premium revenue are subject to accounting estimates. Chief among these are:

•	Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health. A portion of premium revenue paid to our Florida health plan by the state of Florida may be refunded to the state if certain minimum amounts are not spent on defined behavioral health care costs. At December 31, 2009, we had not recorded any liability under the terms of this contract provision. If the state of Florida disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of this provision, including revisions to the definitions of premium revenue or behavioral health care costs, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our Florida health plan.

•	New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premium revenue paid to our New Mexico health plan by the state of New Mexico may be refunded to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Our contract is for a three-year period, and the medical cost floor is based on premiums and medical care costs over the entire contract period. Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At December 31, 2009, we had not recorded any liability under the terms of these contract provisions. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our New Mexico health plan.

•	New Mexico Health Plan At-Risk Premium Revenue: Under our contract with the state of New Mexico, up to 1% of our New Mexico health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care and administrative measures dictated by the state. Through December 31, 2009, our New Mexico health plan had received $3.6 million in at-risk revenue for state fiscal year 2009 and the first half of state fiscal year 2010 combined. We have recognized $2.2 million of that amount as revenue through December 31, 2009, and recorded a liability of approximately $1.4 million for the remainder.

•	Ohio Health Plan At-Risk Premium Revenue: Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care measures dictated by the state. Through December 31, 2009, our Ohio health plan had received $8.8 million in at-risk revenue for state fiscal year 2009 and the first half of state fiscal year 2010 combined. We have recognized $7.5 million of that amount as revenue through December 31, 2009 and recorded a liability of approximately $1.3 million for the remainder.

•	Utah Health Plan Premium Revenue: Our Utah health plan may be entitled to receive additional premium revenue from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid. In prior years, we estimated amounts we believed were recoverable under our savings sharing agreement with the state of Utah based on available information and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize from prior years may be subject to negotiation with the state. During 2007, as a result of an ongoing disagreement with the state of Utah, we wrote off the entire receivable, totaling $4.7 million. Our Utah health plan continues to assert its claim to the amounts believed to be due under the savings share agreement. When additional information is known, or resolution is reached with the state regarding the appropriate savings sharing payment amount for prior years, we will adjust the amount of savings sharing revenue recorded in our financial statements as appropriate in light of such new information or agreement. No receivables for saving sharing revenue have been established at December 31, 2009 and 2008.

•	Texas Health Plan Premium Revenue: The contract entered into between our Texas health plan and the state of Texas includes a profit-sharing agreement, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As of December 31, 2009, we had an aggregate liability of approximately $2.0 million accrued pursuant to our profit-sharing agreement with the state of Texas for the 2009 and 2010 contract years (ending August 31 of each year). During 2009, we paid the state of Texas $4.9 million relating to the 2008 and 2009 contract years, and the 2008 contract year is now closed. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimates.

•	Texas Health Plan At-Risk Premium Revenue: Under our contract with the state of Texas, up to 1% of our Texas health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care measures dictated by the state. Through December 31, 2009, our Texas health plan had received $1.7 million in at-risk revenue for state fiscal year 2009 and the first half of state fiscal year 2010 combined. We have recognized $1.2 million of that amount as revenue through December 31, 2009, and recorded a liability of approximately $0.5 million for the remainder.

•	Medicare Premium Revenue: Based on member encounter data that we submit to CMS, our Medicare revenue is subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. That analysis is similar to the process for the adjustment of member risk scores, but is further complicated by member pharmacy cost sharing provisions attached to the Medicare pharmacy benefit that do not apply to the services measured by the member risk adjustment process. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. To the extent that the premium revenue ultimately received from CMS differs from recorded amounts, we will adjust reported Medicare revenue. Based upon our knowledge of member health care utilization patterns we have recorded a liability of approximately $0.6 million related to the potential recoupment of Medicare premium revenue at December 31, 2009.

Historically, membership growth has been the primary reason for our increasing annual premium revenues, although more recently our revenues have also grown due to the more care-intensive benefits and related higher premiums associated with our ABD and Medicare members. We have increased our membership through both internal growth and acquisitions. The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	As of December 31,
	2009	2008	2007

Total Ending Membership by Health Plan:
California	351,000	322,000	296,000
Florida(1)	50,000	—	—
Michigan	223,000	206,000	209,000
Missouri	78,000	77,000	68,000
New Mexico	94,000	84,000	73,000
Ohio	216,000	176,000	136,000
Texas	40,000	31,000	29,000
Utah	69,000	61,000	55,000
Washington	334,000	299,000	283,000

Total	1,455,000	1,256,000	1,149,000

Total Ending Membership by State for our Medicare Advantage Special Needs Plans:
California	2,100	1,500	1,100
Michigan	3,300	1,700	1,100
New Mexico	400	300	—
Texas	500	400	—
Utah	4,000	2,400	1,900
Washington	1,300	1,000	500

Total	11,600	7,300	4,600

Total Ending Membership by State for our Aged, Blind or Disabled (“ABD”) Population:
California	13,900	12,700	11,800
Florida(1)	8,800	—	—
Michigan	32,200	30,300	31,400
New Mexico	5,700	6,300	6,800
Ohio	22,600	19,000	14,900
Texas	17,600	16,200	16,000
Utah	7,500	7,300	6,800
Washington	3,200	3,000	2,800

Total	111,500	94,800	90,500

(1)	The Florida health plan began enrolling members in December 2008.

The following table provides details of member months (defined as the aggregation of each month’s membership for the period) by state for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Total Member Months by Health Plan:
California	4,135,000	3,721,000	3,500,000
Florida(1)	386,000	—	—
Michigan	2,523,000	2,526,000	2,597,000
Missouri	927,000	910,000	136,000
New Mexico	1,042,000	970,000	803,000
Ohio	2,411,000	1,998,000	1,567,000
Texas	402,000	348,000	335,000
Utah	793,000	659,000	593,000
Washington	3,847,000	3,514,000	3,419,000

Total	16,466,000	14,646,000	12,950,000

(1)	The Florida health plan began enrolling members in December 2008.

Expenses

Our operating expenses include expenses related to the provision of medical care services and general and administrative, or G&A, expenses. Our results of operations are impacted by our ability to effectively manage expenses related to health care services and to accurately estimate costs incurred. Expenses related to medical care services are captured in the following four categories:

•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with the providers. We pay hospitals on a fee-for-service basis in a variety of ways, including by per diem amounts, by diagnostic-related groups, or DRGs, as a percentage of billed charges, and by case rates. We also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract; under certain circumstances, we pay escalated charges in connection with these stop-loss agreements. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance costs, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2009, 2008 and 2007, medically related administrative costs were approximately $74.6 million, $75.9 million and $65.4 million, respectively.

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Year Ended December 31,
	2009			2008			2007
			% of			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total	Amount	PMPM	Total

Fee-for-service	$2,077,489	$126.14	65.4%	$1,709,806	$116.69	65.2%	$1,343,911	$103.77	64.6%
Capitation	558,538	33.91	17.6	450,440	30.74	17.2	375,206	28.97	18.0
Pharmacy	414,785	25.18	13.1	356,184	24.31	13.6	270,363	20.88	13.0
Other	125,424	7.62	3.9	104,882	7.16	4.0	90,603	7.00	4.4

Total	$3,176,236	$192.85	100.0%	$2,621,312	$178.90	100.0%	$2,080,083	$160.62	100.0%

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

	December 31,
	2009	2008

Fee-for-service claims incurred but not paid (IBNP)	$246,508	$236,492
Capitation payable	39,995	28,111
Pharmacy	20,609	18,837
Other	9,404	9,002

Total	$316,516	$292,442

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

	Year Ended December 31,
	2009	2008	2007

Premium revenue	99.8%	99.3%	98.8%
Investment income	0.2	0.7	1.2

Total revenue	100.0%	100.0%	100.0%

Medical care ratio	86.8%	84.8%	84.5%

General and administrative expense ratio, excluding premium taxes	7.5%	8.0%	8.2%
Premium taxes included in general and administrative expenses	3.4	3.1	3.3

Total general and administrative expense ratio	10.9%	11.1%	11.5%

Depreciation and amortization expense ratio	1.0%	1.1%	1.1%
Effective tax rate	29.2%	40.0%	37.7%
Operating income	1.6%	3.6%	3.9%
Net income	0.8%	1.9%	2.3%

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

The following table summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; other dollar amounts are in thousands):

	Year Ended December 31, 2009
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	$481,717	$116.49	$443,892	$107.34	92.2%	$16,446
Florida(1)	102,232	264.94	95,936	248.62	93.8	16
Michigan	557,421	220.94	454,431	180.12	81.5	31,023
Missouri	230,222	248.25	191,585	206.59	83.2	—
New Mexico(2)	404,026	387.67	346,044	332.03	85.7	11,043
Ohio	803,521	333.33	691,402	286.82	86.1	47,849
Texas	134,860	335.69	110,794	275.78	82.2	2,513
Utah	207,297	261.43	190,319	240.02	91.8	—
Washington	726,137	188.77	613,876	159.58	84.5	14,175
Other(3),(4)	12,774	—	37,957	—	—	57

	$3,660,207	$222.24	$3,176,236	$192.85	86.8%	$123,122

	Year Ended December 31, 2008
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	$417,027	$112.06	$363,776	$97.75	87.2%	$12,503
Florida(1)	—	—	—	—	—	—
Michigan	509,782	201.86	405,683	160.64	79.6	26,710
Missouri	225,280	247.62	184,298	202.58	81.8	—
New Mexico(2)	348,576	359.45	286,004	294.92	82.1	11,713
Ohio	602,826	301.76	549,182	274.91	91.1	30,505
Texas	110,178	316.32	84,324	242.09	76.5	1,995
Utah	155,991	236.75	139,011	210.98	89.1	—
Washington	709,943	202.02	575,085	163.64	81.0	11,668
Other(3),(4)	11,637	—	33,949	—	—	21

	$3,091,240	$210.97	$2,621,312	$178.90	84.8%	$95,115

(1)	The Florida health plan began enrolling members in December 2008.

(2)	The medical care ratio of the New Mexico health plan was 85.7% for the year ended December 31, 2009, up from 82.1% for the same period in 2008. During 2008, the New Mexico health plan had recognized $12.9 million of premium revenue due to the reversal of amounts previously recorded as payable to the state of New Mexico. Absent this revenue adjustment, the New Mexico health plan’s medical care ratio would have been 85.2% for the year ended December 31, 2008.

(3)	As of December 31, 2009, our Nevada health plan no longer served members. Premium revenue and medical care costs for the Nevada health plan have been included in “Other.”

(4)	“Other” medical care costs also include medically related administrative costs at the parent company.

Note: Estimates of utilization and unit costs may not match changes in reported costs due to the impact of shifts in case mix between the periods presented, prior period development, the existence of pass-through contracts in which third parties assume medical risk, and other factors. Additionally, estimates of utilization for the year ended December 31, 2009, exclude the month of December 2009 due to the substantial incompleteness of claims payment data for that month.

Operating results for the year ended December 31, 2009, were most significantly impacted by the following:

•	Higher utilization due to widespread influenza-related illness across the Company’s health plans.

•	Margin compression related to state budget shortfalls.

•	Enrollment growth and the higher costs associated with new members.

•	Higher emergency room costs.

Net Income

For the year ended December 31, 2009, net income decreased to $30.9 million, or $1.19 per diluted share, from $59.6 million, or $2.15 per diluted share, for the year ended December 31, 2008.

Premium Revenue

Premium revenue grew approximately 18% in the year ended December 31, 2009 compared with the same period in 2008. During 2009, membership grew 16% overall, with Florida, California, Washington, and Ohio gaining the most members. Consolidated premium revenue increased 5.3% on a PMPM basis. Increased membership contributed 71% of the growth in premium revenue, and increases in PMPM revenue, as a result of both rate changes and shifts in member mix, contributed the remaining 29%.

We received PMPM premium reductions in 2009 that were in many cases correlated with reductions in the Medicaid fee schedule that also reduced our medical costs. However, PMPM premium reductions in Washington and Missouri in 2009 were not fully commensurate with changes in the Medicaid fee schedule in those states, and thus decreases in premiums were not matched by lower medical costs. In Washington, premium reductions not linked to decreases in the Medicaid fee schedule lowered our medical margin by approximately $13 million in 2009. In Missouri, the retention of the pharmacy benefit by the state effective October 1, 2009 reduced our medical margin by approximately $1.2 million in 2009.

Investment income

Investment income for 2009 decreased $12.0 million to $9.1 million, from $21.1 million earned in 2008. This decline was due to lower interest rates in 2009.

Medical care costs

Medical care costs, in the aggregate, increased 8% on a PMPM basis for the year ended December 31, 2009 compared with the same period in 2008. The medical care ratio was 86.8% for the year ended December 31, 2009, compared with 84.8% for the same period in 2008. Increased expenses were generally the result of higher utilization rather than higher unit costs (except in the case of outpatient costs, where both utilization and unit costs increased) and were most pronounced in connection with physician and outpatient emergency room facility services. Influenza-related illnesses and the costs associated with more recently enrolled members were key factors in the higher utilization. We estimate that the incremental costs associated with influenza-related illnesses were approximately $35 million, or $0.83 per diluted share, in the year ended December 31, 2009 compared with the year ended December 31, 2008.

Physician and outpatient costs exhibited the most significant unfavorable cost trend in the year ended December 31, 2009. Together, these costs increased approximately 13% on a PMPM basis compared with the same period in 2008. Consistent with our experience throughout 2009, emergency room utilization (up approximately 9%) and cost per visit (up approximately 8%) were the primary drivers of increased cost in the year ended December 31, 2009.

Hospitals have billed us for more intensive levels of care than in the same period in 2008 for outpatient emergency room facility services. The billing codes for emergency room level of care — with Level 1 reflecting the least intensive care and Level 5 reflecting the most intensive care — changed significantly in the year ended December 31, 2009, compared with the same period in 2008. Level 1 and Level 2 visits decreased by 9% and 6%, respectively, while Level 3, Level 4, and Level 5 visits increased by 20%, 18%, and 20%, respectively.

Inpatient costs were flat on a PMPM basis year-over-year despite increased utilization.

Pharmacy costs (including the benefit of rebates) increased 6% on a PMPM basis year-over-year, excluding the Missouri health plan, where the pharmacy benefit was retained by the state of Missouri effective October 1, 2009. Pharmacy utilization increased approximately 6% year-over-year, while unit costs (excluding rebates) were flat.

Capitated costs increased approximately 10% PMPM year-over-year, primarily as a result of rate increases received for members capitated on a percentage of premium basis at the New Mexico health plan, and the transition of members into capitated arrangements in California.

General and administrative expenses

General and administrative expenses were $399.1 million, or 10.9% of total revenue, for 2009 compared with $344.8 million, or 11.1% of total revenue, for 2008. Included in G&A expenses were premium taxes totaling $123.1 million in 2009 and $95.1 million in 2008. Premium taxes increased in 2009 due to increased revenues in the states where premium taxes are assessed.

Core G&A expenses, which we define as G&A expenses less premium taxes, were 7.5% of revenue in the year ended December 31, 2009, compared with 8.0% in the same period in 2008. Year-over-year, premium revenue grew faster than administrative costs, causing administrative costs, as a percentage of revenue, to decrease. On a PMPM basis, core G&A decreased to $16.76 for the year ended December 31, 2009, from $17.04 for the same period in 2008.

	Year Ended December 31,
	2009		2008
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
		(In thousands)

Medicare-related administrative costs	$18,857	0.5%	$18,451	0.6%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	205,396	5.6	190,932	6.1
Florida health plan start up expenses	—	—	2,495	0.1
All other administrative expense	51,774	1.4	37,768	1.2

Core G&A expenses	$276,027	7.5%	$249,646	8.0%

Depreciation and Amortization

Depreciation and amortization expense increased $4.4 million for the year ended December 31, 2009 compared with 2008, primarily due to depreciation expense associated with investments in infrastructure. The following table presents the components of depreciation and amortization expense (in thousands):

	Year Ended
	December 31,
	2009	2008

Depreciation expense	$25,172	$20,718
Amortization expense on intangible assets	12,938	12,970

Total depreciation and amortization expense	$38,110	$33,688

Interest Expense

Interest expense for 2009 and 2008 includes non-cash interest expense relating to our convertible senior notes, as a result of the adoption of ASC Subtopic 470-20. The amounts recorded for this non-cash interest expense totaled $4.8 million for the year ended December 31, 2009, and $4.7 million for the same period in 2008.

Income Taxes

Income taxes were recorded at an effective rate of 29.2% for the year ended December 31, 2009 compared with 40.0% for the same period in 2008. The decrease in the effective tax rate was primarily due to discrete tax benefits recognized during the year relating to settling tax examinations, and higher than previously estimated California enterprise zone tax credits.

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

Net Income

For the year ended December 31, 2008, net income increased to $59.6 million, or $2.15 per diluted share, from $57.7 million, or $2.03 per diluted share, for the year ended December 31, 2007.

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

Medical care costs

Medical care costs as a percentage of premium revenue, or the medical care ratio, increased to 84.8% in 2008 from 84.5% in 2007. Excluding Medicare, our medical care ratio was 84.8% in 2008, compared with 84.7% in 2007.

•	The medical care ratio of the California health plan was 87.2% for 2008, up from 81.9% in 2007. The increase in the plan’s medical care ratio was caused primarily by increased fee-for-service and pharmacy costs that proportionally exceeded the increased revenue from premium rate increases.

•	The medical care ratio of the Michigan health plan was 79.6% for 2008, down from 84.0% in 2007. This decrease was caused primarily by premium rate increases that proportionally exceeded the plan’s increased medical costs.

•	The medical care ratio of the Missouri health plan was 81.8% for 2008, down from 85.9% in 2007. Premium increases were proportionally greater than PMPM medical costs due to revised provider contracts and a fee schedule increase effective July 1, 2008.

•	The medical care ratio of the New Mexico health plan was 82.1% in 2008, down from 82.6% in 2007. Between July 1, 2008 and December 31, 2008, the New Mexico health plan received a blended rate decrease of approximately 3% under the plan’s Medicaid Salud! contract and two separate contracts serving membership under the state’s coverage initiative for the uninsured. The impact of this blended rate decrease was exceeded by the reversal of a $12.9 million accrual established as of December 31, 2007, pursuant to a minimum medical care ratio contract provision. In 2007, the New Mexico health plan had recorded a charge of $6.0 million related to this contract provision. Absent the impact of the minimum medical care ratio contract provision, the New Mexico health plan’s MCR would have been 85.2% in 2008, compared with 80.8% in 2007, due to higher fee-for-service and capitation costs and lower PMPM premium revenue.

•	The medical care ratio of the Ohio health plan increased to 91.1% in the 2008 from 90.4% in the 2007, primarily due to higher pharmacy cost as a percentage of premium revenue. The medical care ratio of the Ohio health plan, by line of business, was as follows:

	Year Ended December 31,
	2008	2007

Covered Families and Children (CFC)	89.7%	88.6%
Aged, Blind or Disabled (ABD)	93.7	94.7

Aggregate	91.1%	90.4%

•	The medical care ratio of the Texas health plan was 76.5% in 2008, down from 77.1% in 2007. Increased premiums more than offset higher medical costs.

•	The medical care ratio of the Utah health plan was 89.1% in 2008, down from 94.0% in 2007. In 2007, the Utah health plan had recorded a $4.2 million reduction of revenue as a result of a reconciliation of amounts due the state of Utah under a savings sharing arrangement. Absent the savings sharing adjustment, the medical care ratio in 2007 would have been 90.7%.

•	The medical care ratio of the Washington health plan was 81.0% in 2008, up from 79.6% in 2007, primarily due to higher fee-for-service specialist and hospital costs.

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

Core G&A expenses were 8.0% of revenue in 2008, compared with 8.2% in 2007. The decrease in core G&A compared with 2007 was primarily due to lower administrative payroll as a percentage of revenue, as indicated in the table below.

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

Interest Expense

Interest expense increased to $13.2 million in 2008 from $5.6 million in 2007 primarily due to the issuance of our convertible senior notes in the fourth quarter of 2007. Interest expense for 2008 and 2007 includes non-cash interest expense relating to the convertible senior notes, as a result of the adoption of ASC Subtopic 470-20. The amounts recorded for this non-cash interest expense totaled $4.7 million and $1.0 million for the years ended December 31, 2008, and 2007, respectively.

Income Taxes

Income taxes were recorded at an effective rate of 40.0% for the year ended December 31, 2008, compared with 37.7% in the prior year. The increase in our effective tax rate was primarily the result of an increase in Michigan state taxes attributable to tax law changes that took effect on January 1, 2008. The increase in Michigan taxes was partially offset by prior years’ tax benefits recorded during 2008 relating to California enterprise zone credits. Absent the enterprise zone credit tax benefits, our effective tax rate for the year ended December 31, 2008 would have been approximately 41%.

Acquisitions

HIM Business of Unisys.  On January 19, 2010, we entered into a definitive agreement to acquire the Health Information Management business of Unisys Corporation. The purchase price is expected to be approximately $135 million, subject to a standard working capital adjustment, to be paid in cash at closing using our credit facility. The acquisition, which is expected to close in the first half of 2010, is subject to customary regulatory approvals and closing conditions, including receipt of customer consents.

The HIM business provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems. MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. The HIM business currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program. Annual revenues of the HIM business are currently approximately $110 million. We expect the approximately 900 employees of the HIM business to become our employees upon closing of the transaction, and following the closing Unisys has agreed to provide us certain transitional and technology support services for up to one year.

Florida Health Plan.  On December 31, 2009 (the acquisition date), we acquired 100% of the voting equity interests in Florida NetPASS, LLC, or NetPASS. This acquisition included the purchase of the NetPASS limited liability company and its membership interests. We initially announced our intention to purchase NetPASS in August 2008. NetPASS was a provider of care management and administrative services at that time to approximately 58,000 Florida MediPass members in South and Central Florida (Florida MediPASS is the state of Florida’s Medicaid program).

Our wholly owned subsidiary, Molina Healthcare of Florida, Inc., was awarded a Medicaid managed care contract by the state of Florida in October 2008. Subsequently, NetPASS members have been notified of our intention to acquire NetPASS and, beginning in December 2008, offered membership with our Florida health plan on a county-by-county basis. Once transitioned, these members become full-risk members of the Florida health plan. The Florida health plan receives fixed PMPM payments from the state of Florida for the care of these members, and the Florida health plan is at risk for the cost of the members’ medical care.

As of December 31, 2009, we have transitioned approximately 48,000 NetPASS members to our Florida health plan, and have recorded $28.7 million of goodwill and intangible assets relating to these members. Of this amount, we have paid the sellers $23.4 million, with the balance accrued to accounts payable and accrued liabilities. The $5.3 million current liability includes a 10% indemnification hold back totaling $2.9 million, as provided in the purchase agreement, and a $2.4 million payable to the sellers for membership transitioned to date as of December 31, 2009. Because the final membership reconciliation will take place early in the second quarter of 2010, the provisional measurements of goodwill and intangible assets are subject to change.

Liquidity and Capital Resources

We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from premium revenue and investment income. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of December 31, 2009, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

All of our investments are classified as current assets, except for our investments in auction rate securities, which are classified as non-current assets. The average annualized portfolio yields for the years ended December 31, 2009, 2008, and 2007 were approximately 1.2%, 3.0%, and 5.2%, respectively.

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

Cash provided by operating activities for the year ended December 31, 2009, was $155 million compared with $40 million for 2008, an increase of $115 million.

Significant components of cash provided by operating activities during 2009 included the following items:

•	Net income, which decreased $29 million between 2008 and 2009.

•	Deferred revenue, which contributed $114 million to the increase in cash provided by operating activities between 2008 and 2009. Deferred revenue increased substantially at the Ohio health plan between the years ended 2008 and 2009.

•	Medical claims and benefits payable, which contributed $43 million to the increase in cash provided by operating activities between 2008 and 2009.

Cash used in investing activities was $37.7 million for the year ended December 31, 2009, compared with $64.5 million for 2008.

Cash used in financing activities totaled $35.3 million for the year ended December 31, 2009, compared with $47.8 million for 2008. The primary use of cash in both 2009 and 2008 was under our securities purchase programs, where we purchased $27.7 million and $49.9 million of our common stock in 2009, and 2008, respectively. In 2009, we additionally purchased, as described further below, convertible senior notes totaling $9.7 million ($9.8 million with accrued interest).

EBITDA(1)

	Year Ended
	December 31,
	2009	2008
	(In thousands)

Operating income	$57,393	$112,605
Add back:
Depreciation and amortization expense	38,110	33,688

EBITDA	$95,503	$146,293

(1)	We calculate EBITDA by adding back depreciation and amortization expense to operating income. Operating income included interest income of $8.0 million and $21.1 million for the years ended December 31, 2009, and 2008, respectively. EBITDA is not prepared in conformity with GAAP since it excludes depreciation and amortization expense, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to net income, operating income, operating margin, or cash provided by operating activities. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.

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

In March 2009, our board of directors authorized the purchase of up to an additional $25 million in aggregate of either our common stock or our convertible senior notes. The purchase program was funded with working capital.

Under the purchase program, we purchased approximately 544,000 shares of common stock for $12.7 million (average cost of approximately $23.41 per share) in the second quarter of 2009. We did not purchase any shares in the third or fourth quarters of 2009. This purchase program terminated December 31, 2009.

Capital Resources

At December 31, 2009, the parent company — Molina Healthcare, Inc. — held cash and investments of approximately $45.6 million, including $16.5 million in non-current auction rate securities, compared with $68.9 million of cash and investments at December 31, 2008. On a consolidated basis, at December 31, 2009, we had working capital of $321.2 million compared with $345.2 million at December 31, 2008. At December 31, 2009 and December 31, 2008, cash and cash equivalents were $469.5 million and $387.2 million, respectively. At December 31, 2009, investments were $234.5 million, including $59.7 million in non-current auction rate securities, and at December 31, 2008, investments were $248.0 million, including $58.2 million in non-current auction rate securities.

We intend to use a draw on our credit facility, which currently has no outstanding balance, to fund all or a substantial portion of the $135 million purchase price of the HIM business. Subject to the following discussion regarding our Credit Facility and its use to acquire the HIM business of Unisys Corporation, we believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

Credit Facility

In 2005, we entered into an Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”). Effective May 2008, we entered into a third amendment of the Credit Facility that increased the size of the revolving line of credit from $180.0 million to $200.0 million, maturing in May 2012. The Credit Facility is intended to be used for general corporate purposes.

Pending the closing of the acquisition of the HIM business as discussed below, interest rates on borrowings under the Credit Facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.500% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the Credit Facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated earnings before interest expense, taxes, depreciation and amortization, or EBITDA. The applicable margins range between 0.750% and 1.750% for LIBOR loans and between 0.000% and 0.750% for base rate loans. The commitment fee ranges between 0.150% and 0.275%. In addition, we are required to pay a fee for each letter of credit issued under the Credit Facility equal to the applicable margin for LIBOR loans and a customary fronting fee. As of December 31, 2009, there were no borrowings outstanding under the Credit Facility.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At December 31, 2009, we were in compliance with all financial covenants in the Credit Facility.

Subject to the closing of the HIM acquisition as described above under the heading, “Acquisitions,” in November 2009 we agreed to enter into a fourth amendment to the Credit Facility. The fourth amendment will become effective upon the closing of the acquisition of the HIM business. The fourth amendment is required because the $135 million purchase price for the HIM business exceeds the currently applicable deal size threshold under the terms of the Credit Facility. Pursuant to the fourth amendment, the lenders have consented to our acquisition of the HIM business.

Upon its effectiveness at the closing, the fourth amendment would increase the commitment fee on the total unused commitments of the lenders under the facility to 50 basis points on all levels of the pricing grid, with the pricing grid referring to our ratio of consolidated funded debt to consolidated EBITDA. The pricing for LIBOR loans and base rate loans would be raised by 200 basis points at every level of the pricing grid. The applicable margins would thus range between 2.75% and 3.75% for LIBOR loans, and between 1.75% and 2.75% for base rate loans. Until the delivery of a compliance certificate with respect to our financial statements for the quarter ending after the HIM business acquisition closes, the applicable margin shall be fixed at 3.5% for LIBOR loans and 2.5% for base rate loans. In connection with the lenders’ approval of the fourth amendment, a consent fee of 10 basis points was paid on the amount of each consenting lender’s commitment. In addition, the fourth amendment would carve out from our indebtedness and restricted payment covenants under the Credit Facility the $187.0 million current principal amount of the Notes (although the $187.0 million indebtedness would still be included in the calculation of our consolidated leverage ratio); increase the amount of surety bond obligations we may incur; increase our allowable capital expenditures; and reduce the fixed charge coverage ratio from 3.50x to 2.75x (on a pro forma basis) at December 31, 2009, and 3.00x thereafter.

On March 15, 2010, we agreed to enter into a fifth amendment to the Credit Facility. The fifth amendment will also become effective upon the closing of the acquisition of the HIM business. The fifth amendment is required because, after giving effect to the acquisition of the HIM business on a pro forma basis, and inclusive of the Company’s fourth quarter 2009 EBITDA of only $5.9 million, the Company’s consolidated leverage ratio for the preceding four fiscal quarters would exceed the currently applicable ratio of 2.75 to 1.0. The fifth amendment will increase the maximum consolidated leverage ratio under the Credit Facility to 3.25 to 1.0 for the fourth quarter of 2009 (on a pro forma basis), and to 3.50 to 1.0 for the first, second, and third quarters of 2010, excluding the single date of September 30, 2010. On September 30, 2010, the maximum consolidated leverage ratio shall revert back to 2.75 to 1.0. However, if the Company has actually reduced its consolidated leverage ratio to no more than 2.75 to 1.0 on or before August 15, 2010, the consolidated leverage ratio under the Credit Facility will revert back to 2.75 to 1.0 on August 15, 2010. On the date that the consolidated leverage ratio reverts to 2.75 to 1.0 — whether August 15, 2010 or September 30, 2010 — the aggregate commitments of the lenders under the Credit Facility shall be reduced on a pro rata basis from $200 million to $150 million. In connection with the lenders’ approval of the fifth amendment, we will pay an amendment fee of 25 basis points on the amount of each consenting lender’s commitment. We will also pay an incremental commitment fee of 12.5 basis points based on each lender’s unfunded commitment during the period from the effective date of the fifth amendment through the date that the maximum consolidated leverage ratio is reduced to 2.75 to 1.0, plus a potential duration fee of 50 basis points payable on August 15, 2010 in the event that the consolidated leverage ratio has not been reduced to 2.75 to 1.0 by August 15, 2010.

Shelf Registration Statement

In December 2008, we filed a shelf registration statement on Form S-3 with the SEC covering the issuance of up to $300 million of our securities, including common stock, warrants, or debt securities, and up to 250,000 shares of outstanding common stock that may be sold from time to time by the Molina Siblings Trust as a selling stockholder. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.

Long-Term Debt

Convertible Senior Notes

In October 2007, we sold $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million. During 2009, we purchased and retired $13.0 million face amount of the Notes, for a remaining aggregate principal amount of $187.0 million as of December 31, 2009. The Notes rank equally in right of payment with our existing and future senior indebtedness.

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

We will deliver cash and shares of our common stock, if any, upon conversion of each $1,000 principal amount of Notes, as follows:

•	An amount in cash (the “principal return”) equal to the sum of, for each of the 20 Volume-Weighted Average Price, or VWAP, trading days during the conversion period, the lesser of the daily conversion value for such VWAP trading day and $50 (representing 1/20th of $1,000); and

•	A number of shares based upon, for each of the 20 VWAP trading days during the conversion period, any excess of the daily conversion value above $50.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our health plans. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries, after intercompany eliminations, which may not be transferable to us in the form of loans, advances, or cash dividends totaled $368.7 million at December 31, 2009, and $355.0 million at December 31, 2008.

The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if adopted by a particular state, set minimum capitalization requirements for health plans and other insurance entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which vary slightly from state to state, have been adopted in Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. California and Florida have not adopted RBC rules and have not given notice of any intention to do so. The RBC rules, if adopted by California and Florida, may increase the minimum capital required by those states.

At December 31, 2009, our health plans had aggregate statutory capital and surplus of approximately $377.7 million, compared to the required minimum aggregate statutory capital and surplus of approximately $257.1 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2009. We have the ability and commitment to provide additional working capital to each of our health plans when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2010.

Critical Accounting Policies

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates. Principal areas requiring the use of estimates include those areas listed below. The most significant of these estimates is the determination of medical claims and benefits payable, which is discussed in further detail below:

•	The determination of medical claims and benefits payable;

•	The determination of the amount of revenue to be recognized under certain contracts that place revenue at risk dependent upon either the achievement of certain quality or administrative measurements, or the expenditure of certain percentages of revenue on defined expenses;

•	The determination of allowances for uncollectible accounts;

•	The valuation of certain investments;

•	Settlements under risk or savings sharing programs;

•	The impairment of long-lived and intangible assets;

•	The determination of professional and general liability claims, and reserves for potential absorption of claims unpaid by insolvent providers;

•	The determination of reserves for the outcome of litigation;

•	The determination of valuation allowances for deferred tax assets; and

•	The determination of unrecognized tax benefits.

Medical Claims and Benefits Payable

The determination of our liability for claims and medical benefits payable is particularly important to the determination of our financial position and results of operations in any given period. Such determination of our liability requires the application of a significant degree of judgment by our management. As a result, the determination of our liability for claims and medical benefits is subject to an inherent degree of uncertainty. Our medical care costs include amounts that have been paid by us through the reporting date, as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. Such medical care cost liabilities include, among other items, unpaid fee-for-service claims, capitation payments owed to providers, unpaid pharmacy invoices, and various medically related administrative costs that have been incurred but not paid. We use judgment to determine the appropriate assumptions for determining the required estimates.

The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP claims reserve, as reported in our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. Our estimated IBNP liability represented $246.5 million of our total medical claims and benefits payable of $316.5 million as of December 31, 2009. Excluding amounts related to the run out of our cost-plus Medicaid contract in Utah (which contract was replaced with a prepaid capitation contract effective September 1, 2009) and amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at December 31, 2009 was $235.0 million.

The factors we consider when estimating our IBNP include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our assessment of these factors is then translated into an estimate of our IBNP liability at the relevant measuring point through the calculation of a base estimate of IBNP, a further reserve for adverse claims development, and an estimate of the administrative costs of settling all claims incurred through the reporting date. The base estimate of IBNP is derived through application of claims payment completion factors and trended PMPM cost estimates.

For the fifth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based on actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns.

The following table reflects the change in our estimate of claims liability as of December 31, 2009 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding

December 31, 2009, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in	Increase (Decrease) in
Estimated	Medical Claims and
Completion Factors	Benefits Payable

(6)%	$72,782
(4)%	48,521
(2)%	24,261
2%	(24,261)
4%	(48,521)
6%	(72,782)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of December 31, 2009 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended Per Member Per Month	Medical Claims and
Cost Estimates	Benefits Payable

(6)%	$(41,722)
(4)%	(27,815)
(2)%	(13,907)
2%	13,907
4%	27,815
6%	41,722

The following per-share amounts are based on a combined federal and state statutory tax rate of 38%, and 26 million diluted shares outstanding for the year ended December 31, 2009. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at December 31, 2009, net income for the year ended December 31, 2009 would increase or decrease by approximately $7.5 million, or $0.29 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at December 31, 2009, net income for the year ended December 31, 2009 would increase or decrease by approximately $4.3 million, or $0.17 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $37.6 million, or $1.45 per diluted share, net of tax, and $21.6 million, or $0.83 per diluted share, respectively.

It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. For example, if completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $7.5 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

After we have established our base IBNP reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, also using actuarial techniques, to account for adverse developments in our claims payments which the base actuarial model is not intended to and does not account for. We refer to this additional liability as the provision for adverse claims development. The provision for adverse claims development is a component of our overall determination of the adequacy of our IBNP. It is intended to capture the potential inadequacy of our IBNP estimate as a result of our inability to adequately assess the impact of factors such as changes in the speed of claims receipt and payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations such as the aged, blind or disabled (ABD), changes to state-controlled fee schedules upon which much of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNP after considering the base actuarial model reserves and the provision for adverse claims development. We also include in our IBNP liability an estimate of the administrative costs of settling all claims incurred through the reporting date. The development of IBNP is a continuous process which we monitor and refine on a monthly basis as additional claims payment information becomes available. As additional information becomes known to us, we adjust our actuarial model accordingly to establish IBNP.

On a monthly basis, we review and update our estimated IBNP liability and the methods used to determine that liability. Any adjustments are reflected in the period known. While we believe our current estimates are adequate, we have in the past been required to increase significantly our claims reserves for periods previously reported, and may be required to do so again in the future. Any significant increases to prior period claims reserves would materially decrease reported earnings for the period in which the adjustment is made.

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

Assuming that base reserves have been accurately estimated, we would expect that amounts ultimately paid would be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. However, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range, as shown by our results in 2009 and 2008 when the amounts ultimately paid out were less than the amount of the reserves we had established as of the beginning of those years by approximately 18% and 20%, respectively.

As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities in fiscal years 2009 and 2008 were less than what we had expected when we had established our reserves. While the specific reasons for the overestimation of our liabilities were different in each of the two years, in general the overestimations were tied to our assessment of specific circumstances at our individual health plans which were unique to those reporting periods.

For the year ended December 31, 2009, we recognized a benefit from prior period claims development in the amount of $51.6 million (see table below). This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2008. The overestimation of claims liability at December 31, 2008 was the result of the following factors:

•	In Michigan, we underestimated the impact of a steep drop in claims inventory during December 2008, thereby overestimating our liability at December 31, 2008.

•	In New Mexico, we overestimated the ultimate amounts we would need to pay to resolve certain high dollar provider claims, thereby overestimating our liability at December 31, 2008.

•	In Ohio, we underestimated the degree to which certain operational initiatives had reduced our medical costs in the last few months of 2008, thereby overestimating our liability at December 31, 2008.

•	In Washington, we overestimated the impact that certain adverse utilization trends would have on our liability at December 31, 2008, thereby overestimating our liability at December 31, 2008.

•	In California, we underestimated utilization trends at the end of 2008, leading to an underestimation of our liability at December 31, 2008. Additionally, we underestimated the impact that certain delays in the receipt of paper claims (as opposed to electronically submitted claims) would have on our liability, leading to a further underestimation of our liability at December 31, 2008.

For the year ended December 31, 2008, we recognized a benefit from prior period claims development in the amount of $62.1 million (see table below). This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2007. The overestimation of claims liability at December 31, 2007 was the result of the following factors:

•	In Michigan, we had overestimated the extent to which both catastrophic claims and state-mandated changes to the methodology used to pay outpatient claims had increased our liability at December 31, 2007.

•	In Washington, we had overestimated the extent to which state-mandated changes to hospital fee schedules implemented in August 2007 had increased our liability at December 31, 2007.

In estimating our claims liability at December 31, 2009, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•	The rapid growth of membership across nearly all of our health plans in fiscal year 2009, particularly the growth in membership at our Florida health plan and the growth in ABD membership during the fourth quarter of 2009 at our Ohio health plan.

•	A decrease in claims inventory at our California, Ohio, and Utah health plans through the fourth quarter of 2009.

•	The impact of the 2009 H1N1 flu through the fourth quarter of 2009.

•	The degree of change in the utilization of medical services and the cost per unit of those services during 2009.

•	The impact of reductions to the state Medicaid fee schedules in Washington and Michigan effective July 1, 2009, and in New Mexico effective December 1, 2009.

•	Potential provider settlements across all states, particularly in Missouri, New Mexico, Ohio, and Washington.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. However, that benefit will affect current period earnings only to the extent that the replenishment of the reserve for adverse claims development (and the re-accrual of administrative costs for the settlement of those claims) is less than the benefit recognized from the prior period liability. In 2009 and 2008 the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

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

The following table presents the components of the change in our medical claims and benefits payable for the years ended December 31, 2009 and 2008. The negative amounts displayed for “components of medical care costs related to prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Year Ended December 31,
	2009	2008
	(Dollars in thousands, except
	per-member amounts)

Balances at beginning of period	$292,442	$311,606
Components of medical care costs related to:
Current year	3,227,794	2,683,399
Prior years	(51,558)	(62,087)

Total medical care costs	3,176,236	2,621,312

Payments for medical care costs related to:
Current year	2,919,240	2,413,128
Prior years	232,922	227,348

Total paid	3,152,162	2,640,476

Balances at end of period	$316,516	$292,442

Benefit from prior period as a percentage of:
Balance at beginning of period	17.6%	19.9%
Premium revenue	1.4%	2.0%
Total medical care costs	1.6%	2.4%
Days in claims payable	37	41
Number of members at end of period	1,455,000	1,256,000
Fee-for-service claims processing and inventory information:
Number of claims in inventory at end of period	93,100	87,300
Billed charges of claims in inventory at end of period	$131,400	$115,400
Claims in inventory per member at end of period	0.06	0.07
Billed charges of claims in inventory per member at end of period	$90.31	$91.88
Number of claims received during the period	12,930,100	11,095,100
Billed charges of claims received during the period	$9,769,000	$7,794,900

Commitments and Contingencies

We lease office space and equipment under various operating leases. As of December 31, 2009, our lease obligations for the next five years and thereafter were as follows: $21.3 million in 2010, $20.8 million in 2011, $18.6 million in 2012, $15.2 million in 2013, $13.5 million in 2014, and an aggregate of $39.6 million thereafter.

We are not an obligor to or guarantor of any indebtedness of any other party. We are not a party to off-balance sheet financing arrangements except for operating leases which are disclosed in Note 18 to the accompanying audited consolidated financial statements for the year ended December 31, 2009.

Contractual Obligations

In the table below, we present our contractual obligations as of December 31, 2009. Some of the amounts we have included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	Total	2010	2011-2012	2013-2014	2015 and Beyond

Medical claims and benefits payable	$316,516	$316,516	$—	$—	$—
Long-term debt(1)	187,000	—	—	187,000	—
Operating leases	128,980	21,334	39,365	28,705	39,576
Interest on long-term debt(1)	33,309	7,012	14,025	12,272	—
Purchase commitments	23,472	8,201	11,955	3,316	—

Total contractual obligations	$689,277	$353,063	$65,345	$231,293	$39,576

(1)	Amounts relate to our 3.75% Convertible Senior Notes due 2014.

As of December 31, 2009, we have recorded approximately $4.1 million of unrecognized tax benefits. The above table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. See Note 13 to the accompanying audited consolidated financial statements for the year ended December 31, 2009 for further information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Fund Prime Series — Institutional Class, and the PFM Fund Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Our investments consist solely of investment grade debt securities with a maximum maturity of ten years and an average duration of four years. Restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our health plan subsidiaries operate.

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

We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during 2009 the Company changed its method of accounting for convertible debt instruments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Los Angeles, California
March 16, 2010

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008(1)
	(Amounts in thousands,
	except per-share data)

ASSETS
Current assets:
Cash and cash equivalents	$469,501	$387,162
Investments	174,844	189,870
Receivables	136,654	128,562
Income tax refundable	6,067	4,019
Deferred income taxes	8,757	9,071
Prepaid expenses and other current assets	15,583	14,766

Total current assets	811,406	733,450
Property and equipment, net	78,171	65,058
Intangible assets, net	80,846	79,133
Goodwill and indefinite-lived intangible assets	133,408	113,466
Investments	59,687	58,169
Restricted investments	36,274	38,202
Receivable for ceded life and annuity contracts	25,455	27,367
Other assets	19,988	33,223

	$1,245,235	$1,148,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$316,516	$292,442
Accounts payable and accrued liabilities	71,732	81,981
Deferred revenue	101,985	13,804

Total current liabilities	490,233	388,227
Long-term debt	158,900	164,873
Liability for ceded life and annuity contracts	25,455	27,367
Deferred income taxes	12,506	12,911
Other long-term liabilities	15,403	22,928

Total liabilities	702,497	616,306

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 25,607 shares at December 31, 2009 and 26,725 shares at December 31, 2008	26	27
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	129,902	170,681
Accumulated other comprehensive loss	(1,812)	(2,310)
Retained earnings	414,622	383,754
Treasury stock, at cost; 1,201 shares at December 31, 2008	—	(20,390)

Total stockholders’ equity	542,738	531,762

	$1,245,235	$1,148,068

(1)	The Company’s consolidated financial position as of December 31, 2008, has been recast to reflect the adoption of FASB Accounting Standards Codification (ASC) Subtopic 470-20, Debt with Conversion and Other Options (see Note 1).

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008(1)	2007(1)
	(In thousands, except per share data)

Revenue:
Premium revenue	$3,660,207	$3,091,240	$2,462,369
Investment income	9,149	21,126	30,085

Total revenue	3,669,356	3,112,366	2,492,454

Expenses:
Medical care costs	3,176,236	2,621,312	2,080,083
General and administrative expenses	399,149	344,761	285,295
Depreciation and amortization	38,110	33,688	27,967
Impairment charge on purchased software	—	—	782

Total expenses	3,613,495	2,999,761	2,394,127

Gain on purchase of convertible senior notes	1,532	—	—

Operating income	57,393	112,605	98,327
Interest expense	(13,777)	(13,231)	(5,605)

Income before income taxes	43,616	99,374	92,722
Provision for income taxes	12,748	39,776	34,996

Net income	$30,868	$59,598	$57,726

Net income per share:
Basic	$1.19	$2.15	$2.04

Diluted(2)	$1.19	$2.15	$2.03

Weighted average shares outstanding:
Basic	25,843	27,676	28,275

Diluted(2)	25,984	27,772	28,419

(1)	The Company’s consolidated statements of income for the years ended December 31, 2008 and 2007 have been recast to reflect the adoption of FASB ASC Subtopic 470-20, Debt with Conversion and Other Options (see Note 1).

(2)	Potentially dilutive shares issuable pursuant to the Company’s 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the years ended December 31, 2009, 2008, and 2007.

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Outstanding	Amount	Capital	Income (Loss)	Earnings	Stock	Total
	(In thousands)

Balance at January 1, 2007	28,119	$28	$173,990	$(337)	$266,875	$(20,390)	$420,166

Comprehensive income:
Net income(1)	—	—	—	—	57,726	—	57,726
Other comprehensive income, net of tax:
Unrealized gain on investments	—	—	—	609	—	—	609

Total comprehensive income	—	—	—	609	57,726	—	58,335
Adjustment to adopt ASC Subtopic 470-20(1)	—	—	24,502	—	—	—	24,502
Adjustment to adopt ASC Subtopic 740-10 Accounting for Uncertainty in Income Taxes	—	—	—	—	(445)	—	(445)
Stock options exercised, employee stock grants and employee stock plan purchases	325	—	10,965	—	—	—	10,965
Tax benefit from employee stock compensation	—	—	853	—	—	—	853

Balance at December 31, 2007	28,444	28	210,310	272	324,156	(20,390)	514,376

Comprehensive income:
Net income(1)	—	—	—	—	59,598	—	59,598
Other comprehensive income, net of tax:
Unrealized loss on investments	—	—	—	(7,025)	—	—	(7,025)
Other-than-temporary impairment of available-for-sale securities	—	—	—	4,443	—	—	4,443

Total comprehensive income	—	—	—	(2,582)	59,598	—	57,016
Purchase of treasury stock	—	—	—	—	—	(49,940)	(49,940)
Retirement of treasury stock	(1,943)	(1)	(49,939)	—	—	49,940	—
Stock issued in business purchase transaction	48	—	1,262	—	—	—	1,262
Stock options exercised, employee stock grants and employee stock plan purchases	176	—	9,340	—	—	—	9,340
Tax deficiency from employee stock compensation	—	—	(292)	—	—	—	(292)

Balance at December 31, 2008	26,725	27	170,681	(2,310)	383,754	(20,390)	531,762

Comprehensive income:
Net income	—	—	—	—	30,868	—	30,868
Other comprehensive income, net of tax:
Unrealized gain on investments	—	—	—	498	—	—	498

Total comprehensive income	—	—	—	498	30,868	—	31,366
Purchase of treasury stock	—	—	—	—	—	(27,712)	(27,712)
Retirement of treasury stock	(1,352)	(1)	(48,101)	—	—	48,102	—
Retirement of convertible debt	—	—	(476)	—	—	—	(476)
Employee stock grants and employee stock plan purchases	234	—	8,516	—	—	—	8,516
Tax deficiency from employee stock compensation	—	—	(718)	—	—	—	(718)

Balance at December 31, 2009	25,607	$26	$129,902	$(1,812)	$414,622	$—	$542,738

(1)	The Company’s consolidated statements of stockholders’ equity for the years ended December 31, 2008 and 2007 have been recast to reflect the adoption of FASB ASC Subtopic 470-20, Debt with Conversion and Other Options (see Note 1).

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008(1)	2007(1)
	(In thousands)

Operating activities:
Net income	$30,868	$59,598	$57,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,110	33,688	27,967
Other-than-temporary impairment on available-for-sale securities	—	7,166	—
Unrealized (gain) loss on trading securities	(3,394)	399	—
Loss (gain) on rights agreement	3,100	(6,907)	—
Deferred income taxes	(1)	(3,404)	(9,427)
Stock-based compensation	7,485	7,811	7,188
Non-cash interest on convertible senior notes	4,782	4,707	1,012
Gain on purchase of convertible senior notes	(1,532)	—	—
Amortization of deferred financing costs	1,872	1,435	1,004
Tax deficiency from employee stock compensation	(749)	(335)	—
Loss on disposal of property and equipment	—	142	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(8,092)	(17,025)	15,007
Prepaid expenses and other current assets	(817)	(2,245)	(2,911)
Medical claims and benefits payable	24,074	(19,164)	6,683
Accounts payable and accrued liabilities	(26,467)	10,830	18,700
Deferred revenue	88,181	(26,300)	21,984
Income taxes	(2,049)	(9,965)	13,693

Net cash provided by operating activities	155,371	40,431	158,626

Investing activities:
Purchases of equipment	(35,870)	(34,690)	(22,299)
Purchases of investments	(186,764)	(263,229)	(264,115)
Sales and maturities of investments	204,365	246,524	103,718
Net cash paid in business purchase transactions	(11,294)	(1,000)	(70,172)
Decrease (increase) in restricted investments	1,928	(9,183)	(8,365)
Increase in other assets	(2,553)	(8,973)	(4,330)
(Decrease) increase in other long-term liabilities	(7,525)	6,031	9,290

Net cash used in investing activities	(37,713)	(64,520)	(256,273)

Financing activities:
Treasury stock purchases	(27,712)	(49,940)	—
Purchase and retirement of convertible senior notes	(9,653)	—	—
Proceeds from issuance of convertible senior notes	—	—	200,000
Repayment of amounts borrowed under credit facility	—	—	(45,000)
Payment of credit facility fees	—	—	(551)
Payment of convertible senior notes fees	—	—	(6,498)
Tax benefit from employee stock compensation	31	43	853
Proceeds from exercise of stock options and employee stock plan purchases	2,015	2,084	4,257

Net cash (used in) provided by financing activities	(35,319)	(47,813)	153,061

Net increase (decrease) in cash and cash equivalents	82,339	(71,902)	55,414
Cash and cash equivalents at beginning of year	387,162	459,064	403,650

Cash and cash equivalents at end of year	$469,501	$387,162	$459,064

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2009	2008(1)	2007(1)
	(In thousands)

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$27,100	$50,130	$27,734

Interest	$8,205	$7,797	$9,419

Schedule of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$699	$(3,956)	$977
Deferred income taxes	(201)	1,374	(368)

Net unrealized gain (loss) on investments	$498	$(2,582)	$609

Retirement of common stock used for stock-based compensation	$(984)	$(555)	$(480)

Accrued purchases of equipment	$935	$65	$672

Retirement of treasury stock	$48,102	$49,940	$—

Impairment of purchased software	$—	$—	$782

Cumulative effect of adoption of FASB ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes	$—	$—	$445

Details of business purchase transactions:
Fair value of assets acquired	$(34,594)	$(2,262)	$(106,233)
Release of escrow and other deposits	18,000	—	—
Common stock issued to seller	—	1,262	—
Less cash acquired	—	—	10,843
Less payable to seller	5,300	—	—
Liabilities assumed	—	—	25,218

Net cash paid in business purchase transactions	$(11,294)	$(1,000)	$(70,172)

Business purchase transactions adjustments:
Accounts payable and accrued liabilities	$—	$1,265	$—
Other long-term liabilities	—	2,368	—
Deferred taxes	—	(7,549)	2,747

Goodwill and intangible assets, net	$—	$(3,916)	$2,747

(1)	The Company’s consolidated statements of cash flows for the years ended December 31, 2008 and 2007 have been recast to reflect the adoption of FASB ASC Subtopic 470-20, Debt with Conversion and Other Options (see Note 1).

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Organization and Operations

Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid, Medicare, and other government-sponsored programs for low-income families and individuals. We conduct our business primarily through licensed health plans in the states of California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Effective January 1, 2010 we terminated operations at our small Medicare health plan in Nevada.

Our results of operations include the results of recent acquisitions, including the acquisition of Florida NetPASS, under which we began transitioning members in late December 2008. Additionally, we acquired Mercy CarePlus, a Medicaid managed care organization based in St. Louis, Missouri, effective November 1, 2007.

Consolidation and Presentation

The consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for the period subsequent to their acquisition.

Evaluation of Subsequent Events

We have evaluated subsequent events through the date of issuance of our financial statements in this Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include:

•	The determination of medical claims and benefits payable;

•	The determination of the amount of revenue to be recognized under certain contracts that place revenue at risk dependent upon either the achievement of certain quality or administrative measurements, or the expenditure of certain percentages of revenue on defined expenses;

•	The determination of allowances for uncollectible accounts;

•	The valuation of certain investments;

•	Settlements under risk or savings sharing programs;

•	The impairment of long-lived and intangible assets;

•	The determination of professional and general liability claims, and reserves for potential absorption of claims unpaid by insolvent providers;

•	The determination of reserves for the outcome of litigation;

•	The determination of valuation allowances for deferred tax assets; and

•	The determination of unrecognized tax benefits.

Reclassification

We have reclassified certain prior year balance sheet amounts to conform to the 2009 presentation.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recast of Prior Periods

In May 2008, the FASB issued a new standard relating to convertible debt instruments. This standard requires the proceeds from the issuance of applicable convertible debt instruments to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding, as additional non-cash interest expense. We adopted this new standard effective as of January 1, 2009. For further information regarding our convertible senior notes, see Note 12, “Long-Term Debt.”

The following tables illustrate the impact of adopting this accounting standard on our consolidated statements of income.

	Year Ended December 31, 2009
	Excluding the		Including the
	Effect of the	Effect of the	Effect of the
	Accounting	Accounting	Accounting
	Standard	Standard	Standard
	(In thousands)

Operating income	$58,786	$(1,393)	$57,393
Interest expense	(9,344)	(4,433)	(13,777)

Income before income taxes	49,442	(5,826)	43,616
Provision for income taxes	14,961	(2,213)	12,748

Net income	$34,481	$(3,613)	$30,868

Net income per share:
Basic	$1.33	$(0.14)	$1.19

Diluted	$1.33	$(0.14)	$1.19

	Year Ended December 31, 2008
	Excluding the		Including the
	Effect of the	Effect of the	Effect of the
	Accounting	Accounting	Accounting
	Standard	Standard	Standard
	(In thousands)

Operating income	$112,605	$—	$112,605
Interest expense	(8,714)	(4,517)	(13,231)

Income before income taxes	103,891	(4,517)	99,374
Provision for income taxes	41,493	(1,717)	39,776

Net income	$62,398	$(2,800)	$59,598

Net income per share:
Basic	$2.25	$(0.10)	$2.15

Diluted	$2.25	$(0.10)	$2.15

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Excluding the		Including the
	Effect of the	Effect of the	Effect of the
	Accounting	Accounting	Accounting
	Standard	Standard	Standard
	(In thousands)

Operating income	$98,327	$—	$98,327
Interest expense	(4,631)	(974)	(5,605)

Income before income taxes	93,696	(974)	92,722
Provision for income taxes	35,366	(370)	34,996

Net income	$58,330	$(604)	$57,726

Net income per share:
Basic	$2.06	$(0.02)	$2.04

Diluted	$2.05	$(0.02)	$2.03

The following tables illustrate the impact of adopting this standard on our consolidated balance sheets.

	December 31, 2009
	Excluding the		Including the
	Effect of the	Effect of the	Effect of the
	Accounting	Accounting	Accounting
	Standard	Standard	Standard
	(In thousands)

Noncurrent assets:
Other assets	$20,651	$(663)	$19,988
Noncurrent liabilities:
Long-term debt	187,000	(28,100)	158,900
Deferred income taxes	3,352	9,154	12,506
Stockholders’ equity:
Additional paid-in capital	104,603	25,299	129,902
Retained earnings	421,639	(7,017)	414,622

	December 31, 2008
	Excluding the		Including the
	Effect of the	Effect of the	Effect of the
	Accounting	Accounting	Accounting
	Standard	Standard	Standard
	(In thousands)

Noncurrent assets:
Other assets	$34,321	$(1,098)	$33,223
Deferred income taxes	20	(20)	—
Noncurrent liabilities:
Long-term debt	200,000	(35,127)	164,873
Deferred income taxes	—	12,911	12,911
Stockholders’ equity:
Additional paid-in capital	146,179	24,502	170,681
Retained earnings	387,158	(3,404)	383,754

There was no impact resulting from this accounting change on our cash flows from operating activities, investing activities, or financing activities as reflected in the consolidated statements of cash flows.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies

Premium Revenue

Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the year ended December 31, 2009, we received approximately 92% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies, Medicare and other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

The following table summarizes premium revenue by health plan for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

California	$481,717	$417,027	$378,934
Florida(1)	102,232	—	—
Michigan	557,421	509,782	487,032
Missouri(2)	230,222	225,280	30,730
New Mexico	404,026	348,576	268,115
Ohio	803,521	602,826	436,238
Texas	134,860	110,178	88,453
Utah	207,297	155,991	116,907
Washington	726,137	709,943	652,970
Other	12,774	11,637	2,990

	$3,660,207	$3,091,240	$2,462,369

(1)	The Florida health plan began enrolling members in December 2008.

(2)	We acquired the Missouri health plan in late 2007.

For the year ended December 31, 2009, we received approximately 5% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in California (effective October 1, 2009), Michigan, Missouri, Ohio, Texas, Utah ( effective September 1, 2009) and Washington. Such payments are recognized as revenue in the month the birth occurs. Approximately 2.5% of our premium revenue for the year ended December 31, 2009 was realized under a Medicaid cost-plus reimbursement agreement that our Utah health plan had with that state until August 31, 2009. Effective September 1, 2009, the Utah health plan’s contract with the state of Utah became a prepaid capitation contract, under which the plan is paid a fixed PMPM amount.

Certain components of premium revenue are subject to accounting estimates. Chief among these are:

•	Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health. A portion of premium revenue paid to our Florida health plan by the state of Florida may be refunded to the state if certain minimum amounts are not expended on defined behavioral health care costs. At December 31, 2009, we had not recorded any liability under the terms of this contract provision. If the state of Florida disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of this provision, including revisions to the definitions of premium revenue or behavioral health care costs, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our Florida health plan.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premium revenue paid to our New Mexico health plan by the state of New Mexico may be refunded to the state if certain minimum amounts are not expended on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Our contract is for a three-year period, and the medical cost floor is based on premiums and medical care costs over the entire contract period. Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At December 31, 2009, we had not recorded any liability under the terms of these contract provisions. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our New Mexico health plan.

•	New Mexico Health Plan At-Risk Premium Revenue: Under our contract with the state of New Mexico, up to 1% of our New Mexico health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care and administrative measures dictated by the state. Through December 31, 2009, our New Mexico health plan had received $3.6 million in at-risk revenue for state fiscal year 2009 and the first half of state fiscal year 2010 combined. We have recognized $2.2 million of that amount as revenue through December 31, 2009, and recorded a liability of approximately $1.4 million for the remainder.

•	Ohio Health Plan At-Risk Premium Revenue: Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care measures dictated by the state. Through December 31, 2009 our Ohio health plan had received $8.8 million in at-risk revenue for state fiscal year 2009 and the first half of state fiscal year 2010 combined. We have recognized $7.5 million of that amount as revenue through December 31, 2009 and recorded a liability of approximately $1.3 million for the remainder.

•	Utah Health Plan Premium Revenue: Our Utah health plan may be entitled to receive additional premium revenue from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid. In prior years, we estimated amounts we believed were recoverable under our savings sharing agreement with the state of Utah based on available information and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize from prior years may be subject to negotiation with the state. During 2007, as a result of an ongoing disagreement with the state of Utah, we wrote off the entire receivable, totaling $4.7 million. Our Utah health plan continues to assert its claim to the amounts believed to be due under the savings share agreement. When additional information is known, or resolution is reached with the state regarding the appropriate savings sharing payment amount for prior years, we will adjust the amount of savings sharing revenue recorded in our financial statements as appropriate in light of such new information or agreement. No receivables for saving sharing revenue have been established at December 31, 2009 and 2008.

•	Texas Health Plan Premium Revenue: The contract entered into between our Texas health plan and the state of Texas includes a profit-sharing agreement, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculating the rebate, if any. As of December 31, 2009, we had an aggregate liability of approximately $2.0 million accrued pursuant to our profit-sharing agreement with the state of Texas for the 2009 and 2010 contract years (ending August 31 of each year). During 2009, we paid the state of Texas $4.9 million relating to the 2008 and 2009 contract years, and the 2008 contract year is now closed. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimates.

•	Texas Health Plan At-Risk Premium Revenue: Under our contract with the state of Texas, up to 1% of our Texas health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care measures dictated by the state. Through December 31, 2009, our Texas health plan had received $1.7 million in at-risk revenue for state fiscal year 2009 and the first half of state fiscal year 2010 combined. We have recognized $1.2 million of that amount as revenue through December 31, 2009, and recorded a liability of approximately $0.5 million for the remainder.

•	Medicare Premium Revenue: Based on member encounter data that we submit to CMS, our Medicare revenue is subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. That analysis is similar to the process for the adjustment of member risk scores, but is further complicated by member pharmacy cost sharing provisions attached to the Medicare pharmacy benefit that do not apply to the services measured by the member risk adjustment process. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. To the extent that the premium revenue ultimately received from CMS differs from recorded amounts, we will adjust reported Medicare revenue. Based upon our knowledge of member health care utilization patterns we have recorded a liability of approximately $0.6 million related to the potential recoupment of Medicare premium revenue at December 31, 2009.

Medical Care Costs

Expenses related to medical care services are captured in the following four categories:

•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. We pay hospitals on a fee-for-service basis in a variety of ways, including per diem amounts, diagnostic-related groups or DRGs, percent of billed charges, and case rates. We also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2009, 2008, and 2007, medically related administrative costs were approximately $74.6 million, $75.9 million, and $65.4 million, respectively.

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands, except PMPM amounts):

	Year Ended December 31,
	2009			2008			2007
			% of			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total	Amount	PMPM	Total

Fee-for- service	$2,077,489	$126.14	65.4%	$1,709,806	$116.69	65.2%	$1,343,911	$103.77	64.6%
Capitation	558,538	33.91	17.6	450,440	30.74	17.2	375,206	28.97	18.0
Pharmacy	414,785	25.18	13.1	356,184	24.31	13.6	270,363	20.88	13.0
Other	125,424	7.62	3.9	104,882	7.16	4.0	90,603	7.00	4.4

Total	$3,176,236	$192.85	100.0%	$2,621,312	$178.90	100.0%	$2,080,083	$160.62	100.0%

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

The factors we consider when estimating our IBNP include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our assessment of these factors is then translated into an estimate of our IBNP liability at the relevant measuring point through the calculation of a base estimate of IBNP, a further reserve for adverse claims development, and an estimate of the administrative costs of settling all claims incurred through the reporting date. The base estimate of IBNP is derived through application of claims payment completion factors and trended PMPM cost estimates. See Note 11, “Medical Claims and Benefits Payable.”

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We report reinsurance premiums as medical care costs, while related reinsurance recoveries are reported as deductions from medical care costs. We limit our risk of catastrophic losses by maintaining high deductible reinsurance coverage. We do not consider this coverage to be material because the cost is not significant and the likelihood that coverage will apply is low.

Taxes Based on Premiums

Our California, Florida, Michigan, New Mexico, Ohio, Texas and Washington health plans are assessed a tax based on premium revenue collected. We report these taxes on a gross basis, included in general and administrative expenses. Premium tax expense totaled $123.1 million, $95.1 million, and $81.0 million in 2009, 2008, and 2007, respectively.

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

In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us. Such liabilities were not material at December 31, 2009, or 2008.

Premium Deficiency Reserves on Loss Contracts

We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was recorded as of December 31, 2009, or 2008.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Receivables

Receivables consist primarily of amounts due from the various states in which we operate. All receivables are subject to potential retroactive adjustment. Because the amounts of nearly all receivables are readily determinable and our creditors are primarily state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. See Note 7, “Receivables.”

Property and Equipment

Property and equipment are stated at historical cost. Replacements and major improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Software developed for internal use is capitalized. Furniture and equipment are depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Software is amortized over its estimated useful life of three years. Leasehold improvements are amortized over the term of the lease or five to 10 years, whichever is shorter. Buildings are depreciated over their estimated useful lives of 31.5 years. See Note 8, “Property and Equipment.”

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Identifiable intangible assets (consisting principally of purchased contract rights and provider contracts) are amortized on a straight-line basis over the expected period to be benefited (between one and 15 years). See Note 9, “Goodwill and Intangible Assets.”

Goodwill and indefinite lived assets are not amortized, but are subject to impairment tests on an annual basis or more frequently if indicators of impairment exist. We used a discounted cash flow methodology to assess the fair values of our reporting units at December 31, 2009 and 2008. If the carrying values of our reporting units exceed the fair values, we perform a hypothetical purchase price allocation. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill and indefinite lived asset balance. Based on the results of our impairment testing, no adjustments were required for the years ended December 31, 2009, 2008, and 2007.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other than this 2007 charge, we have determined that no long-lived assets were impaired in the years ended December 31, 2009, 2008, and 2007.

Restricted Investments

Restricted investments, which consist of certificates of deposit and treasury securities, are designated as held-to-maturity and are carried at amortized cost, which approximates market value. The use of these funds is limited to specific purposes as required by each state, or as protection against the insolvency of capitated providers. We have the ability to hold our restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. See Note 10, “Restricted Investments.”

Receivable/Liability for Ceded Life and Annuity Contracts

We report a 100% ceded reinsurance arrangement for life insurance policies written and held by our wholly owned insurance subsidiary, Molina Healthcare Insurance Company, by recording a non-current receivable from the reinsurer with a corresponding non-current liability for ceded life and annuity contracts.

Other Assets

Significant items included in other assets include deferred financing costs associated with our convertible senior notes and with our credit facility, certain investments held in connection with our employee deferred compensation program, and an investment in a vision services provider (see Note 17, “Related Party Transactions”). The deferred financing costs are being amortized on a straight-line basis over the seven year term of the convertible senior notes and the five year term of the credit facility. As of December 31, 2009, other assets decreased compared with December 31, 2008 primarily due to the reclassification, to goodwill and intangible assets, of the $9.0 million initial purchase deposit of the Florida NetPASS acquisition (see Note 4, “Business Purchase Transactions”). Additionally, as of December 31, 2009, the fair value of the non-current asset relating to a rights agreement decreased $3.1 million (see Note 5, “Fair Value Measurements”) compared with the balance as of December 31, 2008.

Income Taxes

Deferred tax assets and liabilities are recorded based on temporary differences between the financial statement basis and the tax basis of assets and liabilities using presently enacted tax rates. We record accruals for uncertain tax positions by applying a two-step process. First, we determine whether it is more likely than not that a tax position will be sustained upon examination. In the second step, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. For further discussion and disclosure, see Note 13, “Income Taxes.”

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Fund Prime Series — Institutional Class, and the PFM Fund Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. As of December 31, 2009, and 2008, our investments with PFM totaled $296.0 million and $253.8 million, respectively. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Our investments consist solely of investment grade debt securities with a maximum maturity of ten years and an average duration of four years. Restricted investments are invested principally in certificates of deposit and treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our health plan subsidiaries operate.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risks and Uncertainties

Our profitability depends in large part on our ability to accurately predict and effectively manage medical care costs. We continually review our medical costs in light of our underlying claims experience and revised actuarial data. However, several factors could adversely affect medical care costs. These factors, which include changes in health care practices, inflation, new technologies, major epidemics, natural disasters, and malpractice litigation, are beyond our control and may have an adverse effect on our ability to accurately predict and effectively control medical care costs. Costs in excess of those anticipated could have a material adverse effect on our financial condition, results of operations, or cash flows.

At December 31, 2009, we operated in nine states (not including Nevada, where we no longer served members effective January 1, 2010), in some instances as a direct contractor with the state, and in others as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. Our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.

Segment Information

We present segment information externally in the same manner used by management to make operating decisions and assess performance. Each of our subsidiaries arranges for the provision of health care services to Medicaid, CHIP and Medicare members in return for compensation from state and Federal agencies. They share similar characteristics in the membership they serve, the nature of services provided and the method by which medical care is rendered. The subsidiaries are also subject to similar regulatory environments and long-term economic prospects. As such, we have one reportable segment.

Recent Accounting Pronouncements

In 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures, including these Notes to the Consolidated Financial Statements. The Codification does not impact our consolidated financial position, results of operations or cash flows.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence, or VSOE, of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010, however early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued an update that offers guidance on how to use a net asset value per share to estimate the fair value of investments in various types of funds including hedge funds, private equity funds, real estate funds, venture capital funds, and offshore fund vehicles. We adopted the update in the fourth quarter of 2009, and because we do not invest in such funds, it did not impact our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued an update that provides additional guidance clarifying the measurement of liabilities at fair value. Because we do not measure any of our liabilities at fair value, the adoption of the new standards did not impact our consolidated financial position, results of operations or cash flows.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued an amended standard for determining whether to consolidate a variable interest entity. This new standard amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. We adopted the standards in the fourth quarter of 2009, and the standard did not impact our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued a new standard for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the new standard during the second quarter of 2009 and, because the pronouncement only requires additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows. The required disclosure is included in Note 1, “Basis of Presentation.”

In April 2009, the FASB issued a new standard for the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. This new standard specifies that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). We adopted this standard in the second quarter of 2009 and it did not have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued a new standard that provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. This new standard also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, we are required to disclose in interim as well as annual reporting periods the inputs and valuation techniques used to measure fair value and discussion of changes in valuation techniques. We adopted this standard in the second quarter of 2009 and it did not have a material effect on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

3.	Earnings per Share

The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Shares outstanding at the beginning of the year	26,725	28,444	28,119
Weighted-average number of shares repurchased	(988)	(871)	—
Weighted-average number of shares issued	106	103	156

Denominator for basic earnings per share	25,843	27,676	28,275
Dilutive effect of employee stock options and stock grants(1)	141	96	144

Denominator for diluted earnings per share(2)	25,984	27,772	28,419

(1)	Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the years ended December 31, 2009, 2008 and 2007, there were approximately 620,000, 532,000, and 136,000 anti-dilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the years ended December 31, 2009, 2008 and 2007, there were approximately 21,000, 39,000, and 4,000 anti-dilutive weighted restricted shares, respectively.

(2)	Potentially dilutive shares issuable pursuant to our 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the years ended December 31, 2009, 2008 and 2007.

4.	Business Purchase Transactions

On January 1, 2009, we adopted the FASB’s revised standard for accounting for business combinations. The transaction described below under “Florida health plan,” was accounted for under the new standard. The adoption of the standard did not have a material effect on our consolidated financial position, results of operations or cash flows.

Florida health plan.  On December 31, 2009 (the acquisition date), we acquired 100% of the voting equity interests in Florida NetPASS, LLC (“NetPASS”). This acquisition included the purchase of the NetPASS limited liability company and its membership interests. We initially announced our intention to purchase NetPASS in August 2008. NetPASS was a provider of care management and administrative services at that time to approximately 58,000 Florida MediPass members in South and Central Florida (Florida MediPASS is the state of Florida’s Medicaid program). As a result of the acquisition, we have expanded our health plan operations to the southeastern United States.

Our wholly owned subsidiary, Molina Healthcare of Florida, Inc., was awarded a Medicaid managed care contract by the state of Florida in October 2008. Subsequently, NetPASS members have been notified of our intention to acquire NetPASS and, beginning in December 2008, offered membership with our Florida health plan on a county-by-county basis. Once transitioned, these members become full-risk members of the Florida health plan. That is, the Florida health plan receives fixed per member per month payments from the state of Florida for the care of these members, and the Florida health plan is at risk for the cost of the members’ medical care. As of December 31, 2008, we had transitioned fewer than 50 NetPASS members to our Florida health plan.

As of December 31, 2009, we have transitioned approximately 48,000 NetPASS members to our Florida health plan, and have recorded $28.7 million to goodwill and intangible assets relating to these members. Of this amount, we have paid the sellers $23.4 million, with the balance accrued to accounts payable and accrued liabilities. The $5.3 million current liability includes a 10% indemnification hold back totaling $2.9 million, as provided in the purchase agreement, and a $2.4 million payable to the sellers for membership transitioned to date as of December 31, 2009. Because the final membership reconciliation will take place in the second quarter of 2010, the provisional measurements of goodwill and intangible assets recorded as of December 31, 2009, are subject to change. The final purchase price of the acquisition will be based on the final membership transitioned to our Florida health plan under the terms of the purchase agreement. As of December 31, 2009, we do not expect adjustments relating to the final membership reconciliation to be significant. The following table summarizes the estimated fair values of the assets acquired as of December 31, 2009:

(In thousands)

Goodwill (indefinite life)	$17,048
Contract rights and licenses (five-year useful life)	8,576
Provider networks (10-year useful life)	3,076

$28,700

The entire amount recorded for goodwill is deductible for income tax purposes. The amount recorded for goodwill as of December 31, 2009, represents intangible assets that do not qualify for separate recognition as identifiable intangible assets.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have received a series of demand letters from the sellers of NetPASS related to the enrollment of members and the applicable purchase price. We believe the sellers’ demands are without merit, and in the event arbitration or litigation is commenced by the sellers, we intend to vigorously contest the sellers’ claims.

Missouri health plan.  Effective November 1, 2007, we acquired Mercy CarePlus, a licensed Medicaid managed care plan based in St. Louis, Missouri, to expand our market share within our core Medicaid managed care business. The results of operations for Mercy CarePlus are included in the consolidated financial statements from periods following November 1, 2007. The purchase price for the acquisition was $80.0 million, and was funded with available cash and proceeds from our issuance of convertible senior notes in October 2007. The purchase price was subject to certain post-closing adjustments. During the third quarter of 2009, we paid the sellers $2.5 million to settle all outstanding issues relating to the post-closing adjustments. We recorded this amount to goodwill in the accompanying consolidated balance sheets. Additionally during the post-acquisition period in 2008, we reduced goodwill by approximately $6.2 million, primarily due to the establishment of a deferred tax asset relating to the carryover tax basis in certain identifiable intangibles.

Other.  In June 2008, we paid $1.0 million and issued a total of 48,186 shares of our common stock in connection with our acquisition of the assets of The Game of Work, LLC. The purchase price consideration totaled $2.3 million. The Game of Work, LLC is a company specializing in productivity measurement and improvement, and is used internally to improve operational efficiency.

See Note 21, “Subsequent Events,” for further information regarding a business purchase transaction we announced in January 2010.

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

Based on quoted market prices, the fair value of our convertible senior notes issued in October 2007 was approximately $160.8 million, and $115.5 million as of December 31, 2009, and 2008, respectively. The carrying amount of the convertible senior notes was $158.9 million, and $164.9 million as of December 31, 2009, and 2008, respectively.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included investments and restricted investments as follows:

Balance Sheet Classification	Description

Current assets:
Investments	Investment grade debt securities; designated as available-for-sale; reported at fair value based on market prices that are readily available (Level 1). See Note 6, “Investments,” for further information regarding fair value.
Non-current assets:
Investments	Auction rate securities; designated as available-for-sale; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).
Auction rate securities; designated as trading; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).
Restricted investments	Interest-bearing deposits and U.S. treasury securities required by the respective states in which we operate, or required by contractual arrangement with a third party such as a provider group; designated as held-to-maturity; reported at amortized cost which approximates market value and based on market prices that are readily available (Level 1). See Note 10, “Restricted Investments,” for further information regarding fair value.
Other assets	Other assets include auction rate securities rights; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

As of December 31, 2009, $67.8 million par value (fair value of $59.7 million) of our investments consisted of auction rate securities, all of which were collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of December 31, 2009. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, and continued to be unavailable as of December 31, 2009. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of December 31, 2009. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost.

As of December 31, 2009, we held $40.9 million par value (fair value of $36.7 million) auction rate securities (designated as trading securities) with a certain investment securities firm. In the fourth quarter of 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value.

We account for the Rights as a freestanding financial instrument, and record the value of the Rights at fair value, which totaled $3.8 million, and $6.9 million at December 31, 2009, and 2008, respectively. To determine the fair value estimate of the Rights, we use a discounted cash-flow model based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the rights agreement.

For the year ended December 31, 2009, we recorded a pretax gain on the change in the fair value of the auction rate securities underlying the Rights totaling $3.4 million, which was offset by a pretax loss on the Rights totaling $3.1 million. In 2008, simultaneous to the recognition of the $6.9 million rights agreement described above, we

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded an other-than-temporary impairment of the underlying auction rate securities, and prior unrealized losses on the auction rate securities that had been recorded to other comprehensive loss through November 2008 were charged to income, totaling $7.2 million. We expect that the future changes in the fair value of the Rights will continue to be substantially offset by the fair value movements in the underlying auction rate securities.

As of December 31, 2009, the remainder of our auction rate securities (designated as available-for-sale securities) amounted to $26.9 million par value (fair value of $23.0 million). As a result of the increase in fair value of auction rate securities designated as available-for-sale, we recorded unrealized gains of $0.8 million ($0.5 million, net of tax) to accumulated other comprehensive income for the year ended December 31, 2009. We recorded unrealized losses of $7.6 million ($4.7 million, net of tax) to other comprehensive loss for the year ended December 31, 2008. We have deemed these unrealized gains and losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

Based on market conditions that resulted in the absence of quoted prices in active markets for our auction rate securities, we changed our valuation methodology for auction rate securities to a discounted cash flow analysis during the first quarter of 2008. Our assets measured at fair value on a recurring basis at December 31, 2009, were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investments (not including auction rate securities)	$174,844	$174,844	$—	$—
Auction rate securities (available-for-sale)	22,957	—	—	22,957
Auction rate securities (trading)	36,730	—	—	36,730
Auction rate securities rights	3,807	—	—	3,807
Restricted investments	36,274	36,274	—	—

Total assets measured at fair value	$274,612	$211,118	$—	$63,494

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)

Balance at December 31, 2008	$65,076
Total gains (realized or unrealized):
Included in earnings	294
Included in other comprehensive income	824
Settlements	(2,700)

Balance at December 31, 2009	$63,494

The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains relating to assets still held at December 31, 2009	$824

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investments

The following tables summarize our investments as of the dates indicated:

	December 31, 2009
	Cost or	Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

Government-sponsored enterprise securities	$89,451	$504	$281	$89,674
Municipal securities (including auction rate securities)	82,009	3,120	4,154	80,975
U.S. treasury notes	28,052	92	84	28,060
Certificates of deposit	3,258	—	—	3,258
Corporate bonds	32,543	206	185	32,564

	$235,313	$3,922	$4,704	$234,531

	December 31, 2008
	Cost or	Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

Government-sponsored enterprise securities	$93,994	$1,309	$79	$95,224
Municipal securities (including auction rate securities)	85,973	23	5,313	80,683
U.S. treasury notes	8,604	295	—	8,899
Certificates of deposit	13,494	—	—	13,494
Corporate bonds	50,315	155	731	49,739

	$252,380	$1,782	$6,123	$248,039

The contractual maturities of our investments as of December 31, 2009 are summarized below.

		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)

Due in one year or less	$67,475	$67,387
Due one year through five years	106,624	106,934
Due after five years through ten years	1,430	1,400
Due after ten years	59,784	58,810

	$235,313	$234,531

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales of available-for-sale securities were $60.3 million, $55.3 million, and $13.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net realized investment gains (losses) for the years ended December 31, 2009, 2008 and 2007 were $267,000, $342,000 and $(78,000) respectively.

We monitor our investments for other-than-temporary impairment. For investments other than our municipal securities, we have determined that unrealized gains and losses at December 31, 2009 and 2008 are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in municipal securities consists primarily of auction rate securities. As described in Note 5, “Fair Value Measurements,” the unrealized losses on these investments were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we do not intend to sell, nor is it more likely than not that we will be required to sell these investments before recovery of their cost, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at December 31, 2009.

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months and those that have been in a loss position for 12 months or more as of December 31, 2009 and 2008.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More
	as of December 31, 2009		as of December 31, 2009		Total as of December 31, 2009
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Municipal securities	$10,427	$77	$24,031	$3,902	$34,458	$3,979
Government-sponsored enterprise securities	11,192	150	7,297	94	18,489	244
U.S. treasury notes	5,572	34	—	—	5,572	34
Corporate bonds	8,170	124	1,203	36	9,373	160

	$35,361	$385	$32,531	$4,032	$67,892	$4,417

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More
	as of December 31, 2008		as of December 31, 2008		Total as of December 31, 2008
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Municipal securities	$41,901	$4,914	$—	$—	$41,901	$4,914
Government-sponsored enterprise securities	7,237	79	—	—	7,237	79
Corporate bonds	30,276	731	—	—	30,276	731

	$79,414	$5,724	$—	$—	$79,414	$5,724

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Receivables

Accounts receivable by health plan operating subsidiary were as follows:

	December 31,
	2009	2008
	(In thousands)

California	$34,289	$20,740
Michigan	14,977	6,637
Missouri	19,670	24,024
New Mexico	11,919	5,712
Ohio	37,004	34,562
Utah	6,107	20,614
Washington	9,910	14,184
Other	2,778	2,089

Total	$136,654	$128,562

Accounts receivable as of December 31, 2009, increased compared with the prior year generally as a result of increased membership across several of our health plans. These increases were partially offset by the decrease at our Utah health plan, due to the termination of the plan’s cost-plus reimbursement contract with the state of Utah effective September 1, 2009, as described further below.

Ohio.  As of December 31, 2009, the receivable due our Ohio health plan included two significant components. The first is approximately $5.1 million of accrued birth income, net, due from the state of Ohio. Birth income is a one-time payment for the delivery of a child from the Medicaid program in Ohio.

The second significant component of the Ohio receivable is approximately $28.8 million due from a capitated provider group. Although we have a capitation arrangement with this provider group, our agreement with them calls for us to pay for certain medical services incurred by the provider group’s members, and then to deduct the amount of such payments from future monthly capitation amounts owed to the provider group. Of the $28.8 million receivable, approximately $19.3 million represents medical services we have paid on behalf of the provider group, which we will deduct from capitation payments in the months of January and February 2010. The other component of the Ohio receivable includes an estimate of our liability for claims incurred by members of this provider group, not covered by capitation, for which we have not yet made payment. This amount totaled $9.5 million as of December 31, 2009. The offsetting liability for the amount of this receivable established for claims incurred but not paid is included in “Medical claims and benefits payable” in our consolidated balance sheets. As part of the agreement with this provider group, our Ohio health plan has withheld approximately $8.2 million from capitation payments due the group, and placed the funds in an escrow account. The Ohio health plan is entitled to the escrow amount if the provider group is unable to repay amounts owed to us for these incurred but not reported claims. The escrow account is included in “Restricted investments” in our consolidated balance sheets. During the year ended December 31, 2009, our average monthly capitation payment to this provider group was approximately $14 million.

Utah.  Prior to September 1, 2009, our Utah health plan’s agreement with the state of Utah called for the reimbursement of medical costs incurred in serving our members plus an administrative fee for a specified percentage of that medical cost amount (which was formerly 9% and most recently 6.5%), plus a portion of any cost savings realized as defined in the agreement. Our Utah health plan billed the state of Utah monthly for actual paid health care claims plus administrative fees. Prior to September 1, 2009, our receivable balance from the state of Utah included: (1) amounts billed to the state for actual paid health care claims plus administrative fees; and (2) amounts estimated for incurred but not paid claims, which, along with the related administrative fees, are not billable to the state of Utah until such claims are actually paid. Effective as of September 1, 2009, the Utah health plan’s agreement with the state of Utah became a prepaid capitation contract, under which the plan is paid a fixed per member per month amount.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California.  Effective October 1, 2009, the state of California implemented a delivery payment as part of its Medicaid managed care payment methodology. Accordingly, the California health plan only receives delivery payments upon acceptance by the state of a delivery encounter. The substitution of this methodology for a portion of the state payment that was previously paid as part of monthly capitation has, combined with the increase in enrollment at the California health plan during 2009, increased that health plan’s accounts receivable at December 31, 2009 when compared with December 31, 2008.

Michigan.  Accounts receivable at our Michigan health plan increased at December 31, 2009 when compared with December 31, 2008 as a result of: (1) the state’s notice that we would be receiving additional premium for the months of October and November 2009 in connection with a rate increase we received effective October 1, 2009; (2) the accrual of a performance bonus from the state of Michigan that was accrued at December 31, 2009 and received in January 2010; and (3) state delays in processing new born premiums at December 31, 2009.

Missouri.  Effective October 1, 2009, the state of Missouri carved out the Medicaid pharmacy benefit from the payments made to Medicaid health plans contracted in that state and retained responsibility for administering that benefit. As a result, monthly revenue (and the related receivable) recorded by the Missouri health plan have decreased at December 31, 2009 when compared with December 31, 2008.

New Mexico Effective July 1, 2009, the New Mexico health plan began performing certain administrative services for that state’s Medicaid program under a separate contract. Accounts receivable recorded in connection with that contract represent the majority of the increase in accounts receivable at the New Mexico health plan between December 31, 2008 and December 31, 2009.

Washington.  More rapid collection of delivery payments due from the state has reduced the Washington health plan’s accounts receivable at December 31, 2009 when compared with December 31, 2008.

8.	Property and Equipment

A summary of property and equipment is as follows:

	December 31,
	2009	2008
	(In thousands)

Land	$3,524	$3,461
Building and improvements	41,476	25,047
Furniture, equipment and automobiles	54,898	47,074
Capitalized computer software costs	66,526	56,211

	166,424	131,793

Less: accumulated depreciation and amortization on building and improvements, furniture, equipment and automobiles	(50,911)	(42,056)
Less: accumulated amortization on capitalized computer software costs	(37,342)	(24,679)

	(88,253)	(66,735)

Property and equipment, net	$78,171	$65,058

The increase in property and equipment for the year ended December 31, 2009 was primarily due to the build out and commencement of operations of our new information technology data center in Albuquerque, New Mexico. Depreciation expense recognized for building and improvements, furniture, equipment and automobiles was $11.0 million, $9.0 million, and $8.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. Amortization expense recognized for capitalized computer software costs was $14.2 million, $11.7 million, and $8.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Intangible Assets

Other intangible assets are amortized over their useful lives ranging from one to 15 years. The weighted average amortization period for contract rights and licenses is approximately 11 years, and for provider networks is approximately 10 years. Amortization expense on intangible assets recognized for the years ended December 31, 2009, 2008, and 2007 was $12.9 million, $13.0 million, and $10.8 million, respectively. Based on the balances of our identifiable intangible assets as of December 31, 2009, we estimate that our intangible asset amortization expense will be $14.6 million in 2010, $13.4 million in 2011, $11.0 million in 2012, $7.8 million in 2013, and $7.0 million in 2014. The following table provides the details of identified intangible assets, by major class, for the periods indicated:

		Accumulated	Net
	Cost	Amortization	Balance
	(In thousands)

Intangible assets:
Contract rights and licenses	$119,101	$51,246	$67,855
Provider networks	17,146	4,155	12,991

Balance at December 31, 2009	$136,247	$55,401	$80,846

Intangible assets:
Contract rights and licenses	$114,219	$46,160	$68,059
Provider networks	14,548	3,474	11,074

Balance at December 31, 2008	$128,767	$49,634	$79,133

The changes in the carrying amount of goodwill and indefinite-lived intangible assets were as follows (in thousands):

Balance as of December 31, 2008	$113,466
Goodwill recorded for acquisition of Florida NetPASS	17,048
Goodwill adjustment related to acquisition of the Missouri health plan	2,894

Balance at December 31, 2009	$133,408

Our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed.

10.	Restricted Investments

Pursuant to the regulations governing our subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities. Additionally, we maintain restricted investments as protection against the insolvency of

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitated providers. The following table presents the balances of restricted investments by health plan, and by our insurance company:

	December 31,
	2009	2008
	(In thousands)

California	$368	$367
Florida	2,052	9,828
Insurance Company	4,686	4,718
Michigan	1,000	1,000
Missouri	503	506
New Mexico	15,497	9,670
Ohio	9,036	8,459
Texas	1,515	1,521
Utah	578	577
Washington	151	151
Other	888	1,405

Total	$36,274	$38,202

As of December 31, 2009, the Florida health plan’s restricted investments decreased compared with the prior year due to the release of escrow funds relating to a settlement agreement with the state of Florida that was a component of the purchase price of NetPASS (see Note 4, “Business Purchase Transactions”). The increase in the New Mexico health plan’s restricted investments over the same period was due primarily to an increase in premium revenue at the plan, a percentage of which is used to determine the restricted investment balance required by the state of New Mexico. Additionally, the state of New Mexico’s calculation methodology changed to use gross premium revenue, rather than the net premiums after taxes and assessments, also resulting in an increase to the required balance.

The contractual maturities of our held-to-maturity restricted investments as of December 31, 2009 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$35,408	$35,425
Due one year through five years	724	721
Due after five years through ten years	142	155

	$36,274	$36,301

11.	Medical Claims and Benefits Payable

The following table presents the components of the change in our medical claims and benefits payable for the years ended December 31, 2009 and 2008. The negative amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Balances at beginning of period	$292,442	$311,606
Components of medical care costs related to:
Current period	3,227,794	2,683,399
Prior periods	(51,558)	(62,087)

Total medical care costs	3,176,236	2,621,312

Payments for medical care costs related to:
Current period	2,919,240	2,413,128
Prior periods	232,922	227,348

Total paid	3,152,162	2,640,476

Balances at end of period	$316,516	$292,442

Benefit from prior period as a percentage of:
Balance at beginning of period	17.6%	19.9%
Premium revenue	1.4%	2.0%
Total medical care costs	1.6%	2.4%

The overestimation of our liability for claims and medical benefits payable at December 31, 2008 led to the recognition of a benefit from prior period claims development for the year ended December 31, 2009 totaling $51.6 million. The overestimation of the claims liability at our Michigan, New Mexico, Ohio, and Washington health plans was principally the cause of the recognition of a benefit from prior period claims development. This was partially offset by the underestimation of our claims liability at December 31, 2008 at our California health plan. The details were as follows:

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

In 2008, overestimation of our claims liability, particularly at our Michigan and Washington health plans, at December 31, 2007 led to the recognition of a benefit from prior period claims development totaling $62.1 million, as follows:

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

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. However, that benefit will affect current period earnings only to the extent that the replenishment of the reserve for adverse claims development (and the re-accrual of administrative costs for the settlement of those claims) is less than the benefit recognized from the prior period liability. In 2009 and 2008 the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations as the amount of benefit recognized in each your was roughly consistent with that recognized in the previous year.

12.	Long-Term Debt

Convertible Senior Notes

In October 2007, we sold $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million. During 2009, we purchased and retired $13.0 million face amount of the Notes, so the remaining aggregate principal amount totaled $187.0 million as of December 31, 2009 (see further discussion below regarding the purchase program). The Notes rank equally in right of payment with our existing and future senior indebtedness.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2008, the FASB issued new standards relating to certain convertible debt instruments, which we adopted effective January 1, 2009 (see Note 1, “Basis of Presentation”). These standards require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component and an equity component, which we have done with respect to the Notes. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of December 31, 2009, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 57 months. The Notes’ if-converted value did not exceed their principal amount as of December 31, 2009. We allocated $24.5 million, net of the impact of deferred taxes, to the equity component of the Notes, which amount continued to be the carrying amount of the equity component as of December 31, 2008. At December 31, 2009, the equity component of the Notes, net of the impact of deferred taxes, was $24.0 million. The slight reduction in the amount of the equity component was due to amounts recorded as a result of our purchase of $13.0 million face amount of the Notes during the first quarter of 2009 (described further below). The following table provides the details of the liability amounts recorded:

	As of	As of
	December 30,	December 31,
	2009	2008
	(In thousands)

Details of the liability component:
Principal amount	$187,000	$200,000
Unamortized discount	(28,100)	(35,127)

Net carrying amount	$158,900	$164,873

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$7,076	$7,500	$1,688
Amortization of the discount on the liability component	4,782	4,707	1,012

Total interest cost recognized	$11,858	$12,207	$2,700

Securities Purchase Program.  Under the $25 million securities purchase program announced in January 2009, we purchased and retired $13.0 million face amount of the Notes during the first quarter of 2009. We purchased the Notes at an average price of $74.25 per $100 principal amount, for a total of $9.8 million, including accrued interest. The gain recognized during the quarter ended March 31, 2009 on the purchase of the Notes was $1.5 million, or approximately $0.04 per diluted share.

In March 2009, our board of directors authorized the purchase of up to an additional $25 million in aggregate of either our common stock or the Notes. The purchase program was funded with working capital, and common stock purchases were made from time to time on the open market or through privately negotiated transactions during

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009. The purchase program extended through December 31, 2009. See the details regarding the common stock purchases at Note 14, “Stockholders’ Equity.”

Credit Facility

In 2005, we entered into the Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”). Effective May 2007, we entered into a third amendment of the Credit Facility that increased the size of the revolving line of credit from $180.0 million to $200.0 million, maturing in May 2012. The Credit Facility is intended to be used for general corporate purposes.

Pending the closing of the acquisition of the HIM business and the effectiveness of the fourth amendment, interest rates on borrowings under the Credit Facility are based, at our election, on the London Interbank Offered Rate, or LIBOR, or the base rate plus an applicable margin. The base rate equals the higher of Bank of America’s prime rate or 0.500% above the federal funds rate. We also pay a commitment fee on the total unused commitments of the lenders under the Credit Facility. The applicable margins and commitment fee are based on our ratio of consolidated funded debt to consolidated earnings before interest expense, taxes, depreciation and amortization, or EBITDA. The applicable margins range between 0.750% and 1.750% for LIBOR loans and between 0.000% and 0.750% for base rate loans. The commitment fee ranges between 0.150% and 0.275%. In addition, we are required to pay a fee for each letter of credit issued under the Credit Facility equal to the applicable margin for LIBOR loans and a customary fronting fee. As of December 31, 2009 and 2008, there were no amounts outstanding under the Credit Facility.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of our California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At December 31, 2009, we were in compliance with all financial covenants in the Credit Facility. See Note 21, “Subsequent Events,” for further discussion of our fourth amendment and fifth amendment of the Credit Facility, relating to a business purchase transaction announced in January 2010.

13.	Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
Federal	$9,421	$32,972	$36,171
State	3,901	6,916	3,073

Total current	13,322	39,888	39,244

Deferred:
Federal	1,924	378	(3,955)
State	(2,498)	(490)	(338)

Total deferred	(574)	(112)	(4,293)

Change in valuation allowance	—	—	45

Total provision for income taxes	$12,748	$39,776	$34,996

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Taxes on income at statutory federal tax rate (35%)	$15,266	$34,782	$32,453
State income taxes, net of federal benefit	912	4,176	1,925
(Benefit) liability for unrecognized tax benefits	(3,315)	450	85
Other	(115)	368	533

Reported income tax expense	$12,748	$39,776	$34,996

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

During 2009, 2008, and 2007, tax-related benefits (deficiencies) on share-based compensation were $(718,000), $(292,000), and $853,000, respectively. Such amounts were recorded as adjustments to income taxes payable with a corresponding increase (decrease) to additional paid-in capital.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(In thousands)

Accrued expenses	$2,494	$6,785
Reserve liabilities	285	1,046
State taxes	1,151	172
Other accrued medical costs	1,628	1,724
Net operating losses	27	27
Unrealized (gains) losses	(408)	1,274
Unearned premiums	6,554	2,063
Prepaid expenses	(2,894)	(3,979)
Other, net	(80)	(41)

Deferred tax asset, net of valuation allowance — current	8,757	9,071

Accrued expenses	(281)	—
Reserve liabilities	2,501	1,684
State taxes	—	1,830
Other accrued medical costs	(866)	108
Net operating losses	237	971
Unrealized losses	1,480	199
Unearned premiums	(264)	—
Depreciation and amortization	(10,415)	(10,698)
Deferred compensation	6,817	5,876
Debt basis	(11,555)	(12,931)
Other, net	(160)	745
Valuation allowance	—	(695)

Deferred tax liability, net of valuation allowance — long term	(12,506)	(12,911)

Net deferred income tax liability	$(3,749)	$(3,840)

At December 31, 2009, we had federal and state net operating loss carryforwards of $344,000 and $3.8 million, respectively. The federal net operating loss begins expiring in 2011, and state net operating losses begin expiring in 2028. The utilization of the net operating losses is subject to certain limitations under federal and state law.

At December 31, 2009, we had California enterprise zone tax credit carryovers of $2.1 million which do not expire.

We have determined that as of December 31, 2008, $695,000 of deferred tax assets did not satisfy the recognition criteria. Accordingly, we recorded a valuation allowance of $695,000 as of December 31, 2008. The valuation allowance primarily related to the uncertainty of realizing certain Indiana state net operating loss carryforwards. We determined in 2009 that we would no longer file an Indiana state tax return, thus, rendering the state net operating loss carryover worthless. As such, we recorded a write-off of the deferred tax asset and corresponding valuation allowance relating to the Indiana state net operating loss carryover.

During 2008, $7.4 million of net deferred tax assets were established with a corresponding reduction to goodwill for certain acquired intangible assets in connection with the 2007 purchase of Mercy CarePlus.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally during 2008, $2.2 million of deferred tax assets relating to the 2006 purchase of the Cape Health Plan were derecognized which resulted in a corresponding increase to goodwill under purchase accounting.

We recognize tax benefits only if the tax position is more likely than not to be sustained. We are subject to income taxes in the U.S. and numerous state jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Gross unrecognized tax benefits at beginning of period	$(11,676)	$(10,278)	$(4,355)
Increases in tax positions for prior years	(3,748)	(3,310)	(3,197)
Decreases in tax positions for prior years	6,804	2,682	1,527
Increases in tax positions for current year	—	(2,061)	(4,935)
Decreases in tax positions for current year	—	892	—
Settlements	4,355	—	202
Lapse in statute of limitations	137	399	480

Gross unrecognized tax benefits at end of period	$(4,128)	$(11,676)	$(10,278)

As of December 31, 2009, we had $4.1 million of unrecognized tax benefits of which $3.4 million, if fully recognized, would affect our effective tax rate. We anticipate a decrease of $408,000 to our liability for unrecognized tax benefits within the next twelve-month period due to normal expiration of tax statutes.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, December 31, 2008, and December 31, 2007, we had accrued $75,000, $1.4 million and $638,000, respectively, for the payment of interest and penalties.

We may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2006 through 2009. We are under examination, or may be subject to examination, in certain state and local jurisdictions, with the major jurisdictions being California, Missouri, and Michigan, for the years 2004 through 2009. Our subsidiary, HCLB, entered into a closing agreement with the IRS in December 2009 that successfully concluded with certainty the IRS examination of HCLB for the year ended May 2006.

14.	Stockholders’ Equity

Under the purchase program described in Note 12, “Long-Term Debt,” we have purchased approximately 1.4 million shares of our common stock for $27.7 million (average cost of approximately $20.49 per share) during 2009. These purchases have increased diluted earnings per share for the year ended December 31, 2009 by $0.04. We have retired the $27.7 million of treasury shares purchased in 2009, and we have also retired $20.4 million of treasury shares that were purchased prior to 2009 ($48.1 million in aggregate). This resulted in the reduction of additional paid-in capital as of December 31, 2009, compared with December 31, 2008. Also in 2009, the treasury stock balance decreased as a result of the retirement of the $20.4 million of treasury shares purchased prior to 2009.

In April 2008, our board of directors authorized the purchase of up to $30 million of our common stock on the open market or through privately negotiated transactions, and then subsequently in July 2008, authorized the purchase of up to an additional one million shares of our common stock. We used working capital to fund the

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchases under these programs. The timing and amount of purchases were primarily made pursuant to a Rule 10b5-1 trading plans. Under these programs, we purchased approximately 1.9 million shares for an aggregate purchase price of $49.9 million (average cost of approximately $25.70 per share). These shares were subsequently retired in 2008.

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

15.	Employee Benefits

We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plan totaled $4.7 million, $3.9 million and $3.6 million in the years ended December 31, 2009, 2008, and 2007, respectively.

We also have a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.

16.	Stock Plans

In 2002, we adopted the 2002 Equity Incentive Plan (the “2002 Plan”), which provides for the award of stock options, restricted stock, performance shares, and stock bonuses to the company’s officers, employees, directors, consultants, advisors, and other service providers. The 2002 Plan initially allowed for the issuance of 1.6 million shares of common stock. Beginning January 1, 2004, shares eligible for issuance automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis, unless the board of directors affirmatively acts to nullify the automatic increase. There were 4.0 million shares reserved for issuance under the 2002 Plan as of January 1, 2009.

Restricted stock awards are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to four years from the date of grant. Stock option awards have an exercise price equal to the fair market value of our common stock on the date of grant, generally vest in equal annual installments over periods up to four years from the date of grant, and have a maximum term of ten years from the date of grant.

Under our 2002 Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. Under the ESPP, we issued 120,300 and 86,400 shares of our common stock during the years ended December 31, 2009 and 2008, respectively. Beginning January 1, 2004, and each year until the 2.2 million maximum aggregate number of shares reserved for issuance was reached on December 31, 2008, shares available for issuance under the ESPP automatically increased by 1% of total outstanding capital stock. The aggregate number of unissued common shares available for future grants under the 2002 Plan and the ESPP combined was 3.8 million as of December 31, 2009, and 3.9 million as of December 31, 2008.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of our stock-based compensation expense that are reported in general and administrative expenses in the consolidated statements of income:

	Year Ended December 31,
	2009		2008		2007
	Pretax	Net-of-Tax	Pretax	Net-of-Tax	Pretax	Net-of-Tax
	Charges	Amount	Charges	Amount	Charges	Amount

Restricted stock awards	$5,789	$3,589	$5,171	$3,206	$3,751	$2,335
Stock options (including expense relating to our ESPP)	1,696	1,052	2,640	1,637	3,437	2,139

Total	$7,485	$4,641	$7,811	$4,843	$7,188	$4,474

For both restricted stock and stock option awards, the expense is recognized over the vesting period, generally straight-line over four years. As of December 31, 2009, there was $12.2 million of unrecognized compensation cost related to unvested restricted stock awards, which we expect to recognize over a weighted-average period of 2.6 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 6% as of December 31, 2009. Also as of December 31, 2009, there was $0.9 million of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.3 years.

The total fair value of restricted shares vested during the years ended December 31, 2009, 2008, and 2007 was $3.2 million, $2.5 million, and $2.6 million, respectively. Unvested restricted stock activity for the year ended December 31, 2009 was as follows:

		Weighted-
		Average Grant Date
	Shares	Fair Value

Unvested balance as of December 31, 2008	470,955	$31.95
Granted	425,000	$18.93
Vested	(163,700)	$30.52
Forfeited	(44,625)	$25.82

Unvested balance as of December 31, 2009	687,630	$24.64

No stock options were exercised during the year ended December 31, 2009; the total intrinsic value of stock options exercised during the year ended December 31, 2008 was nominal. The total intrinsic value of stock options exercised during the year ended December 31, 2007 amounted to $4.3 million. Stock option activity for the year ended December 31, 2009 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term (Years)	(000s)

Outstanding at December 31, 2008	665,339	$30.29
Forfeited	(14,600)	$31.96

Outstanding at December 31, 2009	650,739	$30.25	5.8	$288

Exercisable and expected to vest at December 31, 2009(a)	640,478	$30.22	5.8	$288

Exercisable at December 31, 2009	542,905	$29.92	5.5	$288

(a)	Stock options exercisable and expected to vest at December 31, 2009 information is based on an estimated forfeiture rate of 13%.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2009	Life (Years)	Price	2009	Price

$4.50 - $27.49	164,170	4.0	$23.11	162,670	$23.10
$28.66 - $28.66	173,744	6.1	$28.66	173,744	$28.66
$29.17 - $30.05	9,350	5.9	$29.86	9,350	$29.86
$31.32 - $44.29	303,475	6.7	$35.03	197,141	$36.66

	650,739	5.8	$30.25	542,905	$29.92

The Black-Scholes valuation model was used to estimate the fair value of stock options at grant date (for options awarded in 2008 and 2007; no options were awarded in 2009) based on the assumptions noted in the following table. The risk-free interest rate is based on the implied yield on U.S. treasury zero coupon issues for the expected option term. The expected volatility is based on historical volatility levels of our common stock. Beginning in the first quarter of 2008, we used an expected term for each option award based on historical experience of employee post-vesting exercise and termination behavior. Prior to 2008, the expected option term of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. This change did not produce materially different valuation results for the stock options awarded in 2008. The assumptions disclosed below represent a weighted-average of the assumptions used for all of our stock option grants throughout each of the years presented.

	Year Ended December 31,
	2008	2007

Risk-free interest rate	2.5%	4.5%
Expected volatility	45.3%	47.1%
Expected option life (in years)	4	6
Expected dividend yield	0%	0%
Grant date weighted-average fair value	$12.80	$16.37

17.	Related Party Transactions

We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of December 31, 2009 and 2008, our carrying amount for this investment totaled $4.1 million and $3.6 million, respectively. During 2008, we advanced this provider $1.3 million, all of which was collected during 2009. For the years ended December 31, 2009, 2008, and 2007, we paid $21.8 million, $15.4 million, and $10.9 million, respectively, for medical service fees to this provider.

We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, the sister of Dr. J. Mario Molina, our Chief Executive Officer, and John Molina, our Chief Financial Officer. Amounts paid to Pacific Hospital under the terms of this fee-for-service agreement were $745,000, $242,000, and $157,000 for the years ended December 31, 2009, 2008, and 2007, respectively. We also had a capitation arrangement with Pacific Hospital, where we paid Pacific Hospital a fixed monthly fee per member. This contract was terminated by the parties effective August 31, 2009. Amounts paid to Pacific Hospital for capitated services totaled approximately $1.1 million, $3.8 million, and $4.8 million for the years ended

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008, and 2007, respectively. We believe that both arrangements with Pacific Hospital are based on prevailing market rates for similar services.

18.	Commitments and Contingencies

Leases

We lease office space, clinics, equipment, and automobiles under agreements that expire at various dates through 2018. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases consist of the following approximate amounts:

Year ending December 31,
(In thousands)

2010	$21,334
2011	20,761
2012	18,604
2013	15,183
2014	13,522
Thereafter	39,576

Total minimum lease payments	$128,980

Rental expense related to these leases totaled $20.8 million, $17.5 million, and $18.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Employment Agreements

During 2001 and 2002, we entered into employment agreements with three current executives with initial terms of one to three years, subject to automatic one-year extensions thereafter. In most cases, should the executive be terminated without cause or resign for good reason before a change of control, as defined, we will pay one year’s base salary and termination bonus, as defined, in addition to full vesting of 401(k) employer contributions and stock-based awards, and a cash sum equal in value to health and welfare benefits provided for 18 months. If any of the executives are terminated for cause, no further payments are due under the contracts.

In most cases, if termination occurs within two years following a change of control, the employee will receive two times their base salary and termination bonus, in addition to full vesting of 401(k) employer contributions and stock-based awards, and a cash sum equal in value to health and welfare benefits provided for three years.

Executives who receive severance benefits, whether or not in connection with a change of control, will also receive all accrued benefits for prior service including a termination bonus.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional Liability Insurance

We carry medical malpractice insurance for health care services rendered through our clinics in California. Claims-made coverage under this policy is $1.0 million per occurrence with an annual aggregate limit of $3.0 million for each of the years ended December 31, 2009, 2008, and 2007. We also carry claims-made managed care errors and omissions professional liability insurance for our health plan operations. This insurance is subject to a coverage limit of $15.0 million per occurrence and $15.0 million in the aggregate for each policy year.

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

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. Our health plans are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances or cash dividends was $368.7 million at December 31, 2009, and $355.0 million at December 31, 2008. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, Missouri, New Mexico, Ohio, Texas, Washington, and Utah have adopted these rules, which may vary from state to state. California and Florida have not yet adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.

As of December 31, 2009, our health plans had aggregate statutory capital and surplus of approximately $377.7 million compared with the required minimum aggregate statutory capital and surplus of approximately $257.1 million. All of our HMOs were in compliance with the minimum capital requirements at December 31, 2009. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

19.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For The Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In thousands)

Premium revenue	$857,484	$925,507	$914,805	$962,411
Operating income (loss)	24,115	20,726	16,274	(3,722)
Income (loss) before income taxes	20,700	17,503	12,995	(7,582)
Net income (loss)	12,211	14,565	8,564	(4,472)
Net income (loss) per share(1),(2):
Basic	$0.46	$0.56	$0.34	$(0.18)

Diluted	$0.46	$0.56	$0.33	$(0.18)

	For The Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008(1)	2008(1)	2008(1)	2008(1)
	(In thousands)

Premium revenue	$729,638	$761,153	$791,554	$808,895
Operating income	24,451	30,258	30,429	27,467
Income before income taxes(3)	21,083	26,833	27,309	24,149
Net income(3)	12,475	15,823	16,480	14,820
Net income per share(1),(3):
Basic	$0.44	$0.57	$0.60	$0.55

Diluted	$0.44	$0.56	$0.60	$0.55

(1)	Potentially dilutive shares issuable pursuant to our 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the years ended December 31, 2009 and 2008.

(2)	For the quarter ended December 31, 2009, no potentially dilutive options or nonvested stock were included in the computation of our diluted loss per share because to do so would have been anti-dilutive for that period.

(3)	The Company’s consolidated statement of income for the year ended December 31, 2008 has been recast to reflect the adoption of ASC Subtopic 470-20, Debt with Conversion and Other Options (see Note 1).

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Condensed Financial Information of Registrant

Following are our parent company only condensed balance sheets as of December 31, 2009 and 2008, and our condensed statements of income and condensed statements of cash flows for each of the three years in the period ended December 31, 2009.

Condensed Balance Sheets

	December 31,
	2009	2008(1)
	(In thousands except per- share data)

ASSETS
Current assets:
Cash and cash equivalents	$26,040	$42,776
Investments	3,002	9,745
Income tax receivable	—	3,119
Deferred income taxes	—	6,230
Due from affiliates	19,121	13,247
Prepaid and other current assets	11,435	10,228

Total current assets	59,598	85,345
Property and equipment, net	65,067	53,471
Goodwill	45,943	3,721
Investments	16,516	16,364
Investment in subsidiaries	545,731	568,224
Advances to related parties and other assets	16,742	19,379

	$749,597	$746,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,577	$24,595
Long-term debt	158,900	164,873
Deferred income taxes	10,769	12,530
Other long-term liabilities	12,613	12,744

Total liabilities	206,859	214,742

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized, outstanding 25,607 shares at December 31, 2009 and 26,725 shares at December 31, 2008	26	27
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	129,902	170,681
Accumulated other comprehensive loss, net of tax	(1,812)	(2,310)
Retained earnings	414,622	383,754
Treasury stock, at cost; 1,201 shares at December 31, 2008	—	(20,390)

Total stockholders’ equity	542,738	531,762

	$749,597	$746,504

(1)	The Registrant’s condensed statement of financial position as of December 31, 2008, has been recast to reflect the adoption of FASB Accounting Standards Codification (ASC) Subtopic 470-20, Debt with Conversion and Other Options (see Note 1).

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

	Year Ended December 31,
	2009	2008(1)	2007(1)
	(In thousands)

Revenue:
Management fees	$218,571	$190,361	$154,071
Other operating revenue	340	177	186
Investment income	1,540	2,733	2,915

Total revenue	220,451	193,271	157,172
Expenses:
Medical care costs	26,865	21,759	22,042
General and administrative expenses	160,792	143,709	114,616
Depreciation and amortization	25,223	18,980	15,101

Total expenses	212,880	184,448	151,759

Gain on purchase of convertible senior notes	1,532	—	—

Operating income	9,103	8,823	5,413
Interest expense	(13,770)	(13,167)	(5,459)

Loss before income taxes and equity in net income of subsidiaries	(4,667)	(4,344)	(46)
Income tax (benefit) expense	(3,755)	(456)	1,963

Net loss before equity in net income of subsidiaries	(912)	(3,888)	(2,009)
Equity in net income of subsidiaries	31,780	63,486	59,735

Net income	$30,868	$59,598	$57,726

(1)	The Registrant’s condensed statements of income for the years ended December 31, 2008 and 2007 have been recast to reflect the adoption of FASB ASC Subtopic 470-20, Debt with Conversion and Other Options (see Note 1).

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities:
Cash provided by operating activities	$40,551	$17,532	$23,500

Investing activities:
Net dividends from and capital contributions to subsidiaries	21,960	42,872	(16,890)
Purchases of investments	(3,844)	(25,515)	(74,604)
Sales and maturities of investments	12,669	56,833	29,946
Cash paid in business purchase transactions	(2,894)	(1,000)	(80,045)
Purchases of equipment	(32,245)	(33,047)	(20,159)
Changes in amounts due to and due from affiliates	(17,074)	(6,542)	2,887
Change in other assets and liabilities	(540)	3,170	1,192

Net cash provided by (used in) investing activities	(21,968)	36,771	(157,673)

Financing activities:
Treasury stock purchases	(27,712)	(49,940)	—
Purchase of convertible senior notes	(9,653)	—	—
Proceeds from issuance of convertible senior notes	—	—	200,000
Repayments of amounts borrowed under credit facility	—	—	(45,000)
Payment of credit facility fees	—	—	(551)
Payment of convertible senior notes fees	—	—	(6,498)
Excess tax benefits from employee stock compensation	31	43	853
Proceeds from exercise of stock options and employee stock plan purchases	2,015	2,084	4,257

Net cash (used in) provided by financing activities	(35,319)	(47,813)	153,061

Net (decrease) increase in cash and cash equivalents	(16,736)	6,490	18,888
Cash and cash equivalents at beginning of year	42,776	36,286	17,398

Cash and cash equivalents at end of year	$26,040	$42,776	$36,286

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes to Condensed Financial Information of Registrant

Note A — Basis of Presentation

Molina Healthcare, Inc. (Registrant) was incorporated on July 24, 2002. Prior to that date, Molina Healthcare of California (formerly known as Molina Medical Centers) operated as a California health plan and as the parent company for Molina Healthcare of Utah, Inc. and Molina Healthcare of Michigan, Inc. In June 2003, the employees and operations of the corporate entity were transferred from Molina Healthcare of California to the Registrant.

The Registrant’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent company-only financial statements should be read in conjunction with the consolidated financial statements and accompanying notes.

Note B — Transactions with Subsidiaries

The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2009, 2008, and 2007 for these services totaled $218.6 million, $190.4 million, and $154.1 million, respectively, which are included in operating revenue.

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

Note C — Capital Contribution and Dividends

During 2009, 2008, and 2007, the Registrant received dividends from its subsidiaries totaling $76.7 million, $91.5 million, and $39.0 million, respectively. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries.

During 2009, 2008, and 2007, the Registrant made capital contributions to certain subsidiaries totaling $54.7 million, $48.6 million, and $55.9 million, respectively, primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries.

Note D — Related Party Transactions

The Registrant has an equity investment in a medical service provider that provides certain vision services to its members. The Registrant accounts for this investment under the equity method of accounting because the Registrant has an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of December 31, 2009 and 2008, the Registrant’s carrying amount for this investment totaled $4.1 million and $3.6 million, respectively. During 2008, the Registrant advanced this provider $1.3 million, all of which was collected during 2009. For the years ended December 31, 2009, 2008 and 2007, the Registrant paid $21.8 million, $15.4 million, and $10.9 million, respectively, for medical service fees to this provider.

The Registrant is a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, the sister of Dr. J. Mario Molina, our Chief Executive Officer, and John Molina, our Chief Financial Officer. Amounts paid to Pacific Hospital under the terms of this fee-for-service agreement were $745,000, $242,000, and $157,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The Registrant also had a capitation arrangement with Pacific Hospital, where the Registrant paid

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pacific Hospital a fixed monthly fee per member. This contract was terminated by the parties effective August 31, 2009. Amounts paid to Pacific Hospital for capitated services totaled approximately $1.1 million, $3.8 million, and $4.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. The Registrant believes that both arrangements with Pacific Hospital are based on prevailing market rates for similar services.

Note 21.	Subsequent Events

Acquisition of HIM

On January 18, 2010, we entered into a definitive agreement to acquire the Health Information Management, or HIM, business of Unisys Corporation. The purchase price is expected to be approximately $135 million, subject to a standard working capital adjustment, to be paid in cash at closing using our credit facility. The acquisition, which is expected to close in the first half of 2010, is subject to customary regulatory approvals and closing conditions, including receipt of customer consents.

The HIM business provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS. MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. The HIM business currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program. Annual revenues of the HIM business are currently approximately $110 million. We expect the approximately 900 employees of the HIM business to become our employees upon closing of the transaction, and following the closing Unisys has agreed to provide certain transitional and technology support services to us for up to one year.

Subject to the closing of the HIM acquisition, in November 2009 we agreed to enter into a fourth amendment to the Credit Facility. The fourth amendment will become effective upon the closing of the acquisition of the HIM business. The fourth amendment is required because the $135 million purchase price for the HIM business exceeds the currently applicable deal size threshold under the terms of the Credit Facility. Pursuant to the fourth amendment, the lenders have consented to our acquisition of the HIM business.

Upon its effectiveness at the closing, the fourth amendment would increase the commitment fee on the total unused commitments of the lenders under the Credit Facility to 50 basis points on all levels of the pricing grid, with the pricing grid referring to our ratio of consolidated funded debt to consolidated EBITDA. The pricing for LIBOR loans and base rate loans would be raised by 200 basis points at every level of the pricing grid. The applicable margins would thus range between 2.75% and 3.75% for LIBOR loans, and between 1.75% and 2.75% for base rate loans. Until the delivery of a compliance certificate with respect to our financial statements for the quarter ending after the HIM business acquisition closes, the applicable margin shall be fixed at 3.5% for LIBOR loans and 2.5% for base rate loans. In connection with the lenders’ approval of the fourth amendment, a consent fee of 10 basis points was paid on the amount of each consenting lender’s commitment. In addition, the fourth amendment would carve out from our indebtedness and restricted payment covenants under the Credit Facility the $187.0 million current principal amount of the Notes (although the $187.0 million indebtedness would still be included in the calculation of our Consolidated Leverage Ratio); increase the amount of surety bond obligations we may incur; increase our allowable capital expenditures; and reduce the fixed charge coverage ratio from 3.50x to 2.75x (on a pro forma basis) at December 31, 2009, and 3.00x thereafter.

On March 15, 2010, we agreed to enter into a fifth amendment to the Credit Facility. The fifth amendment will also become effective upon the closing of the acquisition of the HIM business. The fifth amendment is required because, after giving effect to the acquisition of the HIM business on a pro forma basis, and inclusive of the Company’s fourth quarter 2009 EBITDA of only $5.9 million, the Company’s consolidated leverage ratio for the preceding four fiscal quarters would exceed the currently applicable ratio of 2.75 to 1.0. The fifth amendment will increase the maximum consolidated leverage ratio under the Credit Facility to 3.25 to 1.0 for the fourth quarter of 2009 (on a pro forma basis), and to 3.50 to 1.0 for the first, second, and third quarters of 2010, excluding the single date of September 30, 2010. On September 30, 2010, the maximum consolidated leverage ratio shall revert back to 2.75 to 1.0. However, if the Company has actually reduced its consolidated leverage ratio to no more than 2.75 to 1.0

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on or before August 15, 2010, the consolidated leverage ratio under the Credit Facility will revert back to 2.75 to 1.0 on August 15, 2010. On the date that the consolidated leverage ratio reverts to 2.75 to 1.0 — whether August 15, 2010 or September 30, 2010 — the aggregate commitments of the lenders under the Credit Facility shall be reduced on a pro rata basis from $200 million to $150 million. In connection with the lenders’ approval of the fifth amendment, we will pay an amendment fee of 25 basis points on the amount of each consenting lender’s commitment. We will also pay an incremental commitment fee of 12.5 basis points based on each lender’s unfunded commitment during the period from the effective date of the fifth amendment through the date that the maximum consolidated leverage ratio is reduced to 2.75 to 1.0, plus a potential duration fee of 50 basis points payable on August 15, 2010 in the event that the consolidated leverage ratio has not been reduced to 2.75 to 1.0 by August 15, 2010.

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

Evaluation of Disclosure Controls and Procedures:  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls:  There were no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page 109 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Item 9B.	Other Information

On March 15, 2010, we agreed to enter into a fifth amendment to our Credit Facility. The fifth amendment will become effective upon the closing of the acquisition of the HIM business. The fifth amendment is required because, after giving effect to the acquisition of the HIM business on a pro forma basis, and inclusive of the Company’s fourth quarter 2009 EBITDA of only $5.9 million, the Company’s consolidated leverage ratio for the preceding four fiscal quarters would exceed the currently applicable ratio of 2.75 to 1.0. The fifth amendment will increase the maximum consolidated leverage ratio under the Credit Facility to 3.25 to 1.0 for the fourth quarter of 2009 (on a pro forma basis), and to 3.50 to 1.0 for the first, second, and third quarters of 2010, excluding the single date of September 30, 2010. On September 30, 2010, the maximum consolidated leverage ratio shall revert back to 2.75 to 1.0. However, if the Company has actually reduced its consolidated leverage ratio to no more than 2.75 to 1.0 on or before August 15, 2010, the consolidated leverage ratio under the Credit Facility will revert back to 2.75 to 1.0 on August 15, 2010. On the date that the consolidated leverage ratio reverts to 2.75 to 1.0 — whether August 15, 2010 or September 30, 2010 — the aggregate commitments of the lenders under the Credit Facility shall be reduced on a pro rata basis from $200 million to $150 million. In connection with the lenders’ approval of the fifth amendment, we will pay an amendment fee of 25 basis points on the amount of each consenting lender’s commitment. We will also pay an incremental commitment fee of 12.5 basis points based on each lender’s unfunded commitment during the period from the effective date of the fifth amendment through the date that the maximum consolidated leverage ratio is reduced to 2.75 to 1.0, plus a potential duration fee of 50 basis points payable on August 15, 2010 in the event that the consolidated leverage ratio has not been reduced to 2.75 to 1.0 by August 15, 2010.

The foregoing summary of the terms of the fifth amendment does not purport to be complete and is qualified in its entirety by reference to the fifth amendment, which is filed as Exhibit 10.22 hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Molina Healthcare, Inc.

We have audited Molina Healthcare, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Molina Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Los Angeles, California
March 16, 2010

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

(a)	Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2010 Annual Meeting of Stockholders under “Proposal No. 1 — Election of Three Class II Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b)	Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item X of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and will also appear in our Proxy Statement for our 2010 Annual Meeting of Stockholders. Such portion of the Proxy Statement is incorporated herein by reference.

(c)	Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2010 Annual Meeting of Stockholders under “Corporate Governance,” “Corporate Governance and Nominating Committee,” “Corporate Governance Guidelines,” and “Code of Business Conduct and Ethics.” These portions of our Proxy Statement are incorporated herein by reference.

(d)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC, and to furnish us with copies of the forms. Purchases and sales of our equity securities by such persons are published on our website at www.molinahealthcare.com. Based on our review of the copies of such reports, on our involvement in assisting our reporting persons with such filings, and on written representations from our reporting persons, we believe that, during 2009, each of our executive officers, directors, and greater than ten percent stockholders complied with all such filing requirements on a timely basis.

Item 11.	Executive Compensation

The information which will appear in our Proxy Statement for our 2010 Annual Meeting under the captions “Compensation Committee Interlocks,” “Non-Employee Director Compensation,” and “Compensation Discussion and Analysis,” is incorporated herein by reference. The information which will appear in our Proxy Statement under the caption “Compensation Committee Report” is not incorporated herein by reference.

The table below, which was inadvertently omitted from our 2009 Proxy Statement, shows the number of shares of restricted stock held by our named executive officers which vested during fiscal year 2008.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
Name	Acquired On Exercise (#)	Exercise ($)	Acquired on Vesting (#)	Vesting ($)

J. Mario Molina	—	—	—	—

John C. Molina	—	—	—	—

Mark L. Andrews	—	—	1,387	43,899	(1)
	—	—	1,000	24,680	(2)

Terry Bayer	—	—	1,387	43,899	(3)

James W. Howatt	—	—	550	18,431	(4)
	—	—	625	19,781	(5)
	—	—	763	21,707	(6)

1.	On March 1, 2008, 1,387 restricted shares vested in favor of Mr. Andrews at a closing market price of $31.65.

2.	On July 1, 2008, 1,000 restricted shares vested in favor of Mr. Andrews at a closing market price of $24.68.

3.	On March 1, 2008, 1,387 restricted shares vested in favor of Ms. Bayer at a closing market price of $31.65.

4.	On February 9, 2008, 550 restricted shares vested in favor of Dr. Howatt at a closing market price of $33.51.

5.	On March 1, 2008, 625 restricted shares vested in favor of Dr. Howatt at a closing market price of $31.65.

6.	On May 29, 2008, 763 restricted shares vested in favor of Dr. Howatt at a closing market price of $28.45.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management will appear in our Proxy Statement for our 2010 Annual Meeting of Stockholders under “Information About Stock Ownership.” This portion of the Proxy Statement is incorporated herein by reference. The information required by this item regarding our equity compensation plans is set forth in Part II, Item 5 of this report and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2010 Annual Meeting of Stockholders under “Related Party Transactions.” Information concerning director independence will appear in our Proxy Statement under “Director Independence.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2010 Annual Meeting of Stockholders under “Disclosure of Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and exhibits listed below are filed as part of this report.

(1)	The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 60 through 108 of this Annual Report on Form 10-K and are incorporated by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — At December 31, 2009 and 2008
Consolidated Statements of Operations — Years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows — Years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

None of the schedules apply, or the information required is included in the Notes to the Consolidated Financial Statements.

(3)  Exhibits

Reference is made to the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2010.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Molina, M.D.
Joseph M. Molina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Molina Joseph M. Molina, M.D.	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	March 16, 2010

/s/ John C. Molina John C. Molina, J.D.	Director, Chief Financial Officer, and Treasurer (Principal Financial Officer)	March 16, 2010

/s/ Joseph W. White Joseph W. White, CPA, MBA	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2010

/s/ Charles Z. Fedak Charles Z. Fedak, CPA, MBA	Director	March 16, 2010

/s/ Frank E. Murray Frank E. Murray, M.D.	Director	March 16, 2010

/s/ Steven Orlando Steven Orlando, CPA (inactive)	Director	March 16, 2010

/s/ Sally K. Richardson Sally K. Richardson	Director	March 16, 2010

/s/ Ronna Romney Ronna Romney	Director	March 16, 2010

/s/ John P. Szabo, Jr. John P. Szabo, Jr.	Director	March 16, 2010

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002.
3.2	Amended and Restated Bylaws	Filed as Exhibit 3.2 to registrant’s Form 8-K filed February 17, 2009.
4.1	Indenture dated as of October 11, 2008	Filed as Exhibit 4.1 to registrant’s Form 8-K filed October 5, 2008.
4.2	First Supplemental Indenture dated as of October 11, 2008	Filed as Exhibit 4.2 to registrant’s Form 8-K filed October 5, 2008.
4.3	Global Form of 3.75% Convertible Senior Note due 2014	Filed as Exhibit 4.3 to registrant’s Form 8-K filed October 5, 2008.
10.1	2000 Omnibus Stock and Incentive Plan	Filed as Exhibit 10.12 to registrant’s Form S-1 filed December 30, 2002.
10.2	2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant’s Form S-1 filed December 30, 2002.
10.3	Form of Stock Option Agreement under 2002 Equity Incentive Plan	Filed as Exhibit 10.3 to registrant’s Form 10-K filed March 14, 2007.
10.4	2002 Employee Stock Purchase Plan	Filed as Exhibit 10.14 to registrant’s Form S-1 filed December 30, 2002.
10.5	2005 Molina Deferred Compensation Plan adopted November 6, 2006	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed November 9, 2006.
10.6	2005 Incentive Compensation Plan	Filed as Appendix A to registrant’s Proxy Statement filed March 28, 2005.
10.7	Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.8	Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.9	Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.10	Amended and Restated Employment Agreement with J. Mario Molina, M.D. dated as of December 31, 2009	Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 7, 2010.
10.11	Amended and Restated Employment Agreement with John C. Molina dated as of December 31, 2009	Filed as Exhibit 10.2 to registrant’s Form 8-K filed January 7, 2010.
10.12	Amended and Restated Employment Agreement with Mark L. Andrews dated as of December 31, 2009	Filed as Exhibit 10.3 to registrant’s Form 8-K filed January 7, 2010.
10.13	Amended and Restated Change in Control Agreement with Terry Bayer, dated as of December 31, 2009	Filed as Exhibit 10.4 to registrant’s Form 8-K filed January 7, 2010.
10.14	Amended and Restated Change in Control Agreement with James W. Howatt, M.D., dated as of December 31, 2009	Filed as Exhibit 10.5 to registrant’s Form 8-K filed January 7, 2010.
10.15	Amended and Restated Change in Control Agreement with Joseph W. White, dated as of December 31, 2009	Filed as Exhibit 10.6 to registrant’s Form 8-K filed January 7, 2010.
10.16	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007.
10.17	Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare, Inc., as the Borrower, certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed March 10, 2005.

Number	Description	Method of Filing

10.18	First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of October 5, 2005, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed October 13, 2005.
10.19	Second Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of November 6, 2006, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed November 9, 2006.
10.20	Third Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of May 25, 2008, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 31, 2008.
10.21	Fourth Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of , 2010, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent (date to be inserted on Fourth Amendment Effective Date)	Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 19, 2010.
10.22	Fifth Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of , 2010, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent (date to be inserted on Fifth Amendment Effective Date)	Filed herewith.
10.23	Office Lease with Pacific Towers Associates for 200 Oceangate Corporate Headquarters.	Filed as Exhibit 10.34 to registrant’s Form 10-K filed March 17, 2008.
10.24	Hospital Services Agreement (fee-for-service) by and between Molina Healthcare of California, a California corporation, and Pacific Hospital of Long Beach	Filed herewith.
10.25	Hospital Services Agreement (capitation) by and between Molina Healthcare of California, a California corporation, and HealthSmart Pacific, Inc., dba Pacific Hospital of Long Beach	Filed herewith.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21.1	List of subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.