Form 10-Q
period 2010-03-31
MOLINA HEALTHCARE INC
filed 2010-05-10
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of April 30, 2010, was approximately 25,730,000.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements.
MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Amounts in thousands,
	except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$438,281	$469,501
Investments	175,911	174,844
Receivables	128,600	136,654
Income and related taxes refundable	3,132	6,067
Deferred income taxes	4,279	8,757
Prepaid expenses and other current assets	15,051	15,583

Total current assets	765,254	811,406
Property and equipment, net	77,879	78,171
Goodwill and intangible assets, net	210,605	214,254
Investments	55,580	59,687
Restricted investments	36,930	36,274
Receivable for ceded life and annuity contracts	25,378	25,455
Other assets	19,322	19,988

	$1,190,948	$1,245,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$326,973	$316,516
Accounts payable and accrued liabilities	86,033	71,732
Deferred revenue	11,321	101,985

Total current liabilities	424,327	490,233
Long-term debt	160,143	158,900
Deferred income taxes	11,201	12,506
Liability for ceded life and annuity contracts	25,378	25,455
Other long-term liabilities	16,073	15,403

Total liabilities	637,122	702,497

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 25,728 shares at March 31, 2010 and 25,607 shares at December 31, 2009	26	26
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	130,272	129,902
Accumulated other comprehensive loss	(1,684)	(1,812)
Retained earnings	425,212	414,622

Total stockholders’ equity	553,826	542,738

	$1,190,948	$1,245,235

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands, except per share data)
	(Unaudited)
Revenue:
Premium revenue	$965,220	$857,484
Investment income	1,521	3,547

Total revenue	966,741	861,031

Expenses:
Medical care costs	822,816	737,888
General and administrative expenses	113,426	92,462
Depreciation and amortization	10,061	9,052

Total expenses	946,303	839,402

Gain on retirement of convertible senior notes	—	1,532

Operating income	20,438	23,161
Interest expense	(3,357)	(3,415)

Income before income taxes	17,081	19,746
Income tax expense	6,491	7,535

Net income	$10,590	$12,211

Net income per share:
Basic	$0.41	$0.46

Diluted (1)	$0.41	$0.46

Weighted average shares outstanding:
Basic	25,646	26,530

Diluted (1)	25,837	26,561

(1)
Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the quarters ended March 31, 2010 and 2009.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands)
	(Unaudited)
Net income	$10,590	$12,211
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	128	(32)

Other comprehensive gain (loss)	128	(32)

Comprehensive income	$10,718	$12,179

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
	(Unaudited)
Operating activities:
Net income	$10,590	$12,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,061	9,052
Unrealized gain on trading securities	(540)	(3,639)
Loss on rights agreement	493	3,323
Deferred income taxes	3,094	4,988
Stock-based compensation	2,136	1,434
Non-cash interest on convertible senior notes	1,243	1,194
Gain on repurchase and retirement of convertible senior notes	—	(1,532)
Amortization of deferred financing costs	344	352
Tax deficiency from employee stock compensation recorded as additional paid-in capital	(353)	(533)
Changes in operating assets and liabilities:
Receivables	8,054	(29,613)
Prepaid expenses and other current assets	532	(2,912)
Medical claims and benefits payable	10,457	19,185
Accounts payable and accrued liabilities	15,134	(2,922)
Deferred revenue	(90,664)	52,968
Income taxes	2,935	3,359

Net cash (used in) provided by operating activities	(26,484)	66,915

Investing activities:
Purchases of equipment	(5,976)	(10,367)
Purchases of investments	(49,439)	(48,127)
Sales and maturities of investments	53,226	35,627
Cash paid in business purchase transactions	(2,430)	—
(Increase) decrease in restricted investments	(656)	445
Increase in other assets	(244)	(1,708)
Increase (decrease) in other long-term liabilities	670	(131)

Net cash used in investing activities	(4,849)	(24,261)

Financing activities:
Treasury stock purchases	—	(14,976)
Purchase of convertible senior notes	—	(9,653)
Excess tax benefits from employee stock compensation	113	—

Net cash provided by (used in) financing activities	113	(24,629)

Net (decrease) increase in cash and cash equivalents	(31,220)	18,025
Cash and cash equivalents at beginning of period	469,501	387,162

Cash and cash equivalents at end of period	$438,281	$405,187

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$91	$63

Interest	$142	$339

Schedule of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$207	$(156)
Deferred taxes	(79)	124

Net unrealized gain (loss) on investments	$128	$(32)

Accrued purchases of equipment	$71	$139

Retirement of common stock used for stock-based compensation	$1,526	$695

Details of business purchase transactions:
Other assets	$—	$9,000
Accounts payable and accrued liabilities	—	2,847
Deferred taxes	—	—

Goodwill and intangible assets, net	$—	$11,847

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2010
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of healthcare services to persons eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. We conduct our business primarily through licensed health plans in the states of California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Effective January 1, 2010, we terminated operations at our small Medicare health plan in Nevada.
Effective May 1, 2010, we closed on our acquisition of the Healthcare Information Management, or HIM, business of Unisys Corporation. See Note 13, “Subsequent Events.”
Consolidation and Interim Financial Information
The condensed consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included. Except as described below, such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2010. Financial information related to subsidiaries acquired during any year is included only for the period subsequent to their acquisition.
The unaudited condensed consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2009. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2009 audited consolidated financial statements have been omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with our December 31, 2009 audited financial statements.
Reclassifications
We have reclassified certain prior year income statement amounts to conform to the 2010 presentation. Effective January 1, 2010, we have recorded the Michigan modified gross receipts tax as a premium tax and not as an income tax. For the three months ended March 31, 2009, amounts for premium tax expense (included in general and administrative expenses) and income tax expense have been reclassified to conform to this presentation. See Note 2, “Significant Accounting Policies.”
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
Our accrual for unrecognized tax benefits was $4.1 million as of both March 31, 2010 and December 31, 2009. This accrual is included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets. Approximately $3.4 million of the $4.1 million in unrecognized tax benefits at March 31, 2010 would affect our effective tax rate, if recognized. We anticipate a decrease of $0.4 million to our liability for unrecognized tax benefits within the next twelve-month period.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Our accrual for the payment of interest relating to unrecognized tax benefits was $75,000 as of March 31, 2010 and December 31, 2009.
Effective January 1, 2008 through December 31, 2009, income tax expense included both the Michigan business income tax, or BIT, and Michigan modified gross receipts tax, or MGRT. Effective January 1, 2010, we have recorded the MGRT as a premium tax (included in general and administrative expenses) and not as an income tax. We will continue to record the BIT as an income tax. The MGRT amounted to $1.5 million, and $1.0 million for the three months ended March 31, 2010, and 2009, respectively.
Generally, the MGRT is a 0.976% tax (statutory rate of 0.8% plus 21.99% surtax) on modified gross receipts, which for most taxpayers is defined as receipts less purchases from other firms. Managed care organizations, however, are not currently allowed to deduct payments to providers in determining modified gross receipts. As a result, the MGRT is 0.976% of our Michigan plan’s receipts and does not vary with levels of pretax income or margins. We believe that presentation of the MGRT as a premium tax produces financial statements that are more useful to the reader.
Recent Accounting Pronouncements
Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (a) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (c) fair value measurement disclosures for each class of assets and liabilities and (d) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. Effective for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010, we have adopted this guidance in full with respect to the interim period ended March 31, 2010. The adoption of this guidance did not impact our financial condition or results of operations.

3. Earnings per Share
The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Shares outstanding at the beginning of the period	25,607	26,725
Weighted-average number of shares repurchased	—	(218)
Weighted-average number of shares issued	39	23

Denominator for basic earnings per share	25,646	26,530
Dilutive effect of employee stock options and stock grants (1)	191	31

Denominator for diluted earnings per share (2)	25,837	26,561

(1)
Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended March 31, 2010, and 2009, there were approximately 613,000 and 626,000 antidilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the three months ended March 31, 2010, and 2009, there were approximately 15,000, and 330,000 antidilutive weighted restricted shares, respectively.

(2)
Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the quarters ended March 31, 2010 and 2009.

4. Share-Based Compensation
At March 31, 2010, we had employee equity incentives outstanding under two plans: (1) the 2002 Equity Incentive Plan; and (2) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). Charged to general and administrative expenses, total stock-based compensation expense for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Restricted stock awards	$1,638	$1,052
Stock options (including shares issued under our employee stock purchase plan)	498	382

Total stock-based compensation expense	$2,136	$1,434

As of March 31, 2010, there was $19.5 million of total unrecognized compensation expense related to unvested restricted stock awards, which we expect to be recognized over a remaining weighted-average period of 3.1 years. Also as of March 31, 2010, there was $751,000 of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a remaining weighted-average period of 1.1 years.

Unvested restricted stock and restricted stock activity for the three months ended March 31, 2010 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance as of December 31, 2009	687,630	$24.64
Granted	432,625	21.77
Vested	(191,426)	25.22
Forfeited	(3,950)	24.74

Unvested balance as of March 31, 2010	924,879	23.18

The total fair value of restricted shares granted during the three months ended March 31, 2010 and 2009 was $9.4 million and $6.8 million, respectively. The total fair value of restricted shares vested during the three months ended March 31, 2010 and 2009 was $4.2 million and $2.1 million, respectively. Stock option activity during the three months ended March 31, 2010 is summarized below:

				Weighted
				Average
		Weighted	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value (in	Term
	Shares	Price	Thousands)	(Years)
Stock options outstanding as of December 31, 2009	650,739	$30.25

Stock options outstanding as of March 31, 2010	650,739	$30.25	$379	5.6

Stock options exercisable and expected to vest as of March 31, 2010	644,579	$30.23	$379	5.6

Exercisable as of March 31, 2010	588,272	$30.04	$378	5.4

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
Based on quoted market prices, the fair value of our convertible senior notes issued in October 2007 was $172.8 million as of March 31, 2010, and $160.8 million as of December 31, 2009. The carrying amount of the convertible senior notes was $160.1 million, and $158.9 million as of March 31, 2010, and December 31, 2009, respectively.
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
As of March 31, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These included investments as follows:

Balance Sheet Classification	Description
Current assets:
Investments (see Note 6)	Investment grade debt securities; designated as available-for-sale; reported at fair value based on market prices that are readily available (Level 1).

Non-current assets: Investments (see Note 6)
Auction rate securities; designated as available-for-sale; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Auction rate securities; designated as trading; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Other assets	Other assets include auction rate securities rights (the “Rights”); reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

As of March 31, 2010, $62.9 million par value (fair value of $55.6 million) of our investments consisted of auction rate securities, all of which were collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of March 31, 2010. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, all of 2009, and continued to be unavailable as of March 31, 2010. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of March 31, 2010.
As of March 31, 2010, we held $36.4 million par value (fair value of $32.8 million) auction rate securities (designated as trading securities) with a certain investment securities firm. In the fourth quarter of 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value.
We account for the Rights as a freestanding financial instrument and have elected to record the value of the Rights under the fair value option. We recorded pretax losses on the Rights, attributable to the decline in the fair value of the Rights, totaling $493,000 and $3.3 million for the three months ended March 31, 2010, and 2009, respectively. To determine the fair value estimate of the Rights, we use a discounted cash-flow model based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the rights agreement.
For the three months ended March 31, 2010 and 2009, we recorded pretax gains of $540,000 and $3.6 million, respectively, on the auction rate securities underlying the Rights. We expect that the future changes in the fair value of the Rights will continue to be substantially offset by the fair value movements in the underlying auction rate securities.
As of March 31, 2010, the remainder of our auction rate securities (designated as available-for-sale securities) amounted to $26.5 million par value (fair value of $22.8 million). As a result of the increase in fair value of auction rate securities designated as available-for-sale, we recorded pretax unrealized gains of $203,000 and $320,000 to accumulated other comprehensive loss for the three months ended March 31, 2010, and 2009, respectively. We have deemed these unrealized losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
Our assets measured at fair value on a recurring basis at March 31, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investments	$175,911	$175,911	$—	$—
Auction rate securities (available-for-sale)	22,810	—	—	22,810
Auction rate securities (trading)	32,770	—	—	32,770
Auction rate securities rights	3,314	—	—	3,314

Total assets measured at fair value	$234,805	$175,911	$—	$58,894

The following table presents a rollforward of the balance of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)
Balance at December 31, 2009	$63,494
Total gains (unrealized):
Included in earnings	47
Included in other comprehensive income	203
Settlements	(4,850)

Balance at March 31, 2010	$58,894

The amount of total gains for the period included in other comprehensive loss attributable to the change in unrealized gains relating to assets still held at March 31, 2010	$203

6. Investments
The following tables summarize our investments as of the dates indicated:

	March 31, 2010
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Government-sponsored enterprise securities	$84,712	$471	$230	$84,953
Municipal securities (including non-current auction rate securities)	78,086	2,534	3,904	76,716
Corporate debt securities	39,145	176	231	39,090
U.S. treasury notes	27,405	90	27	27,468
Certificates of deposit	3,264	—	—	3,264

	$232,612	$3,271	$4,392	$231,491

	December 31, 2009
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Government-sponsored enterprise securities	$89,451	$504	$281	$89,674
Municipal securities (including non-current auction rate securities)	82,009	3,120	4,154	80,975
Corporate debt securities	32,543	206	185	32,564
U.S. treasury notes	28,052	92	84	28,060
Certificates of deposit	3,258	—	—	3,258

	$235,313	$3,922	$4,704	$234,531

The contractual maturities of our investments as of March 31, 2010 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$72,561	$72,448
Due one year through five years	102,559	102,943
Due after five years through ten years	1,430	1,403
Due after ten years	56,062	54,697

	$232,612	$231,491

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales of available-for-sale securities were $36.0 million and $35.5 million for the three months ended March 31, 2010, and 2009, respectively. Net realized investment gains for the three months ended March 31, 2010, and 2009 were $14,000 and $158,000 respectively.

We monitor our investments for other-than-temporary impairment. For investments other than our municipal securities, we have determined that unrealized gains and losses at March 31, 2010, and December 31, 2009, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
Our investment in municipal securities consists primarily of auction rate securities. As described in Note 5, “Fair Value Measurements,” the unrealized losses on these investments were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at March 31, 2010.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of March 31, 2010.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Government-sponsored enterprise securities	$23,646	$50	$10,331	$180	$33,977	$230
Municipal securities	10,700	47	24,101	3,698	34,801	3,745
Corporate debt securities	11,193	109	9,409	122	20,602	231
U.S. treasury notes	15,603	27	—	—	15,603	27

	$61,142	$233	$43,841	$4,000	$104,983	$4,233

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2009. At December 31, 2009, we previously reported only those available-for-sale investments in an unrealized loss position for at least two consecutive months. To conform to the current year presentation, we have included all available-for-sale investments in an unrealized loss position at December 31, 2009. This presentation change increased the total amount of unrealized losses reported in the following table by $113,000 at December 31, 2009. The accompanying increase to the estimated fair value of the underlying investments amounted to $42.9 million at December 31, 2009.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Government-sponsored enterprise securities	$30,460	$187	$7,297	$94	$37,757	$281
Municipal securities	12,460	78	24,031	3,902	36,491	3,980
Corporate debt securities	13,513	149	1,203	36	14,716	185
U.S. treasury notes	21,824	84	—	—	21,824	84

	$78,257	$498	$32,531	$4,032	$110,788	$4,530

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

	March 31,	December 31,
	2010	2009
	(In thousands)
California	$28,250	$34,289
Michigan	17,122	14,977
Missouri	21,082	19,670
New Mexico	12,389	11,919
Ohio	31,286	37,004
Utah	3,630	6,107
Washington	11,953	9,910
Others	2,888	2,778

Total receivables	$128,600	$136,654

8. Restricted Investments
Pursuant to the regulations governing our subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities in certificates of deposit and U.S. treasury securities. Additionally, we maintain restricted investments as protection against the insolvency of capitated providers. The following table presents the balances of restricted investments by health plan, and by our insurance company:

	March 31,	December 31,
	2010	2009
	(In thousands)
California	$369	$368
Florida	2,053	2,052
Insurance company	4,729	4,686
Michigan	1,000	1,000
Missouri	502	503
New Mexico	16,108	15,497
Ohio	9,044	9,036
Texas	1,506	1,515
Utah	576	578
Washington	151	151
Other	892	888

Total	$36,930	$36,274

The contractual maturities of our held-to-maturity restricted investments as of March 31, 2010 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$31,151	$31,153
Due one year through five years	5,637	5,611
Due after five years through ten years	142	155

	$36,930	$36,919

9. Other Assets
Other assets include deferred financing costs associated with long-term debt, certain investments held in connection with our employee deferred compensation program, and an investment in a vision services provider (see Note 12, “Related Party Transactions”). The deferred financing costs are being amortized on a straight-line basis over the seven-year term of the convertible senior notes maturing in 2014.
10. Convertible Senior Notes
In October 2007, we sold $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million. During 2009, we purchased and retired $13.0 million face amount of the Notes, so the remaining aggregate principal amount totaled $187.0 million as of December 31, 2009. The Notes rank equally in right of payment with our existing and future senior indebtedness.
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

The proceeds from the issuance of such convertible debt instruments have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of March 31, 2010, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 54 months. The Notes’ if-converted value did not exceed their principal amount as of March 31, 2010. At March 31, 2010, the equity component of the Notes, net of the impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	As of	As of
	March 31,	December 31,
	2010	2009
	(in thousands)
Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(26,857)	(28,100)

Net carrying amount	$160,143	$158,900

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,753	$1,817
Amortization of the discount on the liability component	1,243	1,194

Total interest cost recognized	$2,996	$3,011

11. Commitments and Contingencies
Legal
The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Penalties associated with violations of these laws and regulations include significant fines, exclusion from participating in publicly-funded programs, and the repayment of previously billed and collected revenues.
We are involved in various legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our business, consolidated financial position, cash flows, or results of operations.
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
Regulatory Capital and Dividend Restrictions
Our principal operations are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. Our health plans are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances or cash dividends was $356.3 million at March 31, 2010, and $368.7 million at December 31, 2009. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, Missouri, New Mexico, Ohio, Texas, Washington, and Utah have adopted these rules, which may vary from state to state. California and Florida have not yet adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.

As of March 31, 2010, our health plans had aggregate statutory capital and surplus of approximately $367.0 million compared with the required minimum aggregate statutory capital and surplus of approximately $253.4 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2010. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
12. Related Party Transactions
We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of both March 31, 2010 and December 31, 2009, our carrying amount for this investment totaled $4.1 million. For the three months ended March 31, 2010 and 2009, we paid $4.4 million, and $4.8 million, respectively, for medical service fees to this provider.
We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, the sister of Dr. J. Mario Molina, our Chief Executive Officer, and John Molina, our Chief Financial Officer. Amounts paid to Pacific Hospital under the terms of this fee-for-service agreement were $297,000, and $172,000 for the three months ended March 31, 2010 and 2009, respectively. We also had a capitation arrangement with Pacific Hospital, where we paid Pacific Hospital a fixed monthly fee per member. This contract was terminated by the parties effective August 31, 2009. Amounts paid to Pacific Hospital for capitated services totaled approximately $460,000 for the three months ended March 31, 2009. We believe that both arrangements with Pacific Hospital are based on prevailing market rates for similar services.
13. Subsequent Events
Effective May 1, 2010, we closed our acquisition of the HIM business of Unisys Corporation. HIM will operate as a subsidiary of Molina Healthcare under the name, Molina Medicaid SolutionsSM. Molina Medicaid Solutions provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems (MMIS). MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. Molina Medicaid Solutions currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program.
The consideration for the acquisition was $135 million, subject to working capital adjustments. The acquisition was funded with available cash of $30 million and $105 million drawn under our credit facility. In connection with the HIM closing, both the fourth amendment and fifth amendment to our credit facility became effective.
Based on our preliminary valuation, we acquired current assets of approximately $19 million, current liabilities of approximately $9 million, and goodwill and intangible assets of approximately $125 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated as a result of, but not limited to, risk factors related to the following:
•
budgetary pressures on the federal and state governments and their resulting inability to fully fund Medicaid, Medicare, or CHIP, or to maintain current payment rates, benefit packages, or membership eligibility thresholds and criteria;

•
uncertainties regarding the impact of the recently enacted Patient Protection and Affordable Care Act, including the funding provisions related to health plans, and uncertainties regarding the likely impact of other federal or state health care and insurance reform measures;

•	management of our medical costs, including rates of utilization that are consistent with our expectations;

•	the accurate estimation of incurred but not reported medical costs across our health plans;

•	the continuation and renewal of the government contracts of our health plans;

•	the integration of the HIM business of Molina Medicaid Solutions, including its employees, systems, and operations;

•	the retention and renewal of the Molina Medicaid Solutions’ state government contracts on terms consistent with our expectations;

•	the accuracy of our operating cost and capital outlay projections for Molina Medicaid Solutions;

•
the timing of receipt and recognition of revenue under our various state contracts held by Molina Medicaid Solutions, including any changes to the anticipated start dates of operation at our Maine and Idaho locations;

•	cost recovery efforts by the state of Michigan from Michigan health plans with respect to allegedly incorrect statewide rates and enrollment errors;

•	the establishment of a federal or state medical cost expenditure floor as a percentage of the premiums we receive;

•	the required establishment of a premium deficiency reserve in any of the states in which we operate;

•	up-coding by providers or billing in a manner at material variance with historic patterns;

•	approval by state regulators of dividends and distributions by our subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation or arbitration matters;

•	restrictions and covenants in our credit facility;

•	the success of our efforts to leverage our administrative costs to address the needs associated with increased enrollment;

•	the relatively small number of states in which we operate health plans and the impact on the consolidated entity of adverse developments in any single health plan;

•	the transition from a non-risk to a risk-based capitation contract by our Utah health plan;

•	the availability of financing to fund and capitalize our acquisitions and start-up activities and to meet our liquidity needs;

•	governmental audits and reviews;

•	retroactive adjustments to premium revenue or accounting estimates which require adjustment based upon subsequent developments;

•	a state’s failure to renew its federal Medicaid waiver;

•	an unauthorized disclosure of confidential member information;

•	changes generally affecting the managed care industry; and

•	general economic conditions, including unemployment rates.

Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.
This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.

Reclassification
Effective January 1, 2010, we have recorded the Michigan modified gross receipts tax, or MGRT as a premium tax and not as an income tax. For the three months ended March 31, 2009, amounts for premium tax expense (included in general and administrative expenses) and income tax expense have been reclassified to conform to this presentation.
Overview
Our financial performance for the three months ended March 31, 2010 compared with our financial performance for the three months ended March 31, 2009 is briefly summarized as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollar amounts in
	thousands, except per
	share data)
Earnings per diluted share	$0.41	$0.46
Premium revenue	$965,220	$857,484
Operating income	$20,438	$23,161
Net income	$10,590	$12,211
Medical care ratio	85.3%	86.1%
G&A expenses as a percentage of total revenue	11.7%	10.7%
Total ending membership	1,482,000	1,303,000
Revenue
Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the three months ended March 31, 2010, we received approximately 94% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for Children’s Health Insurance Program, or CHIP members are generally among our lowest, with rates as low as approximately $75 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the Temporary Assistance for Needy Families, or TANF Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $100 in California to $235 in New Mexico. Among our Medicaid Aged, Blind or Disabled, or ABD membership, PMPM premiums range from approximately $320 in Utah to over $1,000 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare premiums are nearly $1,100 PMPM on average. Medicare revenue totaled $50.3 million and $27.1 million for the three months ended March 31, 2010 and 2009, respectively.
For the three months ended March 31, 2010, we received approximately 5% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in California (effective October 1, 2009), Michigan, Missouri, Ohio, Texas, Utah (effective September 1, 2009), and Washington. Such payments are recognized as revenue in the month the birth occurs.
Certain components of premium revenue are subject to accounting estimates. Chief among these are:
•
Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health. A portion of premium revenue paid to our Florida health plan by the state of Florida may be refunded to the state if certain minimum amounts are not spent on defined behavioral health care costs. At March 31, 2010, we had not recorded any liability under the terms of this contract provision. If the state of Florida disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of this provision, including revisions to the definitions of premium revenue or behavioral health care costs, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our Florida health plan.

•
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premium revenue paid to our New Mexico health plan by the state of New Mexico may be refunded to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Our contract is for a three-year period, and the medical cost floor is based on premiums and medical care costs over the entire contract period. Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At March 31, 2010, we had not recorded any liability under the terms of these contract provisions. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our New Mexico health plan.

•
New Mexico Health Plan At-Risk Premium Revenue: Under our contract with the state of New Mexico, up to 1% of our New Mexico health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care and administrative measures dictated by the state. For the three months ended March 31, 2010, our New Mexico health plan had received $2.8 million in at-risk revenue for state fiscal year 2010. We have recognized $1.2 million of that amount as revenue, and recorded a liability of approximately $1.6 million for the remainder.

•
Ohio Health Plan At-Risk Premium Revenue: Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality-of-care measures dictated by the state. For the three months ended March 31, 2010, our Ohio health plan had received $6.5 million in at-risk revenue for state fiscal year 2010. We have recognized $4.0 million of that amount as revenue and recorded a liability of approximately $2.6 million for the remainder at March 31, 2010.

•
Utah Health Plan Premium Revenue: Our Utah health plan may be entitled to receive additional premium revenue from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid. In prior years, we estimated amounts we believed were recoverable under our savings sharing agreement with the state of Utah based on available information and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize from prior years may be subject to negotiation with the state. During 2007, as a result of an ongoing disagreement with the state of Utah, we wrote off the entire receivable, totaling $4.7 million. Our Utah health plan continues to assert its claim to the amounts believed to be due under the savings share agreement. When additional information is known, or resolution is reached with the state regarding the appropriate savings sharing payment amount for prior years, we will adjust the amount of savings sharing revenue recorded in our financial statements as appropriate in light of such new information or agreement. No receivables for saving sharing revenue have been established at March 31, 2010 or December 31, 2009.

•
Texas Health Plan Premium Revenue: The contract entered into between our Texas health plan and the state of Texas includes a profit-sharing agreement, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As of March 31, 2010, we had an aggregate liability of approximately $3.7 million accrued pursuant to our profit-sharing agreement with the state of Texas for the 2009 and 2010 contract years (ending August 31 of each year). We made no payments to the state under the terms of this profit sharing agreement during the first quarter of 2010. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimates.

•
Texas Health Plan At-Risk Premium Revenue: Under our contract with the state of Texas, up to 1% of our Texas health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality-of-care measures dictated by the state. For the three months ended March 31, 2010, our Texas health plan had received $0.9 million in at-risk revenue for state fiscal year 2010, which has all been recognized revenue.

•
Medicare Premium Revenue: Based on member encounter data that we submit to CMS, our Medicare revenue is subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. That analysis is similar to the process for the adjustment of member risk scores, but is further complicated by member pharmacy cost sharing provisions attached to the Medicare pharmacy benefit that do not apply to the services measured by the member risk adjustment process. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. To the extent that the premium revenue ultimately received from CMS differs from recorded amounts, we will adjust reported Medicare revenue. Based upon our knowledge of member health care utilization patterns we have recorded a liability of approximately $0.6 million related to the potential recoupment of Medicare premium revenue at March 31, 2010.

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

	March 31,	December 31,	March 31,
	2010	2009	2009
Total Ending Membership by Health Plan:
California	353,000	351,000	327,000
Florida	52,000	50,000	17,000
Michigan	226,000	223,000	207,000
Missouri	78,000	78,000	77,000
New Mexico	92,000	94,000	83,000
Ohio	228,000	216,000	190,000
Texas	40,000	40,000	33,000
Utah	75,000	69,000	60,000
Washington	338,000	334,000	309,000

Total	1,482,000	1,455,000	1,303,000

Total Ending Membership by State for our Medicare Advantage Special Needs Plans:
California	2,700	2,100	1,500
Florida	300	—	—
Michigan	4,200	3,300	2,000
New Mexico	600	400	400
Texas	500	500	400
Utah	7,100	4,000	2,800
Washington	1,600	1,300	1,000

Total	17,000	11,600	8,100

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	13,400	13,900	12,600
Florida	8,900	8,800	4,200
Michigan	32,700	32,200	30,100
New Mexico	5,800	5,700	6,200
Ohio	26,700	22,600	19,700
Texas	18,100	17,600	16,700
Utah	7,900	7,500	7,500
Washington	3,500	3,200	3,000

Total	117,000	111,500	100,000

The following table provides details of member months (defined as the aggregation of each month’s ending membership for the period) by health plan for the periods indicated:

	Three Months Ended
	March 31,
Total Member Months by Health Plan:	2010	2009	% of Increase
California	1,062,000	980,000	8.4%
Florida	154,000	61,000	152.5
Michigan	675,000	620,000	8.9
Missouri	234,000	231,000	1.3
New Mexico	280,000	248,000	12.9
Ohio	673,000	560,000	20.2
Texas	121,000	98,000	23.5
Utah	221,000	184,000	20.1
Washington	1,007,000	919,000	9.6

Total	4,427,000	3,901,000	13.5%

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

•
Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, costs of operating our medical clinics, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the three month periods ended March 31, 2010 and 2009, medically related administrative costs were approximately $19.6 million and $17.6 million, respectively.

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three months ended March 31,
	2010			2009
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$566,879	$128.06	68.9%	$489,141	$125.35	66.3%
Capitation	137,132	30.98	16.7	118,414	30.34	16.1
Pharmacy	90,071	20.35	10.9	102,638	26.30	13.9
Other	28,734	6.48	3.5	27,695	7.10	3.7

Total	$822,816	$185.87	100.0%	$737,888	$189.09	100.0%

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.
The following table provides the details of our medical claims and benefits payable as of the dates indicated (in thousands):

	March 31,	Dec. 31,	March 31,
	2010	2009	2009
Fee-for-service claims incurred but not paid (IBNP)	$260,456	$246,508	$247,111
Capitation payable	42,461	39,995	31,815
Pharmacy	16,196	20,609	24,047
Other	7,860	9,404	8,654

Total	$326,973	$316,516	$311,627

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

	Three Months Ended
	March 31,
	2010	2009
Premium revenue	99.8%	99.6%
Investment income	0.2	0.4

Total revenue	100.0%	100.0%

Medical care ratio	85.3%	86.1%

General and administrative expense ratio, excluding premium taxes	8.2%	7.6%
Premium taxes included in general and administrative expenses	3.5	3.1

Total general and administrative expense ratio	11.7%	10.7%

Operating income	2.1%	2.7%
Net income	1.1%	1.4%

The following table summarizes premium revenue, medical care costs, medical care ratio and premium taxes by health plan for the three months ended March 31, 2010 and March 31, 2009 (dollar amounts in thousands except for PMPM amounts):

	Three Months Ended March 31, 2010
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Total
California	$123,910	$116.67	$107,561	$101.28	86.8%	$1,628
Florida	39,088	253.45	34,687	224.91	88.7	6
Michigan	155,345	230.13	125,449	185.85	80.8	9,939
Missouri	52,143	223.01	43,516	186.11	83.5	—
New Mexico	95,598	341.02	74,015	264.03	77.4	2,004
Ohio	218,363	324.35	172,625	256.41	79.1	17,005
Texas	39,200	324.08	32,331	267.29	82.5	681
Utah	58,540	265.51	61,460	278.76	105.0	—
Washington	181,054	179.84	163,510	162.42	90.3	3,262
Other (1)	1,979	—	7,662	—	—	21

Total	$965,220	$218.04	$822,816	$185.87	85.3%	$34,546

	Three Months Ended March 31, 2009
	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Total	PMPM	Total	PMPM	Care Ratio	Total
California	$110,035	$112.29	$103,973	$106.10	94.5%	$3,316
Florida	19,691	323.89	17,768	292.25	90.2	—
Michigan	132,765	213.98	109,995	177.28	82.9	7,838
Missouri	58,707	254.00	46,974	203.24	80.0	—
New Mexico	81,818	329.68	72,021	290.20	88.0	2,093
Ohio	187,222	334.13	157,780	281.58	84.3	10,192
Texas	33,011	338.14	27,406	280.73	83.0	684
Utah	50,618	275.11	44,263	240.57	87.5	—
Washington	180,704	196.66	149,545	162.75	82.8	2,947
Other (1)	2,913	—	8,163	—	—	(15)

Total	$857,484	$219.73	$737,888	$189.09	86.1%	$27,055

(1)	“Other” medical care costs represent primarily medically related administrative costs at the parent company.
Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009
Operating results for the three months ended March 31, 2010, compared with the three months ended March 31, 2009, were most significantly impacted by the following:
•	Increased premium revenue due to higher enrollment, partially offset by lower revenue PMPM.
•
Lower PMPM medical costs due to lower incidence of the influenza-related illnesses in 2010, improved hospital utilization, the transfer of pharmacy costs back to the states of Ohio and Missouri, and various contracting and medical management initiatives implemented by the Company.

•	Higher administrative costs incurred for premium taxes, insurance assessments, and the support of Medicare and other programs not linked to the Medicaid risk business.
•	In the first quarter of 2009, we recognized a $1.5 million gain on the purchase of our convertible senior notes, with no comparable event in the first quarter of 2010.

Net Income
For the three months ended March 31, 2010, net income was $10.6 million, or $0.41 per diluted share, compared with $12.2 million, or $0.46 per diluted share, for the three months ended March 31, 2009.
Premium Revenue
Premium revenue grew 12.6% in the three months ended March 31, 2010 compared with the three months ended March 31, 2009, due to a membership increase of nearly 14%. On a PMPM basis, however, consolidated premium revenue decreased 0.8% because of declines in premium rates at several of our health plans. The most significant declines in premium rates were in Ohio and Missouri, due to the transfer of pharmacy risk back to the states, and in Washington.
Investment Income
Investment income decreased to $1.5 million for the three months ended March 31, 2010 compared with $3.5 million for the three months ended March 31, 2009. This decline was primarily due to lower interest rates in 2010. Our annualized portfolio yield for the three months ended March 31, 2010 was 0.8% compared with 1.9% for the three months ended March 31, 2009.
Medical Care Costs
Medical care costs, in the aggregate, decreased 1.7% on a PMPM basis for the three months ended March 31, 2010 compared with the three months ended March 31, 2009, primarily due to the following:
•	A less severe flu season in 2010,
•	The transfer of pharmacy risk back to the states of Ohio and Missouri,
•	Reductions in Medicaid fee schedules subsequent to March 31, 2009, and
•	Our implementation of various contracting and medical management initiatives.
Excluding pharmacy costs, medical care costs increased 1.7% on a PMPM basis for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. Medical care costs as a percentage of premium revenue (the medical care ratio) were 85.3% for the three months ended March 31, 2010 compared with 86.1% for the three months ended March 31, 2009.
Physician and outpatient costs increased 3.4% on a PMPM basis for the three months ended March 31, 2010, compared with the three months ended March 31, 2009. Emergency room utilization increased approximately 6%, while emergency room cost per visit dropped approximately 2%. Despite the decrease in emergency room cost per visit, we continued to observe hospitals billing for more intensive levels of care for the three months ended March 31, 2010, compared with the three months ended March 31, 2009.
Inpatient facility costs were down 1.5% on a PMPM basis for the three months ended March 31, 2010, compared with the three months ended March 31, 2009. Both utilization and unit costs were relatively stable compared with the three months ended March 31, 2009.
Pharmacy costs (including the benefit of rebates) decreased nearly 23% on a PMPM basis for the three months ended March 31, 2010, including our Missouri and Ohio health plans. The pharmacy benefit was transferred to the state of Missouri effective October 1, 2009, and was transferred to the state of Ohio effective February 1, 2010. Excluding these health plans, pharmacy costs increased 1.5% on a PMPM basis compared with the three months ended March 31, 2009 as a result of slight increases in utilization and unit costs.
Capitated costs increased 2.1% on a PMPM basis compared with three months ended March 31, 2009 as a result of rate increases received for members capitated on a percentage of premium basis at the New Mexico health plan subsequent to the first quarter of 2009, and the transition of members into capitated arrangements at the California health plan throughout 2009.

Days in Medical Claims and Benefits Payable
Beginning January 1, 2010, and for all prior periods presented, we are reporting days in medical claims and benefits payable relating to fee-for-service medical claims only. This new computation includes only fee-for-service medical care costs and medical claims that are incurred but not paid (IBNP), and therefore calculates the extent of reserves for those liabilities that are most subject to estimation risk.
The days in medical claims and benefits payable amount previously reported included all medical care costs (fee-for-service, capitation, pharmacy, and administrative), and all medical claims liabilities, including those liabilities that are typically paid concurrently, or shortly after the costs are incurred, such as capitation costs and pharmacy costs. Medical claims liabilities in this calculation do not include accrued costs — such as salaries — associated with the administrative portion of medical costs.
By including only fee-for-service medical costs and liabilities in this computation, our days in claims payable metric will be more indicative of the adequacy of our reserves for liabilities subject to a substantial degree of estimation. The days in medical claims and benefits payable computed under each method were as follows:

	March 31, 2010	Dec. 31, 2009	March 31, 2009
Days in claims payable — fee-for-service only	44 days	44 days	51 days

Days in claims payable — all medical costs	37 days	37 days	42 days
General and Administrative Expenses
General and administrative expenses were $113.4 million, or 11.7% of total revenue, for the three months ended March 31, 2010, compared with $92.5 million, or 10.7% of total revenue, for the for the three months ended March 31, 2009. Included in G&A expenses were premium tax expenses totaling $34.5 million in 2010 and $27.1 million in 2009.
Core G&A expenses, which we define as G&A expenses less premium taxes, were 8.2% of revenue for the three months ended March 31, 2010, compared with 7.6% for the three months ended March 31, 2009. The increase in the core G&A ratio was primarily due to costs associated with insurance assessments and the support of Medicare and other programs not linked to the Medicaid risk business. On a PMPM basis, core G&A increased to $17.82 for the three months ended March 31, 2010 compared with $16.76 for the three months ended March 31, 2009. Net of the incremental cost of insurance assessments and the cost of supporting new programs, core G&A PMPM would have been unchanged compared with the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010		2009
		% of Total		% of Total
(dollar amounts in thousands)	Amount	Revenue	Amount	Revenue
Medicare-related administrative costs	$7,932	0.8%	$4,968	0.6%
Non Medicare-related administrative costs:
Administrative payroll, including employee incentive compensation	56,210	5.8	49,000	5.7
All other administrative expense	14,738	1.6	11,439	1.3

Core G&A expenses	$78,880	8.2%	$65,407	7.6%

Premium Tax Expense
Premium tax expense increased to 3.5% of revenue for the three months ended March 31, 2010, from 3.1% for the three months ended March 31, 2009, primarily due to the imposition of a higher premium tax rate in Ohio effective October 1, 2009.
Depreciation and Amortization
Depreciation and amortization expense increased $1.0 million in the three months ended March 31, 2010 compared with the three months ended March 31, 2009, primarily due to depreciation relating to investments in infrastructure.

Gain on Retirement of Convertible Senior Notes
In February 2009, we purchased and retired $13.0 million face amount of our convertible senior notes. We purchased the notes at an average price of $74.25 per $100 principal amount, for a total of $9.7 million. Including accrued interest, our total payment was $9.8 million. In connection with the purchase of the Notes, we recorded a gain of $1.5 million ($0.04 per diluted share) in the three months ended March 31, 2009.
Interest Expense
Interest expense was $3.4 million for each of the three month periods ended March 31, 2010 and 2009. Interest expense for both periods presented includes non-cash interest expense relating to our convertible senior notes. The amounts recorded for this additional interest expense totaled approximately $1.2 million for each of the three month periods ended March 31, 2010 and 2009.
Income Taxes
Income tax expense was recorded at an effective rate of 38.0% for the three months ended March 31, 2010 compared with 38.2% in three months ended March 31, 2009. Effective January 1, 2008 through December 31, 2009, our income tax expense included both the Michigan business income tax, or BIT, and the Michigan modified gross receipts tax, or MGRT. Effective January 1, 2010, we have recorded the MGRT as a premium tax and not as an income tax. We will continue to record the BIT as an income tax. For the three months ended March 31, 2009, amounts for premium tax expense (included in general and administrative expenses) and income tax expense have been reclassified to conform to this presentation. The MGRT amounted to $1.5 million and $1.0 million for the three months ended March 31, 2010, and 2009, respectively. There was no impact to net income for either period presented relating to this change.
Generally, the MGRT is a 0.976% tax (statutory rate of 0.8% plus 21.99% surtax) on modified gross receipts, which for most taxpayers are defined as receipts less purchases from other firms. Managed care organizations, however, are not currently allowed to deduct payments to providers in determining modified gross receipts. As a result, the MGRT is 0.976% of the Michigan plan’s receipts, and does not vary with levels of pretax income or margins. We believe that presentation of the MGRT as a premium tax produces financial statements that are more useful to the reader.
Liquidity and Capital Resources
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue and investment income. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of ten years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be four years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of March 31, 2010, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

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
Cash flow from operations was $(26.5) million, primarily as a result of a $90.7 million decrease in deferred revenue from December 31, 2009. In 2009, the state of Ohio typically paid premiums in advance of the month the premium was earned. Beginning in January 2010, the state of Ohio has delayed its premium payments to mid-month for the month premium is earned. Therefore, only two monthly premium payments were received by the Ohio plan during the first quarter of 2010. We do not anticipate any advance payments for the Ohio plan’s premiums during 2010.
Cash provided by financing activities was nominal for the three months ended March 31, 2010, compared with $24.6 million used in financing activities for the three months ended March 31, 2009. The primary use of cash in the three months ended March 31, 2009 was under our securities purchase programs, where we purchased $15.0 million of our common stock, and $9.7 million of our convertible senior notes.
EBITDA (1)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Operating income	$20,438	$23,161
Add back:
Depreciation and amortization expense	10,061	9,052

EBITDA	$30,499	$32,213

(1)
We calculate EBITDA by adding back depreciation and amortization expense to operating income. Operating income included interest income of $1.3 million and $2.9 million for the three months ended March 31, 2010, and 2009, respectively. EBITDA is not prepared in conformity with GAAP since it excludes depreciation and amortization expense, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to net income, operating income, operating margin, or cash provided by operating activities. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.

Capital Resources
At March 31, 2010, the parent company — Molina Healthcare, Inc. — held cash and investments of approximately $79.7 million, including auction rate securities with a fair value of $14.9 million, compared with $45.6 million of cash and investments at December 31, 2009. On a consolidated basis, at March 31, 2010, we had working capital of $340.9 million compared with $321.2 million at December 31, 2009. At March 31, 2010 and December 31, 2009, cash and cash equivalents were $438.3 million and $469.5 million, respectively. At March 31, 2010, investments were $231.5 million, including $55.6 million in non-current auction rate securities, and at December 31, 2009, investments were $234.5 million, including $59.7 million in non-current auction rate securities.

In connection with the May 1, 2010 closing of your acquisition of the HIM business, we used a draw on our credit facility, which previously had had no outstanding balance, to fund $105 million of the $135 million purchase price of the HIM business. The $30 million balance of the purchase price was funded with available cash.
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
Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At March 31, 2010, we were in compliance with all financial covenants in the Credit Facility.
Subject to the closing of the HIM acquisition, in November 2009 we agreed to enter into a fourth amendment to the Credit Facility. The fourth amendment would become effective upon the closing of the acquisition of the HIM business. The fourth amendment was required because the $135 million purchase price for the HIM business exceeded the applicable deal size threshold under the terms of the Credit Facility. Pursuant to the fourth amendment, the lenders consented to our acquisition of the HIM business.
Upon its effectiveness at the closing, the fourth amendment increased the commitment fee on the total unused commitments of the lenders under the facility to 50 basis points on all levels of the pricing grid, with the pricing grid referring to our ratio of consolidated funded debt to consolidated EBITDA. The pricing for LIBOR loans and base rate loans was raised by 200 basis points at every level of the pricing grid. Thus, the applicable margins now range between 2.75% and 3.75% for LIBOR loans, and between 1.75% and 2.75% for base rate loans. Until the delivery of a compliance certificate with respect to our financial statements for the second quarter of 2010, the applicable margin shall be fixed at 3.5% for LIBOR loans and 2.5% for base rate loans. In connection with the lenders’ approval of the fourth amendment, a consent fee of 10 basis points was paid on the amount of each consenting lender’s commitment. In addition, the fourth amendment carved out from our indebtedness and restricted payment covenants under the Credit Facility the $187.0 million current principal amount of the Notes (although the $187.0 million indebtedness is still included in the calculation of our consolidated leverage ratio); increased the amount of surety bond obligations we may incur; increased our allowable capital expenditures; and reduced the fixed charge coverage ratio from 3.50x to 2.75x (on a pro forma basis) at December 31, 2009, and 3.00x thereafter.

On March 15, 2010, we agreed to enter into a fifth amendment to the Credit Facility. The fifth amendment also would become effective upon the closing of the acquisition of the HIM business. The fifth amendment was required because, after giving effect to the acquisition of the HIM business on a pro forma basis, and inclusive of the Company’s fourth quarter 2009 EBITDA of only $5.9 million, the Company’s consolidated leverage ratio for the preceding four fiscal quarters exceeded the currently applicable ratio of 2.75 to 1.0. The fifth amendment increased the maximum consolidated leverage ratio under the Credit Facility to 3.25 to 1.0 for the fourth quarter of 2009 (on a pro forma basis), and to 3.50 to 1.0 for the first, second, and third quarters of 2010, excluding the single date of September 30, 2010. On September 30, 2010, the maximum consolidated leverage ratio shall revert back to 2.75 to 1.0. However, if the Company has actually reduced its consolidated leverage ratio to no more than 2.75 to 1.0 on or before August 15, 2010, the consolidated leverage ratio under the Credit Facility will revert back to 2.75 to 1.0 on August 15, 2010. On the date that the consolidated leverage ratio reverts to 2.75 to 1.0 — whether August 15, 2010 or September 30, 2010 — the aggregate commitments of the lenders under the Credit Facility shall be reduced on a pro rata basis from $200 million to $150 million. In connection with the lenders’ approval of the fifth amendment, we paid an amendment fee of 25 basis points on the amount of each consenting lender’s commitment. We will also pay an incremental commitment fee of 12.5 basis points based on each lender’s unfunded commitment during the period from the effective date of the fifth amendment through the date that the maximum consolidated leverage ratio is reduced to 2.75 to 1.0, plus a potential duration fee of 50 basis points payable on August 15, 2010 in the event that the consolidated leverage ratio has not been reduced to 2.75 to 1.0 by August 15, 2010.
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
Regulatory Capital and Dividend Restrictions
Our principal operations are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our health plans. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries, after intercompany eliminations, which may not be transferable to us in the form of loans, advances, or cash dividends totaled $356.3 million at March 31, 2010, and $368.7 million at December 31, 2009.
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
At March 31, 2010, our health plans had aggregate statutory capital and surplus of approximately $367.0 million, compared to the required minimum aggregate statutory capital and surplus of approximately $253.4 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2010. We have the ability and commitment to provide additional working capital to each of our health plans when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2010.
Contractual Obligations
In our Annual Report on Form 10-K for the year ended December 31, 2009, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.
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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. Our estimated IBNP liability represented $260.5 million of our total medical claims and benefits payable of $327.0 million as of March 31, 2010. Excluding amounts related to our cost-plus Medicaid contract in Utah (which contract was replaced with a prepaid capitation contract effective September 1, 2009), and amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at March 31, 2010 was $251.8 million.
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
The following table reflects the change in our estimate of claims liability as of March 31, 2010 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding March 31, 2010, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in	Increase (Decrease) in
Estimated	Medical Claims and
Completion Factors	Benefits Payable
(6)%	$72,603
(4)%	48,402
(2)%	24,201
2%	(24,201)
4%	(48,402)
6%	(72,603)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of March 31, 2010 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended Per member Per Month	Medical Claims and
Cost Estimates	Benefits Payable
(6)%	$(64,122)
(4)%	(42,748)
(2)%	(21,374)
2%	21,374
4%	42,748
6%	64,122
The following per-share amounts are based on a combined federal and state statutory tax rate of 38%, and 25.8 million diluted shares outstanding for the three months ended March 31, 2010. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at March 31, 2010, net income for the three months ended March 31, 2010 would increase or decrease by approximately $7.5 million, or $0.29 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at March 31, 2010, net income for the three months ended March 31, 2010 would increase or decrease by approximately $6.6 million, or $0.26 per diluted share, net of tax. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $37.5 million, or $1.45 per diluted share, and $33.1 million, or $1.28 per diluted share, respectively.
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
Assuming that base reserves have been adequately set, we believe that amounts ultimately paid out should generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. However, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range, as shown by our results for the year ended December 31, 2009, when the amounts ultimately paid out were less than the amount of the reserves we had established as of the beginning of that year by 17.6%.
As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities in fiscal years 2009 and through March 31, 2010 were less than what we had expected when we had established our reserves. While the specific reasons for the overestimation of our liabilities were different in each of the periods presented, in general the overestimations were tied to our assessment of specific circumstances at our individual health plans which were unique to those reporting periods.
For the three months ended March 31, 2010, we recognized a benefit from prior period claims development in the amount of $38.5 million (see table below). This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2009. The overestimation of claims liability at December 31, 2009 was the result of the following factors:
•	In New Mexico, we underestimated the degree to which cuts to the Medicaid fees schedule would reduce our liability as of December 31, 2009.
•
In California, we underestimated the extent to which various network restructuring, provider contracting and medical management imitative had reduced our medical care costs during the second half of 2009, thereby resulting in a lower liability at December 31, 2009.

We recognized a benefit from prior period claims development in the amount of $42.2 million and $51.6 million for the three months ended March 31, 2009, and the year ended December 31, 2009, respectively (see table below). This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2008. The overestimation of claims liability at December 31, 2008 was the result of the following factors:
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

In estimating our claims liability at March 31, 2010, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:
•	The rapid growth of membership in our Medicare line of business between December 31, 2009 and March 31, 2010.
•	An increase in claims inventory at our Ohio, Florida and Utah health plans between December 31, 2009 and March 31, 2010.
•	The impact of reductions to the state Medicaid fee schedules in New Mexico effective December 1, 2009 and in Utah (outpatient only) effective March 1, 2010.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. However, that benefit will affect current period earnings only to the extent that the replenishment of the reserve for adverse claims development (and the re-accrual of administrative costs for the settlement of those claims) is less than the benefit recognized from the prior period liability. In 2009 and through March 31, 2010, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.
We seek to maintain a consistent claims reserving methodology across all periods. In 2009, the prior period benefit from an un-utilized reserve for adverse claims development was offset by the establishment of a new reserve in an approximately equal amount (relative to premium revenue, medical care costs, and medical claims and benefits payable) during the year, and thus the impact on earnings for the current period was minimal.
The following table presents the components of the change in our medical claims and benefits payable for the three months ended March 31, 2010 and 2009, and for the year ended December 31, 2009. The negative amounts displayed for “Components of medical care costs related to: Prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

			As of and for
	As of and for the three months		the year ended
	ended March 31,		December 31,
	(Dollars in thousands, except per-member
	amounts)
	2010	2009	2009
Balances at beginning of period	$316,516	$292,442	$292,442

Components of medical care costs related to:
Current year	861,271	780,112	3,227,794
Prior years	(38,455)	(42,224)	(51,558)

Total medical care costs	822,816	737,888	3,176,236

Payments for medical care costs related to:
Current year	581,389	510,075	2,919,240
Prior years	230,970	208,628	232,922

Total paid	812,359	718,703	3,152,162

Balances at end of period	$326,973	$311,627	$316,516

Benefit from prior period as a percentage of:
Balance at beginning of period	12.1%	14.4%	17.6%
Premium revenue	4.0%	4.9%	1.4%
Total medical care costs	4.7%	5.7%	1.6%

Days in claims payable, fee for service only	44	51	44
Number of members at end of period	1,482,000	1,303,000	1,455,000
Fee-for-service claims processing and inventory information:
Number of claims in inventory at end of period	153,700	158,900	93,100
Billed charges of claims in inventory at end of period	$194,000	$208,900	$131,400
Claims in inventory per member at end of period	0.10	0.12	0.06
Billed charges of claims in inventory per member at end of period	$130.90	$160.32	$90.31
Number of claims received during the period	3,493,300	3,051,600	12,930,100
Billed charges of claims received during the period	$2,760,500	$2,280,100	$9,769,000

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
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Penalties associated with violations of these laws and regulations include significant fines, exclusion from participating in publicly-funded programs, and the repayment of previously billed and collected revenues.
We are involved in various legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. These actions, when finally concluded and determined, are not likely, in our opinion, to have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. The following risk factors were identified or re-evaluated by the Company during the first quarter and are a supplement to those risk factors discussed in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
The recently enacted health care reform law and the implementation of that law could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
In March 2010, President Obama signed both the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act. This legislation enacts comprehensive changes to the U.S. health care system, components of which will be phased in at various stages over the next eight years.  Among other things, by January 1, 2014, the Medicaid program will be expanded to provide eligibility to nearly all low-income people under age 65 with income below 133 percent of the federal poverty line. As a result, millions of low-income adults without children who currently cannot qualify for coverage, as well as many low-income parents and, in some instances, children now covered through CHIP, will be made eligible for Medicaid. In total, the Congressional Budget Office estimates that Medicaid and CHIP will cover an additional 16 million people by 2019. The legislation also imposes an annual insurance industry assessment of $8 billion starting in 2014, with increasing annual amounts thereafter. Such assessment may not be deductible for income tax purposes.
There are many parts of the legislation that will require further guidance in the form of regulations. Due to the breadth and complexity of the health reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, the overall impact of the health reform legislation on our business over the coming years is difficult to predict and not yet fully known.
If we fail to effectively accommodate the growth in Medicaid enrollment anticipated under the health reform legislation, our business may be materially adversely affected. In addition, if the new insurance industry assessment is imposed as enacted, or if we are unable to obtain premium increases to offset the impact of the assessment or otherwise adjust our business model to address the assessment, our business, financial condition, cash flows, or results of operations could be materially adversely affected.
The state of Michigan may seek to reduce the rates paid to our Michigan health plan in order to compensate for or recover amounts allegedly overpaid on a statewide basis to Michigan health plans.
The Michigan Department of Community Health, or MDCH, has identified approximately 7,000 individuals whom MDCH claims were incorrectly enrolled as dual eligible members, allegedly resulting in an overpayment to all health plans operating in the state. In addition, MDCH has claimed that TANF rates for Michigan state fiscal year 2010 have been overstated due to new program code changes. These statewide issues could result in MDCH’s seeking to reduce the premium rates paid to our Michigan health plan, or even to recover a portion of premiums already paid to the health plan, thereby reducing the health plan’s revenue for the remainder of 2010. Any reduction to Michigan premium rates or successful recovery of previously paid amounts could adversely affect our business, financial condition, cash flows, or results of operations.

The timing of both the receipt and the recognition of revenue under the contracts of Molina Medicaid Solutions with the states of Idaho and Maine is uncertain.
Molina Medicaid Solutions provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems. The systems being designed by Molina Medicaid Solutions for the states of Idaho and Maine have not yet become operative, or “gone live,” including the actual processing of Medicaid claims by the systems. We expect that the Idaho system will begin live operations effective June 1, 2010, and that the Maine system will begin live operations effective August 1, 2010. The revenues to be received under the Idaho and Maine contracts, as well as the recognition of such revenues under applicable accounting principles, is contingent upon the applicable “go live” date. The projected “go live” dates for the Idaho and Maine systems may be delayed for reasons beyond our control. In the event either or both “go live” dates are delayed, our cash flows and results of operations could be adversely affected.
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

MOLINA HEALTHCARE, INC. (Registrant)
Dated: May 10, 2010	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 10, 2010	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Title
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.