Form 10-Q
period 2010-06-30
MOLINA HEALTHCARE INC
filed 2010-08-04
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of July 30, 2010, was approximately 25,836,000.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements.

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Amounts in thousands, except per-share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$460,985	$469,501
Investments	175,212	174,844
Receivables	155,380	136,654
Income and related taxes refundable	1,157	6,067
Deferred income taxes	4,726	8,757
Prepaid expenses and other current assets	23,843	15,583

Total current assets	821,303	811,406
Property and equipment, net	83,562	78,171
Deferred contract costs	8,018	—
Intangible assets, net	120,480	80,846
Goodwill and indefinite-lived intangible assets	205,749	133,408
Investments	36,745	59,687
Restricted investments	41,028	36,274
Receivable for ceded life and annuity contracts	25,277	25,455
Other assets	19,242	19,988

	$1,361,404	$1,245,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$345,600	$316,516
Accounts payable and accrued liabilities	111,022	71,732
Deferred revenue	19,305	101,985

Total current liabilities	475,927	490,233
Long-term debt	266,409	158,900
Deferred income taxes	9,075	12,506
Liability for ceded life and annuity contracts	25,277	25,455
Other long-term liabilities	16,862	15,403

Total liabilities	793,550	702,497

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 25,811 shares at June 30, 2010 and 25,607 shares at December 31, 2009	26	26
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	134,076	129,902
Accumulated other comprehensive loss	(2,039)	(1,812)
Retained earnings	435,791	414,622

Total stockholders’ equity	567,854	542,738

	$1,361,404	$1,245,235

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands, except
	net income per share)
	(Unaudited)

Revenue:
Premium revenue	$976,685	$925,507	$1,941,905	$1,782,991
Service revenue	21,054	—	21,054	—
Investment income	1,599	2,082	3,120	5,629

Total revenue	999,338	927,589	1,966,079	1,788,620

Expenses:
Medical care costs	839,613	803,206	1,662,429	1,541,094
Cost of service revenue	14,254	—	14,254	—
General and administrative expenses	78,079	65,011	156,959	130,418
Premium tax expenses	34,995	30,300	69,541	57,355
Depreciation and amortization	11,219	9,584	21,280	18,636

Total expenses	978,160	908,101	1,924,463	1,747,503

Gain on retirement of convertible senior notes	—	—	—	1,532

Operating income	21,178	19,488	41,616	42,649
Interest expense	(4,099)	(3,223)	(7,456)	(6,638)

Income before income taxes	17,079	16,265	34,160	36,011
Provision for income taxes	6,500	1,700	12,991	9,235

Net income	$10,579	$14,565	$21,169	$26,776

Net income per share:
Basic	$0.41	$0.56	$0.82	$1.02

Diluted	$0.41	$0.56	$0.82	$1.02

Weighted average shares outstanding:
Basic	25,741	25,788	25,694	26,157

Diluted	25,951	25,870	25,952	26,241

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
	(Unaudited)

Net income	$10,579	$14,565	$21,169	$26,776
Other comprehensive income, net of tax:
Unrealized (loss) gain on investments	(355)	640	(227)	608

Other comprehensive (loss) income	(355)	640	(227)	608

Comprehensive income	$10,224	$15,205	$20,942	$27,384

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Amounts in thousands)
	(Unaudited)

Operating activities:
Net income	$21,169	$26,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,912	18,636
Unrealized gain on trading securities	(2,860)	(3,610)
Loss on rights agreement	2,611	3,296
Deferred income taxes	624	3,245
Stock-based compensation	4,508	3,458
Non-cash interest on convertible senior notes	2,509	2,366
Gain on repurchase and retirement of convertible senior notes	—	(1,532)
Amortization of deferred financing costs	687	696
Tax deficiency from employee stock compensation recorded as additional paid-in capital	(383)	(547)
Changes in operating assets and liabilities:
Receivables	(1,598)	(22,878)
Prepaid expenses and other current assets	(5,148)	732
Medical claims and benefits payable	29,084	16,265
Accounts payable and accrued liabilities	27,958	(15,726)
Deferred revenue	(82,680)	54,638
Income taxes	4,910	9,025

Net cash provided by operating activities	25,303	94,840

Investing activities:
Purchases of equipment	(17,523)	(19,924)
Purchases of investments	(91,768)	(72,182)
Sales and maturities of investments	116,836	82,292
Cash paid in business purchase transactions	(134,400)	—
Increase in deferred contract costs	(8,018)	—
Increase in restricted investments	(4,754)	(6,534)
Increase in other assets	(332)	(2,761)
Increase (decrease) in other long-term liabilities	1,089	(8,772)

Net cash used in investing activities	(138,870)	(27,881)

Financing activities:
Borrowings under credit facility	105,000	—
Treasury stock purchases	—	(27,712)
Purchase of convertible senior notes	—	(9,653)
Payment of credit facility fees	(1,671)	—
Proceeds from employee stock plans	1,543	1,081
Excess tax benefits from employee stock compensation	179	—

Net cash provided by (used in) financing activities	105,051	(36,284)

Net (decrease) increase in cash and cash equivalents	(8,516)	30,675
Cash and cash equivalents at beginning of period	469,501	387,162

Cash and cash equivalents at end of period	$460,985	$417,837

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$6,604	$7,824

Interest	$6,222	$3,935

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Six Months Ended
	June 30,
	2010	2009
	(Amounts in thousands)
	(Unaudited)

Schedule of non-cash investing and financing activities:
Unrealized (loss) gain on investments	$(366)	$876
Deferred taxes	139	(268)

Net unrealized (loss) gain on investments	$(227)	$608

Accrued purchases of equipment	$562	$394

Retirement of common stock used for stock-based compensation	$1,673	$775

Details of business purchase transactions:
Fair value of assets acquired	$(143,082)	$(17,326)
Fair value of liabilities assumed	11,832	—
Release of deposit	—	9,000
Increase in payable to seller	—	8,326

Net cash paid in business purchase transactions	$(131,250)	$—

Business purchase transactions adjustments:
Fair value of assets acquired	$(901)	$—
Decrease in payable to seller	(2,249)	—

Net cash paid in business purchase transactions adjustments	$(3,150)	$—

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010

1.	Basis of Presentation

Organization and Operations

Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. We conduct our business primarily through licensed health plans in the states of California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Effective January 1, 2010, we terminated operations at our small Medicare health plan in Nevada.

On May 1, 2010, we acquired a health information management business which now operates under the name, Molina Medicaid SolutionsSM. Molina Medicaid Solutions provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS. MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. Molina Medicaid Solutions currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program. See Note 3, “Business Purchase Transactions,” for more information relating to this acquisition.

Consolidation and Interim Financial Information

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

Reclassifications

Effective January 1, 2010, we have recorded the Michigan modified gross receipts tax as a premium tax and not as an income tax. For the three month and six month periods ended June 30, 2009, amounts for premium tax expense and income tax expense have been reclassified to conform to this presentation. See Note 2, “Significant Accounting Policies.”

In prior periods, general and administrative expenses have included premium tax expenses. Beginning with the three month and six month periods ended June 30, 2010, we have reported premium tax expenses on a separate line in the accompanying consolidated statements of income. Prior periods have been reclassified to conform to this presentation.

2.	Significant Accounting Policies

Molina Medicaid Solutions Segment Revenue Recognition and Deferred Contract Costs

As a result of our recent acquisition of Molina Medicaid Solutions, a portion of our revenues is derived from service arrangements. This segment provides technology solutions to state Medicaid programs that include system development, system integration, and technology outsourcing services. In addition, this segment offers business process outsourcing to state Medicaid agencies that handle key administrative functions such as claims processing, provider enrollment, pharmacy drug rebate services, recipient eligibility management, and pre-authorization services. The following is an update of our accounting policy, as included in our December 31, 2009 audited financial statements, which specifically addresses revenue recognition for service arrangements.

Under certain of the contracts we acquired, the development of the MMIS solution has already been completed. Under these contracts, we provide business process outsourcing and technology outsourcing services, and recognize outsourcing services revenue on a straight-line basis over the remaining term of the contract.

For fixed-price contracts where the system design and development phase were in process as of the acquisition date, we apply contract accounting because we will deliver significantly modified and customized MMIS software to the customer under the terms of the contract. Additionally, these contracts contain multiple deliverables; once the system design and development phase is complete, we provide technology outsourcing services and business process outsourcing. We do not have vendor specific objective evidence of the fair value of the technology outsourcing and business process outsourcing components of the contracts because we do not have enough history of offering these services on a stand-alone basis. As such we account for these fixed-price service contracts as a single element.

Therefore, in general, we recognize contract revenues as a single element ratably over the performance period, or contract term, of the outsourcing services because these are the last elements to be delivered under the contract. Such contract terms typically range from five to 10 years. In those service arrangements where final acceptance of a system or solution by the customer is required, contract revenues and costs are deferred until all acceptance criteria have been met. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement. Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided.

Deferred contract costs include direct and incremental costs such as direct labor, hardware and software. We also defer and subsequently amortize certain transition costs related to activities that transition the contract from the design, development, and implementation phase to the operational, or business process outsourcing phase. Deferred contract costs, including transition costs, are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period.

The recoverability of deferred contract costs associated with a particular contract is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, the deferred contract costs are written down by the amount of the cash flow deficiency. If a cash flow deficiency remains after reducing the balance of the deferred contract costs to zero, any remaining long-lived assets are evaluated for impairment. Any such impairment recognized would equal the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets. Indirect costs associated with MMIS service contracts are generally expensed as incurred.

Property and Equipment

Property and equipment are stated at historical cost. Replacements and major improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Furniture and equipment are generally depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Software developed for internal use is capitalized. Software is generally amortized over its estimated useful life of three years. Leasehold improvements are amortized over the term of the lease, or over their useful lives from five to 10 years, whichever is shorter. Buildings are depreciated over their estimated useful lives of 31.5 years.

As discussed in “Molina Medicaid Solutions Segment Revenue Recognition and Deferred Contract Costs” above, the costs associated with certain equipment and software, which may be ultimately sold to our clients under fixed-price contracts, are capitalized and recorded as deferred contract costs. Such costs will be amortized on a straight-line basis over the performance period, consistent with the revenue recognition period.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Identifiable intangible assets (consisting principally of purchased contract rights and provider contracts) are generally amortized on a straight-line basis over the expected period to be benefited (between one and 15 years).

Goodwill and indefinite-lived assets are not amortized, but are subject to impairment tests on an annual basis or, more frequently, if indicators of impairment exist. We used a discounted cash flow methodology to assess the fair values of our reporting units. If the carrying values of our reporting units exceed the fair values, we perform a hypothetical purchase price allocation. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill and indefinite-lived asset balance.

Identifiable intangible assets associated with Molina Medicaid Solutions are classified as either contract backlog or customer relationships.

The contract backlog intangible asset is comprised of all contractual cash flows anticipated to be received during the remaining contracted period for each specific contract. The contract backlog intangible has been developed on a contract-by-contract basis. The amortization of that portion of the contract backlog intangible associated with contracts for which revenue recognition has not yet commenced is deferred until revenue recognition has begun. As each acquired contract constitutes a single revenue element contract, amortization of the contract backlog intangible is recorded to contra-service revenue so that amortization is matched to any revenues associated with contract performance that occurred prior to the acquisition date. Amortization of the contract backlog intangible asset is recorded on a straight line basis for each specific contract over a period of one to six years.

The customer relationship intangible asset is comprised of all contractual cash flows that are anticipated to be received during the option periods of each specific contract as well as anticipated renewals of those contracts. Amortization of the customer relationship intangible is recorded to amortization expense on a straight-line basis for each specific contract over a period of four to eight years.

The determination of the value of identifiable intangible assets requires us to make estimates and assumptions about estimated asset lives, future business trends, and growth. In addition to annual impairment testing, we continually evaluate whether events and circumstances have occurred that indicate the balance of identifiable intangible assets may not be recoverable. In evaluating impairment, we compare the estimated fair value of the intangible asset to its underlying book value. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses, and other factors. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our identifiable intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Depreciation and Amortization

Beginning in the second quarter of 2010, the amortization of a portion of the purchased intangibles associated with the acquisition of Molina Medicaid Solutions is recorded as contra-service revenue, rather than as part of depreciation and amortization expense, to match revenues associated with contract performance that occurred prior to the acquisition date. Additionally, most of the depreciation expense associated with Molina Medicaid Solutions is recorded as cost of service revenue. The following table presents all depreciation and amortization expense recorded in our consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)

Depreciation and amortization	$11,219	$9,584	$21,280	$18,636
Amortization expense recorded as contra-service revenue	1,591	—	1,591	—
Depreciation expense recorded as cost of service revenue	1,041	—	1,041	—

Depreciation and amortization reported in our consolidated statements of cash flows	$13,851	$9,584	$23,912	$18,636

Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.

The total amount of unrecognized tax benefits was $11.0 million and $4.1 million at June, 2010, and December 31, 2009, respectively. Approximately $8.4 million of the unrecognized tax benefits recorded at June 30, 2010, relates to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.9 million and $3.4 million as of June 30, 2010 and December 31, 2009, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $0.4 million due to the expiration of statute of limitations.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Our accrual for the payment of interest relating to unrecognized tax benefits was $88,000 and $75,000 as of June 30, 2010 and December 31, 2009, respectively.

Effective January 1, 2008 through December 31, 2009, income tax expense included both the Michigan business income tax, or BIT, and Michigan modified gross receipts tax, or MGRT. Effective January 1, 2010, we have recorded the MGRT as a premium tax and not as an income tax. We will continue to record the BIT as an income tax. The MGRT amounted to $3.1 million and $2.2 million for the six months ended June 30, 2010, and 2009, respectively.

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

Recent Accounting Pronouncements

Revenue Recognition.  In late 2009, the Financial Accounting Standards Board, or FASB, issued the following new accounting guidance which is first applicable for our January 1, 2011 reporting:

•	ASU No. 2009-14, Software (ASC Topic 985) — Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC Subtopic 985-605 — Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. We do not expect the update to impact our consolidated financial position, results of operations or cash flows.

•	ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies previous requirements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or verifiable objective evidence (“VOE”) (now referred to as “TPE” or third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when more objective evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. We are currently evaluating the impact of this update to our consolidated financial position, results of operations and cash flows.

Fair Value Measurements.  In January 2010, the FASB issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (a) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (c) fair value measurement disclosures for each class of assets and liabilities and (d) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. Effective for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010, we adopted this guidance in full during the interim period ended March 31, 2010. The adoption of this guidance did not impact our consolidated financial position, results of operations or cash flows.

3.	Business Purchase Transactions

Molina Medicaid Solutions

On May 1, 2010, we acquired a health information management business that was previously an operating unit of Unisys Corporation. This business now operates under the name Molina Medicaid SolutionsSM, or Molina Medicaid Solutions. Molina Medicaid Solutions provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems (MMIS). MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. Molina Medicaid Solutions currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program. As a result of this acquisition, we are diversifying our core health plan business, and we believe that the use of a common claims processing platform across our health plans and our new MMIS business will enable us to achieve synergies in the operations of both.

We paid $131.3 million to acquire Molina Medicaid Solutions; the purchase price is subject to working capital adjustments. The acquisition was funded with available cash of $26 million and $105 million drawn under our credit facility. In connection with the closing, both the fourth amendment and the fifth amendment to our credit facility became effective (see Note 11, “Long-Term Debt”).

Recording of assets acquired and liabilities assumed:  The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Accounts receivable are based on gross contractual amounts receivable, substantially all of which we expect to collect because the creditors are state governments.

The following table summarizes the provisional acquisition-date fair values of the assets acquired and liabilities assumed:

May 1, 2010
(In thousands)

Assets
Accounts receivable	$17,128
Other current assets	4,129
Equipment and other long-term assets	1,003
Identifiable intangible assets	49,460
Goodwill	71,362

143,082
Less: liabilities
Accounts payable and accrued liabilities	11,346
Deferred tax liability	115
Other long-term liabilities	371

Net assets acquired	$131,250

The recorded amounts for assets and liabilities are provisional and subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses, but by no later than December 31, 2010. Among the items that may change are amounts for intangibles and deferred taxes pending finalization of valuation efforts and the purchase price consideration subject to working capital adjustments.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Results that differ from the estimates and judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

Accounts receivable:  Accounts receivable are stated at fair value, based on the gross contractual amounts receivable. We expect to collect substantially all of the accounts receivable because the creditors are state governments.

Identifiable intangible assets:  The following table is a summary of the fair value estimates of the identifiable intangible assets and their weighted-average useful lives:

			Weighted-
			Average
	Estimated	Estimated	Amortization
	Fair Value	Useful Life	Period
	(In thousands)	(In years)

Customer relationships	$21,820	8.0	4.9
Contract backlog	27,640	4.0	3.7

	$49,460

Goodwill:  Goodwill in the amount of $71.4 million was recognized for this acquisition, of which approximately $70.9 million is expected to be deductible for tax purposes. The total goodwill amount was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition of Molina Medicaid Solutions includes:

•	Expected synergies and other benefits that we believe will result from combining the operations of Medicaid Solutions with the operations of Molina;

•	Any intangible assets that do not qualify for separate recognition such as the assembled workforce; and

•	The value of the going-concern element of Molina Medicaid Solutions’ existing businesses (the higher rate of return on the assembled collection of net assets versus acquiring all of the net assets separately).

Accounts payable and accrued liabilities:  Accounts payable and accrued liabilities include $1.5 million payable to the seller of Molina Medicaid Solutions, which represents additional consideration for the acquisition based on a working capital adjustment provided in the purchase agreement. The working capital adjustment provides that the net working capital, or current assets minus current liabilities, on Molina Medicaid Solutions’ opening balance sheet equals $10 million. To the extent the final net working capital conveyed by the seller exceeds $10 million, the amount is payable back to the seller; conversely, to the extent that net working capital conveyed by the seller is less than $10 million, the shortage is a receivable from the seller. Thus, the $1.5 million amount described above represents the amount payable to the seller for net working capital in excess of $10 million on the opening balance sheet. This amount may change based on final negotiations with the seller.

Pro-forma impact of the acquisition:  The unaudited pro-forma results presented below include the effects of the acquisition as if it had been consummated as of January 1, 2010 and 2009. The pro-forma results include the amortization associated with an estimate for the acquired intangible assets and interest expense associated with debt used to fund the acquisition. To better reflect the combined operating results, material non-recurring charges directly attributable to the transaction have been excluded. In addition, the pro-forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2010 or January 1, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)

Revenue	$1,009,500	$953,016	$2,005,814	$1,839,224
Net income	$11,725	$14,536	$25,011	$26,308
Diluted earnings per share	$0.45	$0.56	$0.96	$1.00

4.	Segment Reporting

Our reportable segments are consistent with how we manage the business and view the markets we serve. In the second quarter of 2010, we added a segment to our internal financial reporting structure as a result of the acquisition of Molina Medicaid Solutions described in Note 3, “Business Purchase Transactions.”

We will now report our financial performance based on the following two reportable segments — Health Plans and Molina Medicaid Solutions. The Health Plans segment represents our former single-segment health plan operations. The Molina Medicaid Solutions segment represents the operations of our new MMIS solutions business.

We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources. The accounting policies of the segments are the same as those described in Note 2, “Significant Accounting Policies.” The cost of services shared between the Health Plans and Molina Medicaid Solutions segments is charged to the Health Plans segment.

Operating segment revenues and profitability for the three months and six months ended June 30, 2010 and 2009 were as follows:

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)

Three months ended June 30, 2010
Revenue from external customers:
Premium revenue	$976,685	$—	$976,685
Service revenue	—	21,054	21,054
Investment income	1,599	—	1,599

Total revenue	$978,284	$21,054	$999,338

Operating income	$16,173	$5,005	$21,178

Six months ended June 30, 2010
Revenue from external customers:
Premium revenue	$1,941,905	$—	$1,941,905
Service revenue	—	21,054	21,054
Investment income	3,120	—	3,120

Total revenue	$1,945,025	$21,054	$1,966,079

Operating income	$36,611	$5,005	$41,616

Three months ended June 30, 2009
Revenue from external customers:
Premium revenue	$925,507	$—	$925,507
Service revenue	—	—	—
Investment income	2,082	—	2,082

Total revenue	$927,589	$—	$927,589

Operating income	$19,488	$—	$19,488

Six months ended June 30, 2009
Revenue from external customers:
Premium revenue	$1,782,991	$—	$1,782,991
Service revenue	—	—	—
Investment income	5,629	—	5,629

Total revenue	$1,788,620	$—	$1,788,620

Operating income	$42,649	$—	$42,649

Reconciliation to Income before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Segment operating income	$21,178	$19,488	$41,616	$42,649
Interest expense	(4,099)	(3,223)	(7,456)	(6,638)

Income before income taxes	$17,079	$16,265	$34,160	$36,011

Segment Assets

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)

As of June 30, 2010	$1,198,812	$162,592	$1,361,404

As of December 31, 2009	$1,044,938	$—	$1,044,938

5.	Earnings per Share

The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Shares outstanding at the beginning of the period	25,728	25,991	25,607	26,725
Weighted-average number of shares repurchased	—	(205)	—	(618)
Weighted-average number of shares issued	13	2	87	50

Denominator for basic earnings per share	25,741	25,788	25,694	26,157
Dilutive effect of employee stock options and stock grants(1)	210	82	258	84

Denominator for diluted earnings per share(2)	25,951	25,870	25,952	26,241

(1)	Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended June 30, 2010, and 2009, there were approximately 483,000 and 623,000 antidilutive weighted options, respectively. For the six months ended June 30, 2010, and 2009, there were approximately 497,000 and 625,000 antidilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the three months ended June 30, 2010, and 2009, there were approximately 1,000, and 292,000 antidilutive weighted restricted shares, respectively. For the six months ended June 30, 2010, and 2009, there were approximately 9,000, and 34,000 antidilutive weighted restricted shares, respectively.

(2)	Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three month and six month periods ended June 30, 2010 and 2009.

6.	Share-Based Compensation

At June 30, 2010, we had employee equity incentives outstanding under two plans: (1) the 2002 Equity Incentive Plan; and (2) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). Charged to general and administrative expenses, total stock-based compensation expense was as follows for the three month and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Restricted stock awards	$2,106	$1,822	$3,745	$2,874
Stock options (including shares issued under our employee stock purchase plan)	265	202	763	584

Total stock-based compensation expense	$2,371	$2,024	$4,508	$3,458

As of June 30, 2010, there was $17.3 million of total unrecognized compensation expense related to unvested restricted stock awards, which we expect to be recognized over a remaining weighted-average period of 2.9 years. Also as of June 30, 2010, there was $565,000 of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a remaining weighted-average period of 0.8 years.

Unvested restricted stock and restricted stock activity for the six months ended June 30, 2010 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested balance as of December 31, 2009	687,630	$24.64
Granted	498,125	22.51
Vested	(205,313)	25.38
Forfeited	(44,725)	23.61

Unvested balance as of June 30, 2010	935,717	23.40

The total fair value of restricted shares granted during the six months ended June 30, 2010 and 2009 was $11.2 million and $7.6 million, respectively. The total fair value of restricted shares vested during the six months ended June 30, 2010 and 2009 was $4.6 million and $2.4 million, respectively. Stock option activity during the six months ended June 30, 2010 is summarized below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term
			(In thousands)	(Years)

Stock options outstanding as of December 31, 2009	650,739	$30.25
Exercised	(19,460)	23.96
Forfeited	(4,513)	32.39

Stock options outstanding as of June 30, 2010	626,766	$30.43	$863	5.3

Stock options exercisable and expected to vest as of June 30, 2010	622,510	$30.42	$863	5.3

Exercisable as of June 30, 2010	570,099	$30.26	$860	5.2

7.	Fair Value Measurements

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

Based on quoted market prices, the fair value of our convertible senior notes issued in October 2007 was $175.1 million at June 30, 2010, and $160.8 million at December 31, 2009. The carrying amount of the convertible senior notes was $161.4 million at June 30, 2010, and $158.9 million at December 31, 2009.

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

As of June 30, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These included investments as follows:

Balance Sheet Classification	Description

Current assets: Investments (see Note 8)	Investment grade debt securities; designated as available-for-sale; reported at fair value based on market prices that are readily available (Level 1).

Non-current assets: Investments (see Note 8)	Auction rate securities; designated as available-for-sale; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Auction rate securities; designated as trading; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

Other assets	Other assets include auction rate securities rights (the “Rights”); reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

As of June 30, 2010, $42.2 million par value (fair value of $36.7 million) of our investments consisted of auction rate securities, all of which were collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of June 30, 2010. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, all of 2009, and continued to be unavailable as of June 30, 2010. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of June 30, 2010.

As of June 30, 2010, we held $15.9 million par value (fair value of $14.6 million) auction rate securities (designated as trading securities) with a certain investment securities firm. In the fourth quarter of 2008, we entered into a rights agreement with this firm that (1) allows us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gives the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we receive the par value. On June 30, 2010, we began to exercise these Rights. The balance of the eligible auction rate securities, totaling $15.9 million as of June 30, 2010, was sold at par value on July 1, 2010 (see Note 14, “Subsequent Events”).

We have accounted for the Rights as a freestanding financial instrument and have elected to record the value of the Rights under the fair value option. We recorded pretax losses on the Rights, attributable to the decline in the fair value of the Rights, totaling $2.6 million, and $3.3 million for the six months ended June 30, 2010, and 2009, respectively. To determine the fair value estimate of the Rights, we used a discounted cash-flow model based on the expectation that the auction rate securities will be put back to the investment securities firm at par on June 30, 2010, as permitted by the rights agreement. As of June 30, 2010, the recorded value of the Rights, totaling $1.3 million, equals the cumulative unrealized losses on the remaining auction rate securities underlying the Rights.

For the six months ended June 30, 2010 and 2009, we recorded pretax gains of $2.9 million and $3.6 million, respectively, on the auction rate securities underlying the Rights.

As of June 30, 2010, the remainder of our auction rate securities (designated as available-for-sale securities) amounted to $26.3 million par value (fair value of $22.2 million). As a result of the decrease in fair value of auction rate securities designated as available-for-sale, we recorded pretax unrealized losses of $0.2 million to accumulated other comprehensive loss for the six months ended June 30, 2010. We have deemed these unrealized losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

Our assets measured at fair value on a recurring basis at June 30, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investments	$175,212	$175,212	$—	$—
Auction rate securities (available-for-sale)	22,156	—	—	22,156
Auction rate securities (trading)	14,589	—	—	14,589
Auction rate securities rights	1,310	—	—	1,310

Total assets measured at fair value	$213,267	$175,212	$—	$38,055

The following table presents a roll-forward of the balance of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)

Balance at December 31, 2009	$63,494
Total gains (unrealized):
Included in earnings	363
Included in other comprehensive income	(202)
Settlements	(25,600)

Balance at June 30, 2010	$38,055

The amount of total losses for the period included in other comprehensive loss attributable to the change in unrealized losses relating to assets still held at June 30, 2010	$(202)

8.	Investments

The following tables summarize our investments as of the dates indicated:

	June 30, 2010
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

Government-sponsored enterprise securities	$83,695	$486	$228	$83,953
Municipal securities (including non-current auction rate securities)	64,045	1,265	4,216	61,094
Corporate debt securities	43,282	121	610	42,793
U.S. treasury notes	20,732	124	10	20,846
Certificates of deposit	3,271	—	—	3,271

	$215,025	$1,996	$5,064	$211,957

	December 31, 2009
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

Government-sponsored enterprise securities	$89,451	$504	$281	$89,674
Municipal securities (including non-current auction rate securities)	82,009	3,120	4,154	80,975
Corporate debt securities	32,543	206	185	32,564
U.S. treasury notes	28,052	92	84	28,060
Certificates of deposit	3,258	—	—	3,258

	$235,313	$3,922	$4,704	$234,531

The contractual maturities of our investments as of June 30, 2010 are summarized below.

		Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$88,660	$88,305
Due one year through five years	86,232	86,378
Due after five years through ten years	1,430	1,411
Due after ten years	38,703	35,863

	$215,025	$211,957

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales of available-for-sale securities were $29.9 million and $46.5 million for the three months ended June 30, 2010, and 2009, respectively. Total proceeds from sales of available-for-sale securities were $65.9 million and $82.0 million for the six months ended June 30, 2010, and 2009, respectively. Net realized investment gains for the three months ended June 30, 2010, and 2009 were $43,000 and $36,000 respectively. Net realized investment gains for the six months ended June 30, 2010, and 2009 were $57,000 and $195,000 respectively.

We monitor our investments for other-than-temporary impairment. For investments other than our municipal securities, we have determined that unrealized gains and losses at June 30, 2010, and December 31, 2009, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

Our investment in municipal securities consists primarily of auction rate securities. As described in Note 7, “Fair Value Measurements,” the unrealized losses on these investments were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at June 30, 2010.

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of June 30, 2010.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Government-sponsored enterprise securities	$6,008	$9	$8,468	$219	$14,476	$228
Municipal securities	15,049	110	23,287	4,106	38,336	4,216
Corporate debt securities	12,970	367	11,439	243	24,409	610
U.S. treasury notes	9,983	10	—	—	9,983	10

	$44,010	$496	$43,194	$4,568	$87,204	$5,064

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

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Government-sponsored enterprise securities	$30,460	$187	$7,297	$94	$37,757	$281
Municipal securities	12,460	78	24,031	3,902	36,491	3,980
Corporate debt securities	13,513	149	1,203	36	14,716	185
U.S. treasury notes	21,824	84	—	—	21,824	84

	$78,257	$498	$32,531	$4,032	$110,788	$4,530

9.	Receivables

Health Plans receivables consist primarily of amounts due from the various states in which we operate. Such receivables are subject to potential retroactive adjustment. Molina Medicaid Solutions’ receivables consist primarily of MMIS development milestone billings to states. Because all of our receivable amounts are readily determinable and our creditors are in almost all instances state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. Accounts receivable were as follows:

	June 30,	Dec. 31,
	2010	2009
	(In thousands)

Health Plans:
California	$32,196	$34,289
Michigan	19,017	14,977
Missouri	19,756	19,670
New Mexico	7,012	11,919
Ohio	24,157	37,004
Utah	4,691	6,107
Washington	16,373	9,910
Others	4,240	2,778

	127,442	136,654
Molina Medicaid Solutions	27,938	—

Total receivables	$155,380	$136,654

10.	Restricted Investments

Pursuant to the regulations governing our Health Plan subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities in certificates of deposit and U.S. treasury securities. Additionally, we maintain restricted investments as protection against the insolvency of capitated providers. The following table presents the balances of restricted investments by health plan, and by our insurance company:

	June 30,	Dec. 31,
	2010	2009
	(In thousands)

California	$369	$368
Florida	3,454	2,052
Insurance company	4,714	4,686
Michigan	1,000	1,000
Missouri	501	503
New Mexico	16,116	15,497
Ohio	9,053	9,036
Texas	3,501	1,515
Utah	1,281	578
Washington	151	151
Other	888	888

Total	$41,028	$36,274

The contractual maturities of our held-to-maturity restricted investments as of June 30, 2010 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$31,209	$31,212
Due one year through five years	9,677	9,709
Due after five years through ten years	142	161

	$41,028	$41,082

11.	Long-Term Debt

Credit Facility

In 2005, we entered into an Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”). Effective May 2008, we entered into a third amendment of the Credit Facility that increased the size of the revolving line of credit from $180.0 million to $200.0 million, maturing in May 2012. The Credit Facility is intended to be used for general corporate purposes. Borrowings under the Credit Facility totaled $105.0 million at June 30, 2010.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At June 30, 2010, we were in compliance with all financial covenants in the Credit Facility.

Subject to the closing of the Molina Medicaid Solutions acquisition, in November 2009 we agreed to enter into a fourth amendment to the Credit Facility. The fourth amendment became effective upon the closing of the acquisition of Molina Medicaid Solutions on May 1, 2010. The fourth amendment was required because the $135 million purchase price for this acquisition exceeded the applicable deal size threshold under the terms of the Credit Facility. Pursuant to the fourth amendment, the lenders consented to our acquisition of Molina Medicaid Solutions.

Upon its effectiveness at the closing, the fourth amendment increased the commitment fee on the total unused commitments of the lenders under the facility to 50 basis points on all levels of the pricing grid, with the pricing grid referring to our ratio of consolidated funded debt to consolidated EBITDA. The pricing for LIBOR loans and base rate loans was raised by 200 basis points at every level of the pricing grid. Thus, the applicable margins now range between 2.75% and 3.75% for LIBOR loans, and between 1.75% and 2.75% for base rate loans. Until the delivery of a compliance certificate with respect to our financial statements for the second quarter of 2010, the applicable margin shall be fixed at 3.5% for LIBOR loans and 2.5% for base rate loans. In connection with the lenders’ approval of the fourth amendment, a consent fee of 10 basis points was paid on the amount of each consenting lender’s commitment. In addition, the fourth amendment carved out from our indebtedness and restricted payment covenants under the Credit Facility the $187.0 million current principal amount of our convertible senior notes (although the $187.0 million indebtedness is still included in the calculation of our consolidated leverage ratio); increased the amount of surety bond obligations we may incur; increased our allowable capital expenditures; and reduced the fixed charge coverage ratio from 3.50x to 2.75x (on a pro forma basis) at December 31, 2009, and 3.00x thereafter.

On March 15, 2010, we agreed to enter into a fifth amendment to the Credit Facility. The fifth amendment also became effective upon the closing of the acquisition of Molina Medicaid Solutions. The fifth amendment was required because, after giving effect to the acquisition of Molina Medicaid Solutions on a pro forma basis, and inclusive of our fourth quarter 2009 EBITDA of only $5.9 million, our consolidated leverage ratio for the preceding four fiscal quarters exceeded the currently applicable ratio of 2.75 to 1.0. The fifth amendment increased the maximum consolidated leverage ratio under the Credit Facility to 3.25 to 1.0 for the fourth quarter of 2009 (on a pro forma basis), and to 3.50 to 1.0 for the first, second, and third quarters of 2010, excluding the single date of September 30, 2010. On September 30, 2010, the maximum consolidated leverage ratio shall revert back to 2.75 to 1.0. However, if we have actually reduced our consolidated leverage ratio to no more than 2.75 to 1.0 on or before August 15, 2010, the consolidated leverage ratio under the Credit Facility will revert back to 2.75 to 1.0 on August 15, 2010. On the date that the consolidated leverage ratio reverts to 2.75 to 1.0 — whether August 15, 2010 or September 30, 2010 — the aggregate commitments of the lenders under the Credit Facility shall be reduced on a pro rata basis from $200 million to $150 million. In connection with the lenders’ approval of the fifth amendment, we paid an amendment fee of 25 basis points on the amount of each consenting lender’s commitment. We will also pay an incremental commitment fee of 12.5 basis points based on each lender’s unfunded commitment during the period from the effective date of the fifth amendment through the date that the maximum consolidated leverage ratio is reduced to 2.75 to 1.0, plus a potential duration fee of 50 basis points payable on August 15, 2010 in the event that the consolidated leverage ratio has not been reduced to 2.75 to 1.0 by August 15, 2010. As of June 30, 2010, our consolidated leverage ratio was 2.9%, as computed per the terms of the Credit Facility.

Convertible Senior Notes

In October 2007, we sold $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million. During 2009, we purchased and retired $13.0 million face amount of the Notes, so the remaining aggregate principal amount totaled $187.0 million at June 30, 2010 and December 31, 2009. The Notes rank equally in right of payment with our existing and future senior indebtedness.

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

The proceeds from the issuance of such convertible debt instruments have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of June 30, 2010, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 51 months. The Notes’ if-converted value did not exceed their principal amount as of June 30, 2010. At June 30, 2010, the equity component of the Notes, net of the impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	As of	As of
	June 30,	December 31,
	2010	2009
	(In thousands)

Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(25,591)	(28,100)

Net carrying amount	$161,409	$158,900

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,753	$1,753	$3,506	$3,570
Amortization of the discount on the liability component	1,266	1,172	2,509	2,366

Total interest cost recognized	$3,019	$2,925	$6,015	$5,936

12.	Commitments and Contingencies

The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Penalties associated with violations of these laws and regulations include significant fines, exclusion from participating in publicly funded programs, and the repayment of previously billed and collected revenues.

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

Contract Losses

Our MMIS service contracts with various states typically span several years. These contracts often involve the development and deployment of new computer systems and technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the design, development and implementation phase. On occasion, these contracts have experienced delays in their design, development and implementation phase, the achievement of certain milestones has been delayed, and costs in excess of those anticipated have been incurred. We continuously review and reassess our estimates of contract profitability. If our estimates indicate that a contract loss will occur, a loss accrual is recorded in the period it is first identified, if allowed by relevant accounting guidance. Circumstances that could potentially result in contract losses over the life of the contract include variances from expected costs to deliver our services, and other factors affecting revenues and costs. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. Our health plans are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances or cash dividends was $362.3 million at June 30, 2010, and $368.7 million at December 31, 2009. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, Missouri, New Mexico, Ohio, Texas, Washington, and Utah have adopted these rules, which may vary from state to state. California and Florida have not yet adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.

As of June 30, 2010, our health plans had aggregate statutory capital and surplus of approximately $376.2 million compared with the required minimum aggregate statutory capital and surplus of approximately $253.2 million. All of our health plans were in compliance with the minimum capital requirements at June 30, 2010. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

13.	Related Party Transactions

We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of both June 30, 2010 and December 31, 2009, our carrying amount for this investment totaled $4.1 million. For the three months ended June 30, 2010 and 2009, we paid $5.3 million, and $5.7 million, respectively, for medical service fees to this provider. For the six months ended June 30, 2010 and 2009, we paid $9.7 million, and $10.4 million, respectively, for medical service fees to this provider.

We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, the sister of Dr. J. Mario Molina, our Chief Executive Officer, and John Molina, our Chief Financial Officer. Amounts paid to Pacific Hospital under the terms of this fee-for-service agreement were $0.5 million, and $0.3 million for the six months ended June 30, 2010 and 2009, respectively. We believe that the fee-for-service with Pacific Hospital is based on prevailing market rates for similar services.

14.	Subsequent Events

Wisconsin Health Plan Acquisition

On July 12, 2010, we announced a definitive agreement to acquire Abri Health Plan, a provider of Medicaid managed care services to BadgerCare Plus and SSI Managed Care enrollees in Wisconsin. Abri Health Plan currently serves Medicaid beneficiaries in 23 counties in Wisconsin. In April 2010, Abri received a notice of intent to award a new contract to provide Medicaid managed care services to BadgerCare Plus enrollees in Wisconsin’s southeast region (Kenosha, Milwaukee, Ozaukee, Racine, Washington, and Waukesha counties), to be implemented between September 1 and November 1, 2010.

The purchase price for the acquisition is expected to be approximately $16 million, subject to adjustments, and will be funded with available cash and/or the Credit Facility. Subject to regulatory approvals and the satisfaction of other closing conditions, the closing of the transaction is expected to occur by August 31, 2010.

Auction Rate Securities

In the fourth quarter of 2008, we entered into a rights agreement with an investment securities firm that (1) allowed us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gave the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we received the par value. On June 30, 2010, we began to exercise the Rights, and completed sales of all of the eligible auction rate securities under the Rights agreement on July 1, 2010. By the close of business on July 1, 2010, we had sold all of our auction rate securities that were designated as trading securities as of June 30, 2010. At June 30, 2010, these securities had a par value of $15.9 million and a fair value of $14.6 million. We sold these securities at par value on July 1, 2010, while simultaneously extinguishing our auction rate securities rights (valued at $1.3 million as of June 30, 2010). The impact on net income of the sale of the action rate securities on July 1, 2010 was not significant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated as a result of, but not limited to, risk factors related to the following:

•	budgetary pressures on the federal and state governments and their resulting inability to fully fund Medicaid, Medicare, or CHIP, or to maintain current payment rates, benefit packages, or membership eligibility thresholds and criteria;

•	uncertainties regarding the impact of the recently enacted Patient Protection and Affordable Care Act, including the funding provisions related to health plans, and uncertainties regarding the likely impact of other federal or state health care and insurance reform measures;

•	management of our medical costs, including rates of utilization that are consistent with our expectations;

•	the accurate estimation of incurred but not reported medical costs across our health plans;

•	the continuation and renewal of the government contracts of our health plans;

•	the integration of Molina Medicaid Solutions, including its employees, systems, and operations;

•	the retention and renewal of the Molina Medicaid Solutions’ state government contracts on terms consistent with our expectations;

•	the accuracy of our operating cost and capital outlay projections for Molina Medicaid Solutions;

•	the timing of receipt and recognition of revenue under our various state contracts held by Molina Medicaid Solutions, including any changes to the anticipated start date of operation at our Maine location;

•	cost recovery efforts by the state of Michigan from Michigan health plans with respect to allegedly incorrect statewide rates and enrollment errors;

•	governmental audits and reviews;

•	the establishment of a federal or state medical cost expenditure floor as a percentage of the premiums we receive;

•	the required establishment of a premium deficiency reserve in any of the states in which we operate;

•	up-coding by providers or billing in a manner at material variance with historic patterns;

•	approval by state regulators of dividends and distributions by our subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation or arbitration matters;

•	restrictions and covenants in our credit facility;

•	the success of our efforts to leverage our administrative costs to address the needs associated with increased enrollment;

•	the relatively small number of states in which we operate health plans and the impact on the consolidated entity of adverse developments in any single health plan;

•	the availability of financing to fund and capitalize our acquisitions and start-up activities and to meet our liquidity needs;

•	retroactive adjustments to premium revenue or accounting estimates which require adjustment based upon subsequent developments;

•	a state’s failure to renew its federal Medicaid waiver;

•	an unauthorized disclosure of confidential member information;

•	changes generally affecting the managed care or Medicaid management information system industries; and

•	general economic conditions, including unemployment rates.

Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and to Part II, Item 1A — Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and in this Quarterly Report, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.

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

Reclassifications

Effective January 1, 2010, we have recorded the Michigan modified gross receipts tax, or MGRT, as a premium tax and not as an income tax. Prior periods have been reclassified to conform to this presentation.

In prior periods, general and administrative, or G&A, expenses have included premium tax expenses. Beginning with the three month and six month periods ended June 30, 2010, we have reported premium tax expenses on a separate line in the accompanying consolidated statements of income. Prior periods have been reclassified to conform to this presentation.

Overview

Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. We conduct our business primarily through licensed health plans in the states of California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are locally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.

On May 1, 2010, we acquired a health information management business which we now operate under the name, Molina Medicaid SolutionsSM. Molina Medicaid Solutions provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS. MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. Molina Medicaid Solutions currently holds MMIS contracts with the states of Idaho,

Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program. We paid $131.3 million to acquire Molina Medicaid Solutions, subject to working capital adjustments which we expect to be insignificant. The acquisition was funded with available cash of $26 million and $105 million drawn under our credit facility.

With the addition of Molina Medicaid Solutions, we have added a segment to our internal financial reporting structure in 2010. We will now report our financial performance based on the following two reportable segments:

•	Health Plans; and

•	Molina Medicaid Solutions.

Health Plans Segment

Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. The majority of medical costs associated with premium revenues are risk-based costs — while the health plans receive fixed per member per month premium payments from the states, the health plans are at risk for the costs of their members’ health care. Our Health Plans segment operates in a highly regulated environment with minimum capitalization requirements. These capitalization requirements, among other things, limit the health plans’ ability to pay dividends to us without regulatory approval.

As of June 30, 2010, our health plans were located in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. Additionally, we operate three county primary care clinics in Virginia. An overview of our health plans and their principal governmental program contracts with the relevant state health care agency is provided below:

State	Renewal Date	Contract Description or Covered Program

California	3-31-12	Subcontract with Health Net for services to Medi-Cal members under Health Net’s Los Angeles County Two-Plan Model Medi-Cal contract with the California Department of Health Services (DHS).
California	12-31-12	Medi-Cal contract for Sacramento Geographic Managed Care Program with DHS.
California	3-31-11	Two Plan Model Medi-Cal contract for Riverside and San Bernardino Counties (Inland Empire) with DHS.
California	9-30-10	Medi-Cal contract for San Diego Geographic Managed Care Program with DHS.
California	9-30-10	Healthy Families contract (California’s CHIP program) with California Managed Risk Medical Insurance Board (MRMIB).
Florida	8-31-12	Medicaid contract with the Florida Agency for Health Care Administration.
Michigan	9-30-12	Medicaid contract with state of Michigan.
Missouri	6-30-11	Medicaid contract with the Missouri Department of Social Services.
New Mexico	6-30-12	Salud! Medicaid Managed Care Program contract (including CHIP) with New Mexico Human Services Department (HSD).
Ohio	6-30-11	Medicaid contract with Ohio Department of Job and Family Services (ODJFS).
Texas	8-31-13	Medicaid contract with Texas Health and Human Services Commission (HHSC).
Utah	6-30-14	Medicaid contract with Utah Department of Health.
Utah	12-31-11	CHIP contract with Utah Department of Health.
Washington	12-31-10	Basic Health Plan and Basic Health Plus Programs contract with Washington State Health Care Authority (HCA).
Washington	6-30-11	Healthy Options Program (including Medicaid and CHIP) contract with state of Washington Department of Social and Health Services.

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

Our health plan subsidiaries have generally been successful in obtaining the renewal of their contracts in each state prior to the expiration of the contract. However, there can be no assurance that these contracts will continue to be renewed. In addition, in the event a state Medicaid agency issues a Request for Proposals, or RFP, in connection with a new Medicaid contract award, our incumbent health plan could potentially be unsuccessful and lose its contract to a competitive health plan bidder. We do not anticipate the issuance of any RFPs with respect to any of our health plan contracts in 2010.

The PMPM rates the states pay to our health plans change from time to time. We are expecting a blended PMPM rate increase at our Utah health plan of approximately 8% effective July 1, 2010; a blended PMPM rate decrease at our Texas health plan of approximately 1% effective September 1, 2010; and a blended PMPM rate increase at our California health plan of approximately 2% effective October 1, 2010. However, no assurances can be given that these expected rate adjustments will be obtained.

Molina Medicaid Solutions Segment

Unlike the Health Plans segment, the Molina Medicaid Solutions segment is a service-based business that adds to our revenue stream without assuming additional medical cost risk. Although revenue for the Health Plans segment far exceeded that of the Molina Medicaid Solutions segment for the three months ended June 30, 2010, operating income as a percent of revenue for the Molina Medicaid Solutions segment far exceeded that of the Health Plans segment for that period. For example, the Molina Medicaid Solutions segment reported revenue of $21.1 million and an operating profit of $5 million for the two months of its operations that were included in our results for the three months ended June 30, 2010, representing an operating profit margin percentage of 24%. Over the course of three months of operations included in that same reporting period, our Health Plans segment reported revenue of $976.7 million and an operating profit of $16.2 million, representing an operating profit margin percentage of 2%. Although we expect the operating profit margin percentage of our Molina Medicaid Solutions segment to decline as our Idaho and Maine contracts commence full operations, we nevertheless believe that the operating profit margin percentage of that segment will remain significantly greater than that of the Health Plans segment, albeit on a much lower revenue base. Additionally, the capital requirements of the Molina Medicaid Solutions segment are — except in the case of new contract start-ups — considerably less than those of our Health Plans segment. Regulatory approval is not required for the Molina Medicaid Solutions segment to pay dividends to us.

While we believe that the acquisition of the Molina Medicaid Solutions segment diversifies our risk profile, we also believe that the two segments are complementary from strategic and operating perspectives. From a strategic perspective, both segments allow us to participate in an expanding sector of the economy while continuing our mission to serve low-income families and individuals eligible for government-sponsored health care programs. Operationally, the segments share a common systems platform — allowing for efficiencies of scale — and common experience in meeting the needs of state Medicaid programs. We also believe that we have opportunities to market various cost containment and quality practices used by our Health Plans segment (such as care management and care coordination programs) to state MMIS customers who wish to incorporate certain aspects of managed care programs into their own fee-for-service programs.

The following table briefly summarizes our financial performance for the three month and six month periods ended June 30, 2010 compared with the same periods in 2009. All ratios, with the exception of the medical care ratio, are shown as a percentage of total revenue. The medical care ratio is shown as a percentage of premium revenue because there is a direct relationship between the premium revenue earned and the cost of health care.

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)

Earnings per diluted share	$0.41	$0.56	$0.82	$1.02
Premium revenue	$976,685	$925,507	$1,941,905	$1,782,991
Service revenue	$21,054	$—	$21,054	$—
Operating income	$21,178	$19,488	$41,616	$42,649
Net income	$10,579	$14,565	$21,169	$26,776
Total ending membership	1,498	1,368	1,498	1,368
Premium revenue	97.7%	99.8%	98.8%	99.7%
Service revenue	2.1	—	1.1	—
Investment income	0.2	0.2	0.1	0.3

Total revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	86.0%	86.8%	85.6%	86.4%
General and administrative expense ratio	7.8%	7.0%	8.0%	7.3%
Premium tax ratio	3.6%	3.3%	3.6%	3.2%
Operating income	2.1%	2.1%	2.1%	2.4%
Net income	1.1%	1.6%	1.1%	1.5%
Effective tax rate	38.1%	10.5%	38.0%	25.6%

Composition of Revenue and Membership

Health Plans Segment

Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the six months ended June 30, 2010, we received approximately 94% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services, or CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

For the six months ended June 30, 2010, we received approximately 6% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in California (effective October 1, 2009), Michigan, Missouri, Ohio, Texas, Utah (effective September 1, 2009), and Washington. Such payments are recognized as revenue in the month the birth occurs.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	June 30,	Dec. 31,	June 30,
	2010	2009	2009

Total Ending Membership by Health Plan:
California	348,000	351,000	349,000
Florida	54,000	50,000	29,000
Michigan	226,000	223,000	207,000
Missouri	78,000	78,000	78,000
New Mexico	93,000	94,000	85,000
Ohio	234,000	216,000	203,000
Texas	42,000	40,000	30,000
Utah	77,000	69,000	64,000
Washington	346,000	334,000	323,000

Total	1,498,000	1,455,000	1,368,000

Total Ending Membership by State for our Medicare Advantage Plans:
California	3,600	2,100	1,600
Florida	500	—	—
Michigan	5,000	3,300	2,100
New Mexico	600	400	400
Texas	600	500	400
Utah	8,100	4,000	3,100
Washington	1,900	1,300	1,000

Total	20,300	11,600	8,600

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	13,600	13,900	13,100
Florida	9,300	8,800	6,000
Michigan	31,600	32,200	29,900
New Mexico	5,800	5,700	5,700
Ohio	27,400	22,600	19,700
Texas	18,500	17,600	17,000
Utah	7,600	7,500	7,600
Washington	3,700	3,200	3,000

Total	117,500	111,500	102,000

Molina Medicaid Solutions Segment

As a result of our recent acquisition of Molina Medicaid Solutions, a portion of our revenues is derived from service arrangements. This segment provides technology solutions to state Medicaid programs that include system design, development, implementation, and technology outsourcing services. In addition, this segment offer business process outsourcing to state Medicaid agencies that handle key administrative functions such as claims processing, provider enrollment, pharmacy drug rebate services, recipient eligibility management, and pre-authorization services. In general, we expect the operating profit margin percentage generated by the Molina Medicaid Solutions segment to be higher than the operating profit margin percentage generated by the Health Plans segment. See further discussion of our Molina Medicaid Solutions segment revenue recognition and deferred contract costs at “Critical Accounting Policies,” below.

Molina Medicaid Solutions has contracts with five states to design, develop, implement, maintain, and operate Medicaid Management Information Systems (MMIS). Additionally, Molina Medicaid Solutions provides pharmacy rebate administration services under a contract with the state of Florida.

These contracts extend over a number of years, and cover the life of the MMIS from inception though at least the first five years of its operation. The contracts are subject to extension by the exercise of an option, and also by renewal of the base contract. The contracts have a life cycle beginning with the design, development, and implementation of the MMIS and continuing through the operation of the system. Payment during the design, development, and implementation phase of the contract, or the DDI phase, is generally based upon the attainment of specific milestones in systems development as agreed upon ahead of time by the parties. Payment during the operations phase typically takes the form of either a flat monthly fee or payment for specific measures of capacity or activity, such as the number of claims processed, or the number of Medicaid beneficiaries served by the MMIS. Contracts may also call for the adjustment of amounts paid if certain activity measures exceed or fall below certain thresholds.

Under our contracts in Louisiana, New Jersey, West Virginia and Florida we provide primarily business process outsourcing and technology outsourcing services, because the development of the MMIS solution has been completed. Under these contracts, we recognize outsourcing service revenue on a straight-line basis over the remaining term of the contract. We have not substantially completed the installation of the MMIS solutions in Idaho and Maine. Accordingly, we have deferred recognition and all revenue and the majority of the expenses incurred under those contracts.

Composition of Expenses

Health Plans Segment

Operating expenses for the Health Plans segment include expenses related to the provision of medical care services, G&A expenses, and premium tax expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate costs incurred. Expenses related to medical care services are captured in the following four categories:

•	Fee-for-service — expenses paid for specific encounters or episodes of care according to a fee schedule or other basis established by the state or by contract with the provider.

•	Capitation — expenses for PMPM payments to the provider without regard to the frequency, extent, or nature of the medical services actually furnished.

•	Pharmacy — expenses for all drug, injectible, and immunization costs paid through our pharmacy benefit manager.

•	Other — expenses for medically related administrative costs ($41.0 million and $35.8 million for the six months ended June 30, 2010 and 2009, respectively), certain provider incentive costs, reinsurance, costs to operate our medical clinics, and other medical expenses.

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.

Molina Medicaid Solutions Segment

Cost of service revenue consists primarily of the costs incurred to provide business process outsourcing and technology outsourcing services under our contracts in Louisiana, New Jersey, West Virginia and Florida, as well as certain selling, general and administrative expenses. Additionally, certain indirect costs incurred under our contracts in Idaho and Maine are also expensed to cost of services.

Deferred contract costs, which primarily relate to our contracts in Idaho and Maine, include direct and incremental costs such as direct labor, hardware, and software. We also defer and subsequently amortize certain transition costs related to activities that transition the contract from the design, development, and implementation phase to the operational or business process outsourcing phase. Deferred contract costs, including transition costs, are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period.

Results of Operations

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

Summary of Consolidated Operating Results

Operating results for the three months ended June 30, 2010, compared with the three months ended June 30, 2009, were most significantly impacted by the following:

•	Increased premium revenue for the Health Plans segment due to higher enrollment, partially offset by lower revenue PMPM. Medicare enrollment exceeded 20,000 members at June 30, 2010, and Medicare premium revenue for the three months ended June 30, 2010, was $67.6 million compared with $35.2 million for the three months ended June 30, 2009.

•	Lower PMPM medical costs for the Health Plan segment due to lower incidence of influenza-related illnesses in 2010, improved hospital utilization, the transfer of pharmacy costs back to the states of Ohio and Missouri, and the implementation of various contracting and medical management initiatives. Medical margin (defined as the difference between premium revenue and medical costs) increased by approximately $15 million for the three months ended June 30, 2010, compared with the three months ended June 30, 2009.

•	Higher administrative and premium tax expenses for the Health Plan segment, driven in part by the cost of our Medicare expansion and the acquisition of the Molina Medicaid Solutions business.

•	The acquisition of Molina Medicaid Solutions effective May 1, 2010. The Molina Medicaid Solutions segment contributed $5 million to operating income for the three months ended June 30, 2010.

Health Plans Segment

Summary of Health Plans Segment Operating Results

Operating income for the three months ended June 30, 2010 decreased $3.3 million compared with the three months ended June 30, 2009. Improved medical margins during the three months ended June 30, 2010 were more than offset by:

•	$5.5 million in premium reductions retroactive to October 1, 2009 that were imposed by the state of Michigan;

•	$1.7 million in acquisition costs related to the purchase of Molina Medicaid Solutions;

•	$4.7 million in additional premium tax; and

•	$10.4 million of additional administrative expense.

Premium Revenue

Premium revenue grew 5.5% in the three months ended June 30, 2010 compared with the three months ended June 30, 2009, due to a membership increase of nearly 10%. Premium revenue was reduced during the three months ended June 30, 2010 by $5.5 million due to rate reductions in Michigan that were retroactive to October 1, 2009. The related reduction to medical expense was only $0.5 million. On a PMPM basis consolidated premium revenue decreased 4.4% because of declines in premium rates at several of our health plans. The most significant declines in premium rates were in Ohio and Missouri, due to the transfer of pharmacy risk back to the states, and in Washington. Washington premiums PMPM were lower during the three months ended June 30, 2010, compared with the three months ended June 30, 2009, as result of reductions made to both Medicaid premiums and fee schedules during the third quarter of 2009.

Medical Care Costs

The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended June 30,
	2010			2009
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total

Fee for service	$594,960	$132.95	70.9%	$517,066	$127.59	64.4%
Capitation	136,764	30.56	16.3	154,386	38.10	19.2
Pharmacy	75,170	16.80	8.9	99,256	24.49	12.4
Other	32,719	7.31	3.9	32,498	8.02	4.0

Total	$839,613	$187.62	100.0%	$803,206	$198.20	100.0%

Medical care costs, in the aggregate, decreased 5.3% on a PMPM basis for the three months ended June 30, 2010 compared with the three months ended June 30, 2009, primarily due to the following:

•	The transfer of pharmacy risk back to the states of Ohio and Missouri,

•	A less severe flu season in 2010,

•	Reductions in Medicaid fee schedules subsequent to June 30, 2009, and

•	The implementation of various contracting and medical management initiatives.

Excluding pharmacy costs, medical care costs decreased 1.7% on a PMPM basis for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. Medical care costs as a percentage of premium revenue (the medical care ratio) were 86.0% for the three months ended June 30, 2010 compared with 86.8% for the three months ended June 30, 2009.

Physician and outpatient costs increased 1.9% on a PMPM basis for the three months ended June 30, 2010, compared with the three months ended June 30, 2009. Although we continued to observe hospitals billing for more intensive levels of care for the quarter ended June 30, 2010, compared with the quarter ended June 30, 2009, emergency room costs PMPM were stable as both utilization and cost per visit remained essentially unchanged. We attribute stable emergency room costs to, among other things, a less severe flu season when compared with 2009; changes in provider contracts and fee schedules; and our efforts to reduce inappropriate utilization.

Inpatient facility costs increased 6.4% on a PMPM basis for the three months ended June 30, 2010, compared with the three months ended June 30, 2009. Both utilization and unit costs increased slightly compared with the three months ended June 30, 2009.

Pharmacy costs (including the benefit of rebates) decreased 31.4% on a PMPM basis for the three months ended June 30, 2010, including our Missouri and Ohio health plans. The pharmacy benefit was transferred to the state of Missouri effective October 1, 2009, and was transferred to the state of Ohio effective February 1, 2010. Excluding these health plans, pharmacy costs increased 5.8% on a PMPM basis compared with the three months ended June 30, 2009 as a result of increases in unit costs that more than offset decreases in utilization.

Capitated costs decreased 19.8% on a PMPM basis compared with three months ended June 30, 2009 as a result of the recognition, in the three months ended June 30, 2009, of $22 million in retroactive capitation expense at the New Mexico health plan that related to 2009 and 2008. The retroactive capitation expense at the New Mexico health plan was directly related to the receipt of $25.3 million in retroactive premium revenue in the second quarter of 2009. There was no corresponding retroactive adjustment in the three months ended June 30, 2010.

Health Plans Segment Operating Data

The following table summarizes member months, premium revenue, medical care costs, medical care ratio and premium taxes by health plan for the three months ended June 30, 2010 and June 30, 2009 (dollar amounts in thousands except for PMPM amounts):

	Three Months Ended June 30, 2010
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	1,050,000	$124,551	$118.57	$106,006	$100.92	85.1%	$1,637
Florida	160,000	41,462	260.32	39,134	245.70	94.4	6
Michigan	679,000	156,769	230.76	135,763	199.84	86.6	9,711
Missouri	234,000	51,779	220.86	46,320	197.58	89.5	—
New Mexico	280,000	91,949	328.48	73,210	261.54	79.6	2,987
Ohio	695,000	212,669	306.34	174,275	251.03	82.0	16,512
Texas	125,000	43,493	348.45	39,133	313.52	90.0	705
Utah	230,000	64,934	281.44	60,975	264.28	93.9	—
Washington	1,022,000	186,204	182.23	154,792	151.49	83.1	3,394
Other(1)	—	2,875	—	10,005	—	—	43

Total	4,475,000	$976,685	$218.25	$839,613	$187.62	86.0%	$34,995

	Three Months Ended June 30, 2009
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	1,031,000	$121,918	$118.23	$111,750	$108.37	91.7%	$3,395
Florida	75,000	19,339	257.22	17,355	230.83	89.7	—
Michigan	623,000	136,549	219.44	112,402	180.64	82.3	9,538
Missouri	232,000	58,141	251.06	48,582	209.78	83.6	—
New Mexico	251,000	114,408	456.80	100,255	400.30	87.6	2,989
Ohio	596,000	194,885	327.02	168,639	282.98	86.5	10,731
Texas	92,000	34,345	372.13	24,851	269.26	72.4	572
Utah	200,000	57,918	288.99	53,182	265.35	91.8	—
Washington	952,000	183,720	192.96	156,981	164.88	85.5	3,064
Other(1)	—	4,284	—	9,209	—	—	11

Total	4,052,000	$925,507	$228.38	$803,206	$198.20	86.8%	$30,300

(1)	“Other” medical care costs represent primarily medically related administrative costs at the parent company.

Days in Medical Claims and Benefits Payable

Beginning January 1, 2010, and for all prior periods presented, we are reporting days in medical claims and benefits payable relating to fee-for-service medical claims only. This new computation includes only fee-for-service medical care costs and related liabilities, and therefore calculates the extent of reserves for those liabilities that are most subject to estimation risk.

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

By including only fee-for-service medical costs and liabilities in this computation, our days in claims payable metric will be more indicative of the adequacy of our reserves for liabilities subject to a substantial degree of estimation. The days in medical claims and benefits payable computed under each method were as follows:

	June 30,	March 31,	Dec. 31,	June 30,
	2010	2010	2009	2009

Days in claims payable — fee-for-service only	44 days	44 days	44 days	47 days
Days in claims payable — all medical costs	39 days	37 days	37 days	39 days
Number of claims in inventory at end of period	106,300	153,700	93,100	117,100
Billed charges of claims in inventory at end of period (dollars in thousands)	$146,600	$194,000	$131,400	$173,400

Molina Medicaid Solutions Segment

Performance of the Molina Medicaid Solutions segment for the two months ended June 30, 2010 was as follows:

(In thousands)

Service revenue	$22,645
Amortization of purchased intangibles recorded as contra-service revenue	(1,591)

Net service revenue	21,054
Cost of service revenue	14,254
General and administrative costs	966
Amortization of purchased intangibles recorded as amortization expense	829

Operating income	$5,005

Consolidated Expenses

General and Administrative Expenses

General and administrative expenses, or G&A, were $78.1 million, or 7.8% of total revenue, for the three months ended June 30, 2010, compared with $65.0 million, or 7.0% of total revenue, for the for the three months ended June 30, 2009.

The increase in the G&A ratio was primarily due to higher administrative expenses for the Health Plans segment, which includes all corporate related administrative costs. Costs of the continuing build out of our Medicare administrative structure added $2.7 million to administrative costs when compared with the three months ended June 30, 2009. Acquisition expenses associated with the purchase of Molina Medicaid Solutions were $1.7 million during the three months ended June 30, 2010. Network and product expansions other than the Medicare line of business added $1.1 million to administrative expense during the three months ended June 30, 2010. All other Health Plans segment administrative costs increased $6.5 million during the three months ended June 30, 2010. The cost of services shared between the Health Plans and Molina Medicaid Solutions segments is charged to the Health Plans segment. A portion of the $6.5 million increase in other administrative costs recorded at the Health Plans segment supported the integration of Molina Medicaid Solutions into our consolidated operations. Stand- alone administrative expenses of the Molina Medicaid Solutions segment totaled approximately $1.0 million.

	Three Months Ended June 30,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)

Medicare-related administrative costs	$6,589	0.7%	$3,879	0.4%
Non Medicare-related administrative costs:
Molina Medicaid Solutions segment administrative costs	966	0.1	—	—
Molina Medicaid Solutions acquisition costs	1,724	0.2	—	—
Health Plans segment administrative payroll, including employee incentive compensation	53,675	5.4	49,317	5.3
All other Health Plans segment administrative expense	15,125	1.4	11,815	1.3

G&A expenses	$78,079	7.8%	$65,011	7.0%

Premium Tax Expenses

Premium tax expense relating to Health Plans segment premium revenue increased to 3.6% of revenue for the three months ended June 30, 2010, from 3.3% for the three months ended June 30, 2009, primarily due to the imposition of a higher premium tax rate in Ohio effective October 1, 2009.

Depreciation and Amortization

Depreciation and amortization expense specifically identified as such in the consolidated statements of income increased $1.6 million in the three months ended June 30, 2010 compared with the three months ended June 30, 2009, primarily due to depreciation of investments in infrastructure and the amortization of certain purchased intangibles associated with the acquisition of Molina Medicaid Solutions. Beginning in the three months ended June 30, 2010, the amortization of a portion of the purchased intangibles associated with the acquisition of Molina Medicaid Solutions is recorded as contra-service revenue, rather than as part of depreciation and amortization expense. Additionally, most of the depreciation expense associated with Molina Medicaid Solutions is recorded as cost of service revenue. The following table presents all depreciation and amortization expense recorded in the consolidated financial statements:

	Three Months Ended June 30,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)

Depreciation and amortization	$11,219	1.1%	$9,584	1.0%
Amortization expense recorded as contra-service revenue	1,591	0.2	—	—
Depreciation expense recorded as cost of service revenue	1,041	0.1	—	—

Depreciation and amortization reported in the consolidated statements of cash flows	$13,851	1.4%	$9,584	1.0%

Interest Expense

Interest expense increased to $4.1 million for the three months ended June 30, 2010, compared with $3.2 million for the three months ended June 30, 2009. We incurred higher interest expense relating to the $105 million draw on our credit facility (beginning May 1, 2010) to fund the acquisition. Interest expense includes non-cash interest expense relating to our convertible senior notes, which totaled $1.3 million, and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

Income tax expense was recorded at an effective rate of 38.1% for the three months ended June 30, 2010, compared with 10.5% in three months ended June 30, 2009. The lower rate in 2009 was primarily due to discrete tax benefits of $4.4 million recorded in the second quarter of 2009 as a result of settling tax examinations and the voluntary filing of certain accounting method changes.

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

For the three months ended June 30, 2009, amounts for premium tax expense (included in general and administrative expenses) and income tax expense have been reclassified to conform to the presentation of MGRT as a premium tax. The MGRT amounted to $1.5 million and $1.2 million for the three months ended June 30, 2010, and 2009, respectively. There was no impact to net income for either period presented relating to this change.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

Summary of Consolidated Operating Results

Operating results for the six months ended June 30, 2010, compared with the six months ended June 30, 2009, were most significantly impacted by the following:

•	Increased premium revenue due to higher enrollment, partially offset by lower revenue PMPM. Medicare enrollment exceeded 20,000 members at June 30, 2010, and Medicare premium revenue was $117.9 million and $62.2 million for the six months ended June 30, 2010, and 2009, respectively.

•	Lower PMPM medical costs due to lower incidence of the influenza-related illnesses in 2010, improved hospital utilization, the transfer of pharmacy costs back to the states of Ohio and Missouri, and the implementation of various contracting and medical management initiatives.

•	Higher administrative and premium tax expenses for the Health Plan segment, driven in part by the cost of our Medicare expansion and the acquisition of Molina Medicaid Solutions.

•	A $1.5 million gain on the purchase of our convertible senior notes recognized in the first quarter of 2009, with no comparable event in the first quarter of 2010.

•	The acquisition of Molina Medicaid Solutions effective May 1, 2010. The Molina Medicaid Solutions segment contributed $5.0 million to operating income for the six months ended June 30, 2010.

Health Plans Segment

Summary of Health Plans Segment Operating Results

Operating income for the six months ended June 30, 2010 decreased $6.0 million compared with the six months ended June 30, 2009. Improved medical margins during the six ended June 30, 2010 were more than offset by:

•	$8.7 million in premium reductions retroactive to October 1, 2009 that were imposed by the state of Michigan;

•	$1.7 million in acquisition costs related to the purchase of Molina Medicaid Solutions;

•	$12.2 million in additional premium tax; and

•	$23.3 million of additional administrative expense.

Premium Revenue

Premium revenue grew 8.9% in the six months ended June 30, 2010 compared with the six months ended June 30, 2009, due to a membership increase of nearly 10%. Premium revenue was reduced $8.7 million during the six months ended June 30, 2010 due to rate reductions in Michigan that were retroactive to October 1, 2009. The related reduction to medical expense was only $0.5 million. On a PMPM basis consolidated premium revenue decreased 2.7% because of declines in premium rates at several of our health plans. The most significant declines in premium rates were in Ohio and Missouri, due to the transfer of pharmacy risk back to the state, and in Washington. Washington premiums PMPM were lower during the six months ended June 30, 2010 compared with the six months ended June 30, 2009, as result of reductions made to both Medicaid premiums and fee schedules during the third quarter of 2009.

Medical Care Costs

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Six Months Ended June 30,
	2010			2009
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total

Fee for service	$1,161,839	$130.52	69.9%	$1,006,207	$126.49	65.3%
Capitation	273,896	30.77	16.5	272,800	34.29	17.7
Pharmacy	165,241	18.56	9.9	201,894	25.38	13.1
Other	61,453	6.90	3.7	60,193	7.57	3.9

Total	$1,662,429	$186.75	100.0%	$1,541,094	$193.73	100.0%

Medical care costs, in the aggregate, decreased 3.6% on a PMPM basis for the six months ended June 30, 2010 compared with the six months ended June 30, 2009, primarily due to the following:

•	The transfer of pharmacy risk back to the states of Ohio and Missouri,

•	A less severe flu season in 2010,

•	Reductions in Medicaid fee schedules subsequent to June 30, 2009, and

•	The implementation of various contracting and medical management initiatives.

Excluding pharmacy costs, medical care costs were flat on a PMPM basis for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. Medical care costs as a percentage of premium revenue were 85.6% for the six months ended June 30, 2010 compared with 86.4% for the six months ended June 30, 2009.

Physician and outpatient costs increased 2.6% on a PMPM basis for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. Although we continued to observe hospitals billing for more intensive levels of care for the six months ended June 30, 2010, compared with the six months ended June 30, 2009, emergency room costs PMPM were stable as both utilization and cost per visit remained essentially unchanged. We attribute stable emergency room costs to, among other things, a less severe flu season when compared to 2009; changes in provider contracts and fee schedules; and our efforts to reduce inappropriate utilization.

Inpatient facility costs increased 2.5% on a PMPM basis for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. Both utilization and unit costs increased slightly compared with the six months ended June 30, 2009.

Pharmacy costs (including the benefit of rebates) decreased 26.9% on a PMPM basis for the six months ended June 30, 2010, including our Missouri and Ohio health plans. The pharmacy benefit was transferred to the state of

Missouri effective October 1, 2009, and was transferred to the state of Ohio effective February 1, 2010. Excluding these health plans, pharmacy costs increased 3.7% on a PMPM basis compared with the six months ended June 30, 2009 as a result of flat utilization and a moderate increase in unit costs.

Capitated costs decreased 10.3% on a PMPM basis compared with six months ended June 30, 2009 as a result of the recognition, in the second quarter of 2009, of $22 million in retroactive capitation expense at the New Mexico health plan that related to 2009 and 2008. The retroactive capitation expense at the New Mexico health plan was directly related to the receipt of $25.3 million in retroactive premium revenue in the second quarter of 2009. There was no corresponding retroactive adjustment in the second quarter of 2010.

Health Plans Segment Operating Data

The following summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the six months ended June 30, 2010 and June 30, 2009 (dollars in thousands except PMPM amounts):

	Six Months Ended June 30, 2010
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	2,112,000	$248,461	$117.62	$213,567	$101.10	86.0%	$3,265
Florida	314,000	80,550	256.94	73,821	235.47	91.7	12
Michigan	1,354,000	312,114	230.45	261,212	192.87	83.7	19,650
Missouri	468,000	103,922	221.93	89,836	191.85	86.5	—
New Mexico	560,000	187,547	334.75	147,225	262.78	78.5	4,991
Ohio	1,368,000	431,032	315.20	346,900	253.68	80.5	33,517
Texas	246,000	82,693	336.46	71,464	290.77	86.4	1,386
Utah	451,000	123,474	273.66	122,435	271.36	99.2	—
Washington	2,029,000	367,258	181.05	318,302	156.91	86.7	6,656
Other(1)	—	4,854	—	17,667	—	—	64

Total	8,902,000	$1,941,905	$218.15	$1,662,429	$186.75	85.6%	$69,541

	Six Months Ended June 30, 2009
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	2,011,000	$231,953	$115.34	$215,723	$107.27	93.0%	$6,711
Florida	136,000	39,030	287.03	35,123	258.29	90.0	—
Michigan	1,243,000	269,314	216.71	222,397	178.96	82.6	17,376
Missouri	463,000	116,848	252.53	95,556	206.51	81.8	—
New Mexico	499,000	196,226	393.53	172,276	345.50	87.8	5,082
Ohio	1,156,000	382,107	330.46	326,419	282.30	85.4	20,923
Texas	190,000	67,356	354.66	52,257	275.15	77.6	1,256
Utah	384,000	108,536	282.34	97,445	253.49	89.8	—
Washington	1,871,000	364,424	194.78	306,526	163.83	84.1	6,011
Other(1)	—	7,197	—	17,372	—	—	(4)

Total	7,953,000	$1,782,991	$224.14	$1,541,094	$193.73	86.4%	$57,355

(1)	“Other” medical care costs represent primarily medically related administrative costs at the parent company.

Molina Medicaid Solutions Segment

Performance of the Molina Medicaid Solutions segment for the two months ended June 30, 2010 was as follows:

(In thousands)

Service revenue	$22,645
Amortization of purchased intangibles recorded as contra-service revenue	(1,591)

Net service revenue	21,054
Cost of service revenue	14,254
General and administrative costs	966
Amortization of purchased intangibles recorded as amortization expense	829

Operating income	$5,005

Consolidated Expenses and Other

General and Administrative Expenses

General and administrative expenses were $157.0 million, or 8.0% of total revenue, for the six months ended June 30, 2010, compared with $130.4 million, or 7.3% of total revenue, for the for the six months ended June 30, 2009.

The increase in the G&A ratio was primarily due to higher administrative expenses for the Health Plans segment, which includes all corporate related administrative costs. Costs of the continuing build out of the Medicare administrative structure added $5.7 million to administrative costs when compared with the six months ended June 30, 2009. Acquisition expenses associated with the acquisition of Molina Medicaid Solutions were $2.3 million during the six months ended June 30, 2010. Network and product expansions other than the Medicare line of business added $2.3 million to administrative expense during the six months ended June 30, 2010. Higher regulatory fees added $1.3 million to administrative expense during the six months ended June 30, 2010. All other Health Plans segment administrative costs increased by $14.0 million during the six months ended June 30, 2010. The cost of services shared between the Health Plans and Molina Medicaid Solutions segments is charged to the Health Plans segment. A portion of the $14.0 million increase in other administrative costs recorded at the Health Plans segment supported the integration of Molina Medicaid Solutions into our consolidated operations. Stand alone administrative expenses of the Molina Medicaid Solutions segment were approximately $1.0 million.

	Six Months Ended June 30,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)

Medicare-related administrative costs	$14,521	0.7%	$8,847	0.5%
Non Medicare-related administrative costs:
Molina Medicaid Solutions segment administrative costs	966	0.1	—	—
Molina Medicaid Solutions acquisition costs	2,250	0.1	—	—
Health Plans segment administrative payroll, including employee incentive compensation	109,885	5.6	98,316	5.5
All other Health Plans segment administrative expense	29,337	1.5	23,255	1.3

G&A expenses	$156,959	8.0%	$130,418	7.3%

Premium Tax Expense

Premium tax expense relating to health plan premium revenue increased to 3.6% of revenue for the six months ended June 30, 2010, from 3.2% for the six months ended June 30, 2009, primarily due to the imposition of a higher premium tax rate in Ohio effective October 1, 2009.

Depreciation and Amortization

Depreciation and amortization expense specifically identified as such in the consolidated statements of income increased $2.6 million in the six months ended June 30, 2010 compared with the six months ended June 30, 2009, primarily due to depreciation of investments in infrastructure and the amortization of certain purchased intangibles associated with the acquisition of Molina Medicaid Solutions. Beginning in the second quarter of 2010, a portion of amortization expense has been recorded as contra-service revenue, rather than as part of depreciation and amortization expense. Additionally, most of the depreciation expense associated with the Molina Medicaid Solutions segment is recorded as cost of service revenue. The following table presents all depreciation and amortization expense recorded in the consolidated financial statements:

	Six Months Ended June 30,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)

Depreciation and amortization	$21,280	1.1%	$18,636	1.0%
Amortization expense recorded as contra- service revenue	1,591	0.1	—	—
Depreciation expense recorded as cost of service revenue	1,041	—	—	—

Depreciation and amortization reported in the consolidated statements of cash flows	$23,912	1.2%	$18,636	1.0%

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

Interest Expense

Interest expense increased to $7.5 million for the six months ended June 30, 2010, from $6.6 million for the six months ended June 30, 2009. We incurred higher interest expense relating to the $105 million draw on our credit facility (beginning May 1, 2010) to fund the acquisition. Interest expense includes non-cash interest expense relating to our convertible senior notes, which totaled $2.5 million, and $2.4 million for the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

Income tax expense was recorded at an effective rate of 38.0% for the six months ended June 30, 2010 compared with 25.6% for the six months ended June 30, 2009. The lower rate in 2009 was primarily due to discrete tax benefits of $4.4 million recorded in the second quarter of 2009 as a result of settling tax examinations and the voluntary filing of certain accounting method changes.

Effective January 1, 2008 through December 31, 2009, our income tax expense included both the Michigan business income tax, or BIT, and the Michigan modified gross receipts tax, or MGRT. Effective January 1, 2010, we have recorded the MGRT as a premium tax and not as an income tax. We will continue to record the BIT as an income tax.

For the six months ended June 30, 2009, amounts for premium tax expense and income tax expense have been reclassified to conform to the presentation of MGRT as a premium tax. The MGRT amounted to $3.1 million and

$2.2 million for the six months ended June 30, 2010, and 2009, respectively. There was no impact to net income for either period presented relating to this change.

Acquisitions

In addition to the acquisition of Molina Medicaid Solutions, described in “Overview” above, on July 12, 2010, we announced a definitive agreement to acquire Abri Health Plan, a provider of Medicaid managed care services to BadgerCare Plus and SSI Managed Care enrollees in Wisconsin. Abri Health Plan currently serves Medicaid beneficiaries in 23 counties in Wisconsin. In April 2010, Abri received a notice of intent to award a new contract to provide Medicaid managed care services to BadgerCare Plus enrollees in Wisconsin’s southeast region (Kenosha, Milwaukee, Ozaukee, Racine, Washington, and Waukesha counties), to be implemented between September 1 and November 1, 2010.

The purchase price for the acquisition is expected to be approximately $16 million, subject to adjustments, and will be funded with available cash and/or the Credit Facility. Subject to regulatory approvals and the satisfaction of other closing conditions, the closing of the transaction is expected to occur by August 31, 2010.

Liquidity and Capital Resources

We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from premium revenue and investment income. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of June 30, 2010, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

Investment income decreased to $3.1 million for the six months ended June 30, 2010 compared with $5.6 million for the six months ended June 30, 2009. This decline was primarily due to lower interest rates in 2010. Our annualized portfolio yield for the six months ended June 30, 2010 was 0.8% compared with 1.6% for the six months ended June 30, 2009.

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

Cash provided by operating activities for the six months ended June 30, 2010, was $25.3 million, compared with $94.8 million for the six months ended June 30, 2009, a decrease of $69.5 million. This decrease was primarily due to the timing of the Ohio health plan’s receipt of premium payments from the state of Ohio. In 2009, the state of Ohio typically paid premiums in advance of the month the premium was earned. Beginning in January 2010, the state of Ohio has delayed its premium payments to mid-month for the month premium is earned. The Company does not anticipate any advance payments for the Ohio plan’s premiums during 2010.

Cash used in investing activities was $137.3 million for the six months ended June 30, 2010, compared with $27.9 million for the six months ended June 30, 2009, due chiefly to the acquisition of Molina Medicaid Solutions, which totaled $131 million.

Cash provided by financing activities was $138.9 million for the six months ended June 30, 2010, compared with $36.3 million used in financing activities for the six months ended June 30, 2009. In the second quarter of 2010 we borrowed $105 million on our credit facility to fund the acquisition of Molina Medicaid Solutions (see “Capital Resources,” below). The primary use of cash in the six months ended June 30, 2009 was under our securities purchase programs, where we purchased $27.7 million of our common stock, and $9.7 million of our convertible senior notes.

EBITDA (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Operating income	$21,178	$19,488	$41,616	$42,649
Add back:
Depreciation and amortization expense	11,219	9,584	21,280	18,636
Amortization expense recorded as contra-service revenue	1,591	—	1,591	—
Depreciation expense recorded as cost of service revenue	1,041	—	1,041	—

EBITDA	$35,029	$29,072	$65,528	$61,285

(1)	We calculate EBITDA by adding back depreciation and amortization expense to operating income, including $1.6 million amortization expense recorded as contra-service revenue, and $1.0 million depreciation expense recorded as cost of service revenue for both the three months and six months ended June 30, 2010, respectively. Operating income included interest income of $2.5 million and $5.0 million for the six months ended June 30, 2010, and 2009, respectively. EBITDA is not prepared in conformity with GAAP because it excludes depreciation and amortization expense, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to net income, operating income, operating margin, or cash provided by operating activities. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.

Capital Resources

At June 30, 2010, the parent company — Molina Healthcare, Inc. — held cash and investments of approximately $47.4 million, including auction rate securities with a fair value of $7.6 million, compared with $45.6 million of cash and investments at December 31, 2009. On a consolidated basis, at June 30, 2010, we had working capital of $345.4 million compared with $321.2 million at December 31, 2009. At June 30, 2010 and December 31, 2009, cash and cash equivalents were $461.0 million and $469.5 million, respectively. At June 30, 2010, investments were $212.0 million, including $36.7 million in non-current auction rate securities, and at December 31, 2009, investments were $234.5 million, including $59.7 million in non-current auction rate securities.

In connection with the May 1, 2010 closing of our acquisition of Molina Medicaid Solutions, we used a draw on our credit facility, which previously had had no outstanding balance, to fund $105 million of the $131 million purchase price. The $26 million balance of the purchase price was funded with available cash.

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

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At June 30, 2010, we were in compliance with all financial covenants in the Credit Facility.

Subject to the closing of the Molina Medicaid Solutions acquisition, in November 2009 we agreed to enter into a fourth amendment to the Credit Facility. The fourth amendment became effective upon the closing of the acquisition of Molina Medicaid Solutions. The fourth amendment was required because the $131 million purchase price for this acquisition exceeded the applicable deal size threshold under the terms of the Credit Facility. Pursuant to the fourth amendment, the lenders consented to our acquisition of Molina Medicaid Solutions.

Upon its effectiveness at the closing, the fourth amendment increased the commitment fee on the total unused commitments of the lenders under the facility to 50 basis points on all levels of the pricing grid, with the pricing grid referring to our ratio of consolidated funded debt to consolidated EBITDA. The pricing for LIBOR loans and base rate loans was raised by 200 basis points at every level of the pricing grid. Thus, the applicable margins now range between 2.75% and 3.75% for LIBOR loans, and between 1.75% and 2.75% for base rate loans. Until the delivery of a compliance certificate with respect to our financial statements for the second quarter of 2010, the applicable margin shall be fixed at 3.5% for LIBOR loans and 2.5% for base rate loans. In connection with the lenders’ approval of the fourth amendment, a consent fee of 10 basis points was paid on the amount of each consenting lender’s commitment. In addition, the fourth amendment carved out from our indebtedness and restricted payment covenants under the Credit Facility the $187.0 million current principal amount of the convertible senior notes (although the $187.0 million indebtedness is still included in the calculation of our consolidated leverage ratio); increased the amount of surety bond obligations we may incur; increased our allowable capital expenditures; and reduced the fixed charge coverage ratio from 3.50x to 2.75x (on a pro forma basis) at December 31, 2009, and 3.00x thereafter.

On March 15, 2010, we agreed to enter into a fifth amendment to the Credit Facility. The fifth amendment also became effective upon the closing of the acquisition of Molina Medicaid Solutions. The fifth amendment was required because, after giving effect to the acquisition of Molina Medicaid Solutions on a pro forma basis, and inclusive of our fourth quarter 2009 EBITDA of only $5.9 million, our consolidated leverage ratio for the preceding four fiscal quarters exceeded the currently applicable ratio of 2.75 to 1.0. The fifth amendment increased the maximum consolidated leverage ratio under the Credit Facility to 3.25 to 1.0 for the fourth quarter of 2009 (on a pro forma basis), and to 3.50 to 1.0 for the first, second, and third quarters of 2010, excluding the single date of September 30, 2010. On September 30, 2010, the maximum consolidated leverage ratio shall revert back to 2.75 to 1.0. However, if we have actually reduced our consolidated leverage ratio to no more than 2.75 to 1.0 on or before August 15, 2010, the consolidated leverage ratio under the Credit Facility will revert back to 2.75 to 1.0 on August 15, 2010. On the date that the consolidated leverage ratio reverts to 2.75 to 1.0 — whether August 15, 2010 or September 30, 2010 — the aggregate commitments of the lenders under the Credit Facility shall be reduced on a pro rata basis from $200 million to $150 million. In connection with the lenders’ approval of the fifth amendment, we paid an amendment fee of 25 basis points on the amount of each consenting lender’s commitment. We will also pay an incremental commitment fee of 12.5 basis points based on each lender’s unfunded commitment during the period from the effective date of the fifth amendment through the date that the maximum consolidated leverage ratio is reduced to 2.75 to 1.0, plus a potential duration fee of 50 basis points payable on August 15, 2010 in the event that the consolidated leverage ratio has not been reduced to 2.75 to 1.0 by August 15, 2010. At June 30, 2010, our consolidated leverage ratio was 2.9%, as computed per the terms of the Credit Facility.

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

On August 4, 2010, we issued a press release announcing a proposed offering of 4,000,000 shares of common stock covered by this registration statement. We intend to use the proceeds from this offering to repay the Credit Facility and for general corporate purposes.

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

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, and Washington. The health plans are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our health plans. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries, after intercompany eliminations, which may not be transferable to us in the form of loans, advances, or cash dividends totaled $362.3 million at June 30, 2010, and $368.7 million at December 31, 2009.

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

At June 30, 2010, our health plans had aggregate statutory capital and surplus of approximately $376.2 million, compared with the required minimum aggregate statutory capital and surplus of approximately $253.2 million. All of our health plans were in compliance with the minimum capital requirements at June 30, 2010. We have the ability and commitment to provide additional working capital to each of our health plans when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2010.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2009, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

Critical Accounting Policies

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates. Principal areas requiring the use of estimates include those areas listed below. The most significant of these estimates is revenue recognition, the determination of deferred contract costs, and the determination of medical claims and benefits payable, which are discussed in further detail below:

•	The recognition of revenue;

•	The determination of deferred contract costs;

•	The determination of medical claims and benefits payable;

•	The determination of the amount of revenue to be recognized under certain contracts that place revenue at risk dependent upon either the achievement of certain quality or administrative measurements, or the expenditure of certain percentages of revenue on defined expenses;

•	The determination of allowances for uncollectible accounts;

•	The valuation of certain investments;

•	Settlements under risk or savings sharing programs;

•	The impairment of long-lived and intangible assets;

•	The determination of professional and general liability claims, and reserves for potential absorption of claims unpaid by insolvent providers;

•	The determination of reserves for the outcome of litigation;

•	The determination of valuation allowances for deferred tax assets; and

•	The determination of unrecognized tax benefits.

Revenue Recognition — Health Plans Segment

Certain components of premium revenue are subject to accounting estimates. Chief among these are:

•	Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health. A portion of premium revenue paid to our Florida health plan by the state of Florida may be refunded to the state if certain minimum amounts are not spent on defined behavioral health care costs. At June 30, 2010, we had not recorded any liability under the terms of this contract provision. If the state of Florida disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of this provision, including revisions to the definitions of premium revenue or behavioral health care costs, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our Florida health plan.

•	New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premium revenue paid to our New Mexico health plan by the state of New Mexico may be refunded to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Our contract is for a three-year period, and the medical cost floor is based on premiums and medical care costs over the entire contract period. Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At June 30, 2010, we had recorded a liability of approximately $2.8 million under the terms of these contract provisions. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our New Mexico health plan.

•	New Mexico Health Plan At-Risk Premium Revenue: Under our contract with the state of New Mexico, up to 1% of our New Mexico health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care and administrative measures dictated by the state. For the twelve months ended through the end of the state fiscal year on June 30, 2010, our New Mexico health plan had received $3.7 million in at-risk revenue for state fiscal year 2010. We have recognized $1.8 million of that amount as revenue, and recorded a liability of approximately $1.9 million for the remainder.

•	Ohio Health Plan At-Risk Premium Revenue: Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. Effective January 1, 2010 an additional 0.25% of the Ohio health plan’s revenue became refundable if certain pharmacy specific performance measures were not met. These performance measures are generally linked to various quality-of-care measures dictated by the state. For the twelve months ended through the end of the state fiscal year on June 30, 2010, our Ohio health plan had received $8.7 million in at-risk revenue for state fiscal year 2010. We have recognized $6.2 million of that amount as revenue and recorded a liability of approximately $2.5 million for the remainder at June 30, 2010.

•	Utah Health Plan Premium Revenue: Our Utah health plan may be entitled to receive additional premium revenue from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid. In prior years, we estimated amounts we believed were recoverable under our savings sharing agreement with the state of Utah based on available information and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize from prior years may be subject to negotiation with the state. During 2007, as a result of an ongoing disagreement with the state of Utah, we wrote off the entire receivable, totaling $4.7 million. Our Utah health plan continues to assert its claim to the amounts believed to be due under the savings share agreement. When additional information is known, or resolution is reached with the state regarding the appropriate savings sharing payment amount for prior years, we will adjust the amount of savings sharing revenue recorded in our financial statements as appropriate in light of such new information or agreement. No receivables for saving sharing revenue have been established at June 30, 2010 or December 31, 2009.

•	Texas Health Plan Premium Revenue: The contract entered into between our Texas health plan and the state of Texas includes a profit-sharing agreement, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As of June 30, 2010, we had an aggregate liability of approximately $2.1 million accrued pursuant to our profit-sharing agreement with the state of Texas for the 2009 and 2010 contract years (ending August 31 of each year). We made no payments to the state under the terms of this profit sharing agreement during the first half of 2010. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimates.

•	Texas Health Plan At-Risk Premium Revenue: Under our contract with the state of Texas, up to 1% of our Texas health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality-of-care measures dictated by the state. For the twelve months ended through the end of the state fiscal year on June 30, 2010, our Texas health plan had received $1.1 million in at-risk revenue for state fiscal year 2010, which has all been recognized revenue.

•	Medicare Premium Revenue: Based on member encounter data that we submit to CMS, our Medicare revenue is subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. That analysis is similar to the process for the adjustment of member risk scores, but is further complicated by member pharmacy cost sharing provisions attached to the Medicare pharmacy benefit that do not apply to the services measured by the member risk adjustment process. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. To the extent that the premium revenue ultimately received from CMS differs from recorded amounts, we will adjust reported Medicare revenue. Based upon our knowledge of member health care utilization patterns we have recorded a liability of approximately $1.5 million related to the potential recoupment of Medicare premium revenue at June 30, 2010.

Revenue Recognition and Determination of Deferred Contract Costs — Molina Medicaid Solutions Segment

As a result of our recent acquisition of Molina Medicaid Solutions, a portion of our revenues is derived from service arrangements. For fixed-price contracts where the system design and development phase were in process as of the acquisition date, we apply contract accounting because we will deliver significantly modified and customized MMIS software to the customer under the terms of the contract. Additionally, these contracts contain multiple deliverables; once the system design and development phase is complete, we provide technology outsourcing services and business process outsourcing. We do not have vendor specific objective evidence of the fair value of the technology outsourcing and business process outsourcing components of the contracts because we do not have enough history of offering these services on a stand-alone basis. As such we account for these fixed-price service contracts as a single element.

In general, we recognize contract revenues as a single element ratably over the performance period, or contract term, of the outsourcing services (operations phase) because these services are the last element to be delivered under the contract. The contract terms typically range from five to 10 years. In those service arrangements where final acceptance of a system or solution by the customer is required, contract revenues and costs are deferred until all material acceptance criteria have been met and performance is substantially complete. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement. Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. Amortization of certain identifiable intangible assets, relating to contract backlog, is recorded to contra-service revenue, to match revenues associated with contract performance that occurred prior to the acquisition date.

Deferred contract costs include direct and incremental costs such as direct labor, hardware and software. We also defer and subsequently amortize certain transition costs related to activities that transition the contract from the design, development, and implementation phase to the operational, or business process outsourcing phase. Deferred contract costs, including transition costs, are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period.

The recoverability of deferred contract costs associated with a particular contract is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, the deferred contract costs are written down by the amount of the cash flow deficiency. If a cash flow deficiency remains after reducing the balance of the deferred contract costs to zero, any remaining long-lived assets are evaluated for impairment. Any such impairment recognized would equal the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets. Indirect costs associated with MMIS service contracts are generally expensed as incurred.

Medical Claims and Benefits Payable

The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	June 30,	Dec. 31,	June 30,
	2010	2009	2009
	(In thousands)

Fee-for-service claims incurred but not paid (IBNP)	$268,652	$246,508	$244,987
Capitation payable	49,101	39,995	34,657
Pharmacy	13,385	20,609	22,367
Other	14,462	9,404	6,696

Total	$345,600	$316,516	$308,707

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

The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $268.7 million of our total medical claims and benefits payable of $345.6 million as of June 30, 2010. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at June 30, 2010 was $261.6 million.

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

The following table reflects the change in our estimate of claims liability as of June 30, 2010 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding June 30, 2010, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in
Medical Claims and
(Decrease) Increase in Estimated Completion Factors	Benefits Payable

(6)%	$77,755
(4)%	51,837
(2)%	25,918
2%	(25,918)
4%	(51,837)
6%	(77,755)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of June 30, 2010 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in
Medical Claims and
(Decrease) Increase in Trended Per member Per Month Cost Estimates	Benefits Payable

(6)%	$(65,606)
(4)%	(43,738)
(2)%	(21,869)
2%	21,869
4%	43,738
6%	65,606

The following per-share amounts are based on a combined federal and state statutory tax rate of 38%, and 26.0 million diluted shares outstanding for the six months ended June 30, 2010. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at June 30, 2010, net income for the three months ended June 30, 2010 would increase or decrease by approximately $8.0 million, or $0.31 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at June 30, 2010, net income for the three months ended June 30, 2010 would increase or decrease by approximately $6.8 million, or $0.26 per diluted share, net of tax. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $40.2 million, or $1.55 per diluted share, and $33.9 million, or $1.31 per diluted share, respectively.

It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $8.0 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

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

As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities in fiscal years 2009 and through June 30, 2010 were less than what we had expected when we had established our reserves. While the specific reasons for the overestimation of our liabilities were different in each of the periods presented, in general the overestimations were tied to our assessment of specific circumstances at our individual health plans which were unique to those reporting periods.

For the three months and six months ended June 30, 2010, we recognized a benefit from prior period claims development in the amount of $38.5 million, and $43.0 million, respectively (see table below). This benefit was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2009. The overestimation of claims liability at December 31, 2009 was the result of the following factors:

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

We recognized a benefit from prior period claims development in the amount of $46.4 million and $51.6 million for the six months ended June 30, 2009, and the year ended December 31, 2009, respectively (see table below). This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2008. The overestimation of claims liability at December 31, 2008 was the result of the following factors:

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

In estimating our claims liability at June 30, 2010, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•	The rapid growth of membership in our Medicare line of business between December 31, 2009 and June 30, 2010.

•	A decrease in claims inventory at our Ohio health plan between March 31, 2010 and June 30, 2010.

•	The impact of reductions to the state Medicaid fee schedules in New Mexico effective December 1, 2009.

•	The transition of claims processing for our Missouri health plan from a third party service provider to our internal claims processing platform effective April l, 2010.

•	Provider contracting changes reducing outpatient facilities costs at our Utah health plan effective April 1, 2010.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. However, that benefit will affect current period earnings only to the extent that the replenishment of the reserve for adverse claims development (and the re-accrual of administrative costs for the settlement of those claims) is less than the benefit recognized from the prior period liability. In 2009 and through June 30, 2010, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

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

The following table presents the components of the change in our medical claims and benefits payable for the periods presented. The negative amounts displayed for “Components of medical care costs related to: Prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	As of and for the
			Three
			Months	Year
	Six Months Ended		Ended	Ended
	June 30,	June 30,	March 31,	Dec. 31,
	2010	2009	2010	2009

Balances at beginning of period	$316,516	$292,442	$316,516	$292,442

Components of medical care costs related to:
Current period	1,705,411	1,587,469	861,271	3,227,794
Prior periods	(42,982)	(46,375)	(38,455)	(51,558)

Total medical care costs	1,662,429	1,541,094	822,816	3,176,236

Payments for medical care costs related to:
Current period	1,389,307	1,297,946	581,389	2,919,240
Prior periods	244,038	226,883	230,970	232,922

Total paid	1,633,345	1,524,829	812,359	3,152,162

Balances at end of period	$345,600	$308,707	$326,973	$316,516

Benefit from prior period as a percentage of:
Balance at beginning of period	13.6%	15.9%	12.1%	17.6%
Premium revenue	2.2%	2.6%	4.0%	1.4%
Total medical care costs	2.6%	3.0%	4.7%	1.6%
Days in claims payable, fee for service only	44	47	44	44
Number of members at end of period	1,498,000	1,368,000	1,482,000	1,455,000
Number of claims in inventory at end of period	106,300	117,100	153,700	93,100
Billed charges of claims in inventory at end of period	$146,600	$173,400	$194,000	$131,400
Claims in inventory per member at end of period	0.07	0.09	0.10	0.06
Billed charges of claims in inventory per member at end of period	$97.86	$126.75	$130.90	$90.31
Number of claims received during the period	7,029,600	6,287,300	3,493,300	12,930,100
Billed charges of claims received during the period	$5,580,400	$4,707,200	$2,760,500	$9,769,000

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

Changes in Internal Control Over Financial Reporting:  There has been no change in our internal control over financial reporting during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. The following risk factors were identified or re-evaluated by the Company during the second quarter and are a supplement to those risk factors discussed in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009, and to Part II, Item 1A — Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. The risks described herein and in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.

Continuing state budget pressures, as well as the scheduled expiration as of December 31, 2010 of the enhanced Medicaid federal medical assistance percentage paid to states under the American Recovery and Reinvestment Act of 2009 (ARRA), could result in premium rate decreases or the recoupment of previously paid amounts, either of which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Several of the states in which we operate our health plans continue to face severe budget shortfalls stemming from high unemployment, record declines in revenue, and increasing demand for public assistance programs such as Medicaid. These continuing budget pressures could result in states’ unexpectedly and abruptly seeking to reduce the premium rates paid to our health plans, or even to their seeking to recoup premium amounts previously paid to our health plans, as has recently occurred with respect to our Michigan plan. Any such rate reductions or recoupment of previously paid premium amounts could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

In addition, the increase in the federal share of Medicaid funding provided to states under ARRA will expire as of December 31, 2010. The increased funds have helped states reduce their deficits and support their Medicaid programs. The scheduled expiration of the ARRA funds as of December 31, 2010 will create a financing cliff in the middle of many state fiscal years at a time when their budgets are already under severe financial strain. There have been several unsuccessful attempts in Congress to pass an extension of the increased federal share of Medicaid funding. As of August 3, 2010, Congress is once again considering an extension of Medicaid funding under ARRA. However, there can be no assurances that a Medicaid funding extension will be passed by Congress and signed into law, or, if passed, that it will be sufficient for states to maintain the same level of Medicaid funding as they had prior to December 31, 2010. In the event the increased federal share of Medicaid funding is not extended beyond December 31, 2010, the resulting budget pressure on the states in which we operate our health plans could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

We face periodic routine and non-routine reviews, audits, and investigations by government agencies, and these reviews and audits could have adverse findings, which could negatively impact our business.

We are subject to various routine and non-routine governmental reviews, audits, and investigations. Violation of the laws, regulations, or contract provisions governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide managed care services, the suspension or revocation of our licenses, the exclusion from participation in government sponsored health programs, or the revision and recoupment of past payments made based on audit findings. For example, by letter dated July 7, 2010 from the Center for Medicare and Medicaid Services, or CMS, we were notified that we had been selected for an on-site audit with respect to certain specified Medicare Advantage and Prescription Drug Plan contracts in the compliance areas of enrollment and disenrollment, premium billing, Part D formulary administration, Part D appeals, grievances and coverage determinations and compliance program. The on-site audit was conducted from July 26 to July 30, 2010. We do not expect to receive written notification of the results of this audit until September 2010. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, whether as a result of this most recent CMS audit or otherwise, we might suffer a substantial reduction in profitability, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue. In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government. The final amounts we ultimately receive under government contracts may be different from the amounts we initially recognize in our financial statements.

We rely on the accuracy of eligibility lists provided by state governments. Inaccuracies in those lists would negatively affect our results of operations.

Premium payments to our health plan segment are based upon eligibility lists produced by state governments. From time to time, states require us to reimburse them for premiums paid to us based on an eligibility list that a state later discovers contains individuals who are not in fact eligible for a government sponsored program or are eligible for a different premium category or a different program. Alternatively, a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be adversely affected as a result of such reimbursement to the state if we had made related payments to providers and were unable to recoup such payments from the providers.

Receipt of inadequate or significantly delayed premiums could negatively affect our business, financial condition, cash flows, or results of operations.

Our premium revenues consist of fixed monthly payments per member, and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide health care services as established by the state governments. We use a large portion of our revenues to pay the costs of health care services delivered to our members. If premiums do not increase when expenses related to medical services rise, our medical margins will be compressed, and our earnings will be negatively affected. A state could increase hospital or other provider rates without making a commensurate increase in the rates paid to us, or could lower our rates without making a commensurate reduction in the rates paid to hospitals or other providers. In addition, if the actuarial assumptions made by a state in implementing a rate or benefit change are incorrect or are at variance with the particular utilization patterns of the members of one of our health plans, our medical margins could be reduced. Any of these rate adjustments in one or more of the states in which we operate could adversely affect our business, financial condition, cash flows, or results of operations.

Furthermore, a state undergoing a budget crisis may significantly delay the premiums paid to one of our health plans. During 2008, due to a prolonged budget impasse, some of the monthly premium payments made by the state of California to our California health plan were several months late. The state of California is once again in a budget impasse, and may be unable to make monthly premium payments to our California health plan if a budget is not passed by the end of the third quarter of 2010. Any significant delay in the monthly payment of premiums to any of our health plans could have a material adverse affect on our business, financial condition, cash flows, or results of operations.

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

MOLINA HEALTHCARE, INC.
(Registrant)

Dated: August 4, 2010	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 4, 2010	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.