Form 10-Q
period 2010-09-30
MOLINA HEALTHCARE INC
filed 2010-11-04
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of October 29, 2010, was approximately 30,239,000.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements.
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Amounts in thousands,
	except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,455	$469,501
Investments	195,358	174,844
Receivables	225,547	136,654
Income and related taxes refundable	2,755	6,067
Deferred income taxes	7,580	8,757
Prepaid expenses and other current assets	25,185	15,583

Total current assets	882,880	811,406
Property and equipment, net	91,826	78,171
Deferred contract costs	20,255	—
Intangible assets, net	115,270	80,846
Goodwill and indefinite-lived intangible assets	213,261	133,408
Investments	20,294	59,687
Restricted investments	45,047	36,274
Receivable for ceded life and annuity contracts	25,134	25,455
Other assets	17,463	19,988

	$1,431,430	$1,245,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$355,140	$316,516
Accounts payable and accrued liabilities	117,299	71,732
Deferred revenue	37,648	101,985

Total current liabilities	510,087	490,233
Long-term debt	162,700	158,900
Deferred income taxes	16,773	12,506
Liability for ceded life and annuity contracts	25,134	25,455
Other long-term liabilities	19,004	15,403

Total liabilities	733,698	702,497

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 30,207 shares at September 30, 2010 and 25,607 shares at December 31, 2009	30	26
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	247,845	129,902
Accumulated other comprehensive loss	(2,107)	(1,812)
Retained earnings	451,964	414,622

Total stockholders’ equity	697,732	542,738

	$1,431,430	$1,245,235

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands, except
	net income per share)
	(Unaudited)
Revenue:
Premium revenue	$1,005,115	$914,805	$2,947,020	$2,697,796
Service revenue	32,271	—	53,325	—
Investment income	1,760	1,707	4,880	7,336

Total revenue	1,039,146	916,512	3,005,225	2,705,132

Expenses:
Medical care costs	845,937	792,771	2,508,366	2,333,865
Cost of service revenue	27,605	—	41,859	—
General and administrative expenses	88,660	68,563	245,619	198,981
Premium tax expenses	35,037	30,257	104,578	87,612
Depreciation and amortization	11,954	9,832	33,234	28,468

Total expenses	1,009,193	901,423	2,933,656	2,648,926

Gain on retirement of convertible senior notes	—	—	—	1,532

Operating income	29,953	15,089	71,569	57,738
Interest expense	(4,600)	(3,279)	(12,056)	(9,917)

Income before income taxes	25,353	11,810	59,513	47,821
Provision for income taxes	9,180	3,246	22,171	12,481

Net income	$16,173	$8,564	$37,342	$35,340

Net income per share:
Basic	$0.58	$0.34	$1.41	$1.36

Diluted	$0.57	$0.33	$1.39	$1.36

Weighted average shares outstanding:
Basic	28,118	25,539	26,511	25,944

Diluted	28,363	25,630	26,802	26,058

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
	(Unaudited)
Net income	$16,173	$8,564	$37,342	$35,340
Other comprehensive income, net of tax:
Unrealized (loss) gain on investments	(68)	37	(295)	645

Other comprehensive (loss) income	(68)	37	(295)	645

Comprehensive income	$16,105	$8,601	$37,047	$35,985

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Amounts in thousands)
	(Unaudited)
Operating activities:
Net income	$37,342	$35,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,485	28,468
Unrealized gain on trading securities	(4,170)	(3,509)
Loss on rights agreement	3,807	3,204
Deferred income taxes	4,463	2,322
Stock-based compensation	7,268	5,730
Non-cash interest on convertible senior notes	3,800	3,563
Gain on repurchase and retirement of convertible senior notes	—	(1,532)
Amortization of deferred financing costs	1,278	1,040
Tax deficiency from employee stock compensation recorded as additional paid-in capital	(676)	(704)
Changes in operating assets and liabilities:
Receivables	(64,896)	(15,567)
Prepaid expenses and other current assets	(8,307)	454
Medical claims and benefits payable	33,947	10,672
Accounts payable and accrued liabilities	15,131	(6,140)
Deferred revenue	(64,337)	61,381
Income taxes	3,327	5,561

Net cash provided by operating activities	8,462	130,283

Investing activities:
Purchases of equipment	(31,918)	(28,390)
Purchases of investments	(162,620)	(127,335)
Sales and maturities of investments	185,193	149,770
Net cash paid in business combinations	(127,231)	(10,900)
Increase in deferred contract costs	(20,616)	—
Increase in restricted investments	(8,513)	(4,198)
Increase in other assets	(389)	(1,877)
Increase (decrease) in other long-term liabilities	2,729	(8,788)

Net cash used in investing activities	(163,365)	(31,718)

Financing activities:
Amount borrowed under credit facility	105,000	—
Proceeds from common stock offering, net of underwriting discount	111,578	—
Repayment of amount borrowed under credit facility	(105,000)	—
Treasury stock purchases	—	(27,712)
Purchase of convertible senior notes	—	(9,653)
Credit facility fees paid	(1,671)	—
Equity offering costs paid	(332)	—
Proceeds from employee stock plans	1,862	1,081
Excess tax benefits from employee stock compensation	420	26

Net cash provided by (used in) financing activities	111,857	(36,258)

Net (decrease) increase in cash and cash equivalents	(43,046)	62,307
Cash and cash equivalents at beginning of period	469,501	387,162

Cash and cash equivalents at end of period	$426,455	$449,469

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Nine Months Ended
	September 30,
	2010	2009
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$12,129	$16,305

Interest	$7,175	$4,254

Schedule of non-cash investing and financing activities:
Unrealized (loss) gain on investments	$(476)	$936
Deferred taxes	181	(291)

Net unrealized (loss) gain on investments	$(295)	$645

Accrued purchases of equipment	$632	$366

Retirement of common stock used for stock-based compensation	$2,173	$920

Retirement of treasury stock	$—	$48,102

Details of business combinations:
Fair value of assets acquired	$(161,862)	$(30,600)
Fair value of liabilities assumed	25,880	—
Release of deposit	—	9,000
Payable to seller	8,751	10,700

Net cash paid in business combinations	$(127,231)	$(10,900)

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2010
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals and to assist state agencies in their administration of the Medicaid program. Our licensed health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin currently serve approximately 1.6 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are locally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Effective January 1, 2010, we terminated operations at our small Medicare health plan in Nevada. Our subsidiary, Molina Medicaid Solutions, provides business processing and information technology administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.
On September 1, 2010, we acquired Abri Health Plan, a Medicaid managed care organization based in Milwaukee, Wisconsin. As of September 30, 2010, Abri Health Plan served approximately 28,000 Medicaid members. See Note 3, “Business Combinations,” for more information relating to this acquisition.
On May 1, 2010, we acquired a health information management business which now operates under the name, Molina Medicaid SolutionsSM. Molina Medicaid Solutions provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS. MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. See Note 3, “Business Combinations,” for more information relating to this acquisition.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included. Except as described below under “Reclassifications,” such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2010. Financial information related to subsidiaries acquired during any year is included only for periods subsequent to their acquisition.
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
Reclassifications
Effective January 1, 2010, we have recorded the Michigan modified gross receipts tax as a premium tax and not as an income tax. For the three month and nine month periods ended September 30, 2009, amounts for premium tax expense and income tax expense have been reclassified to conform to this presentation. See Note 2, “Significant Accounting Policies.”

In prior periods, general and administrative expenses have included premium tax expenses. Beginning in the second quarter of 2010, we have reported premium tax expenses on a separate line in the accompanying consolidated statements of income. Prior periods have been reclassified to conform to this presentation.
2. Significant Accounting Policies
Molina Medicaid Solutions Segment Revenue Recognition and Deferred Contract Costs
As a result of our recent acquisition of Molina Medicaid Solutions, we report on the results of our operations using two business segments. The Molina Medicaid Solutions segment derives its revenue from service arrangements. This segment provides technology solutions to state Medicaid programs that include system development, system integration, and technology outsourcing services. In addition, this segment offers business process outsourcing to state Medicaid agencies that handle key administrative functions such as claims processing, provider enrollment, pharmacy drug rebate services, recipient eligibility management, and pre-authorization services. The following is an update of our accounting policies on revenue recognition, as included in our December 31, 2009 audited financial statements, which specifically addresses revenue recognition for service arrangements.
Under certain of the contracts we acquired, the development of the MMIS solution has already been completed. Under these contracts, we provide business process outsourcing and technology outsourcing services, and recognize outsourcing services revenue on a straight-line basis over the remaining term of the contract.
For fixed-price contracts where the system design and development phase was in process as of the acquisition date, we apply contract accounting because we will deliver significantly modified and customized MMIS software to the customer under the terms of the contract. Additionally, these contracts contain multiple deliverables; once the system design and development phase is complete, we provide technology outsourcing services and business process outsourcing. We do not have vendor specific objective evidence of the fair value of the technology outsourcing and business process outsourcing components of the contracts because we do not have history of offering these services on a stand-alone basis. As such, we account for these fixed-price service contracts as a single element.
Therefore, in general, we recognize contract revenues as a single element ratably over the performance period, or contract term, of the outsourcing services because these are the last elements to be delivered under the contract. Such contract terms typically range from five to 10 years. In those service arrangements where final acceptance of a system or solution by the customer is required, contract revenues and costs are deferred until all material acceptance criteria have been met. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement. Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided.
Deferred contract costs include direct and incremental costs such as direct labor, hardware and software. We also defer and subsequently amortize certain transition costs related to activities that transition the contract from the design, development, and implementation phase to the operational, or business process outsourcing, phase. Deferred contract costs, including transition costs, are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period. Indirect costs associated with MMIS service contracts are generally expensed as incurred.
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
As discussed in “Molina Medicaid Solutions Segment Revenue Recognition and Deferred Contract Costs” above, the costs associated with certain equipment and software, which may be ultimately transferred to our clients under fixed-price contracts, are capitalized and recorded as deferred contract costs. Such costs are amortized on a straight-line basis over the performance period, consistent with the revenue recognition period.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Identifiable intangible assets (consisting principally of purchased contract rights and provider contracts) are amortized on a straight-line basis over the expected period to be benefited (generally between one and 15 years).
Goodwill and indefinite-lived assets are not amortized, but are subject to impairment tests on an annual basis or more frequently if indicators of impairment exist. We use a discounted cash flow methodology to assess the fair values of our reporting units. If the carrying values of our reporting units exceed the fair values, we perform a hypothetical purchase price allocation. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill and indefinite-lived asset balance.
Identifiable intangible assets associated with Molina Medicaid Solutions are classified as either contract backlog or customer relationships.
The contract backlog intangible asset comprises all contractual cash flows anticipated to be received during the remaining contracted period for each specific contract relating to work that was performed prior to the acquisition. The contract backlog intangible has been developed on a contract-by-contract basis. The amortization of that portion of the contract backlog intangible associated with contracts for which revenue recognition has not yet commenced is deferred until revenue recognition has begun. Because each acquired contract constitutes a single revenue element, amortization of the contract backlog intangible is recorded to contra-service revenue so that amortization is matched to any revenues associated with contract performance that occurred prior to the acquisition date. The contract backlog intangible asset is amortized on a straight-line basis for each specific contract over periods generally ranging from one to six years.
The customer relationship intangible asset comprises all contractual cash flows that are anticipated to be received during the option periods of each specific contract as well as anticipated renewals of those contracts. The customer relationship intangible is amortized on a straight-line basis for each specific contract over periods generally ranging from four to nine years.
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

Depreciation and Amortization
As noted above, the amortization of the contract backlog intangibles associated with the acquisition of Molina Medicaid Solutions is recorded as contra-service revenue, rather than as part of depreciation and amortization, to match revenues associated with contract performance that occurred prior to the acquisition date. Additionally, most of the depreciation associated with Molina Medicaid Solutions is recorded as cost of service revenue. The following table presents all depreciation and amortization recorded in our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Depreciation and amortization	$11,954	$9,832	$33,234	$28,468
Amortization recorded as contra-service revenue	2,655	—	4,246	—
Depreciation recorded as cost of service revenue	1,964	—	3,005	—

Depreciation and amortization reported in our consolidated statements of cash flows	$16,573	$9,832	$40,485	$28,468

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
The total amount of unrecognized tax benefits was $11.0 million and $4.1 million at September 30, 2010, and December 31, 2009, respectively. Approximately $8.4 million of the unrecognized tax benefits recorded at September 30, 2010, relates to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.8 million and $3.4 million as of September 30, 2010 and December 31, 2009, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $0.5 million due to the expiration of statute of limitations.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Our accrual for the payment of interest relating to unrecognized tax benefits was $74,000 and $75,000 as of September 30, 2010 and December 31, 2009, respectively.
Through December 31, 2009, income tax expense included both the Michigan business income tax, or BIT, and Michigan modified gross receipts tax, or MGRT. Effective January 1, 2010, we have recorded the MGRT as a premium tax and not as an income tax. We will continue to record the BIT as an income tax. The MGRT amounted to $4.6 million and $3.4 million for the nine months ended September 30, 2010, and 2009, respectively.
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

Fair Value Measurements. In January 2010, the FASB issued the following guidance which expanded the required disclosures about fair value measurements. Effective for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010, we adopted this guidance in full during the interim period ended March 31, 2010.
•
ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This guidance requires (a) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (b) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (c) fair value measurement disclosures for each class of assets and liabilities and (d) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not impact our consolidated financial position, results of operations or cash flows.

3. Business Combinations
Wisconsin Health Plan
On September 1, 2010, Molina acquired 100% of the voting equity interests in Avatar Partners, LLC, which is the sole shareholder of Abri Health Plan, Inc. (“Abri”), a Medicaid managed care organization based in Milwaukee, Wisconsin. This acquisition is consistent with our stated strategy to enter markets with competitive provider communities, supportive regulatory environments, significant size and, where practicable, mandated Medicaid managed care enrollment.
We expect the final purchase price for the Abri acquisition to be approximately $16 million, subject to adjustments. As of September 30, 2010, we had paid $5 million of the total purchase price. There will be two subsequent measurement dates (November 1, 2010 and February 1, 2011) on which we will compute amounts due to the sellers based on the plan’s membership on those dates. Following the final membership reconciliation on February 1, 2011, 10% of the final purchase price will be deposited to an escrow account payable at the later of 12 months or the resolution of all unresolved claims. In connection with this acquisition, we recorded $6.2 million in goodwill, and $3.9 million in various definite-lived identifiable intangible assets, with a weighted average useful life of 6.3 years. Accumulated amortization totaled approximately $135,000 as of September 30, 2010, which reflects amortization expense recorded since the acquisition date. We expect to record amortization relating to this acquisition in future years as follows— 2011: $1.1 million, 2012: $432,000, 2013: $396,000, 2014: $325,000, and 2015: $281,000.
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

We paid $131.3 million to acquire Molina Medicaid Solutions. The acquisition was funded with available cash of $26 million and $105 million drawn under our credit facility. In connection with the closing, both the fourth amendment and the fifth amendment to our credit facility became effective (see Note 11, “Long-Term Debt”).
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
The following table summarizes the provisional acquisition-date fair values of the assets acquired and liabilities assumed:

May 1, 2010
(In thousands)
Assets
Accounts receivable	$17,128
Other current assets	3,884
Equipment and other long-term assets	783
Identifiable intangible assets	48,150
Goodwill	72,943

142,888
Less: liabilities
Accounts payable and accrued liabilities	11,153
Deferred tax liability	115
Other long-term liabilities	370

Net assets acquired	$131,250

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
Identifiable intangible assets: The following table is a summary of the fair value estimates of the identifiable intangible assets and their weighted-average useful lives:

	Estimated Fair	Weighted Average
	Value	Useful Life
	(In thousands)	(years)
Customer relationships	$24,550	5.2
Contract backlog	23,600	3.3

	$48,150

Accumulated amortization totaled approximately $6.4 million as of September 30, 2010, which reflects total amortization recorded since the acquisition date. For identifiable intangible assets recorded as of September 30, 2010, we expect to record amortization in future years as follows — 2011: $11.2 million, 2012: $10.6 million, 2013: $7.1 million, 2014: $5.3 million, and 2015: $1.7 million.

Goodwill: Goodwill in the amount of $72.9 million was recognized for this acquisition, of which approximately $70.9 million is expected to be deductible for tax purposes. The total goodwill amount was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition of Molina Medicaid Solutions includes:
•	Expected synergies and other benefits that we believe will result from combining the operations of Molina Medicaid Solutions with the operations of Molina;
•	Any intangible assets that do not qualify for separate recognition such as the assembled workforce; and
•
The value of the going-concern element of Molina Medicaid Solutions’ existing businesses (the higher rate of return on the assembled collection of net assets versus acquiring all of the net assets separately).

Accounts payable and accrued liabilities: Accounts payable and accrued liabilities include $1.3 million payable to the seller of Molina Medicaid Solutions, which represented a working capital adjustment provided in the purchase agreement. The working capital adjustment provided that the net working capital, or current assets minus current liabilities, on Molina Medicaid Solutions’ opening balance sheet would equal $10 million. To the extent the final net working capital conveyed by the seller exceeded $10 million, the amount would be payable back to the seller; conversely, to the extent that net working capital conveyed by the seller was less than $10 million, the shortage would be a receivable from the seller. Thus, the $1.3 million amount described above represents the amount payable to the seller for net working capital in excess of $10 million on the opening balance sheet, and was paid to the seller in August 2010.
Pro-forma impact of the acquisition: The unaudited pro-forma results presented below include the effects of the acquisition as if it had been consummated as of January 1, 2010 and 2009. The pro-forma results include the amortization associated with the acquired intangible assets and interest expense associated with debt used to fund the acquisition. To better reflect the combined operating results, material non-recurring charges directly attributable to the transaction have been excluded. In addition, the pro-forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2010 or January 1, 2009.

	Three Months
	Ended Sept. 30,	Nine Months Ended Sept. 30,
	2009	2010	2009
Revenue	$942,846	$3,044,149	$2,781,356
Net income	$8,557	$40,645	$34,369
Diluted earnings per share	$0.33	$1.52	$1.32
4. Segment Reporting
Our reportable segments are consistent with how we manage the business and view the markets we serve. In the second quarter of 2010, we added a segment to our internal financial reporting structure as a result of the acquisition of Molina Medicaid Solutions described in Note 3, “Business Combinations.”
We now report our financial performance based on the following two reportable segments — Health Plans and Molina Medicaid Solutions. The Health Plans segment represents our former single-segment health plan operations. The Molina Medicaid Solutions segment represents the operations of our new MMIS solutions business.
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

Operating segment revenues and profitability for the three months and nine months ended September 30, 2010 and 2009 were as follows:

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)
Three months ended September 30, 2010
Premium revenue	$1,005,115	$—	$1,005,115
Service revenue	—	32,271	32,271
Investment income	1,760	—	1,760

Total revenue	$1,006,875	$32,271	$1,039,146

Operating income	$28,796	$1,157	$29,953

Nine months ended September 30, 2010
Premium revenue	$2,947,020	$—	$2,947,020
Service revenue	—	53,325	53,325
Investment income	4,880	—	4,880

Total revenue	$2,951,900	$53,325	$3,005,225

Operating income	$65,407	$6,162	$71,569

Three months ended September 30, 2009
Premium revenue	$914,805	$—	$914,805
Service revenue	—	—	—
Investment income	1,707	—	1,707

Total revenue	$916,512	$—	$916,512

Operating income	$15,089	$—	$15,089

Nine months ended September 30, 2009
Premium revenue	$2,697,796	$—	$2,697,796
Service revenue	—	—	—
Investment income	7,336	—	7,336

Total revenue	$2,705,132	$—	$2,705,132

Operating income	$57,738	$—	$57,738

Reconciliation to Income before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Segment operating income	$29,953	$15,089	$71,569	$57,738
Interest expense	(4,600)	(3,279)	(12,056)	(9,917)

Income before income taxes	$25,353	$11,810	$59,513	$47,821

Segment Assets

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)
As of September 30, 2010	$1,261,967	$169,463	$1,431,430

As of December 31, 2009	$1,245,235	$—	$1,245,235

5. Earnings per Share
The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Shares outstanding at the beginning of the period	25,811	25,529	25,607	26,725
Weighted-average number of shares issued	2,279	—	768	—
Weighted-average number of shares purchased	—	—	—	(865)
Weighted-average number of shares issued	28	10	136	84

Denominator for basic earnings per share	28,118	25,539	26,511	25,944
Dilutive effect of employee stock options and stock grants(1)	245	91	291	114

Denominator for diluted earnings per share(2)	28,363	25,630	26,802	26,058

(1)
Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended September 30, 2010, and 2009, there were approximately 472,000 and 618,000 antidilutive weighted options, respectively. For the nine months ended September 30, 2010, and 2009, there were approximately 492,000 and 622,000 antidilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the three months ended September 30, 2010, and 2009, there were approximately 6,000, and 232,000 antidilutive weighted restricted shares, respectively. For the nine months ended September 30, 2010, and 2009, there were approximately 6,000, and 28,000 antidilutive weighted restricted shares, respectively.

(2)
Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three month and nine month periods ended September 30, 2010 and 2009.

6. Share-Based Compensation
At September 30, 2010, we had employee equity incentives outstanding under two plans: (1) the 2002 Equity Incentive Plan; and (2) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). Charged to general and administrative expenses, total stock-based compensation expense was as follows for the three month and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Restricted stock awards	$2,367	$1,787	$6,113	$4,661
Stock options (including shares issued under our employee stock purchase plan)	393	485	1,155	1,069

Total stock-based compensation expense	$2,760	$2,272	$7,268	$5,730

As of September 30, 2010, there was $14.4 million of total unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a remaining weighted-average period of 2.7 years. Also as of September 30, 2010, there was $352,000 of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a remaining weighted-average period of 0.6 years.

The total fair value of restricted shares granted during the nine months ended September 30, 2010 and 2009 was $11.9 million and $7.8 million, respectively. The total fair value of restricted shares vested during the nine months ended September 30, 2010 and 2009 was $6.1 million and $3.0 million, respectively. Restricted stock activity for the nine months ended September 30, 2010 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance as of December 31, 2009	687,630	$24.64
Granted	521,225	22.78
Vested	(257,781)	25.83
Forfeited	(87,875)	23.32

Unvested balance as of September 30, 2010	863,199	23.30

Stock option activity for the nine months ended September 30, 2010 is summarized below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term
			(In thousands)	(Years)
Stock options outstanding as of December 31, 2009	650,739	$30.25
Exercised	(29,702)	25.58
Forfeited	(11,513)	32.39

Stock options outstanding as of September 30, 2010	609,524	30.44	$583	4.4

Stock options exercisable and expected to vest as of September 30, 2010	606,816	30.43	$582	4.4

Exercisable as of September 30, 2010	559,974	30.29	$580	4.2

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
Based on quoted market prices, the fair value of our convertible senior notes issued in October 2007 was $181.4 million at September 30, 2010, and $160.8 million at December 31, 2009. The carrying amount of the convertible senior notes was $162.7 million at September 30, 2010, and $158.9 million at December 31, 2009.
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
As of September 30, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These included investments as follows:

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

As of September 30, 2010, $24.7 million par value ($20.3 million fair value) of our investments consisted of auction rate securities, all of which were collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of September 30, 2010. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, all of 2009, and continued to be unavailable as of September 30, 2010. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of September 30, 2010.
As of September 30, 2010, all of our auction rate securities were designated as available-for-sale securities. As a result of the decrease in fair value of auction rate securities designated as available-for-sale, we recorded pretax unrealized losses of $0.5 million to accumulated other comprehensive loss for the nine months ended September 30, 2010. We have deemed these unrealized losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
Until July 2, 2010, we held auction rate securities (designated as trading securities) with a certain investment securities firm. In the fourth quarter of 2008, we entered into a rights agreement with this firm that (1) allowed us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gave the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we received the par value. The remaining eligible auction rate securities, totaling $15.9 million as of June 30, 2010, were sold at par value on July 1, 2010. For the nine months ended September 30, 2010 and 2009, we recorded pretax gains of $4.2 million and $3.5 million, respectively, on the auction rate securities underlying the Rights.
We accounted for the Rights as a freestanding financial instrument and, until July 2, 2010, recorded the value of the Rights under the fair value option. When the remaining eligible auction rate securities were sold at par value on July 1, 2010, the value of the Rights was zero. For the nine months ended September 30, 2010 and 2009, we recorded pretax losses of $3.8 million and $3.2 million, respectively, on the Rights.
Our assets measured at fair value on a recurring basis at September 30, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Government -sponsored enterprise securities	$70,787	$70,787	$—	$—
Municipal securities	23,644	23,644	—	—
Corporate debt securities	79,354	79,354	—	—
U.S. treasury notes	18,296	18,296	—	—
Certificates of deposit	3,277	3,277	—	—
Auction rate securities (available-for-sale)	20,294	—	—	20,294

Total assets measured at fair value	$215,652	$195,358	$—	$20,294

The following table presents a roll-forward of the balance of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)
Balance at December 31, 2009	$63,494
Total gains (losses):
Included in earnings:
Auction rate securities designated as trading securities	4,170
Change in fair value of Rights	(3,807)
Included in other comprehensive income	(513)
Settlements	(43,050)

Balance at September 30, 2010	$20,294

The amount of total losses for the period included in other comprehensive loss attributable to the change in unrealized losses relating to assets still held at September 30, 2010	$(513)

8. Investments
The following tables summarize our investments as of the dates indicated:

	September 30, 2010
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Government-sponsored enterprise securities	$70,687	$426	$326	$70,787
Municipal securities (including non-current auction rate securities)	48,293	144	4,499	43,938
Corporate debt securities	79,892	163	701	79,354
U.S. treasury notes	18,169	137	10	18,296
Certificates of deposit	3,277	—	—	3,277

	$220,318	$870	$5,536	$215,652

	December 31, 2009
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Government-sponsored enterprise securities	$89,451	$504	$281	$89,674
Municipal securities (including non-current auction rate securities)	82,009	3,120	4,154	80,975
Corporate debt securities	32,543	206	185	32,564
U.S. treasury notes	28,052	92	84	28,060
Certificates of deposit	3,258	—	—	3,258

	$235,313	$3,922	$4,704	$234,531

The contractual maturities of our investments as of September 30, 2010 are summarized below.

		Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$100,109	$99,474
Due one year through five years	94,779	95,071
Due after five years through ten years	1,430	1,421
Due after ten years	24,000	19,686

	$220,318	$215,652

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales of available-for-sale securities were $35.4 million and $66.9 million for the three months ended September 30, 2010, and 2009, respectively. Total proceeds from sales of available-for-sale securities were $101.3 million and $148.8 million for the nine months ended September 30, 2010, and 2009, respectively. Net realized investment gains for the three months and nine months ended September 30, 2010, and 2009 were not significant.
We monitor our investments for other-than-temporary impairment. For investments other than our municipal securities, we have determined that unrealized gains and losses at September 30, 2010, and December 31, 2009, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

Approximately half of our investment in municipal securities consists of auction rate securities. As described in Note 7, “Fair Value Measurements,” the unrealized losses on these investments were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at September 30, 2010.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of September 30, 2010.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Government-sponsored enterprise securities	$7,712	$17	$9,639	$309	$17,351	$326
Municipal securities	9,110	55	23,963	4,444	33,073	4,499
Corporate debt securities	45,090	331	12,350	370	57,440	701
U.S. treasury notes	8,558	10	—	—	8,558	10

	$70,470	$413	$45,952	$5,123	$116,422	$5,536

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

9. Receivables
Health Plans receivables consist primarily of amounts due from the various states in which we operate. Such receivables are subject to potential retroactive adjustment. Molina Medicaid Solutions’ receivables consist primarily of MMIS development milestone billings to states. Because all of our receivable amounts are readily determinable and our creditors are in almost all instances state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. Accounts receivable were as follows:

	Sept. 30,	Dec. 31,
	2010	2009
	(In thousands)
Health Plans:
California	$96,797	$34,289
Michigan	14,285	14,977
Missouri	21,576	19,670
New Mexico	17,757	11,919
Ohio	23,142	37,004
Utah	5,220	6,107
Washington	14,281	9,910
Wisconsin	6,651	—
Others	3,424	2,778

	203,133	136,654
Molina Medicaid Solutions	22,414	—

Total receivables	$225,547	$136,654

10. Restricted Investments
Pursuant to the regulations governing our Health Plan subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities in certificates of deposit and U.S. treasury securities. Additionally, we maintain restricted investments as protection against the insolvency of capitated providers. The following table presents the balances of restricted investments by health plan, and by our insurance company:

	Sept. 30,	Dec. 31,
	2010	2009
	(In thousands)
California	$369	$368
Florida	4,466	2,052
Michigan	1,000	1,000
Missouri	500	503
New Mexico	18,873	15,497
Ohio	9,061	9,036
Texas	3,501	1,515
Utah	1,280	578
Washington	151	151
Wisconsin	260	—
Insurance company	4,689	4,686
Other	897	888

Total	$45,047	$36,274

The contractual maturities of our held-to-maturity restricted investments as of September 30, 2010 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$36,148	$36,155
Due one year through five years	8,774	8,815
Due after five years through ten years	125	164

	$45,047	$45,134

11. Long-Term Debt
Credit Facility
We are a party to an Amended and Restated Credit Agreement, dated as of March 9, 2005, as amended by the first amendment on October 5, 2005, the second amendment on November 6, 2006, the third amendment on May 25, 2008, the fourth amendment on November 2009, and the fifth amendment on March 15, 2010, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”) for a revolving credit line of $150 million that matures in May 2012. The Credit Facility is intended to be used for general corporate purposes. As described below and in Note 3, “Business Combinations,” we borrowed $105 million under the Credit Facility to acquire Molina Medicaid Solutions in the second quarter of 2010. During the third quarter of 2010, we repaid this amount using proceeds from our equity offering, described in Note 12, “Stockholders’ Equity.” As of September 30, 2010, and December 31, 2009, there was no outstanding principal balance under the Credit Facility.
To the extent that in the future we incur any obligations under the Credit Facility, such obligations will be secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At September 30, 2010, we were in compliance with all financial covenants in the Credit Facility.
The commitment fee on the total unused commitments of the lenders under the Credit Facility is 50 basis points on all levels of the pricing grid, with the pricing grid referring to our ratio of consolidated funded debt to consolidated EBITDA. The pricing for LIBOR loans and base rate loans is 200 basis points at every level of the pricing grid. Thus, the applicable margins under the Credit Facility range between 2.75% and 3.75% for LIBOR loans, and between 1.75% and 2.75% for base rate loans. The Credit Facility carves out from our indebtedness and restricted payment covenants under the Credit Facility the $187.0 million current principal amount of the convertible senior notes, although the $187.0 million indebtedness is included in the calculation of our consolidated leverage ratio. The fixed charge coverage ratio set forth pursuant to the Credit Facility was 2.75x (on a pro forma basis) at December 31, 2009, and 3.00x thereafter.
The fifth amendment increased the maximum consolidated leverage ratio under the Credit Facility to 3.25 to 1.0 for the fourth quarter of 2009 (on a pro forma basis), and to 3.50 to 1.0 for the first and second quarters of 2010, and through August 14, 2010. Effective as of August 15, 2010, the consolidated leverage ratio under the Credit Facility reverted back to 2.75 to 1.0. In connection with the lenders’ approval of the fifth amendment, we paid an amendment fee of 25 basis points on the amount of each consenting lender’s commitment. We also paid an incremental commitment fee of 12.5 basis points based on each lender’s unfunded commitment during the period from the effective date of the fifth amendment through August 15, 2010.
Convertible Senior Notes
In October 2007, we sold $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million. During 2009, we purchased and retired $13.0 million face amount of the Notes, so the remaining aggregate principal amount totaled $187.0 million at September 30, 2010 and December 31, 2009. The Notes rank equally in right of payment with our existing and future senior indebtedness.
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
The proceeds from the issuance of such convertible debt instruments have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of September 30, 2010, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 48 months. The Notes’ if-converted value did not exceed their principal amount as of September 30, 2010. At September 30, 2010, the equity component of the Notes, net of the impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	As of	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(24,300)	(28,100)

Net carrying amount	$162,700	$158,900

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,753	$1,753	$5,259	$5,323
Amortization of the discount on the liability component	1,291	1,197	3,800	3,563

Total interest cost recognized	$3,044	$2,950	$9,059	$8,886

12. Stockholders’ Equity
In August 2010, we commenced an underwritten public offering of 4,000,000 shares of our common stock, conducted pursuant to an effective registration statement filed with the Securities and Exchange Commission on December 8, 2008. In connection with the offering, we granted the underwriters an overallotment option to purchase up to 350,000 shares, and the single selling stockholder, the Molina Siblings Trust, granted the underwriters an option to purchase up to 250,000 shares. The overallotment option was subsequently exercised in August 2010. Our chief financial officer, John Molina, is the trustee of the Molina Siblings Trust, with sole voting and investment power. Dr. J. Mario Molina, our president and chief executive officer and the brother of John Molina, is a beneficiary of the Molina Siblings Trust, as is John Molina and each of his other three siblings.

We issued 4,350,000 shares in connection with the offering, including the overallotment option. Net of the underwriting discount, proceeds from the offering totaled $111.6 million, or $25.65 per share. We used the net proceeds of the offering to repay the outstanding indebtedness under the Credit Facility and for general corporate purposes. We did not receive any proceeds from the sale of shares by the selling stockholder.
13. Commitments and Contingencies
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

Regulatory Capital and Dividend Restrictions
The principal operations of our Health Plans segment are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. Our health plans are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances or cash dividends was $380.0 million at September 30, 2010, and $368.7 million at December 31, 2009. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set new minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, Missouri, New Mexico, Ohio, Texas, Washington, Wisconsin, and Utah have adopted these rules, which may vary from state to state. California and Florida have not yet adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.
As of September 30, 2010, our health plans had aggregate statutory capital and surplus of approximately $401.3 million compared with the required minimum aggregate statutory capital and surplus of approximately $258.7 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2010. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
14. Related Party Transactions
We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of September 30, 2010, and December 31, 2009, our carrying amount for this investment totaled $4.4 million, and $4.1 million, respectively. For the three months ended September 30, 2010 and 2009, we paid $6.0 million, and $4.5 million, respectively, for medical service fees to this provider. For the nine months ended September 30, 2010 and 2009, we paid $15.7 million, and $15.0 million, respectively, for medical service fees to this provider.
We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Pacific Hospital is owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, the sister of Dr. J. Mario Molina, our Chief Executive Officer, and John Molina, our Chief Financial Officer. Amounts paid to Pacific Hospital under the terms of this fee-for-service agreement were $0.8 million, and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively. We believe that the fee-for-service with Pacific Hospital is based on prevailing market rates for similar services.

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

•	management of our medical costs, including normal seasonal flu patterns and rates of utilization that are consistent with our expectations;
•	the accurate estimation of incurred but not paid medical costs across our health plans;
•
retroactive adjustments to premium revenue or accounting estimates which require adjustment based upon subsequent developments, including our ability to retain expected Medicaid pharmaceutical rebates;

•	the continuation and renewal of the government contracts of our health plans and if renewed, the terms on which such contracts are renewed;
•	our ability and the ability of our providers to maintain state accreditations to participate in certain state Medicaid programs;
•	changes with respect to our provider contracts and the loss of providers;
•	changes in services offered, number of our members, membership mix and membership demographics;
•	performance of our principal vendors pursuant to our vendor contracts;
•	the integration of Molina Medicaid Solutions, including its employees, systems, and operations;
•	the retention and renewal of the Molina Medicaid Solutions’ state government contracts on terms consistent with our expectations;
•	the accuracy of our operating cost and capital outlay projections for Molina Medicaid Solutions;
•
the timing of receipt and recognition of revenue and the amortization of expense under our various state contracts held by Molina Medicaid Solutions, including the state of Idaho’s acceptance of the MMIS;

•	additional administrative costs and the potential payment of damages amounts as a result of MMIS system issues in Idaho;
•	the implementation of the expected 2% premium rate increase in California, retroactively effective October 1, 2010;
•	the expansion of service in 174 rural counties by our Texas health plan under Texas’ CHIP Rural Service Area Program;
•	government audits and reviews, including the audit of our Medicare plans by CMS at the end of July 2010;
•	the establishment of a federal or state medical cost expenditure floor as a percentage of the premiums we receive;
•
revenue recognition and the interpretation and implementation of medical cost expenditure floors, administrative cost and profit ceilings, and profit sharing arrangements in state contracts in New Mexico, Florida, and Texas;

•
the interpretation and implementation of at-risk premium rules in Ohio, New Mexico, and Texas that require us to meet certain performance measures in order to earn all of our contract revenue in those states;

•	rate increases that do not adequately compensate us for the loss of drug rebates as a result of health reform;
•	up-coding by providers or billing in a manner at material variance with historic patterns;
•	approval by state regulators of dividends and distributions by our subsidiaries;
•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;
•	high dollar claims related to catastrophic illness;
•	the favorable resolution of litigation or arbitration matters;
•	restrictions and covenants in our credit facility;
•	the success of our efforts to leverage our administrative costs to address the needs associated with increased enrollment;
•	the relatively small number of states in which we operate health plans and the impact on the consolidated entity of adverse developments in any single health plan;
•	the availability of financing to fund and capitalize our acquisitions and start-up activities and to meet our liquidity needs;
•	a state’s failure to renew its federal Medicaid waiver;
•	an unauthorized disclosure of confidential member information;
•	changes in laws regarding the transmission, security and privacy of protected health information and costs associated to comply with such changes;
•	changes generally affecting the managed care or Medicaid management information systems industries;
•	increases in government surcharges, taxes and assessments; and
•	general economic conditions, including unemployment rates.
Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and to Part II, Item 1A — Risk Factors, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, and June 30, 2010, and in this Quarterly Report, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur and we caution investors not to place undue reliance on these statements.
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
In prior periods, general and administrative, or G&A, expenses have included premium tax expenses. Beginning in the second quarter of 2010, we have reported premium tax expenses on a separate line in the accompanying consolidated statements of income. Prior periods have been reclassified to conform to this presentation.
Overview
Molina Healthcare, Inc. is a multi-state managed care organization that arranges for the delivery of health care services to persons eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. We conduct our business primarily through licensed health plans in the states of California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. The health plans are locally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.
On May 1, 2010, we acquired a health information management business which we now operate under the name, Molina Medicaid SolutionsSM. Molina Medicaid Solutions provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS. MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. Molina Medicaid Solutions currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program. We paid $131.3 million to acquire Molina Medicaid Solutions. The acquisition was funded with available cash of $26 million and $105 million drawn under our credit facility.

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
As of September 30, 2010, our health plans were located in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. Additionally, we operate three county-owned primary care clinics in Virginia.
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
The following table briefly summarizes our financial performance for the three month and nine month periods ended September 30, 2010 compared with the same periods in 2009. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio and the premium tax ratio are shown as a percentage of premium revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)
Earnings per diluted share	$0.57	$0.33	$1.39	$1.36
Premium revenue	$1,005,115	$914,805	$2,947,020	$2,697,796
Service revenue	$32,271	$—	$53,325	$—
Operating income	$29,953	$15,089	$71,569	$57,738
Net income	$16,173	$8,564	$37,342	$35,340
Total ending membership	1,597	1,411	1,597	1,411
Premium revenue	96.7%	99.8%	98.1%	99.7%
Service revenue	3.1	—	1.8	—
Investment income	0.2	0.2	0.1	0.3

Total revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	84.2%	86.7%	85.1%	86.5%
General and administrative expense ratio	8.5%	7.5%	8.2%	7.4%
Premium tax ratio	3.5%	3.3%	3.5%	3.2%
Operating income	2.9%	1.6%	2.4%	2.1%
Net income	1.6%	0.9%	1.2%	1.3%
Effective tax rate	36.2%	27.5%	37.3%	26.1%
Composition of Revenue and Membership
Health Plans Segment
Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the nine months ended September 30, 2010, we received approximately 94% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services, or CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
For the nine months ended September 30, 2010, we received approximately 6% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in California (effective October 1, 2009), Michigan, Missouri, Ohio, Texas, Utah (effective September 1, 2009), Washington, and Wisconsin. Such payments are recognized as revenue in the month the birth occurs.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	Sept. 30,	Dec. 31,	Sept. 30,
	2010	2009	2009
Total Ending Membership by Health Plan:
California	349,000	351,000	355,000
Florida	57,000	50,000	43,000
Michigan	225,000	223,000	210,000
Missouri	79,000	78,000	78,000
New Mexico	91,000	94,000	90,000
Ohio	241,000	216,000	208,000
Texas	96,000	40,000	31,000
Utah	78,000	69,000	69,000
Washington	353,000	334,000	327,000
Wisconsin (1)	28,000	—	—

Total	1,597,000	1,455,000	1,411,000

Total Ending Membership by State for our Medicare Advantage Plans (1):
California	4,300	2,100	1,900
Florida	500	—	—
Michigan	5,700	3,300	2,700
New Mexico	600	400	400
Texas	600	500	500
Utah	8,600	4,000	3,500
Washington	2,300	1,300	1,100

Total	22,600	11,600	10,100

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	13,500	13,900	13,700
Florida	9,500	8,800	8,700
Michigan	31,400	32,200	30,200
New Mexico	5,700	5,700	5,700
Ohio	27,900	22,600	19,600
Texas	18,900	17,600	17,500
Utah	7,900	7,500	7,700
Washington	3,700	3,200	3,200
Wisconsin (1)	1,700	—	—

Total	120,200	111,500	106,300

(1)
We acquired the Wisconsin health plan on September 1, 2010. As of September 30, 2010, the Wisconsin health plan had approximately 3,000 Medicare Advantage members covered under a reinsurance contract with a third party; these members are not included in the membership tables herein.

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
Under our contracts in Louisiana, New Jersey, West Virginia and Florida we provide primarily business process outsourcing and technology outsourcing services, because the development of the MMIS solution has been completed. Under these contracts, we recognize outsourcing service revenue on a straight-line basis over the remaining term of the contract. We began revenue and cost recognition for our Maine contract in September 2010, and expect to begin revenue and cost recognition for our Idaho contract in November 2010.
Composition of Expenses
Health Plans Segment
Operating expenses for the Health Plans segment include expenses related to the provision of medical care services, G&A expenses, and premium tax expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate costs incurred. Expenses related to medical care services are captured in the following four categories:
•	Fee-for-service — expenses paid for specific encounters or episodes of care according to a fee schedule or other basis established by the state or by contract with the provider.
•	Capitation — expenses for PMPM payments to the provider without regard to the frequency, extent, or nature of the medical services actually furnished.
•	Pharmacy — expenses for all drug, injectible, and immunization costs paid primarily through our pharmacy benefit manager.
•
Other — expenses for medically related administrative costs ($61.9 million and $54.9 million for the nine months ended September 30, 2010 and 2009, respectively), certain provider incentive costs, reinsurance, costs to operate our medical clinics, and other medical expenses.

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.
Molina Medicaid Solutions Segment
Cost of service revenue consists primarily of the costs incurred to provide business process outsourcing and technology outsourcing services under our contracts in Louisiana, New Jersey, West Virginia and Florida, as well as certain selling, general and administrative expenses. We began revenue and cost recognition for our Maine contract in September 2010, and expect to begin revenue and cost recognition for our Idaho contract in November 2010. Additionally, certain indirect costs incurred under our contracts in Idaho and Maine are also expensed to cost of services.

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
Results of Operations
Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009
Health Plans Segment
Premium Revenue
Premium revenue grew 10% in the third quarter of 2010 compared with the third quarter of 2009. The revenue increase was primarily due to a membership increase of 13% as of September 30, 2010 compared with membership as of September 30, 2009. Medicare enrollment exceeded 22,000 members at September 30, 2010, and Medicare premium revenue for the quarter was $70.7 million compared with $33.7 million in the third quarter of 2009.
On a per-member-per-month, or PMPM, basis, consolidated premium revenue was flat, because the impact of premium reductions tied to the elimination of the pharmacy benefit in Ohio and Missouri were offset by increased Medicare enrollment and higher Medicaid rates exclusive of the pharmacy cuts in Ohio and Missouri. Exclusive of the pharmacy cuts, premium revenue PMPM increased approximately 6.4%. Approximately one half of the percentage increase in PMPM revenue exclusive of the pharmacy cuts in Ohio and Missouri was due an increase in our Medicare enrollment as a percentage of total enrollment; the other half of the increase was due to higher Medicaid premium rates.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended September 30,
	2010			2009
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$601,836	$130.60	71.1%	$515,164	$122.86	65.0%
Capitation	136,425	29.61	16.1	140,551	33.52	17.7
Pharmacy	76,049	16.50	9.0	104,274	24.87	13.2
Other	31,627	6.87	3.8	32,782	7.82	4.1

Total	$845,937	$183.58	100.0%	$792,771	$189.07	100.0%

The medical care ratio decreased to 84.2% for the three months ended September 30, 2010, compared with 86.7% for the three months ended September 30, 2009.
The medical care ratio of the California health plan decreased to 80.3% in the third quarter of 2010 from 92.3% in the third quarter of 2009, primarily due to provider network restructuring and improved medical management. Lower inpatient costs were the greatest contributor to the decrease in the California health plan’s medical care ratio.
The medical care ratio of the Ohio health plan decreased to 81.2% in the third quarter of 2010 from 85.6% in the third quarter of 2009, primarily due to an increase in Medicaid premium PMPM of approximately 6% effective January 1, 2010.

The medical care ratio of the Utah health plan decreased to 84.9% in the third quarter of 2010 from 92.5% in the third quarter of 2009, primarily due to a decrease in provider rates and an increase in Medicaid premium PMPM of approximately 8% effective July 1, 2010.
The medical care ratio of the Washington health plan decreased to 79.4% in the third quarter of 2010 from 83.0% in the third quarter of 2009, primarily due to reduced fee for service costs in the inpatient, outpatient and physician categories, and an increase in Medicaid premium PMPM of approximately 2.5% effective July 1, 2010.
The medical care ratio of the Michigan health plan increased to 85.7% in the third quarter of 2010 from 81.2% in the third quarter of 2009, primarily due to higher fee-for-service costs for Medicaid members and a shift in member mix towards high medical care ratio Medicare members.
The medical care ratio of the Missouri health plan increased to 86.7% in the third quarter of 2010 from 82.3% in the third quarter of 2009, primarily due to higher inpatient fee-for-service costs and a slight decrease (approximately 1%) in premium revenue PMPM effective July 1, 2010.
Health Plans Segment Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio and premium taxes by health plan for the three months ended September 30, 2010 and September 30, 2009 (in thousands except PMPM amounts):

	Three Months Ended September 30, 2010
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,046	$128,350	$122.75	$103,002	$98.51	80.3%	$1,888
Florida	169	43,485	256.25	42,258	249.02	97.2	(14)
Michigan	675	156,609	232.05	134,238	198.90	85.7	9,655
Missouri	236	52,952	224.63	45,930	194.84	86.7	—
New Mexico	274	93,602	341.38	78,121	284.92	83.5	2,170
Ohio	715	210,651	294.55	171,051	239.18	81.2	16,734
Texas	180	48,188	267.95	43,129	239.82	89.5	861
Utah	234	67,566	289.28	57,381	245.67	84.9	—
Washington	1,051	195,578	186.03	155,307	147.73	79.4	3,622
Wisconsin(2)	28	6,310	224.18	6,154	218.65	97.5	—
Other(3)	—	1,824	—	9,366	—	—	121

Total	4,608	$1,005,115	$218.12	$845,937	$183.58	84.2%	$35,037

	Three Months Ended September 30, 2009
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,065	$122,048	$114.61	$112,663	$105.80	92.3%	$3,700
Florida	109	27,292	250.27	25,931	237.80	95.0	10
Michigan	629	136,262	216.74	110,577	175.89	81.2	8,663
Missouri	232	60,867	261.76	50,075	215.35	82.3	—
New Mexico	264	105,721	400.04	86,678	327.99	82.0	2,953
Ohio	618	204,565	331.22	175,187	283.65	85.6	11,167
Texas	93	26,299	282.13	26,904	288.61	102.3	574
Utah	203	46,849	231.14	43,346	213.86	92.5	—
Washington	979	182,096	185.99	151,099	154.33	83.0	3,131
Wisconsin(2)	—	—	—	—	—	—	—
Other(3)	—	2,806	—	10,311	—	—	59

Total	4,192	$914,805	$218.17	$792,771	$189.07	86.7%	$30,257

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	We acquired the Wisconsin health plan on September 1, 2010.

(3)	“Other” medical care costs represent primarily medically related administrative costs at the parent company.

Days in Medical Claims and Benefits Payable
Beginning January 1, 2010, and for all prior periods presented, we are reporting days in medical claims and benefits payable relating to fee-for-service medical claims only. This new computation includes only fee-for-service medical care costs and related liabilities, and therefore calculates the extent of reserves for those liabilities that are most subject to estimation.
The days in medical claims and benefits payable amount previously reported included all medical care costs (fee-for-service, capitation, pharmacy, and administrative), and all medical claims liabilities, including those liabilities that are typically paid concurrently, or shortly after the costs are incurred, such as capitation costs and pharmacy costs. Medical claims liabilities in this calculation do not include accrued costs — such as salaries — associated with the administrative portion of medical costs. By including only fee-for-service medical costs and liabilities in this computation, our days in claims payable metric will be more indicative of the adequacy of our reserves for liabilities subject to a substantial degree of estimation. The days in medical claims and benefits payable, excluding our new Wisconsin health plan, were as follows:

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
	2010	2010	2009	2009
Days in claims payable — fee-for-service only	42 days	44 days	44 days	44 days
Number of claims in inventory at end of period	110,200	106,700	93,100	107,700
Billed charges of claims in inventory at end of period (dollars in thousands)	$158,900	$147,500	$131,400	$145,500
Molina Medicaid Solutions Segment
Molina Medicaid Solutions contributed $1.2 million to operating income for the three months ended September 30, 2010, with an operating profit margin of approximately 4%. As we expected, the operating profit for this segment has declined as a result of the revenue and cost recognition that commenced in Maine as of its September 1, 2010 “go-live” operational date. In addition, and contrary to our expectations, the consulting and outside service costs for both Idaho and Maine following their respective go-live operational dates have not declined from their pre-operational levels. Performance of the Molina Medicaid Solutions segment for the three months ended September 30, 2010 was as follows:

(In thousands)
Service revenue before amortization	$34,926
Amortization of contract backlog recorded as contra-service revenue	(2,655)

Service revenue	32,271

Cost of service revenue	27,605
General and administrative costs	2,195
Amortization of customer relationship intangibles recorded as amortization	1,314

Operating income	$1,157

Consolidated Expenses
General and Administrative Expenses
General and administrative expenses, or G&A, were $88.7 million, or 8.5% of total revenue, for the third quarter of 2010 compared with $68.6 million, or 7.5% of total revenue, for the third quarter of 2009. Absent the $4.7 million of employee severance and settlement costs indicated below, general and administrative expense would have been 8.1% of total revenue for the third quarter of 2010. The increase in the G&A ratio was the result of higher administrative expenses for the Health Plan segment, driven in part by the cost of our Medicare expansion, employee severance costs of $4.7 million for the quarter, and the acquisition of Molina Medicaid Solutions.

	Three Months Ended September 30,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)
Medicare-related administrative costs	$6,511	0.6%	$4,288	0.5%
Non Medicare-related administrative costs:
Molina Medicaid Solutions segment administrative costs	2,195	0.2	—	—
Employee severance and settlement costs	4,654	0.4	132	—
Health Plans segment administrative payroll, including employee incentive compensation	57,741	5.6	53,042	5.8
All other Health Plans segment administrative expense	17,559	1.7	11,101	1.2

	$88,660	8.5%	$68,563	7.5%

Premium Tax Expenses
Premium tax expense relating to Health Plans segment premium revenue increased to 3.5% of revenue for the three months ended September 30, 2010, from 3.3% for the three months ended September 30, 2009, primarily due to the imposition of a higher premium tax rate in Ohio effective October 1, 2009.
Depreciation and Amortization
Depreciation and amortization specifically identified as such in the consolidated statements of income increased $2.1 million in the three months ended September 30, 2010 compared with the three months ended September 30, 2009, primarily due to depreciation of investments in infrastructure and the amortization of certain purchased intangibles associated with the acquisition of Molina Medicaid Solutions. Beginning in the second quarter of 2010, the amortization of contract backlog intangibles associated with the acquisition of Molina Medicaid Solutions is recorded as contra-service revenue. Additionally, most of the depreciation associated with Molina Medicaid Solutions is recorded as cost of service revenue. The following table presents all depreciation and amortization recorded in the consolidated financial statements:

	Three Months Ended September 30,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)
Depreciation and amortization	$11,954	1.1%	$9,832	1.1%
Amortization recorded as contra-service revenue	2,655	0.3	—	—
Depreciation recorded as cost of service revenue	1,964	0.2	—	—

	$16,573	1.6%	$9,832	1.1%

Interest Expense
Interest expense increased to $4.6 million for the three months ended September 30, 2010, compared with $3.3 million for the three months ended September 30, 2009. We incurred higher interest expense relating to the $105 million draw on our credit facility (beginning May 1, 2010) to fund the acquisition of Molina Medicaid Solutions. Interest expense includes non-cash interest expense relating to our convertible senior notes, which totaled $1.3 million, and $1.2 million for the three months ended September 30, 2010 and 2009, respectively.
Income Taxes
Income tax expense was recorded at an effective rate of 36.2% for the three months ended September 30, 2010, compared with 27.5% for the three months ended September 30, 2009. The lower rate in 2009 was primarily due to discrete tax benefits of $1.0 million recorded in the third quarter of 2009 primarily related to higher than previously estimated tax credits and a reassessment of liabilities for unrecognized tax benefits.

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
For the three months ended September 30, 2009, amounts for premium tax expense (included in general and administrative expenses) and income tax expense have been reclassified to conform to the presentation of MGRT as a premium tax. The MGRT amounted to $1.5 million and $1.2 million for the three months ended September 30, 2010, and 2009, respectively. There was no impact to net income for either period presented relating to this change.
Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009
Health Plans Segment
Premium Revenue
Premium revenue grew 9% in the nine months ended September 30, 2010, compared with the same period in 2009. The revenue increase was primarily due to a membership increase of 13% as of September 30, 2010, compared with membership as of September 30, 2009. Medicare enrollment exceeded 22,000 members at September 30, 2010, and Medicare premium revenue for the first nine months of 2010 was $188.6 million compared with $95.9 million for the same period in 2009.
On a PMPM basis, however, consolidated premium revenue decreased 1.8% because of declines in premium rates. The impact of premium reductions tied to the elimination of the pharmacy benefit in Ohio and Missouri more than offset increased Medicare enrollment and higher Medicaid rates exclusive of the pharmacy cuts in Ohio and Missouri. Exclusive of the pharmacy cuts, premium revenue PMPM increased approximately 4.6%. Approximately one half of the percentage increase in PMPM revenue exclusive of the pharmacy cuts in Ohio and Missouri was due an increase in our Medicare enrollment as a percentage of total enrollment; the other half of the increase was due to higher Medicaid premium rates.
Medical Care Costs
The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Nine Months Ended September 30,
	2010			2009
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$1,763,675	$130.55	70.3%	$1,521,371	$125.24	65.2%
Capitation	410,321	30.37	16.4	413,351	34.03	17.7
Pharmacy	241,290	17.86	9.6	306,168	25.20	13.1
Other	93,080	6.89	3.7	92,975	7.65	4.0

Total	$2,508,366	$185.67	100.0%	$2,333,865	$192.12	100.0%

The medical care ratio decreased to 85.1% for the nine months ended September 30, 2010, compared with 86.5% for the nine months ended September 30, 2009.
The medical care ratio of the California health plan decreased to 84.0% for the nine months ended September 30, 2010, from 92.8% for the same period in 2009, primarily due to provider network restructuring and improved medical management. Lower inpatient costs were the greatest contributor to the decrease in the California health plan’s medical care ratio.

The medical care ratio of the Ohio health plan decreased to 80.7% for the nine months ended September 30, 2010, from 85.5% for the same period in 2009, primarily due to an increase in Medicaid premium PMPM of approximately 6% effective January 1, 2010.
The medical care ratio of the Washington health plan increased to 84.2% for the nine months ended September 30, 2010, from 83.7% for the same period in 2009, primarily due to reduced premium rates implemented in the third quarter of 2009 that were only partially offset by the premium rate increase of approximately 2.5% that was received effective July 1, 2010.
The medical care ratio of the Michigan health plan increased to 84.4% for the nine months ended September 30, 2010, from 82.1% for the same period in 2009, primarily due to higher fee-for-service costs for Medicaid members and a shift in member mix towards high medical care ratio Medicare members.
The medical care ratio of the Missouri health plan increased to 86.5% for the nine months ended September 30, 2010, from 82.0% for the same period in 2009, primarily due to higher inpatient fee-for-service costs.
Health Plans Segment Operating Data
The following summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the nine months ended September 30, 2010 and September 30, 2009 (in thousands except PMPM amounts):

	Nine Months Ended September 30, 2010
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	3,158	$376,811	$119.32	$316,569	$100.24	84.0%	$5,153
Florida	483	124,035	256.70	116,079	240.23	93.6	(2)
Michigan	2,029	468,723	230.98	395,450	194.87	84.4	29,305
Missouri	704	156,874	222.83	135,766	192.85	86.5	—
New Mexico	834	281,149	336.93	225,346	270.06	80.2	7,161
Ohio	2,083	641,683	308.11	517,951	248.70	80.7	50,251
Texas	426	130,881	307.51	114,593	269.24	87.6	2,247
Utah	685	191,040	278.99	179,816	262.60	94.1	—
Washington	3,080	562,836	182.75	473,609	153.78	84.2	10,278
Wisconsin(2)	28	6,310	224.18	6,154	218.65	97.5	—
Other(3)	—	6,678	—	27,033	—	—	185

Total	13,510	$2,947,020	$218.14	$2,508,366	$185.67	85.1%	$104,578

	Nine Months Ended September 30, 2009
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	3,076	$354,001	$115.09	$328,386	$106.76	92.8%	$10,411
Florida	245	66,322	270.67	61,054	249.17	92.1	10
Michigan	1,872	405,576	216.72	332,974	177.93	82.1	26,039
Missouri	695	177,715	255.62	145,631	209.47	82.0	—
New Mexico	763	301,947	395.79	258,954	339.43	85.8	8,035
Ohio	1,774	586,672	330.73	501,606	282.77	85.5	32,090
Texas	283	93,655	330.78	79,161	279.59	84.5	1,830
Utah	587	155,385	264.67	140,791	239.81	90.6	—
Washington	2,850	546,520	191.76	457,625	160.57	83.7	9,142
Wisconsin(2)	—	—	—	—	—	—	—
Other(3)	—	10,003	—	27,683	—	—	55

Total	12,145	$2,697,796	$222.08	$2,333,865	$192.12	86.5%	$87,612

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	We acquired the Wisconsin health plan on September 1, 2010.

(3)	“Other” medical care costs represent primarily medically related administrative costs at the parent company.

Molina Medicaid Solutions Segment
Molina Medicaid Solutions contributed $6.2 million to operating income from the date of its acquisition on May 1, 2010, through September 30, 2010, with an operating profit margin of approximately 12%. As we expected, the operating profit for this segment has declined as a result of the revenue and cost recognition that commenced in Maine as of its September 1, 2010 “go-live” operational date. In addition, and contrary to our expectations, the consulting and outside service costs for both Idaho and Maine following their respective go-live operational dates have not declined from their pre-operational levels. Performance of the Molina Medicaid Solutions segment for the five months ended September 30, 2010 was as follows:

(In thousands)
Service revenue before amortization	$57,571
Amortization of contract backlog recorded as contra-service revenue	(4,246)

Service revenue	53,325

Cost of service revenue	41,859
General and administrative costs	3,161
Amortization of customer relationship intangibles recorded as amortization	2,143

Operating income	$6,162

Consolidated Expenses and Other
General and Administrative Expenses
General and administrative expenses were $245.6 million, or 8.2% of total revenue, for the nine months ended September 30, 2010, compared with $199.0 million, or 7.4% of total revenue, for the nine months ended September 30, 2009. The increase in the G&A ratio was the result of higher administrative expenses for the Health Plan segment, driven in part by the cost of Medicare expansion, employee severance and settlement costs of $5.2 million year to date, and the acquisitions of Molina Medicaid Solutions and the Wisconsin health plan.

	Nine Months Ended September 30,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)
Medicare-related administrative costs	$21,010	0.7%	$12,842	0.5%
Non Medicare-related administrative costs:
Molina Medicaid Solutions segment administrative costs	3,161	0.1	—	—
Employee severance and settlement costs	5,152	0.2	538	—
Molina Medicaid Solutions and Wisconsin health plan acquisition costs	2,688	0.1	—	—
Health Plans segment administrative payroll, including employee incentive compensation	167,150	5.6	150,952	5.6
All other Health Plans segment administrative expense	46,458	1.5	34,649	1.3

	$245,619	8.2%	$198,981	7.4%

Premium Tax Expense
Premium tax expense relating to Health Plans segment premium revenue increased to 3.5% of revenue for the nine months ended September 30, 2010, from 3.2% for the nine months ended September 30, 2009, primarily due to the imposition of a higher premium tax rate in Ohio effective October 1, 2009.

Depreciation and Amortization
Depreciation and amortization specifically identified as such in the consolidated statements of income increased $4.8 million in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, primarily due to depreciation of investments in infrastructure and the amortization of certain purchased intangibles associated with the acquisition of Molina Medicaid Solutions. Beginning in the second quarter of 2010, the amortization of acquired contracts associated with the acquisition of Molina Medicaid Solutions has been recorded as contra-service revenue. Additionally, most of the depreciation associated with the Molina Medicaid Solutions segment is recorded as cost of service revenue. The following table presents all depreciation and amortization recorded in the consolidated financial statements:

	Nine Months Ended September 30,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)
Depreciation and amortization	$33,234	1.1%	$28,468	1.1%
Amortization recorded as contra- service revenue	4,246	0.1	—	—
Depreciation recorded as cost of service revenue	3,005	0.1	—	—

Depreciation and amortization reported in the consolidated statements of cash flows	$40,485	1.3%	$28,468	1.1%

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
Interest Expense
Interest expense increased to $12.1 million for the nine months ended September 30, 2010, from $9.9 million for the nine months ended September 30, 2009. We incurred higher interest expense relating to the $105 million draw on our credit facility (beginning May 1, 2010) to fund the acquisition of Molina Medicaid Solutions. Interest expense includes non-cash interest expense relating to our convertible senior notes, which totaled $3.8 million, and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively.
Income Taxes
Income tax expense was recorded at an effective rate of 37.3% for the nine months ended September 30, 2010 compared with 26.1% for the nine months ended September 30, 2009. The lower rate in 2009 was primarily due to discrete tax benefits of $5.5 million recorded in the nine months ended September 30, 2009, as a result of settling tax examinations, a reassessment of the tax liability for unrecognized tax benefits, and higher than previously estimated tax credits.
For the nine months ended September 30, 2009, amounts for premium tax expense and income tax expense have been reclassified to conform to the presentation of MGRT as a premium tax. The MGRT amounted to $4.6 million and $3.4 million for the nine months ended September 30, 2010, and 2009, respectively. There was no impact to net income for either period presented relating to this change.
Acquisitions
On September 1, 2010, we acquired Abri Health Plan, a Medicaid managed care organization based in Milwaukee, Wisconsin. We expect the final purchase price for the acquisition to be approximately $16 million, subject to adjustments. As of September 30, 2010, we had paid $5 million of the total purchase price. There will be two subsequent measurement dates (November 1, 2010 and February 1, 2011) on which we will compute the payments based on the plan’s membership on those dates.

On May 1, 2010, we acquired a health information management business which we now operate under the name, Molina Medicaid SolutionsSM as described in “Overview,” above.
Liquidity and Capital Resources
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue and investment income. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of September 30, 2010, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income decreased to $4.9 million for the nine months ended September 30, 2010, compared with $7.3 million for the nine months ended September 30, 2009. This decline was primarily due to lower interest rates in 2010. Our annualized portfolio yield for the nine months ended September 30, 2010 was 0.8% compared with 1.4% for the nine months ended September 30, 2009.
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
Cash provided by operating activities for the nine months ended September 30, 2010 was $8.5 million compared with $130.3 million for the nine months ended September 30, 2009, a decrease of $121.8 million. Deferred revenue, which was a source of operating cash totaling $61 million in 2009, was a use of operating cash totaling $64 million in 2010. In 2009, the state of Ohio typically paid premiums in advance of the month the premium was earned. Beginning in January 2010, the state of Ohio has delayed its premium payments to mid-month for the month premium is earned. We do not anticipate any advance payments for the Ohio health plan’s premiums during 2010. Cash provided by operating activities was further reduced in the third quarter of 2010 as a result of the delayed passage of the California state budget for 2010-2011. Accounts receivable at the California health plan increased $65 million between the June 30, 2010 and September 30, 2010.

Cash used in investing activities increased significantly in the first nine months of 2010 compared with the first nine months of 2009, due chiefly to the acquisition of Molina Medicaid Solutions, which totaled $131.3 million.
Cash provided by financing activities increased due to funds generated by our equity offering in the third quarter of 2010, which totaled $111.6 million, net of the underwriting discount. Amounts borrowed under our credit facility to fund the acquisition of Molina Medicaid Solutions in the second quarter of 2010 were repaid in the third quarter using proceeds from the equity offering.
Reconciliation of Non-GAAP (1) to GAAP Financial Measures
EBITDA (2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Operating income	$29,953	$15,089	$71,569	$57,738
Add back:
Depreciation and amortization expense	11,954	9,832	33,234	28,468
Amortization expense recorded as contra-service revenue	2,655	—	4,246	—
Depreciation expense recorded as cost of service revenue	1,964	—	3,005	—

EBITDA	$46,526	$24,921	$112,054	$86,206

(1)	GAAP stands for U.S. generally accepted accounting principles.

(2)
We calculate EBITDA consistently on a quarterly and annual basis by adding back depreciation and amortization expense to operating income. Operating income included interest income of $3.7 million and $6.6 million for the nine months ended September 30, 2010, and 2009, respectively. EBITDA is not prepared in conformity with GAAP because it excludes depreciation and amortization expense, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to the GAAP measures of net income, operating income, operating margin, or cash provided by operating activities, nor should EBITDA be considered in isolation from these GAAP measures of operating performance. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.

Capital Resources
At September 30, 2010, the parent company — Molina Healthcare, Inc. — held cash and investments of $49.6 million, including auction rate securities with a fair value of $5.9 million, compared with $45.6 million of cash and investments at December 31, 2009. On a consolidated basis, at September 30, 2010, we had working capital of $372.8 million compared with $321.2 million at December 31, 2009. At September 30, 2010 and December 31, 2009, cash and cash equivalents were $426.5 million and $469.5 million, respectively. At September 30, 2010, unrestricted investments were $215.7 million, including $20.3 million in non-current auction rate securities At December 31, 2009, unrestricted investments were $234.5 million, including $59.7 million in non-current auction rate securities.
We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

Credit Facility
We are a party to an Amended and Restated Credit Agreement, dated as of March 9, 2005, as amended by the first amendment on October 5, 2005, the second amendment on November 6, 2006, the third amendment on May 25, 2008, the fourth amendment on November 2009 and the fifth amendment on March 15, 2010, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”) for a revolving credit line of $150 million that matures in May 2012. The Credit Facility is intended to be used for general corporate purposes. We borrowed $105 million under the Credit Facility to acquire Molina Medicaid Solutions in the second quarter of 2010. During the third quarter of 2010, we repaid this amount using proceeds from our equity offering, described below, under “Shelf Registration Statement.” As of September 30, 2010, and December 31, 2009, there was no outstanding principal balance under the Credit Facility.
To the extent that in the future we incur any obligations under the Credit Facility, such obligations will be secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At September 30, 2010, we were in compliance with all financial covenants in the Credit Facility.
The commitment fee on the total unused commitments of the lenders under the Credit Facility is 50 basis points on all levels of the pricing grid, with the pricing grid referring to our ratio of consolidated funded debt to consolidated EBITDA. The pricing for LIBOR loans and base rate loans is 200 basis points at every level of the pricing grid. Thus, the applicable margins under the Credit Facility range between 2.75% and 3.75% for LIBOR loans, and between 1.75% and 2.75% for base rate loans. The Credit Facility carves out from our indebtedness and restricted payment covenants under the Credit Facility the $187.0 million current principal amount of the convertible senior notes, although the $187.0 million indebtedness is included in the calculation of our consolidated leverage ratio. The fixed charge coverage ratio set forth pursuant to the Credit Facility was 2.75x (on a pro forma basis) at December 31, 2009, and 3.00x thereafter.
The fifth amendment increased the maximum consolidated leverage ratio under the Credit Facility to 3.25 to 1.0 for the fourth quarter of 2009 (on a pro forma basis), and to 3.50 to 1.0 for the first and second quarters of 2010, and through August 14, 2010. Effective as of August 15, 2010, the consolidated leverage ratio under the Credit Facility reverted back to 2.75 to 1.0. In connection with the lenders’ approval of the fifth amendment, we paid an amendment fee of 25 basis points on the amount of each consenting lender’s commitment. We also paid an incremental commitment fee of 12.5 basis points based on each lender’s unfunded commitment during the period from the effective date of the fifth amendment through August 15, 2010.
Shelf Registration Statement
In December 2008, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $300 million of our securities, including common stock, warrants, or debt securities, and up to 250,000 shares of outstanding common stock that may be sold from time to time by the Molina Siblings Trust as a selling stockholder. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering. As a result of the offering described below, we may now offer up to $182.5 million of our securities from time to time under the shelf registration statement.
On August 13, 2010, we sold 4,000,000 shares of common stock covered by this registration statement, and on August 23, 2010, we sold 350,000 shares of common stock covered by this registration statement. The public offering price for this sale was $25.65 per share, net of the underwriting discount. Our proceeds from these sales totaled approximately $111.6 million, net of the underwriting discount. We used the proceeds from these sales to repay the Credit Facility and for general corporate purposes. Also on August 13, 2010, the Molina Siblings Trust, as a selling stockholder, sold 250,000 shares of outstanding common stock covered by this registration statement.
Long-Term Debt
Convertible Senior Notes
In October 2007, we sold $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million. During 2009, we purchased and retired $13.0 million face amount of the Notes, for a remaining aggregate principal amount of $187.0 million as of September 30, 2010, and December 31, 2009. The Notes rank equally in right of payment with our existing and future senior indebtedness.

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
Regulatory Capital and Dividend Restrictions
The principal operations of our Health Plans segment are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. The health plans are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our health plans. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries, after intercompany eliminations, which may not be transferable to us in the form of loans, advances, or cash dividends totaled $380.0 million at September 30, 2010, and $368.7 million at December 31, 2009.
The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if adopted by a particular state, set minimum capitalization requirements for health plans and other insurance entities bearing risk for health care coverage. The requirements take the form of risk-based capital, or RBC, rules. These rules, which vary slightly from state to state, have been adopted in Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. California and Florida have not adopted RBC rules and have not given notice of any intention to do so. The RBC rules, if adopted by California and Florida, may increase the minimum capital required by those states.

At September 30, 2010, our health plans had aggregate statutory capital and surplus of approximately $401.3 million, compared with the required minimum aggregate statutory capital and surplus of approximately $258.7 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2010. We have the ability and commitment to provide additional working capital to each of our health plans when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2010.
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

Revenue Recognition — Health Plans Segment
Certain components of premium revenue are subject to accounting estimates. Chief among these are:
•
Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premium revenue paid to our Florida health plan by the state of Florida may be refunded to the state if certain minimum amounts are not spent on defined behavioral health care costs. At September 30, 2010, we had not recorded any liability under the terms of this contract provision. If the state of Florida disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of this provision, including revisions to the definitions of premium revenue or behavioral health care costs, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our Florida health plan.

•
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premium revenue paid to our New Mexico health plan by the state of New Mexico may be refunded to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Our contract is for a three-year period, and the medical cost floor is based on premiums and medical care costs over the entire contract period. Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At September 30, 2010, there was no liability recorded under the terms of these contract provisions. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our New Mexico health plan.

•
New Mexico Health Plan At-Risk Premium Revenue: Under our contract with the state of New Mexico, up to 1% of our New Mexico health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care and administrative measures dictated by the state. The state of New Mexico’s fiscal year ends June 30, and open contract years typically include up to the two preceding years. For the open state fiscal years ending June 30, 2011, our New Mexico health plan has received $4.6 million in at-risk revenue to date. To date, we have recognized $2.2 million of that amount as revenue, and recorded a liability of approximately $2.4 million as of September 30, 2010, for the remainder. If the state of New Mexico disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required.

•
Ohio Health Plan At-Risk Premium Revenue: Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. Effective January 1, 2010 an additional 0.25% of the Ohio health plan’s revenue became refundable if certain pharmacy specific performance measures were not met. These performance measures are generally linked to various quality-of-care measures dictated by the state. The state of Ohio’s fiscal year ends June 30, and open contract years typically include up to the two preceding years. For the open state fiscal years ending June 30, 2011, our Ohio health plan has received $11.2 million in at-risk revenue to date. To date, we have recognized $3.7 million of that amount as revenue and recorded a liability of approximately $7.5 million as of September 30, 2010, for the remainder. If the state of Ohio disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required. During the third quarter of 2010, we reversed the recognition of approximately $3.3 million of at-risk revenue previously recognized.

•
Utah Health Plan Premium Revenue: Our Utah health plan may be entitled to receive additional premium revenue from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid. In prior years, we estimated amounts we believed were recoverable under our savings sharing agreement with the state of Utah based on available information and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize from prior years may be subject to negotiation with the state. During 2007, as a result of an ongoing disagreement with the state of Utah, we wrote off the entire receivable, totaling $4.7 million. Our Utah health plan continues to assert its claim to the amounts believed to be due under the savings share agreement. When additional information is known, or resolution is reached with the state regarding the appropriate savings sharing payment amount for prior years, we will adjust the amount of savings sharing revenue recorded in our financial statements as appropriate in light of such new information or agreement. No receivables for saving sharing revenue have been established at September 30, 2010 or December 31, 2009.

•
Texas Health Plan Profit Sharing: Under our contract with the state of Texas there is a profit-sharing agreement, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As of September 30, 2010, we had an aggregate liability of approximately $0.6 million accrued pursuant to our profit-sharing agreement with the state of Texas for the 2009 and 2010 contract years (ending August 31 of each year). We paid $1.4 million to the state under the terms of this profit sharing agreement during the nine months ended September 30, 2010. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, may be adjusted. We believe that the ultimate settlement will not differ materially from our estimates.

•
Texas Health Plan At-Risk Premium Revenue: Under our contract with the state of Texas, up to 1% of our Texas health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality-of-care measures dictated by the state. The state of Texas’s fiscal year ends August 31, and open contract years typically include up to the two preceding years. For the open state fiscal years ending August 31, 2011, our Texas health plan received $1.2 million in at-risk revenue, all of which has been recognized as revenue. If the state of Texas disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required.

•
Medicare Premium Revenue: Based on member encounter data that we submit to CMS, our Medicare revenue is subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. That analysis is similar to the process for the adjustment of member risk scores, but is further complicated by member pharmacy cost sharing provisions attached to the Medicare pharmacy benefit that do not apply to the services measured by the member risk adjustment process. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. To the extent that the premium revenue ultimately received from CMS differs from recorded amounts, we will adjust reported Medicare revenue. Based on our knowledge of member health care utilization patterns we have recorded a liability of approximately $1.3 million related to the potential recoupment of Medicare premium revenue at September 30, 2010.

Revenue Recognition and Determination of Deferred Contract Costs — Molina Medicaid Solutions Segment
As a result of our recent acquisition of Molina Medicaid Solutions, a portion of our revenues is derived from service arrangements. For fixed-price contracts where the system design and development phase were in process as of the acquisition date, we apply contract accounting because we will deliver significantly modified and customized MMIS software to the customer under the terms of the contract. Additionally, these contracts contain multiple deliverables; once the system design and development phase is complete, we provide technology outsourcing services and business process outsourcing. We do not have vendor specific objective evidence of the fair value of the technology outsourcing and business process outsourcing components of the contracts because we do not have history of offering these services on a stand-alone basis. As such we account for these fixed-price service contracts as a single element.
Therefore, in general, we recognize contract revenues as a single element ratably over the performance period, or contract term, of the outsourcing services (operations phase) because these services are the last element to be delivered under the contract. The contract terms typically range from five to 10 years. In those service arrangements where final acceptance of a system or solution by the customer is required, contract revenues and costs are deferred until all material acceptance criteria have been met. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement. Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. Amortization of certain identifiable intangible assets, relating to contract backlog, is recorded to contra-service revenue, to match revenues associated with contract performance that occurred prior to the acquisition date.

Deferred contract costs include direct and incremental costs such as direct labor, hardware and software. We also defer and subsequently amortize certain transition costs related to activities that transition the contract from the design, development, and implementation phase to the operational, or business process outsourcing, phase. Deferred contract costs, including transition costs, are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period. Indirect costs associated with MMIS service contracts are generally expensed as incurred.
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
Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	Sept. 30,	Dec. 31,	Sept. 30,
	2010	2009	2009
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$271,285	$246,508	$237,495
Capitation payable	53,410	39,995	39,361
Pharmacy	14,663	20,609	21,100
Other	15,782	9,404	5,158

	$355,140	$316,516	$303,114

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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $271.3 million of our total medical claims and benefits payable of $355.1 million as of September 30, 2010. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at September 30, 2010 was $263.8 million.
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
The following table reflects the change in our estimate of claims liability as of September 30, 2010 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding September 30, 2010, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in
Medical Claims and
(Decrease) Increase in Estimated Completion Factors	Benefits Payable
(6)%	$80,718
(4)%	53,812
(2)%	26,906
2%	(26,906)
4%	(53,812)
6%	(80,718)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of September 30, 2010 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in
Medical Claims and
(Decrease) Increase in Trended Per member Per Month Cost Estimates	Benefits Payable
(6)%	$(65,330)
(4)%	(43,553)
(2)%	(21,777)
2%	21,777
4%	43,553
6%	65,330
The following per-share amounts are based on a combined federal and state statutory tax rate of 38%, and 26.8 million diluted shares outstanding for the nine months ended September 30, 2010. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at September 30, 2010, net income for the three months ended September 30, 2010 would increase or decrease by approximately $8.3 million, or $0.31 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at September 30, 2010, net income for the three months ended September 30, 2010 would increase or decrease by approximately $6.8 million, or $0.25 per diluted share, net of tax. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $41.7 million, or $1.56 per diluted share, and $33.8 million, or $1.26 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $8.3 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

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
As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities in fiscal years 2009 and through September 30, 2010 were less than what we had expected when we had established our reserves. While the specific reasons for the overestimation of our liabilities were different in each of the periods presented, in general the overestimations were tied to our assessment of specific circumstances at our individual health plans which were unique to those reporting periods.

For the nine months ended September 30, 2010, we recognized a benefit from prior period claims development in the amount of $46.2 million, This amount represents our estimate as of September 30, 2010 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2009 exceeded the amount that will ultimately be paid out in satisfaction of that liability.
At March 31, 2010 and June 30, 2010 we had estimated the benefit from prior period claims development at $38.5 million and $43.0 million, respectively. Our estimate of the benefit from prior period claims development has increased during 2010 as we have paid claims and gained more insight into the amount that will ultimately be paid in settlement of our estimated liability at December 31, 2009. The overestimation of claims liability at December 31, 2009 was the result of the following factors:
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

We recognized a benefit from prior period claims development in the amount of $48.0 million and $51.6 million for the nine months ended September 30, 2009, and the year ended December 31, 2009, respectively (see table below). This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2008. The overestimation of claims liability at December 31, 2008 was the result of the following factors:
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

In estimating our claims liability at September 30, 2010, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:
•	The rapid growth of membership in our Medicare line of business between December 31, 2009 and September 30, 2010.
•	An increase in claims inventory at our Ohio health plan between June 30, 2010 and September 30, 2010.
•	The transition of claims processing for our Missouri health plan from a third party service provider to our internal claims processing platform effective April l, 2010.
•	Changes to the Medicaid fee schedule in Utah effective July 1, 2010.
The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. However, that benefit will affect current period earnings only to the extent that the replenishment of the reserve for adverse claims development (and the re-accrual of administrative costs for the settlement of those claims) is less than the benefit recognized from the prior period liability. In 2009 and through September 30, 2010, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

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
The following table presents the components of the change in our medical claims and benefits payable for the periods presented. The negative amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. Claims information presented below does not include our new Wisconsin health plan.

	As of and for the
			Six	Three
			Months	Months	Year
	Nine Months Ended		Ended	Ended	Ended
	September 30,	September 30,	June 30,	March 31,	Dec. 31,
	2010	2009	2010	2010	2009
Balances at beginning of period	$316,516	$292,442	$316,516	$316,516	$292,442

Components of medical care costs related to:
Current period	2,554,579	2,381,903	1,705,411	861,271	3,227,794
Prior periods	(46,213)	(48,038)	(42,982)	(38,455)	(51,558)

Total medical care costs	2,508,366	2,333,865	1,662,429	822,816	3,176,236

Payments for medical care costs related to:
Current period	2,219,296	2,089,417	1,389,307	581,389	2,919,240
Prior periods	250,446	233,776	244,038	230,970	232,922

Total paid	2,469,742	2,323,193	1,633,345	812,359	3,152,162

Balances at end of period	$355,140	$303,114	$345,600	$326,973	$316,516

Benefit from prior period as a percentage of:
Balance at beginning of period	14.6%	16.4%	13.6%	12.1%	17.6%
Premium revenue	1.5%	1.8%	2.2%	4.0%	1.4%
Total medical care costs	1.8%	2.1%	2.6%	4.7%	1.6%
Days in claims payable, fee for service only	42	44	44	44	44
Number of members at end of period	1,597,000	1,411,000	1,498,000	1,482,000	1,455,000
Number of claims in inventory at end of period	110,200	107,700	106,700	153,700	93,100
Billed charges of claims in inventory at end of period	$158,900	$145,500	$147,500	$194,000	$131,400
Claims in inventory per member at end of period	0.07	0.08	0.07	0.10	0.06
Billed charges of claims in inventory per member at end of period	$99.50	$103.12	$98.46	$130.90	$90.31
Number of claims received during the period	10,701,900	9,427,400	7,066,100	3,493,300	12,930,100
Billed charges of claims received during the period	$8,615,500	$7,180,800	$5,605,400	$2,760,500	$9,769,000

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Fund Prime Series — Institutional Class, and the PFM Fund Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Our investments consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. Restricted investments are invested principally in certificates of deposit and treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our subsidiaries operate.
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
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. The following risk factors were identified or re-evaluated by the Company during the third quarter and are a supplement to those risk factors discussed in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009, and to Part II, Item 1A — Risk Factors, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. The risks described herein and in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
MMIS operational problems in Idaho or Maine could result in reduced or withheld payments, actual damage or liquidated damage assessments, increased administrative costs, or even contract termination, any of which could adversely affect our business, financial condition, cash flows, or results of operations.
From and after the MMIS operational or “go live” date of June 1, 2010, Molina Medicaid Solutions has experienced certain problems with the MMIS in Idaho. On October 5, 2010, Molina Medicaid Solutions received from the Idaho Department of Administration a notice to cure letter with respect to its alleged non-compliance with certain provisions of the MMIS project agreements. Molina Medicaid Solutions and the Idaho Department of Health and Welfare (“DHW”) have been working together to resolve the MMIS problems, and Molina Medicaid Solutions has developed a corrective action plan with respect to the identified problems and defects. Molina Medicaid Solutions believes it has ameliorated or corrected many of the identified problems, and that it will ultimately be successful in resolving all of the MMIS issues in Idaho. However, in the event Molina Medicaid Solutions is unsuccessful in correcting all of the identified problems, the Idaho Department of Administration may: (i) reduce or withhold its payments to Molina Medicaid Solutions, (ii) require Molina Medicaid Solutions to provide services at no additional cost to Idaho, (iii) require the payment of actual damages or liquidated damages, or (iv) terminate its contract with Molina Medicaid Solutions. In addition, Molina Medicaid Solutions may incur much greater administrative costs than expected in correcting the MMIS problems, or in advancing interim payments to Idaho providers. For example, the consulting and outside service costs for Idaho following its go-live operational date have not declined from the pre-operational level as had been previously expected. Finally, Idaho DHW may not accept the MMIS developed and implemented by Molina Medicaid Solutions, or CMS may not certify such MMIS. All of such risks are also applicable to the MMIS in Maine which became operational as of September 1, 2010. The realization of any of the foregoing risks could adversely affect our business, financial condition, cash flows, or results of operations.
There are numerous risks associated with the expansion of our Texas health plan’s service area under the CHIP Rural Service Area Program, and with our acquisition of Abri Health Plan in Wisconsin.
In September 2010, our Texas health plan began arranging health care services for approximately 64,000 low-income children and pregnant women in 174 predominantly rural counties through Texas’ Children’s Health Insurance Program (CHIP) and CHIP Perinatal Program. In addition, on September 1, 2010, we acquired Abri Health Plan, a Medicaid managed care organization based in Milwaukee, Wisconsin. As of September 30, 2010, Abri Health Plan served approximately 28,000 Medicaid members. There are numerous risks associated with a health plan’s initial expansion into a new service area or the provision of medical services to a new population, including pent-up demand for medical services, elevated medical care costs, and our lack of actuarial experience in setting appropriate reserve levels. In the event the medical care costs of our Texas or Wisconsin health plans are higher than anticipated, we are unable to lower the medical care ratio associated with these new populations, or our reserve levels are inadequate, the negative results of our Texas or Wisconsin health plan could adversely affect our business, financial condition, cash flows, or results of operations.

There are numerous revenue recognition risks associated with certain provisions in the state Medicaid contracts of our New Mexico, Ohio, Florida, and Texas health plans.
The state contracts of our New Mexico, Florida, and Texas health plans contain provisions pertaining to medical cost floors, administrative cost and profit ceilings, and profit sharing arrangements. These provisions are subject to interpretation and application by our health plans. In the event the applicable state government agency disagrees with our health plan’s interpretation or application of the contract provisions at issue, the health plan could be required to adjust the amount of its obligations under these provisions and/or make a payment or payments to the state. Any interpretation or application of these provisions at variance with our health plan’s interpretation or inconsistent with our revenue recognition accounting treatment could adversely affect our business, financial condition, cash flows, or results of operations.
In addition, the state contracts of our Ohio, New Mexico, and Texas health plans contain provisions pertaining to at-risk premiums that require us to meet certain quality performance measures in order to earn all of our contract revenues in those states. In the event we are unsuccessful in achieving the stated performance measure, our health plan will be unable to recognize the revenue associated with that measure. Any failure of our health plan to satisfy one of these performance measure provisions, or the interpretation or application of these performance measure provisions at variance with our health plan’s interpretation, could adversely affect our business, financial condition, cash flows, or results of operations.
There are risks associated with the expected rate increase of approximately 2% effective October 1, 2010 for our California health plan.
On October 8, 2010, the state of California approved a budget for its state fiscal year 2011 running from July 1, 2010 to June 30, 2011. Based on the amounts budgeted for Medi-Cal managed care plans, our California health plan has projected that it will receive a blended PMPM rate increase of approximately 2% effective as of October 1, 2010. The fiscal year 2010 guidance we issued on October 26, 2010 assumes a rate increase at our California health plan of 2% effective as of October 1, 2010. In the event our California health plan does not receive the expected 2% rate increase, or the increase does not become effective as of October 1, 2010, our fiscal year 2010 financial results could be less favorable than projected in our guidance.
We face periodic routine and non-routine reviews, audits, and investigations by government agencies, and these reviews and audits could have adverse findings, which could negatively impact our business.
We are subject to various routine and non-routine governmental reviews, audits, and investigations. Violation of the laws, regulations, or contract provisions governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide managed care services, the suspension or revocation of our licenses, the exclusion from participation in government sponsored health programs, or the revision and recoupment of past payments made based on audit findings. For example, from July 26 to July 30, 2010, the Center for Medicare and Medicaid Services, or CMS, conducted an on-site audit with respect to our Medicare Advantage and Prescription Drug Plan contracts in the compliance areas of enrollment and disenrollment, premium billing, Part D formulary administration, Part D appeals, grievances and coverage determinations and compliance program. As of November 3, 2010, we have not been provided with any written notification of the results of the audit. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, whether as a result of this most recent CMS audit or otherwise, we might suffer a substantial reduction in profitability, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue. In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government. The final amounts we ultimately receive under government contracts may be different from the amounts we initially recognize in our financial statements.
States may not adequately compensate us for the value of drug rebates that were previously earned by the Company but that are now collectible by the states.
The Patient Protection and Affordable Care Act includes certain provisions which change the way rebates for drugs are handled for Medicaid managed care plans. Retroactive to March 23, 2010, state Medicaid programs are now required to collect rebates on all Medicaid-covered outpatient drugs dispensed or administered to Medicaid managed care enrollees (excluding certain drugs that are already discounted), and drug companies will be required to pay specified rebates directly to the state Medicaid programs. This will likely impact the level of rebates received by managed care plans from the drug companies for Medicaid managed care enrollees. Many drug companies are in the process of renegotiating their rebate contracts with Medicaid managed care plans and pharmacy benefits managers. As a result, the drug rebate amounts paid to managed care plans like ours will likely decline significantly in the future. Although we will be pursuing rate increases with state agencies to make us whole for the rebate amounts lost, there can be no assurances that the premium increases we may receive, if any, will be adequate to offset the amount of the lost rebates. If such premium increases prove to be inadequate, our business, financial condition, cash flows, or results of operations could be adversely affected.

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

MOLINA HEALTHCARE, INC.
(Registrant)

Dated: November 4, 2010	/s/ JOSEPH M. MOLINA, M.D. Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 4, 2010	/s/ JOHN C. MOLINA, J.D. John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)