Form 10-K
period 2010-12-31
MOLINA HEALTHCARE INC
filed 2011-03-08
CIK 1179929

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of our most recently completed second fiscal quarter, was approximately $324 million (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2010).

As of March 2, 2011, approximately 30,523,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on April 27, 2011, are incorporated by reference into Part III of this Form 10-K.

MOLINA HEALTHCARE, INC.

Form 10-K

PART I

Item 1:	Business

Overview

Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. Our business focuses exclusively on government-sponsored health care programs, and includes our Health Plans segment, our Molina Medicaid Solutionssm segment, and our smaller direct delivery line of business. Our Health Plans segment consists of licensed health maintenance organizations serving Medicaid populations in ten states. Our Molina Medicaid Solutions segment provides design, development, implementation, and business process outsourcing solutions to Medicaid agencies in an additional five states. Our direct delivery line of business consists of 16 primary care community clinics in California and two primary care community clinics in Washington, and we also manage three county-owned primary care community clinics under a contract with Fairfax County, Virginia. Dr. C. David Molina founded our company in 1980 as a provider organization serving the Medicaid population in Southern California. Today we remain a provider-focused company led by his son, Dr. J. Mario Molina.

Our Health Plans segment operates Medicaid managed care plans in the states of California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin that serve a total of approximately 1.6 million members. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our Health Plans segment derives its revenue principally in the form of premiums paid under Medicaid contracts with the states in which our health plans operate. While the health plans receive fixed per-member per-month, or PMPM, premium payments from the states, the health plans are at risk for the medical costs associated with their members’ health care. Our Health Plans segment operates in a highly regulated environment, with stringent minimum capitalization requirements which limit the ability of our health plan subsidiaries to pay dividends to us.

Our Molina Medicaid Solutions segment provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS, a core information technology tool used to support the administration of state Medicaid and other health care entitlement programs. Our Molina Medicaid Solutions segment currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program. We added the Molina Medicaid Solutions segment to our business in May 2010 to expand our product offerings to include support of state Medicaid agency administrative needs; to reduce the variability in our earnings resulting from fluctuations in medical care costs; to improve our operating profit margin percentages; and to improve our cash flow by adding a business for which there are no restrictions on dividend payments.

From a strategic perspective, we believe our two business segments and our direct delivery business line allow us to participate in an expanding sector of the economy and continue our mission of serving low-income families and individuals eligible for government-sponsored health care programs. Operationally, our two business segments share a common systems platform, which allows for economies of scale and common experience in meeting the needs of state Medicaid programs. We also believe that we have opportunities to market to state Medicaid agencies various cost containment and quality practices used by our health plans, such as care management and care coordination, for incorporation into their own fee-for-service Medicaid programs.

Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666. Our website is www.molinahealthcare.com.

Information contained on our website or linked to our website is not incorporated by reference into, or as part of, this annual report. Unless the context otherwise requires, references to “Molina Healthcare,” the “Company,” “we,” “our,” and “us” herein refer to Molina Healthcare, Inc. and its subsidiaries. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, are available free of charge on our website, www.molinahealthcare.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information regarding our officers and directors, and copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and our Audit, Compensation, Corporate Governance and Nominating Committee, and Compliance Committee Charters, are also available on our website. Such information is also available in print upon the request of any stockholder to our Investor Relations department at the address of our executive offices set forth above. In accordance with New York Stock Exchange, or NYSE, rules, on June 2, 2010, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Molina Healthcare, the Molina Healthcare logo, Molina Medicaid Solutionssm, motherhood matters!sm, breathe with ease!sm, and Healthy Living with Diabetessm are registered servicemarks of Molina Healthcare, Inc.

Our Industry

The Medicaid and CHIP Programs.  The Medicaid program is a federal entitlement program administered by the states. Medicaid provides health care and long-term care services and support to low-income Americans. Subject to federal rules, states have significant flexibility to structure their own programs in terms of eligibility, benefits, delivery of services, and provider payments. Medicaid is funded jointly by the states and the federal government. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage, or FMAP. A state’s FMAP is calculated annually and varies inversely with average personal income in the state. The average FMAP across all states prior to FY 2009 was 57 percent, but ranged from a federally established FMAP floor at 50 percent to as high as 76 percent. With the passage of the American Recovery and Reinvestment Act, or ARRA, stimulus package in 2009, FMAP rates for all states increased by a minimum of 6.2 percentage points between October 1, 2009 and December 31, 2010, plus an additional increase adjusted quarterly based on the state’s unemployment rate. Congress has extended through June 2011 the increased FMAP, but at a reduced rate from the previous ARRA enhancement.

The most common state-administered Medicaid program is the Temporary Assistance for Needy Families program, or TANF (often pronounced “TAN-if”). Another common state-administered Medicaid program is for the aged, blind or disabled, or ABD, Medicaid members. In addition, the Children’s Health Insurance Program, or CHIP, is a joint federal and state matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage. States have the option of administering CHIP through their Medicaid programs.

As a result of recently enacted health care reform legislation, the Patient Protection and Affordable Care Act, the Medicaid and CHIP population is expected to grow from approximately 60 million people today to approximately 82 million people by 2019. Over that same period, total Medicaid and CHIP expenditures are expected to grow from approximately $427 billion to approximately $896 billion.

Each state establishes its own eligibility standards, benefit packages, payment rates, and program administration within broad federal statutory and regulatory guidelines. Every state Medicaid program must balance many potentially competing demands, including the need for quality care, adequate provider access, and cost-effectiveness. In an effort to improve quality and provide more uniform and more cost-effective care, many states have implemented Medicaid managed care programs. These programs seek to improve access to coordinated health care services, including preventive care, and to control health care costs. Under Medicaid managed care programs, a health plan receives capitation payments from the state. The health plan, in turn, arranges for the provision of health care services by contracting with a network of medical providers. The health plan implements care management and care coordination programs that seek to improve both care access and care quality, while controlling costs more effectively.

While many states have embraced Medicaid managed care programs, others continue to operate traditional fee-for-service programs to serve all or part of their Medicaid populations. Under fee-for-service Medicaid programs, health care services are made available to beneficiaries as they seek that care, without the benefit of a coordinated effort to maintain and improve their health. As a consequence, treatment is often postponed until medical conditions become more severe, leading to higher costs and more unfavorable outcomes. Additionally, providers paid on a fee-for-service basis are compensated based upon services they perform, rather than health outcomes, and therefore lack incentives to coordinate preventive care, monitor utilization, and control costs.

Because Medicaid is a state-administered program, every state must have mechanisms, policies, and procedures in place to perform a large number of crucial functions, including the determination of eligibility and the reimbursement of medical providers for services provided. This requirement exists regardless of whether a state has adopted a fee-for-service or a managed care delivery model. MMIS are used by states to support these administrative activities. The federal government typically reimburses the states for 90% of the costs incurred in the design, development, and implementation of an MMIS and for 50% of the costs incurred in operating an MMIS. Although a small number of states build and operate their own MMIS, a far more typical practice is for states to sub-contract the design, development, implementation, and operation of their MMIS to private parties. Through our Molina Medicaid Solutions segment, we now actively participate in this market.

In certain instances, states have elected to provide medical benefits to individuals and families who are not served by Medicaid. In New Mexico and Washington, our health plan segment participates in programs that are administered in a manner similar to Medicaid and CHIP, but without federal matching funds.

Medicare Advantage Plans.  During 2010, each of our health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, and Washington operated Medicare Advantage plans, each of which included a mandatory Part D prescription drug benefit. Our Medicare Advantage special needs plans, or SNPs, operate under the trade name, Molina Medicare Options Plus, and serve those beneficiaries who are dually eligible for both Medicare and Medicaid, such as low-income seniors and people with disabilities. Our Medicare Advantage Prescription Drug plans, or MA-PDs, operate under the trade name, Molina Medicare Options. Although our MA-PD benefit plans do not exclusively enroll dual eligible beneficiaries, the plans’ benefit structure is designed to appeal to lower income beneficiaries. We believe offering these Medicare plans is consistent with our historical mission of serving low-income and medically underserved families and individuals. None of our health plans operate a Medicare Advantage private fee-for-service plan. Total enrollment in our Medicare Advantage plans at December 31, 2010 was approximately 24,500 members. Our 2010 premium revenues from Medicare across all health plans represented approximately 6.6% of our total premium revenues.

Overall, approximately 82% of our members are TANF, 9% are CHIP, 8% are ABD, and 1% are Medicare.

Our Strengths

We focus on serving low-income families and individuals who receive health care benefits through government-sponsored programs within a managed care model. Additionally, we support state Medicaid agencies by providing them with comprehensive solutions to their MMIS development and operating needs. Our approach to our business is based on the following strengths:

Comprehensive Medicaid Services.  We offer a complete suite of Medicaid services, ranging from quality care, disease management, and cost management through our Health Plans segment, to state-level MMIS administration through our Molina Medicaid Solutions segment, to the direct delivery of health care services at our clinics. We have the ability to draw upon our experience and expertise in each of these areas to enhance the quality of the services we offer in the others.

Flexible Service Delivery Systems.  Our health plan care delivery systems are diverse and readily adaptable to different markets and changing conditions. We arrange health care services with a variety of providers, including independent physicians and medical groups, hospitals, ancillary providers, and our own clinics. Our systems support multiple types of contract models. Our provider networks are well-suited, based on medical specialty, member proximity, and cultural sensitivity, to provide services to our members. Our Molina Medicaid Solutions platform is based upon commercial off-the-shelf technology, or COTS. As a result, we believe that our Molina Medicaid Solutions platform has the flexibility to meet a wide variety of state Medicaid administrative needs in a timely and cost-effective manner.

Proven Expansion and Acquisition Capability.  We have successfully replicated the business model of our health plan segment through the acquisition of health plans, the start-up development of new operations, and the transition of members from other health plans. The successful acquisition of our New Mexico, Missouri, and Wisconsin health plans demonstrated our ability to expand into new states. The establishment of our health plans in Utah, Ohio, Texas, and Florida reflects our ability to replicate our business model on a start-up basis in new states, while contract acquisitions in California, Michigan, and Washington have demonstrated our ability to expand our operations within states in which we were already operating.

Administrative Efficiency.  We have centralized and standardized various functions and practices to increase administrative efficiency. The steps we have taken include centralizing claims processing and information services onto a single platform. We have standardized medical management programs, pharmacy benefits management contracts, and health education programs. In addition, we have designed our administrative and operational infrastructure to be scalable for cost-effective expansion into new and existing markets.

Recognition for Quality of Care.  The National Committee for Quality Assurance, or NCQA, has accredited eight of our ten Medicaid managed care plans. Our Missouri health plan is currently seeking NCQA accreditation, and our recently acquired Wisconsin plan will be seeking NCQA accreditation in the future. We believe that these objective measures of the quality of the services that we provide will become increasingly important to state Medicaid agencies.

Experience and Expertise.  Since the founding of our Company in 1980 to serve the Medicaid population in Southern California through a small network of primary care clinics, we have increased our membership to 1.6 million members, expanded our Health Plans segment to ten states, and added our Molina Medicaid Solutions segment. Our experience over the last 30 years has allowed us to develop strong relationships with the constituents we serve, establish significant expertise as a government contractor, and develop sophisticated disease management, care coordination and health education programs that address the particular health care needs of our members. We also benefit from a thorough understanding of the cultural and linguistic needs of Medicaid populations.

Our Strategy

Our objective is to provide a comprehensive suite of Medicaid-related services to meet the health care needs of low-income families and individuals and the state Medicaid agencies that serve them. To achieve our objective, we intend to:

Continue to expand within existing markets.  We plan to continue our growth in existing markets by expanding our service areas and provider networks, increasing awareness of the Molina brand name, extending our services to new populations (including the aged, blind, or disabled), maintaining positive provider relationships, and integrating members from other health plans.

Continue to enter new strategic markets.  We plan to continue to enter new markets through both acquisitions and by building our own start-up operations. For example, on September 1, 2010, we acquired for approximately $15.5 million Abri Health Plan, a provider of Medicaid managed care services in Wisconsin. We intend to focus our expansion in markets with competitive provider communities, supportive regulatory environments, significant size and, where practicable, mandated Medicaid managed care enrollment.

Continue to provide quality cost-effective care.  We plan to use our strong provider networks and the knowledge gained through the operation of our clinics to further develop and utilize effective medical management and other coordinated programs that address the distinct needs of our members and improve the quality and cost-effectiveness of their care.

Leverage operational efficiencies.  We intend to leverage the operational efficiencies created by our centralized administrative infrastructure and flexible information systems to earn higher margins on future revenues. We believe our administrative infrastructure has significant expansion capacity, allowing us to integrate new members from expansion within existing markets and enter new markets at lower incremental cost.

Deliver administrative value to state Medicaid agencies.  As Medicaid expenditures increase, we believe that an increasing number of states will demand comprehensive solutions that improve both quality and cost-effectiveness. We intend to use our MMIS solution to provide state Medicaid agencies with a flexible and robust solution to their administrative needs. For example, we can apply analytics to improve the functionality of care management processes. We believe that we can help strengthen these tools in ways that translate into both better care and cost containment. We believe that our MMIS platform, together with our extensive experience in health care management and health plan operations, enables us to offer state Medicaid agencies a comprehensive suite of Medicaid-related solutions that meets their needs for quality and for the cost-effective operation of their Medicaid programs.

Open additional primary care clinics.  During 2010, we became more diversified and more efficient by expanding our involvement in the direct delivery of primary care. The community clinic model offers an integrated approach that helps us improve both the quality and cost-effectiveness of the care our members receive. In 2010 we opened two clinics in Washington so that we can serve our members’ needs for primary and behavioral health services in one place. We also expanded the capacity of our existing clinics in California in anticipation of increases in the numbers of ABD members in our plans. Approximately 20% of our California health plan’s membership is now being served by the health plan’s 16 primary care clinics. The growth and aging of the population of the United States foreshadows an increasing shortage of physicians over the next 15 years. Health care reform is expected to worsen this shortage. We believe the shortage will be felt most acutely among already underserved populations, such as the low income families and individuals we serve. We therefore intend to expand on the direct delivery component of our business by developing additional community care clinics at certain of our health plans during 2011. While we have no plans to become an organization that fully integrates primary care delivery with our health plans, by leveraging this capability selectively we can improve access for our plan members in areas that are most underserved by primary care providers.

Pursue opportunities presented by ICD-10 conversion requirements.  Over the next three years, health insurance plans are required to upgrade their systems for diagnosis, medical procedure coding, and claims processing under the tenth revisions of the International Statistical Classification of Diseases, or ICD-10. The United States Department of Health and Human Services will require payers and providers to transition to ICD-10 by October 2013. For many smaller health plans with less than one million members, the costs of making the necessary systems upgrades will be substantial. For companies like ours, the benefits of scale in this environment will be significant. We believe we will be positioned to reduce the cost per member for compliance with ICD-10. At the same time, the new requirements will create revenue opportunities for Molina Medicaid Solutions.

Prepare for health care reform.  In preparation for the large scale changes associated with federal health care reform, we have organized a dedicated business unit to address issues of strategy, policy, reform readiness, and implementation. Health care reform opportunities include an estimated 16 million more members eligible for Medicaid by 2019, 30 million more individuals covered by health insurance exchanges, and increasing demand for long-term care and behavioral health services. In the next three years, we anticipate that many states will be offering new Medicaid RFP expansions in order to avoid disruptions in 2014 in connection with the full implementation of health care reform. For instance, several states are currently evaluating transitioning their ABD populations into managed care. Pursuant to a Section 1115 waiver expansion in California, we will be enrolling new ABD members in California by year end 2011.

Medicaid Contracts

With the exception of our Missouri health plan, which does not serve ABD or Medicare members, and our Wisconsin health plan, which does not serve Medicare members, all of our health plans serve TANF, CHIP, ABD, and Medicare members. For its Medicare members, each health plan enters into a one-year annually renewable contract with the Centers for Medicare and Medicaid Services, or CMS. For its other members, each health plan enters into a contract with the state’s Medicaid agency. The contractual relationship with the state is generally for a period of one- to two-years and renewable on an annual or biannual basis at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause upon 30 days to nine months prior written notice. Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in obtaining the renewal of their contracts in each state prior to the actual expiration of their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals, or RFP, subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal.

Our contracts with the state determine the type and scope of health care services that we arrange for our members. Generally, our contracts require us to arrange for preventive care, office visits, inpatient and outpatient hospital and medical services, and pharmacy benefits. The contracts also detail the requirements for operating in the Medicaid sector, including provisions relating to: eligibility; enrollment and disenrollment processes; covered benefits; eligible providers; subcontractors; record-keeping and record retention; periodic financial and informational reporting; quality assurance; marketing; financial standards; timeliness of claims payments; health education, wellness and prevention programs; safeguarding of member information; fraud and abuse detection and reporting; grievance procedures; and organization and administrative systems. A health plan’s compliance with these requirements is subject to monitoring by state regulators. A health plan is subject to periodic comprehensive quality assurance evaluation by a third-party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan. Most health plans must also submit quarterly and annual statutory financial statements and utilization reports, as well as many other reports in accordance with individual state requirements.

We are usually paid a negotiated PMPM amount, with the PMPM amount varying from contract to contract. Generally, that amount is higher in states where we are required to offer more extensive health benefits. We are also paid an additional amount for each newborn delivery from the Medicaid programs in all of our state health plans, except with respect to our New Mexico health plan.

Provider Networks

We arrange health care services for our members through contracts with providers that include independent physicians and groups, hospitals, ancillary providers, and our own clinics. Our network of providers includes primary care physicians, specialists and hospitals. Our strategy is to contract with providers in those geographic areas and medical specialties necessary to meet the needs of our members. We also strive to ensure that our providers have the appropriate cultural and linguistic experience and skills.

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

Primary Care Clinics.  Our California health plan operates 16 company-owned primary care clinics in California staffed by our physicians, physician assistants, and nurse practitioners. These clinics are located in neighborhoods where our members live, and provide us a first-hand opportunity to understand the special needs of our members. The clinics assist us in developing and implementing community education, disease management, and other programs. The clinics also give us direct clinic management experience that enables us to better understand the needs of our contracted providers. In addition, we have a non-licensed subsidiary in Virginia which manages three health care clinics for Fairfax County, and our Washington health plan operates two Company-owned primary care clinics.

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

Best Practices.  We continuously seek to promote best practices. Our approach to quality is broad, encompassing traditional medical management and the improvement of our internal operations. We have staff assigned full-time to the development and implementation of a uniform, efficient, and quality-based medical care delivery model for our health plans. These employees coordinate and implement Company-wide programs and strategic initiatives such as preparation of the Healthcare Effectiveness Data and Information Set, or HEDIS, and accreditation by the NCQA. We use measures established by the NCQA in credentialing the physicians in our network. We routinely use peer review to assess the quality of care rendered by providers. Eight of our ten health plans are accredited by the NCQA.

Claims Processing.  All of our health plans operate on a single managed care platform for claims processing (the QNXT 3.4 system), with the exception of our newly acquired Wisconsin plan which we expect will be migrated to the Molina standard platform in January 2012.

Centralized Management Services.  We provide certain centralized medical and administrative services to our health plans pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems, and human resources services. Fees for such services are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the health plan’s ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate.

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

Molina Medicaid Solutions competes with large MMIS vendors, such as HP Enterprise Services (formerly known as EDS), ACS (owned by Xerox Corporation), Computer Services Corporation, or CSC, and CNSI.

Regulation

Our health plans are highly regulated by both state and federal government agencies. Regulation of managed care products and health care services varies from jurisdiction to jurisdiction, and changes in applicable laws and rules can occur frequently. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Such agencies have become increasingly active in recent years in their review and scrutiny of health insurers and managed care organization, including those operating in the Medicaid and Medicare programs.

To operate a health plan in a given state, we must apply for and obtain a certificate of authority or license from that state. Our operating health plans are licensed to operate as health maintenance organizations, or HMOs, in each of California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. In those states we are regulated by the agency with responsibility for the oversight of HMOs which, in most cases, is the state department of insurance. In California, however, the agency with responsibility for the oversight of HMOs is the Department of Managed Health Care. Licensing requirements are the same for us as they are for health plans serving commercial or Medicare members. We must demonstrate that our provider network is adequate, that our quality and utilization management processes comply with state requirements, and that we have adequate procedures in place for responding to member and provider complaints and grievances. We must also demonstrate that we can meet requirements for the timely processing of provider claims, and that we can collect and analyze the information needed to manage our quality improvement activities. In addition, we must prove that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.

Our health plans are required to file quarterly and annual reports of their operating results with the appropriate state regulatory agencies. These reports are accessible for public viewing. Each health plan undergoes periodic examinations and reviews by the state in which it operates. The health plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds. Each health plan must maintain its net worth at an amount determined by statute or regulation. The minimum statutory net worth requirements differ by state, and are generally based on statutory minimum risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. Our Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin health plans are subject to RBC requirements. Any acquisition of another plan’s members or its state contracts must also be approved by the state, and our ability to invest in certain financial securities may be prescribed by statute.

In addition, we are also regulated by each state’s department of health services or the equivalent agency charged with oversight of Medicaid and CHIP. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

Medicaid.  Medicaid was established in 1965 under the U.S. Social Security Act to provide medical assistance to the poor. Although both the federal and state governments jointly fund it, Medicaid is a state-operated and state-implemented program. Our contracts with the state Medicaid programs impose various requirements on us in addition to those imposed by applicable federal and state laws and regulations. Within broad guidelines established by the federal government, each state:

•	establishes its own member eligibility standards;

•	determines the type, amount, duration, and scope of services;

•	sets the rate of payment for health care services; and

•	administers its own program.

We obtain our Medicaid contracts in different ways. Some states award contracts to any applicant demonstrating that it meets the state’s requirements. Other states engage in a competitive bidding process. In all cases, we must demonstrate to the satisfaction of the state Medicaid program that we are able to meet the state’s operational and financial requirements. These requirements are in addition to those required for a license and are targeted to the specific needs of the Medicaid population. For example:

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

Medicare.  Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance, and prescription drug benefits. Medicare is funded by Congress, and administered by the Centers for Medicare and Medicaid Services, or CMS. Medicare beneficiaries have the option to enroll in a Medicare Advantage plan. Under Medicare Advantage, managed care plans contract with CMS to provide benefits that are comparable to original Medicare in exchange for a fixed PMPM premium payment that varies based on the county in which a member resides, the demographics of the member, and the member’s health condition.

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

HIPAA.  In 1996, Congress enacted the Health Insurance Portability and Accountability Act, or HIPAA. All health plans are subject to HIPAA, including ours. HIPAA generally requires health plans to:

•	Establish the capability to receive and transmit electronically certain administrative health care transactions, like claims payments, in a standardized format,

•	Afford privacy to patient health information, and

•	Protect the privacy of patient health information through physical and electronic security measures.

The Patient Protection and Affordable Care Act of 2010, or ACA, created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicaid, CHIP, and Medicare. Those enhancements included mandatory licensure for all providers, and site visits, fingerprinting, and criminal background checks for higher risk providers. On September 23, 2010, CMS issued proposed regulations designed to implement these requirements. It is not clear at this time the degree to which managed care providers would have to comply with these new requirements, many of which resemble procedures that we already have in place.

The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), a part of the ARRA, modified certain provisions of HIPAA by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions, and increasing penalties for violations. The U.S. Department of Health and Human Services, as required by the HITECH Act, has issued interim final rules that set forth the breach notification obligations applicable to covered entities and their business associates (the “HHS Breach Notification Rule”). The various requirements of the HITECH Act and the HHS Breach Notification Rule have different compliance dates, some of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, we believe that we are in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, we are reviewing our current practices and identifying those which may be impacted by upcoming regulations. It is our intention to implement these new requirements on or before the applicable compliance dates.

Fraud and Abuse Laws.  Our operations are subject to various state and federal health care laws commonly referred to as “fraud and abuse” laws. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. These fraud and abuse laws include the federal False Claims Act which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. If an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties up to fifty thousand dollars for each separate false claim. Suits filed under the Federal False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicaid, Medicare or other state or Federal health care programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Action of 2005 (“DRA”) encourages states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

Companies involved in public health care programs such as Medicaid are often the subject of fraud and abuse investigations. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of certain fraud and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, other federal health care programs and federally funded state health programs.

Federal and state governments have made investigating and prosecuting health care fraud and abuse a priority. Although we believe that our compliance efforts are adequate, we will continue to devote significant resources to support our compliance efforts.

Employees

As of December 31, 2010, we had approximately 4,200 employees. Our employee base is multicultural and reflects the diverse Medicaid and Medicare membership we serve. We believe we have good relations with our employees. None of our employees is represented by a union.

Executive Officers of the Registrant

J. Mario Molina, M.D., 52, has served as President and Chief Executive Officer since succeeding his father and company founder, Dr. C. David Molina, in 1996. He has also served as Chairman of the Board since 1996. Prior to that, he served as Medical Director from 1991 through 1994 and was Vice President responsible for provider contracting and relations, member services, marketing and quality assurance from 1994 to 1996. He earned an M.D. from the University of Southern California and performed his medical internship and residency at the Johns Hopkins Hospital. Dr. Molina is the brother of John C. Molina.

John C. Molina, J.D., 46, has served in the role of Chief Financial Officer since 1995. He also has served as a director since 1994. Mr. Molina has been employed by us for over 30 years in a variety of positions. Mr. Molina is a past president of the California Association of Primary Care Case Management Plans. He was recently named to the Los Angeles branch of the Federal Reserve Bank of San Francisco’s board of directors. He earned a Juris Doctorate from the University of Southern California School of Law. Mr. Molina is the brother of J. Mario Molina, M.D.

Terry P. Bayer, 60, has served as our Chief Operating Officer since November 2005. She had formerly served as our Executive Vice President, Health Plan Operations since January 2005. Ms. Bayer has 26 years of health care management experience, including staff model clinic administration, provider contracting, managed care operations, disease management, and home care. Prior to joining us, her professional experience included regional responsibility at FHP, Inc. and multi-state responsibility as Regional Vice-President at Maxicare; Partners National Health Plan, a joint venture of Aetna Life Insurance Company and Voluntary Hospital Association (VHA); and Lincoln National. She has also served as Executive Vice President of Managed Care at Matria Healthcare, President

and Chief Operating Officer of Praxis Clinical Services, and as Western Division President of AccentCare. She holds a Juris Doctorate from Stanford University, a Master’s degree in Public Health from the University of California, Berkeley, and a Bachelor’s degree in Communications from Northwestern University.

Joseph W. White, 52, has served as our Chief Accounting Officer since 2003. In his role as Chief Accounting Officer, Mr. White is responsible for oversight of the Company’s accounting, reporting, forecasting, budgeting, actuarial, procurement, treasury and facilities functions. Mr. White has 25 years of financial management experience in the health care industry. Prior to joining the Company in 2003, Mr. White worked for Maxicare Health Plans, Inc. from 1987 through 2002. Mr. White holds a Master’s degree in Business Administration and a Bachelor’s degree in Commerce from the University of Virginia. Mr. White is a Certified Public Accountant.

James W. Howatt, 64, served as our Chief Medical Officer from May 2007 to February 2011. Effective February 17, 2011, Dr. Howatt was reassigned to the position of medical director of MMS. As medical director of MMS, Dr. Howatt will serve as the clinical leader for existing and future MMS product offerings, and will direct efforts to incorporate care coordination solutions into the government health care programs served by MMS. Prior to joining Molina Healthcare in February 2006, Dr. Howatt was Western Regional Medical Director for Humana. Dr. Howatt received B.S. and M.D. degrees from the University of California, San Francisco, and also holds a Master of Business Administration degree with an emphasis in Health Management from the University of Phoenix.

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

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully read and consider the following risk factors, as well as the other information we include or incorporate by reference in this report and the information in the other reports we file with the SEC. Such risk factors should be considered not only with regard to the information contained in this annual report, but also with regard to the information and statements in the other periodic or current reports we file with the SEC, as well as our press releases, presentations to securities analysts or investors, or other communications made by or with the approval of one of our executive officers. No assurance can be given that we will actually achieve the results contemplated or disclosed in our forward-looking statements. Such statements may turn out to be wrong due to the inherent uncertainties associated with future events. Accordingly, you should not place undue reliance on our forward-looking statements, which reflect management’s analyses, judgments, beliefs, or expectations only as of the date they are made.

If any of the events described in the following risk factors actually occur, our business, results of operations, financial condition, cash flows, or prospects could be materially adversely affected. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business and operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties. Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications.

Risks Related to Our Health Plans Business

State and federal budget deficits may result in Medicaid, CHIP, or Medicare funding cuts which could reduce our revenues and profit margins.

Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid and CHIP programs. Due to high unemployment levels, Medicaid enrollment levels and Medicaid costs are continuing to increase at the same time that state budgets are suffering from unprecedented deficits. In June 2010, 50.3 million members were enrolled in the Medicaid program throughout the nation, over three million more than in June 2009. Because governmental health care programs account for such a large portion of state budgets, efforts to contain overall government spending and to achieve a balanced budget often result in significant political pressure being directed at the funding for these health care programs. For fiscal year 2011, 46 states have reported budget gaps of a total of $130 billion as of December 2010, and that gap could reach an estimated $160 billion. Resolving the budget shortfalls is now particularly difficult since program reductions and one-time strategies to plug the gaps have already been used in most states. Headed into fiscal year 2012, states do not expect revenue collections to recover to a level sufficient to avoid additional budget cuts. Because Medicaid is one of the largest expenditures in every state budget, and one of the fastest-growing, it will likely be a prime target for cost-containment efforts. All of the states in which we currently operate our health plans are currently facing significant budgetary pressures. The mandate of health reform adding millions of individuals to Medicaid and CHIP will put further pressures on state Medicaid programs.

As part of ARRA, the federal government increased the amount of funding for federal Medicaid matching by approximately $87 billion for the period between October 1, 2008 and December 31, 2010. In August 2010, the President signed a bill extending the ARRA enhanced FMAP on a phased-down basis for two additional quarters through June 30, 2011. The unemployment adjustment remained in the extension, but the law phased down the across-the-board base increase of 6.2 percentage points to 3.2 percentage points from January 1, 2011 to March 31, 2011, and to 1.2 percentage points from April 1, 2011 to June 30, 2011. Almost every state legislature had enacted its 2011 budgets prior to enactment of the extension, and with the uncertainty about whether Congress would extend the enhanced FMAP, each state was forced to make an assumption about whether the higher FMAP would continue beyond December 2010. Even with fiscal relief provided by the extension of ARRA enhanced Medicaid matching rates and the fact that economists pegged June 2009 as the official “end” of the recession, state budgets remain under considerable stress in fiscal year 2011, and without exception state policy leaders expect the fiscal stress to extend into fiscal year 2012. Unemployment remains high, and state revenues remain depressed.

Since the start of the recession, all states have implemented programmatic changes of some kind, including provider rate cuts or freezes, benefit cuts and restrictions, provider taxes and assessments, utilization controls, fraud and abuse reduction strategies and numerous administrative cuts (travel bans, hiring freezes, furloughs and layoffs) to reduce Medicaid cost growth. 20 states reduced Medicaid benefits in fiscal year 2010, more than in any year in the past decade, and 14 states planned to reduce benefits in fiscal year 2011. With the expiration of the ARRA funds on June 30, 2011, states may have no choice but to further cut or revise health care programs, optional benefits, eligibility criteria and thresholds, or health plan rates. Such actions could materially reduce the funding under one or more of our state Medicaid contracts, thereby reducing our revenues and our health plan profit margins. We expect to obtain rate increases during our fiscal year 2011 from the states of California and Ohio, and for the rates at our other health plans (with the exception of our Wisconsin health plan where we expect an 11% rate cut) to remain unchanged during the year. In the event this expectation is undermined by state budget pressures and the rates of any of our health plans are reduced, our business, financial condition, cash flows, or results of operations could be adversely affected. In addition, the timing of payments we receive may be impacted by state budget shortfalls.

Moreover, some federal deficit reduction proposals would fundamentally change the structure and financing of the Medicaid program. Recently, various proposals have been advanced to reduce annual federal deficits and to slow the increase in the national debt. A number of these proposals include both tax increases and spending reductions in discretionary programs and mandatory programs, such as Social Security, Medicare, and Medicaid. Some of the proposals relating to Medicaid would fundamentally change the structure and financing of the program, with major implications for providers and beneficiaries. One such proposal would be to convert Medicaid into a block grant, capping federal Medicaid payments to each state at a specified dollar amount, and limiting the growth in that dollar amount each year. Based on analysis of previous proposals to cap Medicaid, these dollar caps and growth limits would have to be set below the levels at which Medicaid is now expected to grow based on enrollment and health care inflation to save money. In the event the Medicaid program is fundamentally restructured, our business could be adversely affected.

The recently enacted health care reform law and the implementation of that law could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

In March 2010, President Obama signed both the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, commonly referred to together as the “ACA”. This legislation enacts comprehensive changes to the U.S. health care system, components of which will be phased in at various stages over the next eight years. Among other things, by January 1, 2014, the Medicaid program will be expanded to provide eligibility to nearly all low-income people under age 65 with income below 133 percent of the federal poverty line. As a result, millions of low-income adults without children who currently cannot qualify for coverage, as well as many low-income parents and, in some instances, children now covered through CHIP, will be made eligible for Medicaid. In total, the Congressional Budget Office estimates that Medicaid and CHIP will cover an additional 16 million people by 2019. The legislation also imposes a franchise tax or premium excise tax of $8 billion starting in 2014, with increasing annual amounts thereafter. Such assessment may not be deductible for income tax purposes.

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

In addition, there have been a number of lawsuits filed that challenge all or part of the health care reform law. On January 31, 2011, a Florida District Court ruled that the entire health care reform law is unconstitutional. Other courts have ruled in favor of the law or have only struck down certain provisions of the law. These cases are under appeal and others are in process. We cannot predict the ultimate outcome of any of the litigation. Further, various Congressional leaders have indicated a desire to revisit some or all of the health care reform law during 2011. While the U.S House of Representatives voted to repeal the whole health care reform law, the U.S. Senate voted against such a repeal, and there have separately been a number of bills introduced that would repeal or change certain provisions of the law. Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed, or modified.

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

Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care cost ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has also varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care cost ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio for 2010 of 84.5% had been one percentage point higher, or 85.5%, our earnings for 2010 would have been approximately $1.14 per diluted share rather than our actual 2010 earnings of $1.98 per diluted share, a 42% reduction in our earnings.

Factors that may affect our medical care costs include the level of utilization of health care services, unexpected patterns in the annual flu season, increases in hospital costs, an increased incidence or acuity of high dollar claims related to catastrophic illnesses or medical conditions such as hemophilia for which we do not have adequate reinsurance coverage, increased maternity costs, payment rates that are not actuarially sound, changes in state eligibility certification methodologies, relatively low levels of hospital and specialty provider competition in certain geographic areas, increases in the cost of pharmaceutical products and services, changes in health care regulations and practices, epidemics, new medical technologies, and other various external factors. Many of these factors are beyond our control and could reduce our ability to accurately predict and effectively manage the costs of providing health care services. The inability to forecast and manage our medical care costs or to establish and maintain a satisfactory medical care cost ratio, either with respect to a particular state health plan or across the consolidated entity, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

A failure to accurately estimate incurred but not reported medical care costs may negatively impact our results of operations.

Because of the time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such “incurred but not paid,” or IBNP, medical care costs, are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations, such as with respect to Medicare Advantage or aged, blind, and disabled Medicaid members, is impacted by the more limited experience we have had with those populations. Finally, with regard to the new Medicaid and CHIP members we expect to enroll in 2011 through organic growth due primarily to the recession, certain new members may be disproportionately costly due to high utilization in their first several months of Medicaid or CHIP membership as a result of their previously having been uninsured and therefore not seeking or deferring medical treatment.

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

Another flu epidemic in 2011 or other kind of epidemic in one or more of the states in which we operate a health plan could significantly increase utilization rates and medical costs.

Our results during 2009 were significantly impacted by the widespread incidence of the H1N1 flu in the states in which we operate our health plans. The recurrence in 2011 of the H1N1 flu, another variant of the flu, or the outbreak and rapid spread of any other highly contagious and potentially virulent disease, could increase the utilization rates among our members, resulting in significantly increased outpatient, inpatient, emergency room, and pharmacy costs.

If the responsive bids of our health plans for new or renewed Medicaid contracts are not successful, or if our government contracts are terminated or are not renewed, our premium revenues could be materially reduced and our operating results could be negatively impacted.

Our government contracts may be subject to periodic competitive bidding. In such process, our health plans may face competition as other plans, many with greater financial resources and greater name recognition, attempt to enter our markets through the competitive bidding process. For instance, the state contract of our Washington health plan with respect to the Healthy Options program may be subject to competitive bidding during 2011 or 2012. In the event the responsive bids of our Washington health plan or those of other health plans are not successful, we will lose our Medicaid contract in the applicable state, and our premium revenues could be materially reduced as a result. Alternatively, even if our responsive bids are successful, the bids may be based upon assumptions regarding enrollment, utilization, medical costs, or other factors which could result in the Medicaid contract being less profitable than we had expected.

In addition, all of our contracts may be terminated for cause if we breach a material provision of the contract or violate relevant laws or regulations. Our contracts with the states are also subject to cancellation by the state in the event of the unavailability of state or federal funding. In some jurisdictions, such cancellation may be immediate and in other jurisdictions a notice period is required. Further, most of our contracts are terminable without cause.

Our government contracts generally run for periods of one year to three years, and may be successively extended by amendment for additional periods if the relevant state agency so elects. Our current contracts expire on various dates over the next several years. Although our health plans have generally been successful in obtaining the renewal and/or extension of their state contracts, there can be no guarantee that any of our state government contracts will be renewed or extended. If we are unable to renew, successfully re-bid, or compete for any of our government contracts, or if any of our contracts are terminated or renewed on less favorable terms, our business, financial condition, cash flows, or results of operations could be adversely affected.

There are numerous risks associated with the expansion of our Texas health plan’s service area under the CHIP Rural Service Area Program, with our acquisition of Abri Health Plan in Wisconsin, and with our ABD expansion in California.

In September 2010, our Texas health plan began arranging health care services for approximately 64,000 low-income children and pregnant women in 174 predominantly rural counties through Texas’ CHIP Rural Service Area Program. In addition, on September 1, 2010, we acquired Abri Health Plan, a Medicaid managed care organization based in Milwaukee, Wisconsin. As of December 31, 2010, Abri Health Plan served approximately 36,000 Medicaid members. During 2011, we will begin serving additional ABD members in Texas, and we expect to begin serving additional ABD members in California. There are numerous risks associated with a health plan’s initial expansion into a new service area or the provision of medical services to a new population, including pent-up demand for medical services, elevated medical care costs, and our lack of actuarial experience in setting appropriate reserve levels. In the event the medical care costs of our Texas, Wisconsin, or California health plans are higher than anticipated, we are unable to lower the medical care ratio associated with these new populations, our reserve levels are inadequate, or our enrollment projections are overestimated, the negative results of our Texas, Wisconsin, or California health plan could adversely affect our business, financial condition, cash flows, or results of operations.

States may not adequately compensate us for the value of drug rebates that were previously earned by the Company but that are now collectible by the states.

ACA includes certain provisions that change the way drug rebates are handled for drug claims filled by Medicaid managed care plans. Retroactive to March 23, 2010, state Medicaid programs are now required to collect federal rebates on all Medicaid-covered outpatient drugs dispensed or administered to Medicaid managed care enrollees (excluding certain drugs that are already discounted), and pharmaceutical manufacturers are required to pay specified rebates directly to the state Medicaid programs for those claims. This has impacted the level of rebates received by managed care plans from the manufacturers for Medicaid managed care enrollees. Many manufacturers are in the process of or have completed renegotiating their rebate contracts with Medicaid managed care plans and pharmacy benefits managers to offset these new rebates paid directly to state Medicaid programs. As a result, the drug rebate amounts paid to managed care plans like ours will likely decline significantly in the future. There are provisions in the ACA that require rates paid to Medicaid managed care to be actuarially sound in regard to drug rebates. Although we will be pursuing rate increases with state agencies to make us whole for the rebate amounts lost, there can be no assurances that the premium increases we may receive, if any, will be adequate to offset the amount of the lost rebates. If such premium increases prove to be inadequate, our business, financial condition, cash flows, or results of operations could be adversely affected.

We derive our premium revenues from a relatively small number of state health plans.

We currently derive our premium revenues from 10 state health plans. If we were unable to continue to operate in any of those ten states, or if our current operations in any portion of the states we are in were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly, depending on an abrupt loss of membership, significant rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or an unexpected increase in utilization, general economic conditions, and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, cash flows, or results of operations.

There are performance and other risks associated with certain provisions in the state Medicaid contracts of our Florida, New Mexico, Ohio, and Texas health plans.

The state contracts of our New Mexico, Ohio, and Texas health plans contain provisions pertaining to at-risk premiums that require us to meet certain quality performance measures to earn all of our contract revenues in those states. In the event we are unsuccessful in achieving the stated performance measure, the health plan will be unable to recognize the revenue associated with that measure. Any failure of our health plan to satisfy one of these performance measure provisions could adversely affect our business, financial condition, cash flows, or results of operations.

In addition, the state contracts of our Florida, New Mexico, and Texas health plans contain provisions pertaining to medical cost floors, administrative cost and profit ceilings, and profit-sharing arrangements. These provisions are subject to interpretation and application by our health plans. In the event the applicable state government agency disagrees with our health plan’s interpretation or application of the contract provisions at issue, the health plan could be required to adjust the amount of its obligations under these provisions and/or make a payment or payments to the state. Any interpretation or application of these provisions at variance with our health plan’s interpretation or inconsistent with our revenue recognition accounting treatment could adversely affect our business, financial condition, cash flows, or results of operations.

Failure to attain profitability in any new start-up operations could negatively affect our results of operations.

Start-up costs associated with a new business can be substantial. For example, to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, have infrastructure and required systems in place, and demonstrate our ability to obtain a state contract and process claims. Often, we are also required to contribute significant capital to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties. If we were unsuccessful in obtaining the certificate of authority, winning the bid to provide services, or attracting members in sufficient numbers to cover our costs, any new business of ours would fail. We also could be required by the state to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or to recover our significant start-up costs.

Even if we are successful in establishing a profitable health plan in a new state, increasing membership, revenues, and medical costs will trigger increased mandated net worth requirements which could substantially exceed the net income generated by the health plan. Rapid growth in an existing state will also create increased net worth requirements. In such circumstances, we may not be able to fund on a timely basis or at all the increased net worth requirements with our available cash resources. The expenses associated with starting up a health plan in a new state or expanding a health plan in an existing state could have an adverse impact on our business, financial condition, cash flows, or results of operations.

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

Furthermore, a state undergoing a budget crisis may significantly delay the premiums paid to one of our health plans. During 2010, due to a prolonged budget impasse, some of the monthly premium payments made by the state of California to our California health plan were several months late. Any significant delay in the monthly payment of premiums to any of our health plans could have a material adverse affect on our business, financial condition, cash flows, or results of operations.

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

Also, many of the sellers may insist on selling assets that we do not want, such as commercial lines of business, or may insist on transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us or obtain the necessary financing for these acquisitions. Further, to the extent we complete an acquisition, we may be unable to realize the anticipated benefits from such acquisition because of operational factors or difficulty in integrating the acquisition with our existing business. This may include problems involving the integration of:

•	additional employees who are not familiar with our operations or our corporate culture,

•	new provider networks which may operate on terms different from our existing networks,

•	additional members who may decide to transfer to other health care providers or health plans,

•	disparate information, claims processing, and record-keeping systems,

•	internal controls and accounting policies, including those which require the exercise of judgment and complex estimation processes, such as estimates of claims incurred but not reported, accounting for goodwill, intangible assets, stock-based compensation, and income tax matters, and

•	new regulatory schemes, relationships, practices, and compliance requirements.

Also, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions of health plans. In the case of an acquisition of a business located in a state in which we do not already operate, we would be required to obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire a new business, we would be required to obtain regulatory approval if, as a result of the acquisition, we will operate in an area of that state in which we did not operate previously. We may be unable to obtain the necessary governmental approvals or comply with these regulatory requirements in a timely manner, if at all. For all of the above reasons, we may not be able to consummate our proposed acquisitions as announced from time to time to sustain our pattern of growth or to realize benefits from completed acquisitions.

We face periodic routine and non-routine reviews, audits, and investigations by government agencies, and these reviews and audits could have adverse findings, which could negatively impact our business.

We are subject to various routine and non-routine governmental reviews, audits, and investigations. Violation of the laws, regulations, or contract provisions governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide managed care services, the suspension or revocation of our licenses, the exclusion from participation in government sponsored health programs, or the revision and recoupment of past payments made based on audit findings. For example, from July 26 to July 30, 2010, the Center for Medicare and Medicaid Services, or CMS, conducted an on-site audit with respect to our Medicare Advantage and Prescription Drug Plan contracts in the compliance areas of prescription drug formulary administration, prescription drug coverage determinations and appeals, prescription drug grievances, enrollment and disenrollment, premium billing, and an evaluation of whether we had implemented an effective compliance program. On February 25, 2011, we received from CMS the audit and inspection report. The report provides that we will be given until April 26, 2011 to develop and implement a corrective action plan to correct the deficiencies noted in the report and to demonstrate to CMS that the underlying deficiencies have been corrected and are not likely to recur. If we are unable to correct the noted deficiencies, or become subject to material fines or other sanctions, whether as a result of this most recent CMS audit or otherwise, we might suffer a substantial reduction in profitability, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue. In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government. The final amounts we ultimately receive under government contracts may be different from the amounts we initially recognize in our financial statements.

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

We are subject to extensive fraud and abuse laws which may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our financial position, results of operations and cash flows.

Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including the federal False Claims Act, which permit agencies and enforcement authorities to institute suit against us for violations and, in some cases, to seek treble damages, penalties, and assessments. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal health care programs as a result of an investigation arising out of such action. Many states, including states where we currently operate, have enacted parallel legislation. In the event we are subject to liability under a qui tam action, our business and operating results could be adversely affected.

Federal regulations require entities subject to HIPAA to update their transaction formats for electronic data exchange from current HIPAA 4010 requirement to the new HIPAA 5010 standards, which are not only burdensome and complex, but could adversely impact administrative expense and compliance.

A federal mandate known as HIPAA 5010 will require health plans to use new standards for conducting certain operational and administrative transactions electronically beginning in January 2012. These administrative transactions include: claims, remittance, eligibility and claims status requests and responses. The HIPAA 5010 upgrade was prompted by government and industry’s shared goal of providing higher-quality, lower-cost health care and the need for a comprehensive electronic data exchange environment for the ICD-10 mandate to be implemented by October 2013. Upgrading to the new HIPAA 5010 standards should increase transaction uniformity, support pay for performance, and streamline reimbursement transactions. We, along with other health plans, face significant pressure to make sure that we have installed our software and tested it for compatibility with our business partners. Because HIPAA 5010 affects electronic transactions such as patient eligibility, claims filing, claims status, and remittance advice, we must proceed proactively to achieve full functionality of HIPAA 5010 transactions before the deadline. Otherwise we may face transaction rejections and subsequent payment delays, which could have a material adverse effect on our business, cash flows, and results of operations. As the deadline approaches, we continue to upgrade and test our claims management systems to accommodate HIPAA 5010 and prevent any operational disruptions.

Our business could be adversely impacted by adoption of the new ICD-10 standardized coding set for diagnoses.

The U.S. Department of Health and Human Services, or HHS, has released rules pursuant to HIPAA which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. By October 2013, the federal government will require that health care organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions. These new standardized code sets, known as ICD-10, will require substantial investments from health care organizations, including us. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our cash flows, financial position, or results of operations. However, these changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide, appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.

If we are unable to deliver quality care, maintain good relations with the physicians, hospitals, and other providers with whom we contract, or if we are unable to enter into cost-effective contracts with such providers, our profitability could be adversely affected.

We contract with physicians, hospitals, and other providers as a means to ensure access to health care services for our members, to manage health care costs and utilization, and to better monitor the quality of care being delivered. We compete with other health plans to contract with these providers. We believe providers select plans in which they participate based on criteria including reimbursement rates, timeliness and accuracy of claims payment, potential to deliver new patient volume and/or retain existing patients, effectiveness of resolution of calls and complaints, and other factors. We cannot be sure that we will be able to successfully attract and retain providers to maintain a competitive network in the geographic areas we serve. In addition, in any particular market, providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher health care costs, disruption to provider access for current members, a decline in our growth rate, or difficulty in meeting regulatory or accreditation requirements.

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

The insolvency of a delegated provider could obligate us to pay their referral claims, which could have an adverse effect on our business, cash flows, or results of operations.

Circumstances may arise where providers to whom we have delegated risk, due to insolvency or other circumstances, are unable to pay claims they have incurred with third parties in connection with referral services provided to our members. The inability of delegated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures may force us to pay such claims even when we have no legal obligation to do so or we have already paid claims to a delegated provider and payments cannot be recouped if the delegated provider becomes insolvent. To reduce the risk that delegated providers are unable to pay referral claims, we monitor the operational and financial performance of such providers. We also maintain contingency plans that include transferring members to other providers in response to potential network instability. In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These funds are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. However, there can be no assurances that these precautionary steps will fully protect us against the insolvency of a delegated provider. Liabilities incurred or losses suffered as a result of provider insolvency could have an adverse effect on our business, financial condition, cash flows, or results of operations.

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

States may only mandate Medicaid enrollment into managed care under federal waivers or demonstrations. Waivers and programs under demonstrations are approved for two- to five-year periods and can be renewed on an ongoing basis if the state applies and the waiver request is approved or renewed by CMS. We have no control over this renewal process. If a state does not renew its mandated program or the federal government denies the state’s application for renewal, our business would suffer as a result of a likely decrease in membership.

If state regulators do not approve payments of dividends and distributions by our subsidiaries, it may negatively affect our business strategy.

We are a corporate parent holding company and hold most of our assets at, and conduct most of our operations through, direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. Our other health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. The aggregate amounts our health plan subsidiaries could have paid us at December 31, 2010, 2009, and 2008 without approval of the regulatory authorities were approximately $18.8 million, $9.0 million, and $7.6 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments under our credit facility and/or our convertible senior notes.

Unforeseen changes in pharmaceutical regulations or market conditions may impact our revenues and adversely affect our results of operations.

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

As part of our normal operations, we collect, process, and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act. The Health Information Technology for Economic and Clinical Health Act provisions of the ARRA further expand the coverage of HIPAA by, among other things, extending the privacy and security provisions, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions, increasing penalties for violations, and requiring public disclosure of improper disclosures of health information of more than 500 individuals.

Under ARRA, civil penalties for HIPAA violations by covered entities are increased up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. In addition, imposition of these penalties is now more likely because ARRA strengthens enforcement. For example, commencing February 2010, HHS was required to conduct periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties are mandatory beginning in February 2011, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Initially monies collected will be transferred to a division of HHS for further enforcement, and within three years, a methodology will be adopted for distributing a percentage of those monies to affected individuals to fund enforcement and provide incentive for individuals to report violations. In addition, ARRA requires us to notify affected individuals, HHS, and in some cases the media when unsecured personal health information is subject to a security breach.

ARRA also contains a number of provisions that provide incentives for states to initiate certain programs related to health care and health care technology, such as electronic health records. While provisions such as these do not apply to us directly, states wishing to apply for grants under ARRA, or otherwise participating in such programs, may impose new health care technology requirements on us through our contracts with state Medicaid agencies. We are unable to predict what such requirements may entail or what their effect on our business may be.

We will continue to assess our compliance obligations as regulations under ARRA are promulgated and more guidance becomes available from HHS and other federal agencies. The new privacy and security requirements, however, may require substantial operational and systems changes, employee education and resources and there is no guarantee that we be able to implement them adequately or prior to their effective date. Given HIPAA’s complexity and the anticipated new regulations, which may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with all of the HIPAA requirements is uncertain, which may expose us to the criminal and increased civil penalties provided under ARRA and may require us to incur significant costs in order to seek to comply with its requirements.

Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, whether by us or a third party, could subject us to civil and criminal penalties and have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Risks Related to the Operation of Our Molina Medicaid Solutions Business

MMIS operational problems in Idaho or Maine could result in reduced or withheld payments, damage assessments, increased administrative costs, or even contract termination, any of which could adversely affect our business, financial condition, cash flows, or results of operations.

From and after the MMIS operational or “go live” date of June 1, 2010 after which it began pilot operations, Molina Medicaid Solutions has experienced certain problems with the MMIS in Idaho. On October 5, 2010, Molina Medicaid Solutions received from the Idaho Department of Administration a notice to cure letter with respect to its alleged non-compliance with certain provisions of the MMIS project agreements. Molina Medicaid Solutions and the Idaho Department of Health and Welfare (“DHW”) have been working together to resolve the MMIS problems, and Molina Medicaid Solutions has developed a corrective action plan with respect to the identified problems and defects. Molina Medicaid Solutions believes it has ameliorated or corrected many of the identified problems, and that it will ultimately be successful in resolving all of the MMIS issues in Idaho. However, in the event Molina Medicaid Solutions is unsuccessful in correcting all of the identified problems, the Idaho Department of Administration may: (i) reduce or withhold its payments to Molina Medicaid Solutions, (ii) require Molina Medicaid Solutions to provide services at no additional cost to Idaho, (iii) require the payment of damages, or (iv) terminate its contract with Molina Medicaid Solutions. In addition, Molina Medicaid Solutions may incur much greater administrative costs than expected in correcting the MMIS problems, or in advancing interim payments to Idaho providers. For example, the consulting and outside service costs for Idaho following its go-live operational date have not declined from the pre-operational level as had been previously expected. Finally, Idaho DHW may not accept the MMIS developed and implemented by Molina Medicaid Solutions, or CMS may not certify such MMIS.

All of such risks are also applicable to the MMIS in Maine which became operational and began pilot operations as of September 1, 2010. The realization of any of the foregoing risks could adversely affect our business, financial condition, cash flows, or results of operations.

We may be unable to retain or renew the state government contracts of the Molina Medicaid Solutions segment on terms consistent with our expectations or at all.

Molina Medicaid Solutions currently has management contracts in only six states. If we are unable to continue to operate in any of those six states, or if our current operations in any of those six states were significantly curtailed, the revenues and cash flows of Molina Medicaid Solutions could decrease materially, and as a result our profitability would be negatively impacted.

If the responsive bids to RFPs of Molina Medicaid Solutions are not successful, including its responsive bid in Louisiana during 2011, our revenues could be materially reduced and our operating results could be negatively impacted.

The government contracts of Molina Medicaid Solutions may be subject to periodic competitive bidding. In such process, Molina Medicaid Solutions may face competition as other service providers, some with much greater financial resources and greater name recognition, attempt to enter our markets through the competitive bidding process. For instance, the state MMIS contract of Louisiana is currently subject to competitive bidding. Molina Medicaid Solutions also anticipates bidding in other states which have issued RFPs for procurement of a new MMIS. In the event the responsive bid in Louisiana is not successful, we will lose our fiscal agent contract in that state, and our revenues could be materially reduced as a result. In addition, in the event our responsive bids in other states are not successful, we will be unable to grow in a manner consistent with our projections. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contract being less profitable than we had expected or had been the case prior to competitive re-bidding.

Because of the complexity and duration of the services and systems required to be delivered under the government contracts of Molina Medicaid Solutions, there are substantial risks associated with full performance under the contracts.

The state contracts of Molina Medicaid Solutions typically require significant investment in the early stages that is expected to be recovered through billings over the life of the contracts. These contracts involve the construction of new computer systems and communications networks and the development and deployment of complex technologies. Substantial performance risk exists under each contract. Some or all elements of service delivery under these contracts are dependent upon successful completion of the design, development, construction, and implementation phases. Any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our overall business, financial condition, cash flows, or results of operations.

If we fail to comply with our state government contracts or government contracting regulations, our business may be adversely affected.

Molina Medicaid Solutions’ contracts with state government customers may include unique and specialized performance requirements. In particular, contracts with state government customers are subject to various procurement regulations, contract provisions, and other requirements relating to their formation, administration, and performance. Any failure to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of the contracts, forfeiture of profits, suspension of payments, imposition of fines, and suspension from future government contracting. Further, any negative publicity related to our state government contracts or any proceedings surrounding them may damage our business by affecting our ability to compete for new contracts. The termination of a state government contract, our suspension from government work, or any negative impact on our ability to compete for new contracts, could have an adverse effect on our business, financial condition, cash flows, or results of operations.

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

Molina Medicaid Solutions routinely processes, stores, and transmits large amounts of data for our clients, including sensitive and personally identifiable information. Breaches of our security measures could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us and damage to our brand and reputation. Accordingly, we could lose existing or potential government customers for outsourcing services or other information technology solutions or incur significant expenses in connection with our customers’ system failures or any actual or perceived security vulnerabilities in our products. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

In the course of providing services to customers, Molina Medicaid Solutions may inadvertently infringe on the intellectual property rights of others and be exposed to claims for damages.

The solutions we provide to our state government customers may inadvertently infringe on the intellectual property rights of third parties resulting in claims for damages against us. The expense and time of defending against these claims may have a material and adverse impact on our profitability. Additionally, the publicity we may receive as a result of infringing intellectual property rights may damage our reputation and adversely impact our ability to develop new MMIS business.

Inherent in the government contracting process are various risks which may materially and adversely affect our business and profitability.

We are subject to the risks inherent in the government contracting process. These risks include government audits of billable contract costs and reimbursable expenses and compliance with government reporting requirements. In the event we are found to be out of compliance with government contracting requirements, our reputation may be adversely impacted and our relationship with the government agencies we work with may be damaged, resulting in a material and adverse effect on our profitability.

Our performance on contracts, including those on which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments.

In some instances, our contracts require that we partner with other parties including software and hardware vendors to provide the complex solutions required by our state government customers. Our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners’ ability to meet our customers’ delivery schedules. If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected, which may have a material and adverse impact on our revenue and profitability.

Risks Related to our General Business Operations

Restrictions and covenants in our credit facility may limit our ability to make certain acquisitions or reduce our liquidity and capital resources.

We have a $150 million senior secured credit facility that imposes numerous restrictions and covenants, including prescribed consolidated leverage and fixed charge coverage ratios, net worth requirements, and acquisition limitations that restrict our financial and operating flexibility, including our ability to make certain acquisitions above specified values and declare dividends without lender approval. As a result of the restrictions and covenants imposed under our credit facility, our growth strategy may be negatively impacted by our inability to act with complete flexibility, or our inability to use our credit facility in the manner intended. In addition, our credit facility matures in May 2012. If we are in default at a time when funds under the credit facility are required to finance an acquisition, or if a proposed acquisition does not satisfy the pro forma financial requirements under our credit facility, or if we are unable to renew or refinance our credit facility prior to its maturity, we may be unable to use the credit facility in the manner intended, and our operations, liquidity, and capital resources could be materially adversely affected.

Ineffective management of our growth may negatively affect our business, financial condition, or results of operations.

Depending on acquisitions and other opportunities, we expect to continue to grow our membership and to expand into other markets. In fiscal year 2006, we had total premium revenue of $2.0 billion. In fiscal year 2010, we had total premium revenue of $4.0 billion, an increase of 100% over a five-year span. Continued rapid growth could place a significant strain on our management and on other Company resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train, and retain skilled employees, and our ability to implement and improve operational, financial, and management information systems on a timely basis. If we are unable to manage our growth effectively, our business, financial condition, cash flows, and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

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

Our corporate headquarters is located in Long Beach, California. In addition, the claims of our health plans are also processed in Long Beach. Southern California is exposed to a statistically greater risk of a major earthquake than most other parts of the United States. If a major earthquake were to strike the Los Angeles area, our corporate functions and claims processing could be significantly impaired for a substantial period of time. Although we have established a disaster recovery and business resumption plan with back-up operating sites to be deployed in the case of such a major disruptive event, there can be no assurances that the disaster recovery plan will be successful or that the business operations of all our health plans, including those that are remote from any such event, would not be substantially impacted by a major Southern California earthquake.

We face claims related to litigation which could result in substantial monetary damages.

We are subject to a variety of legal actions, including medical malpractice actions, provider disputes, employment related disputes, and breach of contract actions. In the event we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. In addition, our providers involved in medical care decisions are exposed to the risk of medical malpractice claims. Providers at our 16 primary care clinics in California and two in Washington are employees of our health plans. As a direct employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our plans are subject to liability for negligent acts, omissions, or injuries occurring at one of its clinics or caused by one of their employees. We maintain medical malpractice insurance for our clinics as we believe are reasonable in light of our experience to date. However, given the significant amount of some medical malpractice awards and settlements, this insurance may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us were unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

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

U.S. generally accepted accounting principles (“GAAP”) and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, or the adoption of new pronouncements could significantly affect our stated results of operations.

Our investments in auction rate securities are subject to risks that may cause losses and have a material adverse effect on our liquidity.

As of December 31, 2010, our investments in auction rate securities included amounts designated as available-for-sale securities amounted to $24.6 million par value (fair value of $20.4 million). As a result of the decrease in fair value of auction rate securities designated as available-for-sale, we recorded pretax unrealized losses of $0.2 million to accumulated other comprehensive loss for the fiscal year ended December 31, 2010. We deem the cumulative unrealized losses on these securities to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost. However, if we were to sell these investments before recovery of their cost, we would be required to record a charge to earnings for any accumulated losses, which would impact our earnings for the quarter in which such event occurred.

The value of our investments is influenced by varying economic and market conditions, and a decrease in value could have an adverse effect on our results of operations, liquidity, and financial condition.

Our investments consist solely of investment-grade debt securities. The unrestricted portion of this portfolio is designated as available-for-sale. Our non-current restricted investments are designated as held-to-maturity. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. For our available-for-sale investments and held-to-maturity investments, if a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is recorded as an expense.

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

The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. Over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines to be recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods which could have an adverse effect on our business, financial condition, cash flows, or results of operations.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States. Our effective tax rate could be adversely affected by changes in the mix of earnings in states with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in U.S. tax laws and regulations, and changes in our interpretations of tax laws, including pending tax law changes. In addition, we are subject to the routine examination of our income tax returns by the Internal Revenue Service and other local and state tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our estimated income tax liabilities. Adverse outcomes from tax examinations, or the accounting reversal of any tax benefits or revenue previously recognized by us, could have an adverse effect on our provision for income taxes, estimated income tax liabilities, or results of operations.

We are dependent on our executive officers and other key employees.

Our operations are highly dependent on the efforts of our executive officers. The loss of their leadership, knowledge, and experience could negatively impact our operations. Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. Our success is also dependent on our ability to hire and retain qualified management, technical, and medical personnel. We may be unsuccessful in recruiting and retaining such personnel, which could negatively impact our operations.

Risks Related to Our Common Stock

Volatility of our stock price could adversely affect stockholders.

Since our initial public offering in July 2003, the sales price of our common stock has ranged from a low of $16.12 to a high of $53.23. A number of factors will continue to influence the market price of our common stock, including:

•	state and federal budget pressures,

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts,

•	announcements relating to our business or the business of our competitors,

•	changes in government payment levels,

•	adverse publicity regarding health maintenance organizations and other managed care organizations,

•	government action regarding member eligibility,

•	changes in state mandatory programs,

•	conditions generally affecting the managed care industry or our provider networks,

•	the success of our operating or acquisition strategy,

•	the operating and stock price performance of other comparable companies in the health care industry,

•	the termination of our Medicaid or CHIP contracts with state or county agencies, or subcontracts with other Medicaid managed care organizations that contract with such state or county agencies,

•	regulatory or legislative change,

•	general economic conditions, including unemployment rates, inflation, and interest rates, and

•	the factors set forth under “Risk Factors” in this report.

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

Members of the Molina family, either directly or as trustees or beneficiaries of Molina family trusts, in the aggregate own or are entitled to receive upon certain events approximately 55% of our capital stock. Our president and chief executive officer, as well as our chief financial officer, are members of the Molina family, and they are also on our board of directors. Because of the amount of their shareholdings, Molina family members, if they were to act as a group with the trustees of their family trusts, have the ability to significantly influence all matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, and any merger, consolidation, or sale of our Company. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of share ownership in the Molina family could delay or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of the Molina family may be different from those of our company or our other stockholders, and they may vote their common stock in a manner that is contrary to the vote of our other stockholders.

Future sales of our common stock or equity-linked securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

We may issue equity securities in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 80,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2010, 30,308,616 shares of common stock and no shares of preferred or other capital stock were issued and outstanding.

It may be difficult for a third party to acquire our Company, which could inhibit stockholders from realizing a premium on their stock price.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These provisions may prohibit stockholders owning 15% or more of our outstanding voting stock from merging or combining with us. In addition, any change in control of our state health plans would require the approval of the applicable insurance regulator in each state in which we operate.

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

We have never declared or paid any cash dividends. While we have in the past and may again in the future use our available cash to repurchase our securities, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

We lease a total of 67 facilities, including our corporate headquarters at 200 Oceangate in Long Beach, California. We own a 32,000 square-foot office building in Long Beach, California, our 26,000 square-foot data center in Albuquerque, New Mexico, and one of the community clinics in Pomona, California. We believe our current facilities are adequate to meet our operational needs for the foreseeable future.

Item 3:	Legal Proceedings

The health care and business process outsourcing industries are subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Penalties associated with violations of these laws and regulations include significant fines and penalties, exclusion from participating in publicly funded programs, and the repayment of previously billed and collected revenues.

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

Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of

February 15, 2011, there were 115 holders of record of our common stock. The high and low sales prices of our common stock for specified periods are set forth below:

Date Range	High	Low

2010
First Quarter	$26.39	$20.02
Second Quarter	$31.20	$25.00
Third Quarter	$31.80	$25.28
Fourth Quarter	$28.28	$24.65
2009
First Quarter	$22.74	$16.22
Second Quarter	$25.75	$18.11
Third Quarter	$25.05	$19.36
Fourth Quarter	$23.49	$17.05

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our business, and we do not anticipate paying any cash dividends in the future.

Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Capital and Dividends Restrictions.

Unregistered Issuances of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2010)

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	513,614(1)	$30.59	3,744,530(2)

(1)	Options to purchase shares of our common stock issued under the 2000 Omnibus Stock and Incentive Plan and the 2002 Equity Incentive Plan. Further grants under the 2000 Omnibus Stock and Incentive Plan have been suspended.

(2)	Includes only shares remaining available to issue under the 2002 Equity Incentive Plan (the “2002 Incentive Plan”) and the 2002 Employee Stock Purchase Plan (the “ESPP”). The 2002 Incentive Plan initially allowed for the issuance of 1.6 million shares of common stock. Beginning January 1, 2004, shares available for issuance under the 2002 Incentive Plan automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis, unless the board of directors affirmatively acts to nullify the automatic increase. The 400,000 share increase on January 1, 2011 increased the total number of shares reserved for issuance under the 2002 Incentive Plan to 4,800,000 shares. The ESPP initially allowed for the issuance of 600,000 shares of common stock. Beginning December 31, 2003, and each year until the 2.2 million maximum aggregate number of shares reserved for issuance was reached on December 31, 2008, shares reserved for issuance under the ESPP automatically increased by 1% of total outstanding capital stock.

STOCK PERFORMANCE GRAPH

The following discussion shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a filing.

The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the five-year period from December 31, 2005 to December 31, 2010. The graph assumes an initial investment of $100 in Molina Healthcare, Inc. common stock and in each of the indices.

The peer group index consists of Amerigroup Corporation (AGP), Centene Corporation (CNC), Coventry Health Care, Inc. (CVH), Health Net, Inc. (HNT), Humana, Inc. (HUM), UnitedHealth Group Incorporated (UNH), and WellPoint, Inc. (WLP).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Molina Healthcare, Inc, The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data (other than the data under the caption “Operating Statistics”) for the five years ended December 31, 2010 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollars are in thousands, except per share data. The data under the caption “Operating Statistics” has not been audited.

	Year Ended December 31,
	2010(1)(3)	2009(2)(3)	2008(2)(3)	2007(2)(8)	2006(2)(9)

Statements of Income Data:
Revenue:
Premium revenue	$3,989,909	$3,660,207	$3,091,240	$2,462,369	$1,985,109
Service revenue(1)	89,809	—	—	—	—
Investment income	6,259	9,149	21,126	30,085	19,886

Total revenue	4,085,977	3,669,356	3,112,366	2,492,454	2,004,995
Expenses:
Medical care costs	3,370,857	3,176,236	2,621,312	2,080,083	1,678,652
Cost of service revenue(1)	78,647	—	—	—	—
General and administrative expenses(2)	345,993	276,027	249,646	205,057	168,280
Premium tax expenses(2)(3)	139,775	128,581	100,165	81,020	60,777
Depreciation and amortization	45,704	38,110	33,688	27,967	21,475

Total expenses	3,980,976	3,618,954	3,004,811	2,394,127	1,929,184

Gain on purchase of convertible senior notes	—	1,532	—	—	—

Operating income	105,001	51,934	107,555	98,327	75,811
Interest expense	(15,509)	(13,777)	(13,231)	(5,605)	(2,353)

Income before income taxes	89,492	38,157	94,324	92,722	73,458
Provision for income taxes(3)	34,522	7,289	34,726	34,996	27,731

Net income	$54,970	$30,868	$59,598	$57,726	$45,727

Net income per share:
Basic	$2.00	$1.19	$2.15	$2.04	$1.64

Diluted	$1.98	$1.19	$2.15	$2.03	$1.62

Weighted average number of common shares outstanding	27,449,000	25,843,000	27,676,000	28,275,000	27,966,000

Weighted average number of common shares and potential dilutive common shares outstanding	27,754,000	25,984,000	27,772,000	28,419,000	28,164,000

Operating Statistics:
Medical care ratio(4)	84.5%	86.8%	84.8%	84.5%	84.6%
General and administrative expense ratio(5)	8.5%	7.5%	8.0%	8.2%	8.4%
Premium tax ratio(6)	3.5%	3.5%	3.2%	3.3%	2.3%
Members(7)	1,613,000	1,455,000	1,256,000	1,149,000	1,077,000

	As of December 31,
	2010(1)	2009	2008	2007(8)	2006(9)

Balance Sheet Data:
Cash and cash equivalents	$455,886	$469,501	$387,162	$459,064	$403,650
Total assets	1,509,214	1,244,035	1,148,068	1,170,016	864,475
Long-term debt (including current maturities)	164,014	158,900	164,873	160,166	45,000
Total liabilities	790,157	701,297	616,306	655,640	444,309
Stockholders’ equity	719,057	542,738	531,762	514,376	420,166

(1)	Service revenue and cost of service revenue represent revenue and costs generated by our Molina Medicaid Solutions segment. Because we acquired this business on May 1, 2010, results for the year ended December 31, 2010 include eight months of results for this segment.

(2)	Prior to 2010, general and administrative expenses have included premium tax expenses. Beginning in 2010, we have reported premium tax expenses on a separate line in the statements of income data. Prior periods have been reclassified to conform to this presentation.

(3)	Effective January 1, 2008 through December 31, 2009, income tax expense included both the Michigan business income tax, or BIT, and Michigan modified gross receipts tax, or MGRT. Effective January 1, 2010, we have recorded the MGRT as a premium tax and not as an income tax. We will continue to record the BIT as an income tax. For the years ended December 31, 2009, and 2008, amounts for premium tax expense and income tax expense have been reclassified to conform to this presentation. The MGRT amounted to $6.2 million, $5.5 million, and $5.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

(4)	Medical care ratio represents medical care costs as a percentage of premium revenue. The medical care ratio is a key operating indicator used to measure our performance in delivering efficient and cost effective health care services. Changes in the medical care ratio from period to period result from changes in Medicaid funding by the states, our ability to effectively manage costs, and changes in accounting estimates related to incurred but not reported claims. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(5)	General and administrative expense ratio represents such expenses as a percentage of total revenue.

(6)	Premium tax ratio represents such expenses as a percentage of premium revenue.

(7)	Number of members at end of period.

(8)	The balance sheet and operating results of the Mercy CarePlus acquisition, relating to our Missouri health plan, have been included since November 1, 2007, the effective date of the acquisition.

(9)	The balance sheet and operating results of the Cape Health Plan acquisition, relating to our Michigan health plan, have been included since May 15, 2006, the effective date of the acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In prior periods, general and administrative, or G&A, expenses have included premium tax expenses. Beginning in 2010, we have reported premium tax expenses on a separate line in the accompanying consolidated statements of income. Prior periods have been reclassified to conform to this presentation.

Overview

Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. Our business comprises our Health Plans segment, consisting of licensed health maintenance organizations serving Medicaid populations in ten states, and our Molina Medicaid Solutions segment, which provides design, development, implementation, and business processing solutions to Medicaid agencies in an additional five states. Our direct delivery business currently consists of 16 primary care community clinics in California and two primary care community clinics in Washington, and we also manage three county-owned primary care clinics under a contract with Fairfax County, Virginia.

Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. These health plans served approximately 1.6 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals as of December 31, 2010. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Effective January 1, 2010, we terminated operations at our small Medicare health plan in Nevada.

On May 1, 2010, we acquired a health information management business which we now operate under the name, Molina Medicaid SolutionsSM. Our Molina Medicaid Solutions segment provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS. MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. Molina Medicaid Solutions currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program. We paid $131.3 million to acquire Molina Medicaid Solutions. The acquisition was funded with available cash of $26 million and $105 million drawn under our credit facility.

With the addition of Molina Medicaid Solutions, we have added a segment to our internal financial reporting structure in 2010. We now report our financial performance based on the following two reportable segments: (i) Health Plans; and (ii) Molina Medicaid Solutions.

Fiscal Year 2010 Overview and Highlights

During 2010, we experienced diversified revenue growth thanks to increased enrollment in our health plans, our successful entry into the Medicaid health information management business, and an acquisition that established us in a new state. Meanwhile, stronger medical management and disciplined cost control helped us realize improvements in our health plan medical margins. Many of these factors contributed to our Company’s strong financial performance in 2010. For the year, our net income rose to $55.0 million, or $1.98 per diluted share, an increase of 78% over 2009. We earned premium revenues of $4.0 billion, up 9% over the previous year. Meanwhile, during a year when costs continued to rise for the health care industry, we achieved a medical care ratio of 84.5%, compared with a medical care ratio of 86.8% for fiscal year 2009.

During 2010, we continued to pursue the expansion of our Medicaid health plan business. In September 2010, we completed the $15.5 million acquisition of Abri Health Plan of Milwaukee, which served approximately 36,000 Medicaid beneficiaries as of December 31, 2010. We also expanded our growing presence in Texas, where we were already serving patients in the Houston, San Antonio, and Laredo service areas. In May 2010, we were awarded a contract to serve Medicaid managed care patients in the seven-county Dallas service area starting in February 2011. In September 2010, we won an additional contract to administer the CHIP program (including the CHIP Perinatal program) in 174 predominately rural counties across the state. As of December 31, 2010, we served approximately 63,000 children and pregnant women under this contract. The new contracts not only provide increased scale for leveraging our resources in Texas, they make Molina an increasingly important player in a state where the potential revenue opportunity will grow as new Medicaid beneficiaries qualify for coverage under health care reform.

In addition, during 2010 we expanded our operation of community-based primary care clinics — the business field in which Molina began over 30 years ago — so that we can serve the needs of our patients while also serving the states that pay for their health care.

Finally, on May 1, 2010, we acquired Molina Medicaid Solutions, an acquisition which has complemented our core business model of serving government programs, expanded our service offerings diversified our revenue base, and expanded our level of participation in the Medicaid program.

2010 Financial Performance Summary

The following table briefly summarizes our financial performance for the years ended December 31, 2010, 2009, and 2008. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio and the premium tax ratio are computed as a percentage of premium revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Year Ended December 31,
	2010	2009	2008
	(Dollar amounts in thousands, except per-share data)

Earnings per diluted share	$1.98	$1.19	$2.15
Premium revenue	$3,989,909	$3,660,207	$3,091,240
Service revenue	$89,809	$—	$—
Operating income	$105,001	$51,934	$107,555
Net income	$54,970	$30,868	$59,598
Total ending membership	1,613,000	1,455,000	1,256,000
Premium revenue	97.6%	99.8%	99.3%
Service revenue	2.2	—	—
Investment income	0.2	0.2	0.7

Total revenue	100.0%	100.0%	100.0%

Medical care ratio	84.5%	86.8%	84.8%
General and administrative expense ratio	8.5%	7.5%	8.0%
Premium tax ratio	3.5%	3.5%	3.2%
Operating income	2.6%	1.4%	3.5%
Net income	1.3%	0.8%	1.9%
Effective tax rate	38.6%	19.1%	36.8%

Health Plans Segment

Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. The majority of medical costs associated with premium revenues are risk-based costs — while the health plans receive fixed per-member per-month, or PMPM, premium payments from the states, the health plans are at risk for the costs of their members’ health care. Our Health Plans segment operates in a highly regulated environment with stringent capitalization requirements. These capitalization requirements, among other things, limit the health plans’ ability to pay dividends to us without regulatory approval.

As of December 31, 2010, our health plans were located in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. Additionally, we operate three county-owned primary care clinics in Virginia.

Molina Medicaid Solutions Segment

Our Molina Medicaid Solutions segment provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS. Among the principle differences between the Molina Medicaid Solutions segment and the Health Plans segment are:

•	The Molina Medicaid Solutions segment, unlike the Health Plans segment, does not assume risk for medical costs. We believe that over time the Molina Medicaid Solutions segment will experience less volatility in profits than the Health Plans segment because the costs incurred for the provision of business process outsourcing services are less volatile than those incurred for the provision of medical care.

•	Revenue earned by the Molina Medicaid Solutions segment will be much less than that earned by the Health Plans segment. The revenue earned by our Health Plans segment is intended to include the cost of the medical care actually provided to our health plan membership. Such costs typically amount to approximately 85% of the revenue of the health plans segment. The revenue received by the Molina Medicaid Solutions segment is intended only to pay for certain administrative costs (plus profit) of the Medicaid program — not the actual cost of services provided to Medicaid members.

•	In general, we expect the operating profit margin percentage generated by the Molina Medicaid Solutions segment to be higher than the operating profit margin percentage generated by the Health Plans segment. While total profit is likely to be lower for the Molina Medicaid Solutions segment than for the Health Plans segment, the percentage of revenue that we retain as profit is likely to be higher for the Molina Medicaid Solutions segment.

•	The capital requirements of the Molina Medicaid Solutions segment are — except in the case of new contract start-ups — considerably less than those of our Health Plans segment.

•	Regulatory approval is not required for the Molina Medicaid Solutions segment to pay dividends to us.

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

Composition of Revenue and Membership

Health Plans Segment

Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the year ended December 31, 2010, we received approximately 94% of our premium revenue as a fixed PMPM amount, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services, or CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

For the year ended December 31, 2010, we received approximately 6% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.

The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for CHIP members are generally among our lowest, with rates as low as approximately $75 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the TANF Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $100 in California to $230 in Missouri. Among our Medicaid ABD membership, PMPM premiums range from approximately $320 in Utah to $1,000 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare premiums are almost $1,100 PMPM, with Medicare revenue totaling $265.2 million, $135.9 million, and $95.1 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	As of December 31,
	2010	2009	2008

Total Ending Membership by Health Plan:
California	344,000	351,000	322,000
Florida	61,000	50,000	—
Michigan	227,000	223,000	206,000
Missouri	81,000	78,000	77,000
New Mexico	91,000	94,000	84,000
Ohio	245,000	216,000	176,000
Texas	94,000	40,000	31,000
Utah	79,000	69,000	61,000
Washington	355,000	334,000	299,000
Wisconsin(1)	36,000	—	—

Total	1,613,000	1,455,000	1,256,000

Total Ending Membership by State for our Medicare Advantage Plans(1):
California	4,900	2,100	1,500
Florida	500	—	—
Michigan	6,300	3,300	1,700
New Mexico	600	400	300
Texas	700	500	400
Utah	8,900	4,000	2,400
Washington	2,600	1,300	1,000

Total	24,500	11,600	7,300

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	13,900	13,900	12,700
Florida	10,000	8,800	—
Michigan	31,700	32,200	30,300
New Mexico	5,700	5,700	6,300
Ohio	28,200	22,600	19,000
Texas	19,000	17,600	16,200
Utah	8,000	7,500	7,300
Washington	4,000	3,200	3,000
Wisconsin(1)	1,700	—	—

Total	122,200	111,500	94,800

(1)	We acquired the Wisconsin health plan on September 1, 2010. As of December 31, 2010, the Wisconsin health plan had approximately 3,000 Medicare Advantage members covered under a reinsurance contract with a third party; these members are not included in the membership tables herein.

Molina Medicaid Solutions Segment

Our Molina Medicaid Solutions segment provides technology solutions to state Medicaid programs that include system design, development, implementation, and technology outsourcing services. In addition, this segment offers business process outsourcing services such as claims processing, provider enrollment, pharmacy drug rebate services, recipient eligibility management, and pre-authorization services to state Medicaid agencies.

Molina Medicaid Solutions has contracts with five states to design, develop, implement, maintain, and operate Medicaid Management Information Systems (MMIS). These contracts extend over a number of years, and cover the life of the MMIS from inception through at least the first five years of its operation. The contracts are subject to extension by the exercise of an option, and also by renewal of the base contract. The contracts have a life cycle beginning with the design, development, and implementation of the MMIS and continuing through the operation of the system. Payment during the design, development, and implementation phase of the contract, or the DDI phase, is generally based upon the attainment of specific milestones in systems development as agreed upon ahead of time by the parties. Payment during the operations phase typically takes the form of either a flat monthly fee or payment for specific measures of capacity or activity, such as the number of claims processed, or the number of Medicaid beneficiaries served by the MMIS. Contracts may also call for the adjustment of amounts paid if certain activity measures exceed or fall below certain thresholds. In some circumstances, revenue recognition may be delayed for long periods while we await formal customer acceptance of our products and/or services. In those circumstances, recognition of a portion of our costs may also be deferred.

Under our contracts in Louisiana, New Jersey, and West Virginia, we provide primarily business process outsourcing and technology outsourcing services, because the development of the MMIS solution has been completed. Under these contracts, we recognize outsourcing service revenue on a straight-line basis over the remaining term of the contract. In Maine, we completed the DDI phase of our contract effective September 1, 2010. In Idaho, we expect to complete the DDI phase of our contract during 2011. We began revenue and cost recognition for our Maine contract in September 2010, and expect to begin revenue and cost recognition for our Idaho contract in 2011.

Additionally, Molina Medicaid Solutions provides pharmacy rebate administration services under a contract with the state of Florida.

Composition of Expenses

Health Plans Segment

Operating expenses for the Health Plans segment include expenses related to the provision of medical care services, G&A expenses, and premium tax expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate medical costs incurred. Expenses related to medical care services are captured in the following four categories:

•	Fee-for-service — Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with the providers. We pay hospitals on a fee-for-service basis in a variety of ways, including by per diem amounts, by diagnostic-related groups, or DRGs, as a percentage of billed charges, and by case rates. We also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract; under certain circumstances, we pay escalated charges in connection with these stop-loss agreements. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation — Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation contracts, we typically pay a fixed PMPM payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy — Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit manager are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other — Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance costs, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2010, 2009 and 2008, medically related administrative costs were approximately $85.5 million, $74.6 million and $75.9 million, respectively.

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.

Molina Medicaid Solutions Segment

Cost of service revenue consists primarily of the costs incurred to provide business process outsourcing and technology outsourcing services under our contracts in Louisiana, Maine, New Jersey, West Virginia and Florida, as well as certain selling, general and administrative expenses. Additionally, certain indirect costs incurred under our contracts in Maine (prior to exiting the DDI phase of that contract in September, 2010) and Idaho are also expensed to cost of services.

In some circumstances we may defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with a contract if revenue recognition is also deferred. Such deferred contract costs are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period. We began to recognize deferred costs for our Maine contract in September 2010, at the same time we began to recognize revenue associated with that contract. In Idaho, we expect to begin recognition of deferred contact costs during 2011, in a manner consistent with our anticipated recognition of revenue.

Results of Operations

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Health Plans Segment

Premium Revenue

Premium revenue grew 9.0% in the year ended December 31, 2010, compared with the year ended December 31, 2009, due to a membership increase of 10.9%. On a PMPM basis, however, consolidated premium revenue decreased 2.1% because of declines in premium rates. The decrease in PMPM revenue was due to the transfer of the pharmacy benefit to the state fee-for-service programs in Ohio (effective February 1, 2010) and Missouri (effective October 1, 2009). Exclusive of the transfer of the pharmacy benefit in Ohio and Missouri, Medicaid premium revenue PMPM increased approximately 1.5% over the year ended December 31, 2009. Medicare enrollment exceeded 24,000 members at December 31, 2010, and Medicare premium revenue was $265.2 million for the year ended December 31, 2010, compared with $135.9 million for the year ended December 31, 2009.

Medical Care Costs

The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Year Ended December 31,
	2010			2009
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total

Fee-for-service	$2,360,858	$128.73	70.0%	$2,077,489	$126.14	65.4%
Capitation	555,487	30.29	16.5	558,538	33.91	17.6
Pharmacy	325,935	17.77	9.7	414,785	25.18	13.1
Other	128,577	7.01	3.8	125,424	7.62	3.9

Total	$3,370,857	$183.80	100.0%	$3,176,236	$192.85	100.0%

The medical care ratio decreased to 84.5% for the year ended December 31, 2010, compared with 86.8% for the year ended December 31, 2009.

The medical care ratio of the California health plan decreased to 83.5% for the year ended December 31, 2010, compared with 92.2% for the year ended December 31, 2009, primarily due to lower inpatient facility fee-for-service costs resulting from provider network restructuring and improved medical management.

The medical care ratio of the Florida health plan increased to 95.4% for the year ended December 31, 2010, from 93.8% for the year ended December 31, 2009, primarily due to higher capitation costs and higher fee-for-service costs in the outpatient and physician categories.

The medical care ratio of the Michigan health plan increased to 83.7% for the year ended December 31, 2010, from 81.5% for the year ended December 31, 2009, primarily due to higher inpatient facility fee-for-service costs.

The medical care ratio of the New Mexico health plan decreased to 80.6% for the year ended December 31, 2010, from 85.7% for the year ended December 31, 2009, primarily due to reduced fee-for-service costs which more than offset decreased premium revenue PMPM.

The medical care ratio of the Ohio health plan decreased to 79.1% for the year ended December 31, 2010, from 86.1% for the year ended December 31, 2009, primarily due to an increase in Medicaid premium PMPM of approximately 6% effective January 1, 2010 (exclusive of the reduction related to pharmacy benefits), partially offset by higher inpatient facility fee-for-service costs.

The medical care ratio of the Utah health plan decreased to 91.3% for the year ended December 31, 2010, from 91.8% for the year ended December 31, 2009, due to improved financial performance in the second half of 2010. That improved financial performance was the result of reduced fee-for-service costs in the second half of 2010 and an increase in Medicaid premium PMPM of approximately 7% effective July 1, 2010.

The medical care ratio of the Washington health plan decreased to 83.9% for the year ended December 31, 2010 from 84.5% for the year ended December 31, 2009, primarily due to reduced fee-for-service costs which more than offset decreased premium revenue PMPM. Premium revenue PMPM decreased for all of 2010 compared with 2009 because the rate increase of approximately 2.5% effective July 1, 2010 was not enough to offset decreases received during the second half of 2009.

Health Plans Segment Operating Data

The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

		Year Ended December 31, 2010
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	4,197	$506,871	$120.77	$423,021	$100.79	83.5%	$6,912
Florida	664	170,683	256.87	162,839	245.07	95.4	1
Michigan	2,708	630,134	232.66	527,596	194.80	83.7	39,187
Missouri	946	210,852	222.98	180,291	190.66	85.5	—
New Mexico	1,104	366,784	332.02	295,633	267.61	80.6	9,300
Ohio	2,817	860,324	305.42	680,802	241.69	79.1	67,358
Texas	708	188,716	266.72	162,714	229.97	86.2	3,251
Utah	921	258,076	280.27	235,576	255.84	91.3	—
Washington	4,141	758,849	183.27	636,617	153.75	83.9	13,513
Wisconsin(2)	134	30,033	224.75	27,574	206.35	91.8	—
Other(3)	—	8,587	—	38,194	—	—	253

	18,340	$3,989,909	$217.56	$3,370,857	$183.80	84.5%	$139,775

		Year Ended December 31, 2009
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	4,135	$481,717	$116.49	$443,892	$107.34	92.2%	$16,446
Florida	386	102,232	264.94	95,936	248.62	93.8	16
Michigan	2,523	557,421	220.94	454,431	180.12	81.5	36,482
Missouri	927	230,222	248.25	191,585	206.59	83.2	—
New Mexico	1,042	404,026	387.67	346,044	332.03	85.7	11,043
Ohio	2,411	803,521	333.33	691,402	286.82	86.1	47,849
Texas	402	134,860	335.69	110,794	275.78	82.2	2,513
Utah	793	207,297	261.43	190,319	240.02	91.8	—
Washington	3,847	726,137	188.77	613,876	159.58	84.5	14,175
Wisconsin(2)	—	—	—	—	—	—	—
Other(3),(4)	—	12,774	—	37,957	—	—	57

	16,466	$3,660,207	$222.24	$3,176,236	$192.85	86.8%	$128,581

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	We acquired the Wisconsin health plan on September 1, 2010.

(3)	“Other” medical care costs also include medically related administrative costs at the parent company.

(4)	As of December 31, 2009, our Nevada health plan no longer served members. Premium revenue and medical care costs for the Nevada health plan have been included in “Other.”

Days in Medical Claims and Benefits Payable

Beginning January 1, 2010, and for all prior periods presented, we are reporting days in medical claims and benefits payable relating to fee-for-service medical claims only. This computation includes only fee-for-service medical care costs and related liabilities, and therefore calculates the extent of reserves for those liabilities that are most subject to estimation.

The days in medical claims and benefits payable amount previously reported included all medical care costs (fee-for-service, capitation, pharmacy, and administrative), and all medical claims liabilities, including those liabilities that are typically paid concurrently, or shortly after the costs are incurred, such as capitation costs and pharmacy costs. Medical claims liabilities in this calculation do not include accrued costs — such as salaries — associated with the administrative portion of medical costs. By including only fee-for-service medical costs and liabilities in this computation, our days in claims payable metric is more indicative of the size of our reserves for liabilities subject to a substantial degree of estimation. The days in medical claims and benefits payable, excluding our Wisconsin health plan which was acquired September 1, 2010, were as follows:

	December 31,
	2010	2009	2008

Days in claims payable — fee-for-service only	42 days	44 days	51 days
Number of claims in inventory at end of period	143,600	93,100	87,300
Billed charges of claims in inventory at end of period (in thousands)	$218,900	$131,400	$115,400

Molina Medicaid Solutions Segment

Molina Medicaid Solutions contributed $2.6 million to operating income for the year ended December 31, 2010, but reported an operating loss of $3.6 million for the quarter ended December 31, 2010. The operating loss for the fourth quarter of 2010 was primarily the result of system stabilization costs incurred for two of Molina Medicaid Solutions’ contracts.

Performance of the Molina Medicaid Solutions segment for the year ended December 31, 2010 was as follows:

(In thousands)

Service revenue before amortization	$98,125
Less: amortization of contract backlog recorded as contra-service revenue	(8,316)

Service revenue	89,809
Cost of service revenue	78,647
General and administrative costs	5,135
Amortization of customer relationship intangibles recorded as amortization	3,418

Operating income	$2,609

Consolidated Expenses

General and Administrative Expenses

General and administrative, or G&A, expenses, were $346.0 million, or 8.5% of total revenue, for the year ended December 31, 2010 compared with $276.0 million, or 7.5% of total revenue, for the year ended December 31, 2009. The increase in the G&A ratio was the result of higher administrative expenses for the Health Plans segment, driven in part by the cost of our Medicare expansion, higher variable compensation expense as a result of substantially improved financial performance in 2010, employee severance and settlement costs, and costs relating to the acquisitions of Molina Medicaid Solutions and the Wisconsin health plan.

	Year Ended December 31,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(In thousands)

Medicare-related administrative costs	$30,254	0.7%	$18,564	0.5%
Non Medicare-related administrative costs:
Health Plans segment administrative payroll, including employee incentive compensation	239,146	5.9	204,432	5.6
Molina Medicaid Solutions segment administrative expenses	5,135	0.1	—	—
Employee severance and settlement costs	5,548	0.1	1,257	—
Molina Medicaid Solutions and Wisconsin plan acquisition costs	2,957	0.1	—	—
All other Health Plans segment administrative expense	62,953	1.6	51,774	1.4

	$345,993	8.5%	$276,027	7.5%

Premium Tax Expense

Premium tax expense relating to Health Plans segment premium revenue was 3.5% of revenue for both years ended December 31, 2010, and 2009.

Depreciation and Amortization

Depreciation and amortization related to our Health Plans segment is all recorded in “Depreciation and Amortization” in the consolidated statements of income. Depreciation and amortization related to our Molina Medicaid Solutions segment is recorded within three different captions in the consolidated statements of income as follows:

•	Amortization of purchased intangibles relating to customer relationships is reported as amortization in “Depreciation and Amortization;”

•	Amortization of purchased intangibles relating to contract backlog is recorded as a reduction of service revenue; and

•	Depreciation is recorded as cost of service revenue.

The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of revenue, or as cost of service revenue, and reconciles that amount to the consolidated statements of cash flows.

	Year Ended December 31,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(In thousands)

Depreciation	$27,230	0.7%	$25,172	0.7%
Amortization of intangible assets	18,474	0.4	12,938	0.3

Depreciation and amortization reported in the consolidated statements of income	45,704	1.1	38,110	1.0
Amortization recorded as reduction of service revenue	8,316	0.2	—	—
Depreciation recorded as cost of service revenue	6,745	0.2	—	—

Depreciation and amortization reported in the consolidated statements of cash flows	$60,765	1.5%	$38,110	1.0%

Interest Expense

Interest expense increased to $15.5 million for the year ended December 31, 2010, from $13.8 million for the year ended December 31, 2009. We incurred higher interest expense relating to the $105 million draw on our credit facility (beginning May 1, 2010) to fund the acquisition of Molina Medicaid Solutions. Amounts borrowed to fund this acquisition were repaid in the third quarter using proceeds from our equity offering in the third quarter of 2010. Interest expense includes non-cash interest expense relating to our convertible senior notes, which totaled $5.1 million and $4.8 million for the years ended December 31, 2010, and 2009, respectively.

Income Taxes

Income tax expense was recorded at an effective rate of 38.6% for the year ended December 31, 2010 compared with 19.1% for the year ended December 31, 2009. The lower rate in 2009 was primarily due to discrete tax benefits recorded in 2009 as a result of settling tax examinations, and higher than previously estimated tax credits.

For the year ended December 31, 2009, amounts for premium tax expense and income tax expense have been reclassified to conform to the 2010 presentation of MGRT as a premium tax. The MGRT amounted to $6.2 million and $5.5 million for the years ended December 31, 2010, and 2009, respectively. There was no impact to net income for either period presented relating to this change.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Health Plans Segment

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

We received PMPM premium reductions in 2009 that were in many cases correlated with reductions in the Medicaid fee schedule that also reduced our medical costs. However, PMPM premium reductions in Washington and Missouri in 2009 were not fully commensurate with changes in the Medicaid fee schedule in those states, and thus decreases in premiums were not matched by lower medical costs. In Washington, premium reductions not linked to decreases in the Medicaid fee schedule lowered our medical margin by approximately $13 million in 2009. In Missouri, the transfer of the pharmacy benefit to the state fee-for-service program effective October 1, 2009 reduced our medical margin by approximately $1.2 million in 2009.

Medical care costs

The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Year Ended December 31,
	2009			2008
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total

Fee-for-service	$2,077,489	$126.14	65.4%	$1,709,806	$116.69	65.2%
Capitation	558,538	33.91	17.6	450,440	30.74	17.2
Pharmacy	414,785	25.18	13.1	356,184	24.31	13.6
Other	125,424	7.62	3.9	104,882	7.16	4.0

Total	$3,176,236	$192.85	100.0%	$2,621,312	$178.90	100.0%

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

Pharmacy costs (including the benefit of rebates) increased 6% on a PMPM basis year-over-year, excluding the Missouri health plan, where the pharmacy benefit was transferred to the sate fee-for-service program effective October 1, 2009. Pharmacy utilization increased approximately 6% year-over-year, while unit costs (excluding rebates) were flat.

Capitated costs increased approximately 10% PMPM year-over-year, primarily as a result of rate increases received for members capitated on a percentage of premium basis at the New Mexico health plan, and the transition of members into capitated arrangements in California.

Health Plans Segment Operating Data

The following table summarizes premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

		Year Ended December 31, 2009
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	4,135	$481,717	$116.49	$443,892	$107.34	92.2%	$16,446
Florida(2)	386	102,232	264.94	95,936	248.62	93.8	16
Michigan	2,523	557,421	220.94	454,431	180.12	81.5	36,482
Missouri	927	230,222	248.25	191,585	206.59	83.2	—
New Mexico	1,042	404,026	387.67	346,044	332.03	85.7	11,043
Ohio	2,411	803,521	333.33	691,402	286.82	86.1	47,849
Texas	402	134,860	335.69	110,794	275.78	82.2	2,513
Utah	793	207,297	261.43	190,319	240.02	91.8	—
Washington	3,847	726,137	188.77	613,876	159.58	84.5	14,175
Other(3),(4)	—	12,774	—	37,957	—	—	57

	16,466	$3,660,207	$222.24	$3,176,236	$192.85	86.8%	$128,581

		Year Ended December 31, 2008
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense

California	3,721	$417,027	$112.06	$363,776	$97.75	87.2%	$12,503
Florida(2)	—	—	—	—	—	—	—
Michigan	2,526	509,782	201.86	405,683	160.64	79.6	31,760
Missouri	910	225,280	247.62	184,298	202.58	81.8	—
New Mexico	970	348,576	359.45	286,004	294.92	82.1	11,713
Ohio	1,998	602,826	301.76	549,182	274.91	91.1	30,505
Texas	348	110,178	316.32	84,324	242.09	76.5	1,995
Utah	659	155,991	236.75	139,011	210.98	89.1	—
Washington	3,514	709,943	202.02	575,085	163.64	81.0	11,668
Other(3),(4)	—	11,637	—	33,949	—	—	21

	14,646	$3,091,240	$210.97	$2,621,312	$178.90	84.8%	$100,165

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	The Florida health plan began enrolling members in December 2008.

(3)	“Other” medical care costs also include medically related administrative costs at the parent company.

(4)	As of December 31, 2009, our Nevada health plan no longer served members. Premium revenue and medical care costs for the Nevada health plan have been included in “Other.”

General and administrative expenses

G&A expenses were 7.5% of revenue in the year ended December 31, 2009, compared with 8.0% for the year ended December 31, 2008. Year-over-year, premium revenue grew faster than administrative costs, causing administrative costs, as a percentage of revenue, to decrease. On a PMPM basis, G&A decreased to $16.76 in 2009, from $17.04 for the same period in 2008.

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

Depreciation and Amortization

Depreciation and amortization expense increased $4.4 million for the year ended December 31, 2009 compared with 2008, primarily due to depreciation expense associated with investments in infrastructure. The following table presents the components of depreciation and amortization:

	Year Ended December 31,
	2009		2008
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(In thousands)

Depreciation	$25,172	0.7%	$20,718	0.7%
Amortization of intangible assets	12,938	0.3	12,970	0.4

Depreciation and amortization reported in the consolidated statements of cash flows	$38,110	1.0%	$33,688	1.1%

Gain on Retirement of Convertible Senior Notes

In February 2009, we purchased and retired $13.0 million face amount of our convertible senior notes. In connection with the purchase of the notes, we recorded a pretax gain of $1.5 million in 2009. There was no comparable transaction in 2008.

Interest Expense

Interest expense was $13.8 million for the year ended December 31, 2009, a slight increase over interest expense of $13.2 million for the year ended December 31, 2008. Interest expense includes non-cash interest expense relating to our convertible senior notes, which totaled $4.8 million, and $4.7 million for the years ended December 31, 2009, and 2008, respectively.

Income Taxes

Income taxes were recorded at an effective rate of 19.1% for the year ended December 31, 2009, compared with 36.8% in the prior year. The decrease in the effective tax rate was primarily due to discrete tax benefits recognized during the year relating to settling tax examinations, and higher than previously estimated California enterprise zone tax credits.

For the years ended December 31, 2009 and 2008, amounts for premium tax expense and income tax expense have been reclassified to conform to the presentation of MGRT as a premium tax. The MGRT amounted to $5.5 million and $5.1 million for the years ended December 31, 2009, and 2008, respectively. There was no impact to net income for either period presented relating to this change.

Acquisitions

Wisconsin Health Plan.  On September 1, 2010, we acquired Abri Health Plan, a Medicaid managed care organization based in Milwaukee, Wisconsin. As of December 31, 2010, we expect the final purchase price for the acquisition to be approximately $15.5 million, subject to adjustments. As of December 31, 2010, we had paid $8.5 million of the total purchase price. In the first quarter of 2011 we will compute the final purchase price based on the plan’s membership on that date.

Molina Medicaid Solutions.  On May 1, 2010, we acquired a health information management business which we now operate under the name, Molina Medicaid SolutionsSM as described in “Overview,” above.

Florida Health Plan.  On December 31, 2009, we acquired 100% of the voting equity interests in Florida NetPASS, LLC, or NetPASS. The final purchase price totaled $29.6 million.

Liquidity and Capital Resources

We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from premium revenue and investment income. Such cash flows are our primary source of liquidity. Thus, any future decline in our premium revenue or our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of December 31, 2010, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

Investment income decreased to $6.3 million for the year ended December 31, 2010, compared with $9.1 million for year ended December 31, 2009. This decline was primarily due to lower interest rates in 2010. The annualized portfolio yields for the years ended December 31, 2010, 2009, and 2008, were 0.7%, 1.2%, and 3.0%, respectively.

Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold our restricted investments until maturity and, as a result, we would not expect to incur significantly losses due to a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.

Cash in excess of the capital needs of our regulated health plans is generally paid to our non-regulated parent company in the form of dividends, when and as permitted by applicable regulations, for general corporate use.

Cash provided by operating activities for the year ended December 31, 2010 was $161.6 million compared with $155.4 million for the year ended December 31, 2009, an increase of $6.2 million. Deferred revenue, which was a use of operating cash totaling $41.9 million in 2010, was a source of operating cash totaling $88.2 million in 2009. In 2009, the state of Ohio typically paid premiums in advance of the month the premium was earned. In 2010, the state of Ohio delayed its premium payments to mid-month for the month premium is earned. Therefore, we did not receive advance payments for the Ohio health plan’s premiums during 2010. The change in deferred revenue was offset by increases in net income, depreciation and amortization, and other current liabilities.

Cash used in investing activities increased significantly in 2010 compared with 2009, due chiefly to the acquisition of Molina Medicaid Solutions, which totaled $131.3 million.

Cash provided by financing activities increased due to funds generated by our equity offering in the third quarter of 2010, which totaled $111.1 million, net of issuance costs. Amounts borrowed under our credit facility to fund the acquisition of Molina Medicaid Solutions in the second quarter of 2010 were repaid in the third quarter using proceeds from the equity offering.

Reconciliation of Non-GAAP(1) to GAAP Financial Measures

EBITDA(2)

	Year Ended
	December 31,
	2010	2009
	(In thousands)

Operating income	$105,001	$51,934
Add back:
Depreciation and amortization reported in the consolidated statements of cash flows	60,765	38,110

EBITDA	$165,766	$90,044

(1)	GAAP stands for U.S. generally accepted accounting principles.

(2)	We calculate EBITDA consistently on a quarterly and annual basis by adding back depreciation and amortization to operating income. Operating income includes investment income. EBITDA is not prepared in conformity with GAAP because it excludes depreciation and amortization, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to the GAAP measures of net income, operating income, operating margin, or cash provided by operating activities, nor should EBITDA be considered in isolation from these GAAP measures of operating performance. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.

Capital Resources

At December 31, 2010, the parent company — Molina Healthcare, Inc. — held cash and investments of approximately $65.1 million, including $6.0 million in non-current auction rate securities, compared with $45.6 million of cash and investments at December 31, 2009.

On a consolidated basis, at December 31, 2010, we had working capital of $392.4 million compared with $321.2 million at December 31, 2009. At December 31, 2010 and December 31, 2009, cash and cash equivalents were $455.9 million and $469.5 million, respectively. At December 31, 2010, investments were $315.8 million, including $20.4 million in non-current auction rate securities, and at December 31, 2009, investments were $234.5 million, including $59.7 million in non-current auction rate securities.

Credit Facility

We are a party to an Amended and Restated Credit Agreement, dated as of March 9, 2005, as amended by the first amendment on October 5, 2005, the second amendment on November 6, 2006, the third amendment on May 25, 2008, the fourth amendment on April 29, 2010, and the fifth amendment on April 29, 2010, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”) for a revolving credit line of $150 million that matures in May 2012. The Credit Facility is intended to be used for general corporate purposes. We borrowed $105 million under the Credit Facility to acquire Molina Medicaid Solutions in the second quarter of 2010. During the third quarter of 2010, we repaid this amount using proceeds from our equity offering, described in Note 14 to the accompanying audited consolidated financial statements for the year ended December 31, 2010. As of December 31, 2010, and 2009, there was no outstanding principal debt balance under the Credit Facility. However, as of December 31, 2010, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the contract of MMS with the states of Maine and Idaho.

To the extent that in the future we incur any obligations under the Credit Facility, such obligations will be secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At December 31, 2010, we were in compliance with all financial covenants in the Credit Facility.

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

In August 2010, we sold 4,350,000 shares of common stock covered by this registration statement. The public offering price for this sale was $25.65 per share, net of the underwriting discount. Our proceeds from the sales totaled approximately $111.1 million, net of the issuance costs. We used the proceeds from these sales to repay the Credit Facility and for general corporate purposes. Also in August 2010, the Molina Siblings Trust, as a selling stockholder, sold 250,000 shares of outstanding common stock covered by this registration statement.

Securities Purchase Programs

Under securities purchase programs announced in 2009, we purchased and retired $13.0 million face amount of our convertible senior notes. Also during 2009, we purchased approximately 1,352,000 shares of our common stock for $28 million.

Convertible Senior Notes

In October 2007, we sold $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). During 2009, we purchased and retired $13.0 million face amount of the Notes. As of December 31, 2010, the remaining aggregate principal amount of the Notes was $187.0 million. The Notes rank equally in right of payment with our existing and future senior indebtedness.

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

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. The health plans are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our health plans. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries, after intercompany eliminations, which may not be transferable to us in the form of loans, advances, or cash dividends totaled $397.8 million at December 31, 2010, and $368.7 million at December 31, 2009.

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

At December 31, 2010, our health plans had aggregate statutory capital and surplus of approximately $416.6 million, compared to the required minimum aggregate statutory capital and surplus of approximately $278.0 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2010. We have the ability and commitment to provide additional working capital to each of our health plans when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2011.

Critical Accounting Policies

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates. Our most significant accounting policies relate to:

•	The determination of the amount of revenue to be recognized under certain contracts that place revenue at risk dependent upon the achievement of certain quality or administrative measurements, or the expenditure of certain percentages of revenue on defined expenses, or requirements that we return a certain portion of our profits to state governments;

•	The deferral of revenue and costs associated with contracts held by our Molina Medicaid Solutions segment; and

•	The determination of medical claims and benefits payable.

Revenue Recognition — Health Plans Segment

Certain components of premium revenue of our Health Plans segment are subject to accounting estimates, and are therefore subject to retroactive revision. Chief among these are:

•	Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premium revenue paid to our Florida health plan by the state of Florida may be refunded to the state if certain minimum amounts are not spent on defined behavioral health care costs. At December 31, 2010, we had not recorded any liability under the terms of this contract provision. If the state of Florida disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of this provision, including revisions to the definitions of premium revenue or behavioral health care costs, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our Florida health plan.

•	New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premium revenue paid to our New Mexico health plan by the state of New Mexico may be refunded to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Our contract is for a three-year period, and the medical cost floor is based on premiums and medical care costs over the entire contract period. Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At December 31, 2010, we had recorded a liability of $5.6 million under the terms of these contract provisions. If the state of New Mexico disagrees with our interpretation of the

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

•	New Mexico Health Plan At-Risk Premium Revenue: Under our contract with the state of New Mexico, up to 1% of our New Mexico health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care and administrative measures dictated by the state. The state of New Mexico’s fiscal year ends June 30, and open contract years typically include the current state fiscal year and the immediately preceding state fiscal year (two state fiscal years in total). For the two open state fiscal years ending June 30, 2011, our New Mexico health plan has received $5.4 million in at-risk revenue as of December 31, 2010. To date, we have recognized $3.5 million of that amount as revenue, and recorded a liability of approximately $1.9 million as of December 31, 2010, for the remainder. If the state of New Mexico disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required.

•	Ohio Health Plan At-Risk Premium Revenue: Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. Effective February 1, 2010 an additional 0.25% of the Ohio health plan’s revenue became refundable if certain pharmacy specific performance measures were not met. These performance measures are generally linked to various quality-of-care measures dictated by the state. The state of Ohio’s fiscal year ends June 30, and open contract years typically include the current state fiscal year and the immediately preceding state fiscal year (two state fiscal years in total). For the two open state fiscal years ending June 30, 2011, our Ohio health plan has received $13.8 million in at-risk revenue as of December 31, 2010. To date, we have recognized $4.5 million of that amount as revenue and recorded a liability of approximately $9.3 million as of December 31, 2010, for the remainder. If the state of Ohio disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required. During the third quarter of 2010, we reversed the recognition of approximately $3.3 million of at-risk revenue previously recognized.

•	Utah Health Plan Premium Revenue: Our Utah health plan may be entitled to receive additional premium revenue from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid. In prior years, we estimated amounts we believed were recoverable under our savings sharing agreement with the state of Utah based on available information and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize from prior years may be subject to negotiation with the state. During 2007, as a result of an ongoing disagreement with the state of Utah, we wrote off the entire receivable, totaling $4.7 million. Our Utah health plan continues to assert its claim to the amounts believed to be due under the savings share agreement. When additional information is known, or resolution is reached with the state regarding the appropriate savings sharing payment amount for prior years, we will adjust the amount of savings sharing revenue recorded in our financial statements as appropriate in light of such new information or agreement. No receivables for saving sharing revenue have been established at December 31, 2010.

•	Texas Health Plan Profit Sharing: Under our contract with the state of Texas there is a profit-sharing agreement, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As of December 31, 2010, we had an aggregate liability of approximately $0.6 million accrued pursuant to our profit-sharing agreement with the state of Texas for the 2010 and 2011 contract years (ending August 31 of each year). We paid $2.6 million to the state under the terms of this profit sharing agreement during the year ended December 31, 2010, for the 2009 and 2010 contract years. Because the final settlement calculations include a claims run-out period of nearly one year, the amounts recorded, based on our estimates, an adjustment to the amounts owed may be required.

•	Texas Health Plan At-Risk Premium Revenue: Under our contract with the state of Texas, up to 1% of our Texas health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality-of-care measures dictated by the state. The state of Texas’s fiscal year ends August 31, and open contract years typically include the current state fiscal year and the immediately preceding state fiscal year (two state fiscal years in total). For the two open state fiscal years ending August 31, 2011, our Texas health plan has received $2.2 million in at-risk revenue, all of which has been recognized as revenue, as of December 31, 2010. If the state of Texas disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required.

•	Medicare Premium Revenue: Based on member encounter data that we submit to CMS, our Medicare revenue is subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. That analysis is similar to the process for the adjustment of member risk scores, but is further complicated by member pharmacy cost sharing provisions attached to the Medicare pharmacy benefit that do not apply to the services measured by the member risk adjustment process. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns we have recorded a liability of approximately $1.2 million related to the potential recoupment of Medicare premium revenue at December 31, 2010. To the extent that the premium revenue ultimately received from CMS differs from recorded amounts, we will adjust reported Medicare revenue.

Deferral of Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment

The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of three elements of service. The first of these is the design, development and implementation, or DDI, of a Medicaid Management Information System, or MMIS. The second element, following completion of the DDI element, is the operation of the MMIS under a business process outsourcing, or BPO arrangement. While providing BPO services, we also provide the state with the third contracted element — training and IT support and hosting services (training and support).

Because they include these three elements of service, our Molina Medicaid Solution segment contracts are multiple-element arrangements. We have no vendor specific objective evidence, or VSOE, of fair value for any of the individual elements in these contracts, and at no point in the contract will we have VSOE for the undelivered elements in the contract. We lack VSOE of the fair value of the individual elements of our Molina Medicaid Solutions contracts for the following reasons:

•	Each contract calls for the provision of its own specific set of products and services. While all contracts support the system of record for state MMIS, the actual services and products we provide vary significantly between contracts; and

•	The nature of the MMIS installed varies significantly between our older contracts (proprietary mainframe systems) and our new contracts (commercial off-the-shelf technology solutions).

The absence of VSOE within the context of a multiple element arrangement requires us to delay recognition of any revenue for an MMIS contract until completion of the DDI phase of the contract. Although the length of the DDI phase for any MMIS contract can vary considerably, the DDI phase typically takes about two years to complete. As a general principle, revenue recognition will therefore commence at the completion of the DDI phase, and all revenue will be recognized over the period that BPO services and training and IT support services are provided. Consistent with the deferral of revenue, recognition of all direct costs (such as direct labor, hardware, and software) associated with the DDI phase of our contracts is deferred until the commencement of revenue recognition. Deferred costs are recognized on a straight-line basis over the period of revenue recognition.

Provisions specific to each contract may, however, lead us to modify this general principle. In those circumstances, the right of the state to refuse acceptance of services, as well as the related obligation to compensate us, may require us to delay recognition of all or part of our revenue until that contingency (the right of the state to refuse acceptance) has been removed. In those circumstances we defer recognition of any revenue at risk (whether DDI, BPO services or training and IT support services) until the contingency had been removed. In these circumstances we would also defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with the contract (whether DDI, BPO services or training and IT support services) on which revenue recognition is being deferred. Such deferred contract costs are recognized on a straight-line basis over the period of revenue recognition.

We began to recognize revenue (and related deferred costs) associated with our Maine contract in September 2010. In Idaho, we expect to begin recognition of deferred contact costs during 2011, in a manner consistent with our anticipated recognition of revenue. Unamortized deferred contract costs relating to the Molina Medicaid Solutions segment at December 31, 2010 were $28.4 million.

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

Medical Claims and Benefits Payable — Health Plans Segment

The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	December 31,
	2010	2009	2008
	(In thousands)

Fee-for-service claims incurred but not paid (IBNP)	$275,259	$246,508	$236,492
Capitation payable	49,598	39,995	28,111
Pharmacy	14,649	20,609	18,837
Other	14,850	8,204	9,002

	$354,356	$315,316	$292,442

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

The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $275.3 million of our total medical claims and benefits payable of $354.4 million as of December 31, 2010. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at December 31, 2010 was $268.3 million.

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

The following table reflects the change in our estimate of claims liability as of December 31, 2010 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding December 31, 2010, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in	Increase (Decrease) in
Estimated	Medical Claims and
Completion Factors	Benefits Payable

(6)%	$80,667
(4)%	53,778
(2)%	26,889
2%	(26,889)
4%	(53,778)
6%	(80,667)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of December 31, 2010 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended Per member Per Month	Medical Claims and
Cost Estimates	Benefits Payable

(6)%	$(64,958)
(4)%	(43,305)
(2)%	(21,653)
2%	21,653
4%	43,305
6%	64,958

The following per-share amounts are based on a combined federal and state statutory tax rate of 37%, and 27.8 million diluted shares outstanding for the year ended December, 2010. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at December 31, 2010, net income for the year ended December 31, 2010 would increase or decrease by approximately $8.5 million, or $0.31 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at December 31, 2010, net income for the year ended December 31, 2010 would increase or decrease by approximately $6.8 million, or $0.25 per diluted share, net of tax. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $42.4 million, or $1.53 per diluted share, and $34.1 million, or $1.23 per diluted share, respectively.

It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $8.5 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

After we have established our base IBNP reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, once again using actuarial techniques, to account for adverse developments in our claims payments which the base actuarial model is not intended to and does not account for. We refer to this additional liability as the provision for adverse claims development. The provision for adverse claims development is a component of our overall determination of the adequacy of our IBNP. It is intended to capture the potential inadequacy of our IBNP estimate as a result of our inability to adequately assess the impact of factors such as changes in the speed of claims receipt and payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations such as the aged, blind or disabled (ABD), changes to state-controlled fee schedules upon which a large proportion of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNP after considering the base actuarial model reserves and the provision for adverse claims development. We also include in our IBNP liability an estimate of the administrative costs of settling all claims incurred through the reporting date. The development of IBNP is a continuous process that we monitor and refine on a monthly basis as additional claims payment information becomes available. As additional information becomes known to us, we adjust our actuarial model accordingly to establish IBNP.

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

Assuming that base reserves have been adequately set, we believe that amounts ultimately paid out should generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. However, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range, as shown by our results for the year ended December 31, 2010, when the amounts ultimately paid out were less than the amount of the reserves we had established as of the beginning of that year by 15.7%.

As shown in greater detail in the table below, the amounts ultimately paid out on our prior period liabilities in fiscal years 2009 and 2010 were less than what we had expected when we had established our reserves. While the specific reasons for the overestimation of our liabilities were different in each of the periods presented, in general the overestimations were tied to our assessment of specific circumstances at our individual health plans which were unique to those reporting periods.

For the year ended December 31, 2010, we recognized a benefit from prior period claims development in the amount of $49.4 million (see table below). This amount represents our estimate as of December 31, 2010 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2009 exceeded the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2009 was due primarily to the following factors:

•	In New Mexico, we underestimated the degree to which cuts to the Medicaid fees schedule would reduce our liability as of December 31, 2009.

•	In California, we underestimated the extent to which various network restructuring, provider contracting and medical management initiatives had reduced our medical care costs during the second half of 2009, thereby resulting in a lower liability at December 31, 2009.

We recognized a benefit from prior period claims development in the amount of $51.6 million in the year ended December 31, 2009 (see table below). This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2008. The overestimation of claims liability at December 31, 2008 was the result of the following factors:

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

In estimating our claims liability at December 31, 2010, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•	The rapid growth of membership in our Medicare line of business between December 31, 2009 and December 31, 2010.

•	Our assumption of risk for new populations in Texas (rural CHIP members) and Wisconsin (Medicaid members) effective September 1, 2010.

•	An increase in claims inventory at our Florida, Michigan, New Mexico, Ohio and Texas health plans between September 30, 2010 and December 31, 2010.

•	A decrease in claims inventory at our Utah health plan between September 30, 2010 and December 31, 2010.

•	The transition of claims processing for our Missouri health plan from a third party service provider to our internal claims processing platform effective April 1, 2010.

•	Changes to the Medicaid fee schedule in Utah effective July 1, 2010.

•	Changes to provider reimbursement rates (primarily for outpatient facility costs) in New Mexico effective November 1, 2010.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2009 and 2010, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

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

	Year Ended December 31,
	2010	2009
	(Dollars in thousands, except
	per-member amounts)

Balances at beginning of year	$315,316	$292,442
Balance of acquired subsidiary	3,228	—
Components of medical care costs related to:
Current year	3,420,235	3,227,794
Prior years	(49,378)	(51,558)

Total medical care costs	3,370,857	3,176,236

Payments for medical care costs related to:
Current year	3,085,388	2,920,015
Prior years	249,657	233,347

Total paid	3,335,045	3,153,362

Balances at end of year	$354,356	$315,316

Benefit from prior years as a percentage of:
Balance at beginning of year	15.7%	17.6%
Premium revenue	1.2%	1.4%
Medical care costs	1.5%	1.6%
Claims Data(1):
Days in claims payable, fee for service only	42	44
Number of members at end of period	1,613,000	1,455,000
Fee-for-service claims processing and inventory information:
Number of claims in inventory at end of period	143,600	93,100
Billed charges of claims in inventory at end of period	$218,900	$131,400
Claims in inventory per member at end of period	0.09	0.06
Billed charges of claims in inventory per member at end of period	$135.71	$90.31
Number of claims received during the period	14,554,800	12,930,100
Billed charges of claims received during the period	$11,686,100	$9,769,000

(1)	“Claims Data” does not include our Wisconsin health plan acquired September 1, 2010.

Commitments and Contingencies

We lease office space and equipment under various operating leases. As of December 31, 2010, our lease obligations for the next five years and thereafter were as follows: $28.0 million in 2011, $23.8 million in 2012, $20.3 million in 2013, $17.4 million in 2014, $13.7 million in 2015, and an aggregate of $30.6 million thereafter.

We are not an obligor to or guarantor of any indebtedness of any other party. We are not a party to off-balance sheet financing arrangements except for operating leases which are disclosed in Note 18 to the accompanying audited consolidated financial statements for the year ended December 31, 2010.

Contractual Obligations

In the table below, we present our contractual obligations as of December 31, 2010. Some of the amounts we have included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	Total	2011	2012-2013	2014-2015	2016 and Beyond

Medical claims and benefits payable	$354,356	$354,356	$—	$—	$—
Principal amount of long-term debt(1)	187,000	—	—	187,000	—
Operating leases	133,806	28,004	44,143	31,037	30,622
Interest on long-term debt	26,297	7,012	14,025	5,260	—
Purchase commitments	28,557	13,401	14,828	328	—

Total contractual obligations	$730,016	$402,773	$72,996	$223,625	$30,622

(1)	Represents the principal amount due on our 3.75% Convertible Senior Notes due 2014.

As of December 31, 2010, we have recorded approximately $11.0 million of unrecognized tax benefits. The above table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. See Note 13 to the accompanying audited consolidated financial statements for the year ended December 31, 2010 for further information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Funds Prime Series — Institutional Class, and the PFM Funds Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Our investments consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years. Restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our health plan subsidiaries operate.

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

We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Los Angeles, California
March 8, 2011

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Amounts in thousands,
	except per-share data)

ASSETS
Current assets:
Cash and cash equivalents	$455,886	$469,501
Investments	295,375	174,844
Receivables	168,190	136,654
Income tax refundable	—	6,067
Deferred income taxes	15,716	8,757
Prepaid expenses and other current assets	22,772	14,383

Total current assets	957,939	810,206
Property and equipment, net	100,537	78,171
Deferred contract costs	28,444	—
Intangible assets, net	105,500	80,846
Goodwill and indefinite-lived intangible assets	212,228	133,408
Investments	20,449	59,687
Restricted investments	42,100	36,274
Receivable for ceded life and annuity contracts	24,649	25,455
Other assets	17,368	19,988

	$1,509,214	$1,244,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$354,356	$315,316
Accounts payable and accrued liabilities	137,930	71,732
Deferred revenue	60,086	101,985
Income taxes payable	13,176	—

Total current liabilities	565,548	489,033
Long-term debt	164,014	158,900
Deferred income taxes	16,235	12,506
Liability for ceded life and annuity contracts	24,649	25,455
Other long-term liabilities	19,711	15,403

Total liabilities	790,157	701,297

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 30,309 shares at December 31, 2010 and 25,607 shares at December 31, 2009	30	26
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	251,627	129,902
Accumulated other comprehensive loss	(2,192)	(1,812)
Retained earnings	469,592	414,622

Total stockholders’ equity	719,057	542,738

	$1,509,214	$1,244,035

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per-share data)

Revenue:
Premium revenue	$3,989,909	$3,660,207	$3,091,240
Service revenue	89,809	—	—
Investment income	6,259	9,149	21,126

Total revenue	4,085,977	3,669,356	3,112,366

Expenses:
Medical care costs	3,370,857	3,176,236	2,621,312
Cost of service revenue	78,647	—	—
General and administrative expenses	345,993	276,027	249,646
Premium tax expenses	139,775	128,581	100,165
Depreciation and amortization	45,704	38,110	33,688

Total expenses	3,980,976	3,618,954	3,004,811

Gain on purchase of convertible senior notes	—	1,532	—

Operating income	105,001	51,934	107,555
Interest expense	(15,509)	(13,777)	(13,231)

Income before income taxes	89,492	38,157	94,324
Provision for income taxes	34,522	7,289	34,726

Net income	$54,970	$30,868	$59,598

Net income per share:
Basic	$2.00	$1.19	$2.15

Diluted	$1.98	$1.19	$2.15

Weighted average shares outstanding:
Basic	27,449	25,843	27,676

Diluted	27,754	25,984	27,772

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated
	Common Stock		Paid-in	Other	Retained	Treasury
	Outstanding	Amount	Capital	Comprehensive Loss	Earnings	Stock	Total
	(In thousands)

Balance at January 1, 2008	28,444	$28	$210,310	$272	$324,156	$(20,390)	$514,376

Comprehensive income:
Net income	—	—	—	—	59,598	—	59,598
Other comprehensive income, net of tax:
Unrealized loss on investments	—	—	—	(7,025)	—	—	(7,025)
Other-than-temporary impairment of available-for-sale securities	—	—	—	4,443	—	—	4,443

Total comprehensive income	—	—	—	(2,582)	59,598	—	57,016
Purchase of treasury stock	—	—	—	—	—	(49,940)	(49,940)
Retirement of treasury stock	(1,943)	(1)	(49,939)	—	—	49,940	—
Stock issued in business purchase transaction	48	—	1,262	—	—	—	1,262
Stock options exercised, employee stock grants and employee stock plan purchases	176	—	9,340	—	—	—	9,340
Tax deficiency from employee stock compensation	—	—	(292)	—	—	—	(292)

Balance at December 31, 2008	26,725	27	170,681	(2,310)	383,754	(20,390)	531,762

Comprehensive income:
Net income	—	—	—	—	30,868	—	30,868
Other comprehensive income, net of tax:
Unrealized gain on investments	—	—	—	498	—	—	498

Total comprehensive income	—	—	—	498	30,868	—	31,366
Purchase of treasury stock	—	—	—	—	—	(27,712)	(27,712)
Retirement of treasury stock	(1,352)	(1)	(48,101)	—	—	48,102	—
Retirement of convertible debt	—	—	(476)	—	—	—	(476)
Employee stock grants and employee stock plan purchases	234	—	8,516	—	—	—	8,516
Tax deficiency from employee stock compensation	—	—	(718)	—	—	—	(718)

Balance at December 31, 2009	25,607	26	129,902	(1,812)	414,622	—	542,738

Comprehensive income:
Net income	—	—	—	—	54,970	—	54,970
Other comprehensive income, net of tax:
Unrealized loss on investments	—	—	—	(380)	—	—	(380)

Total comprehensive income	—	—	—	(380)	54,970	—	54,590
Common stock issued, net of issuance costs	4,350	4	111,127	—	—		111,131
Employee stock grants and employee stock plan purchases	352	—	11,271	—	—	—	11,271
Tax deficiency from employee stock compensation	—	—	(673)	—	—	—	(673)

Balance at December 31, 2010	30,309	$30	$251,627	$(2,192)	$469,592	$—	$719,057

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities:
Net income	$54,970	$30,868	$59,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,765	38,110	33,688
Unrealized (gain) loss on trading securities	(4,170)	(3,394)	399
Loss (gain) on rights agreement	3,807	3,100	(6,907)
Other-than-temporary impairment on available-for-sale securities	—	—	7,166
Deferred income taxes	(4,092)	(1)	(3,404)
Stock-based compensation	9,531	7,485	7,811
Non-cash interest on convertible senior notes	5,114	4,782	4,707
Gain on purchase of convertible senior notes	—	(1,532)	—
Amortization of deferred financing costs	1,780	1,872	1,435
Tax deficiency from employee stock compensation	(968)	(749)	(335)
Loss on disposal of property and equipment	—	—	142
Changes in operating assets and liabilities, net of effects of business combinations:
Receivables	(7,539)	(8,092)	(17,025)
Prepaid expenses and other current assets	(9,756)	383	(2,245)
Medical claims and benefits payable	34,363	22,874	(19,164)
Accounts payable and accrued liabilities	40,482	(26,467)	10,830
Deferred revenue	(41,899)	88,181	(26,300)
Income taxes	19,258	(2,049)	(9,965)

Net cash provided by operating activities	161,646	155,371	40,431

Investing activities:
Purchases of equipment	(48,538)	(35,870)	(34,690)
Purchases of investments	(302,842)	(186,764)	(263,229)
Sales and maturities of investments	225,106	204,365	246,524
Net cash paid in business combinations	(130,743)	(11,294)	(1,000)
Increase in deferred contract costs	(29,319)	—	—
(Increase) decrease in restricted investments	(5,566)	1,928	(9,183)
Change in other noncurrent assets and liabilities	2,830	(10,078)	(2,942)

Net cash used in investing activities	(289,072)	(37,713)	(64,520)

Financing activities:
Proceeds from common stock offering, net of issuance costs	111,131	—	—
Amount borrowed under credit facility	105,000	—	—
Repayment of amount borrowed under credit facility	(105,000)	—	—
Treasury stock purchases	—	(27,712)	(49,940)
Purchase of convertible senior notes	—	(9,653)	—
Credit facility fees paid	(1,671)	—	—
Proceeds from employee stock plans	4,056	2,015	2,084
Excess tax benefits from employee stock compensation	295	31	43

Net cash provided by (used in) financing activities	113,811	(35,319)	(47,813)

Net (decrease) increase in cash and cash equivalents	(13,615)	82,339	(71,902)
Cash and cash equivalents at beginning of year	469,501	387,162	459,064

Cash and cash equivalents at end of year	$455,886	$469,501	$387,162

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$18,299	$23,480	$46,088

Interest	$10,951	$8,205	$7,797

Schedule of non-cash investing and financing activities:
Retirement of treasury stock	$—	$48,102	$49,940

Details of business combinations:
Fair value of assets acquired	$(159,916)	$(34,594)	$(2,262)
Release of escrow and other deposits	—	18,000	—
Common stock issued to seller	—	—	1,262
Less payable to seller	4,723	5,300	—
Fair value of liabilities assumed	24,450	—	—

Net cash paid in business purchase transactions	$(130,743)	$(11,294)	$(1,000)

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Organization and Operations

Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program.

Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. These health plans served approximately 1.6 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals as of December 31, 2010. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Effective January 1, 2010, we terminated operations at our small Medicare health plan in Nevada.

Our Molina Medicaid Solutions, which we acquired during 2010, segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.

Consolidation and Presentation

The consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for the period subsequent to their acquisition. Our operating results for the year ended December 31, 2010, include the results of the following businesses acquired during 2010:

•	Molina Medicaid Solutions. On May 1, 2010, we acquired a health information management business which now operates under the name, Molina Medicaid SolutionsSM. See Note 4, “Business Combinations,” for more information relating to this acquisition.

•	Wisconsin Health Plan. On September 1, 2010, we acquired Abri Health Plan, a Medicaid managed care organization based in Milwaukee, Wisconsin. See Note 4, “Business Combinations,” for more information relating to this acquisition.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include:

•	The determination of revenue to be recognized by our Health Plans segment under certain contracts that place revenue at risk dependent upon the achievement of certain quality or administrative measurements, or the expenditure of certain percentages of revenue on defined expenses, or requirements that we return a certain portion of our profits to state governments;

•	The determination of medical claims and benefits payable of our Health Plans segment;

•	The determination of allowances for uncollectible accounts;

•	The valuation of certain investments;

•	Settlements under risk or savings sharing programs;

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The assessment of deferred contract costs, deferred revenue, long-lived and intangible assets, and goodwill for impairment;

•	The determination of professional and general liability claims, and reserves for potential absorption of claims unpaid by insolvent providers;

•	The determination of reserves for the outcome of litigation;

•	The determination of valuation allowances for deferred tax assets; and

•	The determination of unrecognized tax benefits.

Reclassifications

Effective January 1, 2010, we have recorded the Michigan modified gross receipts tax as a premium tax and not as an income tax. For the years ended December 31, 2009, and 2008, amounts for premium tax expense and income tax expense have been reclassified to conform to this presentation. See Note 2, “Significant Accounting Policies.”

In prior periods, general and administrative expenses have included premium tax expenses. Beginning in 2010, we have reported premium tax expenses on a separate line in the accompanying consolidated statements of income. Prior periods have been reclassified to conform to this presentation.

We have reclassified certain other prior year balance sheet amounts to conform to the 2010 presentation.

2.	Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments that are both readily convertible into known amounts of cash and have a maturity of three months or less on the date of purchase.

Investments

Our investments are principally held in debt securities, which are grouped into two separate categories for accounting and reporting purposes: available-for-sale securities, and held-to-maturity securities. Available-for-sale securities are recorded at fair value and unrealized gains and losses, if any, are recorded in stockholders’ equity as other comprehensive income, net of applicable income taxes. Held-to-maturity securities are recorded at amortized cost, which approximates fair value, and unrealized holding gains or losses are not generally recognized. Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income.

The cost of securities sold is determined using the specific-identification method, on an amortized cost basis. Fair values of securities are generally based on quoted prices in active markets.

Our investment policy requires that all of our investments have final maturities of five years or less (excluding auction rate and variable rate securities where interest rates may be periodically reset), and that the average maturity be two years or less. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. Declines in interest rates over time will reduce our investment income.

In general, our available-for-sale securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. Our auction rate securities are classified as non-current assets. For comprehensive discussions of the fair value and classification of our current and non-current investments, including auction rate securities, see Note 5, “Fair Value Measurements,” and Note 6, “Investments” and Note 10, “Restricted Investments.”

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables

Receivables consist primarily of amounts due from the various states in which we operate, and are subject to potential retroactive adjustment. Because such receivables are readily determinable and our creditors are primarily state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. See Note 7, “Receivables.” Additionally, we cede 100% of the financial responsibility for Medicare members covered by our Wisconsin health plan to third a party health reinsurer. In connection with the arrangement, as of December 31, 2010, we have recorded a receivable from the third party reinsurer of $5.0 million along with a corresponding current liability of $5.0 million.

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

As discussed below, the costs associated with certain of our Molina Medicaid Solutions segment equipment and software, which may be ultimately transferred to our clients under fixed-price contracts, are capitalized and recorded as deferred contract costs. Such costs are amortized on a straight-line basis over the shorter of the useful life or the contract period.

Deferral of Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment

The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of three elements of service. The first of these is the design, development and implementation, or DDI, of a Medicaid Management Information System, or MMIS. The second element, following completion of the DDI element, is the operation of the MMIS under a business process outsourcing, or BPO, arrangement. While providing BPO services, we also provide the state with the third contracted element — training and IT support and hosting services (training and support).

Because they include these three elements of service, our Molina Medicaid Solution segment contracts are multiple-element arrangements. We have no vendor specific objective evidence, or VSOE, of fair value for any of the individual elements in these contracts, and at no point in the contract will we have VSOE for the undelivered elements in the contract. We lack VSOE of the fair value of the individual elements of our Molina Medicaid Solutions contracts for the following reasons:

•	Each contract calls for the provision of its own specific set of products and services. While all contracts support the system of record for state MMIS, the actual services and products we provide vary significantly between contracts; and

•	The nature of the MMIS installed varies significantly between our older contracts (proprietary mainframe systems) and our new contracts (commercial off-the-shelf technology solutions).

The absence of VSOE within the context of a multiple element arrangement requires us to delay recognition of any revenue for an MMIS contract until completion of the DDI phase of the contract. As a general principle, revenue recognition will therefore commence at the completion of the DDI phase, and all revenue will be recognized over the period that BPO services and training and IT support services are provided. Consistent with the deferral of revenue, recognition of all direct costs (such as direct labor, hardware, and software) associated with the DDI phase

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our contracts is deferred until the commencement of revenue recognition. Deferred costs are recognized on a straight-line basis over the period of revenue recognition.

Provisions specific to each contract may, however, lead us to modify this general principle. In those circumstances, the right of the state to refuse acceptance of services, as well as the related obligation to compensate us, may require us to delay recognition of all or part of our revenue until that contingency (the right of the state to refuse acceptance) has been removed. In those circumstances we defer recognition of any revenue at risk (whether DDI, BPO services or training and IT support services) until the contingency had been removed. In these circumstances we would also defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with the contract (whether DDI, BPO services or training and IT support services) on which revenue recognition is being deferred. Such deferred contract costs are recognized on a straight-line basis over the period of revenue recognition.

We began to recognize revenue (and related deferred costs) associated with our Maine contract in September 2010. In Idaho, we expect to begin recognition of deferred contact costs during 2011, in a manner consistent with our anticipated recognition of revenue. Unamortized deferred contract costs relating to the Molina Medicaid Solutions segment at December 31, 2010 were $28.4 million.

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

Goodwill and indefinite-lived assets are not amortized, but are subject to impairment tests on an annual basis or more frequently if indicators of impairment exist. We use a discounted cash flow methodology to assess the fair values of our reporting units. If the carrying values of our reporting units exceed the fair values, we perform a hypothetical purchase price allocation. Impairment is measured by comparing the goodwill and indefinite-lived asset balance derived from the hypothetical purchase price allocation to the carrying value of the goodwill and indefinite-lived asset balance. Based on the results of our impairment testing, no adjustments were required for the years ended December 31, 2010, 2009 and 2008.

Identifiable intangible assets associated with Molina Medicaid Solutions are classified as either contract backlog or customer relationships.

The contract backlog intangible asset comprises all contractual cash flows anticipated to be received during the remaining contracted period for each specific contract relating to work that was performed prior to the acquisition. The contract backlog intangible has been developed on a contract-by-contract basis. The amortization of that portion of the contract backlog intangible associated with contracts for which revenue recognition has not yet commenced is deferred until revenue recognition has begun. Because each acquired contract constitutes a single revenue stream, amortization of the contract backlog intangible is recorded to contra-service revenue so that amortization is matched to any revenues associated with contract performance that occurred prior to the acquisition date. The contract backlog intangible asset is amortized on a straight-line basis for each specific contract over periods generally ranging from one to six years.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Depreciation and Amortization

Depreciation and amortization related to our Health Plans segment is all recorded in “Depreciation and Amortization” in the consolidated statements of income. Depreciation and amortization related to our Molina Medicaid Solutions segment is recorded within three different captions in the consolidated statements of income as follows:

•	Amortization of purchased intangibles relating to customer relationships is reported as amortization in “Depreciation and Amortization;”

•	Amortization of purchased intangibles relating to contract backlog is recorded as a reduction of service revenue; and

•	Depreciation is recorded as cost of service revenue.

The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of revenue, or as cost of service revenue, and reconciles that amount to the consolidated statements of cash flows.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Depreciation	$27,230	$25,172	$20,718
Amortization of intangible assets	18,474	12,938	12,970

Depreciation and amortization reported in our consolidated statements of income	45,704	38,110	33,688
Amortization recorded as reduction of service revenue	8,316	—	—
Depreciation recorded as cost of service revenue	6,745	—	—

Depreciation and amortization reported in our consolidated statements of cash flows	$60,765	$38,110	$33,688

Long-Lived Asset Impairment

Situations may arise where the carrying value of a long-lived asset may exceed the undiscounted expected cash flows associated with that asset. In such circumstances, the asset is deemed to be impaired. We review material long-lived assets for impairment when events or changes in business conditions suggest potential impairment. For example, our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these contracts will continue to be renewed. Impaired assets are written down to fair value. We have determined that no long-lived assets were impaired in the years ended December 31, 2010, 2009, and 2008.

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

Other Assets

Significant items included in other assets include deferred financing costs associated with our convertible senior notes and with our credit facility, certain investments held in connection with our employee deferred compensation program, and an investment in a vision services provider (see Note 17, “Related Party Transactions”). The deferred financing costs are being amortized on a straight-line basis over the seven-year term of the convertible senior notes and the five year term of the credit facility.

Delegated Provider Insolvency

Circumstances may arise where providers to whom we have delegated risk, due to insolvency or other circumstances, are unable to pay claims they have incurred with third parties in connection with referral services (including hospital inpatient services) provided to our members. The inability of delegated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures may force us to pay such claims even when we have no legal obligation to do so. To reduce the risk that delegated providers are unable to pay referral claims, we monitor the operational and financial performance of such providers. We also maintain contingency plans that include transferring members to other providers in response to potential network instability.

In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us. Such liabilities were not material at December 31, 2010, or December 31, 2009.

Premium Revenue

Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the year ended December 31, 2010 we received approximately 94% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies, Medicare and other managed care organizations for which we operate as a subcontractor. These

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

The following table summarizes premium revenue by health plan for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

California	$506,871	$481,717	$417,027
Florida(1)	170,683	102,232	—
Michigan	630,134	557,421	509,782
Missouri	210,852	230,222	225,280
New Mexico	366,784	404,026	348,576
Ohio	860,324	803,521	602,826
Texas	188,716	134,860	110,178
Utah	258,076	207,297	155,991
Washington	758,849	726,137	709,943
Wisconsin(2)	30,033	—	—
Other	8,587	12,774	11,637

	$3,989,909	$3,660,207	$3,091,240

(1)	The Florida health plan began enrolling members in December 2008.

(2)	We acquired the Wisconsin health plan on September 1, 2010.

For the year ended December 31, 2010, we received approximately 6% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.

Certain components of premium revenue are subject to accounting estimates, and therefore are subject to retroactive revision. The most significant of these estimates involve:

•	The recognition of premium revenue at our Florida, New Mexico, and Texas health plans, where we are subject to a number of requirements, that, among other things, require us to expend a minimum amount of revenue on certain defined medical costs, expend a maximum amount of revenue on certain defined administrative costs, and share our profits (as defined) above a certain percentage of revenue with the state;

•	The recognition of premium revenue due to the achievement of certain performance measures (generally linked to quality of care and administrative efficiency) included in our contracts with the states of New Mexico, Ohio, and Texas;

•	The recognition of premium revenue due to the achievement of certain medical cost savings (as measured against state fee-for-service costs) under our contract with the state of Utah; and

•	The amount of Medicare premium revenue that we recognize, which may be retroactively adjusted to reflect the acuity of care required by our members.

Medical Care Costs

Expenses related to medical care services are captured in the following four categories:

•	Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. Most hospitals are paid on a fee-for-service basis in a

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variety of ways, including per diem amounts, diagnostic-related groups or DRGs, percent of billed charges, and case rates. As discussed below, we also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

•	Capitation: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation contracts, we typically pay a fixed per-member per-month, or PMPM, payment to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated contracts, we remain liable for the provision of certain health care services. Certain of our capitated contracts also contain incentive programs based on service delivery, quality of care, utilization management, and other criteria. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit managers. As noted above, drugs and injectibles not paid through our pharmacy benefit managers are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•	Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2010, 2009, and 2008, medically related administrative costs were approximately $85.5 million, $74.6 million, and $75.9 million, respectively.

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands, except PMPM amounts):

	Year Ended December 31,
	2010			2009			2008
			% of			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total	Amount	PMPM	Total

Fee-for- service	$2,360,858	$128.73	70.0%	$2,077,489	$126.14	65.4%	$1,709,806	$116.69	65.2%
Capitation	555,487	30.29	16.5	558,538	33.91	17.6	450,440	30.74	17.2
Pharmacy	325,935	17.77	9.7	414,785	25.18	13.1	356,184	24.31	13.6
Other	128,577	7.01	3.8	125,424	7.62	3.9	104,882	7.16	4.0

Total	$3,370,857	$183.80	100.0%	$3,176,236	$192.85	100.0%	$2,621,312	$178.90	100.0%

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Taxes Based on Premiums

Our California, Florida, Michigan, New Mexico, Ohio, Texas and Washington health plans are assessed a tax based on premium revenue collected. We report these taxes on a gross basis, included in premium tax expense.

Premium Deficiency Reserves on Loss Contracts

We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was recorded as of December 31, 2010, or 2009.

Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. For further discussion and disclosure, see Note 13, “Income Taxes.”

Through December 31, 2009, income tax expense included both the Michigan business income tax, or BIT, and Michigan modified gross receipts tax, or MGRT. Effective January 1, 2010, we have recorded the MGRT as a premium tax and not as an income tax, and prior years have been reclassified to conform to this presentation. We will continue to record the BIT as an income tax. The MGRT amounted to $6.2 million, $5.5 million and $5.1 million for the years ended December 31, 2010, 2009, and 2008 respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Funds Prime Series — Institutional Class, and the PFM Funds Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. As of December 31, 2010, and 2009, our investments with PFM totaled $327 million and $296 million, respectively. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our health plan subsidiaries operate.

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

At December 31, 2010, we operated health plans in 10 states, primarily as a direct contractor with the states, and in Los Angeles County, California, as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. Our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

Revenue Recognition.  In late 2009, the Financial Accounting Standards Board, or FASB, issued the following new accounting guidance which is first applicable for our January 1, 2011 reporting:

•	ASU No. 2009-14, Software (ASC Topic 985) — Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC Subtopic 985-605 — Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. We do not expect the update to impact our consolidated financial position, results of operations or cash flows.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies previous requirements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or verifiable objective evidence (“VOE”) (now referred to as “TPE” or third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when more objective evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. As of December 31, 2010, we do not expect the update to impact our consolidated financial position, results of operations or cash flows; however, the future impact of the update will be dependent on future contracts and modifications to existing contracts.

Fair Value Measurements.  In January 2010, the FASB issued the following guidance which expanded the required disclosures about fair value measurements. Effective for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective beginning after December 15, 2010, we adopted this guidance in full during the interim period ended March 31, 2010.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on our present or future consolidated financial statements.

3.	Earnings per Share

The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Shares outstanding at the beginning of the year	25,607	26,725	28,444
Weighted-average number of shares:
Issued under equity offering	1,671	—	—
Purchased	—	(988)	(871)
Issued under employee stock plans	171	106	103

Denominator for basic earnings per share	27,449	25,843	27,676
Dilutive effect of employee stock options and stock grants(1)	305	141	96

Denominator for diluted earnings per share(2)	27,754	25,984	27,772

(1)	Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the years ended December 31, 2010, 2009 and 2008, there were approximately 478,000, 620,000, and 532,000 anti-dilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods presented. For the years ended December 31, 2010, 2009 and 2008, anti-dilutive weighted restricted shares were insignificant.

(2)	Potentially dilutive shares issuable pursuant to our 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the years ended December 31, 2010, 2009 and 2008.

4.	Business Combinations

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

We expect the final purchase price for the Abri acquisition to be approximately $15.5 million, subject to adjustments. As of December 31, 2010, we had paid $8.5 million of the total purchase price. We expect to finalize the amount due to the sellers based on the final membership reconciliation in the first quarter of 2011. Additionally, $2.8 million of the purchase price represents contingent consideration based on the plan’s minimum surplus requirements as of February 1, 2011, which will also be computed in the first quarter of 2011. Any adjustments to the estimated amount of contingent consideration will be recorded to operations in the first quarter of 2011. Following the final membership reconciliation, 10% of the final purchase price for the membership acquired will be deposited to an escrow account payable at the later of 12 months or the resolution of all unresolved claims. We incurred approximately $0.5 million in acquisition costs relating to this acquisition in 2010, recorded to general and administrative expenses.

In connection with this acquisition, we recorded $5.5 million in goodwill, which is not deductible for tax purposes, and $3.4 million in various definite-lived identifiable intangible assets, with a weighted average useful life of 6.4 years. Accumulated amortization totaled approximately $0.4 million as of December 31, 2010, which reflects amortization recorded since the acquisition date. We expect to record amortization relating to this acquisition in future years as follows— 2011: $0.9 million, 2012: $0.4 million, 2013: $0.3 million, 2014: $0.3 million, and 2015: $0.2 million.

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

We paid $131.3 million to acquire Molina Medicaid Solutions. The acquisition was funded with available cash of $26 million and $105 million drawn under our credit facility. In connection with the closing, both the fourth amendment and the fifth amendment to our credit facility became effective (see Note 12, “Long-Term Debt”). We incurred approximately $2.5 million in acquisition costs relating to this acquisition in 2010, recorded to general and administrative expenses. Additionally, effective on the acquisition date, we entered into a transition services

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement with Unisys Corporation. Under this agreement, Unisys is providing Molina Medicaid Solutions various systems and infrastructure support services until April 30, 2011. During 2010, we recorded approximately $4.7 million to cost of service revenue relating to this agreement.

Recording of assets acquired and liabilities assumed:  The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The following table summarizes the acquisition-date fair values of the assets acquired and liabilities assumed:

(In thousands)
Assets
Accounts receivable	$17,128
Other current assets	3,901
Equipment and other long-term assets	783
Identifiable intangible assets	48,150
Goodwill	72,367

142,329
Less: liabilities
Accounts payable and accrued liabilities	11,079

Net assets acquired	$131,250

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Results that differ from the estimates and judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

Accounts receivable:  Accounts receivable are stated at fair value, based on the gross contractual amounts receivable. We have collected substantially all of the accounts receivable as of the acquisition date.

Identifiable intangible assets:  The following table is a summary of the fair value estimates of the identifiable intangible assets and their weighted-average useful lives:

	Estimated Fair	Weighted Average
	Value	Useful Life
	(In thousands)	(Years)

Customer relationships	$24,550	5.3
Contract backlog	23,600	2.4

	$48,150

Accumulated amortization totaled approximately $11.7 million as of December 31, 2010, which reflects total amortization recorded since the acquisition date. For identifiable intangible assets recorded as of December 31, 2010, we expect to record amortization in future years as follows — 2011: $13.2 million, 2012: $7.6 million, 2013: $7.6 million, 2014: $5.6 million, and 2015: $0.8 million.

Goodwill:  Goodwill in the amount of $72.4 million was recognized for this acquisition, all of which is expected to be deductible for tax purposes. The total goodwill amount was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition of Molina Medicaid Solutions includes:

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

Accounts payable and accrued liabilities:  Accounts payable and accrued liabilities include $1.3 million payable to the seller of Molina Medicaid Solutions, which represented a working capital adjustment provided in the purchase agreement. This working capital adjustment was paid to the seller in August 2010. The working capital adjustment provided that the net working capital, or current assets minus current liabilities, on Molina Medicaid Solutions’ opening balance sheet would equal $10 million. To the extent the final net working capital conveyed by the seller exceeded $10 million, the amount would be payable back to the seller; conversely, to the extent that net working capital conveyed by the seller was less than $10 million, the shortage would be a receivable from the seller. Thus, the $1.3 million amount described above represented the amount payable to the seller for net working capital in excess of $10 million on the opening balance sheet.

Pro-forma impact of the acquisition:  The unaudited pro-forma results presented below include the effects of the acquisition as if it had been consummated as of January 1, 2010, 2009 and 2008. The pro-forma results include the amortization associated with the acquired intangible assets and interest expense associated with debt used to fund the acquisition. To better reflect the combined operating results, material non-recurring charges directly attributable to the transaction have been excluded. In addition, the pro-forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2010, January 1, 2009, or January 1, 2008.

	Year Ended December 31,
	2010	2009	2008

Revenue	$4,124,058	$3,767,888	$3,202,581
Net income	$57,800	$26,192	$54,228
Diluted earnings per share	$2.08	$1.01	$1.95

Florida Health Plan

On December 31, 2009, we acquired 100% of the voting equity interests in Florida NetPASS, LLC, or NetPASS. The final purchase price for this acquisition totaled $29.6 million. As of the final membership reconciliation in the second quarter of 2010, we transitioned approximately 49,600 members from NetPASS to our Florida health plan, and have recorded $18.0 million in goodwill, and $11.6 million in intangible assets relating to these members.

On April 15, 2010, the former owners of NetPASS filed suit in federal court stating that we had not paid $12 million of the purchase price that was owed and based on a formula in the purchase agreement. Because the purchase agreement contained an arbitration clause, the Florida health plan filed a demand for arbitration seeking a declaration that the full purchase price had been paid and the purchase agreement had been fulfilled. The former owners of NetPASS filed a counter-demand for an additional $10 million and seeking a declaration regarding the anti-competition clause in the purchase agreement. The parties have exchanged documents and will start to take depositions. Arbitration is scheduled to commence June 10, 2011. We continue to believe that their claims do not have any merit and that we will prevail in this action.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As described in Note 12, “Long-Term Debt,” the carrying amount of the convertible senior notes was $164.0 million, and $158.9 million as of December 31, 2010, and 2009, respectively. Based on quoted market prices, the fair value of our convertible senior notes issued in October 2007 was approximately $188.4 million, and $160.8 million as of December 31, 2010, and 2009, respectively.

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

As of December 31, 2010, we held certain assets that are required to be measured at fair value on a recurring basis. These included investments as follows:

Balance Sheet Classification	Description

Current assets:
Investments	Investment-grade debt securities; designated as available-for-sale; reported at fair value based on market prices that are readily available (Level 1). See Note 6, “Investments,” for further information regarding fair value.
Non-current assets:
Investments	Auction rate securities; designated as available-for-sale; reported at fair value based on discounted cash flow analysis or other type of valuation model (Level 3).

As of December 31, 2010, $24.6 million par value (fair value of $20.4 million) of our investments consisted of auction rate securities, all of which were collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of December 31, 2010. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, 2009, and continued to be unavailable as of December 31, 2010. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of December 31, 2010. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost.

As of December 31, 2010, all of our auction rate securities were designated as available-for-sale securities. As a result of the decrease in fair value of auction rate securities designated as available-for-sale, we recorded pretax unrealized losses of $0.2 million to accumulated other comprehensive loss for the year ended December 31, 2010. We have deemed these unrealized losses to be temporary and attribute the decline in value to liquidity issues, as a result of the failed auction market, rather than to credit issues. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

Until July 2, 2010, we held certain auction rate securities (designated as trading securities) with an investment securities firm. In the fourth quarter of 2008, we entered into a rights agreement with this firm that (1) allowed us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gave the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we received the par value. On June 30, 2010, and July 1, 2010, all of the eligible auction rate securities remaining at that time were settled at par value.

During 2010, the aggregate auction rate securities (designated as trading securities) settled amounted to $40.9 par value (fair value $36.7 million). For the years ended December 31, 2010, 2009, and 2008, we recorded pretax gains (losses) of $4.2 million, $3.4 million, and ($0.4) million, respectively, on the auction rate securities underlying the Rights.

We accounted for the Rights as a freestanding financial instrument and, until July 2, 2010, recorded the value of the Rights under the fair value option. When the remaining eligible auction rate securities were sold at par value on July 1, 2010, the value of the Rights was zero. For the years ended December 31, 2010, 2009, and 2008, we recorded pretax (losses) gains of ($3.8) million, ($3.1) million and $6.9 million, respectively, on the Rights.

Our assets measured at fair value on a recurring basis at December 31, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
	(In thousands)

Corporate debt securities	$177,929	$177,929	$—	$—
Government-sponsored enterprise securities	59,713	59,713	—	—
Municipal securities	30,563	30,563	—	—
U.S. treasury notes	23,918	23,918	—	—
Certificates of deposit	3,252	3,252	—	—
Auction rate securities (available-for-sale)	20,449	—	—	20,449

	$315,824	$295,375	$—	$20,449

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)

Balance at December 31, 2009	$63,494
Total gains (realized or unrealized):
Included in earnings:
Gain on auction rate securities designated as trading securities	4,170
Loss on change in fair value of Rights	(3,807)
Included in other comprehensive income	(208)
Settlements	(43,200)

Balance at December 31, 2010	$20,449

The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains relating to assets still held at December 31, 2010	$(208)

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in Note 4, “Business Combinations,” we have recorded a $2.8 million liability for contingent consideration related to the acquisition of our Wisconsin health plan. We have estimated the fair value of this liability based on our expectations regarding the Wisconsin health plan’s statutory net worth as of January 31, 2011 as well as the Wisconsin health plan’s minimum required statutory net worth as of that date. The liability for contingent consideration related to this acquisition was measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The following table presents a roll forward of this liability for 2010:

(Level 3)
(In thousands)

Balance at December 31, 2009	$—
Addition through acquisition — 2010	2,800

Balance at December 31, 2010	$2,800

6.	Investments

The following tables summarize our investments as of the dates indicated:

	December 31, 2010
	Cost or	Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

Corporate debt securities	$179,124	$193	$1,388	$177,929
Government-sponsored enterprise securities (GSEs)	59,790	293	370	59,713
Municipal securities (including non-current auction rate securities)	55,247	78	4,313	51,012
U.S. treasury notes	23,864	114	60	23,918
Certificates of deposit	3,252	—	—	3,252

	$321,277	$678	$6,131	$315,824

	December 31, 2009
	Cost or	Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)

Corporate debt securities	$32,543	$206	$185	$32,564
GSEs	89,451	504	281	89,674
Municipal securities (including non-current auction rate securities)	82,009	3,120	4,154	80,975
U.S. treasury notes	28,052	92	84	28,060
Certificates of deposit	3,258	—	—	3,258

	$235,313	$3,922	$4,704	$234,531

The contractual maturities of our investments as of December 31, 2010 are summarized below.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)

Due in one year or less	$168,948	$167,856
Due one year through five years	127,549	127,144
Due after five years through ten years	930	990
Due after ten years	23,850	19,834

	$321,277	$315,824

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales of available-for-sale securities were $124.5 million, $60.3 million, and $55.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net realized investment gains for the years ended December 31, 2010, 2009 and 2008 were $110,000, $267,000, and $342,000 respectively.

We monitor our investments for other-than-temporary impairment. For investments other than our municipal securities, we have determined that unrealized gains and losses at December 31, 2010 and 2009 are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we do not intend to sell these securities prior to maturity, we are unlikely to experience gains or losses. In the unlikely event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

Approximately 40% of our investment in municipal securities consists of auction rate securities. As described in Note 5, “Fair Value Measurements,” the unrealized losses on these investments were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we do not intend to sell, nor is it more likely than not that we will be required to sell these investments before recovery of their cost, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at December 31, 2010.

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months and those that have been in a loss position for 12 months or more as of December 31, 2010.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More
	as of December 31, 2010		as of December 31, 2010		Total as of December 31, 2010
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate debt securities	$103,225	$1,060	$10,490	$328	$113,715	$1,388
GSEs	13,014	71	7,539	299	20,553	370
Municipal securities	18,884	117	25,271	4,196	44,155	4,313
U.S. treasury notes	5,480	40	6,806	20	12,286	60

	$140,603	$1,288	$50,106	$4,843	$190,709	$6,131

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included all available-for-sale investments in an unrealized loss position at December 31, 2009. This presentation change increased the total amount of unrealized losses reported in the following table by $113,000 at December 31, 2009. The accompanying increase to the estimated fair value of the underlying investments amounted to $42.9 million at December 31, 2009.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More
	as of December 31, 2009		as of December 31, 2009		Total as of December 31, 2009
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate debt securities	$13,513	149	$1,203	$36	$14,716	$185
GSEs	30,460	187	7,297	94	37,757	281
Municipal securities	12,460	78	24,031	3,902	36,491	3,980
U.S. treasury notes	21,824	84	—	—	21,824	84

	$78,257	$498	$32,531	$4,032	$110,788	$4,530

7.	Receivables

Health Plans segment receivables consist primarily of amounts due from the various states in which we operate. Such receivables are subject to potential retroactive adjustment. Because all of our receivable amounts are readily determinable and our creditors are in almost all instances state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. Accounts receivable were as follows:

	December 31,
	2010	2009
	(In thousands)

Health Plans Segment:
California	$46,482	$34,289
Michigan	13,596	14,977
Missouri	22,841	19,670
New Mexico	18,310	11,919
Ohio	21,622	37,004
Utah	1,589	6,107
Washington	14,486	9,910
Wisconsin	5,437	—
Other	3,598	2,778

Total Health Plans	147,961	136,654
Molina Medicaid Solutions Segment	20,229	—

	$168,190	$136,654

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment

A summary of property and equipment is as follows:

	December 31,
	2010	2009
	(In thousands)

Land	$3,524	$3,524
Building and improvements	49,735	41,476
Furniture and equipment	60,074	54,898
Capitalized computer software costs	90,003	66,526

	203,336	166,424

Less: accumulated depreciation and amortization on building and improvements, furniture and equipment	(54,341)	(50,911)
Less: accumulated amortization for capitalized computer software costs	(48,458)	(37,342)

	(102,799)	(88,253)

Property and equipment, net	$100,537	$78,171

Depreciation expense recognized for building and improvements, and furniture and equipment was $13.9 million, $11.0 million, and $9.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense recognized for capitalized computer software costs was $20.1 million, $14.2 million, and $11.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

9.	Goodwill and Intangible Assets

Other intangible assets are amortized over their useful lives ranging from one to 15 years. The weighted average amortization period for contract rights and licenses is approximately 11 years, for customer relationships is approximately 5 years, for backlog is approximately 2 years, and for provider networks is approximately 10 years. Based on the balances of our identifiable intangible assets as of December 31, 2010, we estimate that our intangible asset amortization will be $27.5 million in 2011, $19.0 million in 2012, $15.8 million in 2013, $12.8 million in 2014, and $7.0 million in 2015. The following table provides the details of identified intangible assets, by major class, for the periods indicated:

		Accumulated	Net
	Cost	Amortization	Balance
	(In thousands)

Intangible assets:
Contract rights and licenses (Health Plans segment)	$120,920	$64,201	$56,719
Customer relationships (Molina Medicaid Solutions segment)	24,550	3,418	21,132
Backlog (Molina Medicaid Solutions segment)	23,600	8,316	15,284
Provider networks (Health Plans segment)	18,622	6,257	12,365

Balance at December 31, 2010	$187,692	$82,192	$105,500

Intangible assets:
Contract rights and licenses	$119,101	$51,246	$67,855
Provider networks	17,146	4,155	12,991

Balance at December 31, 2009	$136,247	$55,401	$80,846

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill and indefinite-lived intangible assets were as follows (in thousands):

Balance as of December 31, 2009	$133,408
Goodwill recorded for acquisition of Molina Medicaid Solutions on May 1, 2010	72,367
Goodwill recorded for acquisition of the Wisconsin health plan on September 1, 2010	5,474
Goodwill adjustment related to the 2009 acquisition of the Florida health plan	979

Balance at December 31, 2010	$212,228

10.	Restricted Investments

Pursuant to the regulations governing our health plan subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities. Additionally, we maintain restricted investments as protection against the insolvency of capitated providers. The following table presents the carrying value of restricted investments by health plan, and by our insurance company:

	December 31,
	2010	2009
	(In thousands)

California	$372	$368
Florida	4,508	2,052
Insurance Company	4,689	4,686
Michigan	1,000	1,000
Missouri	508	503
New Mexico	15,881	15,497
Ohio	9,066	9,036
Texas	3,501	1,515
Utah	1,279	578
Washington	151	151
Wisconsin	260	—
Other	885	888

	$42,100	$36,274

The contractual maturities of our held-to-maturity restricted investments as of December 31, 2010 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$40,757	$40,792
Due one year through five years	1,218	1,216
Due after five years through ten years	125	158

	$42,100	$42,166

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Medical Claims and Benefits Payable

The following table presents the components of the change in our medical claims and benefits payable for the years ended December 31, 2010 and 2009. The negative amounts displayed for “Components of medical care costs related to: Prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Year Ended December 31,
	2010	2009
	(Dollars in thousands, except per-member amounts)

Balances at beginning of year	$315,316	$292,442
Balance of acquired subsidiary	3,228	—
Components of medical care costs related to:
Current year	3,420,235	3,227,794
Prior years	(49,378)	(51,558)

Total medical care costs	3,370,857	3,176,236

Payments for medical care costs related to:
Current year	3,085,388	2,920,015
Prior years	249,657	233,347

Total paid	3,335,045	3,153,362

Balances at end of year	$354,356	$315,316

Benefit from prior years as a percentage of:
Balance at beginning of year	15.7%	17.6%
Premium revenue	1.2%	1.4%
Total medical care costs	1.5%	1.6%

For the year ended December 31, 2010, we recognized a benefit from prior period claims development in the amount of $49.4 million. This amount represents our estimate as of December 31, 2010 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2009 exceeded the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2009 was the result of the following factors:

•	In New Mexico, we underestimated the degree to which cuts to the Medicaid fees schedule would reduce our liability as of December 31, 2009.

•	In California, we underestimated the extent to which various network restructuring, provider contracting and medical management initiatives had reduced our medical care costs during the second half of 2009, thereby resulting in a lower liability at December 31, 2009.

For the year ended December 31, 2009, we recognized a benefit from prior period claims development in the amount of $51.6 million. This amount represented our estimate as of December 31, 2009 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2008 exceeded the amount that was ultimately be paid out in satisfaction of that liability. The overestimation of the claims liability at our Michigan, New Mexico, Ohio, and Washington health plans was principally the cause of the recognition of a benefit from prior period claims development. This was partially offset by the underestimation of our claims liability at December 31, 2008 at our California health plan.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or over-estimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. In 2010 and 2009 the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations as the amount of benefit recognized in each your was roughly consistent with that recognized in the previous year.

12.	Long-Term Debt

Credit Facility

We are a party to an Amended and Restated Credit Agreement, dated as of March 9, 2005, as amended by the first amendment on October 5, 2005, the second amendment on November 6, 2006, the third amendment on May 25, 2008, the fourth amendment on April 29, 2010, and the fifth amendment on April 29, 2010, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”) for a revolving credit line of $150 million that matures in May 2012. The Credit Facility is intended to be used for general corporate purposes. As described below and in Note 4, “Business Combinations,” we borrowed $105 million under the Credit Facility to acquire Molina Medicaid Solutions in the second quarter of 2010. During the third quarter of 2010, we repaid this amount using proceeds from our equity offering, described in Note 14, “Stockholders’ Equity.” As of December 31, 2010, and 2009, there was no outstanding principal balance under the Credit Facility. However, as of December 31, 2010, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the contract of MMS with the states of Maine and Idaho.

To the extent that in the future we incur any obligations under the Credit Facility, such obligations will be secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At December 31, 2010, we were in compliance with all financial covenants in the Credit Facility.

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

The fifth amendment increased the maximum consolidated leverage ratio under the Credit Facility to 3.25 to 1.00 for the fourth quarter of 2009 (on a pro forma basis), and to 3.50 to 1.00 for the first and second quarters of 2010, and through August 14, 2010. Effective as of August 15, 2010, the consolidated leverage ratio under the Credit Facility reverted back to 2.75 to 1.00. In connection with the lenders’ approval of the fifth amendment, we paid an amendment fee of 25 basis points on the amount of each consenting lender’s commitment. We also paid an incremental commitment fee of 12.5 basis points based on each lender’s unfunded commitment during the period from the effective date of the fifth amendment through August 15, 2010.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Notes

In October 2007, we sold $200.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2014 (the “Notes”). The sale of the Notes resulted in net proceeds totaling $193.4 million. During 2009, we purchased and retired $13.0 million face amount of the Notes, so the remaining aggregate principal amount totaled $187.0 million as of December 31, 2010 (see further discussion below regarding the purchase program). The Notes rank equally in right of payment with our existing and future senior indebtedness.

The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 21.3067 shares of our common stock per one thousand dollar principal amount of the Notes. This represents an initial conversion price of approximately $46.93 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, the conversion rate will increase in certain circumstances. Prior to July 2014, holders may convert their Notes only under the following circumstances:

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

The proceeds from the issuance of the Notes have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of December 31, 2010, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 45 months. The Notes’ if-converted value did not exceed their principal amount as of December 31, 2010. At December 31, 2010, the equity component of the Notes, net of the

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	December 31,
	2010	2009
	(In thousands)
Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(22,986)	(28,100)

Net carrying amount	$164,014	$158,900

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$7,012	$7,076	$7,500
Amortization of the discount on the liability component	5,114	4,782	4,707

Total interest cost recognized	$12,126	$11,858	$12,207

Securities Purchase Program.  Under the $25 million securities purchase program announced in January 2009, we purchased and retired $13.0 million face amount of the Notes during the first quarter of 2009. We purchased the Notes at an average price of $74.25 per $100 principal amount, for a total of $9.8 million, including accrued interest. The gain recognized during 2009 on the purchase of the Notes was $1.5 million.

In March 2009, our board of directors authorized the purchase of up to an additional $25 million in aggregate of either our common stock or the Notes. The purchase program was funded with working capital, and common stock purchases were made from time to time on the open market or through privately negotiated transactions during 2009. The purchase program extended through December 31, 2009. See the details regarding the common stock purchases at Note 14, “Stockholders’ Equity.”

13.	Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$36,395	$9,421	$32,972
State	2,144	(1,558)	1,866

Total current	38,539	7,863	34,838

Deferred:
Federal	(4,717)	1,924	378
State	700	(2,498)	(490)

Total deferred	(4,017)	(574)	(112)

Total provision for income taxes	$34,522	$7,289	$34,726

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Taxes on income at statutory federal tax rate (35)%	$31,323	$13,355	$33,014
State income taxes, net of federal benefit	1,849	(2,637)	894
(Benefit) liability for unrecognized tax benefits	(57)	(3,315)	450
Other	1,407	(114)	368

Reported income tax expense	$34,522	$7,289	$34,726

Through December 31, 2009, the Company’s income tax expense included both the Michigan business income tax, or BIT, and the Michigan modified gross receipts tax, or MGRT. Effective January 1, 2010, the Company has recorded the MGRT as a premium tax and not as an income tax. The Company will continue to record the BIT as an income tax. For the years ended December 31, 2009 and December 31, 2008, premium tax expense and income tax expense have been reclassified to conform to this presentation.

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

During 2010, 2009, and 2008, tax-related deficiencies on share-based compensation were $673,000, $718,000, and $292,000, respectively. Such amounts were recorded as adjustments to income taxes payable with a corresponding decrease to additional paid-in capital.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(In thousands)

Accrued expenses	$12,618	$2,494
Reserve liabilities	877	285
State taxes	(120)	1,151
Other accrued medical costs	2,126	1,628
Net operating losses	27	27
Unrealized (gains) losses	(254)	(408)
Unearned premiums	3,517	6,554
Prepaid expenses	(3,006)	(2,894)
Other, net	(69)	(80)

Deferred tax asset, net of valuation allowance — current	15,716	8,757

Accrued expenses	791	(281)
Reserve liabilities	3,071	2,501
State taxes	1,960	—
Other accrued medical costs	(358)	(866)
Net operating losses	1,362	237
Unrealized losses	1,559	1,480
Unearned premiums	(135)	(264)
Depreciation and amortization	(20,110)	(10,415)
Deferred compensation	6,829	6,817
Debt basis	(9,673)	(11,555)
Other, net	(337)	(160)
Valuation allowance	(1,194)	—

Deferred tax liability, net of valuation allowance — long term	(16,235)	(12,506)

Net deferred income tax liability	$(519)	$(3,749)

At December 31, 2010, we had federal and state net operating loss carryforwards of $475,000 and $28 million, respectively. The federal net operating loss begins expiring in 2018, and state net operating losses begin expiring in 2015. The utilization of the net operating losses is subject to certain limitations under federal law.

At December 31, 2010, we had California enterprise zone tax credit carryovers of $3 million which do not expire.

We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2010, $1.2 million of deferred tax assets did not satisfy the recognition criteria due to uncertainty regarding the realization of some of our state tax operating loss carryforwards. We increased our valuation allowance from zero at December 31, 2009 to $1.2 million as of December 31, 2010.

We recognize tax benefits only if the tax position is more likely than not to be sustained. We are subject to income taxes in the U.S. and numerous state jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Gross unrecognized tax benefits at beginning of period	$(4,128)	$(11,676)	$(10,278)
Increases in tax positions for prior years	(6,891)	(3,748)	(3,310)
Decreases in tax positions for prior years	—	6,804	2,682
Increases in tax positions for current year	—	—	(2,061)
Decreases in tax positions for current year	—	—	892
Settlements	—	4,355	—
Lapse in statute of limitations	57	137	399

Gross unrecognized tax benefits at end of period	$(10,962)	$(4,128)	$(11,676)

As of December 31, 2010, we had $11.0 million of unrecognized tax benefits of which $7.8 million, if fully recognized, would affect our effective tax rate. We anticipate a decrease of $499,000 to our liability for unrecognized tax benefits within the next twelve-month period due to normal expiration of tax statutes.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, December 31, 2009, and December 31, 2008, we had accrued $82,000, $75,000 and $1.4 million, respectively, for the payment of interest and penalties.

We may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2007 through 2010. We are under examination, or may be subject to examination, in certain state and local jurisdictions, with the major jurisdictions being California, Missouri, and Michigan, for the years 2004 through 2010. Our subsidiary, HCLB, entered into a closing agreement with the IRS in December 2009 that successfully concluded with certainty the IRS examination of HCLB for the year ended May 2006.

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

We issued 4,350,000 shares in connection with the offering, including the overallotment option. Net of the issuance costs, proceeds from the offering totaled $111.1 million, or approximately $25.55 per share, resulting in an increase to additional paid-in capital. We used the net proceeds of the offering to repay the outstanding indebtedness under the Credit Facility and for general corporate purposes. We did not receive any proceeds from the sale of shares by the selling stockholder.

In connection with the plans described in Note 16, “Stock Plans,” we issued approximately 352,000 shares and 234,000 shares of common stock, net of shares retired to settle employees’ income taxes, for the years ended

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010 and 2009, respectively. This resulted in increases to additional paid-in capital of $10.6 million, and $7.8 million, both net of deferred taxes, as of December 31, 2010, and December 31, 2009, respectively.

Under the purchase program described in Note 12, “Long-Term Debt,” we purchased approximately 1.4 million shares of our common stock for $27.7 million (average cost of approximately $20.49 per share) during 2009. These purchases increased diluted earnings per share for the year ended December 31, 2009 by $0.04. In 2009, we retired the $27.7 million of treasury shares purchased in 2009, and we also retired $20.4 million of treasury shares that were purchased prior to 2009 ($48.1 million in aggregate), which reduced additional paid-in capital.

15.	Employee Benefits

We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plan totaled $5.9 million, $4.7 million and $3.9 million in the years ended December 31, 2010, 2009, and 2008, respectively.

We also have a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.

16.	Stock Plans

In 2002, we adopted the 2002 Equity Incentive Plan (the “2002 Plan”), which provides for the award of stock options, restricted stock, performance shares, and stock bonuses to the company’s officers, employees, directors, consultants, advisors, and other service providers. The 2002 Plan initially allowed for the issuance of 1.6 million shares of common stock. Beginning January 1, 2004, shares eligible for issuance automatically increase by the lesser of 400,000 shares or 2% of total outstanding capital stock on a fully diluted basis, unless the board of directors affirmatively acts to nullify the automatic increase. There were 4.4 million shares reserved for issuance under the 2002 Plan as of January 1, 2010.

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

Under our 2002 Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. Under the ESPP, we issued 109,800 and 120,300 shares of our common stock during the years ended December 31, 2010 and 2009, respectively. Beginning January 1, 2004, and each year until the 2.2 million maximum aggregate number of shares reserved for issuance was reached on December 31, 2008, shares available for issuance under the ESPP automatically increased by 1% of total outstanding capital stock. The aggregate number of unissued common shares available for future grants under the 2002 Plan and the ESPP combined was 3.7 million as of December 31, 2010, and 3.8 million as of December 31, 2009.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of our stock-based compensation expense that are reported in general and administrative expenses in the consolidated statements of income:

	Year Ended December 31,
	2010		2009		2008
	Pretax	Net-of-Tax	Pretax	Pretax	Pretax	Net-of-Tax
	Charges	Amount	Charges	Charges	Charges	Amount

Restricted stock awards	$8,007	$5,044	$5,789	$3,589	$5,171	$3,206
Stock options (including expense relating to our ESPP)	1,524	960	1,696	1,052	2,640	1,637

Total	$9,531	$6,004	$7,485	$4,641	$7,811	$4,843

For both restricted stock and stock option awards, the expense is recognized over the vesting period, generally straight-line over four years. As of December 31, 2010, there was $12.5 million of unrecognized compensation cost related to unvested restricted stock awards, which we expect to recognize over a weighted-average period of 2.5 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 7.8% as of December 31, 2010. Also as of December 31, 2009, there was $0.2 million of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 0.3 years.

The total fair value of restricted shares vested during the years ended December 31, 2010, 2009, and 2008 was $6.4 million, $3.2 million, and $2.5 million, respectively. Unvested restricted stock activity for the year ended December 31, 2010 was as follows:

		Weighted-
		Average Grant Date
	Shares	Fair Value

Unvested balance as of December 31, 2009	687,630	$24.64
Granted	554,475	$22.95
Vested	(271,381)	$25.95
Forfeited	(134,975)	$23.26

Unvested balance as of December 31, 2010	835,749	$23.32

The total intrinsic value of stock options exercised during the year ended December 31, 2010 was $0.3 million. No stock options were exercised during the year ended December 31, 2009; the total intrinsic value of stock options exercised during the year ended December 31, 2008 was nominal. Stock option activity for the year ended December 31, 2010 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term (Years)	(000s)

Outstanding at December 31, 2009	650,739	$30.25
Exercised	(64,662)	$24.16
Forfeited	(72,463)	$33.24

Outstanding at December 31, 2010	513,614	$30.59	4.9	$528

Exercisable and expected to vest at December 31, 2010	512,381	$30.59	4.9	$528

Exercisable at December 31, 2010	468,564	$30.47	4.7	$528

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$16.98 - $28.66	243,889	4.1	$26.13	243,889	$28.66
$29.17 - $32.58	174,950	6.0	$31.33	135,200	$31.23
$33.56 - $44.29	94,775	4.7	$40.71	89,475	$39.73

	513,614			468,564

17.	Related Party Transactions

We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of December 31, 2010, and 2009, our carrying amount for this investment totaled $4.4 million, and $4.1 million, respectively. For the years ended December 31, 2010, 2009 and 2008, we paid $22.0 million, $21.8 million, and $15.4 million, respectively, for medical service fees to this provider.

We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Until October 2010, Pacific Hospital was owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, the sister of Dr. J. Mario Molina, our Chief Executive Officer, and John Molina, our Chief Financial Officer. Amounts paid to Pacific Hospital under the terms of this fee-for-service agreement were $1.0 million, $0.7 million, and $0.2 million, for the years ended December 31, 2010, 2009 and 2008, respectively. As of October 2010, Pacific Hospital is no longer owned by Abrazos Healthcare, Inc. or any other related party to the Company.

18.	Commitments and Contingencies

Leases

We lease office space, clinics, equipment, and automobiles under agreements that expire at various dates through 2018. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases consist of the following approximate amounts:

Year ending December 31,
(In thousands)

2011	$28,004
2012	23,794
2013	20,349
2014	17,366
2015	13,671
Thereafter	30,622

Total minimum lease payments	$133,806

Rental expense related to these leases amounted to $25.1 million, $20.8 million, and $17.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements

In 2002 we entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, which have been amended and restated as of December 31, 2009. These employment agreements had initial terms of one to three years and are subject to automatic one-year extensions thereafter. Should the executives be terminated without cause or resign for good reason before a change of control, as defined, we will pay one year’s base salary and termination bonus, as defined, in addition to full vesting of 401(k) employer contributions and stock-based awards, and a cash sum equal in value to health and welfare benefits provided for 18 months. If the executives are terminated for cause, no further payments are due under the contracts.

If termination occurs within two years following a change of control, the executives will receive two times their base salary and termination bonus, in addition to full vesting of 401(k) employer contributions and stock-based awards, and a cash sum equal in value to health and welfare benefits provided for three years.

Legal Proceedings

The health care and business process outsourcing industries are subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Penalties associated with violations of these laws and regulations include significant fines and penalties, exclusion from participating in publicly funded programs, and the repayment of previously billed and collected revenues.

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

Professional Liability Insurance

We carry medical professional liability insurance for health care services rendered through our clinics in California, Virginia and Washington. Claims-made coverage under the policies for California and Washington is $1.0 million per occurrence with an annual aggregate limit of $3.0 million for Washington, beginning in 2010, and for California, each of the years ended December 31, 2010, 2009 and 2008. Claims-made coverage under the Virginia policy is $2.0 million per occurrence with an annual aggregate limit of $6.0 million for each of the years ended December 31, 2010 and 2009, and beginning July 1, 2008. We also carry claims-made managed care errors and omissions professional liability insurance for our health plan operations. This insurance is subject to a coverage limit of $15.0 million per occurrence and $15.0 million in the aggregate for each policy year.

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

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulatory Capital and Dividend Restrictions

Our principal operations are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington and Wisconsin. Our health plans are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances or cash dividends was $397.8 million at December 31, 2010, and $368.7 million at December 31, 2009. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin have adopted these rules, which may vary from state to state. California and Florida have not yet adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.

As of December 31, 2010, our health plans had aggregate statutory capital and surplus of approximately $416.6 million compared with the required minimum aggregate statutory capital and surplus of approximately $278.0 million. All of our HMOs were in compliance with the minimum capital requirements at December 31, 2010. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

19.	Segment Reporting

Our reportable segments are consistent with how we manage the business and view the markets we serve. In the second quarter of 2010, we added a segment to our internal financial reporting structure as a result of the acquisition of Molina Medicaid Solutions described in Note 4, “Business Combinations.” We now report our financial performance based on the following two reportable segments — Health Plans and Molina Medicaid Solutions. The Health Plans segment represents our former single-segment health plan operations. The Molina Medicaid Solutions segment represents the operations of our new MMIS solutions business.

We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources. The accounting policies of the segments are the same as those described in Note 2, “Significant Accounting Policies.” The cost of services shared

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the Health Plans and Molina Medicaid Solutions segments is charged to the Health Plans segment. Operating segment revenues and profitability were as follows:

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)

Year ended December 31, 2010
Premium revenue	$3,989,909	$—	$3,989,909
Service revenue	—	89,809	89,809
Investment income	6,259	—	6,259

Total revenue	$3,996,168	$89,809	$4,085,977

Operating income	$102,392	$2,609	$105,001

Year ended December 31, 2009
Premium revenue	$3,660,207	$—	$3,660,207
Service revenue	—	—	—
Investment income	9,149	—	9,149

Total revenue	$3,669,356	$—	$3,669,356

Operating income	$51,934	$—	$51,934

Year ended December 31, 2008
Premium revenue	$3,091,240	$—	$3,091,240
Service revenue	—	—	—
Investment income	21,126	—	21,126

Total revenue	$3,112,366	$—	$3,112,366

Operating income	$107,555	$—	$107,555

Reconciliation to Income before Income Taxes

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Segment operating income	$105,001	$51,934	$107,555
Interest expense	(15,509)	(13,777)	(13,231)

Income before income taxes	$89,492	$38,157	$94,324

Segment Assets

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)

As of December 31, 2010	$1,333,599	$175,615	$1,509,214

As of December 31, 2009	$1,244,035	$—	$1,244,035

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009.

	For The Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(In thousands)

Premium revenue	$965,220	$976,685	$1,005,115	$1,042,889
Service revenue	—	21,054	32,271	36,484
Operating income	20,438	21,178	29,953	33,432
Income before income taxes	17,081	17,079	25,353	29,979
Net income	10,590	10,579	16,173	17,628
Net income per share(1):
Basic	$0.41	$0.41	$0.58	$0.58

Diluted	$0.41	$0.41	$0.57	$0.58

	For The Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In thousands)

Premium revenue	$857,484	$925,507	$914,805	$962,411
Service revenue	—	—	—	—
Operating income (loss)(2)	23,161	19,488	15,089	(5,804)
Income (loss) before income taxes(2)	19,746	16,265	11,810	(9,664)
Net income (loss)	12,211	14,565	8,564	(4,472)
Net income (loss) per share(1),(3):
Basic	$0.46	$0.56	$0.34	$(0.18)

Diluted	$0.46	$0.56	$0.33	$(0.18)

(1)	Potentially dilutive shares issuable pursuant to our 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the years ended December 31, 2010 and 2009.

(2)	Effective January 1, 2010, the Company has recorded the Michigan gross receipts tax as a premium tax and not as an income tax. For each of the quarters in the year ended December 31, 2009, premium tax expense and income tax expense have been reclassified to conform to this presentation.

(3)	For the quarter ended December 31, 2009, no potentially dilutive options or unvested stock awards were included in the computation of our diluted loss per share because to do so would have been anti-dilutive for that period.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Condensed Financial Information of Registrant

Following are our parent company only condensed balance sheets as of December 31, 2010 and 2009, and our condensed statements of income and condensed statements of cash flows for each of the three years in the period ended December 31, 2010.

Condensed Balance Sheets

	December 31,
	2010	2009
	(In thousands except per- share data)

ASSETS
Current assets:
Cash and cash equivalents	$57,020	$26,040
Investments	2,000	3,002
Income tax receivable	1,928	—
Deferred income taxes	7,006	—
Due from affiliates	19,059	19,121
Prepaid and other current assets	11,009	11,435

Total current assets	98,022	59,598
Property and equipment, net	81,445	65,067
Goodwill	58,719	45,943
Investments	6,046	16,516
Investment in subsidiaries	702,096	545,731
Advances to related parties and other assets	16,397	16,742

	$962,725	$749,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$56,910	$24,577
Long-term debt	164,014	158,900
Deferred income taxes	8,425	10,769
Other long-term liabilities	14,319	12,613

Total liabilities	243,668	206,859

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized, outstanding 30,309 shares at December 31, 2010 and 25,607 shares at December 31, 2009	30	26
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	251,627	129,902
Accumulated other comprehensive loss	(2,192)	(1,812)
Retained earnings	469,592	414,622

Total stockholders’ equity	719,057	542,738

	$962,725	$749,597

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenue:
Management fees and other operating revenue	$238,883	$218,911	$190,538
Investment income	1,153	1,540	2,733

Total revenue	240,036	220,451	193,271

Expenses:
Medical care costs	30,582	26,865	21,759
General and administrative expenses	218,834	160,792	143,709
Depreciation and amortization	27,166	25,223	18,980

Total expenses	276,582	212,880	184,448

Gain on purchase of convertible senior notes	—	1,532	—

Operating (loss) income	(36,546)	9,103	8,823
Interest expense	(15,500)	(13,770)	(13,167)

Loss before income taxes and equity in net income of subsidiaries	(52,046)	(4,667)	(4,344)
Income tax benefit	(16,936)	(3,755)	(456)

Net loss before equity in net income of subsidiaries	(35,110)	(912)	(3,888)
Equity in net income of subsidiaries	90,080	31,780	63,486

Net income	$54,970	$30,868	$59,598

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities:
Cash provided by operating activities	$19,380	$40,551	$17,532

Investing activities:
Net dividends from and capital contributions to subsidiaries	70,800	21,960	42,872
Purchases of investments	(2,019)	(3,844)	(25,515)
Sales and maturities of investments	14,083	12,669	56,833
Cash paid in business purchase transactions	(139,762)	(2,894)	(1,000)
Purchases of equipment	(40,419)	(32,245)	(33,047)
Changes in amounts due to and due from affiliates	(5,723)	(17,074)	(6,542)
Change in other assets and liabilities	829	(540)	3,170

Net cash (used in) provided by investing activities	102,211	(21,968)	36,771

Financing activities:
Proceeds from common stock offering, net of issuance costs	111,131	—	—
Amount borrowed under credit facility	105,000	—	—
Repayment of amount borrowed under credit facility	(105,000)	—	—
Treasury stock purchases	—	(27,712)	(49,940)
Purchase of convertible senior notes	—	(9,653)	—
Payment of credit facility fees	(1,671)	—	—
Excess tax benefits from employee stock compensation	295	31	43
Proceeds from exercise of stock options and employee stock plan purchases	4,056	2,015	2,084

Net cash provided (used in) by financing activities	113,811	(35,319)	(47,813)

Net increase (decrease) in cash and cash equivalents	30,980	(16,736)	6,490
Cash and cash equivalents at beginning of year	26,040	42,776	36,286

Cash and cash equivalents at end of year	$57,020	$26,040	$42,776

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes to Condensed Financial Information of Registrant

Note A —	Basis of Presentation

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

The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2010, 2009, and 2008 for these services totaled $238.5 million, $218.6 million, and $190.4 million, respectively, which are included in operating revenue.

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

During 2010, 2009, and 2008, the Registrant received dividends from its subsidiaries totaling $81.3 million, $76.7 million, and $91.5 million, respectively. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries.

During 2010, 2009, and 2008, the Registrant made capital contributions to certain subsidiaries totaling $10.5 million, $54.7 million, and $48.6 million, respectively, primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries.

Note D —	Related Party Transactions

The Registrant has an equity investment in a medical service provider that provides certain vision services to its members. The Registrant accounts for this investment under the equity method of accounting because the Registrant has an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of December 31, 2010 and 2009, the Registrant’s carrying amount for this investment totaled $4.4 million and $4.1 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the Registrant paid $22.0 million, $21.8 million, and $15.4 million, respectively, for medical service fees to this provider.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Registrant is a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Until October 2010, Pacific Hospital was owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, the sister of Dr. J. Mario Molina, our Chief Executive Officer, and John Molina, our Chief Financial Officer. Amounts paid to Pacific Hospital under the terms of this fee-for-service agreement were $1.0 million, $0.7 million, and $0.2 million, for the years ended December 31, 2010, 2009 and 2008, respectively. As of October 2010, Pacific Hospital is no longer owned by Abrazos Healthcare, Inc. or any other related party to the Company.

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

Changes in Internal Controls:  There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Our management’s evaluation did not include an assessment of the effectiveness of internal control over financial reporting at Molina Medicaid Solutions, which was acquired on May 1, 2010. The assets and net assets of Molina Medicaid Solutions at December 31, 2010 were approximately $175.6 million and $133.1 million, respectively. Total revenue and net income of Molina Medicaid Solutions included in our consolidated results of operations for the year ended December 31, 2010 were approximately $89.8 million and $1.8 million, respectively. Our management has not had sufficient time to make an assessment of this subsidiary’s internal control over financial reporting.

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page 115 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Molina Healthcare, Inc.

We have audited Molina Healthcare, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Molina Medicaid Solutions (acquired May 1, 2010), which is included in the 2010 consolidated financial statements of Molina Healthcare, Inc. and constituted $175.6 million and $133.1 million of total and net assets, respectively, as of December 31, 2010, and $89.8 million and $1.8 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Molina Healthcare, Inc. also did not include an evaluation of the internal control over financial reporting of Molina Medicaid Solutions.

In our opinion, Molina Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Los Angeles, California
March 8, 2011

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

(a)	Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2011 Annual Meeting of Stockholders under “Proposal No. 1 — Election of Three Class III Directors.” This portion of the Proxy Statement is incorporated herein by reference.

(b)	Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and will also appear in our Proxy Statement for our 2011 Annual Meeting of Stockholders. Such portion of the Proxy Statement is incorporated herein by reference.

(c)	Corporate Governance

Information concerning certain corporate governance matters will appear in our Proxy Statement for our 2011 Annual Meeting of Stockholders under “Corporate Governance,” “Corporate Governance and Nominating Committee,” “Corporate Governance Guidelines,” and “Code of Business Conduct and Ethics.” These portions of our Proxy Statement are incorporated herein by reference.

(d)	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC, and to furnish us with copies of the forms. Purchases and sales of our equity securities by such persons are published on our website at www.molinahealthcare.com. Based on our review of the copies of such reports, on our involvement in assisting our reporting persons with such filings, and on written representations from our reporting persons, we believe that, during 2010, each of our executive officers, directors, and greater than ten percent stockholders complied with all such filing requirements on a timely basis.

Item 11.	Executive Compensation

The information which will appear in our Proxy Statement for our 2011 Annual Meeting under the captions “Compensation Committee Interlocks,” “Non-Employee Director Compensation,” and “Compensation Discussion and Analysis,” is incorporated herein by reference. The information which will appear in our Proxy Statement under the caption “Compensation Committee Report” is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management will appear in our Proxy Statement for our 2011 Annual Meeting of Stockholders under “Information About Stock Ownership.” This portion of the Proxy Statement is incorporated herein by reference. The information required by this item regarding our equity compensation plans is set forth in Part II, Item 5 of this report and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will appear in our Proxy Statement for our 2011 Annual Meeting of Stockholders under “Related Party Transactions.” Information concerning director independence will appear in our Proxy Statement under “Director Independence.” These portions of our Proxy Statement are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2011 Annual Meeting of Stockholders under “Disclosure of Auditor Fees.” This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The consolidated financial statements and exhibits listed below are filed as part of this report.

(1)	The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 67 through 113 of this Annual Report on Form 10-K and are incorporated by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — At December 31, 2010 and 2009
Consolidated Statements of Income — Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

None of the schedules apply, or the information required is included in the Notes to the Consolidated Financial Statements.

(3)  Exhibits

Reference is made to the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2011.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Molina, M.D.
Joseph M. Molina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Molina Joseph M. Molina, M.D.	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	March 8, 2011

/s/ John C. Molina John C. Molina, J.D.	Director, Chief Financial Officer, and Treasurer (Principal Financial Officer)	March 8, 2011

/s/ Joseph W. White Joseph W. White, CPA, MBA	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2011

/s/ Charles Z. Fedak Charles Z. Fedak, CPA, MBA	Director	March 8, 2011

/s/ Frank E. Murray Frank E. Murray, M.D.	Director	March 8, 2011

/s/ Steven Orlando Steven Orlando, CPA (inactive)	Director	March 8, 2011

/s/ Sally K. Richardson Sally K. Richardson	Director	March 8, 2011

/s/ Ronna Romney Ronna Romney	Director	March 8, 2011

/s/ John P. Szabo, Jr. John P. Szabo, Jr.	Director	March 8, 2011

The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.

The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement. The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10-K not misleading.

INDEX TO EXHIBITS

Number	Description	Method of Filing

2.1	Asset Purchase Agreement between Molina Healthcare, Inc. and Unisys Corporation dated as of January 18, 2010	Filed as Exhibit 2.1. to registrant’s Form 8-K filed January 19, 2010.
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002.
3.2	Amended and Restated Bylaws	Filed as Exhibit 3.2 to registrant’s Form 8-K filed February 17, 2009.
4.1	Indenture dated as of October 11, 2008	Filed as Exhibit 4.1 to registrant’s Form 8-K filed October 5, 2007.
4.2	First Supplemental Indenture dated as of October 11, 2008	Filed as Exhibit 4.2 to registrant’s Form 8-K filed October 5, 2007.
4.3	Global Form of 3.75% Convertible Senior Note due 2014	Filed as Exhibit 4.3 to registrant’s Form 8-K filed October 5, 2007.
10.1	2000 Omnibus Stock and Incentive Plan	Filed as Exhibit 10.12 to registrant’s Form S-1 filed December 30, 2002.
10.2	2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant’s Form S-1 filed December 30, 2002.
10.3	Form of Stock Option Agreement under 2002 Equity Incentive Plan	Filed as Exhibit 10.3 to registrant’s Form 10-K filed March 14, 2007.
10.4	2002 Employee Stock Purchase Plan	Filed as Exhibit 10.14 to registrant’s Form S-1 filed December 30, 2002.
10.5	2005 Molina Deferred Compensation Plan adopted November 6, 2006	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed November 9, 2006.
10.6	2005 Incentive Compensation Plan	Filed as Appendix A to registrant’s Proxy Statement filed March 28, 2005.
10.7	Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.8	Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.9	Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. 2002 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.
10.10	Amended and Restated Employment Agreement with J. Mario Molina, M.D. dated as of December 31, 2009	Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 7, 2010.

Number	Description	Method of Filing

10.11	Amended and Restated Employment Agreement with John C. Molina dated as of December 31, 2009	Filed as Exhibit 10.2 to registrant’s Form 8-K filed January 7, 2010.
10.12	Amended and Restated Employment Agreement with Mark L. Andrews dated as of December 31, 2009 (terminated July 29, 2010)	Filed as Exhibit 10.3 to registrant’s Form 8-K filed January 7, 2010.
10.13	Separation Agreement, General Waiver, and Release of Claims with Mark L. Andrews entered into July 29, 2010	Filed as Exhibit 10.1 to registrant’s Form 8-K filed August 2, 2010.
10.14	Amended and Restated Change in Control Agreement with Terry Bayer, dated as of December 31, 2009	Filed as Exhibit 10.4 to registrant’s Form 8-K filed January 7, 2010.
10.15	Amended and Restated Change in Control Agreement with James W. Howatt, M.D., dated as of December 31, 2009	Filed as Exhibit 10.5 to registrant’s Form 8-K filed January 7, 2010.
10.16	Amended and Restated Change in Control Agreement with Joseph W. White, dated as of December 31, 2009	Filed as Exhibit 10.6 to registrant’s Form 8-K filed January 7, 2010.
10.17	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007.
10.18	Amended and Restated Credit Agreement, dated as of March 9, 2005, among Molina Healthcare, Inc., as the Borrower, certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed March 10, 2005.
10.19	First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of October 5, 2005, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed October 13, 2005.
10.20	Second Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of November 6, 2006, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed November 9, 2006.
10.21	Third Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of May 25, 2008, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 31, 2008.
10.22	Fourth Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of April 29, 2010, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent (date to be inserted on Fourth Amendment Effective Date)	Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 19, 2010.
10.23	Fifth Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of April 29, 2010, among Molina Healthcare, Inc., certain lenders, and Bank of America, N.A., as Administrative Agent	Filed as Exhibit 10.22 to registrant’s Form 10-K filed March 16, 2010.
10.24	Office Lease with Pacific Towers Associates for 200 Oceangate Corporate Headquarters.	Filed as Exhibit 10.34 to registrant’s Form 10-K filed March 17, 2008.
10.25	Hospital Services Agreement (fee-for-service) by and between Molina Healthcare of California, a California corporation, and Pacific Hospital of Long Beach	Filed as Exhibit 10.24 to registrant’s Form 10-K filed March 16, 2010.

Number	Description	Method of Filing

10.26	Hospital Services Agreement (capitation) by and between Molina Healthcare of California, a California corporation, and HealthSmart Pacific, Inc., dba Pacific Hospital of Long Beach	Filed as Exhibit 10.25 to registrant’s Form 10-K filed March 16, 2010.
10.27	Purchase Agreement between 200 Oceangate, LLC and Molina Center LLC dated November 30, 2010 (which terminated effective as of December 30, 2010 in accordance with its terms)	Filed herewith.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21.1	List of subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.