Form 10-Q
period 2011-03-31
MOLINA HEALTHCARE INC
filed 2011-05-09
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock outstanding as of April 21, 2011 was approximately 30,570,400.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements.
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Amounts in thousands,
	except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$463,792	$455,886
Investments	337,514	295,375
Receivables	170,418	168,190
Deferred income taxes	15,395	15,716
Prepaid expenses and other current assets	28,608	22,772

Total current assets	1,015,727	957,939
Property and equipment, net	107,757	100,537
Deferred contract costs	37,891	28,444
Intangible assets, net	98,048	105,500
Goodwill and indefinite-lived intangible assets	212,484	212,228
Auction rate securities	20,187	20,449
Restricted investments	49,307	42,100
Receivable for ceded life and annuity contracts	24,155	24,649
Other assets	17,598	17,368

	$1,583,154	$1,509,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$351,382	$354,356
Accounts payable and accrued liabilities	113,697	137,930
Deferred revenue	143,273	60,086
Income taxes payable	7,746	13,176

Total current liabilities	616,098	565,548
Long-term debt	165,354	164,014
Deferred income taxes	17,462	16,235
Liability for ceded life and annuity contracts	24,155	24,649
Other long-term liabilities	19,580	19,711

Total liabilities	842,649	790,157

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 30,552 shares at March 31, 2011 and 30,309 shares at December 31, 2010	31	30
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	255,803	251,627
Accumulated other comprehensive loss	(2,309)	(2,192)
Retained earnings	486,980	469,592

Total stockholders’ equity	740,505	719,057

	$1,583,154	$1,509,214

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per-share data) (Unaudited)
Revenue:
Premium revenue	$1,081,438	$965,220
Service revenue	36,674	—
Investment income	1,594	1,521

Total revenue	1,119,706	966,741

Expenses:
Medical care costs	913,532	822,816
Cost of service revenue	31,221	—
General and administrative expenses	94,436	78,880
Premium tax expenses	36,550	34,546
Depreciation and amortization	12,667	10,061

Total expenses	1,088,406	946,303

Operating income	31,300	20,438
Interest expense	3,603	3,357

Income before income taxes	27,697	17,081
Provision for income taxes	10,309	6,491

Net income	$17,388	$10,590

Net income per share:
Basic	$0.57	$0.41

Diluted	$0.56	$0.41

Weighted average shares outstanding:
Basic	30,392	25,646

Diluted	30,838	25,837

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands)
	(Unaudited)
Net income	$17,388	$10,590
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on investments	(117)	128

Other comprehensive (loss) gain	(117)	128

Comprehensive income	$17,271	$10,718

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
	(Unaudited)
Operating activities:
Net income	$17,388	$10,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,094	10,061
Deferred income taxes	1,619	3,094
Stock-based compensation	4,064	2,136
Non-cash interest on convertible senior notes	1,340	1,243
Amortization of premium/discount on investments	1,644	259
Amortization of deferred financing costs	503	344
Unrealized gain on trading securities	—	(540)
Loss on rights agreement	—	493
Tax deficiency from employee stock compensation	(264)	(353)
Changes in operating assets and liabilities:
Receivables	(2,168)	8,054
Prepaid expenses and other current assets	(8,142)	(668)
Medical claims and benefits payable	(2,974)	11,657
Accounts payable and accrued liabilities	(25,796)	15,134
Deferred revenue	84,172	(90,664)
Income taxes	(5,430)	2,935

Net cash provided by (used in) operating activities	84,050	(26,225)

Investing activities:
Purchases of equipment	(14,941)	(5,976)
Purchases of investments	(104,984)	(49,439)
Sales and maturities of investments	61,275	52,967
Net cash paid in business combinations	(3,253)	(2,430)
Increase in deferred contract costs	(9,635)	—
Increase in restricted investments	(7,207)	(656)
Change in other noncurrent assets and liabilities	(937)	426

Net cash used in investing activities	(79,682)	(5,108)

Financing activities:
Proceeds from employee stock plans	2,462	—
Excess tax benefits from employee stock compensation	1,076	113

Net cash provided by financing activities	3,538	113

Net increase (decrease) in cash and cash equivalents	7,906	(31,220)
Cash and cash equivalents at beginning of period	455,886	469,501

Cash and cash equivalents at end of period	$463,792	$438,281

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$14,068	$91

Interest	$269	$142

Schedule of non-cash investing and financing activities:
Retirement of common stock used for stock-based compensation	$3,161	$1,526

Details of business combinations adjustments:
Increase in fair value of assets acquired	$(256)	$—
Decrease in fair value of liabilities assumed	(1,045)	—
Decrease in payable to sellers	(1,952)	(2,430)

Net cash paid in business combinations	$(3,253)	$(2,430)

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program.
Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. As of March 31, 2011, these health plans served approximately 1.6 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.
Our Molina Medicaid Solutions segment, which we acquired during the second quarter of 2010, provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2011. Financial information related to subsidiaries acquired during any year is included only for the period subsequent to their acquisition.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2010. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2010 audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our December 31, 2010 audited financial statements.
Reclassifications
We have reclassified certain amounts in the 2010 consolidated statement of cash flows to conform to the 2011 presentation.
2. Significant Accounting Policies
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

The total amount of unrecognized tax benefits was $11.0 million as of March 31, 2011, and $11.0 million as of December 31, 2010. Approximately $8.4 million of the unrecognized tax benefits recorded at March 31, 2011, relate to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.8 million as of March 31, 2011. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by approximately $0.5 million due to the expiration of statute of limitations.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011, and December 31, 2010, we had accrued $88,000 and $82,000, respectively, for the payment of interest and penalties.
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
Because they include these three elements of service, our Molina Medicaid Solutions contracts are multiple-element arrangements. The following discussion applies to our contracts with multiple elements entered into prior to January 1, 2011, before our prospective adoption of ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements. See discussion below on page 9.
For those contracts entered into prior to January 1, 2011, we have no vendor specific objective evidence, or VSOE, of fair value for any of the individual elements in these contracts, and at no point in the contract will we have VSOE for the undelivered elements in the contract. We lack VSOE of the fair value of the individual elements of our Molina Medicaid Solutions contracts for the following reasons:
•	Each contract calls for the provision of its own specific set of products and services, which vary significantly between contracts; and
•	The nature of the MMIS installed varies significantly between our older contracts (proprietary mainframe systems) and our newer contracts (commercial off-the-shelf technology solutions).
The absence of VSOE within the context of a multiple element arrangement requires us to delay recognition of any revenue for an MMIS contract until completion of the DDI phase of the contract. As a general principle, revenue recognition will therefore commence at the completion of the DDI phase, and all revenue will be recognized over the period that BPO services and training and support services are provided. Consistent with the deferral of revenue, recognition of all direct costs (such as direct labor, hardware, and software) associated with the DDI phase of our contracts is deferred until the commencement of revenue recognition. Deferred costs are recognized on a straight-line basis over the period of revenue recognition.
Provisions specific to each contract may, however, lead us to modify this general principle. In those circumstances, the right of the state to refuse acceptance of services, as well as the related obligation to compensate us, may require us to delay recognition of all or part of our revenue until that contingency (the right of the state to refuse acceptance) has been removed. In those circumstances we defer recognition of any revenue at risk (whether DDI, BPO services, or training and support services) until the contingency has been removed. In these circumstances, we would also defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with the contract (whether DDI, BPO services, or training and support services) on which revenue recognition is being deferred. Such deferred contract costs are recognized on a straight-line basis over the period of revenue recognition.
For all new or materially modified revenue arrangements with multiple elements entered into on or after January 1, 2011, which we expect will consist of contracts entered into by our Molina Medicaid Solutions segment, we will apply the guidance contained in ASU No. 2009-13. For these arrangements, we will allocate total arrangement consideration to the elements of the arrangement, which are expected to be DDI, BPO, and training and support, because this is consistent with the current elements included in our Molina Medicaid Solutions contracts. The arrangement allocation will be performed using the relative selling-price method. When determining the selling price of each element, we will first attempt to use VSOE if available. If VSOE is not available, we will attempt to use third-party evidence, or TPE, of vendors selling similar services to similarly situated customers on a standalone basis, if available. If neither VSOE nor TPE are available, we will use our best estimate of the selling price for each element.
We will then evaluate whether, at each stage in the life cycle of the contract, we are able to recognize revenue associated with that element. To the extent that our revenue arrangements have provisions that allow our state customers to refuse acceptance of services performed, we will still be required to defer revenue recognition until such state customers accept our performance. Once this acceptance is achieved, we will immediately recognize the revenue associated with any delivered elements which differs from our current practice for arrangements entered into prior to January 1, 2011, where the revenue associated with delivered elements is recognized over the final service element of the arrangement because VSOE for the other elements does not exist. As such, we expect that the adoption of ASU No. 2009-13 will result in an overall acceleration of revenue recognition with respect to any multiple-element arrangements entered into on or after January 1, 2011.

We began to recognize revenue and the related deferred costs associated with our Maine contract in September 2010. In Idaho, we expect to begin recognition of deferred contact costs in 2012, in a manner consistent with our anticipated recognition of revenue. Molina Medicaid Solutions’ deferred revenue totaled $36.1 million at March 31, 2011, and $10.9 million at December 31, 2010, and unamortized deferred contract costs were $37.9 million at March 31, 2011, and $28.4 million at December 31, 2010.
Recent Accounting Pronouncements
Revenue Recognition. In late 2009, the Financial Accounting Standards Board, or FASB, issued the following accounting guidance relating to revenue recognition. Effective for interim and annual reporting beginning on or after December 15, 2010, we adopted this guidance in full effective January 1, 2011.
•
ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies previous requirements by requiring the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or verifiable objective evidence (“VOE”) (now referred to as “TPE” or third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when more objective evidence of the selling price cannot be determined. By providing an alternative for determining the selling price of deliverables, this guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. We have adopted this guidance effective January 1, 2011, and will apply it on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. Because we did not enter into any new or materially modified agreements with multiple elements and fixed payments in the first quarter of 2011 that would have been impacted by this guidance, the adoption did not have a material impact on the timing or pattern of revenue recognition.

For the year ended December 31, 2010, there would have been no change in revenue recognized relating to multiple-element arrangements if we had adopted this guidance retrospectively for contracts entered into prior to January 1, 2011.

Goodwill Impairment Testing. In December 2010, the FASB issued the following guidance which modifies goodwill impairment testing. Effective for interim and annual reporting beginning on or after December 15, 2010, we adopted this guidance in full effective January 1, 2011.
•
ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of this guidance did not impact our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or AICPA, and the Securities and Exchange Commission, or SEC, did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.

3. Earnings per Share
The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Shares outstanding at the beginning of the period	30,309	25,607
Weighted-average number of shares issued	83	39

Denominator for basic earnings per share	30,392	25,646
Dilutive effect of employee stock options and stock grants (1)	446	191

Denominator for diluted earnings per share (2)	30,838	25,837

(1)
Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended March 31, 2011, and 2010, there were approximately 92,000 and 613,000 anti-dilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the three months ended March 31, 2011, and 2010, there were approximately 75,000, and 15,000 anti-dilutive weighted restricted shares, respectively.

(2)
Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the quarters ended March 31, 2011 and 2010.

4. Share-Based Compensation
At March 31, 2011, we had employee equity incentives outstanding under two plans: (1) the 2002 Equity Incentive Plan; and (2) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). On March 1, 2011, our chief executive officer, chief financial officer, and chief operating officer were awarded 100,000 shares, 75,000 shares, and 18,000 shares, respectively, of restricted stock with performance and service conditions. Each of the grants shall vest on March 1, 2012, provided that: (i) the Company’s total operating revenue for 2011 is equal to or greater than $3.7 billion, and (ii) the respective officer continues to be employed by the Company as of March 1, 2012. In the event both vesting conditions are not achieved, the equity compensation awards shall lapse. As of March 31, 2011, we expect these awards to vest in full.
Charged to general and administrative expenses, total stock-based compensation expense for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Restricted stock awards	$3,806	$1,638
Stock options (including shares issued under our employee stock purchase plan)	258	498

Total stock-based compensation expense	$4,064	$2,136

As of March 31, 2011, there was $22.8 million of total unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a remaining weighted-average period of 2.5 years. As of March 31, 2011, there was a nominal amount of unrecognized compensation expense related to unvested stock options, which we expect to recognize in 2011.

Unvested restricted stock and restricted stock activity for the three months ended March 31, 2011 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance as of December 31, 2010	835,749	$23.32
Granted	455,000	34.50
Vested	(244,321)	24.13
Forfeited	(45,687)	25.79

Unvested balance as of March 31, 2011	1,000,741	28.09

The total grant date fair value of restricted shares granted during the three months ended March 31, 2011 and 2010 was $15.6 million and $9.4 million, respectively. The total fair value of restricted shares vested during the three months ended March 31, 2011 and 2010 was $8.6 million and $4.2 million, respectively. Stock option activity during the three months ended March 31, 2011 is summarized below:

				Weighted
				Average
		Weighted	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value (in	Term
	Shares	Price	Thousands)	(Years)
Stock options outstanding as of December 31, 2010	513,614	$30.59
Exercised	(83,931)	28.29
Forfeited	(7,267)	32.51

Stock options outstanding as of March 31, 2011	422,416	31.02	$3,995	4.5

Stock options exercisable and expected to vest as of March 31, 2011	422,118	31.01	$3,994	4.5

Exercisable as of March 31, 2011	417,616	30.97	$3,973	4.5

5. Fair Value Measurements
Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, trade accounts payable, medical claims and benefits payable, long-term debt, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For a comprehensive discussion of fair value measurements with regard to our current and non-current investments, see below.
The carrying amount of the convertible senior notes was $165.4 million and $164.0 million as of March 31, 2011, and December 31, 2010, respectively. Based on quoted market prices, the fair value of the convertible senior notes was approximately $213.1 million and $188.4 million as of March 31, 2011, and December 31, 2010, respectively.
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
As of March 31, 2011, we held certain assets that are required to be measured at fair value on a recurring basis. These included current investments in investment-grade debt securities that are designated as available-for-sale, and are reported at fair value based on market prices that are readily available (Level 1). See Note 6, “Investments,” for further information regarding fair value.
We also held investments in auction rate securities which are designated as available-for-sale, and are reported at fair value of $20.2 million (par value of $24.0 million) as of March 31, 2011.

Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of March 31, 2011. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, 2009, and 2010, and continued to be unavailable as of March 31, 2011. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining the fair value of the auction rate securities as of March 31, 2011. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost.
As a result of the increase in fair value of auction rate securities designated as available-for-sale, we recorded pretax unrealized gains of $0.3 million and $0.2 million to accumulated other comprehensive income (loss) for the three months ended March 31, 2011, and 2010, respectively. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
Until July 2, 2010, we held certain auction rate securities (designated as trading securities) with an investment securities firm. In 2008, we entered into a rights agreement with this firm that (1) allowed us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gave the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we received the par value. On June 30, 2010, and July 1, 2010, all of the eligible auction rate securities remaining at that time were settled at par value. During 2010, the aggregate auction rate securities (designated as trading securities) settled amounted to $40.9 million par value (fair value $36.7 million). Substantially all of the difference between par value and fair value on these securities was recovered through the rights agreement. For the three months ended March 31, 2010, we recorded pretax gains of $0.5 million on the auction rate securities underlying the Rights.
We accounted for the Rights as a freestanding financial instrument and, until July 2, 2010, recorded the value of the Rights under the fair value option. For the three months ended March 31, 2010, we recorded pretax losses of $0.5 million on the Rights, attributable to the decline in the fair value of the Rights. When the remaining eligible auction rate securities were sold at par value on July 1, 2010, the value of the Rights was zero.
Our assets measured at fair value on a recurring basis at March 31, 2011, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$224,985	$224,985	$—	$—
Government-sponsored enterprise securities	39,372	39,372	—	—
Municipal securities	37,906	37,906	—	—
U.S. treasury notes	31,996	31,996	—	—
Certificates of deposit	3,255	3,255	—	—
Auction rate securities (available-for-sale)	20,187	—	—	20,187

	$357,701	$337,514	$—	$20,187

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)
Balance at December 31, 2010	$20,449
Total gains (realized or unrealized):
Included in other comprehensive income	288
Settlements	(550)

Balance at March 31, 2011	$20,187

The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains relating to assets still held at March 31, 2011	$288

In 2010, we recorded a $2.8 million liability for contingent consideration related to the acquisition of our Wisconsin health plan. As of March 31, 2011, we have determined that there is no liability for contingent consideration relating to the acquisition. The liability for contingent consideration related to this acquisition was measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The following table presents a roll forward of this liability for 2011:

(Level 3)
(In thousands)
Balance at December 31, 2010	$(2,800)
Total gains included in earnings	2,800

Balance at March 31, 2011	$—

6. Investments
The following tables summarize our investments as of the dates indicated:

	March 31, 2011
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$227,099	$176	$2,290	$224,985
Government-sponsored enterprise securities (GSEs)	39,668	75	371	39,372
Municipal securities (including non-current auction rate securities)	62,293	66	4,266	58,093
U.S. treasury notes	31,982	102	88	31,996
Certificates of deposit	3,255	—	—	3,255

	$364,297	$419	$7,015	$357,701

	December 31, 2010
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$179,124	$193	$1,388	$177,929
GSEs	59,790	293	370	59,713
Municipal securities (including non-current auction rate securities)	55,247	78	4,313	51,012
U.S. treasury notes	23,864	114	60	23,918
Certificates of deposit	3,252	—	—	3,252

	$321,277	$678	$6,131	$315,824

The contractual maturities of our investments as of March 31, 2011 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$194,237	$192,592
Due one year through five years	146,330	145,064
Due after five years through ten years	230	286
Due after ten years	23,500	19,759

	$364,297	$357,701

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales and maturities of available-for-sale securities were $61.3 million and $48.5 million for the three months ended March 31, 2011 and 2010, respectively. Net realized investment gains for the three months ended March 31, 2011, and 2010 were $157,000 and $14,000, respectively.

We monitor our investments for other-than-temporary impairment. For investments other than our municipal securities, we have determined that unrealized gains and losses at March 31, 2011, and December 31, 2010, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
Approximately 35% of our investment in municipal securities consists of auction rate securities. As described in Note 5, “Fair Value Measurements,” the unrealized losses on these investments were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at March 31, 2011.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of March 31, 2011.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate debt securities	$143,883	$1,962	$11,248	$328	$155,131	$2,290
GSEs	9,974	104	6,331	267	16,305	371
Municipal securities	25,274	330	24,765	3,936	50,039	4,266
U.S. treasury notes	17,455	66	5,722	22	23,177	88

	$196,586	$2,462	$48,066	$4,553	$244,652	$7,015

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

7. Receivables
Health Plans segment receivables consist primarily of amounts due from the various states in which we operate. Such receivables are subject to potential retroactive adjustment. Because all of our receivables are readily determinable and our creditors are in almost all instances state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. Accounts receivable were as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Heath Plans segment:
California	$40,141	$46,482
Michigan	12,465	13,596
Missouri	22,623	22,841
New Mexico	10,382	18,310
Ohio	20,904	21,622
Washington	10,315	14,486
Wisconsin	6,639	5,437
Others	6,200	5,187

Total Health Plans segment	129,669	147,961
Molina Medicaid Solutions segment	40,749	20,229

	$170,418	$168,190

Our Utah health plan may be entitled to receive additional premium revenue from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid during the period 2003 through August 31, 2009. The final resolution of this matter, and the amount that may be realized by the Utah health plan, is currently uncertain and contingent upon future events. When additional information is known or agreement is reached with the state, we will recognize the resulting amount of revenue, if any, in our consolidated financial statements. No receivables for this matter have been established at March 31, 2011.
In late April of 2011, the Idaho Department of Administration delivered a letter to Molina Medicaid Solutions indicating that it wished to remit to Molina an amount approximately $5 to $6 million less than the amount of Molina’s invoices for its operation of the MMIS in that state for the period June 1, 2010 through December 31, 2010. We do not believe that the basis for the reduced payment amount is contractually sound, and have not adjusted our financial statements to reflect the requested reduction. We are currently deferring recognition of all revenue as well as all direct costs (which constitute the majority of our costs) in Idaho until the MMIS in that state receives certification from the Centers for Medicare and Medicaid Services, or CMS, which we expect to occur in 2012. Any adjustments, if necessary, to the amount of our receivable from the state of Idaho will be made as more information becomes available.
8. Restricted Investments
Pursuant to the regulations governing our health plans, we maintain statutory deposits and deposits required by state Medicaid authorities in certificates of deposit and U.S. treasury securities. Additionally, we maintain restricted investments as protection against the insolvency of capitated providers. The following table presents the balances of restricted investments by health plan, and for our insurance company:

	March 31,	December 31,
	2011	2010
	(In thousands)
California	$372	$372
Florida	7,981	4,508
Insurance Company	4,682	4,689
Michigan	1,000	1,000
Missouri	507	508
New Mexico	15,888	15,881
Ohio	9,069	9,066
Texas	3,501	3,501
Utah	2,791	1,279
Washington	151	151
Wisconsin	260	260
Other	3,105	885

	$49,307	$42,100

The contractual maturities of our held-to-maturity restricted investments as of March 31, 2011 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$46,432	$46,462
Due one year through five years	2,750	2,743
Due after five years through ten years	125	155

	$49,307	$49,360

9. Long-Term Debt
Credit Facility
We are a party to an Amended and Restated Credit Agreement, dated as of March 9, 2005, as amended by the first amendment on October 5, 2005, the second amendment on November 6, 2006, the third amendment on May 25, 2008, the fourth amendment on April 29, 2010, and the fifth amendment on April 29, 2010, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”) for a revolving credit line of $150 million that matures in May 2012. The Credit Facility is intended to be used for general corporate purposes. As of March 31, 2011, and December 31, 2010, there was no outstanding principal balance under the Credit Facility. However, as of March 31, 2011, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the contract of MMS with the states of Maine and Idaho.
To the extent that in the future we incur any obligations under the Credit Facility, such obligations will be secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At March 31, 2011, we were in compliance with all financial covenants in the Credit Facility.
The commitment fee on the total unused commitments of the lenders under the Credit Facility is 50 basis points on all levels of the pricing grid, with the pricing grid referring to our ratio of consolidated funded debt to consolidated EBITDA. The pricing for LIBOR loans and base rate loans is 200 basis points at every level of the pricing grid. Thus, the applicable margins under the Credit Facility range between 2.75% and 3.75% for LIBOR loans, and between 1.75% and 2.75% for base rate loans. The Credit Facility carves out from our indebtedness and restricted payment covenants under the Credit Facility the $187.0 million current principal amount of the convertible senior notes, although the $187.0 million indebtedness is included in the calculation of our consolidated leverage ratio. The fixed charge coverage ratio under the Credit Facility is required to be no less than 3.00x.
The fifth amendment increased the maximum consolidated leverage ratio under the Credit Facility to 3.50 to 1.0 for the first and second quarters of 2010 and through August 14, 2010 (on a pro forma basis). Effective as of August 15, 2010, the maximum consolidated leverage ratio under the Credit Facility reverted back to 2.75 to 1.0.
Convertible Senior Notes
As of March 31, 2011, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 21.3067 shares of our common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $46.93 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

The proceeds from the issuance of such convertible debt instruments have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of March 31, 2011, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 42 months. The Notes’ if-converted value did not exceed their principal amount as of March 31, 2011. At March 31, 2011, the equity component of the Notes, net of the impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	As of	As of
	March 31,	December 31,
	2011	2010
	(in thousands)
Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(21,646)	(22,986)

Net carrying amount	$165,354	$164,014

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,753	$1,753
Amortization of the discount on the liability component	1,340	1,243

Total interest cost recognized	$3,093	$2,996

10. Stockholders’ Equity
In connection with the plans described in Note 4, “Share-Based Compensation,” we issued approximately 243,000 shares of common stock, net of shares retired to settle employees’ income taxes, for the three months ended March 31, 2011. For the three months ended March 31, 2011, the $4.2 million increase to additional paid-in capital was generated by employee stock plans transactions.
11. Segment Reporting
Our reportable segments are consistent with how we manage the business and view the markets we serve. In the second quarter of 2010, we added a segment to our internal financial reporting structure as a result of the acquisition of Molina Medicaid Solutions. We report our financial performance based on two reportable segments: Health Plans and Molina Medicaid Solutions.
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
Operating segment revenues and profitability for the three months ended March 31, 2011 and 2010 were as follows:

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)
Three months ended March 31, 2011
Premium revenue	$1,081,438	$—	$1,081,438
Service revenue	—	36,674	36,674
Investment income	1,594	—	1,594

Total revenue	$1,083,032	$36,674	$1,119,706

Operating income	$29,606	$1,694	$31,300

Three months ended March 31, 2010
Premium revenue	$965,220	$—	$965,220
Service revenue	—	—	—
Investment income	1,521	—	1,521

Total revenue	$966,741	$—	$966,741

Operating income	$20,438	$—	$20,438

Reconciliation to Income before Income Taxes

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Segment operating income	$31,300	$20,438
Interest expense	(3,603)	(3,357)

Income before income taxes	$27,697	$17,081

Segment Assets

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)
As of March 31, 2011	$1,383,447	$199,707	$1,583,154

As of December 31, 2010	$1,333,599	$175,615	$1,509,214

12. Commitments and Contingencies
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

Regulatory Capital and Dividend Restrictions
Our principal operations are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. Our health plans are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $432.4 million at March 31, 2011, and $397.8 million at December 31, 2010. The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin have adopted these rules, which may vary from state to state. California and Florida have not yet adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.
As of March 31, 2011, our health plans had aggregate statutory capital and surplus of approximately $441.6 million compared with the required minimum aggregate statutory capital and surplus of approximately $274.1 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2011. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
13. Related Party Transactions
We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of both March 31, 2011 and December 31, 2010, our carrying amount for this investment totaled $4.4 million. For the three months ended March 31, 2011 and 2010, we paid $5.4 million and $4.4 million, respectively, for medical service fees to this provider.
14. Subsequent Event
On April 27, 2011, we announced that our board of directors authorized a 3-for-2 stock split of our common stock to be effected in the form of a stock dividend of one share of our stock for every two shares outstanding. The distribution of the dividend will be made on May 20, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. We use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated as a result of, but not limited to, risk factors related to the following:
•
significant budget pressures on state governments and their potential inability to maintain current rates, to implement expected rate increases, or to maintain existing benefit packages or membership eligibility thresholds or criteria;

•
uncertainties regarding the impact of the Patient Protection and Affordable Care Act, including its possible repeal, judicial overturning of the individual insurance mandate, the effect of various implementing regulations, and uncertainties regarding the likely impact of other federal or state health care and insurance reform measures;

•	management of our medical costs, including seasonal flu patterns and rates of utilization that are consistent with our expectations;
•
the success of our efforts to retain existing government contracts and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states, and our ability to grow our revenues consistent with our expectations;

•	the accurate estimation of incurred but not reported medical costs across our health plans;
•	risks associated with the continued growth in new Medicaid and Medicare enrollees;
•	retroactive adjustments to premium revenue or accounting estimates which require adjustment based upon subsequent developments, including Medicaid pharmaceutical rebates;
•	the continuation and renewal of the government contracts of both our health plans and Molina Medicaid Solutions and the terms under which such contracts are renewed;
•	the timing of receipt and recognition of revenue and the amortization of expense under the state contracts of Molina Medicaid Solutions in Maine and Idaho;
•	additional administrative costs and the potential payment of additional amounts to providers and/or the state by Molina Medicaid Solutions as a result of MMIS implementation issues in Idaho;
•	government audits and reviews, including the audit of our Medicare plans by CMS;
•	changes with respect to our provider contracts and the loss of providers;
•
the establishment of a federal or state medical cost expenditure floor as a percentage of the premiums we receive, and the interpretation and implementation of medical cost expenditure floors, administrative cost and profit ceilings, and profit sharing arrangements;

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures;
•	approval by state regulators of dividends and distributions by our health plan subsidiaries;
•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;
•	high dollar claims related to catastrophic illness;
•	the favorable resolution of litigation or arbitration matters;
•	restrictions and covenants in our credit facility;

•	the relatively small number of states in which we operate health plans;

•	the availability of financing to fund and capitalize our acquisitions and start-up activities and to meet our liquidity needs;
•	a state’s failure to renew its federal Medicaid waiver;
•	an inadvertent unauthorized disclosure of protected health information;
•	changes generally affecting the managed care or Medicaid management information systems industries;
•	increases in government surcharges, taxes, and assessments; and
•	changes in general economic conditions, including unemployment rates.
Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurances that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.
Overview
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. Our business comprises our Health Plans segment, consisting of licensed health maintenance organizations serving Medicaid populations in ten states, and our Molina Medicaid Solutions segment, which provides design, development, implementation, and business process outsourcing solutions to Medicaid agencies in an additional five states. We also have a direct delivery business that currently consists of 16 primary care community clinics in California and two primary care community clinics in Washington; additionally, we manage three county-owned primary care clinics under a contract with Fairfax County, Virginia.
Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. These health plans served approximately 1.6 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals as of March 31, 2011. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.
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
We report our financial performance based on the following two reportable segments: Health Plans; and Molina Medicaid Solutions.

First Quarter Performance Summary
The following table and narrative briefly summarizes our financial and operating performance for the three months ended March 31, 2011. Comparable metrics for the first quarter of 2010 are also shown. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio and the premium tax ratio are computed as a percentage of premium revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended March 31,
	2011	2010
	(Dollar amounts in thousands, except
	per-share data)
Earnings per diluted share	$0.56	$0.41
Premium revenue	$1,081,438	$965,220
Service revenue	$36,674	$—
Operating income	$31,300	$20,438
Net income	$17,388	$10,590
Total ending membership	1,647,000	1,482,000

Premium revenue	96.6%	99.8%
Service revenue	3.3	—
Investment income	0.1	0.2

Total revenue	100.0%	100.0%

Medical care ratio	84.5%	85.3%
General and administrative expense ratio	8.4%	8.2%
Premium tax ratio	3.4%	3.6%
Operating income	2.8%	2.1%
Net income	1.6%	1.1%
Effective tax rate	37.2%	38.0%
Our first quarter of 2011 was marked by strong membership growth, flat PMPM revenue, and lower medical costs. Compared with the first quarter of 2010, earnings per share in the first quarter of 2011 were up 37%, premium revenues were up 12%, operating income was up 53%, and aggregate membership grew by 11%. Meanwhile, the aggregate medical care ratio of our health plans declined by 80 basis points. Our larger and more established health plans performed the strongest in the quarter, with each of California, Ohio, Utah, and Washington having lower medical care ratios compared with the first quarter of 2010. Our Florida and Wisconsin health plans continue to face challenges, which we are working to address. Medicare enrollment exceeded 24,000 members at March 31, 2011, and Medicare premium revenue for the quarter was $85.4 million compared with $50.3 million in the first quarter of 2010. With respect to our Molina Medicaid Solutions business, our system stabilization efforts in Idaho and Maine are taking longer and are more costly than we had anticipated. However, our profit margins in our fiscal agent contracts in New Jersey, Louisiana, and West Virginia remain stable.
We remain concerned about state budget deficits, which are not expected to improve during the remainder of 2011. Accordingly, the rate environment for our health plans remains uncertain. However, our Missouri health plan has received notification that it will receive a blended rate increase of approximately 5% effective July 1, 2011. On May 5, 2011, we learned that our responsive bid in Arizona in connection with the re-procurement of the ALTCS program (Acute + Long Term Care Services) was not successful. The Company is in the process of reviewing and evaluating the bid scores and may file a protest as warranted. We continue to await the results of Molina Medicaid Solutions’ responsive bid in Louisiana to retain its MMIS contract in that state.
Composition of Revenue and Membership
Health Plans Segment
Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the three months ended March 31, 2011, we received approximately 94% of our premium revenue as a fixed per-member per-month, or PMPM, amount, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services, or CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
For the three months ended March 31, 2011, we received approximately 6% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.
The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for the Children’s Health Insurance Program, or CHIP, members are generally among our lowest, with rates as low as approximately $75 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the Temporary Assistance for Needy Families, or TANF, Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $100 in California to $230 in Missouri. Among our Medicaid Aged, Blind or Disabled, or ABD, membership, PMPM premiums range from approximately $320 in Utah to $1,000 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest PMPM premiums, at nearly $1,200 PMPM.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	March 31,	December 31,	March 31,
	2011	2010	2010
Total Ending Membership by Health Plan:
California	347,000	344,000	353,000
Florida	66,000	61,000	52,000
Michigan	225,000	227,000	226,000
Missouri	82,000	81,000	78,000
New Mexico	90,000	91,000	92,000
Ohio	248,000	245,000	228,000
Texas	128,000	94,000	40,000
Utah	80,000	79,000	75,000
Washington	341,000	355,000	338,000
Wisconsin(1)	40,000	36,000	—

Total	1,647,000	1,613,000	1,482,000

Total Ending Membership by State for our Medicare Advantage Plans(1):
California	5,300	4,900	2,700
Florida	600	500	300
Michigan	6,700	6,300	4,200
New Mexico	700	600	600
Ohio	400	—	—
Texas	600	700	500
Utah	6,700	8,900	7,100
Washington	3,300	2,600	1,600

Total	24,300	24,500	17,000

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	14,100	13,900	13,400
Florida	10,300	10,000	8,900
Michigan	32,000	31,700	32,700
New Mexico	5,600	5,700	5,800
Ohio	28,200	28,200	26,700
Texas	51,200	19,000	18,100
Utah	8,200	8,000	7,900
Washington	4,300	4,000	3,500
Wisconsin(1)	1,700	1,700	—

Total	155,600	122,200	117,000

(1)
We acquired the Wisconsin health plan on September 1, 2010. As of March 31, 2011, the Wisconsin health plan had approximately 2,400 Medicare Advantage members that are ceded 100% under a reinsurance contract with a third party; these members are not included in the membership tables herein.

Molina Medicaid Solutions Segment
Molina Medicaid Solutions’ MMIS contracts extend over a number of years, and cover the life of the MMIS from inception through at least the first five years of its operation. The contracts are subject to extension by the exercise of an option, and also by renewal of the base contract. The contracts have a life cycle beginning with the design, development, and implementation of the MMIS and continuing through the operation of the system. Payment during the design, development, and implementation phase of the contract, or the DDI phase, is generally based upon the attainment of specific milestones in systems development as agreed upon ahead of time by the parties. Payment during the operations phase typically takes the form of either a flat monthly fee or payment for specific measures of capacity or activity, such as the number of claims processed, or the number of Medicaid beneficiaries served by the MMIS. Contracts may also call for the adjustment of amounts paid if certain activity measures exceed or fall below certain thresholds. In some circumstances, revenue recognition may be delayed for long periods while we await formal customer acceptance of our products and/or services. In those circumstances, recognition of a portion of our costs may also be deferred.
Under our contracts in Louisiana, New Jersey, and West Virginia, we provide primarily business process outsourcing and technology outsourcing services, because the development of the MMIS solution has been completed. Under these contracts, we recognize outsourcing service revenue on a straight-line basis over the remaining term of the contract. In Maine, we completed the DDI phase of our contract effective September 1, 2010. In Idaho, we expect to complete the DDI phase of our contract during 2011. We began revenue and cost recognition for our Maine contract in September 2010, and expect to begin revenue and cost recognition for our Idaho contract in 2012.

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
•
Other — Expenses for medically related administrative costs of approximately $24.4 million, and $19.6 million, for the three months ended March 31, 2011, and 2010, respectively, including certain provider incentive costs, reinsurance, costs to operate our medical clinics, and other medical expenses.

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.
Molina Medicaid Solutions Segment
Cost of service revenue consists primarily of the costs incurred to provide business process outsourcing and technology outsourcing services under our contracts in Louisiana, Maine, New Jersey, West Virginia, and Florida, as well as certain selling, general and administrative expenses. Additionally, certain indirect costs incurred under our contracts in Maine (prior to exiting the DDI phase of that contract in September, 2010) and Idaho are also expensed to cost of services.
In some circumstances we may defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with a contract if revenue recognition is also deferred. Such deferred contract costs are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period. We began to recognize deferred costs for our Maine contract in September 2010, at the same time we began to recognize revenue associated with that contract. In Idaho, we expect to begin recognition of deferred contact costs in 2012, in a manner consistent with our anticipated recognition of revenue.

Results of Operations
Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010
Health Plans Segment
Premium Revenue
Premium revenue grew 12% in the three months ended March 31, 2011 compared with the three months ended March 31, 2010, due to a membership increase of 11%. Consolidated premium revenue increased by approximately 1% on a PMPM basis. Medicare enrollment exceeded 24,000 members at March 31, 2011, and Medicare premium revenue was $85.4 million for the three months ended March 31, 2011, compared with $50.3 million for the three months ended March 31, 2010.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended March 31,
	2011			2010
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee-for-service	$655,884	$133.78	71.8%	$566,879	$128.06	68.9%
Capitation	128,682	26.25	14.1	137,132	30.98	16.7
Pharmacy	91,576	18.68	10.0	90,071	20.35	10.9
Other	37,390	7.63	4.1	28,734	6.48	3.5

Total	$913,532	$186.34	100.0%	$822,816	$185.87	100.0%

The medical care ratio decreased to 84.5% in the three months ended March 31, 2011, compared with 85.3% for the three months ended March 31, 2010. Total medical care costs increased less than 1% PMPM, while medical care costs for our Medicaid membership decreased by approximately 2% PMPM.
•	Pharmacy costs (adjusted for the state’s retention of the pharmacy benefit in Ohio effective February 1, 2010) increased approximately 5% PMPM.
•	Capitation costs decreased approximately 15% PMPM, primarily due to the transition of members in Michigan and Washington into fee-for-service networks.
•
Fee-for-service costs increased approximately 4% PMPM, partially due to the transition of members from capitated provider networks into fee-for-service networks. Fee-for-service and capitation costs combined increased less than 1% PMPM.

•	Hospital admissions per thousand members per year decreased approximately 7%.
•	Pharmacy utilization was essentially flat, with the increase in costs being driven by higher costs per prescription.
The medical care ratio of the California health plan decreased to 84.3% in the three months ended March 31, 2011, from 86.8% in the three months ended March 31, 2010, as higher premium revenue PMPM more than offset an increase of approximately 27% in pharmacy costs and an increase of approximately 5% in fee-for-service costs.
The medical care ratio of the Florida health plan increased to 96.6% in the three months ended March 31, 2011, from 88.7% in the three months ended March 31, 2010, primarily due to higher fee-for-service and capitation costs, which more than offset lower pharmacy costs. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Florida health plan. The Florida health plan’s medical care ratio decreased from 100.2% in the fourth quarter of 2010.
The medical care ratio of the Michigan health plan increased to 81.2% in the three months ended March 31, 2011, from 80.8% in the three months ended March 31, 2010, as higher physician and outpatient facility fee-for-service costs and higher pharmacy costs more than offset lower capitation costs.

The medical care ratio of the Missouri health plan increased to 93.6% in the three months ended March 31, 2011, from 83.5% in the three months ended March 31, 2010, due to higher fee-for-service costs.
The medical care ratio of the New Mexico health plan increased to 82.8% in the three months ended March 31, 2011, from 77.4% in the three months ended March 31, 2010, as lower fee-for-service costs failed to offset the impact of a premium rate decrease of approximately 8.5% PMPM.
The medical care ratio of the Ohio health plan decreased to 74.6% in the three months ended March 31, 2011, from 79.1% in the three months ended March 31, 2010, due to an increase in Medicaid premium PMPM of approximately 4.5% effective January 1, 2011, and flat fee-for-service costs.
The medical care ratio of the Texas health plan increased to 91.1% in the three months ended March 31, 2011, from 82.5% in the three months ended March 31, 2010. Effective February 1, 2011, we added approximately 30,000 ABD Medicaid members in the Dallas-Fort Worth area, and effective September 1, 2010, we added approximately 54,000 members state-wide who are covered under CHIP.
The medical care ratio of the Utah health plan decreased to 79.3% in the three months ended March 31, 2011, from 105.0% in the three months ended March 31, 2010, primarily due to reduced fee-for-service costs in the outpatient facility and physician categories and an increase in Medicaid premium PMPM of approximately 7% effective July 1, 2010. Lower fee-for-service costs were the result of both lower unit costs and lower utilization.
The medical care ratio of the Washington health plan decreased to 86.6% in the first quarter of 2011 from 90.3% in the three months ended March 31, 2010. Lower capitation costs more than offset higher fee-for-service and higher pharmacy costs. Pharmacy costs for the Washington health plan’s Medicaid members grew approximately 22% PMPM.
The medical care ratio of the Wisconsin health plan (acquired September 1, 2010) was 118.1% in the three months ended March 31, 2011. The Wisconsin health plan recorded a premium deficiency reserve of $3.35 million in the first quarter of 2011. Absent that premium deficiency reserve, the Wisconsin health plan’s medical care ratio would have been approximately 98% for the three months ended March 31, 2011.
Health Plans Segment Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

		Three Months Ended March 31, 2011
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,041	$134,976	$129.63	$113,737	$109.24	84.3%	$1,902
Florida	192	49,222	256.63	47,568	248.01	96.6	17
Michigan	678	164,760	243.06	133,728	197.28	81.2	9,846
Missouri	245	55,166	225.33	51,608	210.79	93.6	—
New Mexico	271	84,606	311.93	70,038	258.21	82.8	1,965
Ohio	737	230,340	312.68	171,752	233.15	74.6	17,775
Texas	349	80,811	231.49	73,615	210.88	91.1	1,340
Utah	236	67,935	287.77	53,839	228.06	79.3	—
Washington	1,034	195,272	188.81	169,116	163.52	86.6	3,642
Wisconsin(2)	120	16,417	137.25	19,380	162.02	118.1	—
Other(3)	—	1,933	—	9,151	—	—	63

	4,903	$1,081,438	$220.58	$913,532	$186.34	84.5%	$36,550

		Three Months Ended March 31, 2010
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,062	$123,910	$116.67	$107,561	$101.28	86.8%	$1,628
Florida	154	39,088	253.45	34,687	224.91	88.7	6
Michigan	675	155,345	230.13	125,449	185.85	80.8	9,939
Missouri	234	52,143	223.01	43,516	186.11	83.5	—
New Mexico	280	95,598	341.02	74,015	264.03	77.4	2,004
Ohio	673	218,363	324.35	172,625	256.41	79.1	17,005
Texas	121	39,200	324.08	32,331	267.29	82.5	681
Utah	221	58,540	265.51	61,460	278.76	105.0	—
Washington	1,007	181,054	179.84	163,510	162.42	90.3	3,262
Wisconsin(2)	—	—	—	—	—	—	—
Other(3)	—	1,979	—	7,662	—	—	21

	4,427	$965,220	$218.04	$822,816	$185.87	85.3%	$34,546

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	We acquired the Wisconsin health plan on September 1, 2010.

(3)	“Other” medical care costs also include medically related administrative costs at the parent company.
Days in Medical Claims and Benefits Payable
The days in medical claims and benefits payable were as follows:

	March 31,	Dec. 31,	March 31,
	2011	2010	2010
Days in claims payable — fee-for-service only	41 days	42 days	44 days
Number of claims in inventory at end of period	185,300	143,600	153,700
Billed charges of claims in inventory at end of period (in thousands)	$250,600	$218,900	$194,000
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment for the three months ended March 31, 2011 was as follows:

(In thousands)
Service revenue before amortization	$38,860
Less: amortization of contract backlog recorded as contra-service revenue	(2,186)

Service revenue	36,674
Cost of service revenue	31,221
General and administrative costs	2,477
Amortization of customer relationship intangibles recorded as amortization	1,282

Operating income	$1,694

Consolidated Expenses
General and Administrative Expenses
General and administrative, or G&A, expenses, were $94.4 million, or 8.4% of total revenue, for the three months ended March 31, 2011 compared with $78.9 million, or 8.2% of total revenue, for the three months ended March 31, 2010.
Premium Tax Expense
Premium tax expense decreased to 3.4% of premium revenue in the three months ended March 31, 2011 from 3.6% in the three months ended March 31, 2010.

Depreciation and Amortization
Depreciation and amortization related to our Health Plans segment is all recorded in “Depreciation and Amortization” in the consolidated statements of income. Depreciation and amortization related to our Molina Medicaid Solutions segment is recorded within three different headings in the consolidated statements of income as follows:
•	Amortization of purchased intangibles relating to customer relationships is reported as amortization within the heading “Depreciation and Amortization;”
•	Amortization of purchased intangibles relating to contract backlog is recorded as a reduction of “Service Revenue;” and
•	Depreciation is recorded within the heading “Cost of Service Revenue.”
The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of revenue, or as cost of service revenue, and reconciles that amount to the consolidated statements of cash flows.

	Three Months Ended March 31,
	2011		2010
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(In thousands)
Depreciation	$7,401	0.7%	$6,412	0.7%
Amortization of intangible assets	5,266	0.4	3,649	0.3

Depreciation and amortization reported in the consolidated statements of income	12,667	1.1	10,061	1.0
Amortization recorded as reduction of service revenue	2,186	0.2	—	—
Depreciation recorded as cost of service revenue	3,241	0.3	—	—

Depreciation and amortization reported in the consolidated statements of cash flows	$18,094	1.6%	$10,061	1.0%

Interest Expense
Interest expense increased to $3.6 million for the three months ended March 31, 2011, from $3.4 million for the three months ended March 31, 2010. Interest expense includes non-cash interest expense relating to our convertible senior notes, which totaled $1.3 million and $1.2 million for the three months ended March 31, 2011, and 2010, respectively.
Income Taxes
Income tax expense was recorded at an effective rate of 37.2% for the three months ended March 31, 2011 compared with 38.0% for the three months ended March 31, 2010. The lower rate in 2011 was primarily due to lower state income taxes.
Liquidity and Capital Resources
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from premium revenue and investment income. Such cash flows are our primary source of liquidity. Thus, any future decline in our premium revenue or our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of March 31, 2011, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income increased slightly to $1.6 million for the three months ended March 31, 2011, compared with $1.5 million for the three months ended March 31, 2010.
Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold our restricted investments until maturity and, as a result, we would not expect to incur significant losses due to a sudden change in market interest rates. Declines in interest rates over time will reduce our investment income.
Cash in excess of the capital needs of our regulated health plans is generally paid to our unregulated parent company in the form of dividends, when and as permitted by applicable regulations, for general corporate use.
Cash provided by operating activities for the three months ended March 31, 2011 was $84.1 million compared with $26.2 million used in operating activities for the three months ended March 31, 2010, an increase of $110.3 million. The change is primarily attributable to the advance premium payment made in March 2011 by the state of Ohio to our Ohio health plan in the amount of $72.7 million. Deferred revenue, which was a use of operating cash totaling $90.7 million in three months ended March 31, 2010, was a source of operating cash totaling $84.2 million in the three months ended March 31, 2011. The change in deferred revenue was offset by changes in other current assets and liabilities.
Reconciliation of Non-GAAP(1) to GAAP Financial Measures
EBITDA(2)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Operating income	$31,300	$20,438
Add back:
Depreciation and amortization reported in the consolidated statements of cash flows	18,094	10,061

EBITDA	$49,394	$30,499

(1)	GAAP stands for U.S. generally accepted accounting principles.

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

Capital Resources
At March 31, 2011, the parent company — Molina Healthcare, Inc. — held cash and investments of approximately $25.6 million, compared with approximately $65.1 million of cash and investments at December 31, 2010. This decline was primarily due to capital contributions and/or advances to our Florida, Texas, and Wisconsin health plans in the first quarter of 2011.
On a consolidated basis, at March 31, 2011, we had working capital of $399.6 million compared with $392.4 million at December 31, 2010. At March 31, 2011, we had cash and investments of $870.8 million, compared with approximately $813.8 million of cash and investments at December 31, 2010.
We believe that our cash and credit resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Credit Facility
We are a party to an Amended and Restated Credit Agreement, dated as of March 9, 2005, as amended by the first amendment on October 5, 2005, the second amendment on November 6, 2006, the third amendment on May 25, 2008, the fourth amendment on April 29, 2010, and the fifth amendment on April 29, 2010, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”) for a revolving credit line of $150 million that matures in May 2012. The Credit Facility is intended to be used for general corporate purposes. As of March 31, 2011, and December 31, 2010, there was no outstanding principal debt balance under the Credit Facility. However, as of March 31, 2011, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the contract of MMS with the states of Maine and Idaho.
To the extent that in the future we incur any obligations under the Credit Facility, such obligations will be secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At March 31, 2011, we were in compliance with all financial covenants in the Credit Facility.
The commitment fee on the total unused commitments of the lenders under the Credit Facility is 50 basis points on all levels of the pricing grid, with the pricing grid referring to our ratio of consolidated funded debt to consolidated EBITDA. The pricing for LIBOR loans and base rate loans is 200 basis points at every level of the pricing grid. Thus, the applicable margins under the Credit Facility range between 2.75% and 3.75% for LIBOR loans, and between 1.75% and 2.75% for base rate loans. The Credit Facility carves out from our indebtedness and restricted payment covenants under the Credit Facility the $187.0 million current principal amount of the convertible senior notes, although the $187.0 million indebtedness is included in the calculation of our consolidated leverage ratio. The fixed charge coverage ratio under the Credit Facility is required to be no less than 3.00x.
The fifth amendment increased the maximum consolidated leverage ratio under the Credit Facility to 3.50 to 1.0 for the first and second quarters of 2010 and through August 14, 2010 (on a pro forma basis). Effective as of August 15, 2010, the maximum consolidated leverage ratio under the Credit Facility reverted back to 2.75 to 1.0.
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

Convertible Senior Notes
As of March 31, 2011, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 21.3067 shares of our common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $46.93 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.
Regulatory Capital and Dividend Restrictions
Our principal operations are conducted through our health plan subsidiaries operating in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. The health plans are subject to state laws that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and may restrict the timing, payment, and amount of dividends and other distributions that may be paid to Molina Healthcare, Inc. as the sole stockholder of each of our health plans. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries, after intercompany eliminations, which may not be transferable to us in the form of loans, advances, or cash dividends totaled $432.4 million at March 31, 2011, and $397.8 million at December 31, 2010.
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
At March 31, 2011, our health plans had aggregate statutory capital and surplus of approximately $441.6 million, compared to the required minimum aggregate statutory capital and surplus of approximately $274.1 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2011. We have the ability and commitment to provide additional working capital to each of our health plans when necessary to ensure that capital and surplus continue to meet regulatory requirements. Barring any change in regulatory requirements, we believe that we will continue to be in compliance with these requirements through 2011.
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

Revenue Recognition — Health Plans Segment
Certain components of premium revenue of our Health Plans segment are subject to accounting estimates, and are therefore subject to retroactive revision. Chief among these are:
•
Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premium revenue paid to our Florida health plan by the state of Florida may be refunded to the state if certain minimum amounts are not spent on defined behavioral health care costs. At March 31, 2011, we had not recorded any liability under the terms of this contract provision. If the state of Florida disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of this provision, including revisions to the definitions of premium revenue or behavioral health care costs, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our Florida health plan.

•
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premium revenue paid to our New Mexico health plan by the state of New Mexico may be refunded to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Our contract is for a three-year period, and the medical cost floor is based on premiums and medical care costs over the entire contract period. Effective July 1, 2008, our New Mexico health plan entered into a new three year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At March 31, 2011, we had recorded a liability of $7.0 million under the terms of these contract provisions. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our New Mexico health plan.

•
New Mexico Health Plan At-Risk Premium Revenue: Under our contract with the state of New Mexico, up to 1% of our New Mexico health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care and administrative measures dictated by the state. For the state fiscal year ending June 30, 2011 (the only contract year currently open for determination of at-risk premium revenue), our New Mexico health plan has received $1.9 million in at-risk revenue as of March 31, 2011. To date, we have recognized $0.9 million of that amount as revenue, and recorded a liability of approximately $1.0 million as of March 31, 2011, for the remainder. If the state of New Mexico disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required.

•
Ohio Health Plan At-Risk Premium Revenue: Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. Effective February 1, 2010 an additional 0.25% of the Ohio health plan’s revenue became refundable if certain pharmacy specific performance measures were not met. These performance measures are generally linked to various quality-of-care measures dictated by the state. The state of Ohio’s fiscal year ends June 30, and open contract years typically include the current state fiscal year and the immediately preceding state fiscal year (two state fiscal years in total). For the two open state fiscal years ending June 30, 2011, our Ohio health plan has received $8.5 million in at-risk revenue as of March 31, 2011. To date, we have recognized $4.7 million of that amount as revenue and recorded a liability of approximately $3.8 million as of March 31, 2011, for the remainder. If the state of Ohio disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required. For example, during the third quarter of 2010, we reversed the recognition of approximately $3.3 million of at-risk revenue of which $1.9 million and $1.4 million were initially recognized in 2010, and 2009, respectively.

•
Utah Health Plan Premium Revenue: Our Utah health plan may be entitled to receive additional premium revenue from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid during the period 2003 through August 31, 2009. In prior years, we estimated amounts we believed were recoverable under our savings sharing agreement with the state of Utah based on available information and our interpretation of our contract with the state. The state may not agree with our interpretation or our application of the contract language, and it may also not agree with the manner in which we have processed and analyzed our member claims and encounter records. Thus, the ultimate amount of savings sharing revenue that we realize from prior years may be subject to negotiation with the state. During 2007, as a result of an ongoing disagreement with the state of Utah, we wrote off the entire receivable, totaling $4.7 million.

Our Utah health plan continues to assert its claim to the amounts believed to be due under the savings share agreement. On April 19, 2011, the Director of the Utah Department of Health issued a Final Agency Order in an administrative proceeding initiated by our Utah health plan relating to the proper interpretation of the savings sharing language in the parties’ state fiscal year 2006 contract. Pursuant to that Order, the Department adopted the administrative law judge’s finding that the Utah health plan’s interpretation of the contract was correct and that the savings sharing amount due to the Utah health plan should be calculated under the health plan’s interpretation. The parties are in the process of calculating the net amounts due to the health plan for fiscal year 2006 and for all other years covered by the savings sharing language.

The final resolution of this matter, and the amount that may be realized by the Utah health plan, is currently uncertain and contingent upon future events. When additional information is known or agreement is reached with the state regarding the appropriate savings sharing payment amount, we will recognize that amount of savings sharing revenue, if any, in our financial statements. No receivables for saving sharing revenue have been established at March 31, 2011.

•
Texas Health Plan Profit Sharing: Under our contract with the state of Texas there is a profit-sharing agreement, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As of March 31, 2011, we had an aggregate liability of approximately $0.1 million accrued pursuant to our profit-sharing agreement with the state of Texas for the 2010 and 2011 contract years (ending August 31st of each year). Because the final settlement calculations include a claims run-out period of nearly one year, an adjustment to the amounts owed may be required.

•
Texas Health Plan At-Risk Premium Revenue: Under our contract with the state of Texas, up to 1% of our Texas health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality-of-care measures established by the state. The time period for the assessment of these performance measures had previously followed the state’s fiscal year, but effective January 1, 2011, it follows the calendar year. As of March 31, 2011, our Texas health plan has received $0.6 million in at-risk revenue, none of which has been recognized as revenue as of March 31, 2011. If the state of Texas disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required.

•
Medicare Premium Revenue: Based on member encounter data that we submit to CMS, our Medicare revenue is subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. That analysis is similar to the process for the adjustment of member risk scores, but is further complicated by member pharmacy cost sharing provisions attached to the Medicare pharmacy benefit that do not apply to the services measured by the member risk adjustment process. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns, there is no liability related to the potential recoupment of Medicare premium revenue at March 31, 2011. To the extent that the premium revenue ultimately received from CMS differs from recorded amounts, we will adjust reported Medicare revenue.

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
Because they include these three elements of service, our Molina Medicaid Solutions contracts are multiple-element arrangements. The following discussion applies to our contracts with multiple elements entered into prior to January 1, 2011, before our prospective adoption of ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements.
For those contracts entered into prior to January 1, 2011, we have no vendor specific objective evidence, or VSOE, of fair value for any of the individual elements in these contracts, and at no point in the contract will we have VSOE for the undelivered elements in the contract. We lack VSOE of the fair value of the individual elements of our Molina Medicaid Solutions contracts for the following reasons:
•	Each contract calls for the provision of its own specific set of products and services, which vary significantly between contracts; and
•	The nature of the MMIS installed varies significantly between our older contracts (proprietary mainframe systems) and our newer contracts (commercial off-the-shelf technology solutions).
The absence of VSOE within the context of a multiple element arrangement requires us to delay recognition of any revenue for an MMIS contract until completion of the DDI phase of the contract. Although the length of the DDI phase for any MMIS contract can vary considerably, the DDI phase typically takes about two years to complete. As a general principle, revenue recognition will therefore commence at the completion of the DDI phase, and all revenue will be recognized over the period that BPO services and training and support services are provided. Consistent with the deferral of revenue, recognition of all direct costs (such as direct labor, hardware, and software) associated with the DDI phase of our contracts is deferred until the commencement of revenue recognition. Deferred costs are recognized on a straight-line basis over the period of revenue recognition.
Provisions specific to each contract may, however, lead us to modify this general principle. In those circumstances, the right of the state to refuse acceptance of services, as well as the related obligation to compensate us, may require us to delay recognition of all or part of our revenue until that contingency (the right of the state to refuse acceptance) has been removed. In those circumstances we defer recognition of any revenue at risk (whether DDI, BPO services, or training and support services) until the contingency had been removed. In these circumstances, we would also defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with the contract (whether DDI, BPO services, or training and support services) on which revenue recognition is being deferred. Such deferred contract costs are recognized on a straight-line basis over the period of revenue recognition.
For all new or materially modified revenue arrangements with multiple elements entered into on or after January 1, 2011, which we expect will consist of contracts entered into by our Molina Medicaid Solutions segment, we will apply the guidance contained in ASU No. 2009-13. For these arrangements, we will allocate total arrangement consideration to the elements of the arrangement, which are expected to be DDI, BPO, and training and support, because this is consistent with the current elements included in our Molina Medicaid Solutions contracts. The arrangement allocation will be performed using the relative selling-price method. When determining the selling price of each element, we will first attempt to use VSOE if available. If VSOE is not available, we will attempt to use third-party evidence, or TPE, of vendors selling similar services to similarly situated customers on a standalone basis, if available. If neither VSOE nor TPE are available, we will use our best estimate of the selling price for each element.
We will then evaluate whether, at each stage in the life cycle of the contract, we are able to recognize revenue associated with that element. To the extent that our revenue arrangements have provisions that allow our state customers to refuse acceptance of services performed, we will still be required to defer revenue recognition until such state customers accept our performance. Once this acceptance is achieved, we will immediately recognize the revenue associated with any delivered elements which differs from our current practice for arrangements entered into prior to January 1, 2011, where the revenue associated with delivered elements is recognized over the final service element of the arrangement because VSOE for the other elements does not exist. As such, we expect that the adoption of ASU No. 2009-13 will result in an overall acceleration of revenue recognition with respect to any multiple-element arrangements entered into on or after January 1, 2011.
We began to recognize revenue and related deferred costs associated with our Maine contract in September 2010. In Idaho, we expect to begin recognition of deferred contact costs in 2012, in a manner consistent with our anticipated recognition of revenue. Molina Medicaid Solutions’ deferred revenue totaled $36.1 million at March 31, 2011, and $10.9 million at December 31, 2010, and unamortized deferred contract costs were $37.9 million at March 31, 2011, and $28.4 million at December 31, 2010.
The recoverability of deferred contract costs associated with a particular contract is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, the long-lived asset is written down by the amount of the cash flow deficiency. If a cash flow deficiency remains after reducing the balance of the long-lived asset to zero, any remaining deferred contract costs are evaluated for impairment. Any such impairment recognized would equal the amount by which the carrying value of the long-lived assets and deferred contract costs exceed the fair value of those assets.

Medical Claims and Benefits Payable — Health Plans Segment
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	March 31, 2011	Dec. 31, 2010
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$273,378	$275,259
Capitation payable	43,738	49,598
Pharmacy	16,953	14,649
Other	17,313	14,850

	$351,382	$354,356

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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $273.4 million of our total medical claims and benefits payable of $351.4 million as of March 31, 2011. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at March 31, 2011, was $267.4 million.
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

The following table reflects the change in our estimate of claims liability as of March 31, 2011 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding March 31, 2011 by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in	Increase (Decrease) in
Estimated	Medical Claims and
Completion Factors	Benefits Payable
(6)%	$83,261
(4)%	55,507
(2)%	27,754
2%	(27,754)
4%	(55,507)
6%	(83,261)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of March 31, 2011 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in	(Decrease) Increase in
Trended Per member Per Month	Medical Claims and
Cost Estimates	Benefits Payable
(6)%	$(67,651)
(4)%	(45,101)
(2)%	(22,550)
2%	22,550
4%	45,101
6%	67,651
The following per-share amounts are based on a combined federal and state statutory tax rate of 37.5%, and 30.8 million diluted shares outstanding for the three months ended March 31, 2011. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at March 31, 2011, net income for the three months ended March 31, 2011 would increase or decrease by approximately $8.7 million, or $0.28 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at March 31, 2011, net income for the three months ended March 31, 2011 would increase or decrease by approximately $7.0 million, or $0.23 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $43.4 million, or $1.41 per diluted share, and $35.2 million, or $1.14 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $8.7 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
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
As shown in greater detail in the table below, the amounts ultimately paid out on our prior period liabilities in fiscal years 2010 and through March 31, 2011, were less than what we had expected when we had established our reserves. While the specific reasons for the overestimation of our liabilities were different in each of the periods presented, in general the overestimations were tied to our assessment of specific circumstances at our individual health plans which were unique to those reporting periods.
We recognized a benefit from prior period claims development in the amount of $44.4 million for the three months ended March 31, 2011 (see table below). This amount represents our estimate as of March 31, 2011 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2010 exceeded the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2010 was due primarily to the following factors:
•	We overestimated the impact of an increase in pending high dollar claims at our Ohio health plan.
•	We underestimated the lower cost associated with changes to provider fee schedules (primarily for outpatient facility costs) in New Mexico effective November 1, 2010.

The following developments partially offset the overestimation of our claims liability at December 31, 2010:
•	In Missouri, delays in claims processing late in the fourth quarter of 2010 led us to underestimate the size of our claims liability at December 31, 2010.
•	We underestimated the costs associated with our assumption of risk for a new population in Texas (rural CHIP members) effective September 1, 2010.
We recognized a benefit from prior period claims development in the amount of $38.5 million, and $49.4 million for the three months ended March 31, 2010, and the year ended December 31, 2010, respectively (see table below). This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2009. The overestimation of claims liability at December 31, 2009 was the result of the following factors:
•	In New Mexico, we underestimated the degree to which cuts to the Medicaid fees schedule would reduce our liability as of December 31, 2009.
•
In California, we underestimated the extent to which various network restructuring, provider contracting, and medical management initiatives had reduced our medical care costs during the second half of 2009, thereby resulting in a lower liability at December 31, 2009.

In estimating our claims liability at March 31, 2011, we adjusted our base calculation to take account of the following factors that we believe are reasonably likely to change our final claims liability amount:
•	The assumption of risk for a new population by our Texas health plan (Dallas-Fort Worth area ABD members) effective February 1, 2011.
•
The transition of certain members by our Washington and Michigan health plans from full-risk capitated provider arrangements to fee-for-service providers effective December 31, 2010. This change had the effect of transferring back to the Company risk that had previously been assumed by capitated medical providers.

•	A substantial decline in claims inventory at our Florida and New Mexico health plans.
•	A substantial increase in claims inventory at our Michigan, Missouri, and Texas health plans.
•	Our liability for an unknown number of maternity related claims that were mistakenly paid on our behalf by the state of Michigan.
The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the underestimation or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2010 and through March 31, 2011, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both periods, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

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

	Three Months Ended March 31,		Year Ended
	2011	2010	Dec. 31, 2010
	(Dollars in thousands, except
	per-member amounts)
Balances at beginning of year	$354,356	$315,316	$315,316
Balance of acquired subsidiary	—	—	3,228
Components of medical care costs related to:
Current year	957,909	861,271	3,420,235
Prior years	(44,377)	(38,455)	(49,378)

Total medical care costs	913,532	822,816	3,370,857

Payments for medical care costs related to:
Current year	646,428	581,389	3,085,388
Prior years	270,078	230,970	249,657

Total paid	916,506	812,359	3,335,045

Balances at end of year	$351,382	$325,773	$354,356

Benefit from prior years as a percentage of:
Balance at beginning of year	12.5%	12.1%	15.7%
Premium revenue	4.1%	4.0%	1.2%
Medical care costs	4.9%	4.7%	1.5%
Claims Data:
Days in claims payable, fee for service only	41	44	42
Number of members at end of period	1,647,000	1,482,000	1,613,000
Fee-for-service claims processing and inventory information:
Number of claims in inventory at end of period	185,300	153,700	143,600
Billed charges of claims in inventory at end of period	$250,600	$194,000	$218,900
Claims in inventory per member at end of period	0.11	0.10	0.09
Billed charges of claims in inventory per member at end of period	$152.16	$130.90	$135.71
Number of claims received during the period	4,342,200	3,493,300	14,554,800
Billed charges of claims received during the period	$3,386,600	$2,760,500	$11,686,100
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Funds Prime Series — Institutional Class, and the PFM Funds Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Our investments consist solely of investment grade debt securities with a maximum maturity of five years or less and an average duration of two years or less. Restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our Health Plans segment and our Molina Medicaid Solutions segment operate.

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
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
We are involved in various legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. Based upon the evaluation of information currently available, we believe that these actions, when finally concluded and determined, are not likely to have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Item 1A.	Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. There has been no material change to the risk factors identified in Part 1, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 8, 2011.

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

MOLINA HEALTHCARE, INC. (Registrant)
Dated: May 9, 2011	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 9, 2011	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Title
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.