Form 10-Q
period 2011-06-30
MOLINA HEALTHCARE INC
filed 2011-07-27
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
The number of shares of the issuer’s Common Stock outstanding as of July 21, 2011, was approximately 46,065,000.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Amounts in thousands,
	except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$459,213	$455,886
Investments	356,600	295,375
Receivables	172,674	168,190
Deferred income taxes	16,423	15,716
Prepaid expenses and other current assets	23,246	22,772

Total current assets	1,028,156	957,939
Property and equipment, net	117,836	100,537
Deferred contract costs	42,557	28,444
Intangible assets, net	91,237	105,500
Goodwill and indefinite-lived intangible assets	212,484	212,228
Auction rate securities	18,958	20,449
Restricted investments	50,330	42,100
Receivable for ceded life and annuity contracts	24,075	24,649
Other assets	14,788	17,368

	$1,600,421	$1,509,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$341,613	$354,356
Accounts payable and accrued liabilities	133,005	137,930
Deferred revenue	128,599	60,086
Income taxes payable	5,605	13,176

Total current liabilities	608,822	565,548
Long-term debt	166,725	164,014
Deferred income taxes	14,468	16,235
Liability for ceded life and annuity contracts	24,075	24,649
Other long-term liabilities	20,474	19,711

Total liabilities	834,564	790,157

Stockholders’ equity (1):
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 46,062 shares at June 30, 2011 and 45,463 shares at December 31, 2010	46	45
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	262,988	251,612
Accumulated other comprehensive loss	(1,597)	(2,192)
Retained earnings	504,420	469,592

Total stockholders’ equity	765,857	719,057

	$1,600,421	$1,509,214

(1)	All applicable share and per-share amounts reflect the retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands, except
	net income per share)
	(Unaudited)
Revenue:
Premium revenue	$1,128,770	$976,685	$2,210,208	$1,941,905
Service revenue	36,888	21,054	73,562	21,054
Investment income	1,446	1,599	3,040	3,120

Total revenue	1,167,104	999,338	2,286,810	1,966,079

Expenses:
Medical care costs	949,359	839,613	1,862,891	1,662,429
Cost of service revenue	39,215	14,254	70,436	14,254
General and administrative expenses	96,921	78,079	191,357	156,959
Premium tax expenses	37,709	34,995	74,259	69,541
Depreciation and amortization	12,490	11,219	25,157	21,280

Total expenses	1,135,694	978,160	2,224,100	1,924,463

Operating income	31,410	21,178	62,710	41,616
Interest expense	3,683	4,099	7,286	7,456

Income before income taxes	27,727	17,079	55,424	34,160
Provision for income taxes	10,287	6,500	20,596	12,991

Net income	$17,440	$10,579	$34,828	$21,169

Net income per share (1):
Basic	$0.38	$0.27	$0.76	$0.55

Diluted	$0.38	$0.27	$0.75	$0.54

Weighted average shares outstanding (1):
Basic	45,897	38,611	45,743	38,541

Diluted	46,471	38,926	46,392	38,929

(1)	All applicable share and per-share amounts reflect the retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands)
	(Unaudited)
Net income	$17,440	$10,579	$34,828	$21,169
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	712	(355)	595	(227)

Other comprehensive income (loss)	712	(355)	595	(227)

Comprehensive income	$18,152	$10,224	$35,423	$20,942

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Amounts in thousands)
	(Unaudited)
Operating activities:
Net income	$34,828	$21,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,602	23,912
Deferred income taxes	(2,839)	624
Stock-based compensation	8,374	4,508
Non-cash interest on convertible senior notes	2,711	2,509
Amortization of premium/discount on investments	3,439	560
Amortization of deferred financing costs	1,007	687
Unrealized gain on trading securities	—	(2,860)
Loss on rights agreement	—	2,611
Tax deficiency from employee stock compensation	(489)	(383)
Changes in operating assets and liabilities:
Receivables	(4,424)	(1,598)
Prepaid expenses and other current assets	(2,780)	(6,348)
Medical claims and benefits payable	(12,743)	30,284
Accounts payable and accrued liabilities	(8,715)	27,958
Deferred revenue	69,498	(82,680)
Income taxes	(7,571)	4,910

Net cash provided by operating activities	114,898	25,863

Investing activities:
Purchases of equipment	(30,866)	(17,523)
Purchases of investments	(183,647)	(91,768)
Sales and maturities of investments	121,434	116,276
Net cash paid in business combinations	(3,253)	(134,400)
Increase in deferred contract costs	(16,405)	(8,018)
Increase in restricted investments	(8,230)	(4,754)
Change in other noncurrent assets and liabilities	2,190	757

Net cash used in investing activities	(118,777)	(139,430)

Financing activities:
Amount borrowed under credit facility	—	105,000
Credit facility fees paid	—	(1,671)
Proceeds from employee stock plans	5,640	1,543
Excess tax benefits from employee stock compensation	1,566	179

Net cash provided by financing activities	7,206	105,051

Net increase (decrease) in cash and cash equivalents	3,327	(8,516)
Cash and cash equivalents at beginning of period	455,886	469,501

Cash and cash equivalents at end of period	$459,213	$460,985

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Six Months Ended
	June 30,
	2011	2010
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$30,863	$6,604

Interest	$4,385	$6,222

Schedule of non-cash investing and financing activities:
Retirement of common stock used for stock-based compensation	$3,714	$1,673

Details of business combinations:
Increase in fair value of assets acquired	$(256)	$(143,983)
(Decrease) increase in fair value of liabilities assumed	(1,045)	11,832
Decrease in payable to seller	(1,952)	(2,249)

Net cash paid in business combinations	$(3,253)	$(134,400)

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2011
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals and to assist state agencies in their administration of the Medicaid program.
Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. As of June 30, 2011, these health plans served approximately 1.6 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.
Our Molina Medicaid Solutions segment, which we acquired during the second quarter of 2010, provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.
On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement Medicaid Management Information System, or MMIS, to another firm. We have submitted a protest in connection with this notice, and in response the state has issued a stay of the intent to award and all contract negotiations have ceased. Our revenue under the Louisiana MMIS contract from May 1, 2010, the date we acquired Molina Medicaid Solutions, through December 31, 2010, was approximately $32 million. For the six months ended June 30, 2011, our revenue under the Louisiana MMIS contract was approximately $24 million. Until the replacement MMIS is designed, developed, and implemented by the vendor that ultimately enters into a contract with the state, we will continue to perform under the existing MMIS contract, a period which we expect to last at least two years.
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
Adjustments and Reclassifications
We have adjusted all applicable share and per-share amounts to reflect the retroactive effects of the three-for-two stock split in the form of a stock dividend that was effective May 20, 2011.

We have reclassified certain amounts in the 2010 consolidated statement of cash flows to conform to the 2011 presentation.
2. Significant Accounting Policies
Recognition of Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of three elements of service. The first of these is the design, development and implementation, or DDI, of a Medicaid Management Information System, or MMIS. The second element, following completion of the DDI element, is the operation of the MMIS under a business process outsourcing, or BPO, arrangement. While providing BPO services, we also provide the state with the third contracted element — training and IT support and hosting services (training and support).
Because they include these three elements of service, our Molina Medicaid Solutions contracts are multiple-element arrangements. The following discussion applies to our contracts with multiple elements entered into prior to January 1, 2011, before our prospective adoption of Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Accounting Standards Codification, or ASC, Topic 605) — Multiple-Deliverable Revenue Arrangements.
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
Provisions specific to each contract may, however, lead us to modify this general principle. In those circumstances, the right of the state to refuse acceptance of services, as well as the related obligation to compensate us, may require us to delay recognition of all or part of our revenue until that contingency (the right of the state to refuse acceptance) has been removed. In those circumstances we defer recognition of any revenue at risk (whether DDI, BPO services, or training and support services) until the contingency has been removed. When we defer revenue recognition we also defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with the revenue deferred. Such deferred contract costs are recognized on a straight-line basis over the period of revenue recognition.
However, direct costs in excess of the estimated future net revenues associated with a contract may not be deferred. In circumstances where estimated direct costs over the life of a contract exceed estimated future net revenues of that contract, the excess of direct costs over revenue is expensed as a period cost. As noted below, we were unable to defer $7.0 million of direct contract costs associated with our Idaho contract during the second quarter of 2011 because estimated direct costs over the life of the contract exceed estimated future net revenues.
We began to recognize revenue and the related deferred costs associated with our Maine contract in September 2010.

In Idaho, revenue recognition is expected to begin during the second half of 2012. Consistent with the deferral of revenue, we have deferred recognition of the direct contract costs associated with that revenue. Deferred contract costs, if any, deferred through the date revenue recognition begins will be recognized simultaneously with revenue.
In late April of 2011, Idaho Department of Health and Welfare indicated that it wished to remit to us an amount approximately $5 to $6 million less than the amount of our invoices for the operation of the MMIS in that state for the period June 1, 2010 through December 31, 2010. The Department claimed at that time that we were not in compliance with certain contractual requirements during the period June 1, 2010 through December 31, 2010. We do not believe the basis of the proposed reduction was contractually sound. In June 2011, we reached tentative agreement with the Department regarding the determination of our monthly operating revenue in Idaho. As a result of the tentative agreement, we estimate that revenue from operations in Idaho will be reduced by approximately $3 million for the period June 1, 2010 through June 30, 2011, and by an additional $1 million for the period July 1, 2011 through December 31, 2011. We do not believe that the tentative agreement will result in any reduction to amounts previously expected to be received for operations subsequent to December 31, 2011. As noted above, all revenue associated with our Idaho MMIS contract is currently being deferred.
In assessing the recoverability of the deferred contract costs associated with the Idaho contract at June 30, 2011, we determined that our current estimate of expenses over the life of the Idaho MMIS contract exceeded our current estimate of net revenues to be derived from that contract by approximately $7.0 million. Accordingly, we expensed through cost of service revenue $7.0 million of direct costs associated with the Idaho contract that otherwise would have been recorded as deferred contract costs. The reduction in revenue discussed above, as well as higher expected costs over the term of the contract, have lowered the net amount that we expect to realize under the contract, requiring us to write down deferred contract costs. We currently expect the contract to perform financially at a break-even basis through its initial term. So long as we continue to defer revenue recognition under the contract, we will also continue to defer direct costs associated with the agreement, unless our analysis indicates that the contract is performing at less than break even.
Molina Medicaid Solutions’ deferred revenue totalled $38.6 million at June 30, 2011, and $10.9 million at December 31, 2010, and unamortized deferred contract costs were $42.6 million at June 30, 2011, and $28.4 million at December 31, 2010.
For all new or materially modified revenue arrangements with multiple elements entered into on or after January 1, 2011, which we expect will consist of contracts entered into by our Molina Medicaid Solutions segment, we apply the guidance contained in ASU No. 2009-13. For these arrangements, we allocate total arrangement consideration to the elements of the arrangement, which are expected to be DDI, BPO, and training and support, because this is consistent with the current elements included in our Molina Medicaid Solutions contracts. The arrangement allocation is performed using the relative selling-price method. When determining the selling price of each element, we first attempt to use VSOE if available. If VSOE is not available, we attempt to use third-party evidence, or TPE, of vendors selling similar services to similarly situated customers on a standalone basis, if available. If neither VSOE nor TPE are available, we use our best estimate of the selling price for each element.
We then evaluate whether, at each stage in the life cycle of the contract, we are able to recognize revenue associated with that element. To the extent that our revenue arrangements have provisions that allow our state customers to refuse acceptance of services performed, we are still required to defer revenue recognition until such state customers accept our performance. Once this acceptance is achieved, we immediately recognize the revenue associated with any delivered elements which differs from our current practice for arrangements entered into prior to January 1, 2011, where the revenue associated with delivered elements is recognized over the final service element of the arrangement because VSOE for the other elements does not exist. As such, we expect that the adoption of ASU No. 2009-13 will result in an overall acceleration of revenue recognition with respect to any multiple-element arrangements entered into on or after January 1, 2011. We have entered into no new or materially modified revenue arrangements with multiple elements since January 1, 2011.

Premium Deficiency Reserve
We assess the profitability of each contract by state for providing medical care services to our members and identify any contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. In the first quarter of 2011, our Wisconsin health plan recorded a premium deficiency reserve in the amount of $3.35 million to medical claims and benefits payable. As of June 30, 2011, the reserve balance was $1.6 million.
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
The total amount of unrecognized tax benefits was $11.0 million as of June 30, 2011 and December 31, 2010. Approximately $8.4 million of the unrecognized tax benefits recorded at June 30, 2011, relate to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.8 million as of June 30, 2011. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $8.9 million due to the expiration of statute of limitations and the resolution to the state refund claim described above.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011, and December 31, 2010, we had accrued $95,000 and $82,000, respectively, for the payment of interest and penalties.
Recent Accounting Pronouncements
Revenue Recognition. In late 2009, the Financial Accounting Standards Board, or FASB, issued the following accounting guidance relating to revenue recognition. Effective for interim and annual reporting beginning on or after December 15, 2010, we adopted this guidance in full effective January 1, 2011.
•
ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies previous requirements by requiring the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or verifiable objective evidence (“VOE”) (now referred to as “TPE” or third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when more objective evidence of the selling price cannot be determined. By providing an alternative for determining the selling price of deliverables, this guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. We have adopted this guidance effective January 1, 2011, and will apply it on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. Because we did not enter into any new or materially modified agreements with multiple elements and fixed payments in the six months ended June 30, 2011 that would have been impacted by this guidance, the adoption did not have a material impact on the timing or pattern of revenue recognition.

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
•
ASU No. 2010-28, Intangibles—Goodwill and Other (ASC Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of this guidance did not impact our consolidated financial position, results of operations or cash flows.

Presentation of Financial Statements. In June 2011, the FASB and International Accounting Standards Board, or IASB, issued the following guidance which modifies how other comprehensive income, or OCI, is reported under U.S. Generally Accepted Accounting Principles, or GAAP, and International Financial Reporting Standards, or IFRS. This guidance is effective for interim and annual reporting beginning on or after December 15, 2011.
•
ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income, a consensus of the FASB Emerging Issues Task Force. This guidance eliminates the option to present components of OCI as part of the statement of changes to stockholders’ equity. All filers are required to present all non-owner changes in stockholders’ equity in a single statement of comprehensive income or in two separate but consecutive statements. We do not expect the adoption of this guidance to impact our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or AICPA, and the Securities and Exchange Commission, or SEC, did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.
3. Earnings per Share
The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Shares outstanding at the beginning of the period	45,828	38,592	45,463	38,410
Weighted-average number of shares issued	69	19	280	131

Denominator for basic earnings per share	45,897	38,611	45,743	38,541
Dilutive effect of employee stock options and stock grants (1)	574	315	649	388

Denominator for diluted earnings per share (2)	46,471	38,926	46,392	38,929

(1)
Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended June 30, 2011, and 2010, there were approximately 81,200 and 724,500 antidilutive weighted options, respectively. For the six months ended June 30, 2011, and 2010, there were approximately 122,100 and 745,500 antidilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. There were no antidilutive weighted restricted shares for the three months and six months ended June 30, 2011. For the three months and six months ended June 30, 2010, there were approximately 1,500, and 13,500 antidilutive weighted restricted shares, respectively.

(2)
Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three month and six month periods ended June 30, 2011 and 2010.

4. Share-Based Compensation
At June 30, 2011, we had employee equity incentives outstanding under two plans: (1) the 2002 Equity Incentive Plan; and (2) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). On March 1, 2011, our chief executive officer, chief financial officer, and chief operating officer were awarded 150,000 shares, 112,500 shares, and 27,000 shares, respectively, of restricted stock with performance and service conditions. Each of the grants shall vest on March 1, 2012, provided that: (i) the Company’s total operating revenue for 2011 is equal to or greater than $3.7 billion, and (ii) the respective officer continues to be employed by the Company as of March 1, 2012. In the event both vesting conditions are not achieved, the equity compensation awards shall lapse. As of June 30, 2011, we expect these awards to vest in full.
Charged to general and administrative expenses, total stock-based compensation expense was as follows for the three month and six month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Restricted stock awards	$3,932	$2,106	$7,738	$3,745
Stock options (including shares issued under our employee stock purchase plan)	378	265	636	763

Total stock-based compensation expense	$4,310	$2,371	$8,374	$4,508

As of June 30, 2011, there was $22.0 million of total unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a remaining weighted-average period of 2.2 years. As of June 30, 2011, there was no remaining unrecognized compensation expense related to unvested stock options.
Unvested restricted stock and restricted stock activity for the six months ended June 30, 2011 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance as of December 31, 2010	1,253,624	$15.55
Granted	754,800	23.53
Vested	(450,324)	16.88
Forfeited	(53,029)	15.22

Unvested balance as of June 30, 2011	1,505,071	19.16

The total fair value of restricted shares granted during the six months ended June 30, 2011 and 2010 was $17.7 million and $11.2 million, respectively. The total fair value of restricted shares vested during the six months ended June 30, 2011 and 2010 was $10.9 million and $4.6 million, respectively.

Stock option activity for the six months ended June 30, 2011 is summarized below:

				Weighted
		Weighted		Average
		Average	Average	Remaining
		Grant Date	Intrinsic	Contractual
	Shares	Fair Value	Value	term
			(In thousands)	(Years)
Stock options outstanding as of December 31, 2010	770,421	$20.39
Exercised	(185,672)	19.23
Forfeited	(8,275)	22.29

Stock options outstanding as of June 30, 2011	576,474	20.75	$3,839	4.4

Stock options exercisable and expected to vest as of June 30, 2011	576,369	20.75	$3,838	4.3

Exercisable as of June 30, 2011	570,849	20.72	$3,817	4.4

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
The carrying amount of the convertible senior notes was $166.7 million and $164.0 million as of June 30, 2011, and December 31, 2010, respectively. Based on quoted market prices, the fair value of the convertible senior notes was approximately $215.8 million and $188.4 million as of June 30, 2011, and December 31, 2010, respectively.
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
As of June 30, 2011, we held certain assets that are required to be measured at fair value on a recurring basis. These included current investments in investment-grade debt securities that are designated as available-for-sale, and are reported at fair value based on market prices that are readily available (Level 1). See Note 6, “Investments,” for further information regarding fair value.
We also held investments in auction rate securities which are designated as available-for-sale, and are reported at fair value of $19.0 million (par value of $22.4 million) as of June 30, 2011.
Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of June 30, 2011. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, 2009, and 2010, and continued to be unavailable as of June 30, 2011. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining the fair value of the auction rate securities as of June 30, 2011. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost.

As a result of changes in the fair value of auction rate securities designated as available-for-sale, we recorded pretax unrealized gains of $0.7 million and pretax unrealized losses of $0.2 million to accumulated other comprehensive income (loss) for the six months ended June 30, 2011, and 2010, respectively. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
Until July 2, 2010, we held certain auction rate securities (designated as trading securities) with an investment securities firm. In 2008, we entered into a rights agreement with this firm that (1) allowed us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gave the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we received the par value. On June 30, 2010, and July 1, 2010, all of the eligible auction rate securities remaining at that time were settled at par value. During 2010, the aggregate auction rate securities (designated as trading securities) settled amounted to $40.9 million par value (fair value $36.7 million). Substantially all of the difference between par value and fair value on these securities was recovered through the rights agreement. For the six months ended 2010, we recorded pretax gains of $2.9 million on the auction rate securities underlying the Rights.
We accounted for the Rights as a freestanding financial instrument and, until July 2, 2010, recorded the value of the Rights under the fair value option. For the six months ended 2010, we recorded pretax losses of $2.6 million on the Rights, attributable to the decline in the fair value of the Rights. When the remaining eligible auction rate securities were sold at par value on July 1, 2010, the value of the Rights was zero.
Our assets measured at fair value on a recurring basis at June 30, 2011, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$243,277	$243,277	$—	$—
Government-sponsored enterprise securities (GSEs)	36,797	36,797	—	—
Municipal securities	41,028	41,028	—	—
U.S. treasury notes	32,240	32,240	—	—
Certificates of deposit	3,258	3,258	—	—
Auction rate securities	18,958	—	—	18,958

	$375,558	$356,600	$—	$18,958

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)
Balance at December 31, 2010	$20,449
Total gains (realized or unrealized):
Included in other comprehensive income	659
Settlements	(2,150)

Balance at June 30, 2011	$18,958

The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains relating to assets still held at June 30, 2011	$659

In 2010, we recorded a $2.8 million liability for contingent consideration related to the acquisition of our Wisconsin health plan. In the first quarter of 2011, we determined that there was no liability for contingent consideration relating to the acquisition. The liability for contingent consideration related to this acquisition was measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The following table presents a roll forward of this liability for 2011:

(Level 3)
(In thousands)
Balance at December 31, 2010	$(2,800)
Total gains included in earnings	2,800

Balance at June 30, 2011	$—

6. Investments
The following tables summarize our investments as of the dates indicated:

	June 30, 2011
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$246,215	$230	$3,168	$243,277
GSEs	36,917	50	170	36,797
Municipal securities (including non-current auction rate securities)	63,772	70	3,856	59,986
U.S. treasury notes	32,132	119	11	32,240
Certificates of deposit	3,258	—	—	3,258

	$382,294	$469	$7,205	$375,558

	December 31, 2010
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$179,124	$193	$1,388	$177,929
GSEs	59,790	293	370	59,713
Municipal securities (including non-current auction rate securities)	55,247	78	4,313	51,012
U.S. treasury notes	23,864	114	60	23,918
Certificates of deposit	3,252	—	—	3,252

	$321,277	$678	$6,131	$315,824

The contractual maturities of our investments as of June 30, 2011 are summarized below:

		Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$190,202	$188,005
Due one year through five years	170,192	169,025
Due after ten years	21,900	18,528

	$382,294	$375,558

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales and maturities of available-for-sale securities were $60.1 million and $42.8 million for the three months ended June 30, 2011, and 2010, respectively. Total proceeds from sales and maturities of available-for-sale securities were $121.4 million and $91.3 million for the six months ended June 30, 2011, and 2010, respectively. Net realized investment gains for the three months ended June 30, 2011, and 2010 were $21,000 and $43,000 respectively. Net realized investment gains for the six months ended June 30, 2011, and 2010 were $178,000 and $57,000 respectively.
We monitor our investments for other-than-temporary impairment. For investments other than our municipal securities, we have determined that unrealized gains and losses at June 30, 2011, and December 31, 2010, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
Approximately 32% of our investment in municipal securities consists of auction rate securities. As described in Note 5, “Fair Value Measurements,” the unrealized losses on these investments were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at June 30, 2011.
The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of June 30, 2011.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate debt securities	$159,261	$2,881	$12,715	$287	$171,976	$3,168
GSEs	14,745	102	2,034	68	16,779	170
Municipal securities	28,335	270	24,199	3,585	52,534	3,855
U.S. treasury notes	1,155	1	2,059	11	3,214	12

	$203,496	$3,254	$41,007	$3,951	$244,503	$7,205

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

	June 30,	December 31,
	2011	2010
	(In thousands)
Health Plans segment:
California	$30,501	$46,482
Michigan	14,974	13,596
Missouri	23,848	22,841
New Mexico	9,629	18,310
Ohio	19,511	21,622
Utah	5,634	1,589
Washington	12,371	14,486
Wisconsin	8,511	5,437
Others	3,796	3,598

Total Health Plans segment	128,775	147,961
Molina Medicaid Solutions segment	43,899	20,229

	$172,674	$168,190

During the second quarter of 2011, we settled certain claims we had made against the state of Utah regarding the savings share provision of our contract in effect from 2003 through June of 2009. Additionally, we recognized a liability for certain overpayments received from the state for the period 2003 through 2009. As a result of these developments, we recognized $6.9 million in premium revenue without any corresponding charge to expense during the second quarter of 2011.
8. Restricted Investments
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

	June 30,	December 31,
	2011	2010
	(In thousands)
California	$372	$372
Florida	8,044	4,508
Insurance Company	4,680	4,689
Michigan	1,000	1,000
Missouri	506	508
New Mexico	15,894	15,881
Ohio	9,076	9,066
Texas	3,500	3,501
Utah	2,787	1,279
Washington	151	151
Wisconsin	—	260
Other	4,320	885

	$50,330	$42,100

The contractual maturities of our held-to-maturity restricted investments as of June 30, 2011 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$46,732	$46,756
Due one year through five years	3,598	3,642

	$50,330	$50,398

9. Long-Term Debt
Credit Facility
We are a party to an Amended and Restated Credit Agreement, dated as of March 9, 2005, as amended by the first amendment on October 5, 2005, the second amendment on November 6, 2006, the third amendment on May 25, 2008, the fourth amendment on April 29, 2010, and the fifth amendment on April 29, 2010, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”) for a revolving credit line of $150 million that matures in May 2012. The Credit Facility is intended to be used for general corporate purposes. As of June 30, 2011, and December 31, 2010, there was no outstanding principal balance under the Credit Facility. However, as of June 30, 2011, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho.
To the extent that in the future we incur any obligations under the Credit Facility, such obligations will be secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At June 30, 2011, we were in compliance with all financial covenants in the Credit Facility.
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
Convertible Senior Notes
As of June 30, 2011, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

The proceeds from the issuance of the Notes have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of June 30, 2011, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 39 months. The Notes’ if-converted value did not exceed their principal amount as of June 30, 2011. At June 30, 2011, the equity component of the Notes, net of the impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	As of	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(20,275)	(22,986)

Net carrying amount	$166,725	$164,014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,753	$1,753	$3,506	$3,506
Amortization of the discount on the liability component	1,371	1,266	2,711	2,509

Total interest cost recognized	$3,124	$3,019	$6,217	$6,015

10. Stockholders’ Equity
On April 27, 2011, we announced that our board of directors authorized a 3-for-2 stock split of our common stock to be effected in the form of a stock dividend of one share of our stock for every two shares outstanding. The dividend was distributed on May 20, 2011.
In connection with the plans described in Note 4, “Share-Based Compensation,” we issued approximately 599,000 shares of common stock, net of shares retired to settle employees’ income tax obligations, for the six months ended June 30, 2011. For the six months ended June 30, 2011, the $11.4 million increase in additional paid-in capital was primarily generated by employee stock plan transactions.
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

Molina Medicaid Solutions was acquired on May 1, 2010; therefore, the three months and six months ended June 30, 2011 include only two months of operating results for this segment. Operating segment revenues and profitability for the three months and six months ended June 30, 2011 and 2010 were as follows:

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)
Three months ended June 30, 2011
Premium revenue	$1,128,770	$—	$1,128,770
Service revenue	—	36,888	36,888
Investment income	1,446	—	1,446

Total revenue	$1,130,216	$36,888	$1,167,104

Operating income (loss)	$36,894	$(5,484)	$31,410

Six months ended June 30, 2011
Premium revenue	$2,210,208	$—	$2,210,208
Service revenue	—	73,562	73,562
Investment income	3,040	—	3,040

Total revenue	$2,213,248	$73,562	$2,286,810

Operating income (loss)	$66,500	$(3,790)	$62,710

Three months ended June 30, 2010
Premium revenue	$976,685	$—	$976,685
Service revenue	—	21,054	21,054
Investment income	1,599	—	1,599

Total revenue	$978,284	$21,054	$999,338

Operating income	$16,173	$5,005	$21,178

Six months ended June 30, 2010
Premium revenue	$1,941,905	$—	$1,941,905
Service revenue	—	21,054	21,054
Investment income	3,120	—	3,120

Total revenue	$1,945,025	$21,054	$1,966,079

Operating income	$36,611	$5,005	$41,616

Reconciliation to Income before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Segment operating income	$31,410	$21,178	$62,710	$41,616
Interest expense	(3,683)	(4,099)	(7,286)	(7,456)

Income before income taxes	$27,727	$17,079	$55,424	$34,160

Segment Assets

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)
As of June 30, 2011	$1,382,365	$218,056	$1,600,421

As of December 31, 2010	$1,333,599	$175,615	$1,509,214

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
Regulatory Capital and Dividend Restrictions
Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $438.5 million at June 30, 2011, and $397.8 million at December 31, 2010.
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
As of June 30, 2011, our health plans had aggregate statutory capital and surplus of approximately $448.0 million compared with the required minimum aggregate statutory capital and surplus of approximately $273.6 million. All of our health plans were in compliance with the minimum capital requirements at June 30, 2011. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

13. Related Party Transactions
We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of both June 30, 2011, and December 31, 2010, our carrying amount for this investment totaled $4.4 million. For the three months ended June 30, 2011 and 2010, we paid $6.6 million, and $5.3 million, respectively, for medical service fees to this provider. For the six months ended June 30, 2011 and 2010, we paid $11.9 million, and $9.7 million, respectively, for medical service fees to this provider.

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
Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
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
Adjustments
We have adjusted all applicable share and per-share amounts to reflect the retroactive effects of the three-for-two stock split in the form of a stock dividend that was effective May 20, 2011.
Overview
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. Our business comprises our Health Plans segment, consisting of licensed health maintenance organizations serving Medicaid populations in ten states, and our Molina Medicaid Solutions segment, which provides design, development, implementation, and business process outsourcing solutions to Medicaid agencies in an additional five states. We also have a direct delivery business that currently consists of 14 primary care community clinics in California and two primary care community clinics in Washington; additionally, we manage three county-owned primary care clinics under a contract with Fairfax County, Virginia.
We report our financial performance based on the following two reportable segments: Health Plans; and Molina Medicaid Solutions.

Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. These health plans served approximately 1.6 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals as of June 30, 2011. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.
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
Composition of Revenue and Membership
Health Plans Segment
Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the six months ended June 30, 2011, we received approximately 94% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services, or CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
For the six months ended June 30, 2011, we received approximately 6% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.
The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for the Children’s Health Insurance Program, or CHIP, members are generally among our lowest, with rates as low as approximately $75 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the Temporary Assistance for Needy Families, or TANF, Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $100 in California to $240 in Missouri. Among our Medicaid Aged, Blind or Disabled, or ABD, membership, PMPM premiums range from approximately $320 in Utah to $1,000 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy, inpatient and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest PMPM premiums, at nearly $1,200 PMPM.
The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2011	2011	2010	2010
Total Ending Membership by Health Plan:
California	348,000	347,000	344,000	348,000
Florida	66,000	66,000	61,000	54,000
Michigan	220,000	225,000	227,000	226,000
Missouri	80,000	82,000	81,000	78,000
New Mexico	89,000	90,000	91,000	93,000
Ohio	245,000	248,000	245,000	234,000
Texas	129,000	128,000	94,000	42,000
Utah	82,000	80,000	79,000	77,000
Washington	345,000	341,000	355,000	346,000
Wisconsin (1)	41,000	40,000	36,000	—

Total	1,645,000	1,647,000	1,613,000	1,498,000

	June 30,	March 31,	December 31,	June 30,
	2011	2011	2010	2010
Total Ending Membership by State for our Medicare Advantage Plans (1):
California	6,000	5,300	4,900	3,600
Florida	600	600	500	500
Michigan	7,100	6,700	6,300	5,000
New Mexico	700	700	600	600
Ohio	200	400	—	—
Texas	600	600	700	600
Utah	7,000	6,700	8,900	8,100
Washington	4,000	3,300	2,600	1,900

Total	26,200	24,300	24,500	20,300

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	17,000	14,100	13,900	13,600
Florida	10,300	10,300	10,000	9,300
Michigan	31,600	32,000	31,700	31,600
New Mexico	5,600	5,600	5,700	5,800
Ohio	28,700	28,200	28,200	27,400
Texas	52,000	51,200	19,000	18,500
Utah	8,300	8,200	8,000	7,600
Washington	4,400	4,300	4,000	3,700
Wisconsin (1)	1,700	1,700	1,700	—

Total	159,600	155,600	122,200	117,500

(1)
We acquired the Wisconsin health plan on September 1, 2010. As of June 30, 2011, the Wisconsin health plan had approximately 2,300 Medicare Advantage members covered under a reinsurance contract with a third party; these members are not included in the membership tables herein.

Molina Medicaid Solutions Segment
Molina Medicaid Solutions’ MMIS contracts extend over a number of years, and cover the life of the MMIS from inception through at least the first five years of its operation. The contracts are subject to extension by the exercise of an option, and also by renewal of the base contract. The contracts have a life cycle beginning with the design, development, and implementation of the MMIS and continuing through the operation of the system. Payment during the design, development, and implementation phase of the contract, or the DDI phase, is generally based upon the attainment of specific milestones in systems development as agreed upon ahead of time by the parties. Payment during the operations phase typically takes the form of either a flat monthly fee or payment for specific measures of capacity or activity, such as the number of claims processed, or the number of Medicaid beneficiaries served by the MMIS. Contracts may also call for the adjustment of amounts paid if certain activity measures exceed or fall below certain thresholds. In some circumstances, revenue recognition may be delayed for long periods while we await formal customer acceptance of our products and/or services. In those circumstances, recognition of a portion of our costs may be deferred.
Under our contracts in Louisiana, New Jersey, and West Virginia, we provide primarily business process outsourcing and technology outsourcing services, because the development of the MMIS solution has been completed. Under these contracts, we recognize outsourcing service revenue on a straight-line basis over the remaining term of the contract. In Maine we completed the DDI phase of our contract effective September 1, 2010. In Idaho, we expect to complete the DDI phase of our contract during 2011. We began revenue and cost recognition for our Maine contract in September 2010, and expect to begin revenue and cost recognition for our Idaho contract in the second half of 2012.

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
•
Other — Expenses for medically related administrative costs of approximately $49.6 million, and $41.0 million, for the six months ended June 30, 2011 and 2010, respectively, including certain provider incentive costs, reinsurance, costs to operate our medical clinics, and other medical expenses.

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.
Molina Medicaid Solutions Segment
Cost of service revenue consists primarily of the costs incurred to provide business process outsourcing and technology outsourcing services under our contracts in Louisiana, Maine, New Jersey, West Virginia, and Florida, as well as certain selling, general and administrative expenses. Additionally, certain indirect costs incurred under our contracts in Maine (prior to exiting the DDI phase of that contract in September 2010) and Idaho are also expensed to cost of service revenue.
In some circumstances we may defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with a contract if revenue recognition is also deferred. Such deferred contract costs are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period. We began to recognize deferred costs for our Maine contract in September 2010, at the same time we began to recognize revenue associated with that contract. In Idaho, we expect to begin recognition of deferred contract costs in the second half of 2012, in a manner consistent with our anticipated recognition of revenue.
Second Quarter Performance Summary
The following table and narrative briefly summarizes our financial and operating performance for the three and six months ended June 30, 2011. Comparable metrics for the second quarter of 2010 are also shown. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio and the premium tax ratio are computed as a percentage of premium revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollar amounts in thousands, except per share data)
Earnings per diluted share	$0.38	$0.27	$0.75	$0.54
Premium revenue	$1,128,770	$976,685	$2,210,208	$1,941,905
Service revenue	$36,888	$21,054	$73,562	$21,054
Operating income	$31,410	$21,178	$62,710	$41,616
Net income	$17,440	$10,579	$34,828	$21,169
Total ending membership	1,645,000	1,498,000	1,645,000	1,498,000

Premium revenue	96.7%	97.7%	96.7%	98.8%
Service revenue	3.2	2.1	3.2	1.1
Investment income	0.1	0.2	0.1	0.1

Total revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	84.1%	86.0%	84.3%	85.6%
General and administrative expense ratio	8.3%	7.8%	8.4%	8.0%
Premium tax ratio	3.3%	3.6%	3.4%	3.6%
Operating income	2.7%	2.1%	2.7%	2.1%
Net income	1.5%	1.1%	1.5%	1.1%
Effective tax rate	37.1%	38.1%	37.2%	38.0%
Compared with the second quarter of 2010, our second quarter of 2011 was marked by strong membership growth, increased PMPM revenue, and lower medical costs. Earnings per share in the second quarter of 2011 were up 41%, over the second quarter of 2010, premium revenues were up 16%, operating income was up 48%, and aggregate membership grew by 10%. Meanwhile, the aggregate medical care ratio of our health plans declined by 190 basis points. Our larger and more established health plans performed the strongest in the quarter, with each of California, Michigan, Ohio, Utah, and Washington having lower medical care ratios compared with the second quarter of 2010. Our Florida and Wisconsin health plans continue to face challenges, and our Texas health plan also experienced an increase in its medical care ratio in the second quarter. We have undertaken a number of measures—focused on both utilization and unit cost reductions—to improve the profitability of our Florida, Wisconsin, and Texas health plans. Our previous experiences in entering new states and in serving new populations —where we were able over time to reduce initially high medical care ratios—gives us confidence that we have the ability to improve the performance of our Florida, Wisconsin, and Texas health plans.
Medicare enrollment exceeded 26,000 members at June 30, 2011, and Medicare premium revenue for the quarter was $95.5 million compared with $67.6 million in the second quarter of 2010. With respect to our Molina Medicaid Solutions business, our system stabilization efforts in Idaho and Maine are taking longer and are more costly than we had anticipated. However, our profit margins in our fiscal agent contracts in New Jersey, Louisiana, and West Virginia remain stable, and we believe that the profitability of the Molina Medicaid Solutions segment will improve as system development and stabilization costs in Idaho and Maine decline.
We remain concerned about state budget deficits, which are not expected to improve during the remainder of 2011. Accordingly, the rate environment for our health plans remains uncertain, and in some instances we expect rate reductions during the second half of 2011, including a 2.5% reduction in New Mexico effective July 1, 2011, a 2% reduction in Utah effective July 1, 2011, and a modest rate reduction in Texas expected to be effective September 1, 2011. We also believe that the state of California intends to implement a rate reduction in the second half of 2011. However, our Missouri health plan has received notification that it will receive a blended rate increase of approximately 5% effective July 1, 2011.
On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement MMIS to another firm. We have submitted a protest in connection with this notice, and in response the state has issued a stay of the intent to award and all contract negotiations have ceased. Our revenue under the Louisiana MMIS contract from May 1, 2010, the date we acquired Molina Medicaid Solutions, through December 31, 2010, was approximately $32 million. For the six months ended June 30, 2011, our revenue under the Louisiana MMIS contract was $24 million. Until the replacement MMIS is designed, developed, and implemented by the vendor that ultimately enters into a contract with the state, we will continue to perform under the existing MMIS contract, a period which we expect to last at least two years.

Results of Operations
Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010
Health Plans Segment
Premium Revenue
In the three months ended June 30, 2011 compared with the three months ended June 30, 2010, premium revenue grew 16% due to membership and PMPM revenue increases of approximately 10% and 5%, respectively. Medicare premium revenue was $95.5 million for the three months ended June 30, 2011, compared with $67.6 million for the three months ended June 30, 2010.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended June 30,
	2011			2010
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$695,551	$140.80	73.2%	$594,960	$132.95	70.9%
Capitation	125,958	25.50	13.2	136,764	30.56	16.3
Pharmacy	87,870	17.79	9.4	75,170	16.80	8.9
Other	39,980	8.09	4.2	32,719	7.31	3.9

Total	$949,359	$192.18	100.0%	$839,613	$187.62	100.0%

The ratio of medical care costs to premium revenue (the medical care ratio, or MCR) decreased to 84.1% in the three months ended June 30, 2011, compared with 86.0% for the three months ended June 30, 2010. Total medical care costs increased less than 3% PMPM, and less than 2% PMPM excluding the Texas health plan.
•	Pharmacy costs increased approximately 6% PMPM.
•	Capitation costs decreased approximately 17% PMPM, primarily due to the transition of members in Michigan and Washington into fee-for-service networks.
•	Fee-for-service costs increased approximately 6% PMPM, partially due to the transition of members from capitated provider networks into fee-for-service networks.

•	Fee-for-service and capitation costs combined increased less than 2% PMPM.
•	Hospital utilization decreased approximately 8%.
The medical care ratio of the California health plan decreased to 84.5% in the three months ended June 30, 2011, from 85.1% in the three months ended June 30, 2010, as higher premium revenue PMPM more than offset increased pharmacy and fee-for-service costs. The California health plan added approximately 2,800 new Aged, Blind or Disabled, or ABD, members in June 2011 with an average premium revenue PMPM of approximately $450. We believe that the state of California intends to implement a rate reduction in the second half of 2011.
The medical care ratio of the Florida health plan increased to 97.0% in the three months ended June 30, 2011, from 94.4% in the three months ended June 30, 2010, primarily due to higher fee-for-service and capitation costs, which more than offset lower pharmacy costs. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Florida health plan.

The medical care ratio of the Michigan health plan decreased to 78.7% in the three months ended June 30, 2011, from 86.6% in the three months ended June 30, 2010, due to lower fee-for-service and capitation costs. Revenue at the Michigan health plan was reduced by approximately $5.5 million during the second quarter of 2010 due to retroactive rate reductions implemented by the state. Absent those reductions, the Michigan health plan’s medical care ratio would have been approximately 83.7% for the three months ended June 30, 2010.
The medical care ratio of the Missouri health plan increased to 90.2% in the three months ended June 30, 2011, from 89.5% in the three months ended June 30, 2010, due to higher fee-for-service costs. The Missouri health plan received a premium rate increase of approximately 5% effective July 1, 2011.
The medical care ratio of the New Mexico health plan increased to 83.7% in the three months ended June 30, 2011, from 79.6% in the three months ended June 30, 2010, as lower fee-for-service costs failed to offset the impact of rate reductions. Additionally, premium revenues were reduced due to an increase—in the second half of 2010—in the minimum contractual amount the plan is required to spend on medical costs. The New Mexico health plan received a premium rate reduction of approximately 2.5% effective July 1, 2011.
The medical care ratio of the Ohio health plan decreased to 77.6% in the three months ended June 30, 2011, from 82.0% in the three months ended June 30, 2010, due to an increase in Medicaid premium PMPM of approximately 4.5% effective January 1, 2011 and modestly lower fee-for-service costs.
The medical care ratio of the Texas health plan increased to 95.0% in the three months ended June 30, 2011, from 90.0% in the three months ended June 30, 2010. Effective February 1, 2011, we added approximately 30,000 ABD Medicaid members in the Dallas-Fort Worth area, and effective September 1, 2010, we added approximately 54,000 members state-wide who are covered under the Children’s Health Insurance Program, or CHIP. Costs associated with our ABD contracts, particularly in the Dallas-Fort Worth region, are running substantially higher than in our other markets, due to both high utilization and high unit costs. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Texas health plan. We believe that the state of Texas intends to implement a modest rate reduction effective September 1, 2011.
The medical care ratio of the Utah health plan decreased to 75.4% in the three months ended June 30, 2011, from 93.9% in the three months ended June 30, 2010, primarily due to reduced fee-for-service costs and an increase in Medicaid premium PMPM of approximately 7% effective July 1, 2010. Lower fee-for-service costs were the result of both lower unit costs and lower utilization. During the second quarter of 2011 we settled certain claims we had made against the state regarding the savings share provision of our contract in effect from 2003 through June of 2009. Additionally, we recognized a liability for certain overpayments received from the state for the period 2003 through 2009. As a result of these developments, we recognized $6.9 million in premium revenue without any corresponding charge to expense during the second quarter of 2011. The Utah health plan received a premium rate reduction of approximately 2% effective July 1, 2011.
The medical care ratio of the Washington health plan increased to 84.8% in the three months ended June 30, 2011, from 83.1% in the three months ended June 30, 2010. Higher fee-for-service and pharmacy costs more than offset lower capitation costs.
The medical care ratio of the Wisconsin health plan (acquired September 1, 2010) was 80.8% in the three months ended June 30, 2011. The Wisconsin health plan recorded a premium deficiency reserve of $3.35 million in the first quarter of 2011. That premium deficiency reserve was reduced by $1.8 million in the second quarter. Absent the premium deficiency reserve reduction, the Wisconsin plan’s MCR would have been approximately 91% in the three months ended June 30, 2011. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Wisconsin health plan.

Health Plans Segment Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended June 30, 2011
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,043	$139,097	$133.35	$117,511	$112.66	84.5%	$1,921
Florida	197	49,770	252.78	48,294	245.29	97.0	34
Michigan	668	165,575	247.74	130,325	195.00	78.7	9,728
Missouri	243	56,625	232.80	51,100	210.08	90.2	—
New Mexico	270	81,973	304.29	68,579	254.57	83.7	2,423
Ohio	736	230,874	313.36	179,102	243.09	77.6	17,782
Texas	391	104,399	267.06	99,154	253.64	95.0	2,063
Utah	244	77,507	318.32	58,473	240.15	75.4	—
Washington	1,027	202,595	197.39	171,742	167.33	84.8	3,662
Wisconsin(2)	121	17,840	147.02	14,415	118.79	80.8	44
Other(3)	—	2,515	—	10,664	—	—	52

	4,940	$1,128,770	$228.50	$949,359	$192.18	84.1%	$37,709

	Three Months Ended June 30, 2010
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,050	$124,551	$118.57	$106,006	$100.92	85.1%	$1,637
Florida	160	41,462	260.32	39,134	245.70	94.4	6
Michigan	679	156,769	230.76	135,763	199.84	86.6	9,711
Missouri	234	51,779	220.86	46,320	197.58	89.5	—
New Mexico	280	91,949	328.48	73,210	261.54	79.6	2,987
Ohio	695	212,669	306.34	174,275	251.03	82.0	16,512
Texas	125	43,493	348.45	39,133	313.52	90.0	705
Utah	230	64,934	281.44	60,975	264.28	93.9	—
Washington	1,022	186,204	182.23	154,792	151.49	83.1	3,394
Wisconsin(2)	—	—	—	—	—	—	—
Other(3)	—	2,875	—	10,005	—	—	43

	4,475	$976,685	$218.25	$839,613	$187.62	86.0%	$34,995

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	We acquired the Wisconsin health plan on September 1, 2010.

(3)	“Other” medical care costs also include medically related administrative costs at the parent company.
Days in Medical Claims and Benefits Payable
The days in medical claims and benefits payable were as follows:

	June 30,	March 31,	Dec. 31,	June 30,
(Dollars in thousands)	2011	2011	2010	2010
Days in claims payable — fee-for-service only	39 days	41 days	42 days	44 days
Number of claims in inventory at end of period	121,900	185,300	143,600	106,700
Billed charges of claims in inventory at end of period (dollars in thousands)	$205,800	$250,600	$218,900	$147,500
Molina Medicaid Solutions Segment
Molina Medicaid Solutions was acquired on May 1, 2010; therefore, the three months ended June 30, 2010 include only two months of operating results for this segment. Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended	Two Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Service revenue before amortization	$38,434	$22,645
Less: amortization recorded as reduction of service revenue	(1,546)	(1,591)

Service revenue	36,888	21,054
Cost of service revenue	39,215	14,254
General and administrative costs	1,875	966
Amortization of customer relationship intangibles recorded as amortization	1,282	829

Operating (loss) income	$(5,484)	$5,005

In late April of 2011, Idaho Department of Health and Welfare indicated that it wished to remit to us an amount approximately $5 to $6 million less than the amount of our invoices for the operation of the MMIS in that state for the period June 1, 2010 through December 31, 2010. The Department claimed at that time that we were not in compliance with certain contractual requirements during the period June 1, 2010 through December 31, 2010. We do not believe the basis of the proposed reduction was contractually sound. In June 2011, we reached tentative agreement with the Department regarding the determination of our monthly operating revenue in Idaho. As a result of the tentative agreement, we estimate that revenue from operations in Idaho will be reduced by approximately $3 million for the period June 1, 2010 through June 30, 2011, and by an additional $1 million for the period July 1, 2011 through December 31, 2011. We do not believe that the tentative agreement will result in any reduction to amounts previously expected to be received for operations subsequent to December 31, 2011.
We are currently deferring recognition of all revenue as well as all direct costs (to the extent that such costs are estimated to be recoverable) in Idaho until the MMIS in that state receives certification from the Centers for Medicare and Medicaid Services. Cost of service revenue for the second quarter of 2011 includes $7.0 million of direct costs associated with the Idaho contract that would otherwise have had been recorded as deferred contract costs. In assessing the recoverability of the deferred contract costs associated with the Idaho contract at June 30, 2011, we determined that these costs should be expensed as a period cost. The reduction in anticipated revenue discussed above, as well as higher expected costs over the term of the contract, have lowered the net amount that we expect to realize under the contract, requiring us to write down deferred contract costs.
Financial results remain strong under our Louisiana, New Jersey, and West Virginia MMIS contracts. Based upon our cost experience, we believe that the contract pricing agreed to by our predecessor under the Idaho and Maine MMIS contracts was inappropriately low. However, we believe that the profitability of the Molina Medicaid Solutions segment will improve as system development and stabilization costs in those two states decline.
A substantial milestone for the Idaho contract was reached in early July 2011, when we received notice from the Idaho Department of Health and Welfare that the exit of our MMIS from “pilot operations” and “user acceptance testing” had been approved, and that we may now invoice the state for certain payments associated with that approval.
Consolidated Expenses
General and Administrative Expenses
General and administrative, or G&A, expenses, were $96.9 million, or 8.3% of total revenue, for the three months ended June 30, 2011 compared with $78.1 million, or 7.8% of total revenue, for the three months ended June 30, 2010.
Premium Tax Expenses
Premium tax expense decreased to 3.3% of premium revenue, in the three months ended June 30, 2011, from 3.6% in the three months ended June 30, 2010, due to a shift in revenue to states with comparatively low premium tax rates.
Interest Expense
Interest expense decreased to $3.7 million for the three months ended June 30, 2011, from $4.1 million for the three months ended June 30, 2010. Interest expense includes non-cash interest expense relating to our convertible senior notes, which totalled $1.4 million and $1.3 million for the three months ended June 30, 2011, and 2010, respectively.
Income Taxes
Income tax expense is recorded at an effective rate of 37.1% for the three months ended June 30, 2011 compared with 38.1% for the three months ended June 30, 2010. The lower rate in 2011 is primarily due to lower state income taxes.
Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010
Health Plans Segment
Premium Revenue
Premium revenue grew 14% in the six months ended June 30, 2011, compared with the six months ended June 30, 2010, due to membership and PMPM revenue increases of 10% and 3%, respectively. Medicare premium revenue was $180.8 million for the six months ended June 30, 2011, compared with $117.9 million for the six months ended June 30, 2010.

Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Six Months Ended June 30,
	2011			2010
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$1,351,435	$137.31	72.5%	$1,161,839	$130.52	69.9%
Capitation	254,640	25.87	13.7	273,896	30.77	16.5
Pharmacy	179,446	18.23	9.6	165,241	18.56	9.9
Other	77,370	7.86	4.2	61,453	6.90	3.7

Total	$1,862,891	$189.27	100.0%	$1,662,429	$186.75	100.0%

The medical care ratio decreased to 84.3% in the six months ended June 30, 2011, compared with 85.6% for the six months ended June 30, 2010. Total medical care costs increased less than 2% PMPM.
•	Pharmacy costs (adjusted for the state’s retention of the pharmacy benefit in Ohio effective February 1, 2010) increased approximately 5% PMPM.
•	Capitation costs decreased approximately 16% PMPM, primarily due to the transition of members in Michigan and Washington into fee-for-service networks.
•	Fee-for-service costs increased approximately 5% PMPM, partially due to the transition of members from capitated provider networks into fee-for-service networks.
•	Fee-for-service and capitation costs combined increased approximately 1% PMPM.
•	Hospital utilization decreased approximately 7%.
The medical care ratio of the California health plan decreased to 84.4% in the six months ended June 30, 2011, from 86.0% in the six months ended June 30, 2010, as higher premium revenue PMPM more than offset higher pharmacy and fee-for-service costs. We believe that the state of California intends to implement a rate reduction in the second half of 2011.
The medical care ratio of the Florida health plan increased to 96.8% in the six months ended June 30, 2011, from 91.7% in the six months ended June 30, 2010, primarily due to higher fee-for-service and capitation costs, which more than offset lower pharmacy costs. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Florida health plan.
The medical care ratio of the Michigan health plan decreased to 79.9% in the six months ended June 30, 2011, from 83.7% in the six months ended June 30, 2010 as lower pharmacy and capitation costs more than offset increased fee-for-service costs. As discussed above, the medical care ratio for the Michigan health plan was increased in the first half of 2011 by retroactive rate reductions implemented by the state. The total impact of those reductions was to decrease premium revenue by $8.7 million in the first half of 2010. Absent those reductions, the Michigan health plan’s medical ratio would have been approximately 81.4% for the six months ended June 30, 2010.
The medical care ratio of the Missouri health plan increased to 91.9% in the six months ended June 30, 2011, from 86.5% in the six months ended June 30, 2010, due to higher fee-for-service costs. As noted above, the Missouri health plan received a premium rate increase of approximately 5% effective July 1, 2011.

The medical care ratio of the New Mexico health plan increased to 83.2% in the six months ended June 30, 2011, from 78.5% in the six months ended June 30, 2010, as lower fee-for-service costs failed to offset the impact of rate reductions. Additionally, premium revenues were reduced due to an increase—in the second half of 2010—in the minimum contractual amount the plan is required to spend on medical costs. The New Mexico health plan received a premium rate reduction of approximately 2.5% effective July 1, 2011.
The medical care ratio of the Ohio health plan decreased to 76.1% in the six months ended June 30, 2011, from 80.5% in the six months ended June 30, 2010, due to an increase in Medicaid premium PMPM of approximately 4.5% effective January 1, 2011 and modestly lower fee-for-service costs.
The medical care ratio of the Texas health plan increased to 93.3% in the six months ended June 30, 2011, from 86.4% in the six months ended June 30, 2010. Effective February 1, 2011, we added approximately 30,000 ABD Medicaid members in the Dallas-Fort Worth area, and effective September 1, 2010, we added approximately 54,000 members state-wide who are covered under CHIP. Costs associated with our ABD contracts, particularly in the Dallas-Fort Worth region, are running substantially higher than in our other markets, due to both high utilization and high unit costs. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Texas health plan. We believe that the state of Texas intends to implement a modest rate reduction effective September 1, 2011.
The medical care ratio of the Utah health plan decreased to 77.2% in the six months ended June 30, 2011, from 99.2% in the six months ended June 30, 2010, primarily due to reduced fee-for-service outpatient and physician costs and an increase in Medicaid premium PMPM of approximately 7% effective July 1, 2010. Lower fee-for-service costs were the result of both lower unit costs and lower utilization. During the second quarter we settled certain claims with the state regarding the savings share provision of our contract in effect from 2003 through June of 2009. We settled for the contract years 2006 through 2009 and recognized $6.9 million in premium revenue without any corresponding charge to expense. The Utah health plan received a premium rate reduction of approximately 2% effective July 1, 2011.
The medical care ratio of the Washington health plan decreased to 85.7% in the six months ended June 30, 2011, from 86.7% in the six months ended June 30, 2010. Lower capitation costs more than offset higher fee-for-service and higher pharmacy costs.
The medical care ratio of the Wisconsin health plan (acquired September 1, 2010) was 98.7% in the six months ended June 30, 2011. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Wisconsin health plan.
Health Plans Segment Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Six Months Ended June 30, 2011
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	2,084	$274,073	$131.49	$231,248	$110.95	84.4%	$3,823
Florida	389	98,992	254.68	95,863	246.63	96.8	51
Michigan	1,346	330,335	245.38	264,053	196.15	79.9	19,575
Missouri	488	111,792	229.05	102,707	210.44	91.9	—
New Mexico	541	166,579	308.12	138,616	256.40	83.2	4,388
Ohio	1,473	461,213	313.02	350,853	238.12	76.1	35,557
Texas	740	185,210	250.28	172,769	233.47	93.3	3,403
Utah	480	145,442	303.28	112,312	234.20	77.2	—
Washington	2,061	397,867	193.09	340,857	165.42	85.7	7,323
Wisconsin(2)	241	34,257	142.17	33,794	140.25	98.7	44
Other(3)	—	4,448	—	19,819	—	—	95

	9,843	$2,210,208	$224.56	$1,862,891	$189.27	84.3%	$74,259

	Six Months Ended June 30, 2010
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	2,112	$248,461	$117.62	$213,567	$101.10	86.0%	$3,265
Florida	314	80,550	256.94	73,821	235.47	91.7	12
Michigan	1,354	312,114	230.45	261,212	192.87	83.7	19,650
Missouri	468	103,922	221.93	89,836	191.85	86.5	—
New Mexico	560	187,547	334.75	147,225	262.78	78.5	4,991
Ohio	1,368	431,032	315.20	346,900	253.68	80.5	33,517
Texas	246	82,693	336.46	71,464	290.77	86.4	1,386
Utah	451	123,474	273.66	122,435	271.36	99.2	—
Washington	2,029	367,258	181.05	318,302	156.91	86.7	6,656
Wisconsin(2)	—	—	—	—	—	—	—
Other(3)	—	4,854	—	17,667	—	—	64

	8,902	$1,941,905	$218.15	$1,662,429	$186.75	85.6%	$69,541

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	We acquired the Wisconsin health plan on September 1, 2010.

(3)	“Other” medical care costs also include medically related administrative costs of the parent company.
Molina Medicaid Solutions Segment
Molina Medicaid Solutions was acquired on May 1, 2010; therefore, the six months ended June 30, 2010 include only two months of operating results for this segment. Performance of the Molina Medicaid Solutions segment was as follows:

	Six Months Ended	Two Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Service revenue before amortization	$77,294	$22,645
Amortization recorded as reduction of service revenue	(3,732)	(1,591)

Service revenue	73,562	21,054
Cost of service revenue	70,436	14,254
General and administrative costs	4,352	966
Amortization of customer relationship intangibles recorded as amortization	2,564	829

Operating (loss) income	$(3,790)	$5,005

Consolidated Expenses and Other
General and Administrative Expenses
General and administrative expenses were $191.4 million, or 8.4% of total revenue, for the six months ended June 30, 2011 compared with $157.0 million, or 8.0% of total revenue, for the six months ended June 30, 2010.
Premium Tax Expense
Premium tax expense decreased to 3.4% of premium revenue, in the six months ended June 30, 2011, from 3.6% in the six months ended June 30, 2010, due to a shift in revenue to states with comparatively low premium tax rates.

Interest Expense
Interest expense decreased to $7.3 million for the six months ended June 30, 2011, from $7.5 million for the six months ended June 30, 2010. Interest expense includes non-cash interest expense relating to our convertible senior notes, which totalled $2.7 million, and $2.5 million for the six months ended June 30, 2011 and 2010, respectively.
Income Taxes
Income tax expense is recorded at an effective rate of 37.2% for the six months ended June 30, 2011 compared with 38.0% for the six months ended June 30, 2010. The lower rate in 2011 is primarily due to lower state income taxes.
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
The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of revenue, or as cost of service revenue.

	Three Months Ended June 30,
	2011		2010
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)
Depreciation	$7,225	0.6%	$6,711	0.7%
Amortization of intangible assets	5,265	0.5	4,508	0.4

Depreciation and amortization reported as such in the consolidated statements of income	12,490	1.1	11,219	1.1
Amortization recorded as reduction of service revenue	1,546	0.1	1,591	0.2
Depreciation recorded as cost of service revenue	2,472	0.2	1,041	0.1

Total	$16,508	1.4%	$13,851	1.4%

	Six Months Ended June 30,
	2011		2010
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)
Depreciation	$14,625	0.6%	$13,123	0.7%
Amortization of intangible assets	10,532	0.5	8,157	0.4

Depreciation and amortization reported as such in the consolidated statements of income	25,157	1.1	21,280	1.1
Amortization recorded as reduction of service revenue	3,732	0.2	1,591	0.1
Depreciation recorded as cost of service revenue	5,713	0.2	1,041	—

Total	$34,602	1.5%	$23,912	1.2%

Liquidity and Capital Resources
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue and investment income. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of June 30, 2011, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income decreased to $3.0 million for the six months ended June 30, 2011, compared with $3.1 million for the six months ended June 30, 2010. Our annualized portfolio yield for the six months ended June 30, 2011 was 0.7% compared with 0.9% for the six months ended June 30, 2010.
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
Cash provided by operating activities for the six months ended June 30, 2011 was $114.9 million compared with $25.9 million for the six months ended June 30, 2010, an increase of $89.0 million. Deferred revenue, which was a source of operating cash totalling $69.5 million in 2011, was a use of operating cash totalling $82.7 million in 2010.
Cash provided by financing activities decreased due to $105 million borrowed under our credit facility in the second quarter of 2010 in connection with our acquisition of Molina Medicaid Solutions, with no comparable activity in the current year.

Reconciliation of Non-GAAP (1) to GAAP Financial Measures
EBITDA (2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Operating income	$31,410	$21,178	$62,710	$41,616
Add back:
Depreciation and amortization reported in the consolidated statements of cash flows	16,508	13,851	34,602	23,912

EBITDA	$47,918	$35,029	$97,312	$65,528

(1)	GAAP stands for U.S. generally accepted accounting principles.

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

Capital Resources
At June 30, 2011, the parent company — Molina Healthcare, Inc. — held cash and investments of approximately $49.6 million, compared with approximately $65.1 million of cash and investments at December 31, 2010. This decline was primarily due to capital contributions and /or advances to our Florida, Texas, and Wisconsin health plans in the first quarter of 2011.
On a consolidated basis, at June 30, 2011, we had working capital of $419.3 million compared with $392.4 million at December 31, 2010. At June 30, 2011 we had cash and investments of $885.1 million, compared with $813.8 million of cash and investments at December 31, 2010.
We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Credit Facility
We are a party to an Amended and Restated Credit Agreement, dated as of March 9, 2005, as amended by the first amendment on October 5, 2005, the second amendment on November 6, 2006, the third amendment on May 25, 2008, the fourth amendment on April 29, 2010, and the fifth amendment on April 29, 2010, among Molina Healthcare Inc., certain lenders, and Bank of America N.A., as Administrative Agent (the “Credit Facility”) for a revolving credit line of $150 million that matures in May 2012. The Credit Facility is intended to be used for general corporate purposes. As of June 30, 2011, and December 31, 2010, there was no outstanding principal balance under the Credit Facility. However, as of June 30, 2011, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho.
To the extent that in the future we incur any obligations under the Credit Facility, such obligations will be secured by a lien on substantially all of our assets and by a pledge of the capital stock of our health plan subsidiaries (with the exception of the California health plan). The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, investments, and a fixed charge coverage ratio. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 at any time. At June 30, 2011, we were in compliance with all financial covenants in the Credit Facility.

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
Shelf Registration Statement
Under a shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission in December 2008, we have up to $182.5 million available for the issuance of our securities, including common stock, warrants, or debt securities, that may be publicly offered from time to time at prices and terms to be determined at the time of the offering.
Convertible Senior Notes
As of June 30, 2011, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.
Regulatory Capital and Dividend Restrictions
Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $438.5 million at June 30, 2011, and $397.8 million at December 31, 2010.
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
As of June 30, 2011, our health plans had aggregate statutory capital and surplus of approximately $448.0 million compared with the required minimum aggregate statutory capital and surplus of approximately $273.6 million. All of our health plans were in compliance with the minimum capital requirements at June 30, 2011. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
Contractual Obligations
In our Annual Report on Form 10-K for the year ended December 31, 2010, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

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
Revenue Recognition — Health Plans Segment
Certain components of premium revenue are subject to accounting estimates, and are therefore subject to retroactive revision. Chief among these are:
•
Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premium revenue paid to our Florida health plan by the state of Florida may be refunded to the state if certain minimum amounts are not spent on defined behavioral health care costs. At June 30, 2011, we had not recorded any liability under the terms of this contract provision. If the state of Florida disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of this provision, including revisions to the definitions of premium revenue or behavioral health care costs, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our Florida health plan.

•
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premium revenue paid to our New Mexico health plan by the state of New Mexico may be refunded to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Effective July 1, 2008, our New Mexico health plan entered into a new four-year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At June 30, 2011, we had recorded a liability of $12.1 million under the terms of these contract provisions. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our New Mexico health plan.

•
New Mexico Health Plan At-Risk Premium Revenue: Under our contract with the state of New Mexico, up to 1% of our New Mexico health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care and administrative measures dictated by the state. For the twelve months ended through the end of the state fiscal year on June 30, 2011, our New Mexico health plan has received $2.6 million in at-risk revenue for state fiscal year 2011. We have recognized $1.9 million of that amount as revenue, and recorded a liability of approximately $0.7 million as of June 30, 2011, for the remainder. If the state of New Mexico disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required.

•
Ohio Health Plan At-Risk Premium Revenue: Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. Effective February 1, 2010, an additional 0.25% of the Ohio health plan’s revenue became refundable if certain pharmacy specific performance measures were not met. These performance measures are generally linked to various quality-of-care measures dictated by the state. For the twelve months ended through the end of the state fiscal year on June 30, 2011, our Ohio health plan has received $10.3 million in at-risk revenue for state fiscal year 2011. We have recognized $8.6 million of that amount as revenue, and recorded a liability of approximately $1.7 million as of June 30, 2011, for the remainder. If the state of Ohio disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required. For example, during the third quarter of 2010, we reversed the recognition of approximately $3.3 million of at-risk revenue, of which $1.9 million and $1.4 million were initially recognized in 2010, and 2009, respectively.

•
Utah Health Plan Premium Revenue: Our Utah health plan was entitled to receive additional premium revenue from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid during the period 2003 through August 31, 2009.

During the second quarter of 2011 we settled all claims related to state contract years 2006 through 2009 and received payments totalling $13.6 million in settlement of this matter. The state in turn has made demands upon us totalling $9.6 million to recover alleged over payment of premium revenue to us for the period 2003 through 2009. We are disputing many of those claims and have recorded a liability of approximately $6.7 million in connection with the premium revenue overpayments. We recognized approximately $6.9 million of revenue in connection with this matter during the second of quarter of 2011, without any corresponding increase to expense.

•
Texas Health Plan Profit Sharing: Under our contract with the state of Texas there is a profit-sharing agreement, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As of June 30, 2011, we had an aggregate liability of approximately $0.1 million accrued pursuant to our profit-sharing agreement with the state of Texas for the 2010 and 2011 contract years (ending August 31st of each year). Because the final settlement calculations include a claims run-out period of nearly one year, an adjustment to the amounts owed may be required.

•
Texas Health Plan At-Risk Premium Revenue: Under our contract with the state of Texas, up to 1% of our Texas health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality-of-care measures established by the state. The time period for the assessment of these performance measures previously followed the state’s fiscal year, but effective January 1, 2011, it follows the calendar year. For the six months ended June 30, 2011, our Texas health plan has received $1.2 million in at-risk revenue for calendar year 2011. We have recognized $0.6 million of that amount as revenue, and recorded a liability of approximately $0.6 million as of June 30, 2011, for the remainder. If the state of Texas disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required.

•
Medicare Premium Revenue: Based on member encounter data that we submit to CMS, our Medicare revenue is subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. That analysis is similar to the process for the adjustment of member risk scores, but is further complicated by member pharmacy cost sharing provisions attached to the Medicare pharmacy benefit that do not apply to the services measured by the member risk adjustment process. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns, there is no liability related to the potential recoupment of Medicare premium revenue at June 30, 2011. To the extent that the premium revenue ultimately received from CMS differs from recorded amounts, we will adjust reported Medicare revenue.

Recognition of Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of three elements of service. The first of these is the design, development and implementation, or DDI, of a Medicaid Management Information System, or MMIS. The second element, following completion of the DDI element, is the operation of the MMIS under a business process outsourcing, or BPO, arrangement. While providing BPO services, we also provide the state with the third contracted element — training and IT support and hosting services (training and support).
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

Provisions specific to each contract may, however, lead us to modify this general principle. In those circumstances, the right of the state to refuse acceptance of services, as well as the related obligation to compensate us, may require us to delay recognition of all or part of our revenue until that contingency (the right of the state to refuse acceptance) has been removed. In those circumstances we defer recognition of any revenue at risk (whether DDI, BPO services, or training and support services) until the contingency has been removed. When we defer revenue recognition we also defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with the revenue deferred. Such deferred contract costs are recognized on a straight-line basis over the period of revenue recognition.
However, direct costs in excess of the estimated future net revenues associated with a contract may not be deferred. In circumstances where estimated direct costs over the life of a contract exceed estimated future net revenues of that contract, the excess of direct costs over revenue is expensed as a period cost. As noted below, we were unable to defer $7.0 million of direct contract costs associated with our Idaho contract during the second quarter of 2011 because estimated direct costs over the life of the contract exceed estimated future net revenues.
We began to recognize revenue and the related deferred costs associated with our Maine contract in September 2010.
In Idaho, revenue recognition is expected to begin during the second half of 2012. Consistent with the deferral of revenue, we have deferred recognition of the direct contract costs associated with that revenue. Deferred contract costs, if any, deferred through the date revenue recognition begins will be recognized simultaneously with revenue.
In late April of 2011, Idaho Department of Health and Welfare indicated that it wished to remit to us an amount approximately $5 to $6 million less than the amount of our invoices for the operation of the MMIS in that state for the period June 1, 2010 through December 31, 2010. The Department claimed at that time that we were not in compliance with certain contractual requirements during the period June 1, 2010 through December 31, 2010. We do not believe the basis of the proposed reduction was contractually sound. In June 2011, we reached tentative agreement with the Department regarding the determination of our monthly operating revenue in Idaho. As a result of the tentative agreement, we estimate that revenue from operations in Idaho will be reduced by approximately $3 million for the period June 1, 2010 through June 30, 2011, and by an additional $1 million for the period July 1, 2011 through December 31, 2011. We do not believe that the tentative agreement will result in any reduction to amounts previously expected to be received for operations subsequent to December 31, 2011. As noted above, all revenue associated with our Idaho MMIS contract is currently being deferred.
In assessing the recoverability of the deferred contract costs associated with the Idaho contract at June 30, 2011, we determined that our current estimate of expenses over the life of the Idaho MMIS contract exceeded our current estimate of net revenues to be derived from that contract by approximately $7.0 million. Accordingly, we expensed through cost of service revenue $7.0 million of direct costs associated with the Idaho contract that otherwise would have been recorded as deferred contract costs. The reduction in revenue discussed above, as well as higher expected costs over the term of the contract, have lowered the net amount that we expect to realize under the contract, requiring us to write down deferred contract costs. We currently expect the contract to perform financially at a break even basis through its initial term. So long as we continue to defer revenue recognition under the contract, we will also continue to defer direct costs associated with the agreement, unless our analysis indicates that the contract is performing at less than break even.
Molina Medicaid Solutions’ deferred revenue totalled $38.6 million at June 30, 2011, and $10.9 million at December 31, 2010, and unamortized deferred contract costs were $42.6 million at June 30, 2011, and $28.4 million at December 31, 2010.

For all new or materially modified revenue arrangements with multiple elements entered into on or after January 1, 2011, which we expect will consist of contracts entered into by our Molina Medicaid Solutions segment, we apply the guidance contained in ASU No. 2009-13. For these arrangements, we allocate total arrangement consideration to the elements of the arrangement, which are expected to be DDI, BPO, and training and support, because this is consistent with the current elements included in our Molina Medicaid Solutions contracts. The arrangement allocation is performed using the relative selling-price method. When determining the selling price of each element, we first attempt to use VSOE if available. If VSOE is not available, we attempt to use third-party evidence, or TPE, of vendors selling similar services to similarly situated customers on a standalone basis, if available. If neither VSOE nor TPE are available, we use our best estimate of the selling price for each element.
We then evaluate whether, at each stage in the life cycle of the contract, we are able to recognize revenue associated with that element. To the extent that our revenue arrangements have provisions that allow our state customers to refuse acceptance of services performed, we are still required to defer revenue recognition until such state customers accept our performance. Once this acceptance is achieved, we immediately recognize the revenue associated with any delivered elements which differs from our current practice for arrangements entered into prior to January 1, 2011, where the revenue associated with delivered elements is recognized over the final service element of the arrangement because VSOE for the other elements does not exist. As such, we expect that the adoption of ASU No. 2009-13 will result in an overall acceleration of revenue recognition with respect to any multiple-element arrangements entered into on or after January 1, 2011. We have entered into no new or materially modified revenue arrangements with multiple elements since January 1, 2011.
Medical Claims and Benefits Payable — Health Plans Segment
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	June 30,	Dec. 31,	June 30,
	2011	2010	2010
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$270,558	$275,259	$268,652
Capitation payable	43,131	49,598	49,101
Pharmacy	15,094	14,649	13,385
Other	12,830	14,850	12,662

	$341,613	$354,356	$343,800

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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $270.6 million of our total medical claims and benefits payable of $341.6 million as of June 30, 2011. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at June 30, 2011, was $264.1 million.
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
The following table reflects the change in our estimate of claims liability as of June 30, 2011 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding June 30, 2011, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in
Medical Claims and
(Decrease) Increase in Estimated Completion Factors	Benefits Payable
(6%)	$106,455
(4%)	70,970
(2%)	35,485
2%	(35,485)
4%	(70,970)
6%	(106,455)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of June 30, 2011 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in
Medical Claims and
(Decrease) Increase in Trended Per member Per Month Cost Estimates	Benefits Payable
(6%)	$(60,630)
(4%)	(40,420)
(2%)	(20,210)
2%	20,210
4%	40,420
6%	60,630
The following per-share amounts are based on a combined federal and state statutory tax rate of 37.5%, and 46.4 million diluted shares outstanding for the six months ended June 30, 2011. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at June 30, 2011, net income for the six months ended June 30, 2011 would increase or decrease by approximately $11.1 million, or $0.24 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at June 30, 2011, net income for the three months ended June 30, 2011 would increase or decrease by approximately $6.3 million, or $0.14 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $55.4 million, or $1.20 per diluted share, and $31.6 million, or $0.68 per diluted share, respectively.

It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $11.1 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
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
As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities in fiscal years 2010 and through June 30, 2011 were less than what we had expected when we had established our reserves. While the specific reasons for the overestimation of our liabilities were different in each of the periods presented, in general the overestimations were tied to our assessment of specific circumstances at our individual health plans which were unique to those reporting periods.

We recognized a benefit from prior period claims development in the amount of $45.4 million for the six months ended June 30, 2011 (see table below). This amount represents our estimate as of June 30, 2011 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2010 exceeded the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2010 was due primarily to the following factors:
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
We recognized a benefit from prior period claims development in the amount of $49.4 million for the year ended December 31, 2010 (see table below). This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2009. The overestimation of claims liability at December 31, 2009 was the result of the following factors:
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

In estimating our claims liability at June 30, 2011, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:
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

•	A substantial decline in claims inventory at our Michigan, Missouri, and Texas health plans.
The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2010 and through June 30, 2011, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

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

			Three
			Months	Year
	Six Months Ended		Ended	Ended
	June 30,	June 30,	March 31,	December 31,
	2011	2010	2011	2010
	(Dollars in thousands, except
	per-member amounts)
Balances at beginning of period	$354,356	$315,316	$354,356	$315,316
Balance of acquired subsidiary	—	—	—	3,228
Components of medical care costs related to:
Current period	1,908,289	1,705,411	957,909	3,420,235
Prior periods	(45,398)	(42,982)	(44,377)	(49,378)

Total medical care costs	1,862,891	1,662,429	913,532	3,370,857

Payments for medical care costs related to:
Current period	1,584,636	1,389,907	646,428	3,085,388
Prior periods	290,998	244,038	270,078	249,657

Total paid	1,875,634	1,633,945	916,506	3,335,045

Balances at end of period	$341,613	$343,800	$351,382	$354,356

Benefit from prior period as a percentage of:
Balance at beginning of period	12.8%	13.6%	12.5%	15.7%
Premium revenue	2.1%	2.2%	4.1%	1.2%
Total medical care costs	2.4%	2.6%	4.9%	1.5%

Claims Data:
Days in claims payable, fee for service	39	44	41	42
Number of members at end of period	1,645,000	1,498,000	1,647,000	1,613,000
Number of claims in inventory at end of period	121,900	106,700	185,300	143,600
Billed charges of claims in inventory at end of period	$205,800	$147,500	$250,600	$218,900
Claims in inventory per member at end of period	0.07	0.07	0.11	0.09
Billed charges of claims in inventory per member at end of period	$125.11	$98.46	$152.16	$135.71
Number of claims received during the period	8,715,200	7,066,100	4,342,200	14,554,800
Billed charges of claims received during the period	$6,963,300	$5,605,400	$3,386,600	$11,686,100
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Fund Prime Series — Institutional Class, and the PFM Fund Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Our investments consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years or less. Restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our Health Plans segment and our Molina Medicaid Solutions segment operate.

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
Changes in Internal Control Over Financial Reporting: During the fiscal quarter ended June 30, 2011, we completed the implementation of a new enterprise resource planning, or ERP, software system. This system is used in the preparation of, among other things, our financial statements and required reports. Other than the ERP implementation, there has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. The following risk factor was identified by the Company during the second quarter of 2011 and is a supplement to the risk factors identified in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 8, 2011. The risk factor described herein and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
An impairment charge with respect to our recorded goodwill or indefinite-lived intangible assets could have a material impact on our financial results.
We conduct formal impairment tests on material long-lived assets, such as goodwill and indefinite-lived intangible assets, and intangible assets, net, at least annually; additionally, we continually evaluate whether events or changes in business conditions suggest potential impairment of such assets. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance. For example, our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed. The non-renewal of such a contract would be an indicator of impairment.
As of June 30, 2011, the balance of goodwill and indefinite-lived intangible assets was $212.5 million. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment tests on an annual basis or more frequently if indicators of impairment exist. As of June 30, 2011, the balance of intangible assets, net, was $91.2 million. Intangible assets are amortized generally on a straight-line basis over their estimated useful lives. The determination of the value of goodwill and indefinite-lived intangible assets, and intangible assets, net, requires us to make estimates and assumptions about estimated asset lives, future business trends, and growth. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses, and other factors.
If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and indefinite-lived intangible assets, and intangible assets, net, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Item 6.	Exhibits

Exhibit No.		Title
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(	1)	XBRL Taxonomy Instance Document.

101.SCH	(1)	XBRL Taxonomy Extension Schema Document.

101.CAL	(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC. (Registrant)
Dated: July 27, 2011	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: July 27, 2011	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Title
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(	1)	XBRL Taxonomy Instance Document.

101.SCH	(1)	XBRL Taxonomy Extension Schema Document.

101.CAL	(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.