Form 10-Q
period 2011-09-30
MOLINA HEALTHCARE INC
filed 2011-10-28
CIK 1179929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
The number of shares of the issuer’s Common Stock outstanding as of October 21, 2011, was approximately 45,696,400.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Amounts in thousands,
	except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$487,492	$455,886
Investments	324,902	295,375
Receivables	180,039	168,190
Income tax refundable	5,781	—
Deferred income taxes	14,096	15,716
Prepaid expenses and other current assets	22,285	22,772

Total current assets	1,034,595	957,939
Property and equipment, net	127,657	100,537
Deferred contract costs	52,839	28,444
Intangible assets, net	84,495	105,500
Goodwill and indefinite-lived intangible assets	212,484	212,228
Auction rate securities	18,112	20,449
Restricted investments	50,494	42,100
Receivable for ceded life and annuity contracts	23,696	24,649
Other assets	13,932	17,368

	$1,618,304	$1,509,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$361,055	$354,356
Accounts payable and accrued liabilities	141,688	137,930
Deferred revenue	101,701	60,086
Income taxes payable	—	13,176

Total current liabilities	604,444	565,548
Long-term debt	168,109	164,014
Deferred income taxes	22,948	16,235
Liability for ceded life and annuity contracts	23,696	24,649
Other long-term liabilities	17,287	19,711

Total liabilities	836,484	790,157

Stockholders’ equity (1):
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 45,690 shares at September 30, 2011 and 45,463 shares at December 31, 2010	46	45
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	260,166	251,612
Accumulated other comprehensive loss	(1,762)	(2,192)
Retained earnings	523,370	469,592

Total stockholders’ equity	781,820	719,057

	$1,618,304	$1,509,214

(1)	All applicable share and per-share amounts reflect the retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands, except
	net income per share)
	(Unaudited)
Revenue:
Premium revenue	$1,138,230	$1,005,115	$3,348,438	$2,947,020
Service revenue	37,728	32,271	111,290	53,325
Investment income	764	1,760	3,804	4,880

Total revenue	1,176,722	1,039,146	3,463,532	3,005,225

Expenses:
Medical care costs	959,158	845,937	2,822,049	2,508,366
Cost of service revenue	34,584	27,605	105,020	41,859
General and administrative expenses	99,610	88,660	290,967	245,619
Premium tax expenses	36,374	35,037	110,633	104,578
Depreciation and amortization	13,430	11,954	38,587	33,234

Total expenses	1,143,156	1,009,193	3,367,256	2,933,656

Operating income	33,566	29,953	96,276	71,569
Interest expense	4,380	4,600	11,666	12,056

Income before income taxes	29,186	25,353	84,610	59,513
Provision for income taxes	10,236	9,180	30,832	22,171

Net income	$18,950	$16,173	$53,778	$37,342

Net income per share (1):
Basic	$0.41	$0.38	$1.18	$0.94

Diluted	$0.41	$0.38	$1.16	$0.93

Weighted average shares outstanding (1):
Basic	45,834	42,177	45,693	39,767

Diluted	46,296	42,546	46,334	40,203

(1)	All applicable share and per-share amounts reflect the retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
	(Unaudited)
Net income	$18,950	$16,173	$53,778	$37,342
Other comprehensive income, net of tax:
Unrealized (loss) gain on investments	(165)	(68)	430	(295)

Other comprehensive (loss) income	(165)	(68)	430	(295)

Comprehensive income	$18,785	$16,105	$54,208	$37,047

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Amounts in thousands)
	(Unaudited)
Operating activities:
Net income	$53,778	$37,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,414	40,485
Deferred income taxes	8,069	4,463
Stock-based compensation	12,723	7,268
Non-cash interest on convertible senior notes	4,095	3,800
Amortization of premium/discount on investments	5,300	1,023
Amortization of deferred financing costs	2,451	1,278
Unrealized gain on trading securities	—	(4,170)
Loss on rights agreement	—	3,807
Tax deficiency from employee stock compensation	(647)	(676)
Changes in operating assets and liabilities:
Receivables	(11,789)	(64,896)
Prepaid expenses and other current assets	(1,819)	(7,707)
Medical claims and benefits payable	6,699	33,347
Accounts payable and accrued liabilities	246	15,131
Deferred revenue	42,600	(64,337)
Income taxes	(18,957)	3,327

Net cash provided by operating activities	155,163	9,485

Investing activities:
Purchases of equipment	(45,921)	(31,918)
Purchases of investments	(258,209)	(162,620)
Sales and maturities of investments	226,413	184,170
Net cash paid in business combinations	(3,253)	(127,231)
Increase in deferred contract costs	(32,765)	(20,616)
Increase in restricted investments	(8,394)	(8,513)
Change in other noncurrent assets and liabilities	(533)	2,340

Net cash used in investing activities	(122,662)	(164,388)

Financing activities:
Amount borrowed under credit facility	—	105,000
Proceeds from common stock offering, net of issuance costs	—	111,246
Repayment of amount borrowed under credit facility	—	(105,000)
Treasury stock purchases	(7,000)	—
Credit facility fees paid	(1,125)	(1,671)
Proceeds from employee stock plans	5,640	1,862
Excess tax benefits from employee stock compensation	1,590	420

Net cash (used in) provided by financing activities	(895)	111,857

Net increase (decrease) in cash and cash equivalents	31,606	(43,046)
Cash and cash equivalents at beginning of period	455,886	469,501

Cash and cash equivalents at end of period	$487,492	$426,455

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Nine Months Ended
	September 30,
	2011	2010
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$43,550	$12,129

Interest	$5,026	$7,175

Schedule of non-cash investing and financing activities:
Common stock used for stock-based compensation	$3,751	$2,173

Details of business combinations:
Increase in fair value of assets acquired	$(256)	$(161,862)
(Decrease) increase in fair value of liabilities assumed	(1,045)	25,880
(Decrease) increase in payable to seller	(1,952)	8,751

Net cash paid in business combinations	$(3,253)	$(127,231)

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals and to assist state agencies in their administration of the Medicaid program.
Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. As of September 30, 2011, these health plans served approximately 1.7 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.
Our Molina Medicaid Solutions segment, which we acquired during the second quarter of 2010, provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.
On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award our contract for a replacement Medicaid Management Information System, or MMIS, to another firm. Our revenue under the Louisiana MMIS contract from May 1, 2010, the date we acquired Molina Medicaid Solutions, through December 31, 2010, was approximately $32 million. For the nine months ended September 30, 2011, our revenue under the Louisiana MMIS contract was approximately $36 million. Until the replacement MMIS is designed, developed, and implemented, we will continue to perform under the existing MMIS contract, a period which we expect to last at least two years.
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
The absence of VSOE within the context of a multiple element arrangement prior to January 1, 2011 requires us to delay recognition of any revenue for an MMIS contract until completion of the DDI phase of the contract. As a general principle, revenue recognition will therefore commence at the completion of the DDI phase, and all revenue will be recognized over the period that BPO services and training and support services are provided. Consistent with the deferral of revenue, recognition of all direct costs (such as direct labor, hardware, and software) associated with the DDI phase of our contracts is deferred until the commencement of revenue recognition. Deferred costs are recognized on a straight-line basis over the period of revenue recognition.
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
In Idaho, revenue recognition is expected to begin during the second half of 2012. Consistent with the deferral of revenue, we have deferred recognition of a portion of the direct contract costs associated with that revenue. Deferred contract costs, if any, deferred through the date revenue recognition begins will be recognized simultaneously with revenue. As noted above, direct costs in excess of the estimated future net revenues associated with a contract may not be deferred. For the three and nine months ended September 30, 2011, we recorded $2.5 million and $9.5 million, respectively, of direct contract costs associated with our Idaho contract. We were not able to defer these direct contract costs because estimated future net revenues as of each measurement date did not exceed estimated future direct costs of the contract. We currently expect the Idaho contract to perform financially at a break even basis through its initial term. So long as we continue to defer revenue recognition under the contract, we will also continue to defer direct costs associated with the agreement. If our break-even assumptions were to change, we may not be able to continue to defer direct contract costs.

We began to recognize revenue and the related deferred costs associated with our Maine contract in September 2010.
Molina Medicaid Solutions’ deferred revenue was $53.1 million at September 30, 2011, and $10.9 million at December 31, 2010, and unamortized deferred contract costs were $52.8 million at September 30, 2011, and $28.4 million at December 31, 2010.
For all new or materially modified revenue arrangements with multiple elements entered into on or after January 1, 2011, we apply the guidance contained in ASU No. 2009-13. For these arrangements, we allocate total arrangement consideration to the elements of the arrangement, which are expected to be DDI, BPO, and training and support services, because this is consistent with the current elements included in our Molina Medicaid Solutions contracts. The arrangement allocation is performed using the relative selling-price method. When determining the selling price of each element, VSOE should first be used, if available. Since VSOE is unavailable under our contracts, we will attempt to use third-party evidence, or TPE, of vendors selling similar services to similarly situated customers on a standalone basis, if available. If TPE is not available, we use our best estimate of the selling price for each element.
We then evaluate whether, at each stage in the life cycle of the contract, we are able to recognize revenue associated with that element. To the extent that our revenue arrangements have provisions that allow our state customers to refuse acceptance of services performed, we are still required to defer revenue recognition until such state customers accept our performance. Once this acceptance is achieved, we immediately recognize the revenue associated with any delivered elements, which differs from our current practice for arrangements entered into prior to January 1, 2011, where the revenue associated with delivered elements is recognized over the final service element of the arrangement because VSOE for the other elements does not exist. As such, we expect that the adoption of ASU No. 2009-13 will result in an overall acceleration of revenue recognition with respect to any multiple-element arrangements entered into on or after January 1, 2011. We have entered into no new or materially modified revenue arrangements with multiple elements since January 1, 2011.
Premium Deficiency Reserve
We assess the profitability of each contract by state for providing medical care services to our members and identify any contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. In the first quarter of 2011, our Wisconsin health plan recorded a premium deficiency reserve in the amount of $3.35 million to medical claims and benefits payable. As of September 30, 2011, the reserve balance was zero.
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
The total amount of unrecognized tax benefits was $10.9 million, and $11.0 million as of September 30, 2011 and December 31, 2010, respectively. Approximately $8.4 million of the unrecognized tax benefits recorded at September 30, 2011, relate to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.6 million as of September 30, 2011. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $8.8 million due to the expiration of statute of limitations and the resolution to the state refund claim described above.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2011, and December 31, 2010, we had accrued $61,000 and $82,000, respectively, for the payment of interest and penalties.
Recent Accounting Pronouncements
Revenue Recognition. In late 2009, the Financial Accounting Standards Board, or FASB, issued the following accounting guidance relating to revenue recognition. Effective for interim and annual reporting beginning on or after December 15, 2010, we adopted this guidance in full effective January 1, 2011.
•
ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies previous requirements by requiring the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or verifiable objective evidence (“VOE”) (now referred to as “TPE” or third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when more objective evidence of the selling price cannot be determined. By providing an alternative for determining the selling price of deliverables, this guidance allows companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics. In addition, the residual method of allocating arrangement consideration is no longer permitted under this new guidance. We have adopted this guidance effective January 1, 2011, and will apply it on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. Because we did not enter into any new or materially modified agreements with multiple elements and fixed payments in the nine months ended September 30, 2011 that would have been impacted by this guidance, the adoption did not have a material impact on the timing or pattern of revenue recognition.

For the year ended December 31, 2010, there would have been no change in revenue recognized relating to multiple-element arrangements if we had adopted this guidance retrospectively for contracts entered into prior to January 1, 2011.

Goodwill Impairment Testing. The FASB issued the following guidance which modifies goodwill impairment testing.
•
ASU No. 2011-08, Intangibles—Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment, a consensus of the FASB Emerging Issues Task Force. This guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We do not expect the adoption of this guidance to impact our consolidated financial position, results of operations or cash flows. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

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
3. Earnings per Share
The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Shares outstanding at the beginning of the period	46,062	38,717	45,463	38,410
Weighted-average number of shares repurchased	(235)	—	(160)	—
Weighted-average number of shares issued	7	3,460	390	1,357

Denominator for basic earnings per share	45,834	42,177	45,693	39,767
Dilutive effect of employee stock options and stock grants (1)	462	369	641	436

Denominator for diluted earnings per share (2)	46,296	42,546	46,334	40,203

(1)
Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended September 30, 2011, and 2010, there were approximately 316,000 and 708,000 antidilutive weighted options, respectively. For the nine months ended September 30, 2011, and 2010, there were approximately 126,000 and 738,000 antidilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the three months ended September 30, 2011 and 2010, there were approximately 57,000 and 9,000 antidilutive weighted restricted shares, respectively. For the nine months ended September 30, 2011 there were no antidilutive restricted shares. For the nine months ended September 30, 2010, there were approximately 9,000 antidilutive restricted shares.

(2)
Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three month and nine month periods ended September 30, 2011 and 2010.

4. Share-Based Compensation
At September 30, 2011, we had employee equity incentives outstanding under three plans: (1) the 2011 Equity Incentive Plan; (2) the 2002 Equity Incentive Plan; and (3) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). On March 1, 2011, our chief executive officer, chief financial officer, and chief operating officer were awarded 150,000 shares, 112,500 shares, and 27,000 shares, respectively, of restricted stock with performance and service conditions. Each of the grants shall vest on March 1, 2012, provided that: (i) the Company’s total operating revenue for 2011 is equal to or greater than $3.7 billion, and (ii) the respective officer continues to be employed by the Company as of March 1, 2012. In the event both vesting conditions are not achieved, the equity compensation awards shall lapse. As of September 30, 2011, we expect these awards to vest in full.
Charged to general and administrative expenses, total stock-based compensation expense was as follows for the three month and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Restricted stock awards	$4,004	$2,367	$11,742	$6,113
Stock options (including shares issued under our employee stock purchase plan)	345	393	981	1,155

Total stock-based compensation expense	$4,349	$2,760	$12,723	$7,268

As of September 30, 2011, there was $17.7 million of total unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a remaining weighted-average period of two years. As of September 30, 2011, there was no remaining unrecognized compensation expense related to unvested stock options.
Unvested restricted stock and restricted stock activity for the nine months ended September 30, 2011 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance as of December 31, 2010	1,253,624	$15.55
Granted	759,300	23.52
Vested	(483,735)	17.39
Forfeited	(69,531)	15.44

Unvested balance as of September 30, 2011	1,459,658	19.09

The total fair value of restricted shares granted during the nine months ended September 30, 2011 and 2010 was $17.9 million and $11.9 million, respectively. The total fair value of restricted shares vested during the nine months ended September 30, 2011 and 2010 was $11.5 million and $6.1 million, respectively.
Stock option activity for the nine months ended September 30, 2011 is summarized below:

				Weighted
		Weighted		Average
		Average	Average	Remaining
		Grant Date	Intrinsic	Contractual
	Shares	Fair Value	Value	term
			(In thousands)	(Years)
Stock options outstanding as of December 31, 2010	770,421	$20.39
Exercised	(185,672)	19.23
Forfeited	(21,700)	21.45

Stock options outstanding as of September 30, 2011	563,049	20.74	$204	4.2

Stock options exercisable and expected to vest as of September 30, 2011	562,965	20.74	$204	4.2

Exercisable as of September 30, 2011	560,799	20.73	$204	4.2

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
The carrying amount of the convertible senior notes was $168.1 million and $164.0 million as of September 30, 2011, and December 31, 2010, respectively. Based on quoted market prices, the fair value of the convertible senior notes was approximately $179.2 million and $188.4 million as of September 30, 2011, and December 31, 2010, respectively.
To prioritize the inputs we use in measuring fair value, we apply a three-tier fair value hierarchy as follows:
•
Level 1 — Observable inputs such as quoted prices in active markets: Our Level 1 securities consist of government-sponsored enterprise securities (GSEs) and U.S. treasury notes. Level 1 securities are classified as current investments in the accompanying consolidated balance sheets. These securities are actively traded and therefore the fair value for these securities is based on quoted market prices on one or more securities exchanges.

•
Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable: Our Level 2 securities consist of corporate debt securities, municipal securities, and certificates of deposit, and are classified as current investments in the accompanying consolidated balance sheets. Our investments in securities classified as Level 2 are traded frequently though not necessarily daily. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

•
Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions: We hold investments in auction rate securities which are designated as available-for-sale, and are reported at fair value of $18.1 million (par value of $21.3 million) as of September 30, 2011. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of September 30, 2011. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, 2009, and 2010, and continued to be unavailable as of September 30, 2011. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining the fair value of the auction rate securities as of September 30, 2011. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost.

As a result of changes in the fair value of auction rate securities designated as available-for-sale, we recorded pretax unrealized gains of $0.9 million and pretax unrealized losses of $0.5 million to accumulated other comprehensive income (loss) for the nine months ended September 30, 2011, and 2010, respectively. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

Until July 2, 2010, we held certain auction rate securities (designated as trading securities) with an investment securities firm. In 2008, we entered into a rights agreement with this firm that (1) allowed us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gave the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we received the par value. On June 30, 2010, and July 1, 2010, all of the eligible auction rate securities remaining at that time were settled at par value. During 2010, the aggregate auction rate securities (designated as trading securities) settled amounted to $40.9 million par value (fair value $36.7 million). Substantially all of the difference between par value and fair value on these securities was recovered through the rights agreement. For the nine months ended September 30, 2010, we recorded pretax gains of $4.2 million on the auction rate securities underlying the Rights.
We accounted for the Rights as a freestanding financial instrument and, until July 2, 2010, recorded the value of the Rights under the fair value option. For the nine months ended September 30, 2010, we recorded pretax losses of $3.8 million on the Rights, attributable to the decline in the fair value of the Rights. When the remaining eligible auction rate securities were sold at par value on July 1, 2010, the value of the Rights was zero.
Our assets measured at fair value on a recurring basis at September 30, 2011, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$215,875	$—	$215,875	$—
Government-sponsored enterprise securities (GSEs)	45,224	45,224	—	—
Municipal securities	36,088	—	36,088	—
U.S. treasury notes	24,454	24,454	—	—
Certificates of deposit	3,261	—	3,261	—
Auction rate securities	18,112	—	—	18,112

	$343,014	$69,678	$255,224	$18,112

In prior periods we reported our investments in corporate debt securities, municipal securities and certificates of deposit in Level 1. Upon re-evaluation of the inputs used to measure fair value within the fair value hierarchy, we have determined that these investments should be reported in Level 2, and have reclassified the tabular disclosure accordingly.
The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)
Balance at December 31, 2010	$20,449
Total gains (realized or unrealized):
Included in other comprehensive income	913
Settlements	(3,250)

Balance at September 30, 2011	$18,112

The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains relating to assets still held at September 30, 2011	$913

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

(Level 3)
(In thousands)
Balance at December 31, 2010	$(2,800)
Total gains included in earnings	2,800

Balance at September 30, 2011	$—

6. Investments
The following tables summarize our investments as of the dates indicated:

	September 30, 2011
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$219,955	$98	$4,178	$215,875
GSEs	45,338	44	158	45,224
Municipal securities (including non-current auction rate securities)	57,477	165	3,442	54,200
U.S. treasury notes	24,323	136	5	24,454
Certificates of deposit	3,261	—	—	3,261

	$350,354	$443	$7,783	$343,014

	December 31, 2010
		Gross		Estimated
		Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$179,124	$193	$1,388	$177,929
GSEs	59,790	293	370	59,713
Municipal securities (including non-current auction rate securities)	55,247	78	4,313	51,012
U.S. treasury notes	23,864	114	60	23,918
Certificates of deposit	3,252	—	—	3,252

	$321,277	$678	$6,131	$315,824

The contractual maturities of our investments as of September 30, 2011 are summarized below:

		Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$159,060	$156,445
Due one year through five years	170,494	168,888
Due after ten years	20,800	17,681

	$350,354	$343,014

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales and maturities of available-for-sale securities were $105.0 million and $52.0 million for the three months ended September 30, 2011, and 2010, respectively. Total proceeds from sales and maturities of available-for-sale securities were $226.4 million and $143.3 million for the nine months ended September 30, 2011, and 2010, respectively. Net realized investment gains for the three months ended September 30, 2011, and 2010 were $153,000 and $21,000 respectively. Net realized investment gains for the nine months ended September 30, 2011, and 2010 were $331,000 and $81,000 respectively.
We monitor our investments for other-than-temporary impairment. For investments other than our municipal securities, we have determined that unrealized gains and losses at September 30, 2011, and December 31, 2010, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

Approximately 33% of our investment in municipal securities consists of auction rate securities. As described in Note 5, “Fair Value Measurements,” the unrealized losses on these investments were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at September 30, 2011.
The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of September 30, 2011.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate debt securities	$169,582	$3,625	$17,720	$553	$187,302	$4,178
GSEs	18,522	78	1,167	80	19,689	158
Municipal securities	22,731	188	21,055	3,254	43,786	3,442
U.S. treasury notes	4,705	5	—	—	4,705	5

	$215,540	$3,896	$39,942	$3,887	$255,482	$7,783

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

	September 30,	December 31,
	2011	2010
	(In thousands)
Health Plans segment:
California	$31,742	$46,482
Michigan	11,265	13,596
Missouri	24,025	22,841
New Mexico	9,722	18,310
Ohio	27,901	21,622
Washington	11,766	14,486
Wisconsin	7,777	5,437
Others	7,029	5,187

Total Health Plans segment	131,227	147,961
Molina Medicaid Solutions segment	48,812	20,229

	$180,039	$168,190

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
8. Restricted Investments
Pursuant to the regulations governing our Health Plan subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities in certificates of deposit and U.S. treasury securities. Additionally, we maintain restricted investments as protection against the insolvency of certain capitated providers. The following table presents the balances of restricted investments by health plan, and for our insurance company:

	September 30,	December 31,
	2011	2010
	(In thousands)
California	$372	$372
Florida	8,196	4,508
Insurance Company	4,672	4,689
Michigan	1,000	1,000
Missouri	505	508
New Mexico	15,902	15,881
Ohio	9,077	9,066
Texas	3,500	3,501
Utah	2,799	1,279
Washington	151	151
Wisconsin	—	260
Other	4,320	885

	$50,494	$42,100

The contractual maturities of our held-to-maturity restricted investments as of September 30, 2011 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$45,281	$45,292
Due one year through five years	5,213	5,266

	$50,494	$50,558

9. Long-Term Debt
Credit Facility
On September 9, 2011, we entered into a credit agreement for a $170 million revolving credit facility (the “Credit Facility”) with various lenders and U.S. Bank National Association, as LC Issuer, Swing Line Lender, and Administrative Agent. The Credit Facility will be used for general corporate purposes.
The Credit Facility has a term of five years under which all amounts outstanding will be due and payable on September 9, 2016. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $195 million. As of September 30, 2011 there was no outstanding principal balance under the Credit Facility. However, as of September 30, 2011, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho, which reduces the amount available under the Credit Facility.
Borrowings under the Credit Facility will bear interest based, at our election, on the base rate plus an applicable margin or the Eurodollar rate. The base rate is, for any day, a rate of interest per annum equal to the highest of (i) the prime rate of interest announced from time to time by U.S. Bank or its parent, (ii) the sum of the federal funds rate for such day plus 0.50% per annum and (iii) the Eurodollar rate (without giving effect to the applicable margin) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%. The Eurodollar rate is a reserve adjusted rate at which Eurodollar deposits are offered in the interbank Eurodollar market plus an applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee of 0.25% to 0.50% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Credit Facility. The initial commitment fee shall be set at 0.35% until our delivery of its financials for the quarter ended September 30, 2011. The applicable margins range between 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Eurodollar loans, in each case, based upon our leverage ratio.
Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, with the exception of certain of our real estate assets, and by a pledge of the capital stock or membership interests of our operating subsidiaries and health plans (with the exception of the California health plan).
The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 as of the end of each fiscal quarter and a fixed charge coverage ratio of not less than 1.75 to 1.00. At September 30, 2011, we were in compliance with all financial covenants under the Credit Facility.
In the event of a default, including cross-defaults relating to specified other debt in excess of $20 million, the lenders may terminate the commitments under the Credit Facility and declare the amounts outstanding, including all accrued interest and unpaid fees, payable immediately. In addition, the lenders may enforce any and all rights and remedies created under the Credit Facility or applicable law.
In connection with our entrance into the Credit Facility, on September 9, 2011, we terminated our existing credit agreement with Bank of America, dated March 9, 2005, as amended to date, which had provided us with a $150 million revolving credit facility. As of September 30, 2011 and December 31, 2010, there was no outstanding principal balance under this credit agreement.
Convertible Senior Notes
As of September 30, 2011, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

The proceeds from the issuance of the Notes have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of September 30, 2011, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 36 months. The Notes’ if-converted value did not exceed their principal amount as of September 30, 2011. At September 30, 2011, the equity component of the Notes, net of the impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	As of	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(18,891)	(22,986)

Net carrying amount	$168,109	$164,014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,753	$1,753	$5,259	$5,259
Amortization of the discount on the liability component	1,384	1,291	4,095	3,800

Total interest cost recognized	$3,137	$3,044	$9,354	$9,059

10. Stockholders’ Equity
Securities Repurchase Program. Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014 (see Note 9, “Long-Term Debt”). The repurchase program will be funded with working capital or the Company’s credit facility, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time.
On July 27, 2011, our board of directors approved a stock repurchase program of up to $7 million to be used to purchase shares of our common stock under a Rule 10b5-1 trading plan. Under this program, we purchased approximately 400,000 shares of our common stock for $7 million (average cost of approximately $17.47 per share) during August 2011. These purchases did not materially impact diluted earnings per share for the three months or nine months ended September 30, 2011. Subsequently, we retired the $7.0 million of treasury shares purchased, which reduced additional paid-in capital as of September 30, 2011.
Stock Split. On April 27, 2011, we announced that our board of directors authorized a 3-for-2 stock split of our common stock to be effected in the form of a stock dividend of one share of our stock for every two shares outstanding. The dividend was distributed on May 20, 2011.
Stock Plans. In connection with the plans described in Note 4, “Share-Based Compensation,” we issued approximately 627,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the nine months ended September 30, 2011. Stock plan activity resulted in a $15.6 million increase to additional paid-in capital for the same period.

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
Molina Medicaid Solutions was acquired on May 1, 2010; therefore, the nine months ended September 30, 2010 include only five months of operating results for this segment. Operating segment revenues and profitability for the three months and nine months ended September 30, 2011 and 2010 were as follows:

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)
Three months ended September 30, 2011
Premium revenue	$1,138,230	$—	$1,138,230
Service revenue	—	37,728	37,728
Investment income	764	—	764

Total revenue	$1,138,994	$37,728	$1,176,722

Operating income (loss)	$33,773	$(207)	$33,566

Nine months ended September 30, 2011
Premium revenue	$3,348,438	$—	$3,348,438
Service revenue	—	111,290	111,290
Investment income	3,804	—	3,804

Total revenue	$3,352,242	$111,290	$3,463,532

Operating income (loss)	$100,273	$(3,997)	$96,276

Three months ended September 30, 2010
Premium revenue	$1,005,115	$—	$1,005,115
Service revenue	—	32,271	32,271
Investment income	1,760	—	1,760

Total revenue	$1,006,875	$32,271	$1,039,146

Operating income	$28,796	$1,157	$29,953

Nine months ended September 30, 2010
Premium revenue	$2,947,020	$—	$2,947,020
Service revenue	—	53,325	53,325
Investment income	4,880	—	4,880

Total revenue	$2,951,900	$53,325	$3,005,225

Operating income	$65,407	$6,162	$71,569

Reconciliation to Income before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Segment operating income	$33,566	$29,953	$96,276	$71,569
Interest expense	4,380	4,600	11,666	12,056

Income before income taxes	$29,186	$25,353	$84,610	$59,513

Segment Assets

		Molina
		Medicaid
	Health Plans	Solutions	Total
	(In thousands)
As of September 30, 2011	$1,389,940	$228,364	$1,618,304

As of December 31, 2010	$1,333,599	$175,615	$1,509,214

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
Regulatory Capital and Dividend Restrictions
Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $456.2 million at September 30, 2011, and $397.8 million at December 31, 2010.
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

As of September 30, 2011, our health plans had aggregate statutory capital and surplus of approximately $463.1 million compared with the required minimum aggregate statutory capital and surplus of approximately $273.9 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2011. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
13. Related Party Transactions
We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of September 30, 2011, and December 31, 2010, our carrying amount for this investment amounted to $3.9 million, and $3.8 million, respectively. For the three months ended September 30, 2011 and 2010, we paid $5.0 million, and $6.0 million, respectively, for medical service fees to this provider. For the nine months ended September 30, 2011 and 2010, we paid $16.8 million, and $15.7 million, respectively, for medical service fees to this provider.
14. Subsequent Events
Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014 (see Note 9, “Long-Term Debt”). The repurchase program will be funded with working capital or the Company’s credit facility, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbour provisions for forward-looking statements contained in the Private Securities Litigation reform Act of 1995, and we are including this statement for purposes of complying with these safe harbour provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated as a result of, but not limited to, risk factors related to the following:
•
significant budget pressures on state governments which cause them to lower rates unexpectedly or to rescind expected rates increases, or their failure to maintain existing benefit packages or membership eligibility thresholds or criteria;

•
uncertainties regarding the impact of the Patient Protection and Affordable Care Act, including its possible repeal, judicial overturning of the individual insurance mandate or Medicaid expansion, the effect of various implementing regulations, and uncertainties regarding the impact of other federal or state health care and insurance reform measures;

•	management of our medical costs, including costs associated with unexpectedly severe or widespread illnesses such as influenza, and rates of utilization that are consistent with our expectations;
•
the success of our efforts to retain existing government contracts and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states (including in Washington, Ohio, and Missouri), and our ability to grow our revenues consistent with our expectations;

•	the accurate estimation of incurred but not reported medical costs across our health plans;
•	risks associated with the continued growth in new Medicaid and Medicare enrollees;
•
retroactive adjustments to premium revenue or accounting estimates which require adjustment based upon subsequent developments, including the California rate cut expected to be retroactive to July 1, 2011, and Medicaid pharmaceutical rebates;

•	the continuation and renewal of the government contracts of both our health plans and Molina Medicaid Solutions and the terms under which such contracts are renewed;
•	the timing of receipt and recognition of revenue and the amortization of expense under the state contracts of Molina Medicaid Solutions in Maine and Idaho;

•
reductions to revenue, additional administrative costs and the potential payment of additional amounts to providers and/or the state by Molina Medicaid Solutions as a result of MMIS implementation issues in Maine and/or Idaho;

•	government audits and reviews, including the audit of our Medicare plans by the Centers for Medicare and Medicaid Services, or CMS;
•	changes with respect to our provider contracts and the loss of providers;
•
the establishment, interpretation, and implementation of a federal or state medical cost expenditure floor as a percentage of the premiums we receive, administrative cost and profit ceilings, and profit sharing arrangements;

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures;
•	the successful integration of our acquisitions;
•	approval by state regulators of dividends and distributions by our health plan subsidiaries;
•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;
•	high dollar claims related to catastrophic illness;
•	the favorable resolution of litigation, arbitration, or administrative proceedings, and the costs associated therewith;
•	restrictions and covenants in our credit facility;
•	the relatively small number of states in which we operate health plans;
•	the availability of financing to fund and capitalize our acquisitions and start-up activities and to meet our liquidity needs and the costs and fees associated therewith;
•	a state’s failure to renew its federal Medicaid waiver;
•	an inadvertent unauthorized disclosure of protected health information by us or our business associates;
•	changes generally affecting the managed care or Medicaid management information systems industries;
•	increases in government surcharges, taxes, and assessments;
•	changes in general economic conditions, including unemployment rates.
Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A—Risk Factors, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and in Part II, Item 1A—Risk Factors, of this report for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
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

Overview
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. Our business comprises our Health Plans segment, consisting of licensed health maintenance organizations serving Medicaid populations in ten states, and our Molina Medicaid Solutions segment, which provides design, development, implementation, and business process outsourcing solutions to Medicaid agencies in an additional five states. We also have a direct delivery business that currently consists of primary care community clinics in California and Washington; additionally, we manage three county-owned primary care clinics under a contract with Fairfax County, Virginia.
We report our financial performance based on the following two reportable segments: Health Plans; and Molina Medicaid Solutions.
Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. This segment served approximately 1.7 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals as of September 30, 2011. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.
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
Composition of Revenue and Membership
Health Plans Segment
Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the nine months ended September 30, 2011, we received approximately 94% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services, or CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
For the nine months ended September 30, 2011, we received approximately 6% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.
The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for the Children’s Health Insurance Program, or CHIP, members are generally among our lowest, with rates as low as approximately $75 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the Temporary Assistance for Needy Families, or TANF, Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $110 in California to $250 in Missouri. Among our Medicaid Aged, Blind or Disabled, or ABD, membership, PMPM premiums range from approximately $325 in Utah to $1,000 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy, inpatient, behavioral health and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest PMPM premiums, at approximately $1,200 PMPM.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
	2011	2011	2010	2010
Total Ending Membership by Health Plan:
California	350,000	348,000	344,000	349,000
Florida	67,000	66,000	61,000	57,000
Michigan	217,000	220,000	227,000	225,000
Missouri	78,000	80,000	81,000	79,000
New Mexico	89,000	89,000	91,000	91,000
Ohio	256,000	245,000	245,000	241,000
Texas	148,000	129,000	94,000	96,000
Utah	82,000	82,000	79,000	78,000
Washington	350,000	345,000	355,000	353,000
Wisconsin (1)	41,000	41,000	36,000	28,000

Total	1,678,000	1,645,000	1,613,000	1,597,000

Total Ending Membership by State for our Medicare Advantage Plans (1):
California	6,500	6,000	4,900	4,300
Florida	700	600	500	500
Michigan	7,600	7,100	6,300	5,700
New Mexico	800	700	600	600
Ohio	100	200	—	—
Texas	600	600	700	600
Utah	7,400	7,000	8,900	8,600
Washington	4,500	4,000	2,600	2,300

Total	28,200	26,200	24,500	22,600

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	23,700	17,000	13,900	13,500
Florida	10,400	10,300	10,000	9,500
Michigan	31,600	31,600	31,700	31,400
New Mexico	5,600	5,600	5,700	5,700
Ohio	29,900	28,700	28,200	27,900
Texas	61,800	52,000	19,000	18,900
Utah	8,300	8,300	8,000	7,900
Washington	4,700	4,400	4,000	3,700
Wisconsin (1)	1,700	1,700	1,700	1,700

Total	177,700	159,600	122,200	120,200

(1)
We acquired the Wisconsin health plan on September 1, 2010. As of September 30, 2011, the Wisconsin health plan had approximately 2,200 Medicare Advantage members covered under a reinsurance contract with a third party; these members are not included in the membership tables herein.

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
Under our contracts in Louisiana, New Jersey, and West Virginia, we provide primarily business process outsourcing and technology outsourcing services, because the development of the MMIS solution has been completed. Under these contracts, we recognize outsourcing service revenue as earned. In Maine we completed the DDI phase of our contract effective September 1, 2010 and are recognizing DDI revenue on a straight line basis over the remaining term of the contract. In Idaho, we expect to complete the DDI phase of our contract in 2011. We began revenue and cost recognition for our Maine contract in September 2010, and expect to begin revenue and cost recognition for our Idaho contract in the second half of 2012.
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
•
Other — Expenses for medically related administrative costs of approximately $76.3 million, and $61.9 million, for the nine months ended September 30, 2011 and 2010, respectively, including certain provider incentive costs, reinsurance, costs to operate our medical clinics, and other medical expenses.

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.
Molina Medicaid Solutions Segment
Cost of service revenue consists primarily of the costs incurred to provide business process outsourcing and technology outsourcing services under our contracts in Idaho, Louisiana, Maine, New Jersey, West Virginia, and Florida. General and administrative costs consist primarily of indirect administrative costs and business development costs.
In some circumstances we may defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with a contract if revenue recognition is also deferred. Such deferred contract costs are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period. We began to recognize deferred contract costs for our Maine contract in September 2010, at the same time we began to recognize revenue associated with that contract. In Idaho, we expect to begin recognition of deferred contract costs in the second half of 2012, in a manner consistent with our anticipated recognition of revenue.

Third Quarter Performance Summary
The following table and narrative briefly summarizes our financial and operating performance for the three and nine months ended September 30, 2011. Comparable metrics for the third quarter of 2010 are also shown. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio and the premium tax ratio are computed as a percentage of premium revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollar amounts in thousands, except per share data)
Earnings per diluted share	$0.41	$0.38	$1.16	$0.93
Premium revenue	$1,138,230	$1,005,115	$3,348,438	$2,947,020
Service revenue	$37,728	$32,271	$111,290	$53,325
Operating income	$33,566	$29,953	$96,276	$71,569
Net income	$18,950	$16,173	$53,778	$37,342
Total ending membership	1,678,000	1,597,000	1,678,000	1,597,000

Premium revenue	96.7%	96.7%	96.7%	98.1%
Service revenue	3.2	3.1	3.2	1.8
Investment income	0.1	0.2	0.1	0.1

Total revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	84.3%	84.2%	84.3%	85.1%
General and administrative expense ratio	8.5%	8.5%	8.4%	8.2%
Premium tax ratio	3.2%	3.5%	3.3%	3.5%
Operating income	2.9%	2.9%	2.8%	2.4%
Net income	1.6%	1.6%	1.6%	1.2%
Effective tax rate	35.1%	36.2%	36.4%	37.3%
Compared with the third quarter of 2010, our third quarter of 2011 was marked by improved performance of our Health Plans segment due to a 13% increase in premium revenue, partially offset by a decrease in the profitability of our Molina Medicaid Solutions segment. Earnings per share in the third quarter of 2011 were up 8% over the third quarter of 2010, operating income was up 12%, and membership on a member-month basis grew by 8%. Our larger and more established health plans performed the strongest in the quarter, with each of Michigan, Ohio, and Utah having lower medical care ratios compared with the third quarter of 2010. Medicare enrollment exceeded 28,000 members at September 30, 2011, and Medicare premium revenue for the quarter was $101.5 million compared with $70.7 million in the third quarter of 2010.
Improved performance of our health plans segment, partially offset by a decrease in the profitability of our Molina Medicaid Solution segment, also led to improved performance for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. Earnings per share in the nine months ended September 30, 2011 were up 25% over the comparable period in 2010, premium revenues were up 14%, operating income was up 35%, and membership on a member-month basis grew by 10%. Medicare premium revenue for the nine months ended September 30, 2011 was $282.3 million compared with $188.6 million for the nine months ended September 30, 2010.
In October 2011, our Missouri health plan received a “Commendable” rating from the National Committee for Quality Assurance, or NCQA. Nine of our ten health plans have now been accredited by NCQA, and our Wisconsin health plan will be seeking accreditation in the future.
Our Florida, Texas and Wisconsin health plans continue to face challenges. We have undertaken a number of measures—focused on both utilization and unit cost reductions—to improve the profitability of these health plans. All three health plans reported lower medical care ratios in the third quarter of 2011 than in the second quarter of 2011; and Florida and Wisconsin reported lower medical care ratios in the third quarter of 2011 than in the third quarter of 2010. The medical care ratio of the California health plan declined sequentially, as a result of an estimated 6% rate reduction that will be retroactive to July 1, 2011. The amount reserved for the estimated rate reduction was approximately $7.5 million.

We remain concerned about state budget deficits, which are not expected to improve during the remainder of 2011. Accordingly, the rate environment for our health plans remains uncertain, and we have received several rate reductions effective to date in 2011, including a blended 6% reduction in California retroactive to July 1, 2011, a 2.5% reduction in New Mexico effective July 1, 2011, a 2% reduction in Utah effective July 1, 2011, and a 2% rate reduction in Texas effective September 1, 2011. For the remainder of 2011, we anticipate a 1% reduction in California effective October 1, 2011. However, we have also received notifications of rate increases, including a 5% blended rate increase at our Missouri health plan effective July 1, 2011, a 7.5% rate increase at our Florida plan effective September 1, 2011, and a 1% rate increase at our Michigan plan effective October 1, 2011.
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
The state of Idaho has sent their formal request for system certification to CMS, and we anticipate certification review late in 2011 or early 2012, with formal certification in the second half of 2012. The certification process for our MMIS in Maine is also currently underway.
Results of Operations
Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010
Health Plans Segment
Premium Revenue
In the three months ended September 30, 2011, compared with the three months ended September 30, 2010, premium revenue grew 13% due to a membership increase of approximately 8% (on a member-month basis), and PMPM revenue increase of approximately 5%. Medicare premium revenue was $101.5 million for the three months ended September 30, 2011, compared with $70.7 million for the three months ended September 30, 2010. In addition to the $7.5 million reduction to revenue in the third quarter of 2011 for the estimated premium reduction in California, we reduced revenue by $5.9 million in the third quarter of 2011 due to a minimum medical cost floor in New Mexico and a profit cap in Texas. In the third quarter of 2010 we reduced certain accruals for these items, resulting in an increase to revenue of $2.9 million.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended September 30,
	2011			2010
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee-for-service	$698,995	$140.55	72.9%	$601,836	$130.60	71.1%
Capitation	129,315	26.00	13.5	136,425	29.61	16.1
Pharmacy	89,191	17.93	9.3	76,049	16.50	9.0
Other	41,657	8.39	4.3	31,627	6.87	3.8

Total	$959,158	$192.87	100.0%	$845,937	$183.58	100.0%

The ratio of medical care costs to premium revenue (the medical care ratio, or MCR) was essentially flat, increasing to 84.3% in the three months ended September 30, 2011, compared with 84.2% for the three months ended September 30, 2010. Total medical care costs increased approximately 5% PMPM.
•
Fee-for-service and capitation costs combined increased approximately 4%. Excluding the disproportionate impact of the Texas health plan, where we have experienced high utilization and unit costs for both physician and outpatient services (which include personal care services), fee-for-service costs were flat PMPM.

•	Capitation costs decreased approximately 12% PMPM, primarily due to the transition of members in Michigan and Washington into fee-for-service networks.
•	Fee-for-service costs increased approximately 8% PMPM, partially due to the transition of members from capitated provider networks into fee-for-service networks.
•	Pharmacy costs increased approximately 9% PMPM.
•	Hospital utilization decreased approximately 7%.
The medical care ratio of the California health plan increased to 88.8% in the three months ended September 30, 2011, from 80.3% in the three months ended September 30, 2010. The California health plan reduced premium revenue by approximately $7.5 million in the third quarter of 2011 for premium reductions estimated to be retroactive to July 1, 2011. The California Department of Health Care Services has indicated that it will reduce certain provider payments by approximately 10% retroactive to July 1, 2011. We believe that this reduction to provider payments will translate into a premium reduction of approximately 6% for the California health plan. At September 30, 2011 the California health plan had not recorded any potential recovery of provider payments related to this estimated premium reduction. Also in the third quarter of 2011, the California health plan added approximately 7,000 new ABD members with an average premium revenue of approximately $450 PMPM.
The medical care ratio of the Florida health plan decreased to 89.2% in the three months ended September 30, 2011, from 97.2% in the three months ended September 30, 2010, primarily due to initiatives implemented to reduce pharmacy and behavioral health costs. The Florida health plan received a premium rate increase of approximately 7.5% effective September 1, 2011.
The medical care ratio of the Michigan health plan decreased to 82.0% in the three months ended September 30, 2011, from 85.7% in the three months ended September 30, 2010, primarily due to improved Medicare performance and lower capitation and physician/outpatient costs combined. The Michigan health plan received a premium rate increase of approximately 1% effective October 1, 2011.
The medical care ratio of the Missouri health plan decreased to 78.1% in the three months ended September 30, 2011, from 86.7% in the three months ended September 30, 2010. Medical costs were flat compared to the prior period, while the health plan received a premium rate increase of approximately 5% effective July 1, 2011.
The medical care ratio of the New Mexico health plan increased to 84.2% in the three months ended September 30, 2011, from 83.5% in the three months ended September 30, 2010. The New Mexico health plan received a premium rate reduction of approximately 2.5% effective July 1, 2011. Premium revenues were further reduced due to a 1% increase in the minimum contractual amount the plan is required to spend on medical costs effective July 1, 2011. As a result of a minimum medical cost floor in our contract with the state of New Mexico, we reduced premium revenue by $4.4 million in the third quarter of 2011. In the third quarter of 2010, we reduced the accrual for the minimum medical cost floor, resulting in the recognition of an additional $2.8 million of revenue.
The medical care ratio of the Ohio health plan decreased to 78.4% in the three months ended September 30, 2011, from 81.2% in the three months ended September 30, 2010, due to an increase in Medicaid premium PMPM of approximately 4.5% effective January 1, 2011, while fee for service costs have increased by only 2.0%.

The medical care ratio of the Texas health plan increased to 93.7% in the three months ended September 30, 2011, from 89.5% in the three months ended September 30, 2010. Effective September 1, 2011, the Texas health plan added approximately 8,000 ABD members and 3,000 TANF members in the Jefferson service area, and effective September 1, 2010, we added approximately 54,000 members state-wide who are covered under the Children’s Health Insurance Program, or CHIP. Costs associated with ABD contracts, particularly in the Dallas-Fort Worth region, are running substantially higher than in our other markets, due to both high utilization and high unit costs. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Texas health plan. The medical care ratio of the Texas health plan fell from 95.0% in the second quarter of 2011 to 93.7% in the third quarter of 2011. Profitability of the CHIP line of business was proportionally higher in Texas, leading to a $1.5 million reduction of revenue as a result of a profit cap in our contract with the state of Texas. That profit cap is applied on a product by product basis. In the third quarter of 2010, we reduced the accrual for the profit cap, resulting in the recognition of an additional $0.1 million of revenue. The Texas health plan received a premium rate reduction of approximately 2% effective September 1, 2011.
The medical care ratio of the Utah health plan decreased to 79.3% in the three months ended September 30, 2011, from 84.9% in the three months ended September 30, 2010, primarily due to a reduction in inpatient utilization and a shift in member mix. The Utah health plan received a premium rate reduction of approximately 2% effective July 1, 2011.
The medical care ratio of the Washington health plan increased to 82.8% in the three months ended September 30, 2011, from 79.4% in the three months ended September 30, 2010. Higher fee-for-service and pharmacy costs more than offset lower capitation costs. The Washington health plan received a premium rate reduction of approximately 1% effective October 1, 2011.
The medical care ratio of the Wisconsin health plan (acquired September 1, 2010) was 79.1% in the three months ended September 30, 2011. The Wisconsin health plan recorded a premium deficiency reserve of $3.35 million in the first quarter of 2011. Based on improvements in the health plan’s earnings forecast through the end of the contract period, this reserve was relieved during the second and third quarters. Absent the premium deficiency reduction, the Wisconsin plan’s medical care ratio would have been approximately 88.1% in the three months ended September 30, 2011. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Wisconsin health plan.
Health Plans Segment Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended September 30, 2011
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,049	$144,888	$138.11	$128,596	$122.58	88.8%	$1,114
Florida	199	51,569	258.96	46,009	231.04	89.2	(17)
Michigan	656	165,636	252.46	135,899	207.13	82.0	9,644
Missouri	234	58,196	248.80	45,428	194.22	78.1	—
New Mexico	267	79,644	297.82	67,043	250.70	84.2	2,084
Ohio	745	232,616	312.55	182,363	245.02	78.4	18,072
Texas	414	105,577	255.25	98,954	239.24	93.7	1,613
Utah	243	69,763	286.47	55,293	227.05	79.3	—
Washington	1,043	211,131	202.49	174,912	167.76	82.8	3,776
Wisconsin(2)	123	17,269	139.95	13,656	110.67	79.1	—
Other(3)	—	1,941	—	11,005	—	—	88

	4,973	$1,138,230	$228.88	$959,158	$192.87	84.3%	$36,374

	Three Months Ended September 30, 2010
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,046	$128,350	$122.75	$103,002	$98.51	80.3%	$1,888
Florida	169	43,485	256.25	42,258	249.02	97.2	(14)
Michigan	675	156,609	232.05	134,238	198.90	85.7	9,655
Missouri	236	52,952	224.63	45,930	194.84	86.7	—
New Mexico	274	93,602	341.38	78,121	284.92	83.5	2,170
Ohio	715	210,651	294.55	171,051	239.18	81.2	16,734
Texas	180	48,188	267.95	43,129	239.82	89.5	861
Utah	234	67,566	289.28	57,381	245.67	84.9	—
Washington	1,051	195,578	186.03	155,307	147.73	79.4	3,622
Wisconsin(2)	28	6,310	224.18	6,154	218.65	97.5	—
Other(3)	—	1,824	—	9,366	—	—	121

	4,608	$1,005,115	$218.12	$845,937	$183.58	84.2%	$35,037

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	We acquired the Wisconsin health plan on September 1, 2010.

(3)	“Other” medical care costs also include medically related administrative costs at the parent company.
Days in Medical Claims and Benefits Payable
The days in medical claims and benefits payable were as follows:

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2011	2011	2010	2010
Days in claims payable — fee-for-service only	39 days	39 days	42 days	42 days
Number of claims in inventory at end of period	132,200	121,900	143,600	110,200
Billed charges of claims in inventory at end of period (dollars in thousands)	$187,000	$205,800	$218,900	$158,900
Molina Medicaid Solutions Segment
Molina Medicaid Solutions was acquired on May 1, 2010. Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Service revenue before amortization	$39,273	$34,926
Amortization recorded as reduction of service revenue	(1,545)	(2,655)

Service revenue	37,728	32,271
Cost of service revenue	34,584	27,605
General and administrative costs	2,069	2,195
Amortization of customer relationship intangibles recorded as amortization	1,282	1,314

Operating (loss) income	$(207)	$1,157

We are currently deferring recognition of all revenue as well as all direct costs (to the extent that such costs are estimated to be recoverable) in Idaho until the Medicaid Management Information System, or MMIS, in that state receives certification from the Centers for Medicare and Medicaid Services, or CMS. Cost of service revenue includes $2.5 million of direct costs associated with the Idaho contract that would otherwise have been recorded as deferred contract costs. We were not able to defer these direct contract costs because estimated future net revenues as of each measurement date did not exceed estimated future direct costs of the contract. We currently expect the Idaho contract to perform financially at a break even basis through its initial term. So long as we continue to defer revenue recognition under the contract, we will also continue to defer direct costs associated with the agreement. If our break-even assumptions were to change, we may not be able to continue to defer direct contract costs.

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
Consolidated Expenses
General and Administrative Expenses
General and administrative, or G&A, expenses, were $99.6 million, or 8.5% of total revenue, for the three months ended September 30, 2011, compared with $88.7 million, or 8.5% of total revenue, for the three months ended September 30, 2010.
Premium Tax Expenses
Premium tax expense decreased to 3.2% of premium revenue in the three months ended September 30, 2011, from 3.5% in the three months ended September 30, 2010, due to a shift in revenue to states with comparatively low premium tax rates.
Interest Expense
Interest expense decreased to $4.4 million for the three months ended September 30, 2011, from $4.6 million for the three months ended September 30, 2010. Interest expense includes non-cash interest expense relating to our convertible senior notes, which amounted to $1.4 million and $1.3 million for the three months ended September 30, 2011, and 2010, respectively.
Income Taxes
Income tax expense is recorded at an effective rate of 35.1% for the three months ended September 30, 2011 compared with 36.2% for the three months ended September 30, 2010. The lower rate in 2011 is primarily due to differences in the amount of discrete tax benefits recorded during the respective periods.
Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010
Health Plans Segment
Premium Revenue
In the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010, premium revenue grew 14% due to a membership increase of approximately 10% (on a member-month basis), and PMPM revenue increase of approximately 4%. Medicare premium revenue was $282.3 million for the nine months ended September 30, 2011, compared with $188.6 million for the nine months ended September 30, 2010. Reductions to revenue due to a minimum medical cost floor in New Mexico and a profit cap in Texas amounted to $12.2 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2010 we reduced certain accruals for these items, resulting in an increase to revenue of $0.1 million.

Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Nine Months Ended September 30,
	2011			2010
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee-for-service	$2,050,430	$138.40	72.7%	$1,763,675	$130.55	70.3%
Capitation	383,955	25.92	13.6	410,321	30.37	16.4
Pharmacy	268,637	18.13	9.5	241,290	17.86	9.6
Other	119,027	8.03	4.2	93,080	6.89	3.7

Total	$2,822,049	$190.48	100.0%	$2,508,366	$185.67	100.0%

The medical care ratio decreased to 84.3% in the nine months ended September 30, 2011, compared with 85.1% for the nine months ended September 30, 2010. Total medical care costs increased less than 3% PMPM.
•	Pharmacy costs (adjusted for the state’s retention of the pharmacy benefit in Ohio effective February 1, 2010) increased approximately 6% PMPM.
•	Capitation costs decreased approximately 15% PMPM, primarily due to the transition of members in Michigan and Washington into fee-for-service networks.
•	Fee-for-service costs increased approximately 6% PMPM, partially due to the transition of members from capitated provider networks into fee-for-service networks.
•	Fee-for-service and capitation costs combined increased approximately 2% PMPM.
•	Hospital utilization decreased approximately 7%.
The medical care ratio of the California health plan increased to 85.9% in the nine months ended September 30, 2011, from 84.0% in the nine months ended September 30, 2010. As noted above in “Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010,” the California health plan reduced premium revenue by approximately $7.5 million in the third quarter of 2011 for premium reductions estimated to be retroactive to July 1, 2011.
The medical care ratio of the Florida health plan increased to 94.2% in the nine months ended September 30, 2011, from 93.6% in the nine months ended September 30, 2010, primarily due to higher fee-for-service and capitation costs, which more than offset lower pharmacy and behavioral health costs. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Florida health plan. As noted above in “Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010,” profitability of the Florida health plan improved significantly in the third quarter of 2011.
The medical care ratio of the Michigan health plan decreased to 80.6% in the nine months ended September 30, 2011, from 84.4% in the nine months ended September 30, 2010, primarily due to improved Medicare performance, lower inpatient facility costs, and lower capitation and physician/outpatient costs combined.
The medical care ratio of the Missouri health plan increased to 87.1% in the nine months ended September 30, 2011, from 86.5% in the nine months ended September 30, 2010. The Missouri health plan received a premium rate increase of approximately 5% effective July 1, 2011. As noted above in “Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010,” profitability of the Missouri health plan improved significantly in the third quarter of 2011.
The medical care ratio of the New Mexico health plan increased to 83.5% in the nine months ended September 30, 2011, from 80.2% in the nine months ended September 30, 2010. The New Mexico health plan received a premium rate reduction of approximately 2.5% effective July 1, 2011. Additionally premium revenues were reduced due to a 1% increase in the minimum contractual amount the plan is required to spend on medical costs effective July 1, 2011. As a result of a minimum medical cost floor in our contract with the state of New Mexico, we reduced premium revenue by $10.9 million in the nine months ended September 30, 2011. The minimum medical cost floor had no impact on premium revenue in the nine months ended September 30, 2010.

The medical care ratio of the Ohio health plan decreased to 76.9% in the nine months ended September 30, 2011, from 80.7% in the nine months ended September 30, 2010, due to an increase in Medicaid premium PMPM of approximately 4.5% effective January 1, 2011, and modestly lower fee-for-service costs.
The medical care ratio of the Texas health plan increased to 93.4% in the nine months ended September 30, 2011, from 87.6% in the nine months ended September 30, 2010. Effective February 1, 2011, we added approximately 30,000 ABD members in the Dallas-Fort Worth area and effective September 1, 2011, we added approximately 8,000 ABD members and 3,000 TANF members in the Jefferson Service area, and effective September 1, 2010, we added approximately 54,000 members state-wide who are covered under CHIP. Costs associated with our ABD contracts, particularly in the Dallas-Fort Worth region, are running substantially higher than in our other markets, due to both high utilization and high unit costs. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Texas health plan. As a result of a profit cap in our contract with the state of Texas, we reduced premium revenue by $1.3 million in the nine months ended September 30, 2011. In the nine months ended September 30, 2010, we reduced the accrual for the profit cap, resulting in the recognition of an additional $0.1 million of revenue.
The medical care ratio of the Utah health plan decreased to 77.9% in the nine months ended September 30, 2011, from 94.1% in the nine months ended September 30, 2010, primarily due to reduced fee-for-service outpatient and physician costs and an increase in Medicaid premium PMPM of approximately 7% effective July 1, 2010. Lower fee-for-service costs were the result of both lower unit costs and lower utilization. During the second quarter of 2011 we settled certain claims with the state regarding the savings share provision of our contract in effect from 2003 through June of 2009. We settled for the contract years 2006 through 2009 and recognized $6.9 million in premium revenue without any corresponding charge to expense. The Utah health plan received a premium rate reduction of approximately 2% effective July 1, 2011.
The medical care ratio of the Washington health plan increased to 84.7% in the nine months ended September 30, 2011, from 84.2% in the nine months ended September 30, 2010. Higher fee-for-service and pharmacy costs more than offset lower capitation costs.
The medical care ratio of the Wisconsin health plan (acquired September 1, 2010) was 92.1% in the nine months ended September 30, 2011. The state of Wisconsin reduced capitation rates by 11% on January 1, 2011. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Wisconsin health plan.
Health Plans Segment Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Nine Months Ended September 30, 2011
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	3,133	$418,961	$133.71	$359,844	$114.84	85.9%	$4,937
Florida	588	150,561	256.13	141,872	241.35	94.2	34
Michigan	2,002	495,971	247.70	399,952	199.75	80.6	29,219
Missouri	722	169,988	235.45	148,135	205.18	87.1	—
New Mexico	808	246,223	304.71	205,659	254.51	83.5	6,472
Ohio	2,218	693,829	312.86	533,216	240.44	76.9	53,629
Texas	1,154	290,787	252.06	271,723	235.54	93.4	5,016
Utah	723	215,205	297.62	167,605	231.79	77.9	—
Washington	3,104	608,998	196.25	515,769	166.20	84.7	11,099
Wisconsin(2)	364	51,526	141.42	47,450	130.23	92.1	44
Other(3)	—	6,389	—	30,824	—	—	183

	14,816	$3,348,438	$226.01	$2,822,049	$190.48	84.3%	$110,633

	Nine Months Ended September 30, 2010
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	3,158	$376,811	$119.32	$316,569	$100.24	84.0%	$5,153
Florida	483	124,035	256.70	116,079	240.23	93.6	(2)
Michigan	2,029	468,723	230.98	395,450	194.87	84.4	29,305
Missouri	704	156,874	222.83	135,766	192.85	86.5	—
New Mexico	834	281,149	336.93	225,346	270.06	80.2	7,161
Ohio	2,083	641,683	308.11	517,951	248.70	80.7	50,251
Texas	426	130,881	307.51	114,593	269.24	87.6	2,247
Utah	685	191,040	278.99	179,816	262.60	94.1	—
Washington	3,080	562,836	182.75	473,609	153.78	84.2	10,278
Wisconsin(2)	28	6,310	224.18	6,154	218.65	97.5	—
Other(3)	—	6,678	—	27,033	—	—	185

	13,510	$2,947,020	$218.14	$2,508,366	$185.67	85.1%	$104,578

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	We acquired the Wisconsin health plan on September 1, 2010.

(3)	“Other” medical care costs also include medically related administrative costs of the parent company.
Molina Medicaid Solutions Segment
Molina Medicaid Solutions was acquired on May 1, 2010; therefore, the nine months ended September 30, 2010 include only five months of operating results for this segment. Performance of the Molina Medicaid Solutions segment was as follows:

	Nine Months Ended	Five Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Service revenue before amortization	$116,567	$57,571
Amortization recorded as reduction of service revenue	(5,277)	(4,246)

Service revenue	111,290	53,325
Cost of service revenue	105,020	41,859
General and administrative costs	6,421	3,161
Amortization of customer relationship intangibles recorded as amortization	3,846	2,143

Operating (loss) income	$(3,997)	$6,162

Cost of service revenue for the nine months ended September 30, 2011 includes $9.5 million of direct costs associated with the Idaho contract that would otherwise have been recorded as deferred contract costs, for the same reasons discussed above, in “Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010.”
Consolidated Expenses and Other
General and Administrative Expenses
General and administrative expenses were $291.0 million, or 8.4% of total revenue, for the nine months ended September 30, 2011, compared with $245.6 million, or 8.2% of total revenue, for the nine months ended September 30, 2010.
Premium Tax Expense
Premium tax expense decreased to 3.3% of premium revenue, in the nine months ended September 30, 2011, from 3.5% in the nine months ended September 30, 2010, due to a shift in revenue to states with comparatively low premium tax rates.

Interest Expense
Interest expense decreased to $11.7 million for the nine months ended September 30, 2011, from $12.1 million for the nine months ended September 30, 2010. Interest expense includes non-cash interest expense relating to our convertible senior notes, which amounted to $4.1 million and $3.8 million for the nine months ended September 30, 2011 and 2010, respectively.
Income Taxes
Income tax expense is recorded at an effective rate of 36.4% for the nine months ended September 30, 2011, compared with 37.3% for the nine months ended September 30, 2010. The lower rate in 2011 is primarily due to discrete tax benefits recognized for statute closures and prior year tax return to provision reconciliations. Excluding the discrete tax benefits, the effective tax rate for the nine months ended September 30, 2011 was 37.3%.
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

	Three Months Ended September 30,
	2011		2010
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)
Depreciation	$8,234	0.7%	$6,840	0.6%
Amortization of intangible assets	5,196	0.4	5,114	0.5

Depreciation and amortization reported as such in the
consolidated statements of income	13,430	1.1	11,954	1.1
Amortization recorded as reduction of service revenue	1,545	0.1	2,655	0.3
Depreciation recorded as cost of service revenue	2,837	0.2	1,964	0.2

Total	$17,812	1.4%	$16,573	1.6%

	Nine Months Ended September 30,
	2011		2010
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)
Depreciation	$22,859	0.7%	$19,963	0.7%
Amortization of intangible assets	15,728	0.5	13,271	0.4

Depreciation and amortization reported as such in the consolidated statements of income	38,587	1.2	33,234	1.1
Amortization recorded as reduction of service revenue	5,277	0.1	4,246	0.1
Depreciation recorded as cost of service revenue	8,550	0.2	3,005	0.1

Total	$52,414	1.5%	$40,485	1.3%

Liquidity and Capital Resources
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue and investment income. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of September 30, 2011, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income decreased to $3.8 million for the nine months ended September 30, 2011, compared with $4.9 million for the nine months ended September 30, 2010. Our annualized portfolio yield for the nine months ended September 30, 2011 was 0.6% compared with 0.8% for the nine months ended September 30, 2010.
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
Cash provided by operating activities for the nine months ended September 30, 2011 was $155.2 million compared with $9.5 million for the nine months ended September 30, 2010, an increase of $145.7 million. Deferred revenue, which was a source of operating cash amounting to $42.6 million in 2011, was a use of operating cash amounting to $64.3 million in 2010.
Cash provided by financing activities decreased due to $111.2 million net proceeds from our common stock offering in the third quarter of 2010, with no comparable activity in the current year.

Reconciliation of Non-GAAP (1) to GAAP Financial Measures
EBITDA (2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$18,950	$16,173	$53,778	$37,342
Add back:
Depreciation and amortization reported in the consolidated statements of cash flows	17,812	16,573	52,414	40,485
Interest expense	4,380	4,600	11,666	12,056
Provision for income taxes	10,236	9,180	30,832	22,171

EBITDA	$51,378	$46,526	$148,690	$112,054

(1)	GAAP stands for U.S. generally accepted accounting principles.

(2)
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

Capital Resources
At September 30, 2011, the parent company — Molina Healthcare, Inc. — held cash and investments of approximately $54.3 million, compared with approximately $65.1 million of cash and investments at December 31, 2010. This decline was primarily due to capital contributions and /or advances to our Florida, Texas, and Wisconsin health plans in the first quarter of 2011.
On a consolidated basis, at September 30, 2011, we had working capital of $430.2 million compared with $392.4 million at December 31, 2010. At September 30, 2011 we had cash and investments of $881.0 million, compared with $813.8 million of cash and investments at December 31, 2010.
On October 11, 2011, Molina Center LLC, our wholly owned subsidiary, entered into a purchase agreement to acquire the approximately 460,000 square foot office project located at 200 and 300 Oceangate, Long Beach, California. The purchase price under the agreement is $83 million, to be paid in cash at closing. The transaction is contingent upon the satisfactory completion of our due diligence review and other customary closing conditions. Any closing is expected to occur during December 2011 or the first quarter of 2012.
Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014 (see discussion of “Convertible Senior Notes” below). The repurchase program will be funded with working capital or draws under our credit facility (see discussion of “Credit Facility” below).
On July 27, 2011, our board of directors approved a stock repurchase program of up to $7 million to be used to purchase shares of our common stock under a Rule 10b5-1 trading plan. Under this program, we purchased approximately 400,000 shares of our common stock for $7 million (average cost of approximately $17.47 per share) during August 2011. These purchases did not materially impact diluted earnings per share for the three months or nine months ended September 30, 2011. Subsequently, we retired the $7.0 million of treasury shares purchased, which reduced additional paid-in capital as of September 30, 2011.
We believe that our cash resources, Credit Facility, and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Credit Facility
On September 9, 2011, we entered into a credit agreement for a $170 million revolving credit facility (the “Credit Facility”) with various lenders and U.S. Bank National Association, as LC Issuer, Swing Line Lender, and Administrative Agent. The Credit Facility will be used for general corporate purposes.

The Credit Facility has a term of five years under which all amounts outstanding will be due and payable on September 9, 2016. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $195 million. As of September 30, 2011 there was no outstanding principal balance under the Credit Facility. However, as of September 30, 2011, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho, which reduces the amount available under the Credit Facility.
Borrowings under the Credit Facility will bear interest based, at our election, on the base rate plus an applicable margin or the Eurodollar rate. The base rate is, for any day, a rate of interest per annum equal to the highest of (i) the prime rate of interest announced from time to time by U.S. Bank or its parent, (ii) the sum of the federal funds rate for such day plus 0.50% per annum and (iii) the Eurodollar rate (without giving effect to the applicable margin) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%. The Eurodollar rate is a reserve adjusted rate at which Eurodollar deposits are offered in the interbank Eurodollar market plus an applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee of 0.25% to 0.50% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Credit Facility. The initial commitment fee shall be set at 0.35% until our delivery of its financials for the quarter ended September 30, 2011. The applicable margins range between 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Eurodollar loans, in each case, based upon our leverage ratio.
Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, with the exception of certain of our real estate assets, and by a pledge of the capital stock or membership interests of our operating subsidiaries and health plans (with the exception of the California health plan).
The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 as of the end of each fiscal quarter and a fixed charge coverage ratio of not less than 1.75 to 1.00. At September 30, 2011, we were in compliance with all financial covenants under the Credit Facility.
In the event of a default, including cross-defaults relating to specified other debt in excess of $20 million, the lenders may terminate the commitments under the Credit Facility and declare the amounts outstanding, including all accrued interest and unpaid fees, payable immediately. In addition, the lenders may enforce any and all rights and remedies created under the Credit Facility or applicable law.
In connection with our entrance into the Credit Facility, on September 9, 2011, we terminated our existing credit agreement with Bank of America, dated March 9, 2005, as amended to date, which had provided us with a $150 million revolving credit facility. As of September 30, 2011 and December 31, 2010, there was no outstanding principal balance under this credit agreement.
Shelf Registration Statement
Under a shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission in December 2008, we have up to $182.5 million available for the issuance of our securities, including common stock, warrants, or debt securities, that may be publicly offered from time to time at prices and terms to be determined at the time of the offering.
Convertible Senior Notes
As of September 30, 2011, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

Regulatory Capital and Dividend Restrictions
Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $456.2 million at September 30, 2011, and $397.8 million at December 31, 2010.
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
As of September 30, 2011, our health plans had aggregate statutory capital and surplus of approximately $463.1 million compared with the required minimum aggregate statutory capital and surplus of approximately $273.9 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2011. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
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

•	The deferral of revenue and costs associated with contracts held by our Molina Medicaid Solutions segment; and;
•	The determination of medical claims and benefits payable.
Revenue Recognition — Health Plans Segment
Certain components of premium revenue are subject to accounting estimates, and are therefore subject to retroactive revision. Chief among these are:
•
Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premium revenue paid to our Florida health plan by the state of Florida may be refunded to the state if certain minimum amounts are not spent on defined behavioral health care costs. At September 30, 2011, we had not recorded any liability under the terms of this contract provision. If the state of Florida disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of this provision, including revisions to the definitions of premium revenue or behavioral health care costs, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our Florida health plan.

•
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premium revenue paid to our New Mexico health plan by the state of New Mexico may be refunded to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). Effective July 1, 2008, our New Mexico health plan entered into a new four-year contract that, in addition to retaining the medical cost floor, added certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At September 30, 2011, we had recorded a liability of $16.5 million under the terms of these contract provisions. If the state of New Mexico disagrees with our interpretation of the existing contract terms, an adjustment to the amounts owed may be required. Any changes to the terms of these provisions, including revisions to the definitions of premium revenue, medical care costs, administrative costs or profit, the period of time over which performance is measured or the manner of its measurement, or the percentages used in the calculations, may affect the profitability of our New Mexico health plan.

•
New Mexico Health Plan At-Risk Premium Revenue: Under our contract with the state of New Mexico, up to 0.75% of our New Mexico health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality of care and administrative measures dictated by the state. For the state fiscal year ended June 30, 2011, our New Mexico health plan has received $2.6 million in at-risk revenue for state fiscal year 2011. We have recognized $1.9 million of that amount as revenue, and recorded a liability of approximately $0.7 million as of September 30, 2011, for the remainder. For the state fiscal year ended June 30, 2012 we have received $0.6 million in at-risk revenue. We have recognized $0.4 million as revenue, and have recorded a liability of $0.2 million for the remainder. If the state of New Mexico disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required.

•
Ohio Health Plan At-Risk Premium Revenue: Under our contract with the state of Ohio, up to 1% of our Ohio health plan’s revenue may be refundable to the state if certain performance measures are not met. Effective February 1, 2010 through June 30, 2011, an additional 0.25% of the Ohio health plan’s revenue became refundable if certain pharmacy specific performance measures were not met. These performance measures are generally linked to various quality-of-care measures dictated by the state. For the state fiscal year ended June 30, 2011, our Ohio health plan received $10.3 million in at-risk revenue. We have recognized $8.6 million of that amount as revenue, and recorded a liability of approximately $1.7 million for the remainder. To date for the state fiscal year ended June 30, 2012, we have received $2.7 million in at-risk revenue, of which $2.3 million has been recognized as revenue, and $0.4 million was recorded as a liability as of September 30, 2011. If the state of Ohio disagrees with our estimation of our compliance with the at-risk premium requirements, an adjustment to the amounts owed may be required. For example, during the third quarter of 2010, we reversed the recognition of approximately $3.3 million of at-risk revenue, of which $1.9 million and $1.4 million were initially recognized in 2010, and 2009, respectively.

•
Utah Health Plan Premium Revenue: Our Utah health plan was entitled to receive additional premium revenue from the state of Utah as an incentive payment for saving the state of Utah money in relation to fee-for-service Medicaid during the period 2003 through August 31, 2009.

During the second quarter of 2011 we settled all claims related to state contract years 2006 through 2009 and received payments amounting to $13.6 million in settlement of this matter. The state in turn has made demands upon us amounting to $9.6 million to recover alleged over payment of premium revenue to us for the period 2003 through 2009. We are disputing many of those claims and as of September 30, 2011 have recorded a liability of approximately $4.6 million in connection with the premium revenue overpayments.

•
Texas Health Plan Profit Sharing: Under our contract with the state of Texas there is a profit-sharing agreement, where we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. The rebates, if any, are calculated separately for the TANF/CHIP and ABD products. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As of September 30, 2011, we had an aggregate liability of approximately $1.3 million accrued pursuant to our profit-sharing agreement with the state of Texas for the 2011 and 2012 contract years (ending August 31st of each year). Because the final settlement calculations include a claims run-out period of nearly one year, an adjustment to the amounts owed may be required.

•
Texas Health Plan At-Risk Premium Revenue: Under our contract with the state of Texas, up to 1% of our Texas health plan’s revenue may be refundable to the state if certain performance measures are not met. These performance measures are generally linked to various quality-of-care measures established by the state. The time period for the assessment of these performance measures previously followed the state’s fiscal year, but effective January 1, 2011, it follows the calendar year. The state of Texas has notified us that it has discontinued the program for the 2011 calendar year.

•
Wisconsin Health Plan incentive revenue: Under our contract with the state of Wisconsin, a portion of the capitation premiums are withheld by the state and placed into an incentive pool. The amounts withheld are 3.25% of revenue in the southeast region of the state for the Badger Care program and 1% for the remaining membership in the state. If certain performance measures are met, the plan may be eligible to receive these additional funds as an incentive payment. As of September 30, 2011 we have determined that there is persuasive evidence that at least a portion of these funds have been earned and a receivable $0.4 million is established accordingly.

•
Medicare Premium Revenue: Based on member encounter data that we submit to CMS, our Medicare revenue is subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. That analysis is similar to the process for the adjustment of member risk scores, but is further complicated by member pharmacy cost sharing provisions attached to the Medicare pharmacy benefit that do not apply to the services measured by the member risk adjustment process. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns, we have recorded a liability of approximately $1.2 million related to the potential recoupment of Medicare premium revenue at September 30, 2011. To the extent that the premium revenue ultimately received from CMS differs from recorded amounts, we will adjust reported Medicare revenue.

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
The absence of VSOE within the context of a multiple element arrangement prior to January 1, 2011 requires us to delay recognition of any revenue for an MMIS contract until completion of the DDI phase of the contract. As a general principle, revenue recognition will therefore commence at the completion of the DDI phase, and all revenue will be recognized over the period that BPO services and training and support services are provided. Consistent with the deferral of revenue, recognition of all direct costs (such as direct labor, hardware, and software) associated with the DDI phase of our contracts is deferred until the commencement of revenue recognition. Deferred costs are recognized on a straight-line basis over the period of revenue recognition.
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
In Idaho, revenue recognition is expected to begin during the second half of 2012. Consistent with the deferral of revenue, we have deferred recognition of a portion of the direct contract costs associated with that revenue. Deferred contract costs, if any, deferred through the date revenue recognition begins will be recognized simultaneously with revenue. As noted above, direct costs in excess of the estimated future net revenues associated with a contract may not be deferred. For the three and nine months ended September 30, 2011, we recorded $2.5 million and $9.5 million, respectively, of direct contract costs associated with our Idaho contract. We were not able to defer these direct contract costs because estimated future net revenues as of each measurement date did not exceed estimated future direct costs of the contract. We currently expect the Idaho contract to perform financially at a break even basis through its initial term. So long as we continue to defer revenue recognition under the contract, we will also continue to defer direct costs associated with the agreement. If our break-even assumptions were to change, we may not be able to continue to defer direct contract costs.
We began to recognize revenue and the related deferred costs associated with our Maine contract in September 2010.
Molina Medicaid Solutions’ deferred revenue was $53.1 million at September 30, 2011, and $10.9 million at December 31, 2010, and unamortized deferred contract costs were $52.8 million at September 30, 2011, and $28.4 million at December 31, 2010.
For all new or materially modified revenue arrangements with multiple elements entered into on or after January 1, 2011, we apply the guidance contained in ASU No. 2009-13. For these arrangements, we allocate total arrangement consideration to the elements of the arrangement, which are expected to be DDI, BPO, and training and support services, because this is consistent with the current elements included in our Molina Medicaid Solutions contracts. The arrangement allocation is performed using the relative selling-price method. When determining the selling price of each element, VSOE should first be used, if available. Since VSOE is unavailable under our contracts, we will attempt to use third-party evidence, or TPE, of vendors selling similar services to similarly situated customers on a standalone basis, if available. If TPE is not available, we use our best estimate of the selling price for each element.

We then evaluate whether, at each stage in the life cycle of the contract, we are able to recognize revenue associated with that element. To the extent that our revenue arrangements have provisions that allow our state customers to refuse acceptance of services performed, we are still required to defer revenue recognition until such state customers accept our performance. Once this acceptance is achieved, we immediately recognize the revenue associated with any delivered elements, which differs from our current practice for arrangements entered into prior to January 1, 2011, where the revenue associated with delivered elements is recognized over the final service element of the arrangement because VSOE for the other elements does not exist. As such, we expect that the adoption of ASU No. 2009-13 will result in an overall acceleration of revenue recognition with respect to any multiple-element arrangements entered into on or after January 1, 2011. We have entered into no new or materially modified revenue arrangements with multiple elements since January 1, 2011.
Medical Claims and Benefits Payable — Health Plans Segment
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	Sept. 30,	Dec. 31,	Sept. 30,
	2011	2010	2010
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$283,160	$275,259	$271,285
Capitation payable	49,259	49,598	53,410
Pharmacy	16,615	14,649	14,663
Other	12,021	14,850	13,982

	$361,055	$354,356	$353,340

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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $283.2 million of our total medical claims and benefits payable of $361.1 million as of September 30, 2011. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at September 30, 2011, was $276.9 million.
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

The following table reflects the change in our estimate of claims liability as of September 30, 2011 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding September 30, 2011, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in
Medical Claims and
(Decrease) Increase in Estimated Completion Factors	Benefits Payable
(6%)	$113,904
(4%)	75,936
(2%)	37,968
2%	(37,968)
4%	(75,936)
6%	(113,904)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of September 30, 2011 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in
Medical Claims and
(Decrease) Increase in Trended Per member Per Month Cost Estimates	Benefits Payable
(6%)	$(61,288)
(4%)	(40,859)
(2%)	(20,429)
2%	20,429
4%	40,859
6%	61,288
The following per-share amounts are based on a combined federal and state statutory tax rate of 37.5%, and 46.3 million diluted shares outstanding for the nine months ended September 30, 2011. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at September 30, 2011, net income for the nine months ended September 30, 2011 would increase or decrease by approximately $11.9 million, or $0.26 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at September 30, 2011, net income for the three months ended September 30, 2011 would increase or decrease by approximately $6.4 million, or $0.14 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $59.3 million, or $1.28 per diluted share, and $31.9 million, or $0.69 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $11.9 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

After we have established our base IBNP reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, once again using actuarial techniques, to account for adverse developments in our claims payments which the base actuarial model is not intended to and does not account for. We refer to this additional liability as the provision for adverse claims development. The provision for adverse claims development is a component of our overall determination of the adequacy of our IBNP. It is intended to capture the potential inadequacy of our IBNP estimate as a result of our inability to adequately assess the impact of factors such as changes in the speed of claims receipt and payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations and regions such as the ABD population in the Dallas-Fort Worth area, changes to state-controlled fee schedules upon which a large proportion of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNP after considering the base actuarial model reserves and the provision for adverse claims development. We also include in our IBNP liability an estimate of the administrative costs of settling all claims incurred through the reporting date. The development of IBNP is a continuous process that we monitor and refine on a monthly basis as additional claims payment information becomes available. As additional information becomes known to us, we adjust our actuarial model accordingly to establish IBNP.
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
As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities in fiscal years 2010 and through September 30, 2011 were less than what we had expected when we had established our reserves. While the specific reasons for the overestimation of our liabilities were different in each of the periods presented, in general the overestimations were tied to our assessment of specific circumstances at our individual health plans which were unique to those reporting periods.
We recognized a benefit from prior period claims development in the amount of $49.5 million for the nine months ended September 30, 2011 (see table below). This amount represents our estimate as of September 30, 2011 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2010 exceeded the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2010 was due primarily to the following factors:
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

In estimating our claims liability at September 30, 2011, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:
•	The assumption of risk for new populations by our Texas health plan; Dallas-Fort Worth area ABD members effective February 1, 2011; Jefferson service area members effective September 30, 2011.
•
The transition of certain members by our Washington and Michigan health plans from full-risk capitated provider arrangements to fee-for-service providers effective December 31, 2010. This change had the effect of transferring back to the Company risk that had previously been assumed by capitated medical providers.

•	A substantial decline in Medicaid claims inventory at our Ohio health plan and for our overall Medicare membership.
•	A substantial increase in Medicaid claims inventory in Missouri and New Mexico.
The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2010 and through September 30, 2011, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

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

			Six	Three
			Months	Months	Year
	Nine Months Ended		Ended	Ended	Ended
	Sept. 30,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2011	2010	2011	2011	2010
	(Dollars in thousands, except
	per-member amounts)
Balances at beginning of period	$354,356	$315,316	$354,356	$354,356	$315,316
Balance of acquired subsidiary	—	—	—	—	3,228
Components of medical care costs related to:
Current period	2,871,515	2,554,579	1,908,289	957,909	3,420,235
Prior periods	(49,466)	(46,213)	(45,398)	(44,377)	(49,378)

Total medical care costs	2,822,049	2,508,366	1,862,891	913,532	3,370,857

Payments for medical care costs related to:
Current period	2,522,374	2,219,896	1,584,636	646,428	3,085,388
Prior periods	292,976	250,446	290,998	270,078	249,657

Total paid	2,815,350	2,470,342	1,875,634	916,506	3,335,045

Balances at end of period	$361,055	$353,340	$341,613	$351,382	$354,356

Benefit from prior period as a percentage of:
Balance at beginning of period	14.0%	14.7%	12.8%	12.5%	15.7%
Premium revenue	1.5%	1.6%	2.1%	4.1%	1.2%
Total medical care costs	1.8%	1.8%	2.4%	4.9%	1.5%
Claims Data:
Days in claims payable, fee for service	39	42	39	41	42
Number of members at end of period	1,678,000	1,597,000	1,645,000	1,647,000	1,613,000
Number of claims in inventory at end of period	132,200	110,200	121,900	185,300	143,600
Billed charges of claims in inventory at end of period	$187,000	$158,900	$205,800	$250,600	$218,900
Claims in inventory per member at end of period	0.08	0.07	0.07	0.11	0.09
Billed charges of claims in inventory per member at end of period	$111.44	$99.50	$125.11	$152.16	$135.71
Number of claims received during the period	12,864,800	10,701,900	8,715,200	4,342,200	14,554,800
Billed charges of claims received during the period	$10,573,900	$8,615,500	$6,963,300	$3,386,600	$11,686,100
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ”)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting: During the fiscal quarter ended June 30, 2011, we completed the implementation of a new enterprise resource planning, or ERP, software system. This system is used in the preparation of, among other things, our financial statements and required reports. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, the following risk factors were identified by the Company during the third quarter of 2011 and is a supplement to the risk factors identified in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A — Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011. The risk factors described herein and in our Annual Report on Form 10-K, as updated by our quarterly report on Form 10-Q for the quarterly period ended June 30, 2011, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
Restrictions and covenants in our credit facility may limit our ability to make certain acquisitions or reduce our liquidity and capital resources.
On September 9, 2011, we terminated our credit agreement with Bank of America which had provided us with a $150 million revolving credit facility and entered into a credit agreement for a $170 million revolving credit facility with various lenders and U.S. Bank National Association. The credit facility imposes numerous restrictions and covenants, including, but not limited to, prescribed consolidated leverage and fixed charge coverage ratios, net worth requirements, and acquisition and disposition limitations that restrict our financial and operating flexibility, including our ability to make certain acquisitions above specified values and declare dividends and other distributions without lender approval. Our ability to comply with these covenants may be affected by events beyond our control. As a result of the restrictions and covenants imposed under our credit facility, our growth strategy may be negatively impacted by our inability to react to market conditions, finance our operations, engage in strategic acquisitions or disposals, act with complete flexibility, or to use our credit facility in the manner intended. In addition, our credit facility matures in September 2016. If we are in default at a time when funds under the credit facility are required to finance an acquisition, or if a proposed acquisition does not satisfy the pro forma financial requirements under our credit facility, or if we are unable to renew or refinance our credit facility prior to its maturity, and if the default is not cured or waived, we may be unable to use the credit facility in the manner intended, and our operations, liquidity, and capital resources could be materially adversely affected.

In the event the expected reduction in the rates paid to our California health plan is not finally implemented, is not made effective retroactive to July 1, 2011, or is otherwise modified, our results of operations may be affected.

California Assembly Bill 97, or AB 97, is legislation that was signed by Governor Jerry Brown on March 24, 2011. Among other things, AB 97 proposes to effect a 10% reduction in Medi-Cal provider rates. The California Department of Health Care Services has indicated that the 10% rate reduction will be effective retroactive to July 1, 2011.  The Company believes that this reduction in provider payments, if effected, will translate into a premium reduction of approximately 6% for the California health plan. Because of the expected reduction in its rates effective July 1, 2011, the California health plan reduced its recognized premium revenue by approximately $7.5 million in the third quarter of 2011.  However, at September 30, 2011, the California health plan had not recorded any potential recovery of provider payments related to this estimated premium reduction.

The proposed rate reduction was submitted for approval to CMS, and CMS had requested additional information from the state in support of the rate cut. On October 27, 2011, CMS indicated its general approval of the rate cut. However, the immediate effect of that approval is unclear, and it is anticipated that litigation will be commenced by providers or others to enjoin the implementation of the rate cut.

If the proposed rate cut is not finally implemented, if it is not made retroactive to July 1, 2011, or if it is otherwise modified from its current form, the results of our California health plan could be affected. In addition, recoveries from providers related to any final implemented rate cut could also affect the results of our California health plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On July 27, 2011, our board of directors approved a stock repurchase program of up to $7 million to be used to purchase shares of our common stock under a Rule 10b5-1 trading plan. Under this program, we purchased approximately 400,000 shares of our common stock for $7 million (average cost of approximately $17.47 per share) during August 2011. This repurchase program was funded with working capital.
Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014. The repurchase program will be funded with working capital or the Company’s credit facility, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time. No repurchases have been made by the Company pursuant to this repurchase plan during the quarter ended September 30, 2011.
Purchases of common stock made by or on behalf of the Company during the quarter ended September 30, 2011, including shares withheld by the Company to satisfy our employees’ income tax obligations, are set forth below:

				Total Number of	Maximum Number (or
				Shares Purchased as	Approximate Dollar Value)
	Total Number			Part of Publicly	of Shares That May Yet Be
	of Shares		Average Price	Announced Plans or	Purchased Under the Plans
	Purchased (a)		Paid per Share	Programs (b)(c)	or Programs (b)(c)(d)
July 1 — July 31	1,361	(e)	$27.77	—	$7,000,000
August 1 — August 31	402,800	(e)	$17.50	399,900	$—
September 1 — September 30	644	(e)	$18.79	—	$—

Total	404,805	(e)	$17.53	399,900

(a)
During the three months ended September 30, 2011, we did not repurchase any shares of our common stock outside of our publicly announced stock repurchase program except 4,905 shares of common stock withheld to settle our employees’ income tax obligations.

(b)
On July 27, 2011, our board of directors approved a stock repurchase program of up to $7 million to be used to purchase shares of our common stock under a Rule 10b5-1 trading plan. Our repurchases under this program were completed in August 2011.

(c)
Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time. No repurchases have been made by the Company pursuant to this repurchase plan during the quarter ended September 30, 2011.

(d)
As the repurchase plan effective October 26, 2011 was not in effect during the quarter ended September 30, 2011, this column does not include the maximum value of shares that may be purchased pursuant to this plan.

(e)	Includes shares withheld by the Company to satisfy our employees’ income tax withholdings.

Item 6.	Exhibits

Exhibit No.	Title
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1)	XBRL Taxonomy Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC. (Registrant)
Dated: October 28, 2011	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: October 28, 2011	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Title
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the
Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1)	XBRL Taxonomy Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.