Form 10-K
period 2011-12-31
MOLINA HEALTHCARE INC
filed 2012-02-29
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of our most recently completed second fiscal quarter, was approximately $731 million (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2011).

As of February 24, 2012, approximately 45,838,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 2, 2012, are incorporated by reference into Part III of this Form 10-K.

MOLINA HEALTHCARE, INC.

Form 10-K

PART I

Item 1: Business

Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. Our business focuses exclusively on government-sponsored health care programs, and includes our Health Plans segment, our Molina Medicaid Solutionssm segment, and our smaller direct delivery line of business. Our Health Plans segment consists of licensed health maintenance organizations serving Medicaid populations in ten states. Our Molina Medicaid Solutions segment provides design, development, implementation, and business process outsourcing solutions to Medicaid agencies in an additional five states. Our direct delivery line of business currently consists of 17 primary care community clinics in California, two clinics in Washington, and three county-owned clinics in Fairfax County, Virginia that we manage on behalf of the county. Dr. C. David Molina founded our company in 1980 as a provider organization serving the Medicaid population in Southern California. Today, we remain a provider-focused company led by his son, Dr. J. Mario Molina.

Our Health Plans segment currently operates Medicaid managed care plans in the states of California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin that serve a total of approximately 1.7 million members. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our Health Plans segment derives its revenue principally in the form of premiums paid under Medicaid contracts with the states in which our health plans operate. While the health plans receive fixed per-member per-month, or PMPM, premium payments from the states, the health plans are at risk for the medical costs associated with their members’ health care. Our Health Plans segment operates in a highly regulated environment, with stringent minimum capitalization requirements which limit the ability of our health plan subsidiaries to pay dividends to us.

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

Information contained on our website or linked to our website is not incorporated by reference into, or as part of, this annual report. Unless the context otherwise requires, references to “Molina Healthcare,” the “Company,” “we,” “our,” and “us” herein refer to Molina Healthcare, Inc. and its subsidiaries. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, are available free of charge under the “investors” tab of our website, www.molinahealthcare.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information regarding our officers and directors, and copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and our Audit, Compensation, Corporate Governance and Nominating Committee, and Compliance Committee Charters, are also available on our website. Such information is also available in print upon the request of any stockholder to our Investor Relations department at the address of our executive offices set forth above. In accordance with New York Stock Exchange, or NYSE, rules, on May 26, 2011, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE’s corporate governance listing standards at the time of the certification.

Molina Healthcare, the Molina Healthcare logo, Molina Medicaid Solutionssm and motherhood matters!sm are registered servicemarks of Molina Healthcare, Inc.

Our Industry

The Medicaid and CHIP Programs. The Medicaid program is a federal entitlement program administered by the states. Medicaid provides health care and long-term care services and support to low-income Americans. Subject to federal rules, states have significant flexibility to structure their own programs in terms of eligibility, benefits, delivery of services, and provider payments. Medicaid is funded jointly by the states and the federal government. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage, or FMAP. A state’s FMAP is calculated annually and varies inversely with average personal income in the state. The average FMAP across all states currently about 59 percent, and ranges from a federally established FMAP floor of 50 percent to as high as 74 percent.

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

Medicare Advantage Plans. During 2011, each of our health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, and Washington operated Medicare Advantage plans, each of which included a mandatory Part D prescription drug benefit. Our Medicare Advantage special needs plans, or SNPs, operate under the trade name, Molina Medicare Options Plus, and serve those beneficiaries who are dually eligible for both Medicare and Medicaid, such as low-income seniors and people with disabilities. Our Medicare Advantage Prescription Drug plans, or MA-PDs, operate under the trade name, Molina Medicare Options. Although our MA-PD benefit plans do not exclusively enroll dual eligible beneficiaries, the plans’ benefit structure is designed to appeal to lower income beneficiaries. We believe offering these Medicare plans is consistent with our historical mission of serving low-income and medically underserved families and individuals. None of our health plans operate a Medicare Advantage private fee-for-service plan. Total enrollment in our Medicare Advantage plans at December 31, 2011 was approximately 31,000 members. Our 2011 premium revenues from Medicare across all health plans represented approximately 8.4% of our total premium revenues.

Overall, approximately 79% of our members are TANF, 11% are ABD, 8% are CHIP, and 2% are Medicare.

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

Proven Expansion and Acquisition Capability. We have successfully replicated the business model of our health plan segment through the acquisition of health plans, the start-up development of new operations, and the transition of members from other health plans. The acquisition of our New Mexico and Wisconsin health plans demonstrated our ability to expand into new states. The establishment of our health plans in Utah, Ohio, Texas, and Florida reflects our ability to replicate our business model on a start-up basis in new states, while contract acquisitions in California, Michigan, and Washington have demonstrated our ability to expand our operations within states in which we were already operating.

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

Recognition for Quality of Care. The National Committee for Quality Assurance, or NCQA, has accredited nine of our ten Medicaid managed care plans. Our Wisconsin plan acquired in September 2010 currently plans to seek NCQA accreditation in early 2014. We believe that these objective measures of the quality of the services that we provide will become increasingly important to state Medicaid agencies.

Experience and Expertise. Since the founding of our Company in 1980 to serve the Medicaid population in Southern California through a small network of primary care clinics, we have increased our membership to 1.7 million members, expanded our Health Plans segment to ten states, and added our Molina Medicaid Solutions segment. Our experience over the last 30 years has allowed us to develop strong relationships with the constituents we serve, establish significant expertise as a government contractor, and develop sophisticated disease management, care coordination and health education programs that address the particular health care needs of our members. We also benefit from a thorough understanding of the cultural and linguistic needs of Medicaid populations.

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

Continue to enter new strategic markets. We plan to continue to enter new markets through both acquisitions and by building our own start-up operations. For example, on September 1, 2010, we acquired for approximately $16.8 million Abri Health Plan, a provider of Medicaid managed care services in Wisconsin. We intend to focus our expansion in markets with competitive provider communities, supportive regulatory environments, significant size and, where practicable, mandated Medicaid managed care enrollment.

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

Open additional primary care clinics. The community clinic model offers an integrated approach that helps us improve both the quality and cost-effectiveness of the care our members receive. Our direct delivery line of business currently consists of 17 primary care community clinics in California, two in Washington, and three county-owned clinics in Fairfax County, Virginia that we manage on behalf of the county. We will also be opening up a clinic in each of New Mexico and Florida in March 2012, and intend to open up additional clinics in California, New Mexico, Florida, Ohio, and Texas during 2012. The growth and aging of the population of the United States foreshadows an increasing shortage of physicians over the next 15 years. Health care reform is expected to worsen this shortage. We believe the shortage will be felt most acutely among already underserved populations, such as the low income families and individuals we serve. While we have no plans to become an organization that fully integrates primary care delivery with our health plans, by leveraging our direct delivery capability on a selective basis we can improve access for our plan members in areas that are most underserved by primary care providers.

Pursue opportunities presented by ICD-10 conversion requirements. Over the next two years, health insurance plans are required to upgrade their systems for diagnosis, medical procedure coding, and claims processing under the tenth revisions of the International Statistical Classification of Diseases, or ICD-10. The United States Department of Health and Human Services will require payers and providers to transition to ICD-10 by October 2013. However, in February 2012, CMS announced that it will postpone implementation of ICD-10 and will be issuing shortly a notice with a new timeline governing the pace of implementation. Thus, although delayed, the transition to ICD-10 is still expected to occur. For many smaller health plans with less than one million members, the costs of making the necessary systems upgrades will be substantial. For companies like ours, the benefits of scale in this environment will be significant. We believe we will be positioned to reduce the cost per member for compliance with ICD-10. At the same time, the new requirements will create revenue opportunities for Molina Medicaid Solutions.

Prepare for health care reform. In preparation for the large scale changes associated with federal health care reform, we have organized a dedicated business unit to address issues of strategy, policy, reform readiness, and implementation. Health care reform opportunities include an estimated 16 million more members eligible for Medicaid by 2019, 30 million more individuals covered by health insurance exchanges, and increasing demand for long-term care and behavioral health services. In the next two years, we anticipate that many states will be offering new Medicaid RFP expansions in order to avoid disruptions in 2014 in connection with the full implementation of health care reform.

Medicaid Contracts

With the exception of our Missouri health plan, which does not serve ABD or Medicare members, and our Wisconsin health plan, which does not serve Medicare members, all of our health plans serve TANF, CHIP, ABD, and Medicare members. For its Medicare members, each health plan enters into a one-year annually renewable contract with the Centers for Medicare and Medicaid Services, or CMS. For its other members, each health plan enters into a contract with the state’s Medicaid agency. The contractual relationship with the state is generally for a period of one- to two-years and renewable on an annual or biannual basis at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause upon 30 days to nine months prior written notice. Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in obtaining the renewal of their contracts in each state prior to the actual expiration of their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals, or RFP, subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, on February 17, 2012, our Missouri health plan was notified that it was not awarded a new contract under that state’s RFP, and therefore its contract will now expire on June 30, 2012.

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

Disease Management Programs. We develop specialized disease management programs that address the particular health care needs of our members. motherhood matters!sm is a comprehensive program designed to improve pregnancy outcomes and enhance member satisfaction. “breathe with ease!” is a multi-disciplinary disease management program that provides health education resources and case management services to assist physicians caring for asthmatic members between the ages of three and fifteen. “Healthy Living with Diabetes” is a diabetes disease management program. “Heart Health Living” is a cardiovascular disease management program for members who have suffered from congestive heart failure, angina, heart attack, or high blood pressure.

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

Best Practices. We continuously seek to promote best practices. Our approach to quality is broad, encompassing traditional medical management and the improvement of our internal operations. We have staff assigned full-time to the development and implementation of a uniform, efficient, and quality-based medical care delivery model for our health plans. These employees coordinate and implement Company-wide programs and strategic initiatives such as preparation of the Healthcare Effectiveness Data and Information Set, or HEDIS, and accreditation by the NCQA. We use measures established by the NCQA in credentialing the physicians in our network. We routinely use peer review to assess the quality of care rendered by providers. Nine of our ten health plans are accredited by the NCQA. Our Wisconsin plan acquired in September 2010 currently plans to seek NCQA accreditation in early 2014.

Claims Processing. All of our health plans operate on a single managed care platform for claims processing (the QNXT 3.4 system).

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

Employees

As of December 31, 2011, we had approximately 5,200 employees. Our employee base is multicultural and reflects the diverse Medicaid and Medicare membership we serve. We believe we have good relations with our employees. None of our employees is represented by a union.

Executive Officers of the Registrant

J. Mario Molina, M.D., 53, has served as President and Chief Executive Officer since succeeding his father and company founder, Dr. C. David Molina, in 1996. He has also served as Chairman of the Board since 1996. Prior to that, he served as Medical Director from 1991 through 1994 and was Vice President responsible for provider contracting and relations, member services, marketing and quality assurance from 1994 to 1996. He earned an M.D. from the University of Southern California and performed his medical internship and residency at the Johns Hopkins Hospital. Dr. Molina is the brother of John C. Molina.

John C. Molina, J.D., 47, has served in the role of Chief Financial Officer since 1995. He also has served as a director since 1994. Mr. Molina has been employed by us for over 30 years in a variety of positions. Mr. Molina is a past president of the California Association of Primary Care Case Management Plans. He was recently named to the Los Angeles branch of the Federal Reserve Bank of San Francisco’s board of directors. He earned a Juris Doctorate from the University of Southern California School of Law. Mr. Molina is the brother of J. Mario Molina, M.D.

Terry P. Bayer, 61, has served as our Chief Operating Officer since November 2005. She had formerly served as our Executive Vice President, Health Plan Operations since January 2005. Ms. Bayer has over 30 years of health care management experience, including staff model clinic administration, provider contracting, managed care operations, disease management, and home care. Prior to joining us, her professional experience included regional responsibility at FHP, Inc. and multi-state responsibility as Regional Vice-President at Maxicare; Partners National Health Plan, a joint venture of Aetna Life Insurance Company and Voluntary Hospital Association (VHA); and Lincoln National. She has also served as Executive Vice President of Managed Care at Matria Healthcare, President and Chief Operating Officer of Praxis Clinical Services, and as Western Division President of AccentCare. She holds a Juris Doctorate from Stanford University, a Master’s degree in Public Health from the University of California, Berkeley, and a Bachelor’s degree in Communications from Northwestern University.

Joseph W. White, 53, has served as our Chief Accounting Officer since 2003. In his role as Chief Accounting Officer, Mr. White is responsible for oversight of the Company’s accounting, reporting, forecasting, budgeting, actuarial, procurement, treasury and facilities functions. Mr. White has over 25 years of financial management experience in the health care industry. Prior to joining the Company in 2003, Mr. White worked for Maxicare Health Plans, Inc. from 1987 through 2002. Mr. White holds a Master’s degree in Business Administration and a Bachelor’s degree in Commerce from the University of Virginia. Mr. White is a Certified Public Accountant.

Stephen T. O’Dell, 60, has served as our Senior Vice President, Growth & Corporate Development, since December 2010. Mr. O’Dell is responsible for leading the Company’s strategic growth efforts, including mergers and acquisitions, business development and health care reform readiness strategy and implementation. Prior to this role, Mr. O’Dell served the Company as President and CEO of our California health plan and more recently as a Regional Vice President overseeing the strategic direction and operations of our health plans in Washington, Utah, New Mexico and Texas as well as the Company’s medical clinics in California. Mr. O’Dell has more than 30 years of executive experience in the managed health care industry. He has held executive positions at First Consulting Group, Blue Cross Blue Shield of Colorado, Nevada and New Mexico and FHP International. Mr. O’Dell holds a Master of Science degree in Health Administration from the University of Colorado Health Sciences Center and a Bachelor of Arts degree in History from Lewis & Clark College in Oregon.

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

Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid and CHIP programs. Due to high unemployment levels, Medicaid enrollment levels and Medicaid costs are continuing to increase at the same time that state budgets are suffering from unprecedented deficits. Because governmental health care programs account for such a large portion of state budgets, efforts to contain overall government spending and to achieve a balanced budget often result in significant political pressure being directed at the funding for these health care programs. Resolving the budget shortfalls is now particularly difficult since program reductions and one-time strategies to plug the gaps have already been used in most states. In fiscal year 2011, 47 states implemented at least one new policy to control Medicaid costs and 50 states planned to do so in fiscal year 2012. Most states reported program reductions in multiple areas. However, the “maintenance of eligibility” requirements under the Patient Protection and Affordable Care Act generally prohibit states from restricting Medicaid eligibility or tightening enrollment procedures. States are also moving forward with a range of delivery system changes and programmatic initiatives designed to improve care and control costs.

Headed into state fiscal year 2013 (which in most instances starts on July 1, 2012), states do not expect revenue collections to recover to a level sufficient to avoid additional budget cuts. Already, 29 states have projected or have addressed shortfalls totaling $44 billion for fiscal year 2013. Among them are California and Texas, two of the most populous states in the country. Because Medicaid is one of the largest expenditures in every state budget, and one of the fastest-growing, it is a prime target for cost-containment efforts. All of the states in which we currently operate our health plans are currently facing significant budgetary pressures. The mandate of health reform adding millions of individuals to Medicaid and CHIP will put further pressures on state Medicaid programs. These budgetary pressures may result in unexpected Medicaid, CHIP, or Medicare rate cuts which could reduce our revenues and profit margins.

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

Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee was tasked with proposing legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021 by December 23, 2011. Reductions in Medicare and Medicaid spending were initially included as a part of these deficit reduction measures. On September 19, 2011, President Obama presented his Plan for Economic Growth and Deficit Reduction to the Joint Select Committee, which included $72 billion in Medicaid savings. The Joint Select Committee, however, failed to propose legislation by the December 23, 2011 deadline. Therefore, approximately $1.2 trillion in domestic and defense spending reductions will automatically begin on January 1, 2013 and will be split evenly between domestic and defense spending. Payments to Medicare providers are included in the automatic spending cuts; however, the Budget Control Act of 2011 provides that Medicare payments may be reduced by no more than 2% and certain other programs, including Medicaid, would be exempt from the automatic spending cuts. At this time, we are unable to determine how the automatic Congressional spending cuts will affect Medicare and Medicaid reimbursement in the future. We also cannot predict the initiatives that may be adopted in the future or their full impact. There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care that, if adopted, could potentially have a material adverse effect on our business, financial condition, cash flows, or results of operations.

The recently enacted health care reform law and the implementation of that law could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

In March 2010, President Obama signed both the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, commonly referred to together as the “ACA”. This legislation enacts comprehensive changes to the U.S. health care system, components of which will be phased in at various stages over the next eight years. Among other things, by January 1, 2014, the Medicaid program will be expanded to provide eligibility to nearly all low-income people under age 65 with income below 133 percent of the federal poverty line. As a result, millions of low-income adults without children who currently cannot qualify for coverage, as well as many low-income parents and, in some instances, children now covered through CHIP, will be made eligible for Medicaid. In total, the Congressional Budget Office estimates that Medicaid and CHIP will cover an additional 16 million people by 2019. The legislation also imposes a franchise tax or premium excise tax of $8 billion starting in 2014, with increasing annual amounts thereafter. Such assessment may not be deductible for income tax purposes. As a result, several state officials have stated that the fiscal pressure that Medicaid puts on states is expected to increase if the federal health-care overhaul takes place in 2014. Although the federal government is required to pick up the costs for people newly eligible for the program, many who are now eligible but not enrolled are expected to be drawn in, and states must shoulder part of those costs.

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

In addition, there have been a number of lawsuits filed that challenge all or part of the health care reform law. On January 31, 2011, a Florida District Court ruled that the entire health care reform law is unconstitutional. Other courts have ruled in favor of the law or have only struck down certain provisions of the law. These cases are under appeal and others are in process. The United States Supreme Court is scheduled to hear oral arguments on certain aspects of these cases in March 2012, including the constitutionality of the individual mandate and of the requirement imposed on states that they expand coverage under the Medicaid program. We cannot predict the ultimate outcome of any of the litigation. Further, various Congressional leaders have indicated a desire to revisit or repeal the health care reform law. While the U.S House of Representatives voted to repeal the whole health care reform law, the U.S. Senate voted against such a repeal. There have separately been a number of bills introduced that would change certain provisions of the law. Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed, or modified. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could materially and adversely impact our ability to capitalize on the opportunities presented by the ACA or may cause us to incur additional costs of compliance.

If we fail to effectively accommodate the growth in Medicaid enrollment anticipated under the health reform legislation, our business may be materially adversely affected. In addition, if the new $8 billion insurance industry assessment is imposed as enacted, or if we are unable to obtain premium increases to offset the impact of the assessment or otherwise adjust our business model to address the assessment, our business, financial condition, cash flows, or results of operations could be materially adversely affected.

Our profitability depends on our ability to accurately predict and effectively manage our medical care costs.

Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care cost ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has also varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care cost ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio for 2011 of 83.9% had been one percentage point higher, or 84.9%, our earnings for 2011 would have been approximately $0.25 per diluted share rather than our actual 2011 earnings of $0.45 per diluted share, a 44% reduction in our earnings.

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

Because of the time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such “incurred but not paid,” or IBNP, medical care costs, are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations, such as with respect to Medicare Advantage or aged, blind, and disabled Medicaid members, is impacted by the more limited experience we have had with those populations. Finally, with regard to the new Medicaid and CHIP members we expect to enroll in 2012 through organic growth due primarily to the recession, certain new members may be disproportionately costly due to high utilization in their first several months of Medicaid or CHIP membership as a result of their previously having been uninsured and therefore not seeking or deferring medical treatment.

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

An increased incidence of flu in 2012 in one or more of the states in which we operate a health plan could significantly increase utilization rates and medical costs.

Our results during 2009 were significantly impacted by the widespread incidence of the H1N1 flu in the states in which we operate our health plans. An atypically high incidence of flu in 2012, or the outbreak and rapid spread of any other highly contagious and potentially virulent disease, could increase the utilization rates among our members, resulting in significantly increased outpatient, inpatient, emergency room, and pharmacy costs.

If the responsive bids of our health plans for new or renewed Medicaid contracts are not successful, or if our government contracts are terminated or are not renewed, our premium revenues could be materially reduced and our operating results could be negatively impacted.

Our government contracts may be subject to periodic competitive bidding. In such process, our health plans may face competition as other plans, many with greater financial resources and greater name recognition, attempt to enter our markets through the competitive bidding process. For instance, the state contract of our Ohio and New Mexico health plans will be subject to competitive bidding during 2012. In the event the responsive bids of our Ohio or New Mexico health plans or those of our other health plans are not successful, we will lose our Medicaid contract in the applicable state, and our premium revenues could be materially reduced as a result. Alternatively, even if our responsive bids are successful, the bids may be based upon assumptions regarding enrollment, utilization, medical costs, or other factors which could result in the Medicaid contract being less profitable than we had expected.

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

Our government contracts generally run for periods of one year to three years, and may be successively extended by amendment for additional periods if the relevant state agency so elects. Our current contracts expire on various dates over the next several years. Although our health plans have generally been successful in obtaining the renewal and/or extension of their state contracts, there can be no guarantee that any of our state government contracts will be renewed or extended, as shown by the recent loss of our Missouri contract. If we are unable to renew, successfully re-bid, or compete for any of our government contracts, or if any of our contracts are terminated or renewed on less favorable terms, our business, financial condition, cash flows, or results of operations could be adversely affected.

There are numerous risks associated with the expansion of our Texas health plan’s service areas and with any other expansion into new markets.

Effective March 1, 2012, our Texas health plan will be expanding into three new service delivery areas, representing the addition of approximately 148,000 additional members. There are numerous risks associated with a health plan’s initial expansion into a new service area or the provision of medical services to a new population, including pent-up demand for medical services, elevated medical care costs, unfamiliarity with managed care processes, and our lack of actuarial experience in setting appropriate reserve levels. In the event the medical care costs of our Texas health plan or of our other health plans are higher than anticipated, we are unable to lower the medical care ratio associated with these new populations, our reserve levels are inadequate, or our enrollment projections are overestimated, the negative results of our Texas health plan could adversely affect our business, financial condition, cash flows, or results of operations.

In the event the expected reduction in the rates paid to our California health plan is not finally implemented, is not made effective retroactive to July 1, 2011, or is otherwise modified, our results of operations may be affected.

California Assembly Bill 97, or AB 97, is legislation that was signed by Governor Jerry Brown on March 24, 2011. Among other things, AB 97 proposes to effect a 10% reduction in Medi-Cal provider rates. The California Department of Health Care Services has preliminarily indicated that the 10% rate reduction could be effective retroactive to July 1, 2011. The Company believes that this reduction in provider payments, if effected, will translate into a premium reduction of approximately 3.5% for the California health plan.

The proposed rate reduction was submitted for approval to CMS, and on October 27, 2011, CMS indicated its general approval of the rate cut. However, the United States District Court for the Central District of California issued a series of injunctions barring the California Department of Health Care Services from implementing the rate reductions as to various classes of providers. The California Department of Health Care Services recently reported that CMS asked for a delay of the submission of the AB 97 managed care rates to allow CMS to research its authority to review and approve the AB 97 managed care rates in light of the current fee-for-service injunction.

If the proposed rate cut is not finally implemented, if it is not made retroactive to July 1, 2011, or if it is otherwise modified from its current form, the results of our California health plan could be affected — positively or negatively — depending on the action taken. In addition, recoveries from providers related to any final implemented rate cut could also affect the results of our California health plan.

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

We currently derive our premium revenues from ten state health plans, and as of June 30, 2012, when the contract of our Missouri health plan is scheduled to end, we will derive premium revenues from nine state health plans. If we were unable to continue to operate in any of those nine states, or if our current operations in any portion of the states we are in were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly, depending on an abrupt loss of membership, significant rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic or an unexpected increase in utilization, general economic conditions, and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, cash flows, or results of operations.

There are performance risks and other risks associated with certain provisions in the state Medicaid contracts of several of our health plans.

The state contracts of our New Mexico, Ohio, Texas, and Wisconsin health plans contain provisions pertaining to at-risk premiums that require us to meet certain quality performance measures to earn all of our contract revenues in those states. In the event we are unsuccessful in achieving the stated performance measure, the health plan will be unable to recognize the revenue associated with that measure. Any failure of our health plan to satisfy one of these performance measure provisions could adversely affect our business, financial condition, cash flows, or results of operations.

In addition, the state contracts of our California, Florida, New Mexico, and Texas health plans contain provisions pertaining to medical cost floors, administrative cost and profit ceilings, and profit-sharing arrangements. These provisions are subject to interpretation and application by our health plans. In the event the applicable state government agency disagrees with our health plan’s interpretation or application of the sometimes complicated contract provisions at issue, the health plan could be required to adjust the amount of its obligations under these provisions and/or make a payment or payments to the state. Any interpretation or application of these provisions at variance with our health plan’s interpretation or inconsistent with our revenue recognition accounting treatment could adversely affect our business, financial condition, cash flows, or results of operations.

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

Furthermore, a state undergoing a budget crisis may significantly delay the premiums paid to one of our health plans. During 2010, due to a prolonged budget impasse, some of the monthly premium payments made by the State of California to our California health plan were several months late. In January 2012, State Controller John Chiang warned that the State of California could run out of cash by March 2012 if quick action was not taken. Mr. Chiang added that revenue is $2.6 billion lower than projected for California’s 2012 fiscal year while spending is higher by about the same amount. In a monthly report released by Mr. Chiang in February 2012 covering California’s cash balance, receipts and disbursements for the prior month, it was noted that monthly revenues for the month of January had come in $528 million below the latest projections contained in the Governor’s proposed 2012-13 budget and when compared against the 2011-12 Budget Act, January revenues were $1.2 billion below estimates. While the State Assembly of California passed a bill permitting short term borrowing from existing funds held by certain state departments in order to get the State of California through what is expected to be a seven-week cash shortfall, and though California also has access to an additional $865 million of internal borrowable funds due to recent legislation (SB 95) signed by the Governor, the State also warned that one of the consequences of such short term borrowing would be the delay of payments to providers of state services, including Medi-Cal. Any significant delay in the monthly payment of premiums to any of our health plans could have a material adverse affect on our business, financial condition, cash flows, or results of operations.

Difficulties in executing our acquisition strategy could adversely affect our business.

The acquisitions of other health plans and the assignment and assumption of Medicaid contract rights of other health plans have accounted for a significant amount of our growth over the last several years. Although we cannot predict with certainty our rate of growth as the result of acquisitions, we believe that additional acquisitions of all sizes will be important to our future growth strategy. Many of the other potential purchasers of these assets — particularly operators of large commercial health plans — have significantly greater financial resources than we do. Also, many of the sellers may insist on selling assets that we do not want, such as commercial lines of business, or may insist on transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us or obtain the necessary financing for these acquisitions. For these reasons, among others, we cannot provide assurance that we will be able to complete favorable acquisitions, especially in light of the volatility in the capital markets over the past several years. Further, to the extent we complete an acquisition, we may be unable to realize the anticipated benefits from such acquisition because of operational factors or difficulty in integrating the acquisition with our existing business. This may include problems involving the integration of:

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

Also, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions of health plans. In the case of an acquisition of a business located in a state in which we do not already operate, we would be required to obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire a new business, we would be required to obtain regulatory approval if, as a result of the acquisition, we will operate in an area of that state in which we did not operate previously. Furthermore, we may be required to renegotiate contracts with the network providers of the acquired business. We may be unable to obtain the necessary governmental approvals, comply with these regulatory requirements or renegotiate the necessary provider contracts in a timely manner, if at all.

In addition, we may be unable to successfully identify, consummate and integrate future acquisitions, including integrating the acquired businesses on our information technology platform, or to implement our operations strategy in order to operate acquired businesses profitabley. Furthermore, we may incur significant transaction expenses in connection with a potential acquisition which may or may not be consummated. These expenses could impact our selling, general and administrative expense ratio.

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

We are subject to various routine and non-routine governmental reviews, audits, and investigations. Violation of the laws, regulations, or contract provisions governing our operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide managed care services, the suspension or revocation of our licenses, the exclusion from participation in government sponsored health programs, or the revision and recoupment of past payments made based on audit findings. If we are unable to correct any noted deficiencies, or become subject to material fines or other sanctions, we might suffer a substantial reduction in profitability, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue. In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government. The final amounts we ultimately receive under government contracts may be different from the amounts we initially recognize in our financial statements.

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

Federal regulations require entities subject to HIPAA to update their transaction formats for electronic data exchange to the new HIPAA 5010 standards; however, some entities are currently in transition to the new standards which could adversely impact administrative expense and compliance.

A federal mandate known as HIPAA 5010 requires health plans to use new standards for conducting certain operational and administrative transactions electronically beginning in January 2012. These administrative transactions include: claims, remittance, eligibility and claims status requests and responses. The HIPAA 5010 upgrade was prompted by government and industry’s shared goal of providing higher-quality, lower-cost health care and the need for a comprehensive electronic data exchange environment for the ICD-10 mandate to be implemented by October 2013. Upgrading to the new HIPAA 5010 standards should increase transaction uniformity, support pay for performance, and streamline reimbursement transactions. We, along with other health plans, faced significant pressure to make sure that we installed our software and tested it for compatibility with our business partners. Because HIPAA 5010 affects electronic transactions such as patient eligibility, claims filing, claims status, and remittance advice, we proceeded proactively to achieve full functionality of HIPAA 5010 transactions, and did so, before the January 1, 2012 deadline. However, in November 2011, CMS announced it would delay enforcement actions related to implementation of HIPAA 5010 until March 31, 2012. As the delayed implementation deadline approaches for full implementation of HIPAA 5010, we will continue to test our claims management systems to prevent any operational disruptions.

Our business could be adversely impacted by adoption of the new ICD-10 standardized coding set for diagnoses.

The U.S. Department of Health and Human Services, or HHS, has released rules pursuant to HIPAA which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. Originally, the federal government required that health care organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions by October 2013. These new standardized code sets, known as ICD-10, will require substantial investments from health care organizations, including us. However, in February 2012, it was reported that CMS will postpone implementation of ICD-10 and will be issuing shortly a notice with a new timeline governing the pace of implementation. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our cash flows, financial position, or results of operations. However, these changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide, appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.

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

We are a corporate parent holding company and hold most of our assets at, and conduct most of our operations through, direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. Our other health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. The aggregate amounts our health plan subsidiaries could have paid us at December 31, 2011, 2010, and 2009 without approval of the regulatory authorities were approximately $17.6 million, $18.8 million, and $9.0 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments under our credit facility and/or our convertible senior notes.

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

Under ARRA, civil penalties for HIPAA violations by covered entities are increased up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. In addition, imposition of these penalties is now more likely because ARRA strengthens enforcement. For example, commencing February 2010, HHS was required to conduct periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties are now mandatory, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Initially monies collected will be transferred to a division of HHS for further enforcement, and within three years, a methodology will be adopted for distributing a percentage of those monies to affected individuals to fund enforcement and provide incentive for individuals to report violations. In addition, ARRA requires us to notify affected individuals, HHS, and in some cases the media when unsecured personal health information is subject to a security breach.

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

While we currently expend significant resources and implemented solutions, processes and procedures to protect against cyber attacks and security breaches and have no evidence to suggest that such attacks have resulted in a breach of our systems, we may need to expend additional significant resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our systems. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures.

Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, whether by us or a third party, could subject us to civil and criminal penalties, divert management’s time and energy and have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Risks Related to the Operation of Our Molina Medicaid Solutions Business

MMIS operational problems in Idaho or Maine could result in reduced or withheld payments, damage assessments, increased administrative costs, or even contract termination, any of which could adversely affect our business, financial condition, cash flows, or results of operations.

From and after the MMIS operational or “go live” date of June 1, 2010 after which it began pilot operations, Molina Medicaid Solutions has experienced certain problems with the MMIS in Idaho. In the event Molina Medicaid Solutions is unsuccessful in correcting all of the identified problems, the Idaho Department of Administration may: (i) reduce or withhold its payments to Molina Medicaid Solutions, (ii) require Molina Medicaid Solutions to provide services at no additional cost to Idaho, (iii) require the payment of damages, or (iv) terminate its contract with Molina Medicaid Solutions. In addition, Molina Medicaid Solutions may incur much greater administrative costs than expected in correcting the MMIS problems, or in advancing interim payments to Idaho providers. For example, the consulting and outside service costs for Idaho following its go-live operational date have not declined from the pre-operational level as had been previously expected. Finally, Idaho DHW may not accept the MMIS developed and implemented by Molina Medicaid Solutions, or CMS may not certify such MMIS. All of such risks are also applicable to the MMIS in Maine which became operational and began pilot operations as of September 1, 2010. In addition, the state of Maine, in order to balance its budget, has requested that we renegotiate our contract with the state under terms which would reduce the amount of payments made under the life of the contract. The realization of any of the foregoing risks could adversely affect our business, financial condition, cash flows, or results of operations.

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

If the responsive bids to RFPs of Molina Medicaid Solutions are not successful, including its responsive bid in West Virginia during 2012, our revenues could be materially reduced and our operating results could be negatively impacted.

The government contracts of Molina Medicaid Solutions may be subject to periodic competitive bidding. In such process, Molina Medicaid Solutions may face competition as other service providers, some with much greater financial resources and greater name recognition, attempt to enter our markets through the competitive bidding process. For instance, in 2011, the government contract of Molina Medicaid Solutions in Louisiana was subject to competitive bidding, and we were unsuccessful in being awarded a new contract. During 2012, the state MMIS contract of West Virginia will be subject to competitive bidding. Molina Medicaid Solutions also anticipates bidding in other states which have issued RFPs for procurement of a new MMIS. In the event the responsive bid in West Virginia is not successful, we will lose our fiscal agent contract in that state, and our revenues could be materially reduced as a result. In addition, in the event our responsive bids in other states are not successful, we will be unable to grow in a manner consistent with our projections. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contract being less profitable than we had expected or had been the case prior to competitive re-bidding.

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

Depending on acquisitions and other opportunities, we expect to continue to grow our membership and to expand into other markets. In fiscal year 2007, we had total premium revenue of $2.5 billion. In fiscal year 2011, we had total premium revenue of $4.6 billion, an increase of 87% over a five-year span. Continued rapid growth could place a significant strain on our management and on other Company resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train, and retain skilled employees, and our ability to implement and improve operational, financial, and management information systems on a timely basis. If we are unable to manage our growth effectively, our business, financial condition, cash flows, and results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.

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

We are subject to a variety of legal actions, including medical malpractice actions, provider disputes, employment related disputes, and breach of contract actions. In the event we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. In addition, our providers involved in medical care decisions are exposed to the risk of medical malpractice claims. As an employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our plans are subject to liability for negligent acts, omissions, or injuries occurring at one of its clinics or caused by one of their employees. We maintain medical malpractice insurance for our clinics in an amount which we believe to be reasonable in light of our experience to date. However, given the significant amount of some medical malpractice awards and settlements, this insurance may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us were unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.

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

Our operations are highly dependent on the efforts of our executive officers. The loss of their leadership, knowledge, and experience could negatively impact our operations. Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. Our success is also dependent on our ability to hire and retain qualified management, technical, and medical personnel. It is critical that we recruit, manage, enable and retain talent to successfully execute our strategic objections which requires aligned policies, a positive work environment and a robust succession and talent development process. Further, particularly in light of the changing healthcare environment, we must focus on building employee capabilities to help ensure that we can meet upcoming challenges and opportunities. If we are unsuccessful in recruiting, retaining, managing and enabling such personnel and are unable to meet upcoming challenges and opportunities, our operations could be negatively impacted.

We are subject to risks associated with outsourcing services and functions to third parties.

We contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures under applicable business associate agreements or other applicable outsourcing agreements. Further, we may not be adequately indemnified against all possible losses through the terms and conditions of our contracts with third party vendors and service providers. Our outsourcing arrangements could be adversely impacted by changes in the vendors’ or service provider’s operations or financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers or other third parties, or sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, financial condition and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could adversely impact our business, financial condition and results of operations.

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

As of December 31, 2011, the balance of goodwill and indefinite-lived intangible assets was $154.0 million. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment tests on an annual basis or more frequently if indicators of impairment exist. As of December 31, 2011, the balance of intangible assets, net, was $101.8 million. Intangible assets are amortized generally on a straight-line basis over their estimated useful lives. The determination of the value of goodwill and indefinite-lived intangible assets, and intangible assets, net, requires us to make estimates and assumptions about estimated asset lives, future business trends, and growth. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses, and other factors.

If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and indefinite-lived intangible assets, and intangible assets, net, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.

We are subject to the risks of owning real property.

We own an approximately 460,000 square foot office building housing our principal executive offices, which we purchased in a transaction that closed on December 7, 2011. Accordingly, we are subject to all of the risks generally associated with owning and leasing real estate, which includes, but is not limited to: the possibility of environmental contamination, the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination; adverse changes in the value of the property due to interest rate changes, changes in the neighborhood in which the property is located or other factors; ongoing maintenance expenses and costs of improvements; the possible need for structural improvements in order to comply with changes in zoning, seismic, disability act, or other requirements; inability to renew or enter into leases for space not utilized by the Company on commercially acceptable terms or at all; and possible disputes with neighboring owners or other individuals and entities.

Because we have guaranteed one of our subsidiary’s obligations under a loan agreement, if this subsidiary fails to meet its obligations under the loan agreement, we may be required to satisfy such obligations, and such an undertaking could have an adverse affect on our financial condition.

On December 7, 2011, Molina Center LLC, a wholly owned subsidiary of the Company, entered into a Term Loan Agreement with various lenders and East West Bank, as Administrative Agent, to borrow the aggregate principal amount of $48.6 million to finance a portion of the $81 million purchase price for the acquisition of the office building housing our corporate headquarters. While all amounts due under the Term Loan Agreement and related loan documents are secured by a security interest in the office building in favor of and for the benefit of the Administrative Agent and the other lenders under the Term Loan Agreement, the Company has additionally guaranteed Molina Center’s obligations of payment and performance under the Term Loan Agreement, certain promissory notes executed in connection therewith, and other loan documents. The maximum amount of the promissory notes for which the Company is liable under the Guaranty will in no event exceed $20 million, but there is no cap on the Company’s total liability under the Guaranty. Furthermore, Molina Center and the Company also entered into an Environmental Indemnity in favor of the Administrative Agent and the other lenders pursuant to which the Company, jointly and severally with Molina Center, has agreed to indemnify and hold harmless the Administrative Agent and each of the other lenders under the Term Loan Agreement from and against any loss, damage, cost, expense, claim, or liability directly or indirectly arising out of or attributable to the use, generation, storage, release, discharge or disposal, or presence of certain hazardous materials on or about the office building. Neither the Company’s nor Molina Center’s liability under the Environmental Indemnity is limited by a maximum dollar amount. If Molina Center is unable to comply with the various customary financial covenants of the Term Loan Agreement, if it defaults under the Term Loan Agreement or if there are major environmental liabilities attributed to hazardous materials, such events could have an adverse effect on our business, financial condition, cash flows, or results of operations.

Risks Related to Our Common Stock

Volatility of our stock price could adversely affect stockholders.

Since our initial public offering in July 2003, the sales price of our common stock has ranged from a low of $10.75 (on a split-adjusted basis) to a high of $36.83. A number of factors will continue to influence the market price of our common stock, including:

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

Members of the Molina family, either directly or as trustees or beneficiaries of Molina family trusts, in the aggregate own or are entitled to receive upon certain events approximately 40% of our capital stock. Our president and chief executive officer, as well as our chief financial officer, are members of the Molina family, and they are also on our board of directors. Because of the amount of their shareholdings, Molina family members, if they were to act as a group with the trustees of their family trusts, have the ability to significantly influence all matters submitted to stockholders for approval, including the election and removal of directors, amendments to our charter, and any merger, consolidation, or sale of our Company. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of share ownership in the Molina family could delay or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of the Molina family may be different from those of our company or our other stockholders, and they may vote their common stock in a manner that is contrary to the vote of our other stockholders.

Future sales of our common stock or equity-linked securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

We may issue equity securities in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 80,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2011, 45,815,392 shares of common stock and no shares of preferred or other capital stock were issued and outstanding.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We lease a total of 68 facilities. We own a 460,000 square foot office building housing our corporate headquarters in Long Beach, California, and we also own a nearby 32,000 square-foot office building in Long Beach, California, a 26,000 square-foot data center in Albuquerque, New Mexico, and a community clinic in Pomona, California. While we believe our current facilities are adequate to meet our operational needs for the foreseeable future, we are continuing to periodically evaluate our employee and operations growth prospects to determine if additional space is required.

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

Item 4: Mine Safety Disclosures

None.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 15, 2012, there were 131 holders of record of our common stock. The high and low sales prices of our common stock for specified periods are set forth below:

	September 30,	September 30,
Date Range	High	Low
2011
First Quarter (1)	$26.86	$17.77
Second Quarter (1)	$29.03	$24.72
Third Quarter	$28.21	$14.82
Fourth Quarter	$26.31	$13.93
2010 (1)
First Quarter	$17.59	$13.35
Second Quarter	$20.80	$16.67
Third Quarter	$21.20	$16.85
Fourth Quarter	$18.85	$16.43

(1)	All applicable share and per-share amounts reflect the retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.

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

Stock Repurchase Program

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

Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014. The repurchase program will be funded with working capital or draws under our credit facility, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time. No securities were purchased under this program in 2011.

Purchases of common stock made by or on behalf of the Company during the quarter ended December 31, 2011, including shares withheld by the Company to satisfy our employees’ income tax obligations, are set forth below:

	September 30,		September 30,	September 30,	September 30,
	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)(c)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (b)(c)
October 1 — October 31	2,431	(d)	$15.44	—	$75,000,000
November 1 — November 30	2,150	(d)	$20.53	—	$75,000,000
December 1 — December 31	1,213	(d)	$21.82	—	$75,000,000

Total	5,794	(d)	$18.66	—

(a)

During the three months ended December 31, 2011, we did not repurchase any shares of our common stock outside of our publicly announced stock repurchase program except 5,794 shares of common stock withheld to settle our employees’ income tax obligations.

(b)

On July 27, 2011, our board of directors approved a stock repurchase program of up to $7 million to be used to purchase shares of our common stock under a Rule 10b5-1 trading plan. Our repurchases under this program were completed in August 2011.

(c)

Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time. No repurchases have been made by the Company pursuant to this repurchase plan during the quarter ended December 31, 2011.

(d)	Includes shares withheld by the Company to satisfy our employees’ income tax withholdings.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2011)

	September 30,	September 30,	September 30,
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	553,049	$20.91	7,377,188	(2)

(1)

Options to purchase shares of our common stock issued under the 2000 Omnibus Stock and Incentive Plan, and the 2002 Equity Incentive Plan. Further grants under the 2000 Omnibus Stock and 2002 Equity Incentive Plan have been suspended.

(2)

Includes only shares remaining available to issue under the 2011 Equity Incentive Plan (the “2011 Incentive Plan”), and the 2011 Employee Stock Purchase Plan (the “ESPP”). Further grants under the 2002 Equity Incentive Plan and the 2002 Employee Stock Purchase Plan have been suspended.

STOCK PERFORMANCE GRAPH

The following discussion shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a filing.

The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the five-year period from December 31, 2006 to December 31, 2011. The graph assumes an initial investment of $100 in Molina Healthcare, Inc. common stock and in each of the indices.

The peer group index consists of Amerigroup Corporation (AGP), Centene Corporation (CNC), Coventry Health Care, Inc. (CVH), Health Net, Inc. (HNT), Humana, Inc. (HUM), UnitedHealth Group Incorporated (UNH), and WellPoint, Inc. (WLP).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Molina Healthcare, Inc, The S&P 500 Index

And A Peer Group

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data (other than the data under the caption “Operating Statistics”) for the five years ended December 31, 2011 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollars are in thousands, except per share data. The data under the caption “Operating Statistics” has not been audited.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010(1)	2009	2008	2007
Statements of Income Data:
Revenue:
Premium revenue	$4,603,407	$3,989,909	$3,660,207	$3,091,240	$2,462,369
Service revenue(1)	160,447	89,809	—	—	—
Investment income	5,539	6,259	9,149	21,126	30,085
Rental income	547	—	—

Total revenue	4,769,940	4,085,977	3,669,356	3,112,366	2,492,454

Expenses:
Medical care costs	3,859,994	3,370,857	3,176,236	2,621,312	2,080,083
Cost of service revenue(1)	143,987	78,647	—	—	—
General and administrative expenses	415,932	345,993	276,027	249,646	205,057
Premium tax expenses	154,589	139,775	128,581	100,165	81,020
Depreciation and amortization	50,690	45,704	38,110	33,688	27,967

Total expenses	4,625,192	3,980,976	3,618,954	3,004,811	2,394,127

Impairment of goodwill and intangible assets(2)	(64,575)	—	—	—	—
Gain on purchase of convertible senior notes	—	—	1,532	—	—

Operating income	80,173	105,001	51,934	107,555	98,327
Interest expense	15,519	15,509	13,777	13,231	5,605

Income before income taxes	64,654	89,492	38,157	94,324	92,722
Provision for income taxes	43,836	34,522	7,289	34,726	34,996

Net income	$20,818	$54,970	$30,868	$59,598	$57,726

Net income per share(3):
Basic	$0.45	$1.34	$0.80	$1.44	$1.36

Diluted	$0.45	$1.32	$0.79	$1.43	$1.35

Weighted average number of common shares outstanding(3)	45,756,000	41,174,000	38,765,000	41,514,000	42,412,500

Weighted average number of common shares and potential dilutive common shares outstanding(3)	46,425,000	41,631,000	38,976,000	41,658,000	42,628,500

Operating Statistics:
Medical care ratio(4)	83.9%	84.5%	86.8%	84.8%	84.5%
General and administrative expense ratio(5)	8.7%	8.5%	7.5%	8.0%	8.2%
Premium tax ratio(6)	3.4%	3.5%	3.5%	3.2%	3.3%
Members(7)	1,697,000	1,613,000	1,455,000	1,256,000	1,149,000

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010(1)	2009	2008	2007(9)
Balance Sheet Data:
Cash and cash equivalents	$493,827	$455,886	$469,501	$387,162	$459,064
Total assets	1,652,146	1,509,214	1,244,035	1,148,068	1,170,016
Long-term debt (including current maturities)	218,126	164,014	158,900	164,873	160,166
Total liabilities	897,073	790,157	701,297	616,306	655,640
Stockholders’ equity	755,073	719,057	542,738	531,762	514,376

(1)

Service revenue and cost of service revenue represent revenue and costs generated by our Molina Medicaid Solutions segment. Because we acquired this business on May 1, 2010, results for the year ended December 31, 2010 include eight months of results for this segment.

(2)

On February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan’s existing contract with the state will expire without renewal on June 30, 2012. In connection with this notification, we recorded a non-cash impairment charge of approximately $64.6 million in the fourth quarter of 2011.

(3)	All applicable share and per-share amounts reflect the retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.

(4)

Medical care ratio represents medical care costs as a percentage of premium revenue. The medical care ratio is a key operating indicator used to measure our performance in delivering efficient and cost effective health care services. Changes in the medical care ratio from period to period result from changes in Medicaid funding by the states, our ability to effectively manage costs, contract changes, and changes in accounting estimates related to incurred but not reported claims. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. This segment served approximately 1.7 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals as of December 31, 2011. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.

On February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan’s existing contract with the state will expire without renewal on June 30, 2012. In connection with this notification, we recorded a non-cash impairment charge of approximately $64.6 million, or $1.34 per diluted share. Most of the impairment charge is not tax deductible, resulting in a disproportionate impact to net income. For the year ended December 31, 2011, our Missouri health plan contributed premium revenue of $229.6 million, or 5% of total premium revenue, and comprised 79,000 members, or 4.7% of total Health Plans segment membership.

On May 1, 2010, we acquired a health information management business which we operate under the name, Molina Medicaid Solutions. Our Molina Medicaid Solutions segment provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS. MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. Molina Medicaid Solutions currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program.

On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement Medicaid Management Information System, or MMIS, to another firm. Our revenue under the Louisiana MMIS contract from May 1, 2010, the date we acquired Molina Medicaid Solutions, through December 31, 2010, was approximately $32 million. For the year ended December 31, 2011, our revenue under the Louisiana MMIS contract was approximately $57 million. We expect that we will continue to perform under this contract through implementation and acceptance of the successor MMIS. Based upon our past experience and our knowledge of the Louisiana MMIS bid process, we believe that implementation and acceptance of the successor MMIS will not occur until 2014 at the earliest. Through implementation and acceptance of the successor MMIS we expect to recognize between $45 million and $50 million in revenue annually under our Louisiana MMIS contract.

Composition of Revenue and Membership

Health Plans Segment

Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the year ended December 31, 2011, we received approximately 94% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services, or CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

For the year ended December 31, 2011, we received approximately 6% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.

The amount of the premiums paid to us may vary substantially between states and among various government programs. Premiums PMPM for the Children’s Health Insurance Program, or CHIP, members are generally among our lowest, with rates as low as approximately $70 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the Temporary Assistance for Needy Families, or TANF, Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $110 in California to $250 in Missouri. Among our Medicaid Aged, Blind or Disabled, or ABD, membership, PMPM premiums range from approximately $330 in Utah to $1,400 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy, inpatient, behavioral health and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest average PMPM premiums, at approximately $1,200 PMPM.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009
Total Ending Membership by Health Plan:
California	355,000	344,000	351,000
Florida	69,000	61,000	50,000
Michigan	222,000	227,000	223,000
Missouri	79,000	81,000	78,000
New Mexico	88,000	91,000	94,000
Ohio	248,000	245,000	216,000
Texas	155,000	94,000	40,000
Utah	84,000	79,000	69,000
Washington	355,000	355,000	334,000
Wisconsin (1)	42,000	36,000	—

Total	1,697,000	1,613,000	1,455,000

Total Ending Membership by State for our Medicare Advantage Plans(1):
California	6,900	4,900	2,100
Florida	800	500	—
Michigan	8,200	6,300	3,300
New Mexico	800	600	400
Ohio	200	—	—
Texas	700	700	500
Utah	8,400	8,900	4,000
Washington	5,000	2,600	1,300

Total	31,000	24,500	11,600

	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009
Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	31,500	13,900	13,900
Florida	10,400	10,000	8,800
Michigan	37,500	31,700	32,200
New Mexico	5,600	5,700	5,700
Ohio	29,100	28,200	22,600
Texas	63,700	19,000	17,600
Utah	8,500	8,000	7,500
Washington	4,800	4,000	3,200
Wisconsin (1)	1,700	1,700	—

Total	192,800	122,200	111,500

(1)

We acquired the Wisconsin health plan on September 1, 2010. As of December 31, 2011, the Wisconsin health plan had approximately 2,000 Medicare Advantage members covered under a reinsurance contract with a third party; these members are not included in the membership tables herein.

Molina Medicaid Solutions Segment

The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation, or DDI, of a Medicaid Management Information System, or MMIS. An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing, or BPO arrangement. While providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support and maintenance. Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, we recognize revenue associated with such contracts on a straight-line basis over the period during which BPO, hosting, and support and maintenance services are delivered.

Composition of Expenses

Health Plans Segment

Operating expenses for the Health Plans segment include expenses related to the provision of medical care services, G&A expenses, and premium tax expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate medical costs incurred. Expenses related to medical care services are captured in the following four categories:

•

Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. Most hospitals are paid on a fee-for-service basis in a variety of ways, including per diem amounts, diagnostic-related groups or DRGs, percent of billed charges, and case rates. As discussed below, we also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

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

•

Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2011, 2010, and 2009, medically related administrative costs were approximately $102.3 million, $85.5 million, and $74.6 million, respectively.

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

In some circumstances we may defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with a contract if revenue recognition is also deferred. Such deferred contract costs are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period. We began to recognize deferred contract costs for our Maine contract in September 2010, at the same time we began to recognize revenue associated with that contract. In Idaho, we expect to begin recognition of deferred contract costs in 2012, in a manner consistent with our anticipated recognition of revenue.

2011 Financial Performance Summary

The following table and narrative briefly summarizes our financial and operating performance for the years ended December 31, 2011, 2010, and 2009. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio and the premium tax ratio are computed as a percentage of premium revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollar amounts in thousands, except per-share data)
Earnings per diluted share	$0.45	$1.32	$0.79
Premium revenue	$4,603,407	$3,989,909	$3,660,207
Service revenue	$160,447	$89,809	$—
Operating income	$80,173	$105,001	$51,934
Net income	$20,818	$54,970	$30,868
Total ending membership	1,697,000	1,613,000	1,455,000

Premium revenue	96.5%	97.6%	99.8%
Service revenue	3.4%	2.2%	—
Investment income	0.1%	0.2%	0.2%

Total revenue	100.0%	100.0%	100.0%

Medical care ratio	83.9%	84.5%	86.8%
General and administrative expense ratio	8.7%	8.5%	7.5%
Premium tax ratio	3.4%	3.5%	3.5%
Operating income	1.7%	2.6%	1.4%
Net income	0.4%	1.3%	0.8%
Effective tax rate	67.8%	38.6%	19.1%

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Fiscal Year 2011 Overview and Highlights

For the year, our net income was $20.8 million, or $0.45 per diluted share, a decrease of 66% over 2010. As described above, we recorded a non-cash impairment charge of approximately $64.6 million, or $1.34 per diluted share, in connection with the expiration of our Missouri health plan’s contract with the state of Missouri effective June 30, 2012. Absent this impairment charge, improved performance of the Health Plans segment drove our improved performance overall for the year ended December 31, 2011.

We earned premium revenues of $4.6 billion, up 15.4% over the previous year. Meanwhile, we achieved a medical care ratio of 83.9%, compared with a medical care ratio of 84.5% for fiscal year 2010. We have continued to lay the foundation for further growth, achieving certification of our Medicaid management information system in Maine, winning large contract awards in Texas, serving more of the ABD population in California, and preparing to serve dual-eligible members in many of our states.

During 2011, we continued to pursue the expansion of our Health Plans segment; membership grew 8.4% on a member-month basis over 2010. We have expanded our growing presence in Texas, where new contracts in 2010 and 2011 have led to the addition of approximately 61,000 members in 2011, which includes nearly 45,000 new ABD members. This membership growth not only provides increased scale for leveraging our resources in Texas, it makes us an increasingly important player in a state where the potential revenue opportunity will grow as new Medicaid beneficiaries qualify for coverage under health care reform.

Our Texas and Wisconsin health plans continue to face challenges. We have undertaken a number of measures—focused on both utilization and unit cost reductions—to improve the profitability of these health plans.

We remain concerned about state budget deficits, which are not expected to improve in 2012. Accordingly, the rate environment for our health plans remains uncertain, and we have received several rate reductions in 2011, including a 2.5% reduction in New Mexico effective July 1, 2011, a 2% reduction in Utah effective July 1, 2011, a 2% rate reduction in Texas effective September 1, 2011, and a 1% reduction in California effective October 1, 2011. Additionally, we have received a proposed rate reduction in California that we believe will translate into a premium reduction of approximately 3.5% retroactive to July 1, 2011. However, we have also received rate increases, including a 5% rate increase at our Missouri health plan effective July 1, 2011, a 7.5% rate increase at our Florida plan effective September 1, 2011, and a 1% rate increase at our Michigan plan effective October 1, 2011.

With respect to our Molina Medicaid Solutions business, our MMIS in Maine received full certification from CMS in December 2011. The state of Idaho has sent their formal request for system certification to CMS, and we anticipate certification review in early 2012, with formal certification in the second half of 2012.

Health Plans Segment

Premium Revenue

In the year ended December 31, 2011, compared with the year ended December 31, 2010, premium revenue increased 15.4% due to a membership increase of approximately 8.4% (on a member-month basis), and PMPM revenue increase of approximately 6.4%. Premium revenues were impacted by the following in 2011:

•

In the fourth quarter of 2011, our New Mexico health plan entered into a contract amendment that more closely aligns the calculation of revenue with the methodology adopted under the Affordable Care Act. The contract amendment changed the calculation of the amount of revenue that may be recognized relative to medical costs, and resulted in the recognition of approximately $5.6 million of premium revenue which all related to periods prior to 2011.

•	Also in the fourth quarter of 2011, the addition of pharmacy benefits at our Ohio health plan effective October 1, 2011, increased premium revenue.

Absent the adjustment to New Mexico premium revenue and the addition of the pharmacy benefit in Ohio, premium revenue PMPM increased approximately 4.4%, from $218 in 2010 to $227 in 2011. Increased enrollment among the ABD and Medicare populations contributed to the higher premium revenue PMPM. Medicare premium revenue was $388.2 million for the year ended December 31, 2011, compared with $265.2 million for the year ended December 31, 2010.

Medical Care Costs

The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011			2010
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,764,309	$139.02	71.6%	$2,360,858	$128.73	70.0%
Capitation	518,835	26.09	13.4	555,487	30.29	16.5
Pharmacy	418,007	21.02	10.8	325,935	17.77	9.7
Other	158,843	8.00	4.2	128,577	7.01	3.8

Total	$3,859,994	$194.13	100.0%	$3,370,857	$183.80	100.0%

The medical care ratio decreased to 83.9% for the year ended December 31, 2011, compared with 84.5% for the year ended December 31, 2010. Absent that portion of the adjustment to New Mexico premium revenue that related to 2010, the medical care ratio was 84.0% for the year ended December 31, 2011. Total medical care costs increased less than 6% PMPM.

•

Pharmacy costs (excluding the addition of pharmacy benefits at our Ohio health plan effective October 1, 2011) increased approximately 7% PMPM. Approximately two-thirds of the increase in pharmacy costs was attributable to higher unit costs, with the remainder due to increased utilization.

•	Capitation costs decreased approximately 14% PMPM, primarily due to the transition of members in Michigan and Washington into fee-for-service networks.

•	Fee-for-service costs increased approximately 8% PMPM, partially due to the transition of members from capitated provider networks into fee-for-service networks.

•	Fee-for-service and capitation costs combined increased approximately 4% PMPM. Excluding the Texas health plan, fee-for-service and capitation costs combined increased approximately 2% PMPM.

•	Hospital utilization decreased approximately 5%.

The medical care ratio of the California health plan increased to 85.8% for the year ended December 31, 2011, from 83.5% for the year ended December 31, 2010. The California health plan received premium reductions of approximately 3% and 1% effective July 1, 2011, and October 1, 2011, respectively. In the second half of 2011, the California health plan added approximately 14,500 new ABD members with average premium revenue of approximately $385 PMPM.

The medical care ratio of the Florida health plan decreased to 91.9% for the year ended December 31, 2011, from 95.4% for the year ended December 31, 2010, primarily due to initiatives that have reduced pharmacy and behavioural health costs, and a premium rate increase of approximately 7.5% effective September 1, 2011.

The medical care ratio of the Michigan health plan decreased to 81.2% for the year ended December 31, 2011, from 83.7% for the year ended December 31, 2010, primarily due to improved Medicare performance and lower inpatient facility costs. The Michigan health plan received a premium rate increase of approximately 1% effective October 1, 2011.

The medical care ratio of the Missouri health plan decreased to 85.3% for the year ended December 31, 2011, from 85.5% for the year ended December 31, 2010. The health plan received a premium rate increase of approximately 5% effective July 1, 2011.

The medical care ratio of the New Mexico health plan decreased to 80.2% for the year ended December 31, 2011, from 80.6 % for the year ended December 31, 2010. The New Mexico health plan received a premium rate reduction of approximately 2.5% effective July 1, 2011. As discussed above, the New Mexico health plan entered into a contract amendment changed the calculation of the amount of revenue that may be recognized relative to medical costs in the fourth quarter of 2011. Consequently, premium revenue recognized in the year ended December 31, 2011, includes $5.6 million related to periods prior to 2011.

The medical care ratio of the Ohio health plan decreased to 77.6% for the year ended December 31, 2011, from 79.1% for the year ended December 31, 2010, due to an increase in Medicaid premium PMPM of approximately 4.5% effective January 1, 2011, and relatively flat fee-for-service costs. The pharmacy benefit was restored to all managed care plans in Ohio effective October 1, 2011.

The medical care ratio of the Texas health plan increased to 93.4% for the year ended December 31, 2011, from 86.2% for the year ended December 31, 2010. Effective February 1, 2011, we added approximately 30,000 ABD members in the Dallas-Fort Worth area and effective September 1, 2011, we added approximately 8,000 ABD members and 3,000 TANF members in the Jefferson Service area. Medical costs in the Dallas-Fort Worth area were well in excess of premium revenue. Excluding the ABD population in the Dallas-Fort Worth region, the medical care ratio of the Texas health plan was 85.7% for the year ended December 31, 2011.

The medical care ratio of the Utah health plan decreased to 78.1% for the year ended December 31, 2011, from 91.3% for the year ended December 31, 2010, primarily due to reduced fee-for-service inpatient and physician costs and an increase in Medicaid premiums PMPM. Effective July 1, 2010, the Utah health plan received a premium rate increase of approximately 7%. Lower fee-for-service costs were the result of both lower unit costs and lower utilization. During the second quarter of 2011 we settled certain claims with the state regarding the savings share provision of our contract in effect from 2003 through June of 2009. We settled for the contract years 2006 through 2009 and recognized $6.9 million in premium revenue without any corresponding charge to expense. The Utah health plan received a premium rate reduction of approximately 2% effective July 1, 2011.

The medical care ratio of the Washington health plan remained flat at 83.9% for the year ended December 31, 2011 compared with the year ended December 31, 2010. Higher fee-for-service and pharmacy costs were offset by lower capitation costs.

The medical care ratio of the Wisconsin health plan (acquired September 1, 2010) was 92.5% for the year ended December 31, 2011. The state of Wisconsin reduced capitation rates by 11% on January 1, 2011. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Wisconsin health plan. Significant improvements in inpatient utilization were realized in the second half of 2011.

Health Plans Segment Operating Data

The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
		Premium Revenue		Medical Care Costs		Medical
	Member Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Premium Tax Expense
California	4,190	$575,176	$137.27	$493,419	$117.75	85.8%	$7,499
Florida	788	203,945	258.70	187,358	237.66	91.9	41
Michigan	2,660	662,127	248.91	537,779	202.16	81.2	38,733
Missouri	959	229,584	239.38	195,832	204.19	85.3	—
New Mexico	1,074	345,732	321.94	277,338	258.25	80.2	9,285
Ohio	2,966	988,896	333.40	766,949	258.57	77.6	76,677
Texas	1,616	409,295	253.40	382,390	236.74	93.4	7,117
Utah	972	287,290	295.51	224,513	230.94	78.1	—
Washington	4,171	823,323	197.42	690,513	165.57	83.9	14,865
Wisconsin(2)	488	69,596	142.56	64,346	131.81	92.5	44
Other(3)	—	8,443	—	39,557	—	—	328

	19,884	$4,603,407	$231.51	$3,859,994	$194.13	83.9%	$154,589

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2010
		Premium Revenue		Medical Care Costs		Medical
	Member Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Premium Tax Expense
California	4,197	$506,871	$120.77	$423,021	$100.79	83.5%	$6,912
Florida	664	170,683	256.87	162,839	245.07	95.4	1
Michigan	2,708	630,134	232.66	527,596	194.80	83.7	39,187
Missouri	946	210,852	222.98	180,291	190.66	85.5	—
New Mexico	1,104	366,784	332.02	295,633	267.61	80.6	9,300
Ohio	2,817	860,324	305.42	680,802	241.69	79.1	67,358
Texas	708	188,716	266.72	162,714	229.97	86.2	3,251
Utah	921	258,076	280.27	235,576	255.84	91.3	—
Washington	4,141	758,849	183.27	636,617	153.75	83.9	13,513
Wisconsin(2)	134	30,033	224.75	27,574	206.35	91.8	—
Other(3)	—	8,587	—	38,194	—	—	253

	18,340	$3,989,909	$217.56	$3,370,857	$183.80	84.5%	$139,775

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	We acquired the Wisconsin health plan on September 1, 2010.

(3)	“Other” medical care costs also include medically related administrative costs of the parent company.

Days in Medical Claims and Benefits Payable

The days in medical claims and benefits payable were as follows:

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
Days in claims payable: fee-for-service only	40 days	42 days	44 days
Number of claims in inventory at end of period	111,100	143,600	93,100
Billed charges of claims in inventory at end of period (in thousands)	$207,600	$218,900	$131,400

Molina Medicaid Solutions Segment

We acquired Molina Medicaid Solutions on May 1, 2010; therefore, the year ended December 31, 2010 includes only eight months of operating results for this segment. Performance of the Molina Medicaid Solutions segment was as follows:

	September 30,	September 30,
	Twelve Months Ended December 31, 2011	Eight Months Ended December 31, 2010
	(In thousands)
Service revenue before amortization	$167,269	$98,125
Amortization recorded as reduction of service revenue	(6,822)	(8,316)

Service revenue	160,447	89,809
Cost of service revenue	143,987	78,647
General and administrative costs	9,270	5,135
Amortization of customer relationship intangibles recorded as amortization	5,127	3,418

Operating income	$2,063	$2,609

We are currently deferring recognition of all revenue as well as all direct costs (to the extent that such costs are estimated to be recoverable) in Idaho until the MMIS in that state receives certification from CMS. For the year ended December 31, 2011, cost of service revenue includes $11.5 million of direct costs associated with the Idaho contract that would otherwise have been recorded as deferred contract costs. In assessing the recoverability of the deferred contract costs associated with the Idaho contract during 2011, we determined that these costs should be expensed as a period cost. In December 2011, our MMIS in Maine received full certification from CMS.

Consolidated Expenses and Other

General and Administrative Expenses

General and administrative expenses were $415.9 million, or 8.7% of total revenue, for the year ended December 31, 2011, compared with $346.0 million, or 8.5% of total revenue, for the year ended December 31, 2010.

Premium Tax Expense

Premium tax expense decreased to 3.4% of premium revenue, for the year ended December 31, 2011, from 3.5% for the year ended December 31, 2010.

Depreciation and Amortization

Depreciation and amortization related to our Health Plans segment is all recorded in “Depreciation and Amortization” in the consolidated statements of income. Amortization related to our Molina Medicaid Solutions segment is recorded within three different headings in the consolidated statements of income as follows:

•	Amortization of purchased intangibles relating to customer relationships is reported as amortization within the heading “Depreciation and Amortization;”

•	Amortization of purchased intangibles relating to contract backlog is recorded as a reduction of “Service Revenue;” and

•	Amortization of capitalized software is recorded within the heading “Cost of Service Revenue.”

The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of service revenue, or as cost of service revenue.

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software	$30,864	0.7%	$27,230	0.7%
Amortization of intangible assets	19,826	0.4	18,474	0.4

Depreciation and amortization reported as such in the consolidated statements of income	50,690	1.1	45,704	1.1
Amortization recorded as reduction of service revenue	6,822	0.1	8,316	0.2
Amortization of capitalized software recorded as cost of service revenue	16,871	0.4	6,745	0.2

Total	$74,383	1.6%	$60,765	1.5%

Impairment of Goodwill and Intangible Assets

We recorded a non-cash impairment charge of approximately $64.6 million, or $1.34 per diluted share, in connection with the expiration of our Missouri health plan’s contract with the state of Missouri effective June 30, 2012. Of the total charge, $58.5 million is not tax deductible, resulting in a disproportionate impact to net income.

Interest Expense

Interest expense was $15.5 million for the years ended December 31, 2011 and 2010. Interest expense includes non-cash interest expense relating to our convertible senior notes, which amounted to $5.5 million and $5.1 million for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

Income tax expense is recorded at an effective rate of 67.8% for the year ended December 31, 2011, compared with 38.6% for the year ended December 31, 2010. The effective rate for the year ended December 31, 2011 reflects the non-deductible nature of the majority of the Missouri impairment charge, discrete tax benefits of $1.7 million recognized for statute closures, prior year tax return to provision reconciliations, and certain non-recurring income that is not subject to income tax. Excluding the impact from the Missouri impairment charge and discrete tax benefits, the effective tax rate for the year ended December 31, 2011 was 37.9%.

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Health Plans Segment

Premium Revenue

In the year ended December 31, 2010, compared with the year ended December 31, 2009, premium revenue increased 9.0% due to a membership increase of approximately 10.9% (on a member-month basis). On a PMPM basis, however, consolidated premium revenue decreased 2.1% because of declines in premium rates. The decrease in PMPM revenue was due to the transfer of the pharmacy benefit to the state fee-for-service programs in Ohio (effective February 1, 2010) and Missouri (effective October 1, 2009). Exclusive of the transfer of the pharmacy benefit in Ohio and Missouri, Medicaid premium revenue PMPM increased approximately 1.5% over the year ended December 31, 2009. Medicare enrollment exceeded 24,000 members at December 31, 2010, and Medicare premium revenue was $265.2 million for the year ended December 31, 2010, compared with $135.9 million for the year ended December 31, 2009.

Medical Care Costs

The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2010			2009
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,360,858	$128.73	70.0%	$2,077,489	$126.14	65.4%
Capitation	555,487	30.29	16.5	558,538	33.91	17.6
Pharmacy	325,935	17.77	9.7	414,785	25.18	13.1
Other	128,577	7.01	3.8	125,424	7.62	3.9

Total	$3,370,857	$183.80	100.0%	$3,176,236	$192.85	100.0%

The medical care ratio decreased to 84.5% for the year ended December 31, 2010, compared with 86.8% for the year ended December 31, 2009.

The medical care ratio of the California health plan decreased to 83.5% for the year ended December 31, 2010, from 92.2% for the year ended December 31, 2009, primarily due to lower inpatient facility fee-for-service costs resulting from provider network restructuring and improved medical management.

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

The medical care ratio of the Washington health plan decreased to 83.9% for the year ended December 31, 2010, from 84.5% for the year ended December 31, 2009, primarily due to reduced fee-for-service costs which more than offset decreased premium revenue PMPM. Premium revenue PMPM decreased for all of 2010 compared with 2009 because the rate increase of approximately 2.5% effective July 1, 2010 was not enough to offset decreases received during the second half of 2009.

Health Plans Segment Operating Data

The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2010
		Premium Revenue		Medical Care Costs		Medical
	Member Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Premium Tax Expense
California	4,197	$506,871	$120.77	$423,021	$100.79	83.5%	$6,912
Florida	664	170,683	256.87	162,839	245.07	95.4	1
Michigan	2,708	630,134	232.66	527,596	194.80	83.7	39,187
Missouri	946	210,852	222.98	180,291	190.66	85.5	—
New Mexico	1,104	366,784	332.02	295,633	267.61	80.6	9,300
Ohio	2,817	860,324	305.42	680,802	241.69	79.1	67,358
Texas	708	188,716	266.72	162,714	229.97	86.2	3,251
Utah	921	258,076	280.27	235,576	255.84	91.3	—
Washington	4,141	758,849	183.27	636,617	153.75	83.9	13,513
Wisconsin(2)	134	30,033	224.75	27,574	206.35	91.8	—
Other(3)	—	8,587	—	38,194	—	—	253

	18,340	$3,989,909	$217.56	$3,370,857	$183.80	84.5%	$139,775

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2009
		Premium Revenue		Medical Care Costs		Medical
	Member Months(1)	Total	PMPM	Total	PMPM	Care Ratio	Premium Tax Expense
California	4,135	$481,717	$116.49	$443,892	$107.34	92.2%	$16,446
Florida	386	102,232	264.94	95,936	248.62	93.8	16
Michigan	2,523	557,421	220.94	454,431	180.12	81.5	36,482
Missouri	927	230,222	248.25	191,585	206.59	83.2	—
New Mexico	1,042	404,026	387.67	346,044	332.03	85.7	11,043
Ohio	2,411	803,521	333.33	691,402	286.82	86.1	47,849
Texas	402	134,860	335.69	110,794	275.78	82.2	2,513
Utah	793	207,297	261.43	190,319	240.02	91.8	—
Washington	3,847	726,137	188.77	613,876	159.58	84.5	14,175
Wisconsin(2)	—	—	—	—	—	—	—
Other(3)(4)	—	12,774	—	37,957	—	—	57

	16,466	$3,660,207	$222.24	$3,176,236	$192.85	86.8%	$128,581

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	We acquired the Wisconsin health plan on September 1, 2010.

(3)	“Other” medical care costs also include medically related administrative costs at the parent company.

(4)	As of December 31, 2009, our Nevada health plan no longer served members. Premium revenue and medical care costs for the Nevada health plan have been included in “Other.”

Molina Medicaid Solutions Segment

Molina Medicaid Solutions contributed $2.6 million to operating income for the year ended December 31, 2010, but reported an operating loss of $3.6 million for the quarter ended December 31, 2010. The operating loss for the fourth quarter of 2010 was primarily the result of system stabilization costs incurred for two of Molina Medicaid Solutions’ contracts.

Performance of the Molina Medicaid Solutions segment for the year ended December 31, 2010 was as follows:

September 30,
(In thousands)
Service revenue before amortization	$98,125
Amortization recorded as reduction of service revenue	(8,316)

Service revenue	89,809
Cost of service revenue	78,647
General and administrative costs	5,135
Amortization of customer relationship intangibles recorded as amortization	3,418

Operating income	$2,609

Consolidated Expenses and Other

General and Administrative Expenses

General and administrative expenses were $346.0 million, or 8.5% of total revenue, for the year ended December 31, 2010, compared with 276.0 million, or 7.5% of total revenue, for the year ended December 31, 2009. The increase in the G&A ratio was the result of higher administrative expenses for the Health Plans segment, driven in part by the cost of our Medicare expansion, higher variable compensation expense as a result of substantially improved financial performance in 2010, employee severance and settlement costs, and costs relating to the acquisitions of Molina Medicaid Solutions and the Wisconsin health plan.

Premium Tax Expense

Premium tax expense relating to Health Plans segment premium revenue was 3.5% of revenue for both years ended December 31, 2010, and 2009.

Depreciation and Amortization

The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of service revenue, or as cost of service revenue.

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2010		2009
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software	$27,230	0.7%	$25,172	0.7%
Amortization of intangible assets	18,474	0.4	12,938	0.3

Depreciation and amortization reported as such in the consolidated statements of income	45,704	1.1	38,110	1.0
Amortization recorded as reduction of service revenue	8,316	0.2	—	—
Amortization of capitalized software recorded as cost of service revenue	6,745	0.2	—	—

Total	$60,765	1.5%	$38,110	1.0%

Interest Expense

Interest expense increased to $15.5 million for the year ended December 31, 2010, from $13.8 million for the year ended December 31, 2009. We incurred higher interest expense relating to the $105 million draw on our credit facility (beginning May 1, 2010) to fund the acquisition of Molina Medicaid Solutions. Amounts borrowed to fund this acquisition were repaid in the third quarter using proceeds from our equity offering in the third quarter of 2010. Interest expense includes non-cash interest expense relating to our convertible senior notes, which amounted to $5.1 million and $4.8 million for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

Income tax expense was recorded at an effective rate of 38.6% for the year ended December 31, 2010, compared with 19.1% for the year ended December 31, 2009. The lower rate in 2009 was primarily due to discrete tax benefits recorded in 2009 as a result of settling tax examinations, and higher than previously estimated tax credits.

Acquisitions

Molina Center. On December 7, 2011, our wholly owned subsidiary Molina Center LLC closed on its acquisition of the 460,000 square foot office building located in Long Beach, California. The building, or Molina Center, consists of two conjoined fourteen-story office towers on approximately five acres of land. For the last several years we have leased approximately 155,000 square feet of the Molina Center for use as our corporate headquarters and also for use by our California health plan subsidiary. The final purchase price was $81 million, which amount was paid with a combination of cash on hand and bank financing under a term loan agreement. We acquired this business primarily to facilitate space needs for the projected future growth of the Company.

Molina Medicaid Solutions. On May 1, 2010, we acquired a health information management business which we operate under the name, Molina Medicaid SolutionsSM as described in Overview, above.

Liquidity and Capital Resources

We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of December 31, 2011, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

Investment income decreased to $5.5 million for the year ended December 31, 2011, compared with $6.3 million for the year ended December 31, 2010. Our annualized portfolio yields for the years ended December 31, 2011, 2010, and 2009 were 0.6%, 0.7%, and 1.2%, respectively.

Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold our restricted investments until maturity. Declines in interest rates over time will reduce our investment income.

Cash in excess of the capital needs of our regulated health plans is generally paid to our non-regulated parent company in the form of dividends, when and as permitted by applicable regulations, for general corporate use.

Cash provided by operating activities for the year ended December 31, 2011 was $225.4 million compared with $161.4 million for the year ended December 31, 2010, an increase of $64.0 million. This increase was primarily due to the change in deferred revenue. In 2011, deferred revenue was a use of cash amounting to $8.2 million, compared with $41.9 million in 2010.

Cash provided by financing activities decreased due to $111.1 million of net proceeds from our common stock offering in the third quarter of 2010, offset by the $48.6 million borrowed under a term loan used to purchase the Molina Center in 2011.

Reconciliation of Non-GAAP (1) to GAAP Financial Measures

EBITDA (2)

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(In thousands)
Net income	$20,818	$54,970
Add back:
Depreciation and amortization reported in the consolidated statements of cash flows	74,383	60,765
Interest expense	15,519	15,509
Provision for income taxes	43,836	34,522

EBITDA	$154,556	$165,766

(1)	GAAP stands for U.S. generally accepted accounting principles.

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

Capital Resources

At December 31, 2011, the parent company — Molina Healthcare, Inc. — held cash and investments of approximately $23.6 million, compared with approximately $65.1 million of cash and investments at December 31, 2010. This decline was primarily due to a capital contribution to our Texas health plan in the fourth quarter of 2011 and cash paid to acquire the Molina Center.

On a consolidated basis, at December 31, 2011, we had working capital of $446.2 million compared with $392.4 million at December 31, 2010. At December 31, 2011 we had cash and investments of $893.0 million, compared with $813.8 million of cash and investments at December 31, 2010.

Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014 (see discussion of “Convertible Senior Notes” below). The repurchase program will be funded with working capital or draws under our credit facility (see discussion of “Credit Facility” below).

On July 27, 2011, our board of directors approved a stock repurchase program of up to $7 million to be used to purchase shares of our common stock under a Rule 10b5-1 trading plan. Under this program, we purchased approximately 400,000 shares of our common stock for $7 million (average cost of approximately $17.47 per share) during August 2011. These purchases did not materially impact diluted earnings per share for the year ended December 31, 2011. Subsequently, we retired the $7.0 million of treasury shares purchased, which reduced additional paid-in capital as of December 31, 2011.

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

The Credit Facility has a term of five years under which all amounts outstanding will be due and payable on September 9, 2016. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $195 million. As of December 31, 2011, there was no outstanding principal balance under the Credit Facility. However, as of December 31, 2011, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million as required under the Molina Medicaid Solutions contracts with the states of Maine and Idaho, which reduced the amount available under the Credit Facility by $10.3 million.

Borrowings under the Credit Facility will bear interest based, at our election, on the base rate plus an applicable margin or the Eurodollar rate. The base rate is, for any day, a rate of interest per annum equal to the highest of (i) the prime rate of interest announced from time to time by U.S. Bank or its parent, (ii) the sum of the federal funds rate for such day plus 0.50% per annum and (iii) the Eurodollar rate (without giving effect to the applicable margin) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%. The Eurodollar rate is a reserve adjusted rate at which Eurodollar deposits are offered in the interbank Eurodollar market plus an applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee of 0.25% to 0.50% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Credit Facility. The initial commitment fee shall be set at 0.35% until our delivery of its financials for the year ended December 31, 2011. The applicable margins range between 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Eurodollar loans, in each case, based upon our leverage ratio.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, with the exception of certain of our real estate assets, and by a pledge of the capital stock or membership interests of our operating subsidiaries and health plans (with the exception of the California health plan).

The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 as of the end of each fiscal quarter and a fixed charge coverage ratio of not less than 1.75 to 1.00. At December 31, 2011, we were in compliance with all financial covenants under the Credit Facility.

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

Convertible Senior Notes

As of December 31, 2011, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) were outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

Term Loan

On December 7, 2011, our wholly owned subsidiary, Molina Center LLC, entered into a Term Loan Agreement, dated as of December 1, 2011, with various lenders and East West Bank, as Administrative Agent (the “Administrative Agent”). Pursuant to the terms of the Term Loan Agreement, Molina Center LLC borrowed the aggregate principal amount of $48.6 million to finance a portion of the $81 million purchase price for the acquisition of the approximately 460,000 square foot office building, now named “Molina Center,” located in Long Beach, California.

The outstanding principal amount under the Term Loan Agreement bears interest at the rate of 4.25% per annum from the date of the closing of the loan through December 31, 2011, and at the Eurodollar rate for each Interest Period (as defined below) commencing January 1, 2012. The Eurodollar rate is a per annum rate of interest equal to the greater of (a) the rate that is published in the Wall Street Journal as the London interbank offered rate for deposits in United States dollars, for a period of one month, two business days prior to the commencement of an Interest Period, multiplied by a statutory reserve rate established by the Board of Governors of the Federal Reserve System, or (b) 4.25%. The loan matures on November 30, 2018, and is subject to a 25-year amortization schedule that commences on January 1, 2012.

The Term Loan Agreement contains customary representations, warranties, and financial covenants. In the event of a default as described in the Term Loan Agreement, the outstanding principal amount under the Term Loan Agreement will bear interest at a rate 5.00% per annum higher than the otherwise applicable rate. We have agreed to pay to the Administrative Agent a loan fee in the amount of $486,000 and an agency fee of $50,000. All amounts due under the Term Loan Agreement and related loan documents are secured by a security interest in the Molina Center in favor of and for the benefit of the Administrative Agent and the other lenders under the Term Loan Agreement.

Regulatory Capital and Dividend Restrictions

Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $492.4 million at December 31, 2011, and $397.8 million at December 31, 2010.

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

As of December 31, 2011, our health plans had aggregate statutory capital and surplus of approximately $509.9 million compared with the required minimum aggregate statutory capital and surplus of approximately $265.7 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2011. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

Critical Accounting Policies

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates. Our most significant accounting policies relate to:

•	Health plan contractual provisions that may limit revenue based upon the costs incurred or the profits realized under a specific contract;

•	Health plan quality incentives that allow us to recognize incremental revenue if certain quality standards are met;

•	The recognition of revenue and costs associated with contracts held by our Molina Medicaid Solutions segment; and;

•	The determination of medical claims and benefits payable.

Revenue Recognition — Health Plans Segment

Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. Premium revenues are recognized in the month that members are entitled to receive health care services.

Certain components of premium revenue are subject to accounting estimates. The components of premium revenue subject to estimation fall into two categories:

Contractual provisions that may limit revenue based upon the costs incurred or the profits realized under a specific contract. These are contractual provisions that require the health plan to return premiums to the extent that certain thresholds are not met. In some instances premiums are returned when medical costs fall below a certain percentage of gross premiums; or when administrative costs or profits exceed a certain percentage of gross premiums. In other instances, premiums are partially determined by the acuity of care provided to members (risk adjustment). To the extent that our expenses and profits change from the amounts previously reported (due to changes in estimates) our revenue earned for those periods will also change. In all of these instances our revenue is only subject to estimate due to the fact that the thresholds themselves contain elements (expense or profit) that are subject to estimate. While we have adequate experience and data to make sound estimates of our expenses or profits, changes to those estimates may be necessary, which in turn will lead to changes in our estimates of revenue. In general, a change in estimate relating to expense or profit would offset any related change in estimate to premium, resulting in no or small impact to net income. The following contractual provisions fall into this category:

•

California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At December 31, 2011, we recorded a liability of $1.0 million under the terms of these contract provisions.

•

Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At December 31, 2011, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.

•

New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premiums received by our New Mexico health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). The New Mexico health plan contract also contains certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At December 31, 2011, we had not recorded any liability under the terms of these contract provisions. In the fourth quarter of 2011, our New Mexico health plan entered into a contract amendment that more closely aligns the calculation of revenue with the methodology adopted under the Affordable Care Act. The contract amendment changed the calculation of the amount of revenue that may be recognized relative to medical costs, and resulted in the recognition of approximately $5.6 million of premium revenue which all related to periods prior to 2011.

•

Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. The rebates, if any, are calculated separately for the TANF/CHIP and ABD products. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had an aggregate liability of approximately $0.7 million accrued pursuant to our profit-sharing agreement with the state of Texas at December 31, 2011.

•

Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a receivable of approximately $5.0 million for anticipated Medicare risk adjustment premiums at December 31, 2011.

Quality incentives that allow us to recognize incremental revenue if certain quality standards are met. These are contract provisions that allow us to earn additional premium revenue in certain states if we achieve certain quality-of-care or administrative measures. We estimate the amount of revenue that will ultimately be realized for the periods presented based on our experience and expertise in meeting the quality and administrative measures as well as our ongoing and current monitoring of our progress in meeting those measures. The amount of the revenue that we will realize under these contractual provisions is determinable based upon that experience. The following contractual provisions fall into this category:

New Mexico Health Plan Quality Incentive Premiums: Under our contract with the state of New Mexico, incremental revenue of up to 0.75% of our total premium is earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care and administrative measures dictated by the state.

Ohio Health Plan Quality Incentive Premiums: Under our contract with the state of Ohio, incremental revenue of up to 1% of our total premium is earned if certain performance measures are met. Effective February 1, 2010 through June 30, 2011, we were eligible to earn additional incremental revenue of up to 0.25% of our total premium if we met certain pharmacy specific performance measures. These performance measures are generally linked to various quality-of-care measures dictated by the state.

Texas Health Plan Quality Incentive Premiums: Under our contract with the state of Texas, incremental revenue of up to 1% of our total premium may be earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures established by the state. The time period for the assessment of these performance measures previously followed the state’s fiscal year, but effective January 1, 2011, it follows the calendar year. However, during 2011 the state of Texas notified us that it had discontinued the program for the 2011 calendar year. We anticipate that the program will be reinstituted in 2012.

Wisconsin Health Plan Quality Incentive Premiums: Under our contract with the state of Wisconsin, effective beginning in 2011, up to 3.25% of the premium is withheld by the state. The withheld premiums can be earned by the health plan by meeting certain performance measures. These performance measures are generally linked to various quality-of-care measures dictated by the state.

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of December 31, 2011 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,271	$1,558	$378	$1,936	$345,732
Ohio	10,212	8,363	3,501	11,864	988,896
Texas	—	—	—	—	409,295
Wisconsin	1,705	542	—	542	69,596

	$14,188	$10,463	$3,879	$14,342	$1,813,519

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2010
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,581	$1,311	$579	$1,890	$366,784
Ohio	9,881	3,114	(1,248)	1,866	860,324
Texas	1,771	1,771	—	1,771	188,716

	$14,233	$6,196	$(669)	$5,527	$1,415,824

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2009
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,378	$1,097	$(171)	$926	$404,026
Ohio	7,040	5,715	937	6,652	803,521
Texas	1,322	1,322	—	1,322	134,860

	$10,740	$8,134	$766	$8,900	$1,342,407

Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment

The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation, or DDI, of a Medicaid Management Information System, or MMIS. An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing, or BPO arrangement. While providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support and maintenance. We have evaluated our Molina Medicaid Solutions contracts to determine if such arrangements include a software element. Based on this evaluation, we have concluded that these arrangements do not include a software element. As such, we have concluded that our Molina Medicaid Solutions contracts are multiple-element service arrangements under the scope of FASB Accounting Standards Codification Subtopic 605-25, Revenue Recognition –– Multiple–Element Arrangements, and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition.

Effective January 1, 2011, we adopted a new accounting standard that amends the guidance on the accounting for multiple-element arrangements. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting which is generally based on whether the deliverable has standalone value to the customer. In addition to standalone value, previous guidance also required objective and reliable evidence of fair value of a deliverable in order to treat the deliverable as a separate unit of accounting. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent. We have adopted this guidance on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. Our adoption of this guidance has not impacted the timing or pattern of our revenue recognition in 2011. Also, there would have been no change in revenue recognized relating to multiple-element arrangements if we had adopted this guidance retrospectively for contracts entered into prior to January 1, 2011.

We have concluded that the various service elements in our Molina Medicaid Solutions contracts represent a single unit of accounting due to the fact that DDI, which is the only service performed in advance of the other services (all other services are performed over an identical period), does not have standalone value because our DDI services are not sold separately by any vendor and the customer could not resell our DDI services. Further, we have no objective and reliable evidence of fair value for any of the individual elements in these contracts, and at no point in the contract will we have objective and reliable evidence of fair value for the undelivered elements in the contracts. For contracts entered into prior to January 1, 2011, objective and reliable evidence of fair value would be required, in addition to DDI standalone value which we do not have, in order to treat DDI as a separate unit of accounting. We lack objective and reliable evidence of the fair value of the individual elements of our Molina Medicaid Solutions contracts for the following reasons:

•

Each contract calls for the provision of its own specific set of services. While all contracts support the system of record for state MMIS, the actual services we provide vary significantly between contracts; and

•	The nature of the MMIS installed varies significantly between our older contracts (proprietary mainframe systems) and our new contracts (commercial off-the-shelf technology solutions).

Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting and because we are unable to determine a pattern of performance of services during the contract period, we recognize revenue associated with such contracts on a straight-line basis over the period during which BPO, hosting, and support and maintenance services are delivered.

Provisions specific to each contract may, however, lead us to modify this general principle. In those circumstances, the right of the state to refuse acceptance of services, as well as the related obligation to compensate us, may require us to delay recognition of all or part of our revenue until that contingency (the right of the state to refuse acceptance) has been removed. In those circumstances we defer recognition of any contingent revenue (whether DDI, BPO services, hosting, and support and maintenance services) until the contingency has been removed. These types of contingency features are present in our Maine and Idaho contracts. We began to recognize revenue associated with our Maine contract upon state acceptance in September 2010. In Idaho, we will begin recognition of revenue upon state acceptance.

Costs associated with our Molina Medicaid Solutions contracts include software related costs and other costs. With respect to software related costs, we apply the guidance for internal-use software and capitalize external direct costs of materials and services consumed in developing or obtaining the software, and payroll and payroll-related costs associated with employees who are directly associated with and who devote time to the computer software project. With respect to all other direct costs, such costs are expensed as incurred, unless corresponding revenue is being deferred. If revenue is being deferred, direct costs relating to delivered service elements are deferred as well and are recognized on a straight-line basis over the period of revenue recognition, in a manner consistent with our recognition of revenue that has been deferred. Such direct costs can include:

•	Transaction processing costs

•	Employee costs incurred in performing transaction services

•	Vendor costs incurred in performing transaction services

•	Costs incurred in performing required monitoring of and reporting on contract performance

•	Costs incurred in maintaining and processing member and provider eligibility

•	Costs incurred in communicating with members and providers

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

We are currently deferring recognition of all revenue as well as all direct costs (to the extent that such costs are estimated to be recoverable) in Idaho until the MMIS in that state receives certification from CMS. For the year ended December 31, 2011, cost of service revenue includes $11.5 million of direct costs associated with the Idaho contract that would otherwise have been recorded as deferred contract costs. In assessing the recoverability of the deferred contract costs associated with the Idaho contract during 2011, we determined that these costs should be expensed as a period cost.

Medical Claims and Benefits Payable — Health Plans Segment

The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$301,020	$275,259	$246,508
Capitation payable	53,532	49,598	39,995
Pharmacy	26,178	14,649	20,609
Other	21,746	14,850	8,204

	$402,476	$354,356	$315,316

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

The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $301.0 million of our total medical claims and benefits payable of $402.5 million as of December 31, 2011. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at December 31, 2011, was $294.9 million.

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

The following table reflects the change in our estimate of claims liability as of December 31, 2011 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding December 31, 2011, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

September 30,
(Decrease) Increase in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6%)	$119,317
(4%)	79,598
(2%)	39,799
2%	(39,799)
4%	(79,598)
6%	(119,317)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of December 31, 2011 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

September 30,
(Decrease) Increase in Trended Per member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(6%)	$(69,169)
(4%)	(46,113)
(2%)	(23,056)
2%	23,056
4%	46,113
6%	69,169

The following per-share amounts are based on a combined federal and state statutory tax rate of 37.5%, and 46.4 million diluted shares outstanding for the year ended December 31, 2011. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at December 31, 2011, net income for the year ended December 31, 2011 would increase or decrease by approximately $12.4 million, or $0.27 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at December 31, 2011, net income for the year ended December 31, 2011 would increase or decrease by approximately $7.2 million, or $0.16 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $62.2 million, or $1.34 per diluted share, and $36.0 million, or $0.78 per diluted share, respectively.

It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $12.4 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

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

Assuming that base reserves have been adequately set, we believe that amounts ultimately paid out should generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. However, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range, as shown by our results for the year ended December 31, 2011, when the amounts ultimately paid out were less than the amount of the reserves we had established as of the beginning of that year by 14.6%.

As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities in fiscal years 2010 and 2011 were less than what we had expected when we had established our reserves. While the specific reasons for the overestimation of our liabilities were different in each of the periods presented, in general the overestimations were tied to our assessment of specific circumstances at our individual health plans which were unique to those reporting periods.

We recognized a benefit from prior period claims development in the amount of $51.8 million for the year ended December 31, 2011. This amount represents our estimate as of December 31, 2011 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2010 exceeded the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2010 was due primarily to the following factors:

•	We overestimated the impact of a buildup in claims inventory in Ohio.

•	We overestimated the impact of the settlement of disputed provider claims in California.

•

We underestimated the reduction in outpatient facility claims costs as a result of a fee schedule reduction in New Mexico effective November 2010, partially offsetting the impact of the two items above.

We recognized a benefit from prior period claims development in the amount of $49.4 million for the year ended 2010. This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2009. The overestimation of claims liability at December 31, 2009 was the result of the following factors:

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

In estimating our claims liability at December 31, 2011, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•	The increasing amount of claims recoveries in Texas.

•	Recent increases in inpatient utilization in Missouri, as well as a substantial increase in inpatient claims inventory.

•	A significant reduction to our outstanding claims recoveries in Ohio.

•	An increase to our ABD membership in California.

•

Late enrollment of newborns, and hence late claims payments, in Michigan due to issues with the state’s administration system, which has disrupted the normal completion pattern for claims in that state.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2010 and 2011, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

The following table presents the components of the change in our medical claims and benefits payable for the periods presented. The negative amounts displayed for “Components of medical care costs related to: Prior year” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	September 30,	September 30,
	Year ended December 31,
	2011	2010
	(Dollars in thousands, except per-member amounts)
Balances at beginning of period	$354,356	$315,316
Balance of acquired subsidiary	—	3,228
Components of medical care costs related to:
Current year	3,911,803	3,420,235
Prior year	(51,809)	(49,378)

Total medical care costs	3,859,994	3,370,857

Payments for medical care costs related to:
Current year	3,516,994	3,085,388
Prior year	294,880	249,657

Total paid	3,811,874	3,335,045

Balances at end of year	$402,476	$354,356

Benefit from prior years as a percentage of:
Balance at beginning of year	14.6%	15.7%
Premium revenue	1.1%	1.2%
Total medical care costs	1.3%	1.5%
Claims Data (1):
Days in claims payable, fee for service	40	42
Number of members at end of period	1,697,000	1,613,000
Number of claims in inventory at end of period	111,100	143,600
Billed charges of claims in inventory at end of period	$207,600	$218,900
Claims in inventory per member at end of period	0.07	0.09
Billed charges of claims in inventory per member end of period	$122.33	$135.71
Number of claims received during the period	17,207,500	14,554,800
Billed charges of claims received during the period	$14,306,500	$11,686,100

(1)	“Claims Data” for the year ended December 31, 2010 does not include our Wisconsin health plan acquired September 1, 2010.

Commitments and Contingencies

We are not an obligor to or guarantor of any indebtedness of any other party. We are not a party to off-balance sheet financing arrangements except for operating leases which are disclosed in Note 18 to the accompanying audited consolidated financial statements for the year ended December 31, 2011.

Contractual Obligations

In the table below, we present our contractual obligations as of December 31, 2011. Some of the amounts we have included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	2012	2013-2014	2015-2016	2017 and Beyond
Medical claims and benefits payable	$402,476	$402,476	$—	$—	$—
Principal amount of long-term debt(1)	235,600	1,197	189,361	2,568	42,474
Operating leases	101,424	25,553	40,936	22,338	12,597
Interest on long-term debt	32,527	9,061	16,267	3,788	3,411
Purchase commitments	33,595	19,845	12,142	1,608	—

Total contractual obligations	$805,622	$458,132	$258,706	$30,302	$58,482

(1)	Represents the principal amount due on our 3.75% Convertible Senior Notes due 2014, and our term loan due 2018.

As of December 31, 2011, we have recorded approximately $10.7 million of unrecognized tax benefits. The above table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. See Note 13 to the accompanying audited consolidated financial statements for the year ended December 31, 2011 for further information.

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

We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 29, 2012

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,
	2011	2010
	(Amounts in thousands, except per-share data)

ASSETS
Current assets:
Cash and cash equivalents	$493,827	$455,886
Investments	336,916	295,375
Receivables	167,898	168,190
Income tax refundable	11,679	—
Deferred income taxes	18,327	15,716
Prepaid expenses and other current assets	19,435	25,050

Total current assets	1,048,082	960,217
Property, equipment, and capitalized software, net	190,934	100,537
Deferred contract costs	54,582	28,444
Intangible assets, net	101,796	105,500
Goodwill and indefinite-lived intangible assets	153,954	212,228
Auction rate securities	16,134	20,449
Restricted investments	46,164	42,100
Receivable for ceded life and annuity contracts	23,401	24,649
Other assets	17,099	15,090

	$1,652,146	$1,509,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$402,476	$354,356
Accounts payable and accrued liabilities	147,214	137,930
Deferred revenue	50,947	60,086
Income taxes payable	—	13,176
Current maturities of long-term debt	1,197	—

Total current liabilities	601,834	565,548
Long-term debt	216,929	164,014
Deferred income taxes	33,127	16,235
Liability for ceded life and annuity contracts	23,401	24,649
Other long-term liabilities	21,782	19,711

Total liabilities	897,073	790,157

Stockholders’ equity (1):
Common stock, $0.001 par value; 80,000 shares authorized; outstanding:	46	45
45,815 shares at December 31, 2011 and 45,463 shares at December 31, 2010
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	266,022	251,612
Accumulated other comprehensive loss	(1,405)	(2,192)
Retained earnings	490,410	469,592

Total stockholders’ equity	755,073	719,057

	$1,652,146	$1,509,214

(1)	All applicable share and per-share amounts reflect the retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per-share data)

Revenue:
Premium revenue	$4,603,407	$3,989,909	$3,660,207
Service revenue	160,447	89,809	—
Investment income	5,539	6,259	9,149
Rental income	547	—	—

Total revenue	4,769,940	4,085,977	3,669,356

Expenses:
Medical care costs	3,859,994	3,370,857	3,176,236
Cost of service revenue	143,987	78,647	—
General and administrative expenses	415,932	345,993	276,027
Premium tax expenses	154,589	139,775	128,581
Depreciation and amortization	50,690	45,704	38,110

Total operating costs and expenses	4,625,192	3,980,976	3,618,954

Impairment of goodwill and intangible assets	(64,575)	—	—
Gain on purchase of convertible senior notes	—	—	1,532

Operating income	80,173	105,001	51,934
Interest expense	15,519	15,509	13,777

Income before income taxes	64,654	89,492	38,157
Provision for income taxes	43,836	34,522	7,289

Net income	$20,818	$54,970	$30,868

Net income per share (1):
Basic	$0.45	$1.34	$0.80

Diluted	0.45	1.32	0.79

Weighted average shares outstanding (1):
Basic	45,756	41,174	38,765

Diluted	46,425	41,631	38,976

(1)	All applicable share and per-share amounts reflect the retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock (1)		Additional Paid-in	Accumulated Other	Retained	Treasury
	Outstanding	Amount	Capital (1)	Comprehensive Loss	Earnings	Stock	Total
	(In thousands)

Balance at January 1, 2009	40,087	$40	$170,668	$(2,310)	$383,754	$(20,390)	$531,762

Comprehensive income:
Net income	—	—	—	—	30,868	—	30,868
Other comprehensive income, net of tax:
Unrealized gain on investments	—	—	—	498	—	—	498

Total comprehensive income	—	—	—	498	30,868	—	31,366
Purchase of treasury stock	—	—	—	—	—	(27,712)	(27,712)
Retirement of treasury stock	(2,028)	(2)	(48,100)	—	—	48,102	—
Retirement of convertible debt	—	—	(476)	—	—	—	(476)
Employee stock grants and employee stock plan purchases	351	—	8,516	—	—	—	8,516
Tax deficiency from employee stock compensation	—	—	(718)	—	—	—	(718)

Balance at December 31, 2009	38,410	38	129,890	(1,812)	414,622	—	542,738

Comprehensive income:
Net income	—	—	—	—	54,970	—	54,970
Other comprehensive loss, net of tax:
Unrealized loss on investments	—	—	—	(380)	—	—	(380)

Total comprehensive income				(380)	54,970		54,590
Common stock issued, net of issuance costs	6,525	7	111,124	—	—	—	111,131
Employee stock grants and employee
stock plan purchases	528	—	11,271	—	—	—	11,271
Tax deficiency from employee stock
compensation	—	—	(673)	—	—	—	(673)

Balance at December 31, 2010	45,463	45	251,612	(2,192)	469,592	—	719,057

Comprehensive income:
Net income	—	—	—	—	20,818	—	20,818
Other comprehensive income, net of tax:
Unrealized gain on investments	—	—	—	787	—	—	787

Total comprehensive income				787	20,818		21,605
Purchase of treasury stock	—	—	—	—	—	(7,000)	(7,000)
Retirement of treasury stock	(400)	—	(7,000)	—	—	7,000	—
Employee stock grants and employee stock plan purchases	752	1	20,473	—	—	—	20,474
Tax benefit from employee stock compensation	—	—	937	—	—	—	937

Balance at December 31, 2011	45,815	$46	$266,022	$(1,405)	$490,410	$—	$755,073

(1)	All applicable share and per-share amounts reflect the retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Operating activities:
Net income	$20,818	$54,970	$30,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,383	60,765	38,110
Deferred income taxes	13,836	(4,092)	(1)
Stock-based compensation	17,052	9,531	7,485
Non-cash interest on convertible senior notes	5,512	5,114	4,782
Impairment of goodwill and intangible assets	64,575	—	—
Gain on purchase of convertible senior notes	—	—	(1,532)
Amortization of premium/discount on investments	7,242	2,029	—
Amortization of deferred financing costs	2,818	1,780	1,872
Gain on acquisition	(1,676)	—	—
Unrealized gain on trading securities	—	(4,170)	(3,394)
Loss on rights agreement	—	3,807	3,100
Tax deficiency from employee stock compensation	(714)	(968)	(749)
Changes in operating assets and liabilities:
Receivables	352	(7,539)	(8,092)
Prepaid expenses and other current assets	3,308	(12,034)	383
Medical claims and benefits payable	48,120	34,363	22,874
Accounts payable and accrued liabilities	2,778	40,482	(26,467)
Deferred revenue	(8,154)	(41,899)	88,181
Income taxes	(24,855)	19,258	(2,049)

Net cash provided by operating activities	225,395	161,397	155,371

Investing activities:
Purchases of equipment	(60,581)	(48,538)	(35,870)
Purchases of investments	(345,968)	(302,842)	(186,764)
Sales and maturities of investments	302,667	223,077	204,365
Net cash paid in business combinations	(84,253)	(130,743)	(11,294)
Increase in deferred contract costs	(42,830)	(29,319)	—
(Increase) decrease in restricted investments	(4,064)	(5,566)	1,928
Change in other noncurrent assets and liabilities	(1,898)	5,108	(10,078)

Net cash used in investing activities	(236,927)	(288,823)	(37,713)

Financing activities:
Amount borrowed under term loan	48,600	—	—
Amount borrowed under credit facility	—	105,000	—
Proceeds from common stock offering, net of issuance costs	—	111,131	—
Repayment of amount borrowed under credit facility	—	(105,000)	—
Treasury stock purchases	(7,000)	—	(27,712)
Purchase of convertible senior notes	—	—	(9,653)
Credit facility fees paid	(1,125)	(1,671)	—
Proceeds from employee stock plans	7,347	4,056	2,015
Excess tax benefits from employee stock compensation	1,651	295	31

Net cash provided by (used in) financing activities	49,473	113,811	(35,319)

Net increase (decrease) in cash and cash equivalents	37,941	(13,615)	82,339
Cash and cash equivalents at beginning of period	455,886	469,501	387,162

Cash and cash equivalents at end of period	$493,827	$455,886	$469,501

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$54,663	$18,299	$23,480

Interest	$11,399	$10,951	$8,205

Schedule of non-cash investing and financing activities:
Retirement of treasury stock	$7,000	$—	$48,102

Details of business combinations:
Increase in fair value of assets acquired	$(81,256)	$(159,916)	$(34,594)
(Decrease) increase in fair value of liabilities assumed	(1,045)	24,450	—
Release of deposit	—	—	18,000
(Decrease) increase in payable to seller	(1,952)	4,723	5,300

Net cash paid in business combinations	$(84,253)	$(130,743)	$(11,294)

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Organization and Operations

Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals and to assist state agencies in their administration of the Medicaid program.

Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. As of December 31, 2011, these health plans served approximately 1.7 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.

On February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan’s existing contract with the state will expire without renewal on June 30, 2012. In connection with this notification, we recorded a non-cash impairment charge of approximately $64.6 million, or $1.34 per diluted share. Most of the impairment charge is not tax deductible, resulting in a disproportionate impact to net income. For the year ended December 31, 2011, our Missouri health plan contributed premium revenue of $229.6 million, or 5% of total premium revenue, and comprised 79,000 members, or 4.7% of total Health Plans segment membership. For further discussion of the impairment charge, see Note 2, “Significant Accounting Policies.”

Our Molina Medicaid Solutions segment, which we acquired during the second quarter of 2010, provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.

On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement Medicaid Management Information System, or MMIS, to another firm. Our revenue under the Louisiana MMIS contract from May 1, 2010, the date we acquired Molina Medicaid Solutions, through December 31, 2010, was approximately $32 million. For the year ended December 31, 2011, our revenue under the Louisiana MMIS contract was approximately $57 million. We expect that we will continue to perform under this contract through implementation and acceptance of the successor MMIS. Based upon our past experience and our knowledge of the Louisiana MMIS bid process, we believe that implementation and acceptance of the successor MMIS will not occur until 2014 at the earliest. Through implementation and acceptance of the successor MMIS we expect to recognize between $45 million and $50 million in revenue annually under our Louisiana MMIS contract.

Consolidation and Presentation

The consolidated financial statements include the accounts of Molina Healthcare, Inc. and all majority owned subsidiaries. See Note 18, “Commitments and Contingencies,” for the discussion of a financing arrangement classified as a variable interest entity that is included in our consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for periods subsequent to their acquisition.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include:

•	Health plan contractual provisions that may limit revenue based upon the costs incurred or the profits realized under a specific contract;

•	Health plan quality incentives that allow us to recognize incremental revenue if certain quality standards are met;

•	The determination of medical claims and benefits payable of our Health Plans segment;

•	The determination of allowances for uncollectible accounts;

•	The valuation of certain investments;

•	Settlements under risk or savings sharing programs;

•	The assessment of deferred contract costs, deferred revenue, long-lived and intangible assets, and goodwill for impairment;

•	The determination of professional and general liability claims, and reserves for potential absorption of claims unpaid by insolvent providers;

•	The determination of reserves for the outcome of litigation;

•	The determination of valuation allowances for deferred tax assets; and

•	The determination of unrecognized tax benefits.

Adjustments and Reclassifications

We have adjusted all applicable share and per-share amounts to reflect the retroactive effects of the three-for-two stock split in the form of a stock dividend that was effective May 20, 2011.

We have reclassified certain prior year balance sheet amounts to conform to the 2011 presentation.

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

In general, our available-for-sale securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. Our auction rate securities are classified as non-current assets. For comprehensive discussions of the fair value and classification of our current and non-current investments, including auction rate securities, see Note 5, “Fair Value Measurements,” Note 6, “Investments” and Note 10, “Restricted Investments.”

Receivables

Receivables consist primarily of amounts due from the various states in which we operate, and are subject to potential retroactive adjustment. Because such receivables are readily determinable and our creditors are primarily state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. See Note 7, “Receivables.” Additionally, we cede 100% of the financial responsibility for Medicare members covered by our Wisconsin health plan to third a party health reinsurer. In connection with the arrangement, as of December 31, 2011, we have recorded a receivable from the third party reinsurer of $3.0 million along with a corresponding current liability of $3.0 million.

Property, Equipment, and Capitalized Software

Property and equipment are stated at historical cost. Replacements and major improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Furniture and equipment are generally depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Software developed for internal use is capitalized. Software is generally amortized over its estimated useful life of three years. Leasehold improvements are amortized over the term of the lease, or over their useful lives from five to 10 years, whichever is shorter. Buildings are depreciated over their estimated useful lives of 25 to 31.5 years. See Note 8, “Property, Equipment, and Capitalized Software.”

As discussed below, the costs associated with certain of our Molina Medicaid Solutions segment equipment and software are capitalized and recorded as deferred contract costs. Such costs are amortized on a straight-line basis over the shorter of the useful life or the contract period.

Depreciation and Amortization

Depreciation and amortization related to our Health Plans segment is all recorded in “Depreciation and Amortization” in the consolidated statements of income. Amortization related to our Molina Medicaid Solutions segment is recorded within three different headings in the consolidated statements of income as follows:

•	Amortization of purchased intangibles relating to customer relationships is reported as amortization within the heading “Depreciation and Amortization;”

•	Amortization of purchased intangibles relating to contract backlog is recorded as a reduction of “Service Revenue;” and

•	Amortization of capitalized software is recorded within the heading “Cost of Service Revenue.”

The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of service revenue, or as cost of service revenue.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software	$30,864	$27,230	$25,172
Amortization of intangible assets	19,826	18,474	12,938

Depreciation and amortization reported as such in the consolidated statements of income	50,690	45,704	38,110
Amortization recorded as reduction of service revenue	6,822	8,316	—
Amortization of capitalized software recorded as cost of service revenue	16,871	6,745	—

Total	$74,383	$60,765	$38,110

Long-Lived Assets, including Intangible Assets

Long-lived assets comprise primarily property, equipment, capitalized software and intangible assets. Finite-lived, separately-identifiable intangible assets are acquired in business combinations and are assets that represent future expected benefits but lack physical substance (such as purchased contract rights and provider contracts). Intangible assets are initially recorded at their fair values and are then amortized on a straight-line basis over their expected useful lives, generally between one and 15 years.

Identifiable intangible assets associated with Molina Medicaid Solutions are classified as either contract backlog or customer relationships as follows:

•	The contract backlog intangible asset comprises all contractual cash flows anticipated to be received during

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

•

The customer relationship intangible asset comprises all contractual cash flows that are anticipated to be received during the option periods of each specific contract as well as anticipated renewals of those contracts. The customer relationship intangible is amortized on a straight-line basis for each specific contract over periods generally ranging from four to nine years.

Our intangible assets are subject to impairment tests when events or circumstances indicate that a finite-lived intangible asset’s (or asset group’s) carrying value may not be recoverable. Consideration is given to a number of potential impairment indicators. For example, our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed as in the case of our Missouri health plan, described below.

Following the identification of any potential impairment indicators, to determine whether an impairment exists, we would compare the carrying amount of a finite-lived intangible asset with the undiscounted cash flows that are expected to result from the use of the asset or related group of assets. If it is determined that the carrying amount of the asset is not recoverable, the amount by which the carrying value exceeds the estimated fair value is recorded as an impairment.

On February 17, 2012, we received notification that our Missouri health plan’s existing contract with the state of Missouri will expire without renewal on June 30, 2012. In connection with this notification, we recorded a total non-cash impairment charge of $64.6 million in 2011, of which $6.1 million related to finite-lived intangible assets, and $58.5 million related to goodwill, discussed below. Because the existing contract expires without renewal on June 30, 2012, the impairment charge comprised substantially all intangible assets relating to contract rights and licenses, and provider networks recorded at the time of our acquisition of the Missouri health plan in 2007. As described in Note 19, “Segment Reporting,” the Missouri health plan is a component of our Health Plans segment. No impairment charges relating to long-lived assets, including intangible assets, were recorded in the years ended December 31, 2010, and 2009.

Goodwill

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

To determine whether goodwill is impaired, we perform an impairment test. We measure the fair values of our reporting units and compare them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired.

We estimate the fair values of our reporting units using discounted cash flows. To determine fair values, we must make assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value, and discount rates.

In connection with our Missouri health plan as described above, we recorded a non-cash impairment charge of $58.5 million in 2011. Because the existing contract expires without renewal on June 30, 2012, the impairment charge comprised all of the goodwill recorded at the time of our acquisition of the Missouri health plan in 2007. The goodwill impairment charge is not tax deductible. No impairment charges relating to goodwill were recorded in the years ended December 31, 2010, and 2009.

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

Receivable/Liability for Ceded Life and Annuity Contracts

We report a 100% ceded reinsurance arrangement for life insurance policies written and held by our wholly owned insurance subsidiary, Molina Healthcare Insurance Company, by recording a non-current receivable from the reinsurer with a corresponding non-current liability for ceded life and annuity contracts. See Note 22, “Subsequent Events.”

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

In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us. Such liabilities were not material at December 31, 2011, or December 31, 2010.

Premium Revenue

Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the year ended December 31, 2011 we received approximately 94% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies, Medicare and other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

The following table summarizes premium revenue by health plan for the periods indicated:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
California	$575,176	$506,871	$481,717
Florida	203,945	170,683	102,232
Michigan	662,127	630,134	557,421
Missouri	229,584	210,852	230,222
New Mexico	345,732	366,784	404,026
Ohio	988,896	860,324	803,521
Texas	409,295	188,716	134,860
Utah	287,290	258,076	207,297
Washington	823,323	758,849	726,137
Wisconsin(1)	69,596	30,033	—
Other	8,443	8,587	12,774

	$4,603,407	$3,989,909	$3,660,207

(1) We acquired the Wisconsin health plan on September 1, 2010.

For the year ended December 31, 2010, we received approximately 6% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.

Certain components of premium revenue are subject to accounting estimates. The components of premium revenue subject to estimation fall into two categories:

Contractual provisions that may limit revenue based upon the costs incurred or the profits realized under a specific contract. These are contractual provisions that require the health plan to return premiums to the extent that certain thresholds are not met. In some instances premiums are returned when medical costs fall below a certain percentage of gross premiums; or when administrative costs or profits exceed a certain percentage of gross premiums. In other instances, premiums are partially determined by the acuity of care provided to members (risk adjustment). To the extent that our expenses and profits change from the amounts previously reported (due to changes in estimates) our revenue earned for those periods will also change. In all of these instances our revenue is only subject to estimate due to the fact that the thresholds themselves contain elements (expense or profit) that are subject to estimate. While we have adequate experience and data to make sound estimates of our expenses or profits, changes to those estimates may be necessary, which in turn will lead to changes in our estimates of revenue. In general, a change in estimate relating to expense or profit would offset any related change in estimate to premium, resulting in no or small impact to net income. The following contractual provisions fall into this category:

•

California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At December 31, 2011, we recorded a liability of $1.0 million under the terms of these contract provisions.

•

Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At December 31, 2011, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.

•

New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premiums received by our New Mexico health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). The New Mexico health plan contract also contains certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At December 31, 2011, we had not recorded any liability under the terms of these contract provisions. In the fourth quarter of 2011, our New Mexico health plan entered into a contract amendment that more closely aligns the calculation of revenue with the methodology adopted under the Affordable Care Act. The contract amendment changed the calculation of the amount of revenue that may be recognized relative to medical costs, and resulted in the recognition of approximately $5.6 million of premium revenue which all related to periods prior to 2011.

•

Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. The rebates, if any, are calculated separately for the TANF/CHIP and ABD products. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had an aggregate liability of approximately $0.7 million accrued pursuant to our profit-sharing agreement with the state of Texas at December 31, 2011.

•

Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a receivable of approximately $5.0 million for anticipated Medicare risk adjustment premiums at December 31, 2011.

Quality incentives that allow us to recognize incremental revenue if certain quality standards are met. These are contract provisions that allow us to earn additional premium revenue in certain states if we achieve certain quality-of-care or administrative measures. We estimate the amount of revenue that will ultimately be realized for the periods presented based on our experience and expertise in meeting the quality and administrative measures as well as our ongoing and current monitoring of our progress in meeting those measures. The amount of the revenue that we will realize under these contractual provisions is determinable based upon that experience. The following contractual provisions fall into this category:

New Mexico Health Plan Quality Incentive Premiums: Under our contract with the state of New Mexico, incremental revenue of up to 0.75% of our total premium is earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care and administrative measures dictated by the state.

Ohio Health Plan Quality Incentive Premiums: Under our contract with the state of Ohio, incremental revenue of up to 1% of our total premium is earned if certain performance measures are met. Effective February 1, 2010 through June 30, 2011, we are eligible to earn additional incremental revenue of up to 0.25% of our total premium if we meet certain pharmacy specific performance measures. These performance measures are generally linked to various quality-of-care measures dictated by the state.

Texas Health Plan Quality Incentive Premiums: Under our contract with the state of Texas, incremental revenue of up to 1% of our total premium may be earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures established by the state. The time period for the assessment of these performance measures previously followed the state’s fiscal year, but effective January 1, 2011, it follows the calendar year. The state of Texas has notified us that it has discontinued the program for the 2011 calendar year.

Wisconsin Health Plan Quality Incentive Premiums: Under our contract with the state of Wisconsin, effective beginning in 2011, up to 3.25% of the premium is withheld by the state. The withheld premiums can be earned by the health plan by meeting certain performance measures. These performance measures are generally linked to various quality-of-care measures dictated by the state.

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of December 31, 2011 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,271	$1,558	$378	$1,936	$345,732
Ohio	10,212	8,363	3,501	11,864	988,896
Texas	—	—	—	—	409,295
Wisconsin	1,705	542	—	542	69,596

	$14,188	$10,463	$3,879	$14,342	$1,813,519

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2010
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,581	$1,311	$579	$1,890	$366,784
Ohio	9,881	3,114	(1,248)	1,866	860,324
Texas	1,771	1,771	—	1,771	188,716

	$14,233	$6,196	$(669)	$5,527	$1,415,824

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2009
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,378	$1,097	$(171)	$926	$404,026
Ohio	7,040	5,715	937	6,652	803,521
Texas	1,322	1,322	—	1,322	134,860

	$10,740	$8,134	$766	$8,900	$1,342,407

Medical Care Costs

Expenses related to medical care services are captured in the following four categories:

•

Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. Most hospitals are paid on a fee-for-service basis in a variety of ways, including per diem amounts, diagnostic-related groups or DRGs, percent of billed charges, and case rates. As discussed below, we also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit managers are included in fee-for-service costs.

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

•

Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, 24-hour on-call nurses, and a portion of our information technology costs. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2011, 2010, and 2009, medically related administrative costs were approximately $102.3 million, $85.5 million, and $74.6 million, respectively.

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands, except PMPM amounts):

	xxxxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxx	xxxxxxxx
	Year Ended December 31,
	2011			2010			2009
			% of			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total	Amount	PMPM	Total
Fee-for-service	$2,764,309	$139.02	$71.6%	$2,360,858	$128.73	$70.0%	$2,077,489	$126.14	$65.4%
Capitation	518,835	26.09	13.4	555,487	30.29	16.5	558,538	33.91	17.6
Pharmacy	418,007	21.02	10.8	325,935	17.77	9.7	414,785	25.18	13.1
Other	158,843	8.00	4.2	128,577	7.01	3.8	125,424	7.62	3.9

Total	$3,859,994	$194.13	$100.0%	$3,370,857	$183.80	$100.0%	$3,176,236	$192.85	$100.0%

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

Premium Deficiency Reserves on Loss Contracts

We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was recorded as of December 31, 2011, or 2010.

Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment

The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation, or DDI, of a Medicaid Management Information System, or MMIS. An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing, or BPO arrangement. While providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support and maintenance. We have evaluated our Molina Medicaid Solutions contracts to determine if such arrangements include a software element. Based on this evaluation, we have concluded that these arrangements do not include a software element. As such, we have concluded that our Molina Medicaid Solutions contracts are multiple-element service arrangements under the scope of FASB Accounting Standards Codification Subtopic 605-25, Revenue Recognition –– Multiple–Element Arrangements, and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition.

Effective January 1, 2011, we adopted a new accounting standard that amends the guidance on the accounting for multiple-element arrangements. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting which is generally based on whether the deliverable has standalone value to the customer. In addition to standalone value, previous guidance also required objective and reliable evidence of fair value of a deliverable in order to treat the deliverable as a separate unit of accounting. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent. We have adopted this guidance on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. Our adoption of this guidance has not impacted the timing or pattern of our revenue recognition in 2011. Also, there would have been no change in revenue recognized relating to multiple-element arrangements if we had adopted this guidance retrospectively for contracts entered into prior to January 1, 2011.

We have concluded that the various service elements in our Molina Medicaid Solutions contracts represent a single unit of accounting due to the fact that DDI, which is the only service performed in advance of the other services (all other services are performed over an identical period), does not have standalone value because our DDI services are not sold separately by any vendor and the customer could not resell our DDI services. Further, we have no objective and reliable evidence of fair value for any of the individual elements in these contracts, and at no point in the contract will we have objective and reliable evidence of fair value for the undelivered elements in the contracts. For contracts entered into prior to January 1, 2011, objective and reliable evidence of fair value would be required, in addition to DDI standalone value which we do not have, in order to treat DDI as a separate unit of accounting. We lack objective and reliable evidence of the fair value of the individual elements of our Molina Medicaid Solutions contracts for the following reasons:

•

Each contract calls for the provision of its own specific set of services. While all contracts support the system of record for state MMIS, the actual services we provide vary significantly between contracts; and

•	The nature of the MMIS installed varies significantly between our older contracts (proprietary mainframe systems) and our new contracts (commercial off-the-shelf technology solutions).

Because we have determined the service provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, and because we are unable to determine a pattern of performance of services during the contract period, we recognize revenue associated with such contracts on a straight-line basis over the period during which BPO, hosting, and support and maintenance services are delivered.

Provisions specific to each contract may, however, lead us to modify this general principle. In those circumstances, the right of the state to refuse acceptance of services, as well as the related obligation to compensate us, may require us to delay recognition of all or part of our revenue until that contingency (the right of the state to refuse acceptance) has been removed. In those circumstances we defer recognition of any contingent revenue (whether DDI, BPO services, hosting, and support and maintenance services) until the contingency has been removed. These types of contingency features are present in our Maine and Idaho contracts. We began to recognize revenue associated with our Maine contract upon state acceptance in September 2010. In Idaho, we will begin recognition of revenue upon state acceptance.

Costs associated with our Molina Medicaid Solutions contracts include software related costs and other costs. With respect to software related costs, we apply the guidance for internal-use software and capitalize external direct costs of materials and services consumed in developing or obtaining the software, and payroll and payroll-related costs associated with employees who are directly associated with and who devote time to the computer software project. With respect to all other direct costs, such costs are expensed as incurred, unless corresponding revenue is being deferred. If revenue is being deferred, direct costs relating to delivered service elements are deferred as well and are recognized on a straight-line basis over the period of revenue recognition, in a manner consistent with our recognition of revenue that has been deferred. Such direct costs can include:

•	Transaction processing costs

•	Employee costs incurred in performing transaction services

•	Vendor costs incurred in performing transaction services

•	Costs incurred in performing required monitoring of and reporting on contract performance

•	Costs incurred in maintaining and processing member and provider eligibility

•	Costs incurred in communicating with members and providers

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

We are currently deferring recognition of all revenue as well as all direct costs (to the extent that such costs are estimated to be recoverable) in Idaho until the MMIS in that state receives certification from CMS. For the year ended December 31, 2011, cost of service revenue includes $11.5 million of direct costs associated with the Idaho contract that would otherwise have been recorded as deferred contract costs. In assessing the recoverability of the deferred contract costs associated with the Idaho contract at December 31, 2011, we determined that these costs should be expensed as a period cost.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Funds Prime Series — Institutional Class, and the PFM Funds Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. As of December 31, 2011, and 2010, our investments with PFM totaled $209 million and $327 million, respectively. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our health plan subsidiaries operate.

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

At December 31, 2011, we operated health plans in 10 states, primarily as a direct contractor with the states, and in Los Angeles County, California, as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. Our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

Goodwill Impairment Testing. The FASB issued the following guidance which modifies goodwill impairment testing.

•

ASU No. 2011-08, Intangibles—Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment, a consensus of the FASB Emerging Issues Task Force. This guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this guidance to impact our consolidated financial position, results of operations, or cash flows.

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

3. Earnings per Share

The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
	(In thousands)
Shares outstanding at the beginning of the period	45,463	38,410	40,088
Weighted-average number of shares issued under equity offering	—	2,506	—
Weighted-average number of shares purchased	(160)	—	(1,482)
Weighted-average number of shares issued under employee stock plans	453	258	159

Denominator for basic earnings per share	45,756	41,174	38,765
Dilutive effect of employee stock options and stock grants(1)	669	457	211

Denominator for diluted earnings per share(2)	46,425	41,631	38,976

(1)

Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the years ended December 31, 2011, 2010, and 2009 there were approximately 137,000, 478,000 and 620,000 antidilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the years ended December 31, 2011, 2010, and 2009, anti-dilutive restricted shares were insignificant.

(2)

Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the years ended December 31, 2011, 2010, and 2009.

4. Business Combinations

Molina Center

On December 7, 2011, our wholly owned subsidiary Molina Center LLC closed on its acquisition of the 460,000 square foot office building located in Long Beach, California. The building, or Molina Center, consists of two conjoined fourteen-story office towers on approximately five acres of land. For the last several years we have leased approximately 155,000 square feet of the Molina Center for use as our corporate headquarters and also for use by our California health plan subsidiary. The final purchase price was $81 million, which amount was paid with a combination of cash on hand and bank financing under a term loan agreement (see Note 12, “Long-Term Debt”). This business combination included the acquisition of the business interests associated with the Molina Center, such as leases to third-party tenants in place as of the acquisition date, and the day-to-day management and operations of the Molina Center. We acquired this business primarily to facilitate space needs for the projected future growth of the Company.

We have recorded $0.5 million in rental income in 2011 since the acquisition date. We incurred approximately $2.3 million and $0.2 million in transaction costs relating to this acquisition in 2011 and 2010, respectively, recorded to general and administrative expenses. Additionally, we recorded $0.6 million in deferred loan costs that are being amortized over the seven-year term of the loan.

Recording of assets acquired: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the acquisition-date fair values of the assets acquired as of December 7, 2011 (in thousands):

September 30,
Allocation of purchase price:
Building and improvements	$43,116
Land	10,570
Identifiable intangible assets	28,990

82,676
Less fair value of total consideration:
Cash paid	32,400
Term loan	48,600

Gain on acquisition	$1,676

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Results that differ from the estimates and judgments used to determine the estimated fair value assigned to each class of assets acquired, as well as asset lives, can materially impact our results of operations.

Building and improvements: The fair value of the building amounted to $42.9 million, and will be amortized over a remaining useful life of 25 years. The fair value of improvements amounted to $0.2 million, to be amortized over a remaining useful life of 5 years.

Identifiable intangible assets: The fair value of the identifiable intangible assets we acquired amounted to $29.0 million, and was attributable to the value assigned to in-place leases of the Molina Center as of the acquisition date. This intangible asset has a weighted average useful life of 6.4 years. Accumulated amortization was approximately $0.4 million as of December 31, 2011, which reflects total amortization recorded since the acquisition date. For identifiable intangible assets recorded as of December 31, 2011, we expect to record amortization in future years as follows — 2012: $5.7 million, 2013: $5.6 million, 2014: $3.8 million, 2015: $3.5 million, and 2016: $3.1 million.

Gain on acquisition: In this acquisition, the fair value of the assets acquired exceeded the fair value of the total consideration paid by $1.7 million, resulting in a bargain purchase gain. This gain was recorded to general and administrative expenses in the accompanying consolidated income statement.

Wisconsin Health Plan

On September 1, 2010, we acquired 100% of the voting equity interests in Avatar Partners, LLC, which was the sole shareholder of Abri Health Plan, Inc., a Medicaid managed care organization based in Milwaukee, Wisconsin. Based on the final membership reconciliation performed in the first quarter of 2011, the final purchase price increased to $16.8 million as of December 31, 2011, from $15.5 million as of December 31, 2010. The $1.3 million increase was recorded to goodwill in 2011.

Additionally, we recorded a $2.8 million liability for contingent consideration in December 2010, based on an estimate of the Wisconsin health plan’s minimum surplus requirements as of February 1, 2011. This liability was measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 in the fair value measurement hierarchy. In 2011, we determined that there was no liability for contingent consideration. The following table presents a roll forward of this liability for 2011:

September 30,
Fair Value
Hierarchy Level 3
(In thousands)
Balance at December 31, 2010	$(2,800)
Total gains included in earnings	2,800

Balance at December 31, 2011	$—

Molina Medicaid Solutions

On May 1, 2010, we acquired Molina Medicaid Solutions, previously an operating unit of Unisys Corporation for a purchase price of $131.3 million. Molina Medicaid Solutions provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems. In the first quarter of 2011, we recorded a $1.0 million reduction to goodwill to adjust certain acquisition date accruals as a result of information obtained regarding facts and circumstances that existed as of the acquisition date.

Florida Health Plan

On December 31, 2009, we acquired 100% of the voting equity interests in Florida NetPASS, LLC, or NetPASS. The final purchase price for this acquisition totalled $29.6 million. In 2010 we entered into arbitration with the sellers of NetPASS regarding certain alleged breaches of contract. That arbitration was settled prior to final hearing in December 2011 for $4.1 million paid to the sellers. This amount is recorded to general and administrative expenses in the accompanying consolidated income statements.

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

As described in Note 12, “Long-Term Debt,” the carrying amount of the convertible senior notes was $169.5 million and $164.0 million as of December 31, 2011 and 2010, respectively. Based on quoted market prices, the fair value of the convertible senior notes was approximately $192.0 million and $188.4 million as of December 31, 2011 and 2010, respectively. The carrying value of the term loan approximates fair value because of the short period of time between the loan origination date of December 7, 2011 and December 31, 2011.

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

•

Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions: We hold investments in auction rate securities which are designated as available-for-sale, and are reported at fair value of $16.1 million (par value of $19.0 million) as of December 31, 2011. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government. We continued to earn interest on substantially all of these auction rate securities as of December 31, 2011. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, 2009, and 2010, and continued to be unavailable as of December 31, 2011. To estimate the fair value of these securities, we used pricing models that included factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. The estimated values of these securities were also compared, when possible, to valuation data with respect to similar securities held by other parties. We concluded that these estimates, given the lack of market available pricing, provided a reasonable basis for determining the fair value of the auction rate securities as of December 31, 2011. For our investments in auction rate securities, we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost.

As a result of changes in the fair value of auction rate securities designated as available-for-sale, we recorded pretax unrealized gains of $1.2 million and pretax unrealized losses of $0.2 million to accumulated other comprehensive loss for the year ended December 31, 2011, and 2010, respectively. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

Until July 2, 2010, we held certain auction rate securities (designated as trading securities) with an investment securities firm. In 2008, we entered into a rights agreement with this firm that (1) allowed us to exercise rights (the “Rights”) to sell the eligible auction rate securities at par value to this firm between June 30, 2010 and July 2, 2012, and (2) gave the investment securities firm the right to purchase the auction rate securities from us any time after the agreement date as long as we received the par value. On June 30, 2010, and July 1, 2010, all of the eligible auction rate securities remaining at that time were settled at par value. During 2010, the aggregate auction rate securities (designated as trading securities) settled amounted to $40.9 million par value (fair value $36.7 million). Substantially all of the difference between par value and fair value on these securities was recovered through the rights agreement. For the year ended December 31, 2010, we recorded pretax gains of $4.2 million on the auction rate securities underlying the Rights.

We accounted for the Rights as a freestanding financial instrument and, until July 2, 2010, recorded the value of the Rights under the fair value option. For the year ended December 31, 2010, we recorded pretax losses of $3.8 million on the Rights, attributable to the decline in the fair value of the Rights. When the remaining eligible auction rate securities were sold at par value on July 1, 2010, the value of the Rights was zero.

Our assets measured at fair value on a recurring basis at December 31, 2011, were as follows:

	September 30,	September 30,	September 30,	September 30,
	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$231,634	$—	$231,634	$—
Government-sponsored enterprise securities (GSEs)	33,949	33,949	—	—
Municipal securities	47,313	—	47,313	—
U.S. treasury notes	21,748	21,748	—	—
Auction rate securities	16,134	—	—	16,134
Certificates of deposit	2,272	—	2,272	—

	$353,050	$55,697	$281,219	$16,134

Our assets measured at fair value on a recurring basis at December 31, 2010, were as follows:

	September 30,	September 30,	September 30,	September 30,
	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$177,929	$—	$177,929	$—
Government-sponsored enterprise securities (GSEs)	59,713	59,713	—	—
Municipal securities	30,563	—	30,563	—
U.S. treasury notes	23,918	23,918	—	—
Auction rate securities	20,449	—	—	20,449
Certificates of deposit	3,252	—	3,252	—

	$315,824	$83,631	$211,744	$20,449

In prior periods we reported our investments in corporate debt securities, municipal securities and certificates of deposit in Level 1. As a result of analysis of the characteristics of our financial instruments in 2011, we have determined that these investments should be reported in Level 2, and have reclassified the tabular disclosure accordingly.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

September 30,
(Level 3)
(In thousands)
Balance at December 31, 2010	$20,449
Total gains (unrealized only):
Included in other comprehensive income	1,235
Settlements	(5,550)

Balance at December 31, 2011	$16,134

The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at December 31, 2011	$483

Our assets measured at fair value on a non-recurring basis in 2011, consisted of the goodwill and intangible assets associated with the acquisition of our Missouri health plan in 2007. As described in Note 1, “Basis of Presentation – Organization and Operations” we recorded a non-cash impairment charge of $64.6 million related to the loss of our Missouri health plan’s existing contract with the state of Missouri. To arrive at this impairment charge, we conducted fair value measurements of the goodwill and intangible assets of our Missouri health plan. We used Level 3 inputs in applying an income approach to determining the fair value of these assets.

6. Investments

The following tables summarize our investments as of the dates indicated:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Corporate debt securities	$231,407	$442	$215	$231,634
GSEs	33,912	46	9	33,949
Municipal securities	47,099	232	18	47,313
U.S. treasury notes	21,627	121	—	21,748
Auction rate securities	19,000	—	2,866	16,134
Certificates of deposit	2,272	—	—	2,272

	$355,317	$841	$3,108	$353,050

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Corporate debt securities	$177,692	$419	$182	$177,929
GSEs	59,386	353	26	59,713
Municipal securities	30,483	111	31	30,563
U.S. treasury notes	23,836	118	36	23,918
Auction rate securities	24,550	—	4,101	20,449
Certificates of deposit	3,252	—	—	3,252

	$319,199	$1,001	$4,376	$315,824

The contractual maturities of our investments as of December 31, 2011 are summarized below:

	September 30,	September 30,
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$183,607	$183,775
Due one year through five years	153,210	153,573
Due after ten years	18,500	15,702

	$355,317	$353,050

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales and maturities of available-for-sale securities were $302.7 million, $182.3 million, and $201.9 million for the year ended December 31, 2011, 2010, and 2009, respectively. Net realized investment gains for the year ended December 31, 2011, 2010, and 2009 were $367,000, $110,000, and $267,000, respectively.

We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities, we have determined that unrealized gains and losses at December 31, 2011, and 2010, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

As described in Note 5, “Fair Value Measurements,” the unrealized losses on our auction rate securities were caused primarily by the illiquidity in the auction markets. Because the decline in market value is not due to the credit quality of the issuers, and because we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their cost, we do not consider the auction rate securities that are designated as available-for-sale to be other-than-temporarily impaired at December 31, 2011.

The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate debt securities	$72,766	$215	$—	$—	$72,766	$215
GSEs	11,493	9	—	—	11,493	9
Municipal securities	12,033	18	—	—	12,033	18
Auction rate securities	—	—	16,134	2,866	16,134	2,866

	$96,292	$242	$16,134	$2,866	$112,426	$3,108

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate debt securities	$55,578	$167	$1,848	$14	$57,426	$181
GSEs	7,244	26	—	—	7,244	26
Municipal securities	12,629	31	—	—	12,629	31
Auction rate securities	—	—	20,449	4,101	20,449	4,101
U.S. treasury notes	3,414	37	—	—	3,414	37

	$78,865	$261	$22,297	$4,115	$101,162	$4,376

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

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Health Plans segment:
California	$22,175	$46,482
Michigan	8,864	13,596
Missouri	27,092	22,841
New Mexico	9,350	18,310
Ohio	27,458	21,622
Texas	1,608	1,221
Utah	2,825	1,589
Washington	15,006	14,486
Wisconsin	4,909	5,437
Others	2,489	2,377

Total Health Plans segment	121,776	147,961
Molina Medicaid Solutions segment	46,122	20,229

	$167,898	$168,190

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

8. Property, Equipment, and Capitalized Software

A summary of property and equipment is as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Land	$14,094	$3,524
Building and improvements	109,789	49,735
Furniture and equipment	79,112	60,074
Capitalized software	116,389	90,003

	319,384	203,336

Less: accumulated depreciation and amortization on building and improvements, furniture and equipment	(65,518)	(54,341)
Less: accumulated amortization for capitalized software	(62,932)	(48,458)

	(128,450)	(102,799)

Property, equipment, and capitalized software, net	$190,934	$100,537

Depreciation recognized for building and improvements, and furniture and equipment was $17.5 million, $13.9 million, and $11.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of capitalized software was $30.2 million, $20.1 million, and $14.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Molina Center

As described in Note 4, “Business Combinations,” we acquired the Molina Center in December 2011. As of December 31, 2011, the carrying amount of the building was $42.9 million, and accumulated depreciation was insignificant. Future minimum rentals on noncancelable leases are as follows:

September 30,
(In thousands)
2012	$5,943
2013	6,053
2014	4,395
2015	4,545
2016	4,749
Thereafter	32,310

Total minimum future rentals	$57,995

9. Goodwill and Intangible Assets

Other intangible assets are amortized over their useful lives ranging from one to 15 years. The weighted average amortization period for contract rights and licenses is approximately 10 years, for customer relationships is approximately 5 years, for backlog is approximately 2 years, and for provider networks is approximately 10 years. Based on the balances of our identifiable intangible assets as of December 31, 2011, we estimate that our intangible asset amortization will be $22.2 million in 2012, $21.6 million in 2013, $16.9 million in 2014, $9.7 million in 2015, and $8.8 million in 2016. The following table provides the details of identified intangible assets, by major class, for the periods indicated. As described in Note 2, “Significant Accounting Policies,” we recorded impairment charges to goodwill and intangible assets amounting to $58.5 million and $6.1 million, respectively, for the year ended December 31, 2011. For a description of our goodwill and intangible assets by reportable segment, refer to Note 19, “Segment Reporting.”

	September 30,	September 30,	September 30,
	Cost	Accumulated Amortization	Net Balance
	(In thousands)
Intangible assets:
Contract rights and licenses	$140,242	$69,515	$70,727
Customer relationships	24,550	8,546	16,004
Contract backlog	23,600	15,139	8,461
Provider networks	11,990	5,386	6,604

Balance at December 31, 2011	$200,382	$98,586	$101,796

Intangible assets:
Contract rights and licenses	$121,017	$64,201	$56,816
Customer relationships	24,550	3,418	21,132
Contract backlog	23,600	8,316	15,284
Provider networks	18,525	6,257	12,268

Balance at December 31, 2010	$187,692	$82,192	$105,500

The changes in the carrying amount of goodwill and indefinite-lived intangible assets were as follows (in thousands):

September 30,
Balance as of December 31, 2010	$212,228
Impairment of Missouri health plan goodwill	(58,530)
Goodwill adjustments relating to the acquisitions of Molina Medicaid Solutions and the Wisconsin health plan	256

Balance at December 31, 2011	$153,954

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

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
California	$372	$372
Florida	5,198	4,508
Insurance Company	4,711	4,689
Michigan	1,000	1,000
Missouri	504	508
New Mexico	15,905	15,881
Ohio	9,078	9,066
Texas	3,518	3,501
Utah	2,895	1,279
Washington	151	151
Wisconsin	—	260
Other	2,832	885

	$46,164	$42,100

The contractual maturities of our held-to-maturity restricted investments as of December 31, 2011 are summarized below.

	September 30,	September 30,
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$36,900	$36,909
Due one year through five years	9,264	9,307

	$46,164	$46,216

11. Medical Claims and Benefits Payable

The following table presents the components of the change in our medical claims and benefits payable for the years ended December 31, 2011 and 2010. The negative amounts displayed for “Components of medical care costs related to: Prior years” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(Dollars in thousands, except per-member amounts)
Balances at beginning of year	$354,356	$315,316
Balance of acquired subsidiary	—	3,228
Components of medical care costs related to:
Current year	3,911,803	3,420,235
Prior years	(51,809)	(49,378)

Total medical care costs	3,859,994	3,370,857

Payments for medical care costs related to:
Current year	3,516,994	3,085,388
Prior years	294,880	249,657

Total paid	3,811,874	3,335,045

Balances at end of year	$402,476	$354,356

Benefit from prior years as a percentage of:
Balance at beginning of year	14.6%	15.7%
Premium revenue	1.1%	1.2%
Total medical care costs	1.3%	1.5%

We recognized a benefit from prior period claims development in the amount of $51.8 million for the year ended December 31, 2011. This amount represents our estimate as of December 31, 2011 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2010 exceeded the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2010 was due primarily to the following factors:

•	We overestimated the impact of a buildup in claims inventory in Ohio.

•	We overestimated the impact of the settlement of disputed provider claims in California.

•

We underestimated the reduction in outpatient facility claims costs as a result of a fee schedule reduction in New Mexico effective November 2010, partially offsetting the impact of the two items above.

We recognized a benefit from prior period claims development in the amount of $49.4 million for the year ended 2010. This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2009. The overestimation of claims liability at December 31, 2009 was the result of the following factors:

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

In estimating our claims liability at December 31, 2011, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•	The increasing amount of claims recoveries in Texas.

•	Recent increases in inpatient utilization in Missouri, as well as a substantial increase in inpatient claims inventory.

•	A significant reduction to our outstanding claims recoveries in Ohio.

•	An increase to our aged blind and disabled membership in California.

•

Late enrollment of newborns, and hence late claims payments, in Michigan due to issues with the State’s administration system, which has disrupted the normal completion pattern for claims in that state.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2010 and 2011, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

12. Long-Term Debt

Maturities of long-term debt for the years ending December 31 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	2012	2013	2014	2015	2016	Thereafter
Convertible senior notes	$187,000	$—	$—	$187,000	$—	$—	$—
Term loan	48,600	1,197	1,155	1,206	1,259	1,309	42,474

	$235,600	$1,197	$1,155	$188,206	$1,259	$1,309	$42,474

Credit Facility

On September 9, 2011, we entered into a credit agreement for a $170 million revolving credit facility (the “Credit Facility”) with various lenders and U.S. Bank National Association, as LC Issuer, Swing Line Lender, and Administrative Agent. The Credit Facility will be used for general corporate purposes.

The Credit Facility has a term of five years under which all amounts outstanding will be due and payable on September 9, 2016. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $195 million. As of December 31, 2011 there was no outstanding principal balance under the Credit Facility. However, as of December 31, 2011, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho, which reduces the amount available under the Credit Facility.

Borrowings under the Credit Facility will bear interest based, at our election, on the base rate plus an applicable margin or the Eurodollar rate. The base rate is, for any day, a rate of interest per annum equal to the highest of (i) the prime rate of interest announced from time to time by U.S. Bank or its parent, (ii) the sum of the federal funds rate for such day plus 0.50% per annum and (iii) the Eurodollar rate (without giving effect to the applicable margin) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%. The Eurodollar rate is a reserve adjusted rate at which Eurodollar deposits are offered in the interbank Eurodollar market plus an applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee of 0.25% to 0.50% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Credit Facility. The initial commitment fee shall be set at 0.35% until our delivery of its financials for the year ended December 31, 2011. The applicable margins range between 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Eurodollar loans, in each case, based upon our leverage ratio.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, with the exception of certain of our real estate assets, and by a pledge of the capital stock or membership interests of our operating subsidiaries and health plans (with the exception of the California health plan).

The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 as of the end of each fiscal quarter and a fixed charge coverage ratio of not less than 1.75 to 1.00. At December 31, 2011, we were in compliance with all financial covenants under the Credit Facility.

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

In connection with our entrance into the Credit Facility, on September 9, 2011, we terminated our existing credit agreement with Bank of America, dated March 9, 2005, as amended to date, which had provided us with a $150 million revolving credit facility. As of December 31, 2011 and December 31, 2010, there was no outstanding principal balance under this credit agreement.

Term Loan

On December 7, 2011, our wholly owned subsidiary Molina Center LLC entered into a Term Loan Agreement, dated as of December 1, 2011, with various lenders and East West Bank, as Administrative Agent (the “Administrative Agent”). Pursuant to the terms of the Term Loan Agreement, Molina Center LLC borrowed the aggregate principal amount of $48.6 million to finance a portion of the $81 million purchase price for the acquisition of the approximately 460,000 square foot office building, or Molina Center, located in Long Beach, California.

The outstanding principal amount under the Term Loan Agreement bears interest at the rate of 4.25% per annum from the date of the closing of the loan through December 31, 2011, and at the Eurodollar rate for each Interest Period (as defined below) commencing January 1, 2012. The Eurodollar rate is a per annum rate of interest equal to the greater of (a) the rate that is published in the Wall Street Journal as the London interbank offered rate for deposits in United States dollars, for a period of one month, two business days prior to the commencement of an Interest Period, multiplied by a statutory reserve rate established by the Board of Governors of the Federal Reserve System, or (b) 4.25%. The loan matures on November 30, 2018, and is subject to a 25-year amortization schedule that commences on January 1, 2012.

The Term Loan Agreement contains customary representations, warranties, and financial covenants. In the event of a default as described in the Term Loan Agreement, the outstanding principal amount under the Term Loan Agreement will bear interest at a rate 5.00% per annum higher than the otherwise applicable rate. We have agreed to pay to the Administrative Agent a loan fee in the amount of $486,000 and an agency fee of $50,000. All amounts due under the Term Loan Agreement and related loan documents are secured by a security interest in the Molina Center in favor of and for the benefit of the Administrative Agent and the other lenders under the Term Loan Agreement.

Convertible Senior Notes

As of December 31, 2011, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances. Prior to July 2014, holders may convert their Notes only under the following circumstances:

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

The proceeds from the issuance of the Notes have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of December 31, 2011, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 33 months. The Notes’ if-converted value did not exceed their principal amount as of December 31, 2011. At December 31, 2011, the equity component of the Notes, net of the impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(17,474)	(22,986)

Net carrying amount	$169,526	$164,014

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$7,012	$7,012	$7,076
Amortization of the discount on the liability component	5,512	5,114	4,782

Total interest cost recognized	$12,524	$12,126	$11,858

13. Income Taxes

The provision for income taxes consisted of the following:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$28,336	$36,395	$9,421
State	1,639	2,144	(1,558)

Total current	29,975	38,539	7,863

Deferred:
Federal	14,028	(4,717)	1,924
State	(167)	700	(2,498)

Total deferred	13,861	(4,017)	(574)

Total provision for income taxes	$43,836	$34,522	$7,289

A reconciliation of the effective income tax rate to the statutory federal income tax rate is as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Taxes on income at statutory federal tax rate (35)%	$22,630	$31,323	$13,355
State income taxes, net of federal benefit	957	1,849	(2,637)
Benefit for unrecognized tax benefits	(396)	(57)	(3,315)
Nondeductible goodwill	20,485	—	—
Other	160	1,407	(114)

Reported income tax expense	43,836	34,522	7,289

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

During 2011, excess tax benefits from shared-based compensation were $937,000. This amount was recorded as a decrease to income taxes payable and an increase to additional paid-in capital. During 2010 and 2009, tax-related deficiencies on share-based compensation were $673,000 and $718,000, respectively. Such amounts were recorded as adjustments to income taxes payable with a corresponding decrease to additional paid-in capital.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of our deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Accrued expenses	$14,541	$12,618
Reserve liabilities	1,292	877
State taxes	(396)	(120)
Other accrued medical costs	2,051	2,126
Net operating losses	27	27
Unrealized gains	(316)	(254)
Unearned premiums	4,139	3,517
Prepaid expenses	(3,032)	(3,006)
Other, net	21	(69)

Deferred tax asset, net of valuation allowance — current	18,327	15,716

Accrued expenses	223	791
Reserve liabilities	3,015	3,071
State tax credit carryover	2,609	1,960
Net operating losses	2,694	1,362
Unrealized losses	1,176	1,559
Depreciation and amortization	(39,939)	(20,110)
Deferred compensation	7,904	6,829
Debt basis	(7,604)	(9,673)
Other, net	(278)	(830)
Valuation allowance	(2,927)	(1,194)

Deferred tax liability, net of valuation allowance — long term	(33,127)	(16,235)

Net deferred income tax liability	$(14,800)	$(519)

At December 31, 2011, we had federal and state net operating loss carryforwards of $397,000 and $57 million, respectively. The federal net operating loss begins expiring in 2018, and state net operating losses begin expiring in 2013. The utilization of the net operating losses is subject to certain limitations under federal law.

At December 31, 2011, we had California enterprise zone tax credit carryovers of $4 million which do not expire.

We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2011, $2.9 million of deferred tax assets did not satisfy the recognition criteria due to uncertainty regarding the realization of some of our state tax operating loss carryforwards. We increased our valuation allowance $1.7 million from $1.2 million at December 31, 2010 to $2.9 million as of December 31, 2011.

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

The rollforward of our unrecognized tax benefits is as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Gross unrecognized tax benefits at beginning of period	$(10,962)	$(4,128)	$(11,676)
Increases in tax positions for prior years	(137)	(6,891)	(3,748)
Decreases in tax positions for prior years	—	—	6,804
Settlements	—	—	4,355
Lapse in statute of limitations	387	57	137

Gross unrecognized tax benefits at end of period	$(10,712)	$(10,962)	$(4,128)

As of December 31, 2011, we had $10.7 million of unrecognized tax benefits of which $7.4 million, if fully recognized, would affect our effective tax rate. Approximately $8.4 million of the unrecognized tax benefits recorded at December 31, 2011 relate to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $8.9 million due the resolution to the state refund claim as well as the normal expiration of statute of limitations.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011, December 31, 2010, and December 31, 2009, we had accrued $65,000, $82,000, and $75,000, respectively, for the payment of interest and penalties.

We may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2008 through 2011. We are under examination, or may be subject to examination, in certain state and local jurisdictions, with the major jurisdictions being California, Missouri, and Michigan, for the years 2004 through 2011. Our subsidiary, HCLB, entered into a closing agreement with the IRS in December 2009 that successfully concluded with certainty the IRS examination of HCLB for the year ended May 2006.

14. Stockholders’ Equity

Securities Repurchase Program. Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014 (see Note 12, “Long-Term Debt”). The repurchase program will be funded with working capital or the Company’s credit facility, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time. No securities were purchased under this program in 2011.

In late July 2011, our board of directors approved a stock repurchase program of up to $7.0 million, to be used to purchase shares of our common stock under a Rule 10b5-1 trading plan. Under this program, we purchased approximately 400,000 shares of our common stock for $7 million (average cost of approximately $17.47 per share) during August 2011. These purchases did not materially impact diluted earnings per share for the year ended December 31, 2011. Subsequently, we retired the $7.0 million of treasury shares purchased, which reduced additional paid-in capital as of December 31, 2011.

Stock Split. On April 27, 2011, we announced that our board of directors authorized a 3-for-2 stock split of our common stock to be effected in the form of a stock dividend of one share of our stock for every two shares outstanding. The dividend was distributed on May 20, 2011.

Stock Plans. In connection with the plans described in Note 16, “Share-Based Compensation,” we issued approximately 752,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the year ended December 31, 2011. Stock plan activity resulted in a $21.4 million increase to additional paid-in capital for the same period.

15. Employee Benefits

We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plan totaled $8.5 million, $5.9 million and $4.7 million in the years ended December 31, 2011, 2010, and 2009, respectively.

We also have a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.

16. Share-Based Compensation

In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”) , which provides for the award of stock options, restricted stock, performance shares, and stock bonuses to the company’s officers, employees, directors, consultants, advisors, and other service providers. The 2011 Plan allows for the issuance of 4.5 million shares of common stock.

At December 31, 2011, we had employee equity incentives outstanding under three plans: (1) the 2011 Plan; (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded); and (3) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). On March 1, 2011, our chief executive officer, chief financial officer, and chief operating officer were awarded 150,000 shares, 112,500 shares, and 27,000 shares, respectively, of restricted stock with performance and service conditions. Each of the grants shall vest on March 1, 2012, provided that: (i) the Company’s total operating revenue for 2011 is equal to or greater than $3.7 billion, and (ii) the respective officer continues to be employed by the Company as of March 1, 2012. In the event both vesting conditions are not achieved, the equity compensation awards shall lapse. As of December 31, 2011, we expect these awards to vest in full.

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

Under our employee stock purchase plan (the “ESPP”), eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We issued 201,700 and 164,700 shares of our common stock under the ESPP during the years ended December 31, 2011 and 2010, respectively. In 2011, stockholders approved our 2011 ESPP, which superseded the 2002 Employee Stock Purchase Plan. The 2011 ESPP allows for the issuance of three million shares of common stock.

The following table illustrates the components of our stock-based compensation expense that are reported in general and administrative expenses in the consolidated statements of income:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010		2009
	(In thousands)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
Restricted stock awards	$15,914	$9,946	$8,007	$5,044	$5,789	$3,589
Stock options (including expense relating to our ESPP)	1,138	712	1,524	960	1,696	1,052

Total stock-based compensation expense	$17,052	$10,658	$9,531	$6,004	$7,485	$4,641

As of December 31, 2011, there was $14.2 million of total unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a remaining weighted-average period of 1.8 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 6.6% as of December 31, 2011. As of December 31, 2011, there was no remaining unrecognized compensation expense related to unvested stock options.

Unvested restricted stock and restricted stock activity for the year ended December 31, 2011 is summarized below:

	September 30,	September 30,
	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2010	1,253,624	$15.55
Granted	792,300	23.21
Vested	(520,071)	17.76
Forfeited	(89,971)	15.60

Unvested balance as of December 31, 2011	1,435,882	18.97

The total fair value of restricted shares granted during the year ended December 31, 2011, 2010, and 2009 was $18.4 million, $12.7 million, and $8.0 million, respectively. The total fair value of restricted shares vested during the year ended December 31, 2011, 2010, and 2009 was $12.2 million, $6.4 million, and $3.2 million, respectively.

Stock option activity for the year ended December 31, 2011 is summarized below:

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Grant Date Fair Value	Average Intrinsic Value	Weighted Average Remaining Contractual term
			(In thousands)	(Years)
Stock options outstanding as of December 31, 2010	770,421	$20.39
Exercised	(195,672)	18.82
Forfeited	(21,700)	21.45

Stock options outstanding as of December 31, 2011	553,049	20.91	$1,435	3.9

Stock options exercisable and expected to vest as of December 31, 2011	553,049	20.91	$1,435	3.9

Exercisable as of December 31, 2011	550,799	20.90	$1,435	3.9

The following is a summary of information about stock options outstanding and exercisable at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$11.32 – $19.11	231,861	3.2	$17.31	231,861	$17.31
$20.03 – $21.59	184,275	5.0	20.86	184,275	20.86
$21.72 – $29.53	136,913	3.7	27.07	134,663	27.13

	553,049			550,799

17. Related Party Transactions

We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of December 31, 2011, and 2010 our carrying amount for this investment amounted to $3.9 million, and $3.8 million, respectively. For the years ended December 31, 2011, 2010, and 2009, we paid $24.3 million, $22.0 million, and $21.8 million, respectively, for medical service fees to this provider.

We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Until October 2010, Pacific Hospital was owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, the sister of Dr. J. Mario Molina, our Chief Executive Officer, and John Molina, our Chief Financial Officer. Amounts paid to Pacific Hospital under the terms of this fee-for-service agreement were $0.7 million, $1.0 million, and $0.7 million, for the years ended December 31, 2011, 2010 and 2009, respectively. As of October 2010, Pacific Hospital was no longer owned by Abrazos Healthcare, Inc. or any other related party to the Company.

18. Commitments and Contingencies

Leases

We lease office space, clinics, equipment, and automobiles under agreements that expire at various dates through 2018. Future minimum lease payments by year and in the aggregate under all non-cancelable operating leases consist of the following approximate amounts:

September 30,
(In thousands)
2012	$25,553
2013	22,425
2014	18,511
2015	14,544
2016	7,794
Thereafter	12,597

Total minimum lease payments	$101,424

Rental expense related to these leases amounted to $23.1 million, $25.1 million, and $20.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

We are involved in legal actions in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. We have accrued liabilities for certain matters for which we deem the loss to be both probable and estimable. Although we believe that our estimates of such losses are reasonable, these estimates could change as a result of further developments of these matters. The outcome of legal actions is inherently uncertain and such pending matters for which accruals have not been established have not progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these pending matters could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Professional Liability Insurance

We carry medical professional liability insurance for health care services rendered through our clinics in California, Virginia and Washington. Claims-made coverage under the policies for California and Washington is $1.0 million per occurrence with an annual aggregate limit of $3.0 million for Washington, beginning in 2010, and for California, each of the years ended December 31, 2011, 2010, and 2009. Claims-made coverage under the Virginia policy is $2.0 million per occurrence with an annual aggregate limit of $6.0 million for each of the years ended December 31, 2011 and 2010, and beginning July 1, 2008. We also carry claims-made managed care errors and omissions professional liability insurance for our health plan operations. This insurance is subject to a coverage limit of $15.0 million per occurrence and $15.0 million in the aggregate for each policy year.

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

Regulatory Capital and Dividend Restrictions

Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $492.4 million at December 31, 2011, and $397.8 million at December 31, 2010.

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

As of December 31, 2011, our health plans had aggregate statutory capital and surplus of approximately $509.9 million compared with the required minimum aggregate statutory capital and surplus of approximately $265.7 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2011. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

New Markets Tax Credit

During the fourth quarter of 2011 our New Mexico data center subsidiary entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC, or Wells Fargo, its wholly owned subsidiary New Mexico Healthcare Data Center Investment Fund, LLC, or Investment Fund, and certain of Wells Fargo’s affiliated Community Development Entities, or CDEs, in connection with our participation in the federal government’s New Markets Tax Credit Program, or NMTC. The NMTC was established by Congress in 2000 to facilitate new or increased investments in businesses and real estate projects in low-income communities. The NMTC attracts investment capital to low-income communities by permitting investors to receive a tax credit against their federal income tax return in exchange for equity investments in specialized financial institutions called CDEs which provide financing to qualified active businesses operating in low-income communities. The credit totals 39 percent of the original investment amount and is claimed over a period of seven years (five percent for each of the first three years, and six percent for each of the remaining four years). The investment in the CDE cannot be redeemed before the end of the seven-year period.

In the fourth quarter of 2011, as a result of a series of simultaneous financing transactions, Wells Fargo made a capital contribution of $5.9 million in and Molina Healthcare, Inc. made a loan in the principal amount of $15.5 million to the Investment Fund. The Investment Fund then contributed the proceeds to certain CDEs, which, in turn, loaned the proceeds of $20.9 million to our New Mexico data center subsidiary. Wells Fargo will be entitled to claim the NMTC while we effectively received net loan proceeds equal to Wells Fargo contribution to the Investment Fund or approximately $5.9 million. Additionally, financing costs incurred in structuring the arrangement amounting to $1.2 million were deferred and will be recognized as expense over the term of the loans. This transaction also includes a put/call feature that becomes enforceable at the end of the seven-year compliance period. Wells Fargo may exercise its put option or we can exercise the call, both of which will serve to transfer the debt obligation to us. Incremental costs to maintain the structure during the compliance period will be recognized as incurred.

We have determined that the financing arrangement with Investment Fund and CDEs is a variable interest entity, or VIE, and that we are the primary beneficiary of the VIE. We reached this conclusion based on the following:

•

The ongoing activities of the VIE—collecting and remitting interest and fees and NMTC compliance—were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE;

•	Contractual arrangements obligate us to comply with NMTC rules and regulations and provide various other guarantees to Investment Fund and CDEs;

•	Wells Fargo lacks a material interest in the underling economics of the project; and

•	We are obligated to absorb losses of the VIE.

Because we are the primary beneficiary of the VIE, we have included it in our consolidated financial statements. Wells Fargo’s contribution of $5.9 million is included in cash at December 31, 2011 and the offsetting Wells Fargo interest in the financing arrangement is included in other liabilities in the accompanying consolidated balance sheets.

As described above, this transaction also includes a put/call provision whereby we may be obligated or entitled to repurchase Wells Fargo’s interest in the Investment Fund. The value attributed to the put/call is nominal. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code and applicable U.S. Treasury regulations. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in Wells Fargo’s projected tax benefits not being realized and, therefore, require us to indemnify Wells Fargo for any loss or recapture of NMTCs related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. We do not anticipate any credit recaptures will be required in connection with this arrangement.

19. Segment Reporting

We report our financial performance based on two reportable segments: Health Plans and Molina Medicaid Solutions. Our reportable segments are consistent with how we manage the business and view the markets we serve. Our Health Plans segment consists of our state health plans which serve Medicaid populations in ten states, and also includes our smaller direct delivery line of business. Our state health plans represent operating segments that have been aggregated for reporting purposes because they share similar economic characteristics.

Our Molina Medicaid Solutions segment provides design, development, implementation; business process outsourcing solutions; hosting services; and information technology support services to Medicaid agencies in an additional five states. The Molina Medicaid Solutions segment was added to our internal financial reporting structure when we acquired this business in the second quarter of 2010.

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

Molina Medicaid Solutions was acquired on May 1, 2010; therefore, the year ended December 31, 2010 includes only eight months of operating results for this segment. Operating segment information is as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Segment Information:
Revenue:
Health Plans:
Premium revenue	$4,603,407	$3,989,909	$3,660,207
Investment income	5,539	6,259	9,149
Rental income	547	—	—
Molina Medicaid Solutions:
Service revenue	160,447	89,809	—

	$4,769,940	$4,085,977	$3,669,356

Depreciation and amortization:
Health Plans	$45,734	$42,282	$38,110
Molina Medicaid Solutions	28,649	18,483	—

	$74,383	$60,765	$38,110

Operating Income:
Health Plans	$78,110	$102,392	$51,934
Molina Medicaid Solutions	2,063	2,609	—

Total operating income	80,173	105,001	51,934
Interest expense	15,519	15,509	13,777

Income before income taxes	$64,654	$89,492	$38,157

	September 30,	September 30,
	As of December 31,
	2011	2010
Goodwill and intangible assets, net:
Health Plans	$159,963	$208,945
Molina Medicaid Solutions	95,787	108,783

	$255,750	$317,728

Total assets:
Health Plans	$1,425,764	$1,333,599
Molina Medicaid Solutions	226,382	175,615

	$1,652,146	$1,509,214

20. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	For The Quarter Ended,
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands)
Premium revenue	$1,081,438	$1,128,770	$1,138,230	$1,254,969
Service revenue	36,674	36,888	37,728	49,157
Operating income	31,300	31,410	33,566	(16,103)
Income before income taxes	27,697	27,727	29,186	(19,956)
Net income	17,388	17,440	18,950	(32,960)
Net income per share (1):
Basic	$0.38	$0.38	$0.41	$(0.72)

Diluted	$0.38	$0.38	$0.41	$(0.72)

	September 30,	September 30,	September 30,	September 30,
	For The Quarter Ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands)
Premium revenue	$965,220	$976,685	$1,005,115	$1,042,889
Service revenue	—	21,054	32,271	36,484
Operating income	20,438	21,178	29,953	33,432
Income before income taxes	17,081	17,079	25,353	29,979
Net income	10,590	10,579	16,173	17,628
Net income per share (1)(2):
Basic	$0.28	$0.27	$0.38	$0.39

Diluted	$0.27	$0.27	$0.38	$0.39

(1)	All applicable share and per-share amounts reflect retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.

(2)

Potentially dilutive shares issuable pursuant to our 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the years ended December 31, 2011, and 2010.

21. Condensed Financial Information of Registrant

Following are our parent company only condensed balance sheets as of December 31, 2011 and 2010, and our condensed statements of income and condensed statements of cash flows for each of the three years in the period ended December 31, 2011.

Condensed Balance Sheets

	September 30,	September 30,
	December 31,
	2011	2010
	(Amounts in thousands, except per-share data)

ASSETS
Current assets:
Cash and cash equivalents	$14,650	$57,020
Investments	2,010	2,000
Income tax refundable	14,126	1,928
Deferred income taxes	9,133	7,006
Due from affiliates	60,569	19,059
Prepaid and other current assets	10,467	11,009

Total current assets	110,955	98,022
Property and equipment, net	82,437	81,445
Goodwill	53,769	58,719
Auction rate securities	4,694	6,046
Investments in subsidiaries	740,345	702,096
Advances to related parties and other assets	32,473	16,397

	$1,024,673	$962,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$71,392	$56,910
Long-term debt	169,526	164,014
Deferred income taxes	16,909	8,425
Other long-term liabilities	11,773	14,319

Total liabilities	269,600	243,668

Stockholders’ equity (1):
Common stock, $0.001 par value; 80,000 shares authorized; outstanding:
45,815 shares at December 31, 2011 and 45,463 shares at December 31, 2010	46	45
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	266,022	251,612
Accumulated other comprehensive loss	(1,405)	(2,192)
Retained earnings	490,410	469,592

Total stockholders’ equity	755,073	719,057

	$1,024,673	$962,725

(1)	All applicable share and per-share amounts reflect the retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.

Condensed Statements of Income

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue:
Management fees and other operating revenue	$308,287	$238,883	$218,911
Investment income	81	1,153	1,540

Total revenue	308,368	240,036	220,451

Expenses:
Medical care costs	31,672	30,582	26,865
General and administrative expenses	272,302	218,834	160,792
Depreciation and amortization	31,355	27,166	25,223

Total expenses	335,329	276,582	212,880

Gain on purchase of convertible senior notes	—	—	1,532

Operating (loss) income	(26,961)	(36,546)	9,103
Interest expense	14,958	15,500	13,770

Loss before income taxes and equity in net income of subsidiaries	(41,919)	(52,046)	(4,667)
Income tax benefit	(14,826)	(16,936)	(3,755)

Net loss before equity in net income of subsidiaries	(27,093)	(35,110)	(912)
Equity in net income of subsidiaries	47,911	90,080	31,780

Net income	$20,818	$54,970	$30,868

Condensed Statements of Cash Flows

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities:
Cash provided by operating activities	$28,606	$19,380	$40,551

Investing activities:
Net dividends from and capital contributions to subsidiaries	27,872	70,800	21,960
Purchases of investments	(2,020)	(2,019)	(3,844)
Sales and maturities of investments	3,760	14,083	12,669
Cash paid in business combinations	—	(139,762)	(2,894)
Purchases of equipment	(30,930)	(40,419)	(32,245)
Changes in amounts due to and due from affiliates	(50,090)	(5,723)	(17,074)
Change in other assets and liabilities	(20,441)	829	(540)

Net cash used in investing activities	(71,849)	(102,211)	(21,968)

Financing activities:
Proceeds from common stock offering, net of issuance costs	—	111,131	—
Amount borrowed under credit facility	—	105,000	—
Repayment of amount borrowed under credit facility	—	(105,000)	—
Treasury stock repurchases	(7,000)	—	(27,712)
Purchase of convertible senior notes	—	—	(9,653)
Payment of credit facility fees	(1,125)	(1,671)	—
Excess tax benefits from employee stock compensation	1,651	295	31
Proceeds from exercise of stock options and employee stock plan purchases	7,347	4,056	2,015

Net cash provided by (used in) financing activities	873	113,811	(35,319)

Net (decrease) increase in cash and cash equivalents	(42,370)	30,980	(16,736)
Cash and cash equivalents at beginning of year	57,020	26,040	42,776

Cash and cash equivalents at end of year	$14,650	$57,020	$26,040

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

Note B — Transactions with Subsidiaries

The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2011, 2010, and 2009 for these services totaled $307.9 million, $238.5 million, and $218.6 million, respectively, which are included in operating revenue.

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

Note C — Capital Contribution and Dividends

During 2011, 2010, and 2009, the Registrant received dividends from its subsidiaries totaling $76.6 million, $81.3 million, and $76.7 million, respectively. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries.

During 2011, 2010, and 2009, the Registrant made capital contributions to certain subsidiaries totaling $58.4 million, $10.5 million, and $54.7 million, respectively, primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries.

Note D — Related Party Transactions

The Registrant has an equity investment in a medical service provider that provides certain vision services to its members. The Registrant accounts for this investment under the equity method of accounting because the Registrant has an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of December 31, 2010 and 2009, the Registrant’s carrying amount for this investment totaled $3.9 million and $3.8 million, respectively. For the years ended December 31, 2011, 2010, and 2009, the Registrant paid $24.3 million, $22.0 million, and $21.8 million, respectively, for medical service fees to this provider.

The Registrant is a party to a fee-for-service agreement with Pacific Hospital of Long Beach (“Pacific Hospital”). Until October 2010, Pacific Hospital was owned by Abrazos Healthcare, Inc., the shares of which are held as community property by the husband of Dr. Martha Bernadett, the sister of Dr. J. Mario Molina, our Chief Executive Officer, and John Molina, our Chief Financial Officer. Amounts paid to Pacific Hospital under the terms of this fee-for-service agreement were $0.7 million, $1.0 million, and $0.7 million, for the years ended December 31, 2011, 2010, and 2009, respectively. As of October 2010, Pacific Hospital was no longer owned by Abrazos Healthcare, Inc. or any other related party to the Company.

22. Subsequent Events

Missouri Health Plan

On February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that we were not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal. As a result, our existing contract with the state will expire without renewal on June 30, 2012.

Molina Healthcare Insurance Company

Effective February 17, 2012, we sold our wholly owned insurance subsidiary, Molina Healthcare Insurance Company. To be recorded in the first quarter of 2012, the transaction will result in the elimination of both the noncurrent receivable and liability for ceded life and annuity contracts, each amounting to approximately $23.4 million as of December 31, 2011. Additionally, a gain of approximately $2 million is expected to be recorded upon closing of the transaction.

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

Changes in Internal Controls: There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page 110 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Molina Healthcare, Inc.

We have audited Molina Healthcare, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Molina Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 29, 2012

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and will also appear in our definitive proxy statement for our 2012 Annual Meeting of Stockholders. The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding our equity compensation plans is set forth in Part II, Item 5 of this report and incorporated herein by reference. The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be included under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The consolidated financial statements and exhibits listed below are filed as part of this report.

(1)

The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 64 through 108 of this Annual Report on Form 10-K and are incorporated by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — At December 31, 2011 and 2010

Consolidated Statements of Income — Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows — Years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

None of the schedules apply, or the information required is included in the Notes to the Consolidated Financial Statements.

(3)	Exhibits

Reference is made to the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2012.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Molina, M.D.
Joseph M. Molina, M.D.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

EXHIBIT INDEX

Signature	Title	Date

/s/ Joseph M. Molina	Chairman of the Board, Chief Executive Officer, and President	February 29, 2012
Joseph M. Molina, M.D.	(Principal Executive Officer)

/s/ John C. Molina	Director, Chief Financial Officer, and Treasurer	February 29, 2012
John C. Molina, J.D.	(Principal Financial Officer)

/s/ Joseph W. White	Chief Accounting Officer	February 29, 2012
Joseph W. White, CPA, MBA	(Principal Accounting Officer)

/s/ Garrey E. Carruthers, Ph.D.	Director	February 29, 2012
Garrey E. Carruthers, Ph.D.

/s/ Charles Z. Fedak	Director	February 29, 2012
Charles Z. Fedak, CPA, MBA

/s/ Frank E. Murray	Director	February 29, 2012
Frank E. Murray, M.D.

/s/ Steven Orlando	Director	February 29, 2012
Steven Orlando, CPA (inactive)

/s/ Sally K. Richardson	Director	February 29, 2012
Sally K. Richardson

/s/ Ronna Romney	Director	February 29, 2012
Ronna Romney

/s/ John P. Szabo, Jr.	Director	February 29, 2012
John P. Szabo, Jr.

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

Number	Description	Method of Filing

2.1	Asset Purchase Agreement between Molina Healthcare, Inc. and Unisys Corporation dated as of January 18, 2010	Filed as Exhibit 2.1 to registrant’s Form 8-K filed January 19, 2010.

3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002.

3.2	Amended and Restated Bylaws	Filed as Exhibit 3.2 to registrant’s Form 8-K filed February 17, 2009.

4.1	Indenture dated as of October 11, 2008	Filed as Exhibit 4.1 to registrant’s Form 8-K filed October 5, 2007.

4.2	First Supplemental Indenture dated as of October 11, 2008	Filed as Exhibit 4.2 to registrant’s Form 8-K filed October 5, 2007.

4.3	Global Form of 3.75% Convertible Senior Note due 2014	Filed as Exhibit 4.3 to registrant’s Form 8-K filed October 5, 2007.

10.1	2000 Omnibus Stock and Incentive Plan	Filed as Exhibit 10.12 to registrant’s Form S-1 filed December 30, 2002.

10.2	2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant’s Form S-1 filed December 30, 2002.

10.3	2002 Employee Stock Purchase Plan	Filed as Exhibit 10.14 to registrant’s Form S-1 filed December 30, 2002.

10.4	2005 Molina Deferred Compensation Plan adopted November 6, 2006	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed November 9, 2006.

10.5	2005 Incentive Compensation Plan	Filed as Appendix A to registrant’s Proxy Statement filed March 28, 2005.

10.6	2011 Equity Incentive Plan	Filed as Appendix A to registrant’s Proxy Statement filed March 23, 2011.

10.7	2011 Employee Stock Purchase Plan	Filed as Appendix B to registrant’s Proxy Statement filed March 23, 2011.

10.8	Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.

10.9	Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.

10.10	Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.

Number	Description	Method of Filing

10.11	Form of Stock Option Agreement under Equity Incentive Plan	Filed as Exhibit 10.3 to registrant’s Form 10-K filed March 14, 2007.

10.12	Amended and Restated Employment Agreement with J. Mario Molina, M.D. dated as of December 31, 2009	Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 7, 2010.

10.13	Amended and Restated Employment Agreement with John C. Molina dated as of December 31, 2009	Filed as Exhibit 10.2 to registrant’s Form 8-K filed January 7, 2010.

10.14	Amended and Restated Change in Control Agreement with Terry Bayer, dated as of December 31, 2009	Filed as Exhibit 10.4 to registrant’s Form 8-K filed January 7, 2010.

10.15	Amended and Restated Change in Control Agreement with Joseph W. White, dated as of December 31, 2009	Filed as Exhibit 10.6 to registrant’s Form 8-K filed January 7, 2010.

10.16	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007.

10.17	Credit Agreement, dated as of September 9, 2011, among Molina Healthcare, Inc., as the Borrower, certain lenders, and U.S. Bank National Association, as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed September 13, 2011.

10.18	Term Loan Agreement, dated as of December 7, 2011, among Molina Center LLC, various lenders and East West Bank, as Administrative Agent	Filed herewith.

10.19	Guaranty, dated as of December 1, 2011, by Molina Healthcare, Inc. in favor of East West Bank, as Administrative Agent	Filed herewith.

10.20	Environmental Indemnity, dated as of December 1, 2011, by Molina Center LLC and Molina Healthcare, Inc. for the benefit of certain lenders and East West Bank, as Administrative Agent	Filed herewith.

10.21	Purchase Agreement, dated as of October 11, 2011, between Molina Center LLC and 200 Oceangate, LLC	Filed herewith.

10.22	First Amendment to Purchase Agreement, dated as of November 10, 2011, between Molina Center LLC and 200 Oceangate, LLC	Filed herewith.

10.23	Second Amendment to Purchase Agreement, dated as of November 30, 2011, between Molina Center LLC and 200 Oceangate, LLC	Filed herewith.

10.24	Hospital Services Agreement (fee-for-service) by and between Molina Healthcare of California, a California corporation, and Pacific Hospital of Long Beach	Filed as Exhibit 10.24 to registrant’s Form 10-K filed March 16, 2010.

10.25	Hospital Services Agreement (capitation) by and between Molina Healthcare of California, a California corporation, and HealthSmart Pacific, Inc., dba Pacific Hospital of Long Beach	Filed as Exhibit 10.25 to registrant’s Form 10-K filed March 16, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

Number	Description	Method of Filing

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Taxonomy Instance Document.	To be furnished in a subsequent amendment to this Annual Report on Form 10-K.

101.SCH	XBRL Taxonomy Extension Schema Document.	To be furnished in a subsequent amendment to this Annual Report on Form 10-K.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	To be furnished in a subsequent amendment to this Annual Report on Form 10-K.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	To be furnished in a subsequent amendment to this Annual Report on Form 10-K.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	To be furnished in a subsequent amendment to this Annual Report on Form 10-K.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	To be furnished in a subsequent amendment to this Annual Report on Form 10-K.