Form 10-K/A
period 2011-12-31
MOLINA HEALTHCARE INC
filed 2012-03-27
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Molina Healthcare, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 29, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statement and related notes formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

EXHIBIT INDEX

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

Number	Description	Method of Filing

2.1	Asset Purchase Agreement between Molina Healthcare, Inc. and Unisys Corporation dated as of January 18, 2010	Filed as Exhibit 2.1 to registrant’s Form 8-K filed January 19, 2010.

3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002.

3.2	Amended and Restated Bylaws	Filed as Exhibit 3.2 to registrant’s Form 8-K filed February 17, 2009.

4.1	Indenture dated as of October 11, 2008	Filed as Exhibit 4.1 to registrant’s Form 8-K filed October 5, 2007.

4.2	First Supplemental Indenture dated as of October 11, 2008	Filed as Exhibit 4.2 to registrant’s Form 8-K filed October 5, 2007.

4.3	Global Form of 3.75% Convertible Senior Note due 2014	Filed as Exhibit 4.3 to registrant’s Form 8-K filed October 5, 2007.

10.1	2000 Omnibus Stock and Incentive Plan	Filed as Exhibit 10.12 to registrant’s Form S-1 filed December 30, 2002.

10.2	2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant’s Form S-1 filed December 30, 2002.

10.3	2002 Employee Stock Purchase Plan	Filed as Exhibit 10.14 to registrant’s Form S-1 filed December 30, 2002.

10.4	2005 Molina Deferred Compensation Plan adopted November 6, 2006	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed November 9, 2006.

10.5	2005 Incentive Compensation Plan	Filed as Appendix A to registrant’s Proxy Statement filed March 28, 2005.

10.6	2011 Equity Incentive Plan	Filed as Appendix A to registrant’s Proxy Statement filed March 23, 2011.

10.7	2011 Employee Stock Purchase Plan	Filed as Appendix B to registrant’s Proxy Statement filed March 23, 2011.

10.8	Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.

10.9	Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.

10.10	Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed August 9, 2005.

Number	Description	Method of Filing

10.11	Form of Stock Option Agreement under Equity Incentive Plan	Filed as Exhibit 10.3 to registrant’s Form 10-K filed March 14, 2007.

10.12	Amended and Restated Employment Agreement with J. Mario Molina, M.D. dated as of December 31, 2009	Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 7, 2010.

10.13	Amended and Restated Employment Agreement with John C. Molina dated as of December 31, 2009	Filed as Exhibit 10.2 to registrant’s Form 8-K filed January 7, 2010.

10.14	Amended and Restated Change in Control Agreement with Terry Bayer, dated as of December 31, 2009	Filed as Exhibit 10.4 to registrant’s Form 8-K filed January 7, 2010.

10.15	Amended and Restated Change in Control Agreement with Joseph W. White, dated as of December 31, 2009	Filed as Exhibit 10.6 to registrant’s Form 8-K filed January 7, 2010.

10.16	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007.

10.17	Credit Agreement, dated as of September 9, 2011, among Molina Healthcare, Inc., as the Borrower, certain lenders, and U.S. Bank National Association, as Administrative Agent	Filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed September 13, 2011.

10.18	Term Loan Agreement, dated as of December 7, 2011, among Molina Center LLC, various lenders and East West Bank, as Administrative Agent	Previously filed as an exhibit to registrant’s Form 10-K filed February 29, 2012.

10.19	Guaranty, dated as of December 1, 2011, by Molina Healthcare, Inc. in favor of East West Bank, as Administrative Agent	Previously filed as an exhibit to registrant’s Form 10-K filed February 29, 2012.

10.20	Environmental Indemnity, dated as of December 1, 2011, by Molina Center LLC and Molina Healthcare, Inc. for the benefit of certain lenders and East West Bank, as Administrative Agent	Previously filed as an exhibit to registrant’s Form 10-K filed February 29, 2012.

10.21	Purchase Agreement, dated as of October 11, 2011, between Molina Center LLC and 200 Oceangate, LLC	Previously filed as an exhibit to registrant’s Form 10-K filed February 29, 2012.

10.22	First Amendment to Purchase Agreement, dated as of November 10, 2011, between Molina Center LLC and 200 Oceangate, LLC	Previously filed as an exhibit to registrant’s Form 10-K filed February 29, 2012.

10.23	Second Amendment to Purchase Agreement, dated as of November 30, 2011, between Molina Center LLC and 200 Oceangate, LLC	Previously filed as an exhibit to registrant’s Form 10-K filed February 29, 2012.

10.24	Hospital Services Agreement (fee-for-service) by and between Molina Healthcare of California, a California corporation, and Pacific Hospital of Long Beach	Filed as Exhibit 10.24 to registrant’s Form 10-K filed March 16, 2010.

10.25	Hospital Services Agreement (capitation) by and between Molina Healthcare of California, a California corporation, and HealthSmart Pacific, Inc., dba Pacific Hospital of Long Beach	Filed as Exhibit 10.25 to registrant’s Form 10-K filed March 16, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges	Previously filed as an exhibit to registrant’s Form 10-K filed February 29, 2012.

21.1	List of subsidiaries	Previously filed as an exhibit to registrant’s Form 10-K filed February 29, 2012.

23.1	Consent of Independent Registered Public Accounting Firm	Previously filed as an exhibit to registrant’s Form 10-K filed February 29, 2012.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

Number	Description	Method of Filing

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS (1)	XBRL Taxonomy Instance Document.	Furnished herewith.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2012.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Molina, M.D.
Joseph M. Molina, M.D.
Chief Executive Officer (Principal Executive Officer)