Form 10-Q
period 2012-03-31
MOLINA HEALTHCARE INC
filed 2012-05-09
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer’s Common Stock outstanding as of April 30, 2012, was approximately 46,350,000.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Amounts in thousands,
	except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$517,723	$493,827
Investments	357,981	336,916
Receivables	222,254	167,898
Income tax refundable	15,315	11,679
Deferred income taxes	14,025	18,327
Prepaid expenses and other current assets	24,715	19,435

Total current assets	1,152,013	1,048,082
Property, equipment, and capitalized software, net	198,564	190,934
Deferred contract costs	64,414	54,582
Intangible assets, net	96,090	101,796
Goodwill and indefinite-lived intangible assets	151,088	153,954
Auction rate securities	16,129	16,134
Restricted investments	41,947	46,164
Receivable for ceded life and annuity contracts	—	23,401
Other assets	19,759	17,099

	$1,740,004	$1,652,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$455,833	$402,476
Accounts payable and accrued liabilities	124,649	147,214
Deferred revenue	95,490	50,947
Current maturities of long-term debt	1,118	1,197

Total current liabilities	677,090	601,834
Long-term debt	228,150	216,929
Deferred income taxes	37,209	33,127
Liability for ceded life and annuity contracts	—	23,401
Other long-term liabilities	22,243	21,782

Total liabilities	964,692	897,073

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 46,347 shares at March 31, 2012 and 45,815 shares at December 31, 2011	46	46
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	267,876	266,022
Accumulated other comprehensive loss	(1,109)	(1,405)
Retained earnings	508,499	490,410

Total stockholders’ equity	775,312	755,073

	$1,740,004	$1,652,146

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands,
	except per-share data)
	(Unaudited)
Revenue:
Premium revenue	$1,327,449	$1,081,438
Service revenue	42,205	36,674
Investment income	1,717	1,594
Rental income	2,209	—

Total revenue	1,373,580	1,119,706

Expenses:
Medical care costs	1,130,988	913,532
Cost of service revenue	30,494	31,221
General and administrative expenses	120,223	94,436
Premium tax expenses	43,430	36,550
Depreciation and amortization	15,025	12,667

Total expenses	1,340,160	1,088,406

Operating income	33,420	31,300
Interest expense	4,298	3,603

Income before income taxes	29,122	27,697
Provision for income taxes	11,033	10,309

Net income	$18,089	$17,388

Net income per share (1):
Basic	$0.39	$0.38

Diluted	$0.39	$0.38

Weighted average shares outstanding (1):
Basic	45,998	45,588

Diluted	46,887	46,257

(1)	All applicable share and per-share amounts reflect the retroactive effects of the three-for-two common stock split in the form of a stock dividend that was effective May 20, 2011.

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)
	(Unaudited)
Net income	$18,089	$17,388
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	296	(117)

Other comprehensive income (loss)	296	(117)

Comprehensive income	$18,385	$17,271

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)
	(Unaudited)
Operating activities:
Net income	$18,089	$17,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,339	18,094
Deferred income taxes	8,906	1,619
Stock-based compensation	4,666	4,064
Gain on sale of subsidiary	(2,390)	—
Non-cash interest on convertible senior notes	1,443	1,340
Amortization of premium/discount on investments	1,850	1,644
Amortization of deferred financing costs	258	503
Tax deficiency from employee stock compensation	(31)	(264)
Changes in operating assets and liabilities:
Receivables	(54,356)	19,388
Prepaid expenses and other current assets	(5,287)	(8,069)
Medical claims and benefits payable	53,357	(2,974)
Accounts payable and accrued liabilities	(35,149)	(25,796)
Deferred revenue	44,543	62,616
Income taxes	(3,663)	(5,430)

Net cash provided by operating activities	50,575	84,123

Investing activities:
Purchases of equipment	(13,505)	(14,941)
Purchases of investments	(88,199)	(104,984)
Sales and maturities of investments	65,767	61,275
Proceeds from sale of subsidiary, net of cash surrendered	9,162	—
Net cash paid in business combinations	—	(3,253)
Increase in deferred contract costs	(12,993)	(9,635)
Increase in restricted investments	(493)	(7,207)
Change in other noncurrent assets and liabilities	(2,457)	(1,010)

Net cash used in investing activities	(42,718)	(79,755)

Financing activities:
Amount borrowed under credit facility	10,000	—
Principal payments on term loan	(301)	—
Proceeds from employee stock plans	2,748	2,462
Excess tax benefits from employee stock compensation	3,592	1,076

Net cash provided by financing activities	16,039	3,538

Net increase in cash and cash equivalents	23,896	7,906
Cash and cash equivalents at beginning of period	493,827	455,886

Cash and cash equivalents at end of period	$517,723	$463,792

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,057	$14,068

Interest	$799	$269

Schedule of non-cash investing and financing activities:
Common stock used for stock-based compensation	$9,121	$3,161

Details of sale of subsidiary:
Decrease in fair value of assets	$30,942	$—
Decrease in fair value of liabilities	(24,170)	—
Gain on sale	2,390

Proceeds from sale of subsidiary, net of cash surrendered	$9,162	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

1. Basis of Presentation

Organization and Operations

Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals and to assist state agencies in their administration of the Medicaid program.

Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. As of March 31, 2012, these health plans served approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.

Our health plans’ state Medicaid contracts generally have a term of one- to two-years and are renewable on an annual or biannual basis at the discretion of the state. Additionally, our state health plans submit proposals for additional membership opportunities that arise from time to time. For example, our Texas health plan has added significant membership since the first quarter of 2011, including approximately 76,000 Temporary Assistance for Needy Families, or TANF, members, 57,800 ABD members, and 18,000 Children’s Health Insurance Program, or CHIP, members. At April 30, 2012, the Texas health plan’s enrollment was approximately 300,000 members, an increase of 172,000 members since March 31, 2011. Our health plan subsidiaries have often been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. For example, in January 2012 our Washington health plan was named as a successful bidder in the request for proposal, or RFP, process for Medicaid and Basic Health coverage in the state of Washington through 2013. However, there can be no assurance that these contracts will continue to be renewed as in the case of our Ohio and Missouri health plans, described below.

On April 6, 2012, the Ohio Department of Jobs and Family Services notified our Ohio health plan that it had not been selected to participate under the recently issued Ohio Medicaid Managed Care Plan Request for Applications, or RFA. As a result, the Ohio health plan’s existing Medicaid contract with the state is scheduled to expire without renewal on December 31, 2012. We appealed the outcome of the RFA process on April 16, 2012. The Ohio health plan’s Medicaid contract comprises nearly all of its revenue and expenses; therefore should the appeal be unsuccessful most of its business activities will be suspended effective January 1, 2013. We intend to continue serving members under our Medicare Advantage contract in Ohio subsequent to December 31, 2012, and will also pursue other business opportunities. With statutory net worth in excess of $121 million at March 31, 2012, we believe our Ohio health plan has adequate resources to operate indefinitely in the absence of its Medicaid contract. For the three months ended March 31, 2012, our Ohio health plan contributed premium revenue of $293.5 million, or 22.1% of total premium revenue, and comprised 249,000 members, or 13.6% of total Health Plans segment membership.

On February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan’s existing contract with the state is scheduled to expire without renewal on June 30, 2012. For the three months ended March 31, 2012, our Missouri health plan contributed premium revenue of $56.6 million, or 4.3% of total premium revenue, and comprised 81,000 members, or 4.4% of total Health Plans segment membership.

Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.

On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement Medicaid Management Information System, or MMIS, to another firm. For the three months ended March 31, 2012, our revenue under the Louisiana MMIS contract was approximately $12.3 million, or 29.3% of total service revenue. We expect that we will continue to perform under this contract through implementation and acceptance of the successor MMIS. Based upon our past experience and our knowledge of the Louisiana MMIS bid process, we believe that implementation and acceptance of the successor MMIS will not occur until 2014 at the earliest. Through implementation and acceptance of the successor MMIS we expect to recognize between $45 million and $50 million in revenue annually under our Louisiana MMIS contract.

Consolidation and Interim Financial Information

The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries and variable interest entities in which Molina Healthcare, Inc. is considered to be the primary beneficiary. Such variable interest entities are insignificant to our consolidated financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2012. Financial information related to subsidiaries acquired during any year is included only for periods subsequent to their acquisition.

The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2011. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2011 audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our December 31, 2011 audited financial statements.

Adjustments

We have adjusted all applicable share and per-share amounts to reflect the retroactive effects of the three-for-two stock split in the form of a stock dividend that was effective May 20, 2011.

2. Significant Accounting Policies

Revenue Recognition

Premium Revenue — Health Plans Segment

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

California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At both March 31, 2012, and December 31, 2011, we recorded a liability of $1.0 million under the terms of these contract provisions.

Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At both March 31, 2012, and December 31, 2011, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.

New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premiums received by our New Mexico health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). The New Mexico health plan contract also contains certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At both March 31, 2012, and December 31, 2011, we had not recorded any liability under the terms of these contract provisions. In the fourth quarter of 2011, our New Mexico health plan entered into a contract amendment that more closely aligns the calculation of revenue with the methodology adopted under the Affordable Care Act. The contract amendment changed the calculation of the amount of revenue that may be recognized relative to medical costs.

Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $2.0 million and $0.7 million pursuant to our profit-sharing agreement with the state of Texas at March 31, 2012, and December 31, 2011, respectively.

Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services, or CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $8.0 million for anticipated Medicare risk adjustment premiums at March 31, 2012. We recorded a net receivable of $5.0 million for anticipated Medicare risk adjustment premiums at December 31, 2011.

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

Texas Health Plan Quality Incentive Premiums: Effective March 1, 2012, under our contract with the state of Texas, incremental revenue of up to 5% of our total premium may be earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures established by the state.

Wisconsin Health Plan Quality Incentive Premiums: Under our contract with the state of Wisconsin, effective beginning in 2011, up to 3.25% of the premium is withheld by the state. The withheld premiums can be earned by the health plan by meeting certain performance measures. These performance measures are generally linked to various quality-of-care measures dictated by the state.

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of March 31, 2012 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of March 31, 2012.

	Three Months Ended March 31, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$555	$336	$28	$364	$83,261
Ohio	2,678	2,678	966	3,644	293,525
Texas	5,750	5,750	—	5,750	198,236
Wisconsin	416	—	—	—	17,142

	$9,399	$8,764	$994	$9,758	$592,164

	Three Months Ended March 31, 2011
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$581	$444	$(168)	$276	$84,606
Ohio	2,662	1,350	1,823	3,173	230,340
Wisconsin	416	—	—	—	16,417

	$3,659	$1,794	$1,655	$3,449	$331,363

Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment

The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation, or DDI, of a Medicaid Management Information System, or MMIS. An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing, or BPO arrangement. While providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support and maintenance. Our Molina Medicaid Solutions contracts may extend over a number of years, particularly in circumstances where we are delivering extensive and complex DDI services, such as the initial design, development and implementation of a complete MMIS. For example, the terms of our most recently implemented Molina Medicaid Solutions contracts (in Idaho and Maine) were each seven years in total, consisting of two years allocated for the delivery of DDI services, followed by five years for the performance of BPO services. We receive progress payments from the state during the performance of DDI services based upon the attainment of predetermined milestones. We receive a flat monthly payment for BPO services under our Idaho and Maine contracts. The terms of our other Molina Medicaid Solutions contracts – which primarily involve the delivery of BPO services with only minimal DDI activity (consisting of system enhancements) – are shorter in duration than our Idaho and Maine contracts.

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

Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting and because we are unable to determine a pattern of performance of services during the contract period, we recognize all revenue (both the DDI and BPO elements) associated with such contracts on a straight-line basis over the period during which BPO, hosting, and support and maintenance services are delivered. As noted above, the period of performance of BPO services under our Idaho and Maine contracts is five years. Therefore, absent any contingencies as discussed in the following paragraph, we would recognize all revenue associated with those contracts over a period of five years. In cases where there is no DDI element associated with our contracts, BPO revenue is recognized on a monthly basis as specified in the applicable contract or contract extension.

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

Premium Deficiency Charges

We assess the profitability of each contract by state for providing medical care services to our members and identify any contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. In the first quarter of 2011, our Wisconsin health plan recorded a premium deficiency charge in the amount of $3.35 million to medical claims and benefits payable. No premium deficiency charges were recorded in the first quarter of 2012.

Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of non-deductible compensation and state taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.

The total amount of unrecognized tax benefits was $10.7 million as of March 31, 2012 and December 31, 2011. Approximately $8.4 million of the unrecognized tax benefits recorded at March 31, 2012, relate to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.4 million as of March 31, 2012. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $8.9 million due to the expiration of statute of limitations and the resolution to the state refund claim described above.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2012, and December 31, 2011, we had accrued $70,000 and $65,000, respectively, for the payment of interest and penalties.

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU establishes a global standard for measuring amounts at fair value, and although it did not have a material effect on our financial position or results of operations, it did change our disclosure policies for fair value. This ASU became effective for reporting periods (including interim periods) beginning after December 15, 2011, and we adopted this ASU for the interim period ending March 31, 2012.

On June 16, 2011, the FASB ratified ASU No. 2011-05, “Presentation of Comprehensive Income.” This ASU eliminates the previous option to report other comprehensive income and its components in the statement of changes in equity. Upon adoption, other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this ASU for the interim period ending March 31, 2012, which is the period for which it became effective for calendar year-end entities, and have elected to utilize ‘two separate but consecutive statements’ disclosure for this interim presentation.

On September 15, 2011, the FASB ratified ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. This ASU became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption was permitted. Although we did not early-adopt ASU No. 2011-08 during 2011, we will evaluate the standard when performing our future goodwill impairment tests.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or AICPA, and the Securities and Exchange Commission, or SEC, did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.

3. Earnings per Share

The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	March 31,
	2012	2011 (2)
	(In thousands)
Shares outstanding at the beginning of the period	45,815	45,463
Weighted-average number of shares issued	183	125

Denominator for basic earnings per share	45,998	45,588
Dilutive effect of employee stock options and stock grants (1)	857	669
Dilutive effect of convertible senior notes	32	—

Denominator for diluted earnings per share	46,887	46,257

(1)	Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the three months ended March 31, 2012 and 2011, there were approximately 199,700 and 112,500 antidilutive weighted restricted shares, respectively. Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended March 31, 2012, and 2011, there were approximately 7,900 and 138,000 antidilutive weighted options, respectively.
(2)	Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 because to do so would have been anti-dilutive.

4. Share-Based Compensation

At March 31, 2012, we had employee equity incentives outstanding under three plans: (1) the 2011 Equity Incentive Plan; (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded); and (3) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). On March 1, 2012, our chief executive officer, chief financial officer, and chief operating officer were awarded 94,050 shares, 53,236 shares, and 30,167 shares, respectively, of restricted units with performance and service conditions. Each of the grants shall vest on December 31, 2012, provided that: (i) the Company’s total operating revenue for 2012 is equal to or greater than $5.5 billion, and (ii) the respective officer continues to be employed by the Company as of December 31, 2012. Also on March 1, 2012, our chief executive officer, chief financial officer, chief operating officer, and chief accounting officer were awarded 8,000 shares, 8,000 shares, 8,000 shares, and 3,000 shares, respectively, of restricted units subject to certification of our Idaho MMIS by CMS. The respective officers must also be employed by the Company when the performance conditions are met. In the event the vesting conditions are not achieved for both sets of awards, the equity compensation awards shall lapse. As of March 31, 2012, we expect both performance awards to vest in full.

Charged to general and administrative expenses, total stock-based compensation expense was as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Restricted stock/unit awards	$4,398	$3,806
Stock options (including shares issued under our employee stock purchase plan)	268	258

Total stock-based compensation expense	$4,666	$4,064

As of March 31, 2012, there was $22.0 million of total unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a remaining weighted-average period of 2.8 years. As of March 31, 2012, there was $5.9 million of total unrecognized compensation expense related to restricted units with performance conditions, which we expect to recognize by December 31, 2012.

Unvested restricted stock and restricted stock activity for the three months ended March 31, 2012 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance as of December 31, 2011	1,435,882	$18.97
Restricted stock awards granted	385,457	33.54
Restricted stock units with performance conditions granted	204,453	33.53
Vested	(683,649)	20.24
Forfeited	(23,026)	20.38

Unvested balance as of March 31, 2012	1,319,117	24.80

The total fair value of restricted stock and stock unit awards, including those with performance conditions, granted during the three months ended March 31, 2012 and 2011 was $19.8 million and $15.6 million, respectively. The total fair value of restricted shares vested during the three months ended March 31, 2012 and 2011 was $22.8 million and $8.6 million, respectively.

Stock option activity for the three months ended March 31, 2012 is summarized below:

				Weighted
		Weighted		Average
		Average	Average	Remaining
		Grant Date	Intrinsic	Contractual
	Shares	Fair Value	Value	term
			(In thousands)	(Years)
Stock options outstanding as of December 31, 2011	553,049	$20.91
Granted	15,000	34.82
Exercised	(109,929)	19.30

Stock options outstanding as of March 31, 2012	458,120	21.75	$5,458	3.9

Stock options exercisable and expected to vest as of March 31, 2012	458,120	21.75	$5,458	3.9

Exercisable as of March 31, 2012	443,120	21.31	$5,458	3.7

5. Fair Value Measurements

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, trade accounts payable, medical claims and benefits payable, long-term debt, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our assets measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:

•

Level 1 — Observable inputs such as quoted prices in active markets: Our Level 1 financial instruments consist of investments including government-sponsored enterprise securities (GSEs) and U.S. treasury notes. Level 1 financial instruments are classified as current investments in the accompanying consolidated balance sheets. These financial instruments are actively traded and therefore the fair value for these securities is based on quoted market prices on one or more securities exchanges.

•

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable: Our Level 2 financial instruments consist of investments including corporate debt securities, municipal securities, and certificates of deposit, which are classified as current investments in the accompanying consolidated balance sheets. Our financial instruments classified as Level 2 are traded frequently though not necessarily daily. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

•

Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions: Our Level 3 financial instruments consist of auction rate securities which are designated as available-for-sale, and are reported at fair value of $16.1 million (par value of $18.8 million) as of March 31, 2012. To estimate the fair value of these securities, we use valuations from third-party pricing models that include factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. To validate the reasonableness of these valuations, we compare such valuations to other third party valuations that provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of March 31, 2012.

Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008. As such, quoted prices in active markets were not readily available during the majority of 2008, 2009 through 2011, and continued to be unavailable as of March 31, 2012. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 3 years to 35 years. Considering the relative insignificance of these securities in comparison to our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at March 31, 2012. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have sold $63.3 million of these instruments at par value.

For three months ended March 31, 2012, and 2011, we recorded pretax unrealized gains of $0.1 million and $0.3 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

Our assets measured at fair value on a recurring basis at March 31, 2012, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$235,759	$—	$235,759	$—
Government-sponsored enterprise securities (GSEs)	36,618	36,618	—	—
Municipal securities	52,240	—	52,240	—
U.S. treasury notes	30,990	30,990	—	—
Certificates of deposit	2,374	—	2,374	—
Auction rate securities	16,129	—	—	16,129

	$374,110	$67,608	$290,373	$16,129

Our assets measured at fair value on a recurring basis at December 31, 2011, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$231,634	$—	$231,634	$—
GSEs	33,949	33,949	—	—
Municipal securities	47,313	—	47,313	—
U.S. treasury notes	21,748	21,748	—	—
Certificates of deposit	2,272	—	2,272	—
Auction rate securities	16,134	—	—	16,134

	$353,050	$55,697	$281,219	$16,134

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)
Balance at December 31, 2011	$16,134
Total gains (unrealized only):
Included in other comprehensive income	145
Settlements	(150)

Balance at March 31, 2012	$16,129

The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at March 31, 2012	$115

The carrying amounts and estimated fair values of our long-term debt as well as the applicable fair value hierarchy tier, at March 31, 2012, are contained in the table below. Our convertible senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Borrowings under our credit facility and our term loan are classified as Level 3 financial instruments, because certain inputs used to determine the fair value of these agreements are unobservable. The carrying value of the credit facility and the term loan at March 31, 2012 approximates fair value because of the short period of time between the borrowing under the credit facility in the first quarter of 2012, and the term loan’s origination date of December 7, 2011, and March 31, 2012, respectively.

	Carrying	Estimated	Fair Value
	Value	Fair Value	Level Hierarchy
	(In thousands)
Credit facility	$10,000	$10,000	Level 3
Term loan	48,299	48,299	Level 3
Convertible senior notes	170,969	239,117	Level 2

	$229,268	$297,416

6. Investments

The following tables summarize our investments as of the dates indicated:

	March 31, 2012
		Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$235,184	$678	$103	$235,759
GSEs	36,574	50	6	36,618
Municipal securities	51,963	305	28	52,240
U.S. treasury notes	30,953	41	4	30,990
Certificates of deposit	2,374	—	—	2,374
Auction rate securities	18,850	—	2,721	16,129

	$375,898	$1,074	$2,862	$374,110

	December 31, 2011
		Gross		Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$231,407	$442	$215	$231,634
GSEs	33,912	46	9	33,949
Municipal securities	47,099	232	18	47,313
U.S. treasury notes	21,627	121	—	21,748
Certificates of deposit	2,272	—	—	2,272
Auction rate securities	19,000	—	2,866	16,134

	$355,317	$841	$3,108	$353,050

The contractual maturities of our investments as of March 31, 2012 are summarized below:

		Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$193,996	$194,299
Due one year through five years	163,552	164,118
Due after ten years	18,350	15,693

	$375,898	$374,110

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales and maturities of available-for-sale securities were $65.8 million and $61.3 million for the three months ended March 31, 2012, and 2011, respectively. Net realized investment gains for the three months ended March 31, 2012, and 2011 were $64,000 and $157,000 respectively.

We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities discussed in Note 5, “Fair Value Measurements,” we have determined that unrealized gains and losses at March 31, 2012, and December 31, 2011, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of March 31, 2012.

	In a Continuous Loss		In a Continuous Loss
	Position		Position
	for Less than 12 Months		for 12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Corporate debt securities	$32,085	$103	$—	$—	$32,085	$103
GSEs	4,674	6	—	—	4,674	6
Municipal securities	12,565	28	—	—	12,565	28
Auction rate securities	—	—	16,129	2,721	16,129	2,721
U.S. treasury notes	7,052	4	—	—	7,052	4

	$56,376	$141	$16,129	$2,721	$72,505	$2,862

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

	March 31,	December 31,
	2012	2011
	(In thousands)
Health Plans segment:
California	$61,799	$22,175
Michigan	11,362	8,864
Missouri	24,390	27,092
New Mexico	10,728	9,350
Ohio	31,655	27,458
Texas	16,335	1,608
Utah	3,886	2,825
Washington	17,014	15,006
Wisconsin	2,001	4,909
Others	2,809	2,489

Total Health Plans segment	181,979	121,776
Molina Medicaid Solutions segment	40,275	46,122

	$222,254	$167,898

The increase in our California health plan receivables at March 31, 2012, compared with December 31, 2011 is due to a change in premium payment timing by the state of California. The state is now paying capitation one month in arrears, so the California health plan’s receivables balance at March 31, 2012 includes an additional month of premiums receivable.

8. Restricted Investments

Pursuant to the regulations governing our health plan subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities in certificates of deposit and U.S. treasury securities. Additionally, we maintain restricted investments as protection against the insolvency of certain capitated providers. The following table presents the balances of restricted investments:

	March 31,	December 31,
	2012	2011
	(In thousands)
California	$373	$372
Florida	5,200	5,198
Insurance Company	—	4,711
Michigan	1,000	1,000
Missouri	503	504
New Mexico	15,907	15,905
Ohio	9,078	9,078
Texas	3,514	3,518
Utah	2,990	2,895
Washington	151	151
Other	3,231	2,832

	$41,947	$46,164

The contractual maturities of our held-to-maturity restricted investments as of March 31, 2012 are summarized below.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$40,906	$40,912
Due one year through five years	1,041	1,047

	$41,947	$41,959

9. Medical Claims and Benefits Payable

The following table presents the components of the change in our medical claims and benefits payable as of and for the periods indicated. The negative amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period exceeded the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Balances at beginning of period	$402,476	$354,356
Components of medical care costs related to:
Current period	1,167,580	3,911,803
Prior periods	(36,592)	(51,809)

Total medical care costs	1,130,988	3,859,994

Payments for medical care costs related to:
Current period	750,994	3,516,994
Prior periods	326,637	294,880

Total paid	1,077,631	3,811,874

Balances at end of period	$455,833	$402,476

Benefit from prior period as a percentage of:
Balance at beginning of period	9.1%	14.6%
Premium revenue	2.8%	1.1%
Total medical care costs	3.2%	1.3%

We recognized a benefit from prior period claims development in the amount of $36.6 million for the three months ended March 31, 2012. This amount represents our estimate as of March 31, 2012 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2011 exceeded the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2011 was due primarily to the following factors:

•	For our Washington health plan, we underestimated the amount of recoveries we would collect for certain high-cost newborn claims, resulting in an overestimation of reserves at year end.

•	For our Texas health plan, we overestimated the cost of new members in STAR+ (the name of our ABD program in Texas), in the Dallas region.

•

In early 2011, the state of Michigan was delayed in the enrollment of newborns in managed care plans; the delay was resolved by mid-2011. This caused a large number of claims with older dates of service to be paid during late 2011, resulting in an artificial increase in the lag time for claims payment at our Michigan health plan. We adjusted reserves downward for this issue at December 31, 2011, but the adjustment did not capture all of the claims overestimation.

•

Offsetting some of the overestimation items described above, our Missouri health plan reserves were underestimated as a result of an unusually large number of premature infants during the fourth quarter.

We recognized a benefit from prior period claims development in the amount of $44.4 million and $51.8 million for the three months ended March 31, 2011, and the year ended December 31, 2011, respectively. This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2010, as a result of the following factors:

•	We overestimated the impact of a buildup in claims inventory in Ohio.

•	We overestimated the impact of the settlement of disputed provider claims in California.

•

We underestimated the reduction in outpatient facility claims costs as a result of a fee schedule reduction in New Mexico effective November 2010, partially offsetting the impact of the two items above.

In estimating our claims liability at March 31, 2012, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•

Our Texas health plan membership nearly doubled in March 2012. In addition, effective March 1, 2012, we have assumed inpatient medical liability for STAR+ (an area of coverage that was previously carved out). Reserves for new coverage and new regions are based on the state’s pricing estimates.

•

Our California health plan is enrolling about 2,000 new ABD members per month as a result of the mandatory assignment of ABD members to managed care plans effective July 1, 2011. These new members are converting from fee-for-service and are higher cost than our base ABD members

•

Our Michigan health plan’s billed charges of claims in inventory at March 31, 2012 were about 2.5 times higher than the amount at December 31, 2011. This was due in part to approximately 6,000 new dual-eligible members that were enrolled for Medicaid benefits only in December 2011. As we are responsible only for the Medicaid portion of these benefits, the ratio of paid to billed claims for dual eligible members is very small, and this inventory buildup may not represent a large increase in liability.

•	Our Wisconsin health plan converted from its legacy claims processing system to the Company’s single managed care platform, or QNXT, effective February 1, 2012.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2011 and through March 31, 2012, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

10. Long-Term Debt

Credit Facility

On September 9, 2011, we entered into a credit agreement for a $170 million revolving credit facility (the “Credit Facility”) with various lenders and U.S. Bank National Association, as LC Issuer, Swing Line Lender, and Administrative Agent. The Credit Facility is used for general corporate purposes.

The Credit Facility has a term of five years under which all amounts outstanding will be due and payable on September 9, 2016. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $195 million. As of March 31, 2012 there was $10.0 million outstanding under the Credit Facility. Additionally, as of March 31, 2012, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho, which reduces the amount available under the Credit Facility.

Borrowings under the Credit Facility bear interest based, at our election, on the base rate plus an applicable margin or the Eurodollar rate. The base rate is, for any day, a rate of interest per annum equal to the highest of (i) the prime rate of interest announced from time to time by U.S. Bank or its parent, (ii) the sum of the federal funds rate for such day plus 0.50% per annum and (iii) the Eurodollar rate (without giving effect to the applicable margin) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%. The Eurodollar rate is a reserve adjusted rate at which Eurodollar deposits are offered in the interbank Eurodollar market plus an applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee of 0.25% to 0.50% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Credit Facility. The applicable margins range between 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Eurodollar loans, in each case, based upon our leverage ratio.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, with the exception of certain of our real estate assets, and by a pledge of the capital stock or membership interests of our operating subsidiaries and health plans (with the exception of the California health plan).

The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 as of the end of each fiscal quarter and a fixed charge coverage ratio of not less than 1.75 to 1.00. At March 31, 2012, we were in compliance with all financial covenants under the Credit Facility.

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

Term Loan

On December 7, 2011, our wholly owned subsidiary Molina Center LLC entered into a Term Loan Agreement with various lenders and East West Bank, as Administrative Agent (the “Administrative Agent”). Pursuant to the terms of the Term Loan Agreement, Molina Center LLC borrowed the aggregate principal amount of $48.6 million to finance a portion of the $81 million purchase price for the acquisition of the approximately 460,000 square foot office building, or Molina Center, located in Long Beach, California.

The outstanding principal amount under the Term Loan Agreement bears interest at the Eurodollar rate for each Interest Period (as defined below) commencing January 1, 2012. The Eurodollar rate is a per annum rate of interest equal to the greater of (a) the rate that is published in the Wall Street Journal as the London interbank offered rate for deposits in United States dollars, for a period of one month, two business days prior to the commencement of an Interest Period, multiplied by a statutory reserve rate established by the Board of Governors of the Federal Reserve System, or (b) 4.25%. The loan matures on November 30, 2018, and is subject to a 25-year amortization schedule that commenced on January 1, 2012.

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

Convertible Senior Notes

As of March 31, 2012, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

The proceeds from the issuance of the Notes have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of March 31, 2012, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 30 months. The Notes’ if-converted value did not exceed their principal amount as of March 31, 2012. At March 31, 2012, the equity component of the Notes, net of the impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	As of	As of
	March 31,	December 31,
	2012	2011
	(In thousands)
Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(16,031)	(17,474)

Net carrying amount	$170,969	$169,526

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Interest cost for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,753	$1,753
Amortization of the discount on the liability component	1,443	1,340

Total interest cost recognized	$3,196	$3,093

11. Stockholders’ Equity

Securities Repurchase Program. Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014 (see Note 10, “Long-Term Debt”). The repurchase program will be funded with working capital or the Company’s credit facility, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time. No securities were purchased under this program in the three months ended March 31, 2012.

Stock Plans. In connection with the plans described in Note 4, “Share-Based Compensation,” we issued approximately 531,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the three months ended March 31, 2012. Stock plan activity resulted in a $1.9 million increase to additional paid-in capital for the same period.

12. Segment Reporting

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

Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in an additional five states.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenue:
Health Plans:
Premium revenue	$1,327,449	$1,081,438
Investment income	1,717	1,594
Rental income	2,209	—

	1,331,375	1,083,032
Molina Medicaid Solutions:
Service revenue	42,205	36,674

	$1,373,580	$1,119,706

Depreciation and amortization:
Health Plans	$13,743	$11,385
Molina Medicaid Solutions	4,596	6,709

	$18,339	$18,094

Operating Income:
Health Plans	$25,011	$29,606
Molina Medicaid Solutions	8,409	1,694

Total operating income	33,420	31,300
Interest expense	4,298	3,603

Income before income taxes	$29,122	$27,697

	March 31,	December 31,
	2012	2011
Goodwill and intangible assets, net:
Health Plans	$152,826	$159,963
Molina Medicaid Solutions	94,352	95,787

	$247,178	$255,750

Total assets:
Health Plans	$1,501,964	$1,425,764
Molina Medicaid Solutions	238,040	226,382

	$1,740,004	$1,652,146

13. Commitments and Contingencies

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

Molina Medicaid Solutions

On April 6, 2012, Molina Medicaid Solutions received a schedule from the state of Maine purporting to represent the approximately $32.6 million in damages suffered by the state related to the delay in the “go live” date for the state’s MMIS from March 1, 2010 to September 1, 2010, and for other unspecified matters. The level of detail provided in the schedule is not adequate for us to determine the specific nature of the damages claimed by the state. No formal claim has been asserted against us by the state, nor has any legal basis been asserted for any potential claims against us. To the extent that the state decides to pursue its alleged claims against us, Unisys Corporation, or Unisys, the former owner of the MMIS, has agreed to assume the defense of that portion of the claim related to the delay in the “go live” date from March 1, 2010 to August 1, 2010, since that delay had been agreed upon with the state prior to our May 1, 2010 acquisition of Molina Medicaid Solutions from Unisys. The amount of our potential liability related to this matter, if any, cannot be reasonably estimated at this time, nor can a range of such possible liability be established.

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

Regulatory Capital and Dividend Restrictions

Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $519.5 million at March 31, 2012, and $492.4 million at December 31, 2011.

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

As of March 31, 2012, our health plans had aggregate statutory capital and surplus of approximately $536.3 million compared with the required minimum aggregate statutory capital and surplus of approximately $265.1 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2012. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

Receivable/Liability for Ceded Life and Annuity Contracts

Prior to February 17, 2012, we reported a 100% ceded reinsurance arrangement for life insurance policies written and held by our wholly owned insurance subsidiary, Molina Healthcare Insurance Company, by recording a non-current receivable from the reinsurer with a corresponding non-current liability for ceded life and annuity contracts. Effective February 17, 2012, we sold Molina Healthcare Insurance Company. The transaction resulted in the elimination of both the noncurrent receivable and liability for ceded life and annuity contracts, each amounting to $23.4 million as of December 31, 2011. Additionally, a gain of approximately $2.4 million was recorded upon closing of the transaction, recorded to general and administrative expenses in the accompanying consolidated income statement.

We remain liable for benefits payable under the life insurance policies that were held by Molina Healthcare Insurance Company, in the event that both the reinsurer and the buyer of Molina Healthcare Insurance Company are unable to pay those benefits. We believe the possibility of our having to pay such benefits is remote, and no provision for the payment of such benefits is included in our consolidated financial statements.

14. Related Party Transactions

We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. As of both March 31, 2012, and December 31, 2011, our carrying amount for this investment amounted to $3.9 million. For the three months ended March 31, 2012 and 2011, we paid $6.6 million, and $5.4 million, respectively, for medical service fees to this provider.

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

•

management of our medical costs, including seasonal flu patterns and rates of utilization that are consistent with our expectations, and the reduction over time of the high medical costs associated with new populations;

•

the success of our efforts to retain existing government contracts and to obtain new government contracts (including those serving dual-eligible members) in connection with requests for proposals, or RFPs, in both existing and new states, and our ability to grow our revenues consistent with our expectations;

•	the accurate estimation of incurred but not reported medical costs across our health plans;

•	risks associated with the continued growth in new Medicaid and Medicare enrollees, and the development of actuarially sound rates with respect to such new enrollees;

•	retroactive adjustments to premium revenue or accounting estimates which require adjustment based upon subsequent developments, including Medicaid pharmaceutical rebates;

•	the continuation without termination of the government contracts of both our health plans and Molina Medicaid Solutions;

•	the timing of receipt and recognition of revenue and the amortization of expense under the state contracts of Molina Medicaid Solutions in Maine and Idaho;

•	additional administrative costs and the potential payment of additional amounts to providers and/or the state by Molina Medicaid Solutions as a result of MMIS implementation issues in Maine or Idaho;

•	government audits and reviews, and any enrollment freeze or monitoring program that may result therefrom;

•	changes with respect to our provider contracts and the loss of providers;

•

the establishment of a federal or state medical cost expenditure floor as a percentage of the premiums we receive, and the interpretation and implementation of medical cost expenditure floors, administrative cost and profit ceilings, and profit sharing arrangements;

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings, including our RFP protests or appeals;

•	restrictions and covenants in our credit facility;

•	the relatively small number of states in which we operate health plans;

•	the availability of financing to fund and capitalize our acquisitions and start-up activities and to meet our liquidity needs;

•	a state’s failure to renew its federal Medicaid waiver;

•	an inadvertent unauthorized disclosure of protected health information;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments; and

•	changes in general economic conditions, including unemployment rates.

Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.

This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. This segment served approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals as of March 31, 2012. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.

Our health plans’ state Medicaid contracts generally have a term of one- to two-years and are renewable on an annual or biannual basis at the discretion of the state. Additionally, our state health plans submit proposals for additional membership opportunities that arise from time to time. For example, our Texas health plan has added significant membership since the first quarter of 2011, including approximately 76,000 Temporary Assistance for Needy Families, or TANF, members, 57,800 ABD members, and 18,000 Children’s Health Insurance Program, or CHIP, members. At April 30, 2012, the Texas health plan’s enrollment was approximately 300,000 members, an increase of 172,000 members since March 31, 2011. Our health plan subsidiaries have often been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. For example, in January 2012 our Washington health plan was named as a successful bidder in the RFP process for Medicaid and Basic Health coverage in the state of Washington through 2013. However, there can be no assurance that these contracts will continue to be renewed as in the case of our Ohio and Missouri health plans, described below.

On April 6, 2012, the Ohio Department of Jobs and Family Services notified our Ohio health plan that it had not been selected to participate under the recently issued Ohio Medicaid Managed Care Plan Request for Applications, or RFA. As a result the Ohio health plan’s existing Medicaid contract with the state is scheduled to expire without renewal on December 31, 2012. We appealed the outcome of the RFA process on April 16, 2012. The Ohio health plan’s Medicaid contract comprises nearly all of its revenue and expenses; therefore should the appeal be unsuccessful most of its business activities will be suspended effective January 1, 2013. We intend to continue serving members under our Medicare Advantage contract in Ohio subsequent to December 31, 2012, and will also pursue other business opportunities. With statutory net worth in excess of $121 million at March 31, 2012, we believe our Ohio health plan has adequate resources to operate indefinitely in the absence of its Medicaid contract. For the three months ended March 31, 2012, our Ohio health plan contributed premium revenue of $293.5 million, or 22.1% of total premium revenue, and comprised 249,000 members, or 13.6% of total Health Plans segment membership.

On February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan’s existing contract with the state is scheduled to expire without renewal on June 30, 2012. For the three months ended March 31, 2012, our Missouri health plan contributed premium revenue of $56.6 million, or 4.3% of total premium revenue, and comprised 81,000 members, or 4.4% of total Health Plans segment membership.

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

On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement Medicaid Management Information System, or MMIS, to another firm. For the three months ended March 31, 2012, our revenue under the Louisiana MMIS contract was $12.3 million, or 29.3% of total service revenue. We expect that we will continue to perform under this contract through implementation and acceptance of the successor MMIS. Based upon our past experience and our knowledge of the Louisiana MMIS bid process, we believe that implementation and acceptance of the successor MMIS will not occur until 2014 at the earliest. Through implementation and acceptance of the successor MMIS we expect to recognize between $45 million and $50 million in revenue annually under our Louisiana MMIS contract.

In the second quarter of 2012, we expect to respond to several RFPs and invitations to negotiate with respect to new business, including proposals to serve dual eligible populations and applications to participate in CMS’ Capitated Financial Alignment Demonstration project. In addition, with regard to existing business, we expect the state of New Mexico to issue an RFP for its Salud! and State Coverage Insurance (SCI) programs in September 2012, with the new Salud! and SCI contract to start in late 2013 or early 2014.

The Company’s Board of Directors has organized a special committee of independent directors to consider and negotiate a possible lease transaction involving certain real property located in Long Beach, California. The property is owned by 6th and Pine Development, LLC, the members of which include John C. Molina, our chief financial officer and a director, and his wife. Negotiations between the special committee and 6th and Pine Development are currently ongoing. In the event we agree to enter into a lease for space with 6th and Pine Development, we will promptly report our execution of such agreement in a current report on Form 8-K.

Composition of Revenue and Membership

Health Plans Segment

Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the three months ended March 31, 2012, we received approximately 95% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

For the three months ended March 31, 2012, we recognized approximately 5% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.

The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for the Children’s Health Insurance Program, or CHIP, members are generally among our lowest, with rates as low as approximately $70 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the Temporary Assistance for Needy Families, or TANF, Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $110 in California to $260 in Ohio. Among our Medicaid Aged, Blind or Disabled, or ABD, membership, PMPM premiums range from approximately $340 in Utah to $1,400 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy, inpatient, behavioral health and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest PMPM premiums, at approximately $1,200 PMPM.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	March 31,	December 31,	March 31,
	2012	2011	2011
Total Ending Membership by Health Plan:
California	351,000	355,000	347,000
Florida	69,000	69,000	66,000
Michigan	222,000	222,000	225,000
Missouri (1)	81,000	79,000	82,000
New Mexico	89,000	88,000	90,000
Ohio (2)	249,000	248,000	248,000
Texas	280,000	155,000	128,000
Utah	86,000	84,000	80,000
Washington	356,000	355,000	341,000
Wisconsin	42,000	42,000	40,000

Total	1,825,000	1,697,000	1,647,000

Total Ending Membership by State for our Medicare Advantage Plans:
California	6,900	6,900	5,300
Florida	800	800	600
Michigan	8,500	8,200	6,700
New Mexico	900	800	700
Ohio (2)	200	200	400
Texas	800	700	600
Utah	8,100	8,400	6,700
Washington	5,200	5,000	3,300

Total	31,400	31,000	24,300

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	37,300	31,500	14,100
Florida	10,500	10,400	10,300
Michigan	38,800	37,500	32,000
New Mexico	5,600	5,600	5,600
Ohio (2)	29,700	29,100	28,200
Texas	109,000	63,700	51,200
Utah	8,700	8,500	8,200
Washington	4,700	4,800	4,300
Wisconsin	1,700	1,700	1,700

Total	246,000	192,800	155,600

(1)	Our existing contract with the state of Missouri is scheduled to expire without renewal on June 30, 2012.

(2)	Our existing contract with the state of Ohio is scheduled to expire without renewal on December 31, 2012.

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

•

Other — Expenses for medically related administrative costs of approximately $32.1 million, and $24.4 million, for the three months ended March 31, 2012 and 2011, respectively, including certain provider incentive costs, reinsurance, costs to operate our medical clinics, and other medical expenses.

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

First Quarter Financial Performance Summary

The following table and narrative briefly summarizes our financial and operating performance for the three months ended March 31, 2012. Comparable metrics for the first quarter of 2011 are also shown. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio and the premium tax ratio are computed as a percentage of premium revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended March 31,
	2012	2011
	(Dollar amounts in thousands, except per-share data)
Earnings per diluted share	$0.39	$0.38
Premium revenue	$1,327,449	$1,081,438
Service revenue	$42,205	$36,674
Operating income	$33,420	$31,300
Net income	$18,089	$17,388
Total ending membership	1,825,000	1,647,000

Premium revenue	96.6%	96.6%
Service revenue	3.1	3.3
Investment income	0.1	0.1
Rental income	0.2	—

Total revenue	100.0%	100.0%

Medical care ratio	85.2%	84.5%
General and administrative expense ratio	8.8%	8.4%
Premium tax ratio	3.3%	3.4%
Operating income	2.4%	2.8%
Net income	1.3%	1.6%
Effective tax rate	37.9%	37.2%

First Quarter 2012 Overview

For the first quarter of 2012, our net income was $18.1 million, or $0.39 per diluted share, compared with net income of $17.4 million, or $0.38 per diluted share, for the first quarter of 2011.

We recorded higher revenue in our Health Plans segment and experienced a higher margin in our Molina Medicaid Solutions segment. These increases were offset by lower margins in the Health Plans segment. In the aggregate, we achieved higher net income for the first quarter of 2012 when compared with the first quarter of 2011.

Our established health plans continue to perform well, with the Florida, Michigan, New Mexico, Utah, Texas, Washington and Wisconsin health plans reporting improved medical margins over the first quarter of 2011. The medical margin of our Ohio health plan was reduced as a result of a premium rate reduction effective January 1, 2012. In addition, the Ohio health plan is earning lower margins on the pharmacy benefit (added October 1, 2011) than on its business as a whole. The medical margin of our California health plan decreased primarily due to premium rate reductions effective July 1, 2011, and the mandatory assignment of SPD members to managed care plans starting June 1, 2011. The California health plan is currently experiencing a medical care ratio in excess of 90% for these members. It has been our experience that state funding agencies often underestimate the cost of serving new populations or of providing new benefits, requiring them to increase premium rates paid to managed care plans in subsequent periods.

Results of Operations

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Health Plans Segment

Premium Revenue

Premium revenue for the first quarter of 2012 increased 22.7% over the first quarter of 2011, due to a membership increase of approximately 6.5% (on a member-month basis), and a premium revenue PMPM increase of approximately 15.2%. Premium revenue PMPM increased as a result of both the extensions of additional benefits, such as pharmacy and inpatient facility care, to some of our membership and a shift in member mix to more medically intensive populations.

We also experienced notable membership growth at our Utah and Washington health plans. We care for a larger percentage of aged, blind or disabled, or ABD, members and Medicare members than a year ago. In the first quarter of 2012, 15% of our membership (on a member-month basis) comprised ABD members (including California SPD and Texas STAR+ members) and Medicare members, compared with just 11% of membership in the first quarter of 2011. Premium revenue PMPM also increased due to the inclusion of revenue from the pharmacy benefit for our Ohio health plan, which did not provide this benefit in the first quarter of 2011.

Medical Care Costs

The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended March 31,
	2012			2011
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$777,267	$148.81	68.7%	$655,884	$133.78	71.8%
Capitation	136,038	26.04	12.0	128,682	26.25	14.1
Pharmacy	173,237	33.17	15.3	91,576	18.68	10.0
Other	44,446	8.51	4.0	37,390	7.63	4.1

Total	$1,130,988	$216.53	100.0%	$913,532	$186.34	100.0%

Medical care costs increased in the first quarter of 2012 primarily due to the growth of membership in the Texas health plan. The Texas health plan experienced significant growth of members in its ABD program. These members have higher medical costs than other populations. The percentage of ABD member months in our Texas plan increased from 35% in the first quarter of 2011 to 40% in the first quarter of 2012. Overall, Texas health plan membership more than doubled when compared with the first quarter of 2011. The Company’s medical margin deteriorated in the first quarter of 2012, when compared with the first quarter of 2011. The decrease in the medical margin was primarily due to:

•

A shift in member mix to more costly members that are transitioning to a managed care environment, including Texas and California ABD members. These members start out with higher medical care ratios; and

•	Rate decreases of approximately 2% in Ohio effective January 1, 2012, and approximately 3% in California effective July 1, 2011.

The medical care ratio of the California health plan increased to 87.4% in the three months ended March 31, 2012, from 84.3% in the three months ended March 31, 2011, primarily due to premium rate reductions of approximately 3% effective July 1, 2011. Additionally, the California health plan has added approximately 23,000 new ABD members since the first quarter of 2011. While this change in member mix has increased blended health plan premium revenue PMPM by 18% to $153 in the first quarter of 2012 from $130 in the first quarter of 2011, associated medical care costs are also higher for these members. The California health plan’s aggregate medical care costs increased approximately 22% PMPM in the three months ended March 31, 2012 compared with the same period in 2011.

The medical care ratio of the Florida health plan decreased to 88.2% in the three months ended March 31, 2012, from 96.6% in the three months ended March 31, 2011, primarily due to initiatives that have reduced pharmacy and behavioral health costs, and a premium rate increase of approximately 7.5% effective September 1, 2011.

The medical care ratio of the Michigan health plan decreased to 79.9% in the three months ended March 31, 2012, from 81.2% in the three months ended March 31, 2011, primarily due to improved Medicare performance and lower inpatient facility costs.

The medical care ratio of the Missouri health plan increased to 93.8% in the three months ended March 31, 2012, from 93.6% in the three months ended March 31, 2011, primarily due to increased inpatient facility costs associated with an unusually large number of premature infants delivered. The health plan received a premium rate increase of approximately 5% effective July 1, 2011.

The medical care ratio of the New Mexico health plan decreased to 80.6% in the three months ended March 31, 2012, from 82.8% in the three months ended March 31, 2011. The New Mexico health plan received a premium rate reduction of approximately 2.5% effective July 1, 2011.

The medical care ratio of the Ohio health plan increased to 80.6% in the three months ended March 31, 2012, from 74.6% in the three months ended March 31, 2011, partially due to a premium rate reduction of approximately 2.0% PMPM effective January 1, 2012, Additionally, the restoration of the pharmacy benefit to all managed care plans in Ohio effective October 1, 2011 has increased the Ohio health plan’s medical care ratio. The medical care ratio attributable to the pharmacy benefit alone was approximately 87%, which resulted in a 180 basis point increase to the Ohio health plan’s aggregate medical care ratio for the first quarter of 2012.

The medical care ratio of the Texas health plan decreased to 90.8% in the three months ended March 31, 2012, from 91.1% in the three months ended March 31, 2011. Additionally, in March 2012 the Texas health plan received rate increases to provide for its assumption of inpatient and pharmacy risk for all existing populations. The Texas health plan has added significant membership since the first quarter of 2011, including approximately 76,000 Temporary Assistance for Needy Families, or TANF, members, 57,800 ABD members, and 18,000 Children’s Health Insurance Program, or CHIP, members. At April 30, 2012 the Company’s Texas enrollment was approximately 300,000 members.

The medical care ratio of the Utah health plan decreased to 77.0% in the three months ended March 31, 2012, from 79.3% in the three months ended March 31, 2011, primarily due to reduced fee-for-service inpatient and physician costs. Lower fee-for-service costs were the result of both lower unit costs and lower utilization. The Utah health plan received a premium rate reduction of approximately 2% effective July 1, 2011.

The medical care ratio of the Washington health plan decreased to 84.1% in the three months ended March 31, 2012, from 86.6% in the three months ended March 31, 2011, primarily due to lower Medicaid fee-for-service utilization.

The medical care ratio of the Wisconsin health plan decreased to 98.5% in the three months ended March 31, 2012, from 118.1% in the three months ended March 31, 2011. In the first quarter of 2011, the Wisconsin health plan recorded a premium deficiency reserve amounting to $3.35 million; there was no such reserve recorded in the first quarter of 2012. We have undertaken a number of measures — focused on both utilization and unit cost reductions — to improve the profitability of the Wisconsin health plan.

Health Plans Segment Operating Data

The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended March 31, 2012
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months (1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,059	$161,685	$152.65	$141,349	$133.45	87.4%	$2,309
Florida	208	56,190	269.87	49,569	238.07	88.2	7
Michigan	665	167,906	252.49	134,211	201.82	79.9	9,084
Missouri (2)	243	56,613	233.32	53,120	218.93	93.8	—
New Mexico	266	83,261	313.29	67,111	252.52	80.6	1,953
Ohio (3)	746	293,525	393.73	236,701	317.51	80.6	22,853
Texas	592	198,236	334.61	180,089	303.97	90.8	3,197
Utah	252	75,138	297.59	57,881	229.24	77.0	—
Washington	1,067	215,610	202.08	181,425	170.04	84.1	3,912
Wisconsin	125	17,142	136.97	16,886	134.92	98.5	—
Other (4)	—	2,143	—	12,646	—	—	115

	5,223	$1,327,449	$254.14	$1,130,988	$216.53	85.2%	$43,430

	Three Months Ended March 31, 2011
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months (1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,041	$134,976	$129.63	$113,737	$109.24	84.3%	$1,902
Florida	192	49,222	256.63	47,568	248.01	96.6	17
Michigan	678	164,760	243.06	133,728	197.28	81.2	9,846
Missouri (2)	245	55,166	225.33	51,608	210.79	93.6	—
New Mexico	271	84,606	311.93	70,038	258.21	82.8	1,965
Ohio (3)	737	230,340	312.68	171,752	233.15	74.6	17,775
Texas	349	80,811	231.49	73,615	210.88	91.1	1,340
Utah	236	67,935	287.77	53,839	228.06	79.3	—
Washington	1,034	195,272	188.81	169,116	163.52	86.6	3,642
Wisconsin	120	16,417	137.25	19,380	162.02	118.1	—
Other (4)	—	1,933	—	9,151	—	—	63

	4,903	$1,081,438	$220.58	$913,532	$186.34	84.5%	$36,550

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.
(2)	Our existing contract with the state of Missouri is scheduled to expire without renewal on June 30, 2012.
(3)	Our existing contract with the state of Ohio is scheduled to expire without renewal on December 31, 2012.
(4)	“Other” medical care costs also include medically related administrative costs at the parent company.

Molina Medicaid Solutions Segment

Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Service revenue before amortization	$42,358	$38,860
Amortization recorded as reduction of service revenue	(153)	(2,186)

Service revenue	42,205	36,674
Cost of service revenue	30,494	31,221
General and administrative costs	2,020	2,477
Amortization of customer relationship intangibles recorded as amortization	1,282	1,282

Operating income	$8,409	$1,694

We are currently deferring recognition of all revenue as well as all direct costs (to the extent that such costs are estimated to be recoverable) in Idaho until the MMIS in that state receives certification from CMS.

Consolidated Expenses

General and Administrative Expenses

General and administrative, or G&A, expenses for the consolidated entity were $120.2 million, or 8.8% of total revenue, for the three months ended March 31, 2012, compared with $94.4 million, or 8.4% of total revenue, for the three months ended March 31, 2011. The Company incurred additional expenses in the first quarter of 2012 due to investment in administrative infrastructure in anticipation of opportunities in Texas and among the dual-eligible population.

Premium Tax Expenses

Premium tax expense decreased to 3.3% of premium revenue in the three months ended March 31, 2012, from 3.4% in the three months ended March 31, 2011.

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

	Three Months Ended March 31,
	2012		2011
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software	$9,472	0.7%	$7,401	0.7%
Amortization of intangible assets	5,553	0.4	5,266	0.4

Depreciation and amortization reported as such in the consolidated statements of income	15,025	1.1	12,667	1.1
Amortization recorded as reduction of service revenue	153	—	2,186	0.2
Amortization of capitalized software recorded as cost of service revenue	3,161	0.2	3,241	0.3

Total	$18,339	1.3%	$18,094	1.6%

Interest Expense

Interest expense increased to $4.3 million for the three months ended March 31, 2012, from $3.6 million for the three months ended March 31, 2011, due primarily to interest expense associated with the purchase of our corporate headquarters building in December 2011. Interest expense includes non-cash interest expense relating to our convertible senior notes, which amounted to $1.4 million and $1.3 million for the three months ended March 31, 2012, and 2011, respectively.

Income Taxes

Income tax expense is recorded at an effective rate of 37.9% for the three months ended March 31, 2012 compared with 37.2% for the three months ended March 31, 2011. The higher rate in 2012 is primarily due to current period share-based compensation expense that is expected to be non-deductible for tax purposes when related awards vest.

Liquidity and Capital Resources

We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of March 31, 2012, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

Investment income increased to $1.7 million for the three months ended March 31, 2012, compared with $1.6 million for the three months ended March 31, 2011. Our annualized portfolio yield for the three months ended March 31, 2012 was 0.6% compared with 0.7% for the three months ended March 31, 2011.

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

Cash provided by operating activities for the three months ended March 31, 2012 was $50.6 million compared with $84.1 million for the three months ended March 31, 2011, a decrease of $33.5 million. Deferred revenue was a source of operating cash amounting to $44.5 million in the three months ended March 31, 2012, compared with $62.6 million in the three months ended March 31, 2011.

Reconciliation of Non-GAAP (1) to GAAP Financial Measures

EBITDA (2)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net income	$18,089	$17,388
Add back:
Depreciation and amortization reported in the consolidated statements of cash flows	18,339	18,094
Interest expense	4,298	3,603
Provision for income taxes	11,033	10,309

EBITDA	$51,759	$49,394

(1)	GAAP stands for U.S. generally accepted accounting principles.
(2)	EBITDA is not prepared in conformity with GAAP because it excludes depreciation and amortization, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to the GAAP measures of net income, operating income, operating margin, or cash provided by operating activities, nor should EBITDA be considered in isolation from these GAAP measures of operating performance. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.

Capital Resources

At March 31, 2012, the parent company — Molina Healthcare, Inc. — held cash and investments of approximately $37.8 million, compared with approximately $23.6 million of cash and investments at December 31, 2011.

On a consolidated basis, at March 31, 2012, we had working capital of $474.9 million compared with $446.2 million at December 31, 2011. At March 31, 2012 we had cash and investments of $933.8 million, compared with $893.0 million of cash and investments at December 31, 2011.

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

Credit Facility

On September 9, 2011, we entered into a credit agreement for a $170 million revolving credit facility (the “Credit Facility”) with various lenders and U.S. Bank National Association, as LC Issuer, Swing Line Lender, and Administrative Agent. The Credit Facility is used for general corporate purposes.

The Credit Facility has a term of five years under which all amounts outstanding will be due and payable on September 9, 2016. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $195 million. As of March 31, 2012 there was $10.0 million outstanding under the Credit Facility. Additionally, as of March 31, 2012, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho, which reduces the amount available under the Credit Facility.

Borrowings under the Credit Facility bear interest based, at our election, on the base rate plus an applicable margin or the Eurodollar rate. The base rate is, for any day, a rate of interest per annum equal to the highest of (i) the prime rate of interest announced from time to time by U.S. Bank or its parent, (ii) the sum of the federal funds rate for such day plus 0.50% per annum and (iii) the Eurodollar rate (without giving effect to the applicable margin) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%. The Eurodollar rate is a reserve adjusted rate at which Eurodollar deposits are offered in the interbank Eurodollar market plus an applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee of 0.25% to 0.50% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Credit Facility. The applicable margins range between 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Eurodollar loans, in each case, based upon our leverage ratio.

Our obligations under the Credit Facility are secured by a lien on substantially all of our assets, with the exception of certain of our real estate assets, and by a pledge of the capital stock or membership interests of our operating subsidiaries and health plans (with the exception of the California health plan).

The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA of not more than 2.75 to 1.00 as of the end of each fiscal quarter and a fixed charge coverage ratio of not less than 1.75 to 1.00. At March 31, 2012, we were in compliance with all financial covenants under the Credit Facility.

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

Term Loan

On December 7, 2011, our wholly owned subsidiary Molina Center LLC entered into a Term Loan Agreement with various lenders and East West Bank, as Administrative Agent (the “Administrative Agent”). Pursuant to the terms of the Term Loan Agreement, Molina Center LLC borrowed the aggregate principal amount of $48.6 million to finance a portion of the $81 million purchase price for the acquisition of the approximately 460,000 square foot office building, or Molina Center, located in Long Beach, California.

The outstanding principal amount under the Term Loan Agreement bears interest at the Eurodollar rate for each Interest Period (as defined below) commencing January 1, 2012. The Eurodollar rate is a per annum rate of interest equal to the greater of (a) the rate that is published in the Wall Street Journal as the London interbank offered rate for deposits in United States dollars, for a period of one month, two business days prior to the commencement of an Interest Period, multiplied by a statutory reserve rate established by the Board of Governors of the Federal Reserve System, or (b) 4.25%. The loan matures on November 30, 2018, and is subject to a 25-year amortization schedule that commenced on January 1, 2012.

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

Convertible Senior Notes

As of March 31, 2012, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per $1,000 principal amount of the Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

Shelf Registration Statement

In the second quarter of 2012, we expect to file a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the registration, issuance, and sale of an indeterminate amount of our securities, including common stock, preferred stock, senior or subordinated debt securities, or warrants. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.

Regulatory Capital and Dividend Restrictions

Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $519.5 million at March 31, 2012, and $492.4 million at December 31, 2011.

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

As of March 31, 2012, our health plans had aggregate statutory capital and surplus of approximately $536.3 million compared with the required minimum aggregate statutory capital and surplus of approximately $265.1 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2012. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2011, we reported on our contractual obligations as of that date. There have been no material changes to our contractual obligations since that report.

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

California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At both March 31, 2012, and December 31, 2011, we recorded a liability of $1.0 million under the terms of these contract provisions.

Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At both March 31, 2012, and December 31, 2011, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.

New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premiums received by our New Mexico health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). The New Mexico health plan contract also contains certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At both March 31, 2012, and December 31, 2011, we had not recorded any liability under the terms of these contract provisions. In the fourth quarter of 2011, our New Mexico health plan entered into a contract amendment that more closely aligns the calculation of revenue with the methodology adopted under the Affordable Care Act. The contract amendment changed the calculation of the amount of revenue that may be recognized relative to medical costs.

Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $2.0 million and $0.7 million pursuant to our profit-sharing agreement with the state of Texas at March 31, 2012, and December 31, 2011, respectively.

Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services, or CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $8.0 million for anticipated Medicare risk adjustment premiums at March 31, 2012. We recorded a net receivable of $5.0 million for anticipated Medicare risk adjustment premiums at December 31, 2011.

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

Texas Health Plan Quality Incentive Premiums: Effective March 1, 2012, under our contract with the state of Texas, incremental revenue of up to 5% of our total premium may be earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures established by the state.

Wisconsin Health Plan Quality Incentive Premiums: Under our contract with the state of Wisconsin, effective beginning in 2011, up to 3.25% of the premium is withheld by the state. The withheld premiums can be earned by the health plan by meeting certain performance measures. These performance measures are generally linked to various quality-of-care measures dictated by the state.

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of March 31, 2012 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of March 31, 2012.

	Three Months Ended March 31, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$555	$336	$28	$364	$83,261
Ohio	2,678	2,678	966	3,644	293,525
Texas	5,750	5,750	—	5,750	198,236
Wisconsin	416	—	—	—	17,142

	$9,399	$8,764	$994	$9,758	$592,164

	Three Months Ended March 31, 2011
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$581	$444	$(168)	$276	$84,606
Ohio	2,662	1,350	1,823	3,173	230,340
Wisconsin	416	—	—	—	16,417

	$3,659	$1,794	$1,655	$3,449	$331,363

Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment

The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation, or DDI, of a Medicaid Management Information System, or MMIS. An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing, or BPO arrangement. While providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support and maintenance. Our Molina Medicaid Solutions contracts may extend over a number of years, particularly in circumstances where we are delivering extensive and complex DDI services, such as the initial design, development and implementation of a complete MMIS. For example, the terms of our most recently implemented Molina Medicaid Solutions contracts (in Idaho and Maine) were each seven years in total, consisting of two years allocated for the delivery of DDI services, followed by five years for the performance of BPO services. We receive progress payments from the state during the performance of DDI services based upon the attainment of predetermined milestones. We receive a flat monthly payment for BPO services under our Idaho and Maine contracts. The terms of our other Molina Medicaid Solutions contracts – which primarily involve the delivery of BPO services with only minimal DDI activity (consisting of system enhancements) – are shorter in duration than our Idaho and Maine contracts.

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

Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting and because we are unable to determine a pattern of performance of services during the contract period, we recognize all revenue (both the DDI and BPO elements) associated with such contracts on a straight-line basis over the period during which BPO, hosting, and support and maintenance services are delivered. As noted above, the period of performance of BPO services under our Idaho and Maine contracts is five years. Therefore, absent any contingencies as discussed in the following paragraph, we would recognize all revenue associated with those contracts over a period of five years. In cases where there is no DDI element associated with our contracts, BPO revenue is recognized on a monthly basis as specified in the applicable contract or contract extension.

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

Medical Claims and Benefits Payable — Health Plans Segment

The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$347,307	$301,020	$273,378
Capitation payable	37,289	53,532	43,738
Pharmacy	38,443	26,178	16,953
Other	32,794	21,746	17,313

	$455,833	$402,476	$351,382

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

The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $347.3 million of our total medical claims and benefits payable of $455.8 million as of March 31, 2012. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at March 31, 2012, was $340.4 million.

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

The following table reflects the change in our estimate of claims liability as of March 31, 2012 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding March 31, 2012, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6%)	$120,683
(4%)	80,456
(2%)	40,228
2%	(40,228)
4%	(80,456)
6%	(120,683)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of March 31, 2012 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Trended Per member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(6%)	$(83,846)
(4%)	(55,897)
(2%)	(27,949)
2%	27,949
4%	55,897
6%	83,846

The following per-share amounts are based on a combined federal and state statutory tax rate of 37.5%, and 46.9 million diluted shares outstanding for the three months ended March 31, 2012. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at March 31, 2012, net income for the three months ended March 31, 2012 would increase or decrease by approximately $12.6 million, or $0.27 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at March 31, 2012, net income for the three months ended March 31, 2012 would increase or decrease by approximately $8.7 million, or $0.19 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $62.9 million, or $1.34 per diluted share, and $43.7 million, or $0.93 per diluted share, respectively.

It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $12.6 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

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

As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities in fiscal years 2012 and 2011 were less than what we had expected when we had established our reserves. While the specific reasons for the overestimation of our liabilities were different in each of the periods presented, in general the overestimations were tied to our assessment of specific circumstances at our individual health plans which were unique to those reporting periods.

We recognized a benefit from prior period claims development in the amount of $36.6 million for the three months ended March 31, 2012. This amount represents our estimate as of March 31, 2012 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2011 exceeded the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2011 was due primarily to the following factors:

•	For our Washington health plan, we underestimated the amount of recoveries we would collect for certain high-cost newborn claims, resulting in an overestimation of reserves at year end.

•	For our Texas health plan, we overestimated the cost of new members in STAR+ (the name of our ABD program in Texas), in the Dallas region.

•

In early 2011, the state of Michigan was delayed in the enrollment of newborns in managed care plans; the delay was resolved by mid-2011. This caused a large number of claims with older dates of service to be paid during late 2011, resulting in an artificial increase in the lag time for claims payment at our Michigan health plan. We adjusted reserves downward for this issue at December 31, 2011, but the adjustment did not capture all of the claims overestimation.

•

Offsetting some of the overestimation items described above, our Missouri health plan reserves were underestimated as a result of an unusually large number of premature infants during the fourth quarter.

We recognized a benefit from prior period claims development in the amount of $44.4 million and $51.8 million for the three months ended March 31, 2011, and the year ended December 31, 2011, respectively. This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2010, as a result of the following factors:

•	We overestimated the impact of a buildup in claims inventory in Ohio.

•	We overestimated the impact of the settlement of disputed provider claims in California.

•

We underestimated the reduction in outpatient facility claims costs as a result of a fee schedule reduction in New Mexico effective November 2010, partially offsetting the impact of the two items above.

In estimating our claims liability at March 31, 2012, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•

Our Texas health plan membership nearly doubled in March 2012. In addition, effective March 1, 2012, we have assumed inpatient medical liability for STAR+ (an area of coverage that was previously carved out). Reserves for new coverage and new regions are based on the state’s pricing estimates.

•

Our California health plan is enrolling about 2,000 new ABD members per month as a result of the mandatory assignment of ABD members to managed care plans effective July 1, 2011. These new members are converting from fee-for-service and are higher cost than our base ABD members

•

Our Michigan health plan’s billed charges of claims in inventory at March 31, 2012 were about 2.5 times higher than the amount at December 31, 2011. This was due in part to approximately 6,000 new dual-eligible members that were enrolled for Medicaid benefits only in December 2011. As we are responsible only for the Medicaid portion of these benefits, the ratio of paid to billed claims for dual eligible members is very small, and this inventory buildup may not represent a large increase in liability.

•	Our Wisconsin health plan converted from its legacy claims processing system to the Company’s single managed care platform, or QNXT, effective February 1, 2012.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2011 and through March 31, 2012, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

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

	Three Months Ended March 31,		Year Ended
	2012	2011	Dec. 31, 2011
	(Dollars in thousands, except
	per-member amounts)
Balances at beginning of period	$402,476	$354,356	$354,356
Components of medical care costs related to:
Current period	1,167,580	957,909	3,911,803
Prior periods	(36,592)	(44,377)	(51,809)

Total medical care costs	1,130,988	913,532	3,859,994

Payments for medical care costs related to:
Current period	750,994	646,428	3,516,994
Prior periods	326,637	270,078	294,880

Total paid	1,077,631	916,506	3,811,874

Balances at end of period	$455,833	$351,382	$402,476

Benefit from prior period as a percentage of:
Balance at beginning of period	9.1%	12.5%	14.6%
Premium revenue	2.8%	4.1%	1.1%
Total medical care costs	3.2%	4.9%	1.3%

Claims Data:
Days in claims payable, fee for service	44 (1)	41	40
Number of members at end of period	1,825,000	1,647,000	1,697,000
Number of claims in inventory at end of period	260,800	185,300	111,100
Billed charges of claims in inventory at end of period	$403,800	$250,600	$207,600
Claims in inventory per member at end of period	0.14	0.11	0.07
Billed charges of claims in inventory per member at end of period	$221.26	$152.16	$122.33
Number of claims received during the period	4,855,600	4,342,200	17,207,500
Billed charges of claims received during the period	$4,337,000	$3,386,600	$14,306,500

(1)	The increase in the days in claims payable is primarily the result of the increased membership in the Texas health plan and the rise in medical claims reserves associated with that increased membership in the first quarter of 2012. Absent the increased Texas health plan membership, the days in claims payable would have been approximately 41 days.

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

Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A — Risk Factors, in our 2011 Annual Report on Form 10-K, which risk factors could materially affect our business, financial condition, cash flows, or results of operations. The risks described in our 2011 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows, or results of operations.

There have been no material changes to the risk factors disclosed in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014. The repurchase program will be funded with working capital or draws under our credit facility, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time. No securities were purchased under this program as of March 31, 2012.

Purchases of common stock made by or on behalf of the Company during the quarter ended March 31, 2012, including shares withheld by the Company to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 — January 31	4,213	$22.95	—	$—
February 1 — February 29	2,240	$31.85	—	$—
March 1 — March 31	256,485	$33.53	—	$—

Total	262,938	$33.35	—

(a)	During the three months ended March 31, 2012, we did not repurchase any shares of our common stock outside of our publicly announced stock repurchase program. During the quarter we withheld 262,938 shares of common stock under our 2011 Equity Incentive Plan to settle our employees’ income tax obligations.
(b)	Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time. No repurchases have been made by the Company pursuant to this repurchase plan during the quarter ended March 31, 2012.

Item 6. Exhibits

Exhibit No.	Title

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1)	XBRL Taxonomy Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC. (Registrant)

Dated: May 9, 2012	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D. Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 9, 2012	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D. Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1)	XBRL Taxonomy Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.