Form 10-Q
period 2012-06-30
MOLINA HEALTHCARE INC
filed 2012-08-06
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the issuer’s Common Stock outstanding as of July 27, 2012, was approximately 46,544,000.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Amounts in thousands, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$727,092	$493,827
Investments	344,910	336,916
Receivables	161,007	167,898
Income tax refundable	31,389	11,679
Deferred income taxes	26,858	18,327
Prepaid expenses and other current assets	29,780	19,435

Total current assets	1,321,036	1,048,082
Property, equipment, and capitalized software, net	206,489	190,934
Deferred contract costs	71,344	54,582
Intangible assets, net	90,402	101,796
Goodwill and indefinite-lived intangible assets	151,088	153,954
Auction rate securities	13,101	16,134
Restricted investments	43,608	46,164
Receivable for ceded life and annuity contracts	—	23,401
Other assets	20,400	17,099

	$1,917,468	$1,652,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$525,538	$402,476
Accounts payable and accrued liabilities	136,065	147,214
Deferred revenue	176,373	50,947
Current maturities of long-term debt	1,130	1,197

Total current liabilities	839,106	601,834
Long-term debt	269,338	216,929
Deferred income taxes	40,713	33,127
Liability for ceded life and annuity contracts	—	23,401
Other long-term liabilities	22,301	21,782

Total liabilities	1,171,458	897,073

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 46,527 shares at June 30, 2012 and 45,815 shares at December 31, 2011	46	46
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	275,556	266,022
Accumulated other comprehensive loss	(785)	(1,405)
Retained earnings	471,193	490,410

Total stockholders’ equity	746,010	755,073

	$1,917,468	$1,652,146

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in thousands, except
	net (loss) income per share)
	(Unaudited)
Revenue:
Premium revenue	$1,492,272	$1,128,770	$2,819,721	$2,210,208
Service revenue	41,724	36,888	83,929	73,562
Investment income	1,108	1,446	2,825	3,040
Rental income	1,320	—	3,529	—

Total revenue	1,536,424	1,167,104	2,910,004	2,286,810

Expenses:
Medical care costs	1,377,577	949,359	2,508,565	1,862,891
Cost of service revenue	30,613	39,215	61,107	70,436
General and administrative expenses	131,485	96,921	251,708	191,357
Premium tax expenses	39,629	37,709	83,059	74,259
Depreciation and amortization	16,387	12,490	31,412	25,157

Total expenses	1,595,691	1,135,694	2,935,851	2,224,100

Operating (loss) income	(59,267)	31,410	(25,847)	62,710
Interest expense	3,808	3,683	8,106	7,286

(Loss) income before income taxes	(63,075)	27,727	(33,953)	55,424
Provision for income taxes	(25,769)	10,287	(14,736)	20,596

Net (loss) income	$(37,306)	$17,440	$(19,217)	$34,828

Net (loss) income per share:
Basic	$(0.80)	$0.38	$(0.42)	$0.76

Diluted	$(0.80)	$0.38	$(0.42)	$0.75

Weighted average shares outstanding:
Basic	46,355	45,897	46,176	45,743

Diluted	46,355	46,471	46,176	46,392

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in thousands)
	(Unaudited)
Net (loss) income	$(37,306)	$17,440	$(19,217)	$34,828
Other comprehensive income, net of tax:
Unrealized gain on investments	324	712	620	595

Other comprehensive income	324	712	620	595

Comprehensive (loss) income	$(36,982)	$18,152	$(18,597)	$35,423

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
	(Amounts in thousands)
	(Unaudited)
Operating activities:
Net (loss) income	$(19,217)	$34,828
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,010	34,602
Deferred income taxes	(621)	(2,839)
Stock-based compensation	9,812	8,374
Gain on sale of subsidiary	(2,390)	—
Non-cash interest on convertible senior notes	2,915	2,711
Change in fair value of interest rate swap agreement	1,086	—
Amortization of premium/discount on investments	3,615	3,439
Amortization of deferred financing costs	515	1,007
Tax deficiency from employee stock compensation	(50)	(489)
Changes in operating assets and liabilities:
Receivables	6,891	26,999
Prepaid expenses and other current assets	(10,352)	(2,780)
Medical claims and benefits payable	123,062	(12,743)
Accounts payable and accrued liabilities	(22,982)	(8,715)
Deferred revenue	125,426	38,075
Income taxes	(19,737)	(7,571)

Net cash provided by operating activities	235,983	114,898

Investing activities:
Purchases of equipment	(33,301)	(30,866)
Purchases of investments	(144,348)	(183,647)
Sales and maturities of investments	136,772	121,434
Proceeds from sale of subsidiary, net of cash surrendered	9,162	—
Net cash paid in business combinations	—	(3,253)
Increase in deferred contract costs	(23,055)	(16,405)
Increase in restricted investments	(2,154)	(8,230)
Change in other noncurrent assets and liabilities	(4,383)	2,190

Net cash used in investing activities	(61,307)	(118,777)

Financing activities:
Amount borrowed under credit facility	60,000	—
Principal payments on term loan	(573)	—
Repayment of amount borrowed under credit facility	(10,000)	—
Proceeds from employee stock plans	5,485	5,640
Excess tax benefits from employee stock compensation	3,677	1,566

Net cash provided by financing activities	58,589	7,206

Net increase in cash and cash equivalents	233,265	3,327
Cash and cash equivalents at beginning of period	493,827	455,886

Cash and cash equivalents at end of period	$727,092	$459,213

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Six Months Ended June 30,
	2012	2011
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,074	$30,863

Interest	$4,719	$4,385

Schedule of non-cash investing and financing activities:
Common stock used for stock-based compensation	$9,390	$3,714

Details of sale of subsidiary:
Decrease in carrying value of assets	$30,942	$—
Decrease in carrying value of liabilities	(24,170)	—
Gain on sale	2,390	—

Proceeds from sale of subsidiary, net of cash surrendered	$9,162	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

1. Basis of Presentation

Organization and Operations

Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals and to assist state agencies in their administration of the Medicaid program.

Our Health Plans segment comprises health plans in California, Florida, Michigan, Missouri (through June 30, 2012), New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. As of June 30, 2012, these health plans served approximately 1.9 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.

Our health plans’ state Medicaid contracts generally have terms of three to four years with annual adjustments to premium rates. These contracts are renewable at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause upon 30 days to nine months with prior written notice. Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in obtaining the renewal of their contracts in each state prior to the actual expiration of their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals, or RFP, subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, on February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan’s prior contract with the state expired without renewal on June 30, 2012 subject to certain transition obligations. For the six months ended June 30, 2012, our Missouri health plan contributed premium revenue of $113.8 million, or 4.1% of total premium revenue, and comprised 79,000 members, or 4.3% of total Health Plans segment membership as of June 30, 2012.

Our state Medicaid contracts may be periodically adjusted to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations (such as the aged, blind or disabled, or ABD); and regions or service areas. For example, our Texas health plan added significant membership effective March 1, 2012, in service areas we had not previously served (the Hidalgo and El Paso service areas); and among populations we had not previously served within existing service areas, such as the Temporary Assistance for Needy Families, or TANF, population in the Dallas service area. Additionally, the health benefits provided to our TANF and ABD members in Texas under our contracts with the state were expanded to include inpatient facility and pharmacy services.

Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.

On July 13, 2012, our Molina Medicaid Solutions segment received full federal certification of its Medicaid Management Information System, or MMIS, from the Centers for Medicare and Medicaid Services, or CMS. As a result of the CMS certification, the state of Idaho is entitled to receive federal reimbursement of 75% of its MMIS operations costs retroactive to June 1, 2010, the date that the system first began processing claims.

On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement MMIS to another company For the six months ended June 30, 2012, our revenue under the Louisiana MMIS contract was approximately $24.7 million, or 29.4% of total service revenue. We expect that we will continue to perform under this contract through implementation and acceptance of the successor MMIS. Based upon our past experience and our knowledge of the Louisiana MMIS bid process, we believe that implementation and acceptance of the successor MMIS will not occur until 2014 at the earliest. Through implementation and acceptance of the successor MMIS we expect to recognize approximately $40 million in revenue annually under our Louisiana MMIS contract.

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

Reclassifications

We have reclassified certain amounts in the 2011 consolidated statement of cash flows to conform to the 2012 presentation.

2. Significant Accounting Policies

Revenue Recognition

Premium Revenue – Health Plans Segment

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

California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of $0.5 million and $1.0 million at June 30, 2012, and December 31, 2011, respectively.

Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At both June 30, 2012, and December 31, 2011, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.

New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premiums received by our New Mexico health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). The New Mexico health plan contract also contains certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At both June 30, 2012, and December 31, 2011, we had not recorded any liability under the terms of these contract provisions.

Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $6.9 million and $0.7 million pursuant to our profit-sharing agreement with the state of Texas at June 30, 2012, and December 31, 2011, respectively.

Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $13.4 million and $5.0 million for anticipated Medicare risk adjustment premiums as of June 30, 2012, and December 31, 2011, respectively.

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

Texas Health Plan Quality Incentive Premiums: Effective March 1, 2012, under our contract with the state of Texas, incremental revenue of up to 5% of our total premium may be earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures established by the state. Based upon our assessment of the performance measures at June 30, 2012, we have accrued an estimated $4.0 million of premiums that were not earned under this program.

Wisconsin Health Plan Quality Incentive Premiums: Under our contract with the state of Wisconsin, effective beginning in 2011, up to 3.25% of the premium is withheld by the state. The withheld premiums can be earned by the health plan by meeting certain performance measures. These performance measures are generally linked to various quality-of-care measures dictated by the state.

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of June 30, 2012 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of June 30, 2012.

	Three Months Ended June 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$561	$482	$630	$1,112	$85,360
Ohio	2,720	2,720	—	2,720	297,069
Texas	18,252	14,284	—	14,284	359,486
Wisconsin	449	—	246	246	18,788

	$21,982	$17,486	$876	$18,362	$760,703

	Three Months Ended June 30, 2011
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$565	$430	$486	$916	$81,973
Ohio	2,650	3,083	1,678	4,761	230,874
Texas	756	736	—	736	104,399
Wisconsin	456	—	—	—	17,840

	$4,427	$4,249	$2,164	$6,413	$435,086

	Six Months Ended June 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,116	$818	$658	$1,476	$168,621
Ohio	5,398	5,398	966	6,364	590,594
Texas	24,002	20,034	—	20,034	557,722
Wisconsin	865	—	246	246	35,930

	$31,381	$26,250	$1,870	$28,120	$1,352,867

	Six Months Ended June 30, 2011
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,146	$874	$318	$1,192	$166,579
Ohio	5,312	4,433	3,501	7,934	461,213
Texas	1,317	736	—	736	185,210
Wisconsin	872	—	—	—	34,257

	$8,647	$6,043	$3,819	$9,862	$847,259

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

Effective January 1, 2011, we adopted a new accounting standard that amends the guidance on the accounting for multiple-element arrangements. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting which is generally based on whether the deliverable has standalone value to the customer. In addition to standalone value, previous guidance also required objective and reliable evidence of fair value of a deliverable in order to treat the deliverable as a separate unit of accounting. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent. We have adopted this guidance on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. Our adoption of this guidance has not impacted the timing or pattern of our revenue recognition in 2011 or 2012. Also, there would have been no change in revenue recognized relating to multiple-element arrangements if we had adopted this guidance retrospectively for contracts entered into prior to January 1, 2011.

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

Premium Deficiency Charges

We assess the profitability of each contract by state for providing medical care services to our members and identify any contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared with the sum of anticipated future health care costs and maintenance costs. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. In the second quarter of 2012, our Texas and Wisconsin health plans recorded premium deficiency charges of $10.0 million and $3.0 million, respectively. Such charges were recorded to medical care costs.

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

The total amount of unrecognized tax benefits was $10.5 million as of June 30, 2012, and $10.7 million as of December 31, 2011. Approximately $8.4 million of the unrecognized tax benefits recorded at June 30, 2012, relate to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.3 million as of June 30, 2012. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $8.6 million due to the expiration of statute of limitations and the resolution to the state refund claim described above.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2012, and December 31, 2011, we had accrued $77,000 and $65,000, respectively, for the payment of interest and penalties.

Recent Accounting Pronouncements

Goodwill. In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance in 2012 did not impact our financial position, results of operations or cash flows.

Federal Premium-Based Assessment. In July 2011, the FASB issued new guidance related to accounting for the fees to be paid by health insurers to the federal government under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act”). The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014 that is allocated to health insurers based on the ratio of the amount of an entity’s net premium revenues written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The new guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. As enacted, this federal premium-based assessment is non-deductible for income tax purposes, and is anticipated to be significant. It is yet undetermined how this premium-based assessment will be factored into the calculation of our premium rates, if at all. Accordingly, adoption of this guidance and the enactment of this assessment as currently written could have a material impact on our financial position, results of operations, or cash flows in future periods.

Comprehensive Income. In June 2011, the FASB issued new guidance, as amended in December 2011, related to the presentation of other comprehensive income. The new guidance provides entities with an option to either replace the statement of income with a statement of comprehensive income which would display both the components of net income and comprehensive income in a combined statement, or to present a separate statement of comprehensive income immediately following the statement of income. The new guidance does not affect the components of other comprehensive income or the calculation of earnings per share; became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; and is to be applied retrospectively with early adoption permitted. We have elected to present a separate statement of comprehensive income immediately following the statement of income. The adoption of this new guidance in 2012 did not impact our financial position, results of operations or cash flows.

Fair Value. In May 2011, the FASB issued new guidance related to fair value measurement and disclosure. The new guidance is a result of joint efforts by the FASB and the International Accounting Standards Board to develop a single converged fair value framework. The new guidance expands existing disclosure requirements for fair value measurements and makes other amendments; mostly to eliminate wording differences between U.S. generally accepted accounting principles (“GAAP”) and international financial reporting standards. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; is to be applied prospectively; and early adoption was not permitted. Although the adoption of this new guidance in 2012 did not impact our financial position, results of operations or cash flows, it did change our disclosure policies relative to fair value measurements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or AICPA, and the Securities and Exchange Commission, or SEC, did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.

3. Earnings per Share

The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Shares outstanding at the beginning of the period	46,347	45,828	45,815	45,463
Weighted-average number of shares issued	8	69	361	280

Denominator for basic earnings per share	46,355	45,897	46,176	45,743
Dilutive effect of employee stock options and stock grants (1)	—	574	—	649

Denominator for diluted earnings per share (2)	46,355	46,471	46,176	46,392

(1)	Unvested restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. Potentially dilutive unvested restricted shares and stock options were not included in the computation of diluted loss per share for the three and six months ended June 30, 2012, because to do so would have been anti-dilutive. For the three and six months ended June 30, 2011, there were no anti-dilutive weighted restricted shares, respectively. For the three and six months ended June 30, 2011 there were approximately 81,200 and 122,100 anti-dilutive weighted options, respectively.
(2)	Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted (loss) earnings per share for the three month and six month periods ended June 30, 2012 and 2011, because to do so would have been anti-dilutive.

4. Share-Based Compensation

At June 30, 2012, we had employee equity incentives outstanding under three plans: (1) the 2011 Equity Incentive Plan; (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded); and (3) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). In March 2012, our chief executive officer, chief financial officer, and chief operating officer were awarded 94,050 performance units, 53,236 performance units, and 30,167 performance units, respectively, that would vest and be settled in shares of the Company’s common stock equal in number to the units granted upon the achievement of certain service and performance conditions. Each of the grants shall vest in 2012, provided that: (i) the Company’s total operating revenue for 2012 is equal to or greater than $5.5 billion, and (ii) the respective officer continues to be employed by the Company if and when the operating revenue target is met. As of June 30, 2012, we expect such performance awards to vest in full. In the event the vesting conditions are not achieved, the equity compensation awards shall lapse. Also in March 2012, our chief executive officer, chief financial officer, chief operating officer, and chief accounting officer were awarded 8,000 shares, 8,000 shares, 8,000 shares, and 3,000 shares, respectively, of performance units that would vest and be settled in shares of the Company’s common stock equal in number to the units granted upon the certification of our Idaho MMIS by CMS. Such awards vested when the Idaho MMIS was certified in July 2012.

Charged to general and administrative expenses, total stock-based compensation expense was as follows for the three month and six month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Restricted stock/performance unit awards	$4,452	$3,932	$8,850	$7,738
Stock options (including shares issued under our employee stock purchase plan)	694	378	962	636

Total stock-based compensation expense	$5,146	$4,310	$9,812	$8,374

As of June 30, 2012, there was $21.5 million of total unrecognized compensation expense related to unvested restricted stock awards, which we expect to recognize over a remaining weighted-average period of 2.5 years. As of June 30, 2012, there was $4.0 million of total unrecognized compensation expense related to performance units, which we expect to recognize by December 31, 2012.

Restricted stock/performance units activity for the six months ended June 30, 2012 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance as of December 31, 2011	1,435,882	$18.97
Restricted stock awards granted	483,057	32.10
Performance units granted	213,022	33.59
Vested	(714,699)	20.33
Performance units vested	(2,143)	35.01
Forfeited	(67,372)	22.58

Unvested balance as of June 30, 2012	1,347,747	25.06

The total fair value of restricted stock and stock unit awards, including those with performance conditions, granted during the six months ended June 30, 2012 and 2011 was $22.4 million and $17.7 million, respectively. The total fair value of restricted shares vested during the six months ended June 30, 2012 and 2011 was $23.6 million and $10.9 million, respectively.

Stock option activity for the six months ended June 30, 2012 is summarized below:

				Weighted
		Weighted		Average
		Average	Average	Remaining
		Grant Date	Intrinsic	Contractual
	Shares	Fair Value	Value	term
			(In thousands)	(Years)
Stock options outstanding as of December 31, 2011	553,049	$20.91
Granted	15,000	34.82
Exercised	(113,129)	19.30
Forfeited	(750)	22.37

Stock options outstanding as of June 30, 2012	454,170	21.77	$1,407	3.7

Stock options exercisable and expected to vest as of June 30, 2012	454,170	21.77	$1,407	3.7

Exercisable as of June 30, 2012	439,170	21.33	$1,407	3.5

5. Fair Value Measurements

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, trade accounts payable, medical claims and benefits payable, long-term debt, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:

•

Level 1 — Observable inputs such as quoted prices in active markets: Our Level 1 financial instruments recorded at fair value consist of investments including government-sponsored enterprise securities (GSEs) and U.S. treasury notes which Level 1 financial instruments are classified as current investments in the accompanying consolidated balance sheets. These financial instruments are actively traded and therefore the fair value for these securities is based on quoted market prices on one or more securities exchanges.

•

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable: Our Level 2 financial instruments recorded at fair value consist of investments including corporate debt securities, municipal securities, and certificates of deposit, which are classified as current investments in the accompanying consolidated balance sheets, and an interest rate swap derivative recorded as a noncurrent liability. Our investments classified as Level 2 are traded frequently though not necessarily daily. Fair value for the investments is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Fair value for the interest rate swap derivative is based on forward LIBOR rates that will be observable at commonly quoted intervals for the full term of the interest rate swap agreement. See Note 10, “Long-Term Debt,” for further information regarding the interest rate swap agreement.

•

Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions: Our level 3 financial instruments recorded at fair value consist of auction rate securities which are designated as available-for-sale, and are reported at fair value of $13.1 million (par value of $15.0 million) as of June 30, 2012. To estimate the fair value of these securities, we use valuations from third-party pricing models that include factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. To validate the reasonableness of these valuations, we compare such valuations to other third party valuations that provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of June 30, 2012.

Our financial instruments recorded at fair value on a recurring basis at June 30, 2012, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$220,746	$—	$220,746	$—
Government-sponsored enterprise securities (GSEs)	28,508	28,508	—	—
Municipal securities	61,922	—	61,922	—
U.S. treasury notes	31,359	31,359	—	—
Certificates of deposit	2,375	—	2,375	—
Auction rate securities	13,101	—	—	13,101

Total assets at fair value	$358,011	$59,867	$285,043	$13,101

Interest rate swap liability	$1,086	$—	$1,086	$—

Our financial instruments recorded at fair value on a recurring basis at December 31, 2011, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$231,634	$—	$231,634	$—
GSEs	33,949	33,949	—	—
Municipal securities	47,313	—	47,313	—
U.S. treasury notes	21,748	21,748	—	—
Certificates of deposit	2,272	—	2,272	—
Auction rate securities	16,134	—	—	16,134

Total assets at fair value	$353,050	$55,697	$281,219	$16,134

Interest rate swap liability	$—	$—	$—	$—

The following table presents activity for the six months ended June 30, 2012, relating to our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)
Balance at December 31, 2011	$16,134
Total gains (unrealized only):
Included in other comprehensive income	1,017
Settlements	(4,050)

Balance at June 30, 2012	$13,101

The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at June 30, 2012	$481

Fair Value Measurements – Disclosure Only

The carrying amounts and estimated fair values of our long-term debt as well as the applicable fair value hierarchy tier, at June 30, 2012, are contained in the table below. Our convertible senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Borrowings under our credit facility and our term loan are classified as Level 3 financial instruments, because certain inputs used to determine the fair value of these agreements are unobservable. The carrying value of the credit facility at June 30, 2012 approximates fair value because of the short period of time between the borrowing under the credit facility in the second quarter of 2012, and June 30, 2012. The carrying value of the term loan at June 30, 2012, approximates its fair value because there has been no significant change to our credit risk relating to this instrument from the term loan’s origination date of December 7, 2011 to June 30, 2012.

	June 30, 2012
	Carrying	Total
	Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Convertible senior notes	$172,441	$207,688	$—	$207,688	$—
Credit facility	50,000	50,000	—	—	50,000
Term loan	48,027	48,027	—	—	48,027

	$270,468	$305,715	$—	$207,688	$98,027

	December 31, 2011
	Carrying	Total
	Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Convertible senior notes	$169,526	$192,049	$—	$192,049	$—
Credit facility	—	—	—	—	—
Term loan	48,600	48,600	—	—	48,600

	$218,126	$240,649	$—	$192,049	$48,600

6. Investments

The following tables summarize our investments as of the dates indicated:

	June 30, 2012
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$220,393	$437	$84	$220,746
GSEs	28,463	47	2	28,508
Municipal securities	61,771	177	26	61,922
U.S. treasury notes	31,325	36	2	31,359
Certificates of deposit	2,375	—	—	2,375
Auction rate securities	14,950	—	1,849	13,101

	$359,277	$697	$1,963	$358,011

	December 31, 2011
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$231,407	$442	$215	$231,634
GSEs	33,912	46	9	33,949
Municipal securities	47,099	232	18	47,313
U.S. treasury notes	21,627	121	—	21,748
Certificates of deposit	2,272	—	—	2,272
Auction rate securities	19,000	—	2,866	16,134

	$355,317	$841	$3,108	$353,050

The contractual maturities of our investments as of June 30, 2012 are summarized below:

		Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$198,369	$198,590
Due one year through five years	145,958	146,320
Due after ten years	14,950	13,101

	$359,277	$358,011

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales and maturities of available-for-sale securities were $71.0 million and $60.1 million for the three months ended June 30, 2012, and 2011, respectively. Total proceeds from sales and maturities of available-for-sale securities were $136.8 million and $121.4 million for the six months ended June 30, 2012, and 2011, respectively. Net realized investment gains for the three months ended June 30, 2012, and 2011 were $174,000 and $21,000 respectively. Net realized investment gains for the six months ended June 30, 2012, and 2011 were $238,000 and $178,000 respectively.

We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities, discussed below, we have determined that unrealized gains and losses at June 30, 2012, and December 31, 2011, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

Auction Rate Securities

Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008, and such auctions have not resumed. Therefore, quoted prices in active markets have not been available since early 2008. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 3 years to 35 years. Considering the relative insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at June 30, 2012. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $67.1 million of these instruments at par value.

For six months ended June 30, 2012, and 2011, we recorded pretax unrealized gains of $1.0 million and $0.7 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of June 30, 2012.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$41,975	$66	30	$1,998	$18	2
GSEs	2,761	2	2	—	—	—
Municipal securities	22,070	22	16	2,528	4	1
Auction rate securities	—	—	—	13,101	1,849	22
U.S. treasury notes	4,738	2	4	—	—	—

Total temporarily impaired securities	$71,544	$92	52	$17,627	$1,871	25

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2011.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$72,766	$215	47	$—	$—	—
GSEs	11,493	9	9	—	—	—
Municipal securities	12,033	18	8	—	—	—
Auction rate securities	—	—	—	16,134	2,866	27
U.S. treasury notes	—	—	—	—	—	—

Total temporarily impaired securities	$96,292	$242	64	$16,134	$2,866	27

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

	June 30, 2012	December 31, 2011
	(In thousands)
Health Plans segment:
California	$21,319	$22,175
Michigan	12,462	8,864
Missouri	22,793	27,092
New Mexico	9,843	9,350
Ohio	37,838	27,458
Texas	6,237	1,608
Utah	4,647	2,825
Washington	14,139	15,006
Wisconsin	10,228	4,909
Others	2,134	2,489

Total Health Plans segment	141,640	121,776
Molina Medicaid Solutions segment	19,367	46,122

	$161,007	$167,898

8. Restricted Investments

Pursuant to the regulations governing our Health Plan subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities in certificates of deposit and U.S. treasury securities. Additionally, we maintain restricted investments as protection against the insolvency of certain capitated providers. The following table presents the balances of restricted investments.

	June 30, 2012	December 31, 2011
	(In thousands)
California	$373	$372
Florida	5,526	5,198
Insurance Company	—	4,711
Michigan	1,000	1,000
Missouri	502	504
New Mexico	15,909	15,905
Ohio	9,078	9,078
Texas	3,510	3,518
Utah	2,985	2,895
Washington	151	151
Other	4,574	2,832

	$43,608	$46,164

The contractual maturities of our held-to-maturity restricted investments as of June 30, 2012 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$42,257	$41,581
Due one year through five years	1,351	1,357

	$43,608	$42,938

9. Medical Claims and Benefits Payable

The following table presents the components of the change in our medical claims and benefits payable as of and for the periods indicated. The amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period were (more) or less than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Six Months Ended	Three Months Ended	Year Ended
	June 30, 2012	June 30, 2012	Dec. 31, 2011
	(Dollars in thousands)
Balances at beginning of period	$402,476	$455,833	$354,356
Components of medical care costs related to:
Current period	2,544,922	1,377,084	3,911,803
Prior periods	(36,357)	493	(51,809)

Total medical care costs	2,508,565	1,377,577	3,859,994

Payments for medical care costs related to:
Current period	2,033,611	891,573	3,516,994
Prior periods	351,892	416,299	294,880

Total paid	2,385,503	1,307,872	3,811,874

Balances at end of period	$525,538	$525,538	$402,476

Benefit from prior period as a percentage of:
Balance at beginning of period	9.0%	(0.1)%	14.6%
Premium revenue	1.3%	0.0%	1.1%
Total medical care costs	1.4%	0.0%	1.3%

We recognized favorable prior period claims development in the amount of $36.4 million for the six months ended June 30, 2012. This amount represents our estimate as of June 30, 2012 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2011 was more than the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2011 was due primarily to the following factors:

•	For our Washington health plan, we underestimated the amount of recoveries we would collect for certain high-cost newborn claims, resulting in an overestimation of reserves at year end.

•	For our Texas health plan, we overestimated the cost of new members in STAR+PLUS (the name of our ABD program in Texas), in the Dallas region.

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

We recognized unfavorable prior period claims development in the amount of $0.5 million for the three months ended June 30, 2012. This amount represents our estimate as of June 30, 2012 of the extent to which our initial estimate of medical claims and benefits payable at March 31, 2012 was less than the amount that will ultimately be paid out in satisfaction of that liability. The underestimation of claims liability at March 31, 2012 was due primarily to the following factors:

•

For our Texas health plan, our initial estimates of reserves at March 31, 2012 for new coverage (inpatient medical costs on STAR+PLUS members) and new regions were based on the state’s pricing assumptions. We have since learned that the claims costs are much higher than initially expected.

•	For our Missouri health plan, reserves were underestimated due to a large number of very high cost claims, including premature infants, during the first quarter of 2012.

•	We underestimated the impact of a buildup in claims inventory in our Michigan and Ohio health plans as of March 31, 2012.

We recognized favorable prior period claims development in the amount of $45.4 million and $51.8 million for the six months ended June 30, 2011, and the year ended December 31, 2011, respectively. This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2010, as a result of the following factors:

•	We overestimated the impact of a buildup in claims inventory in Ohio.

•	We overestimated the impact of the settlement of disputed provider claims in California.

•

We underestimated the reduction in outpatient facility claims costs as a result of a fee schedule reduction in New Mexico effective November 2010, partially offsetting the impact of the two items above.

In estimating our claims liability at June 30, 2012, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•

Our Texas health plan membership has nearly doubled effective March 1, 2012. In addition, effective March 1, 2012, we assumed inpatient medical liability for STAR+PLUS (an area of coverage that was previously carved out). Reserves for new coverage and new regions are now based on the newly developing claims lag patterns and comparisons with similar coverage in other regions with more historical data.

•

Our California health plan has enrolled approximately 24,000 new ABD members since June 30, 2011, as a result of the mandatory assignment of ABD members to managed care plans effective July 1, 2011. These new members converted from a fee-for-service environment, and are higher cost than our base ABD members.

•

Our claims inventory had increased significantly during the first quarter of 2012, followed by a significant reduction in claims inventory in the second quarter of 2012. Changes in claims inventory can impact historical claims lag patterns.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2011 and for the six months ended June 30, 2012, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

10. Long-Term Debt

Credit Facility

On September 9, 2011, we entered into a credit agreement for a $170 million revolving credit facility (the “Credit Facility”) with various lenders and U.S. Bank National Association, as LC Issuer, Swing Line Lender, and Administrative Agent. The Credit Facility is used for general corporate purposes.

The Credit Facility has a term of five years under which all amounts outstanding will be due and payable on September 9, 2016. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $195 million. As of June 30, 2012 there was $50.0 million outstanding under the Credit Facility. Additionally, as of June 30, 2012, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho, which reduces the amount available under the Credit Facility.

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

The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA for the trailing twelve month period of not more than 2.75 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. At June 30, 2012, we were in compliance with all financial covenants under the Credit Facility.

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

Convertible Senior Notes

As of June 30, 2012, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the Notes. This represents a conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

The proceeds from the issuance of the Notes have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of June 30, 2012, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 27 months. The Notes’ if-converted value did not exceed their principal amount as of June 30, 2012. At June 30, 2012, the equity component of the Notes, net of the impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	As of	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(14,559)	(17,474)

Net carrying amount	$172,441	$169,526

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,753	$1,753	$3,506	$3,506
Amortization of the discount on the liability component	1,472	1,371	2,915	2,711

Total interest cost recognized	$3,225	$3,124	$6,421	$6,217

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

The outstanding principal amount under the Term Loan Agreement bears interest at the Eurodollar rate for each Interest Period (as defined below) commencing January 1, 2012. The Eurodollar rate is a per annum rate of interest equal to the greater of (a) the rate that is published in the Wall Street Journal as the London interbank offered rate for deposits in United States dollars, for a period of one month, two business days prior to the commencement of an Interest Period, multiplied by a statutory reserve rate established by the Board of Governors of the Federal Reserve System, or (b) 4.25%. “Interest Period” means the period commencing on the first day of each calendar month and ending on the last day of such calendar month. The loan matures on November 30, 2018, and is subject to a 25-year amortization schedule that commenced on January 1, 2012.

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

Interest Rate Swap

In May 2012, we entered into a $42.5 million notional amount interest rate swap agreement, or Swap Agreement, with an effective date of March 1, 2013. While not designated as a hedge during the quarter ended June 30, 2012, the Swap Agreement is intended to reduce our exposure to fluctuations in the contractual variable interest rates under our Term Loan Agreement, and expires on the maturity date of the Term Loan Agreement, November 30, 2018. Under the Swap Agreement, we will receive a variable rate of the one-month LIBOR plus 3.25%, and pay a fixed rate of 5.34%. The Swap Agreement is measured and reported at fair value on a recurring basis, within Level 2 of the fair value hierarchy. Gains and losses relating to changes in its fair value are reported in earnings in the current period. As of June 30, 2012, the fair value of the Swap Agreement is a liability of $1.1 million, recorded to other noncurrent liabilities. Because the fair value of the Swap Agreement was zero at its inception in May 2012, the entire amount of the liability was charged to general and administrative expense in the quarter ended June 30, 2012. We do not use derivatives for trading or speculative purposes. We believe that we are not exposed to more than a nominal amount of credit risk relating to the Swap Agreement because the counterparty is an established and well-capitalized financial institution.

11. Stockholders’ Equity

Securities Repurchase Program. Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014 (see Note 10, “Long-Term Debt”). The repurchase program will be funded with working capital or the Company’s credit facility, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time. No securities were purchased under this program in the six months ended June 30, 2012.

Stock Plans. In connection with the plans described in Note 4, “Share-Based Compensation,” we issued approximately 712,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the six months ended June 30, 2012. Stock plan activity resulted in a $9.5 million increase to additional paid-in capital for the same period.

12. Segment Reporting

We report our financial performance based on two reportable segments: Health Plans and Molina Medicaid Solutions. Our reportable segments are consistent with how we manage the business and view the markets we serve. Our Health Plans segment consists of our state health plans which serve Medicaid populations in nine states (subsequent to the termination of our Medicaid contract in Missouri effective June 30, 2012), and also includes our smaller direct delivery line of business. Our state health plans represent operating segments that have been aggregated for reporting purposes because they share similar economic characteristics.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Revenue:
Health Plans:
Premium revenue	$1,492,272	$1,128,770	$2,819,721	$2,210,208
Investment income	1,108	1,446	2,825	3,040
Rental income	1,320	—	3,529	—
Molina Medicaid Solutions:
Service revenue	41,724	36,888	83,929	73,562

	$1,536,424	$1,167,104	$2,910,004	$2,286,810

Depreciation and amortization:
Health Plans	$15,104	$12,490	$28,847	$25,157
Molina Medicaid Solutions	4,567	4,018	9,163	9,445

	$19,671	$16,508	$38,010	$34,602

Operating (Loss) Income:
Health Plans	$(65,909)	$36,894	$(40,898)	$66,500
Molina Medicaid Solutions	6,642	(5,484)	15,051	(3,790)

Total operating (loss) income	(59,267)	31,410	(25,847)	62,710
Interest expense	3,808	3,683	8,106	7,286

(Loss) income before income taxes	$(63,075)	$27,727	$(33,953)	$55,424

	June 30,	December 31,
	2012	2011
Goodwill and intangible assets, net:
Health Plans	$148,572	$159,963
Molina Medicaid Solutions	92,918	95,787

	$241,490	$255,750

Total assets:
Health Plans	$1,682,970	$1,425,764
Molina Medicaid Solutions	234,498	226,382

	$1,917,468	$1,652,146

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

Regulatory Capital and Dividend Restrictions

Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $528.3 million at June 30, 2012, and $492.4 million at December 31, 2011.

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

As of June 30, 2012, our health plans had aggregate statutory capital and surplus of approximately $542.1 million compared with the required minimum aggregate statutory capital and surplus of approximately $265.8 million. All of our health plans except our Wisconsin health plan were in compliance with the minimum capital requirements at June 30, 2012. In late July 2012 we contributed sufficient capital to our Wisconsin health plan to ensure compliance with its minimum capital requirements. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

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

14. Related Party Transactions

We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. For the three months ended June 30, 2012 and 2011, we paid $7.0 million, and $6.6 million, respectively, for medical service fees to this provider. For the six months ended June 30, 2012 and 2011, we paid $13.6 million, and $11.9 million, respectively, for medical service fees to this provider.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbour provisions for forward-looking statements contained in the Private Securities Litigation reform Act of 1995, and we are including this statement for purposes of complying with these safe harbour provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated as a result of, but not limited to, risk factors related to the following:

•

the success and timing of our medical cost containment initiatives in Texas, the finalization of rate increases in Texas effective September 1, 2012, and other risks associated with the expansion of our Texas health plan’s service areas as of March 1, 2012;

•

significant budget pressures on state governments and their potential inability to maintain current rates, to implement expected rate increases, or to maintain existing benefit packages or membership eligibility thresholds or criteria;

•

uncertainties regarding the implementation of the Patient Protection and Affordable Care Act, including the potential refusal of a state to expand Medicaid eligibility to its uninsured population, issues surrounding state insurance exchanges, the impact of the health insurance industry excise tax, the effect of various implementing regulations, and uncertainties regarding the impact of other federal or state health care and insurance reform measures;

•

management of the Company’s medical costs, including seasonal flu patterns and rates of utilization that are consistent with the Company’s expectations, and the reduction over time of the high medical costs associated with new populations;

•

the success of the Company’s efforts to retain existing government contracts and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states, and the Company’s ability to grow the Company’s revenues consistent with the Company’s expectations;

•	the accurate estimation of incurred but not reported medical costs across the Company’s health plans;

•

risks associated with the continued growth in new Medicaid and Medicare enrollees, and the development of actuarially sound rates with respect to such new enrollees, including dually eligible enrollees;

•	retroactive adjustments to premium revenue or accounting estimates which require adjustment based upon subsequent developments, including Medicaid pharmaceutical rebates;

•	the continuation and renewal of the government contracts of both the Company’s health plans and Molina Medicaid Solutions and the terms under which such contracts are renewed;

•	the timing of receipt and recognition of revenue and the amortization of expense under the state contracts of Molina Medicaid Solutions in Maine or Idaho;

•	additional administrative costs and the potential payment of additional amounts to providers and/or the state by Molina Medicaid Solutions as a result of MMIS implementation issues in Maine or Idaho;

•	government audits and reviews, and any enrollment freeze or monitoring program that may result therefrom;

•	changes with respect to the Company’s provider contracts and the loss of providers;

•

the establishment of a federal or state medical cost expenditure floor as a percentage of the premiums we receive, and the interpretation and implementation of medical cost expenditure floors, administrative cost and profit ceilings, and profit sharing arrangements;

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures;

•	approval by state regulators of dividends and distributions by the Company’s health plan subsidiaries;

•	changes in funding under the Company’s contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings, including the Medicaid RFA litigation and duals RFA protest matters now pending in the state of Ohio;

•	restrictions and covenants in the Company’s credit facility;

•	the relatively small number of states in which we operate health plans;

•	the availability of financing to fund and capitalize the Company’s acquisitions and start-up activities and to meet the Company’s liquidity needs;

•	a state’s failure to renew its federal Medicaid waiver;

•	an inadvertent unauthorized disclosure of protected health information;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments;

•	changes in general economic conditions, including unemployment rates; and

•	increasing consolidation in the Medicaid industry.

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

Overview

Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. Our business comprises our Health Plans segment, consisting of licensed health maintenance organizations serving Medicaid populations in nine states, and our Molina Medicaid Solutions segment, which provides design, development, implementation, and business process outsourcing solutions to Medicaid agencies in an additional five states. We also have a direct delivery business that currently consists of primary care community clinics in California and Washington; additionally, we manage three county-owned primary care clinics under a contract with Fairfax County, Virginia.

We report our financial performance based on the following two reportable segments: Health Plans; and Molina Medicaid Solutions.

Our Health Plans segment comprises health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. This segment serves approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO.

Our health plans’ state Medicaid contracts generally have terms of three to four years with annual adjustments to premium rates. These contracts are renewable at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause upon 30 days to nine months with prior written notice. Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in obtaining the renewal of their contracts in each state prior to the actual expiration of their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals, or RFP, subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, on February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan’s prior contract with the state expired without renewal on June 30, 2012 subject to certain transition obligations. For the six months ended June 30, 2012, our Missouri health plan contributed premium revenue of $113.8 million, or 4.1% of total premium revenue, and comprised 79,000 members, or 4.3% of total Health Plans segment membership as of June 30, 2012.

Our state Medicaid contracts may be periodically adjusted to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations (such as the aged, blind or disabled, or ABD); and regions or service areas. For example, our Texas health plan added significant membership effective March 1, 2012, in service areas we had not previously served (the Hidalgo and El Paso service areas); and among populations we had not previously served within existing service areas, such as the Temporary Assistance for Needy Families, or TANF, population in the Dallas service area. Additionally, the health benefits provided to our TANF and ABD members in Texas under our contracts with the state were expanded to include inpatient facility and pharmacy services.

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

On July 13, 2012, our Molina Medicaid Solutions segment received full federal certification of its MMIS from the Centers for Medicare and Medicaid Services, or CMS. As a result of the CMS certification, the state of Idaho is entitled to receive federal reimbursement of 75% of its MMIS operations costs retroactive to June 1, 2010, the date that the system first began processing claims.

On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement MMIS to another company. For the six months ended June 30, 2012, our revenue under the Louisiana MMIS contract was $24.7 million, or 29.4% of total service revenue. We expect that we will continue to perform under this contract through implementation and acceptance of the successor MMIS. Based upon our past experience and our knowledge of the Louisiana MMIS bid process, we believe that implementation and acceptance of the successor MMIS will not occur until 2014 at the earliest. Through implementation and acceptance of the successor MMIS we expect to recognize approximately $40 million in revenue annually under our Louisiana MMIS contract.

During fiscal year 2012, we expect to respond to several RFPs and invitations to negotiate with respect to new business, including proposals to serve dual eligible populations and applications to participate in CMS’ Capitated Financial Alignment Demonstration project. In addition, with regard to existing business, we expect the state of New Mexico to issue an RFP for all Medicaid services (Salud!, Behavioral Health, and Coordination of Long-Term Care Services (duals)) in September 2012, with the new Medicaid contract to start on January 1, 2014.

The Company’s Board of Directors has organized a special committee of independent directors to consider and negotiate a possible transaction involving certain real property located in Long Beach, California. The property is owned by 6th and Pine Development, LLC, the members of which include John C. Molina, our chief financial officer and a director, and his wife. Negotiations between the special committee and 6th and Pine Development are currently ongoing. In the event we agree to enter into a transaction for space with 6th and Pine Development, we will promptly report our execution of such agreement in a current report on Form 8-K.

Composition of Revenue and Membership

Health Plans Segment

Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the six months ended June 30, 2012, we received approximately 95% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

For the six months ended June 30, 2012, we recognized approximately 5% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.

The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for the Children’s Health Insurance Program, or CHIP, members are generally among our lowest, with rates as low as approximately $75 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the TANF Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $110 in California to $260 in Ohio. Among our ABD membership, PMPM premiums range from approximately $340 in Utah to $1,400 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy, inpatient, behavioral health and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest PMPM premiums, at approximately $1,200 PMPM.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,
	2012	2012	2011	2011
Total Ending Membership by Health Plan:
California	350,000	351,000	355,000	348,000
Florida	70,000	69,000	69,000	66,000
Michigan	220,000	222,000	222,000	220,000
Missouri (1)	79,000	81,000	79,000	80,000
New Mexico	89,000	89,000	88,000	89,000
Ohio	260,000	249,000	248,000	245,000
Texas	301,000	280,000	155,000	129,000
Utah	86,000	86,000	84,000	82,000
Washington	356,000	356,000	355,000	345,000
Wisconsin	42,000	42,000	42,000	41,000

Total	1,853,000	1,825,000	1,697,000	1,645,000

Total Ending Membership by State for our Medicare Advantage Plans:
California	7,000	6,900	6,900	6,000
Florida	900	800	800	600
Michigan	8,900	8,500	8,200	7,100
New Mexico	900	900	800	700
Ohio	200	200	200	200
Texas	800	800	700	600
Utah	8,300	8,100	8,400	7,000
Washington	5,700	5,200	5,000	4,000

Total	32,700	31,400	31,000	26,200

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	41,100	37,300	31,500	17,000
Florida	10,400	10,500	10,400	10,300
Michigan	40,000	38,800	37,500	31,600
New Mexico	5,600	5,600	5,600	5,600
Ohio	29,600	29,700	29,100	28,700
Texas	111,000	109,000	63,700	52,000
Utah	8,800	8,700	8,500	8,300
Washington	4,400	4,700	4,800	4,400
Wisconsin	1,700	1,700	1,700	1,700

Total	252,600	246,000	192,800	159,600

(1)	Our contract with the state of Missouri expired without renewal on June 30, 2012.

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

•

Other — Expenses for medically related administrative costs of approximately $62.6 million, and $49.6 million, for the six months ended June 30, 2012 and 2011, respectively, as well as certain provider incentive costs, reinsurance, costs to operate our medical clinics, and other medical expenses.

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

Second Quarter Financial Performance Summary

The following table and narrative briefly summarizes our financial and operating performance for the three and six months ended June 30, 2012. Comparable metrics for the second quarter of 2011 are also shown. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio and the premium tax ratio are computed as a percentage of premium revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012		2011	2012		2011
	(Dollar amounts in thousands, except per share data)
(Loss) earnings per diluted share	$(0.80)		$0.38	$(0.42)		$0.75
Premium revenue	$1,492,272		$1,128,770	$2,819,721		$2,210,208
Service revenue	$41,724		$36,888	$83,929		$73,562
Operating (loss) income	$(59,267)		$31,410	$(25,847)		$62,710
Net (loss) income	$(37,306)		$17,440	$(19,217)		$34,828
Total ending membership	1,853,000		1,645,000	1,853,000		1,645,000

Premium revenue	97.1%		96.7%	96.9%		96.7%
Service revenue	2.7		3.2	2.9		3.2
Investment income	0.1		0.1	0.1		0.1
Rental income	0.1		—	0.1		—

Total revenue	100.0%		100.0%	100.0%		100.0%

Medical care ratio	92.3%		84.1%	89.0%		84.3%
General and administrative expense ratio	8.6%		8.3%	8.6%		8.4%
Premium tax ratio	2.7%		3.3%	2.9%		3.4%
Operating (loss) income	(3.9)%		2.7%	(0.9)%		2.7%
Net (loss) income	(2.4)%		1.5%	(0.7)%		1.5%
Effective tax rate	(40.9	) %	37.1%	(43.4	) %	37.2%

Second Quarter 2012 Overview

For the second quarter of 2012, our net loss was $37.3 million, or $0.80 per diluted share, compared with net income of $17.4 million, or $0.38 per diluted share, for the second quarter of 2011.

Our financial performance in the second quarter of 2012 was impacted by challenges with our aged, blind or disabled, or ABD, contracts in Texas, particularly in the Hidalgo and El Paso service areas, and losses in Missouri (where our health plan terminated operations effective June 30, 2012), and in Wisconsin. We believe that our financial performance issues in the quarter were limited to our Texas, Missouri, and Wisconsin health plans. Excluding the Texas, Missouri and Wisconsin health plans, our overall medical care ratio was 85.3% and 84.4% for the three months and six months ended June 30, 2012, respectively. We will receive rate increases in Texas effective September 1, 2012, which together with various initiatives to reduce utilization and decrease unit costs, are expected to improve the performance of the Texas health plan.

Results of Operations

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

Health Plans Segment

Premium Revenue

Premium revenue for the second quarter of 2012 increased 32% over the second quarter of 2011, due primarily to membership increases, a shift in member mix to populations generating higher premium revenue per member per month (PMPM), and increased revenue linked to benefit expansions.

Membership at the Texas health plan more than doubled year over year, while also growing significantly in Ohio and Washington. Growth in our ABD membership led to higher premium revenue PMPM in 2012. ABD membership, as a percent of total membership, has increased over 40% year over year. Premium revenue PMPM also increased in the second quarter of 2012 as a result of the inclusion of revenue from the pharmacy benefit for our Ohio health plan effective October 1, 2011, and as a result of the inclusion of revenue from the inpatient facility and pharmacy benefits across all of our Texas health plan membership effective March 1, 2012.

Medical Care Costs

The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended June 30,
	2012			2011
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$981,002	$176.60	71.2%	$695,551	$140.80	73.2%
Capitation	138,891	25.00	10.1	125,958	25.50	13.2
Pharmacy	212,944	38.33	15.5	87,870	17.79	9.4
Other	44,740	8.07	3.2	39,980	8.09	4.2

Total	$1,377,577	$248.00	100.0%	$949,359	$192.18	100.0%

Medical care costs increased in the second quarter of 2012 primarily due to high costs at our Texas health plan and the addition of the pharmacy benefit in Ohio effective October 1, 2011. The Company’s medical margin deteriorated year over year primarily due to:

•	Higher medical costs in Texas and higher medical costs for ABD members in California; and

•	Rate decreases of approximately 2% in Ohio effective January 1, 2012, and of approximately 3% in California effective July 1, 2011.

Individual Health Plan Analysis

The Texas health plan added 172,000 members and $255.1 million in revenue year over year. Most of this growth was due to regional and benefit expansions effective March 1, 2012. The medical care ratio of the Texas health plan was 109.4% for the second quarter of 2012, compared with 95.0% for the second quarter of 2011. Because revenues of the Texas health plan constituted nearly 25% of our total premium revenue for the second quarter of 2012, the high medical care ratio in that state had a disproportionately large impact on our overall financial results. Absent $14.1 million of unfavorable prior period development of claims reserves from the first quarter of 2012 and the impact of the $10.0 million premium deficiency reserve discussed below, the medical care ratio of the Texas health plan would have been approximately 102.7% in the second quarter of 2012. The following table captures the effect of prior period development and the premium deficiency reserve on the Texas health plan’s medical care ratio and medical care costs for the three months ended June 30, 2012:

	Texas Results for the Quarter Ended June 30, 2012
	(Dollars in thousands)
	Medical Care Ratio	Medical Care Costs
Reported financial performance	109.4%	$393,237
Impact of prior period claims development	(3.9)	(14,100)
Impact of premium deficiency reserve (two months ending August 31, 2012)	(2.8)	(10,000)

Medical ratio and medical care costs adjusted to exclude impact of prior period development and premium deficiency reserve	102.7%	$369,137

We believe that premium rates associated with the ABD contracts in the Hidalgo and El Paso service areas are not adequate to cover the medical costs associated with serving members under existing conditions. Utilization of long term care services, including personal attendant services and adult day health care services, is currently far exceeding the utilization of those services elsewhere in the state, and also far exceeding the utilization assumptions used by the state of Texas in the development, and our evaluation of, premium rates.

We recorded a premium deficiency reserve for the Texas health plan at June 30, 2012 of $10.0 million. This premium deficiency reserve encompasses the contract period ending August 31, 2012. The state of Texas has released preliminary rates effective September 1, 2012. We believe that these preliminary rates, if enacted, will yield a blended rate increase of approximately 6% overall (approximately $7.4 million per month) for the Texas health plan. We believe that the premium rates effective in Texas on September 1, 2012, together with various medical cost containment initiatives, will allow the Texas health plan to return to profitability during Texas state fiscal year 2013 (September 1, 2012 through August 31, 2013).

The medical care ratio for the ABD membership in the Hidalgo and El Paso service areas was 139% and 146%, respectively, during the second quarter of 2012. Absent unfavorable prior period development from the first quarter of 2012 and the premium deficiency reserve, the medical care ratios of the ABD membership in the Hidalgo and El Paso service areas would have been 116% and 133%, respectively, consistent with our estimates. The medical care ratio for the aggregate ABD membership in Texas was approximately 119%. Absent unfavorable prior period development of claims reserves and the premium deficiency reserve, the medical care ratio for the aggregate ABD membership in Texas was approximately 109%. ABD membership overall constitutes approximately 70% of all Texas health plan revenue. ABD membership in the Hidalgo and El Paso service areas alone contributed 28% of the Texas health plan’s total revenue for the second quarter of 2012.

We estimate that the current monthly loss before taxes for the Texas health plan overall is approximately $14 million, inclusive of payments made under its management services agreement with Molina Healthcare, Inc., the corporate parent of the Texas health plan. We believe that the profitability of the Texas health plan will improve over time by the estimated amounts shown below. We also believe that enrollment may decrease at the Texas health plan during the third quarter of 2012.

Expected Monthly Increase to Profitability
(In thousands)
Blended rate increase effective September 1, 2012	$7,400
Provider contract changes expected to be effective by December 2012	3,400
Other initiatives (including changes to hospital payments and prior authorizations) expected to be effective by December 2012)	3,200

$14,000

The increase in the medical care ratio of the California health plan year over year was primarily due to premium rate reductions effective July 1, 2011, and the mandatory assignment of ABD members previously served under fee-for-service arrangements. These members were transitioned into managed care plans effective upon their month of birth beginning in June 2011. The last of these members were transitioned into managed care in May 2012. The medical care ratio for these new members is approximately 95% compared with a medical care ratio of approximately 85% for ABD members not subject to mandatory enrollment. Individuals who are new to managed care often have higher utilization of medical services upon initially enrolling into managed care plans. Utilization of heath care services is declining, however, for those ABD members added earlier in the mandatory enrollment process. This data leads us to believe that medical care costs will decrease for the mandatory ABD members over time.

Profitability at the Florida health plan improved substantially year over year due to a premium rate increase effective September 1, 2011, the re-contracting of portions of the health plan’s specialty care network, and lower inpatient utilization.

The medical care ratio of the Michigan health plan increased to 87.1% in the second quarter of 2012, from 78.7% in the second quarter of 2011. The higher medical care ratio in 2012 was the result of a reduction to premium rates that was linked to a decrease in premium taxes, and higher pharmacy and inpatient facility costs. Partially offsetting the higher medical care ratio was a decrease of $8.7 million in premium tax expense. Both premium taxes and premium rates were reduced equivalently effective April 1, 2012. If the reduction to premium rates linked to a decrease in premium taxes had been in effect in the prior year, the medical care ratio for the second quarter of 2011 would have been approximately 82%.

The medical care ratio of the Missouri health plan increased to 104.9% in the second quarter of 2012 compared with 90.2% in the second quarter of 2011. The increase in the medical care ratio was primarily the result of higher inpatient utilization and high dollar claims. Unfavorable prior period development of claims reserves from the first quarter of 2012 was $7.6 million in the second quarter of 2012.

Profitability at the New Mexico health plan improved substantially year over year due to the absence in 2012 of contractually required reductions to revenue made in 2011.

The medical care ratio of the Ohio health plan increased to 82.6% for the second quarter of 2012 from 77.6% for the second quarter of 2011. The increase in the Ohio health plan’s medical care ratio was primarily the result of a 2% rate reduction effective January 1, 2012, together with the assumption of the lower margin pharmacy benefit effective October 1, 2011. Although the Ohio health plan’s medical care ratio increased in 2012, the medical margin (measured as total premium revenue less total medical care costs) remained constant.

Absent a one-time revenue benefit of $12.1 million recorded in the second quarter of 2011, the medical care ratio of the Utah health plan decreased to 82.5% in the second quarter of 2012 from 89.4% in the second quarter of 2011.

Lower inpatient facility costs tied to reduced inpatient utilization led the Washington health plan to report improved profitability year over year.

The Wisconsin health plan reported a medical care ratio of 121.1% for the second quarter of 2012 compared with 80.8% for the second quarter of 2011. We believe that premium rates associated with its contract in the state of Wisconsin are not adequate to cover the costs of servicing that contract. Accordingly, we recorded a premium deficiency reserve for the Wisconsin health plan at June 30, 2012 of $3.0 million. The Wisconsin health plan will receive new premium rates effective January 1, 2013. Absent the $3.0 million premium deficiency reserve, the medical care ratio of the Wisconsin health plan would have been approximately 105.2% for the second quarter of 2012.

Health Plans Segment Operating Data

The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended June 30, 2012
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months (1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,056	$167,644	$158.77	$149,239	$141.34	89.0%	$2,695
Florida	210	57,303	273.00	48,442	230.79	84.5	(20)
Michigan	662	162,758	245.89	141,682	214.04	87.1	1,073
Missouri (2)	240	57,205	237.97	59,981	249.52	104.9	—
New Mexico	266	85,360	320.92	67,836	255.03	79.5	2,257
Ohio	762	297,069	389.85	245,284	321.89	82.6	23,012
Texas	907	359,486	396.63	393,237	433.87	109.4	6,669
Utah	259	76,911	297.00	63,419	244.90	82.5	—
Washington	1,068	207,376	194.14	174,045	162.93	83.9	3,799
Wisconsin	125	18,788	150.12	22,758	181.84	121.1	—
Other (3)	—	2,372	—	11,654	—	—	144

	5,555	$1,492,272	$268.65	$1,377,577	$248.00	92.3%	$39,629

	Three Months Ended June 30, 2011
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months (1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	1,043	$139,097	$133.35	$117,511	$112.66	84.5%	$1,921
Florida	197	49,770	252.78	48,294	245.29	97.0	34
Michigan	668	165,575	247.74	130,325	195.00	78.7	9,728
Missouri (2)	243	56,625	232.80	51,100	210.08	90.2	—
New Mexico	270	81,973	304.29	68,579	254.57	83.7	2,423
Ohio	736	230,874	313.36	179,102	243.09	77.6	17,782
Texas	391	104,399	267.06	99,154	253.64	95.0	2,063
Utah	244	77,507	318.32	58,473	240.15	75.4	—
Washington	1,027	202,595	197.39	171,742	167.33	84.8	3,662
Wisconsin	121	17,840	147.02	14,415	118.79	80.8	44
Other (3)	—	2,515	—	10,664	—	—	52

	4,940	$1,128,770	$228.50	$949,359	$192.18	84.1%	$37,709

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.
(2)	Our contract with the state of Missouri expired without renewal on June 30, 2012.
(3)	“Other” medical care costs also include medically related administrative costs at the parent company.

Molina Medicaid Solutions Segment

Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Service revenue before amortization	$41,877	$38,434
Amortization recorded as reduction of service revenue	(153)	(1,546)

Service revenue	41,724	36,888
Cost of service revenue	30,613	39,215
General and administrative costs	3,187	1,875
Amortization of customer relationship intangibles recorded as amortization	1,282	1,282

Operating income (loss)	$6,642	$(5,484)

Operating income for our Molina Medicaid Solutions segment improved $12.1 million for the three months ended June 30, 2012, compared with the same prior year period. This improvement was primarily the result of stabilization of our newest Medicaid Management Information Systems, or MMIS, in Idaho and Maine. As discussed earlier, our Idaho MMIS has received full federal certification. Among the reasons cited by the Company for purchasing Molina Medicaid Solutions effective May 1, 2010, was the benefit of reducing our reliance on health plan operations. For the quarter ended June 30, 2012, the Molina Medicaid Solutions segment gross margin rate was 27%, compared with 8% for the Health Plans segment.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Health Plans Segment

Premium Revenue

In the six months ended June 30, 2012, compared with the six months ended June 30, 2011, premium revenue grew 28% due to a membership increase of approximately 9.5% (on a member-month basis), and PMPM revenue increase of approximately 16.6%. Medicare premium revenue was $230.5 million for the six months ended June 30, 2012, compared with $180.8 million for the six months ended June 30, 2011.

Medical Care Costs

The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Six Months Ended June 30,
	2012			2011
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$1,758,269	$163.13	70.1%	$1,351,435	$137.31	72.5%
Capitation	274,929	25.51	11.0	254,640	25.87	13.7
Pharmacy	386,181	35.83	15.4	179,446	18.23	9.6
Other	89,186	8.28	3.5	77,370	7.86	4.2

Total	$2,508,565	$232.75	100.0%	$1,862,891	$189.27	100.0%

Our medical care ratio and medical margin deteriorated in the six months ended June 30, 2012, when compared with the six months ended June 30, 2011, for the same reasons described above in the “Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011.”

Health Plans Segment Operating Data

The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Six Months Ended June 30, 2012
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months (1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	2,115	$329,329	$155.70	$290,588	$137.39	88.2%	$5,004
Florida	418	113,493	271.44	98,011	234.41	86.4	(13)
Michigan	1,327	330,664	249.20	275,893	207.92	83.4	10,157
Missouri (2)	483	113,818	235.63	113,101	234.15	99.4	—
New Mexico	532	168,621	317.10	134,947	253.78	80.0	4,210
Ohio	1,508	590,594	391.77	481,985	319.72	81.6	45,865
Texas	1,499	557,722	372.11	573,326	382.53	102.8	9,866
Utah	511	152,049	297.29	121,300	237.17	79.8	—
Washington	2,135	422,986	198.11	355,470	166.49	84.0	7,711
Wisconsin	250	35,930	143.54	39,644	158.31	110.3	—
Other (3)	—	4,515		24,300	—	—	259

	10,778	$2,819,721	$261.61	$2,508,565	$232.75	89.0%	$83,059

	Six Months Ended June 30, 2011
	Member	Premium Revenue		Medical Care Costs		Medical	Premium Tax
	Months (1)	Total	PMPM	Total	PMPM	Care Ratio	Expense
California	2,084	$274,073	$131.49	$231,248	$110.95	84.4%	$3,823
Florida	389	98,992	254.68	95,863	246.63	96.8	51
Michigan	1,346	330,335	245.38	264,053	196.15	79.9	19,575
Missouri (2)	488	111,792	229.05	102,707	210.44	91.9	—
New Mexico	541	166,579	308.12	138,616	256.40	83.2	4,388
Ohio	1,473	461,213	313.02	350,853	238.12	76.1	35,557
Texas	740	185,210	250.28	172,769	233.47	93.3	3,403
Utah	480	145,442	303.28	112,312	234.20	77.2	—
Washington	2,061	397,867	193.09	340,857	165.42	85.7	7,323
Wisconsin	241	34,257	142.17	33,794	140.25	98.7	44
Other (3)	—	4,448	—	19,819	—	—	95

	9,843	$2,210,208	$224.56	$1,862,891	$189.27	84.3%	$74,259

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.
(2)	Our contract with the state of Missouri expired without renewal on June 30, 2012.
(3)	“Other” medical care costs also include medically related administrative costs of the parent company.

Molina Medicaid Solutions Segment

Performance of the Molina Medicaid Solutions segment was as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Service revenue before amortization	$84,235	$77,294
Amortization recorded as reduction of service revenue	(306)	(3,732)

Service revenue	83,929	73,562
Cost of service revenue	61,107	70,436
General and administrative costs	5,207	4,352
Amortization of customer relationship intangibles recorded as amortization	2,564	2,564

Operating income (loss)	$15,051	$(3,790)

Operating income for our Molina Medicaid Solutions segment improved $18.8 million for the six months ended June 30, 2012, compared with the same prior year period for the reasons discussed above in “Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011.”

Consolidated Expenses

General and Administrative Expenses

General and administrative expenses increased to 8.6% of total revenue for the three months ended June 30, 2012, compared with 8.3% of total revenue for the three months ended June 30, 2011. General and administrative expenses increased to 8.6% of total revenue for the six months ended June 30, 2012, compared with 8.4% of total revenue for the six months ended June 30, 2011. The increased ratio of general and administrative expenses to total revenue, for both the three months and six months ended June 30, 2012, was due primarily to investment in administrative infrastructure relating to our membership growth in Texas, and in anticipation of opportunities among the dual-eligible population.

Premium Tax Expense

Premium tax expense decreased to 2.7% of premium revenue for the three months ended June 30, 2012, from 3.3% in the three months ended June 30, 2011, and decreased to 2.9% of premium revenue, in the six months ended June 30, 2012, from 3.4% in the six months ended June 30, 2011. This decrease was primarily due to the reduction of premium taxes at the Michigan health plan effective April, 2012, as discussed in “Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011,” above, and the growth in revenue at our Texas health plan, which is subject to a lower premium tax (measured as a percentage of premium revenue) than our consolidated average.

Depreciation and Amortization

Depreciation and amortization related to our Health Plans segment is all recorded in “Depreciation and Amortization” in the consolidated statements of operations. Amortization related to our Molina Medicaid Solutions segment is recorded within three different headings in the consolidated statements of operations as follows:

•	Amortization of purchased intangibles relating to customer relationships is reported as amortization within the heading “Depreciation and Amortization;”

•	Amortization of purchased intangibles relating to contract backlog is recorded as a reduction of “Service Revenue;” and

•	Amortization of capitalized software is recorded within the heading “Cost of Service Revenue.”

The following table presents all depreciation and amortization recorded in our consolidated statements of operations, regardless of whether the item appears as depreciation and amortization, a reduction of service revenue, or as cost of service revenue.

	Three Months Ended June 30,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software	$10,851	0.7%	$7,225	0.6%
Amortization of intangible assets	5,536	0.4	5,265	0.5

Depreciation and amortization reported as such in the consolidated statements of operations	16,387	1.1	12,490	1.1
Amortization recorded as reduction of service revenue	153	—	1,546	0.1
Amortization of capitalized software recorded as cost of service revenue	3,131	0.2	2,472	0.2

Total	$19,671	1.3%	$16,508	1.4%

	Six Months Ended June 30,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software	$20,323	0.7%	$14,625	0.6%
Amortization of intangible assets	11,089	0.4	10,532	0.5

Depreciation and amortization reported as such in the consolidated statements of operations	31,412	1.1	25,157	1.1
Amortization recorded as reduction of service revenue	306	—	3,732	0.2
Amortization of capitalized software recorded as cost of service revenue	6,292	0.2	5,713	0.2

Total	$38,010	1.3%	$34,602	1.5%

Interest Expense

Interest expense increased to $3.8 million for the three months ended June 30, 2012, from $3.7 million for the three months ended June 30, 2011, and increased to $8.1 million for the six months ended June 30, 2012, from $7.3 million for the six months ended June 30, 2011 due primarily to interest expense associated with the Company’s purchase of its corporate headquarters building in December 2011. Interest expense includes non-cash interest expense relating to our convertible senior notes, which amounted to $1.5 million and $1.4 million for the three months ended June 30, 2012, and 2011, respectively, and $2.9 million and $2.7 million for the six months ended June 30, 2012, and 2011, respectively

Income Taxes

The provision for income taxes is recorded at an effective rate of 40.9% for the three months ended June 30, 2012 compared with 37.1% for the three months ended June 30, 2011, and 43.4% for the six months ended June 30, 2012 compared with 37.2% for the six months ended June 30, 2011. The higher rates in 2012 are primarily due to the greater proportional impact of non-deductible expenses on the effective tax rate as earnings before taxes decrease.

Liquidity and Capital Resources

We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of June 30, 2012, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

Investment income decreased to $2.8 million for the six months ended June 30, 2012, compared with $3.0 million for the six months ended June 30, 2011. Our annualized portfolio yield for the six months ended June 30, 2012 was 0.5% compared with 0.7% for the six months ended June 30, 2011.

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

Cash provided by operating activities for the six months ended June 30, 2012 was $236.0 million compared with $114.9 million for the six months ended June 30, 2011, an increase of $121.1 million. Higher medical claims and benefits payable at our Texas health plan was the primary reason for the increase in cash flow provided by operating activities, followed by an increase in deferred revenue. Medical claims and benefits payable were a source of operating cash of $123.1 million in the six months ended June 30, 2012 compared with a use of operating cash of $12.7 million in the six months ended June 30, 2011. Deferred revenue was a source of operating cash amounting to $125.4 million in the six months ended June 30, 2012, compared with $38.1 million in the six months ended June 30, 2011.

Reconciliation of Non-GAAP (1) to GAAP Financial Measures

EBITDA (2)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net (loss) income	$(37,306)	$17,440	$(19,217)	$34,828
Add back:
Depreciation and amortization reported in the consolidated statements of cash flows	19,671	16,508	38,010	34,602
Interest expense	3,808	3,683	8,106	7,286
Provision for income taxes	(25,769)	10,287	(14,736)	20,596

EBITDA	$(39,596)	$47,918	$12,163	$97,312

(1)	GAAP stands for U.S. generally accepted accounting principles.
(2)	EBITDA is not prepared in conformity with GAAP because it excludes depreciation and amortization, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to the GAAP measures of net income, operating income, operating margin, or cash provided by operating activities, nor should EBITDA be considered in isolation from these GAAP measures of operating performance. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.

Capital Resources

At June 30, 2012, the parent company — Molina Healthcare, Inc. — held cash and investments of approximately $39.8 million, compared with approximately $23.6 million of cash and investments at December 31, 2011.

On a consolidated basis, at June 30, 2012, we had working capital of $481.9 million compared with $446.2 million at December 31, 2011. At June 30, 2012 we had cash and investments of $1,128.7 million, compared with $893.0 million of cash and investments at December 31, 2011.

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

The Credit Facility has a term of five years under which all amounts outstanding will be due and payable on September 9, 2016. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $195 million. As of June 30, 2012 there was $50.0 million outstanding under the Credit Facility. Additionally, as of June 30, 2012, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho, which reduces the amount available under the Credit Facility.

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

The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also requires us to maintain a ratio of total consolidated debt to total consolidated EBITDA for the trailing twelve month period of not more than 2.75 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. At June 30, 2012, we were in compliance with all financial covenants under the Credit Facility.

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

Convertible Senior Notes

As of June 30, 2012, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The conversion rate is 31.9601 shares of our common stock per $1,000 principal amount of the Notes. This represents a conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

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

The outstanding principal amount under the Term Loan Agreement bears interest at the Eurodollar rate for each Interest Period (as defined below) commencing January 1, 2012. The Eurodollar rate is a per annum rate of interest equal to the greater of (a) the rate that is published in the Wall Street Journal as the London interbank offered rate for deposits in United States dollars, for a period of one month, two business days prior to the commencement of an Interest Period, multiplied by a statutory reserve rate established by the Board of Governors of the Federal Reserve System, or (b) 4.25%. “Interest Period” means the period commencing on the first day of each calendar month and ending on the last day of such calendar month. The loan matures on November 30, 2018, and is subject to a 25-year amortization schedule that commenced on January 1, 2012.

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

Interest Rate Swap

In May 2012, we entered into a $42.5 million notional amount interest rate swap agreement, or Swap Agreement, with an effective date of March 1, 2013. While not designated as a hedge during the quarter ended June 30, 2012, the Swap Agreement is intended to reduce our exposure to fluctuations in the contractual variable interest rates under our Term Loan Agreement, and expires on the maturity date of the Term Loan Agreement, November 30, 2018. Under the Swap Agreement, we will receive a variable rate of the one-month LIBOR plus 3.25%, and pay a fixed rate of 5.34%. The Swap Agreement is measured and reported at fair value on a recurring basis, within Level 2 of the fair value hierarchy. Gains and losses relating to changes in its fair value are reported in earnings in the current period. As of June 30, 2012, the fair value of the Swap Agreement is a liability of $1.1 million, recorded to other noncurrent liabilities. Because the fair value of the Swap Agreement was zero at its inception in May 2012, the entire amount of the liability was charged to general and administrative expense in the quarter ended June 30, 2012. We do not use derivatives for trading or speculative purposes. We believe that we are not exposed to more than a nominal amount of credit risk relating to the Swap Agreement because the counterparty is an established and well-capitalized financial institution.

Shelf Registration Statement

In the second quarter of 2012, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the registration, issuance, and sale of an indeterminate amount of our securities, including common stock, preferred stock, senior or subordinated debt securities, or warrants. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.

Regulatory Capital and Dividend Restrictions

Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $528.3 million at June 30, 2012, and $492.4 million at December 31, 2011.

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

As of June 30, 2012, our health plans had aggregate statutory capital and surplus of approximately $542.1 million compared with the required minimum aggregate statutory capital and surplus of approximately $265.8 million. All of our health plans except our Wisconsin health plan were in compliance with the minimum capital requirements at June 30, 2012. In late July 2012 we contributed sufficient capital to our Wisconsin health plan to ensure compliance with its minimum capital requirements. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

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

California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of $0.5 million and $1.0 million at June 30, 2012, and December 31, 2011, respectively.

Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At both June 30, 2012, and December 31, 2011, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.

New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): A portion of premiums received by our New Mexico health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. Our contract with the state of New Mexico requires that we spend a minimum percentage of premium revenue on certain explicitly defined medical care costs (the medical cost floor). The New Mexico health plan contract also contains certain limits on the amount our New Mexico health plan can: (a) expend on administrative costs; and (b) retain as profit. At both June 30, 2012, and December 31, 2011, we had not recorded any liability under the terms of these contract provisions.

Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $6.9 million and $0.7 million pursuant to our profit-sharing agreement with the state of Texas at June 30, 2012, and December 31, 2011, respectively.

Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $13.4 million and $5.0 million for anticipated Medicare risk adjustment premiums as of June 30, 2012, and December 31, 2011, respectively.

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

Texas Health Plan Quality Incentive Premiums: Effective March 1, 2012, under our contract with the state of Texas, incremental revenue of up to 5% of our total premium may be earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures established by the state. Based upon our assessment of the performance measures at June 30, 2012, we have accrued an estimated $4.0 million of premiums that were not earned under this program.

Wisconsin Health Plan Quality Incentive Premiums: Under our contract with the state of Wisconsin, effective beginning in 2011, up to 3.25% of the premium is withheld by the state. The withheld premiums can be earned by the health plan by meeting certain performance measures. These performance measures are generally linked to various quality-of-care measures dictated by the state.

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of June 30, 2012 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of June 30, 2012.

	Three Months Ended June 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$561	$482	$630	$1,112	$85,360
Ohio	2,720	2,720	—	2,720	297,069
Texas	18,252	14,284	—	14,284	359,486
Wisconsin	449	—	246	246	18,788

	$21,982	$17,486	$876	$18,362	$760,703

	Three Months Ended June 30, 2011
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$565	$430	$486	$916	$81,973
Ohio	2,650	3,083	1,678	4,761	230,874
Texas	756	736	—	736	104,399
Wisconsin	456	—	—	—	17,840

	$4,427	$4,249	$2,164	$6,413	$435,086

	Six Months Ended June 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,116	$818	$658	$1,476	$168,621
Ohio	5,398	5,398	966	6,364	590,594
Texas	24,002	20,034	—	20,034	557,722
Wisconsin	865	—	246	246	35,930

	$31,381	$26,250	$1,870	$28,120	$1,352,867

	Six Months Ended June 30, 2011
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,146	$874	$318	$1,192	$166,579
Ohio	5,312	4,433	3,501	7,934	461,213
Texas	1,317	736	—	736	185,210
Wisconsin	872	—	—	—	34,257

	$8,647	$6,043	$3,819	$9,862	$847,259

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

Effective January 1, 2011, we adopted a new accounting standard that amends the guidance on the accounting for multiple-element arrangements. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting which is generally based on whether the deliverable has standalone value to the customer. In addition to standalone value, previous guidance also required objective and reliable evidence of fair value of a deliverable in order to treat the deliverable as a separate unit of accounting. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent. We have adopted this guidance on a prospective basis for all new or materially modified revenue arrangements with multiple deliverables entered into on or after January 1, 2011. Our adoption of this guidance has not impacted the timing or pattern of our revenue recognition in 2011 or 2012. Also, there would have been no change in revenue recognized relating to multiple-element arrangements if we had adopted this guidance retrospectively for contracts entered into prior to January 1, 2011.

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

Medical Claims and Benefits Payable — Health Plans Segment

The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	June 30,	Dec. 31,	June 30,
	2012	2011	2011
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$378,782	$301,020	$270,558
Capitation payable	79,739	53,532	43,131
Pharmacy	34,848	26,178	15,094
Other	32,169	21,746	12,830

	$525,538	$402,476	$341,613

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

The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $378.8 million of our total medical claims and benefits payable of $525.5 million as of June 30, 2012. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at June 30, 2012, was $372.9 million.

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

The following table reflects the change in our estimate of claims liability as of June 30, 2012 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding June 30, 2012, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in
Medical Claims and
(Decrease) Increase in Estimated Completion Factors	Benefits Payable
(6%)	$ 125,335
(4%)	83,556
(2%)	41,778
2%	(41,778)
4%	(83,556)
6%	(125,335)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of June 30, 2012 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in
Medical Claims and
(Decrease) Increase in Trended Per member Per Month Cost Estimates	Benefits Payable
(6%)	$ (81,966)
(4%)	(54,644)
(2%)	(27,322)
2%	27,322
4%	54,644
6%	81,966

The following per-share amounts are based on a combined federal and state statutory tax rate of 37.5%, and 46.2 million diluted shares outstanding for the six months ended June 30, 2012. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at June 30, 2012, net income for the six months ended June 30, 2012 would increase or decrease by approximately $13.1 million, or $0.28 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at June 30, 2012, net income for the six months ended June 30, 2012 would increase or decrease by approximately $8.5 million, or $0.18 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $65.3 million, or $1.41 per diluted share, and $42.7 million, or $0.92 per diluted share, respectively.

It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $13.1 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

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

We recognized favorable prior period claims development in the amount of $36.4 million for the six months ended June 30, 2012. This amount represents our estimate as of June 30, 2012 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2011 was more than the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2011 was due primarily to the following factors:

•	For our Washington health plan, we underestimated the amount of recoveries we would collect for certain high-cost newborn claims, resulting in an overestimation of reserves at year end.

•	For our Texas health plan, we overestimated the cost of new members in STAR+PLUS (the name of our ABD program in Texas), in the Dallas region.

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

We recognized unfavorable prior period claims development in the amount of $0.5 million for the three months ended June 30, 2012. This amount represents our estimate as of June 30, 2012 of the extent to which our initial estimate of medical claims and benefits payable at March 31, 2012 was less than the amount that will ultimately be paid out in satisfaction of that liability. The underestimation of claims liability at March 31, 2012 was due primarily to the following factors:

•

For our Texas health plan, our initial estimates of reserves at March 31, 2012 for new coverage (inpatient medical costs on STAR+PLUS members) and new regions were based on the state’s pricing assumptions. We have since learned that the claims costs are much higher than initially expected.

•	For our Missouri health plan, reserves were underestimated due to a large number of very high cost claims, including premature infants, during the first quarter of 2012.

•	We underestimated the impact of a buildup in claims inventory in our Michigan and Ohio health plans as of March 31, 2012.

We recognized favorable prior period claims development in the amount of $45.4 million and $51.8 million for the six months ended June 30, 2011, and the year ended December 31, 2011, respectively. This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2010, as a result of the following factors:

•	We overestimated the impact of a buildup in claims inventory in Ohio.

•	We overestimated the impact of the settlement of disputed provider claims in California.

•

We underestimated the reduction in outpatient facility claims costs as a result of a fee schedule reduction in New Mexico effective November 2010, partially offsetting the impact of the two items above.

In estimating our claims liability at June 30, 2012, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•

Our Texas health plan membership has nearly doubled effective March 1, 2012. In addition, effective March 1, 2012, we assumed inpatient medical liability for STAR+PLUS (an area of coverage that was previously carved out). Reserves for new coverage and new regions are now based on the newly developing claims lag patterns and comparisons with similar coverage in other regions with more historical data.

•

Our California health plan has enrolled approximately 24,000 new ABD members since June 30, 2011, as a result of the mandatory assignment of ABD members to managed care plans effective July 1, 2011. These new members converted from a fee-for-service environment, and are higher cost than our base ABD members.

•

Our claims inventory had increased significantly during the first quarter of 2012, followed by a significant reduction in claims inventory in the second quarter of 2012. Changes in claims inventory can impact historical claims lag patterns.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2011 and for the six months ended June 30, 2012, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

The following table presents the components of the change in our medical claims and benefits payable for the periods presented. The amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period were (more) or less than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Six Months Ended June 30,		Three Months Ended June 30,		Year Ended
	2012	2011	2012	2011	Dec. 31, 2011
	(Dollars in thousands, except per-member amounts)
Balances at beginning of period	$402,476	$354,356	$455,833	$351,382	$354,356
Components of medical care costs related to:
Current period	2,544,922	1,908,289	1,377,084	969,100	3,911,803
Prior periods	(36,357)	(45,398)	493	(19,741)	(51,809)

Total medical care costs	2,508,565	1,862,891	1,377,577	949,359	3,859,994

Payments for medical care costs related to:
Current period	2,033,611	1,584,636	891,573	666,081	3,516,994
Prior periods	351,892	290,998	416,299	293,047	294,880

Total paid	2,385,503	1,875,634	1,307,872	959,128	3,811,874

Balances at end of period	$525,538	$341,613	$525,538	$341,613	$402,476

Benefit from prior period as a percentage of:
Balance at beginning of period	9.0%	12.8%	(0.1)%	5.6%	14.6%
Premium revenue	1.3%	2.1%	0.0%	1.7%	1.1%
Total medical care costs	1.4%	2.4%	0.0%	2.1%	1.3%

Claims Data:
Days in claims payable, fee for service	44	39	44	39	40
Number of members at end of period	1,853,000	1,645,000	1,853,000	1,645,000	1,697,000
Number of claims in inventory at end of period	209,200	121,900	209,200	121,900	111,100
Billed charges of claims in inventory at end of period	$324,500	$205,800	$324,500	$205,800	$207,600
Claims in inventory per member at end of period	0.11	0.07	0.11	0.07	0.07
Billed charges of claims in inventory per member at end of period	$175.12	$125.11	$175.12	$125.11	$122.33

Number of claims received during the period	10,375,700	8,715,200	5,520,100	4,373,000	17,207,500
Billed charges of claims received during the period	$9,388,700	$6,963,300	$5,051,800	$3,576,700	$14,306,500

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

We are also exposed to interest rate risk relating to contractual variable interest rates under our Term Loan Agreement which matures on November 30, 2018. We manage this floating rate debt using an interest rate swap agreement that we expect will reduce our exposure to the impact of changing interest rates to our consolidated results of operations and future outflows for interest. The interest rate swap is not designated as a hedging instrument.

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

Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, the following risk factors were identified by the Company during the second quarter of 2012, and is a supplement to, and should be read together with, the risk factors discussed in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011. The risk factors described herein and in our 2011 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows, or results of operations.

There are numerous risks associated with our medical cost containment initiatives in Texas.

We have estimated that the monthly profitability of our Texas health plan will improve by $14 million by December 2012 as a result of a blended rate increase effective September 1, 2012, provider contract changes, changes to hospital payments and prior authorization requirements, and other medical cost containment initiatives. No assurances can be given that the expected rate increase will be fully implemented on September 1, 2012 as proposed, that all of the described measures together will improve the profitability of our Texas health plan by $14 million, or that such measures will have become fully effective in lowering our medical costs by December 2012. The failure of these measures to have the expected effects could result in continued monthly losses at our Texas health plan, which could adversely affect our business, financial condition, cash flows, or results of operations.

There is continuing uncertainty regarding the full applicability of the Affordable Care Act with regard to the Medicaid expansion.

On June 28, 2012, the United States Supreme Court held, among other things, that states may opt out of the Medicaid expansion under the Affordable Care Act. Several state governors, including governors in states in which we operate health plans, have stated that they do not intend for their states to participate in the Medicaid expansion expected to occur in January 2014. In addition, some governors have contended that the Supreme Court’s ruling calls into question the “maintenance of effort” requirement under the Affordable Care Act which requires states to maintain their Medicaid eligibility standards as they had existed prior to the enactment of the Affordable Care Act. If the states in which we operate our health plans do not participate in the Medicaid expansion, or if states in which we currently operate are determined to be not subject to the maintenance of effort requirement and change their eligibility standards, our Medicaid enrollment levels could be less than projected or could even drop, which could have a materially adverse effect on our business, financial condition, cash flows, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective as of October 26, 2011, our board of directors has authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014. The repurchase program will be funded with working capital or draws under our credit facility, and repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program extends through October 25, 2012, but the Company reserves the right to suspend or discontinue the program at any time. No securities were purchased under this program as of June 30, 2012.

Purchases of common stock made by or on behalf of the Company during the quarter ended June 30, 2012, including shares withheld by the Company to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	1,364	$33.63	—	$—
May 1 - May 31	—	$—	—	$—
June 1 - June 30	2,732	$24.57	—	$—

Total	4,096	$27.59	—

(a)	During the three months ended June 30, 2012, we did not repurchase any shares of our common stock outside of our publicly announced stock repurchase program. During the quarter we withheld 4,096 shares of common stock under our 2011 Equity Incentive Plan to settle our employees’ income tax obligations.

Item 6. Exhibits

Exhibit No.	Title
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1)	XBRL Taxonomy Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated: August 6, 2012	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 6, 2012	/s/ JOHN C. MOLINA, J.D.
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