Form 10-Q
period 2012-09-30
MOLINA HEALTHCARE INC
filed 2012-10-26
CIK 1179929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer’s Common Stock outstanding as of October 19, 2012, was approximately 46,583,300.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MOLINA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Amounts in thousands, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$715,480	$493,827
Investments	356,895	336,916
Receivables	156,909	167,898
Income tax refundable	33,530	11,679
Deferred income taxes	21,533	18,327
Prepaid expenses and other current assets	30,002	19,435

Total current assets	1,314,349	1,048,082
Property, equipment, and capitalized software, net	210,972	190,934
Deferred contract costs	67,516	54,582
Intangible assets, net	85,033	101,796
Goodwill and indefinite-lived intangible assets	151,088	153,954
Auction rate securities	13,523	16,134
Restricted investments	44,488	46,164
Receivable for ceded life and annuity contracts	—	23,401
Other assets	20,098	17,099

	$1,907,067	$1,652,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$536,463	$402,476
Accounts payable and accrued liabilities	151,029	147,214
Deferred revenue	143,301	50,947
Current maturities of long-term debt	1,143	1,197

Total current liabilities	831,936	601,834
Long-term debt	260,551	216,929
Deferred income taxes	37,478	33,127
Liability for ceded life and annuity contracts	—	23,401
Other long-term liabilities	22,101	21,782

Total liabilities	1,152,066	897,073

Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 46,571 shares at September 30, 2012 and 45,815 shares at December 31, 2011	46	46
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	280,728	266,022
Accumulated other comprehensive loss	(330)	(1,405)
Retained earnings	474,557	490,410

Total stockholders’ equity	755,001	755,073

	$1,907,067	$1,652,146

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Amounts in thousands, except
	net (loss) income per share)
	(Unaudited)
Revenue:
Premium revenue	$1,488,718	$1,138,230	$4,308,439	$3,348,438
Service revenue	48,422	37,728	132,351	111,290
Investment income	1,171	764	3,996	3,804
Rental income	1,879	—	5,408	—

Total revenue	1,540,190	1,176,722	4,450,194	3,463,532

Expenses:
Medical care costs	1,314,571	959,158	3,823,136	2,822,049
Cost of service revenue	37,004	34,584	98,111	105,020
General and administrative expenses	127,500	99,610	379,208	290,967
Premium tax expenses	37,894	36,374	120,953	110,633
Depreciation and amortization	16,034	13,430	47,446	38,587

Total expenses	1,533,003	1,143,156	4,468,854	3,367,256

Operating income (loss)	7,187	33,566	(18,660)	96,276
Interest expense	4,315	4,380	12,421	11,666

Income (loss) before income taxes	2,872	29,186	(31,081)	84,610
Income tax (benefit) expense	(492)	10,236	(15,228)	30,832

Net income (loss)	$3,364	$18,950	$(15,853)	$53,778

Net income (loss) per share:
Basic	$0.07	$0.41	$(0.34)	$1.18

Diluted	$0.07	$0.41	$(0.34)	$1.16

Weighted average shares outstanding:
Basic	46,546	45,834	46,301	45,693

Diluted	46,880	46,296	46,301	46,334

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Amounts in thousands)
	(Unaudited)
Net income (loss)	$3,364	$18,950	$(15,853)	$53,778
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	455	(165)	1,075	430

Other comprehensive income (loss)	455	(165)	1,075	430

Comprehensive income (loss)	$3,819	$18,785	$(14,778)	$54,208

See accompanying notes.

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(Amounts in thousands)
	(Unaudited)
Operating activities:
Net (loss) income	$(15,853)	$53,778
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58,289	52,414
Deferred income taxes	1,166	8,069
Stock-based compensation	15,448	12,723
Gain on sale of subsidiary	(2,390)	—
Non-cash interest on convertible senior notes	4,414	4,095
Change in fair value of interest rate swap agreement	1,270	—
Amortization of premium/discount on investments	5,166	5,300
Amortization of deferred financing costs	825	2,451
Tax deficiency from employee stock compensation	(159)	(647)
Changes in operating assets and liabilities:
Receivables	10,989	5,411
Prepaid expenses and other current assets	(10,574)	(1,819)
Medical claims and benefits payable	133,987	6,699
Accounts payable and accrued liabilities	(9,030)	246
Deferred revenue	92,354	25,400
Income taxes	(21,878)	(18,957)

Net cash provided by operating activities	264,024	155,163

Investing activities:
Purchases of equipment	(52,548)	(45,921)
Purchases of investments	(234,465)	(258,209)
Sales and maturities of investments	213,665	226,413
Proceeds from sale of subsidiary, net of cash surrendered	9,162	—
Net cash paid in business combinations	—	(3,253)
Increase in deferred contract costs	(18,799)	(32,765)
Increase in restricted investments	(3,034)	(8,394)
Change in other noncurrent assets and liabilities	(4,775)	(533)

Net cash used in investing activities	(90,794)	(122,662)

Financing activities:
Amount borrowed under credit facility	60,000	—
Repayment of amount borrowed under credit facility	(20,000)	—
Principal payments on term loan	(846)	—
Treasury stock purchases	—	(7,000)
Credit facility fees paid	—	(1,125)
Proceeds from employee stock plans	5,571	5,640
Excess tax benefits from employee stock compensation	3,698	1,590

Net cash provided by (used in) financing activities	48,423	(895)

Net increase in cash and cash equivalents	221,653	31,606
Cash and cash equivalents at beginning of period	493,827	455,886

Cash and cash equivalents at end of period	$715,480	$487,492

MOLINA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Nine Months Ended September 30,
	2012	2011
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,074	$43,550

Interest	$5,663	$5,026

Schedule of non-cash investing and financing activities:
Common stock used for stock-based compensation	$9,852	$3,751

Details of sale of subsidiary:
Decrease in carrying value of assets	$30,942	$—
Decrease in carrying value of liabilities	(24,170)	—
Gain on sale	2,390	—

Proceeds from sale of subsidiary, net of cash surrendered	$9,162	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

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

Our Health Plans segment comprises health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. As of September 30, 2012, these health plans served approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our direct delivery business consists of primary care community clinics in California, Florida, New Mexico and Washington; additionally, we manage three county-owned primary care clinics under a contract with Fairfax County, Virginia.

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

On July 13, 2012, our Molina Medicaid Solutions segment received full federal certification of its Medicaid Management Information System, or MMIS, in the state of Idaho from the Centers for Medicare and Medicaid Services, or CMS. As a result of the CMS certification, the state of Idaho is entitled to receive federal reimbursement of 75% of its MMIS operations costs retroactive to June 1, 2010, the date that the system first began processing claims.

On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement MMIS to another company For the nine months ended September 30, 2012, our revenue under the Louisiana MMIS contract was approximately $38.8 million, or 29.3% of total service revenue. We expect that we will continue to perform under this contract through implementation and acceptance of the successor MMIS. Based upon our past experience and our knowledge of the Louisiana MMIS bid process, we believe that implementation and acceptance of the successor MMIS will not occur until 2014 at the earliest. Through implementation and acceptance of the successor MMIS we expect to recognize approximately $40 million in revenue annually under our Louisiana MMIS contract.

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

California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of $0.5 million and $1.0 million at September 30, 2012, and December 31, 2011, respectively.

Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At both September 30, 2012, and December 31, 2011, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.

New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): Our contract with the state of New Mexico directs that a portion of premiums received may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. At both September 30, 2012, and December 31, 2011, we had not recorded any liability under the terms of these contract provisions.

Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $3.2 million and $0.7 million pursuant to our profit-sharing agreement with the state of Texas at September 30, 2012, and December 31, 2011, respectively.

Washington Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our Washington health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At both September 30, 2012, and December 31, 2011, we had not recorded any liability under the terms of this contract provision since medical expenses are not less than the contractual floor.

Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $1.7 million and $5.0 million for anticipated Medicare risk adjustment premiums as of September 30, 2012, and December 31, 2011, respectively.

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

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of September 30, 2012 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of September 30, 2012.

	Three Months Ended September 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$560	$532	$—	$532	$84,797
Ohio	2,824	1,412	—	1,412	306,314
Texas	17,685	10,453	—	10,453	350,810
Wisconsin	419	—	246	246	16,279

	$21,488	$12,397	$246	$12,643	$758,200

	Three Months Ended September 30, 2011
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$566	$345	$46	$391	$79,644
Ohio	2,160	1,719	—	1,719	232,616
Texas	400	400	—	400	105,577
Wisconsin	420	362	—	362	17,269

	$3,546	$2,826	$46	$2,872	$435,106

	Nine Months Ended September 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,676	$1,350	$658	$2,008	$253,418
Ohio	8,222	6,810	966	7,776	896,908
Texas	41,687	30,487	—	30,487	908,532
Wisconsin	1,284	—	492	492	52,209

	$52,869	$38,647	$2,116	$40,763	$2,111,067

	Nine Months Ended September 30, 2011
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,712	$1,219	$364	$1,583	$246,223
Ohio	7,472	6,152	3,501	9,653	693,829
Texas	1,560	1,560	—	1,560	290,787
Wisconsin	1,292	362	—	362	51,526

	$12,036	$9,293	$3,865	$13,158	$1,282,365

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

Provisions specific to each contract may, however, lead us to modify this general principle. In those circumstances, the right of the state to refuse acceptance of services, as well as the related obligation to compensate us, may require us to delay recognition of all or part of our revenue until that contingency (the right of the state to refuse acceptance) has been removed. In those circumstances we defer recognition of any contingent revenue (whether DDI, BPO services, hosting, and support and maintenance services) until the contingency has been removed. These types of contingency features are present in our Maine and Idaho contracts. In those states, we deferred recognition of revenue until the contingencies were removed.

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

Premium Deficiency Charges

We assess the profitability of each contract by state for providing medical care services to our members and identify any contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared with the sum of anticipated future health care costs and maintenance costs. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. In the second quarter of 2012, our Texas and Wisconsin health plans recorded premium deficiency charges of $10.0 million and $3.0 million, respectively. Such charges were recorded to medical care costs. As of September 30, 2012, the aggregate premium deficiency reserve balance was $1.5 million.

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

The total amount of unrecognized tax benefits was $10.3 million as of September 30, 2012, and $10.7 million as of December 31, 2011. Approximately $8.4 million of the unrecognized tax benefits recorded at September 30, 2012, relate to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.2 million as of September 30, 2012. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $8.6 million due to the expiration of statute of limitations and the resolution to the state refund claim described above.

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2012, and December 31, 2011, we had accrued $59,000 and $65,000, respectively, for the payment of interest and penalties.

Recent Accounting Pronouncements

Balance Sheet Offsetting. In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance for new disclosure requirements related to the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. While we do not expect the adoption of this guidance in 2013 to impact our financial position, results of operations or cash flows, we do expect it to change our disclosure policies relative to certain arrangements with rights of setoff.

Goodwill. In September 2011, the FASB issued guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. The new guidance became effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance in 2012 did not impact our financial position, results of operations or cash flows.

Federal Premium-Based Assessment. In July 2011, the FASB issued guidance related to accounting for the fees to be paid by health insurers to the federal government under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act”). The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014 that is allocated to health insurers based on the ratio of the amount of an entity’s net premium revenues written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The new guidance is effective for annual reporting periods beginning after December 31, 2013, when the fee initially becomes effective. As enacted, this federal premium-based assessment is non-deductible for income tax purposes, and is anticipated to be significant. It is yet undetermined how this premium-based assessment will be factored into the calculation of our premium rates, if at all. Accordingly, adoption of this guidance and the enactment of this assessment as currently written could have a material impact on our financial position, results of operations, or cash flows in future periods.

Comprehensive Income. In June 2011, the FASB issued guidance, as amended in December 2011, related to the presentation of other comprehensive income. The new guidance provides entities with an option to either replace the statement of income with a statement of comprehensive income which would display both the components of net income and comprehensive income in a combined statement, or to present a separate statement of comprehensive income immediately following the statement of income. The new guidance does not affect the components of other comprehensive income or the calculation of earnings per share. To be applied retrospectively with early adoption permitted, the new guidance became effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. We have elected to present a separate statement of comprehensive income immediately following the statement of income. The adoption of this new guidance in 2012 did not impact our financial position, results of operations or cash flows.

Fair Value. In May 2011, the FASB issued guidance related to fair value measurement and disclosure. The new guidance is a result of joint efforts by the FASB and the International Accounting Standards Board to develop a single converged fair value framework. The new guidance expands existing disclosure requirements for fair value measurements and makes other amendments; mostly to eliminate wording differences between U.S. generally accepted accounting principles (“GAAP”) and international financial reporting standards. To be applied prospectively, the new guidance became effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. Although the adoption of this new guidance in 2012 did not impact our financial position, results of operations or cash flows, it did change our disclosure policies relative to fair value measurements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or AICPA, and the Securities and Exchange Commission, or SEC, did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.

3. Net Income (Loss) per Share

The following table sets forth the calculation of the denominators used to compute basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Shares outstanding at the beginning of the period	46,527	46,062	45,815	45,463
Weighted-average number of shares repurchased	—	(235)	—	(160)
Weighted-average number of shares issued	19	7	486	390

Denominator for basic income (loss) per share	46,546	45,834	46,301	45,693
Dilutive effect of employee stock options and stock grants (1)	334	462	—	641

Denominator for diluted income (loss) per share (2)	46,880	46,296	46,301	46,334

(1)	Unvested restricted shares are included in the calculation of diluted income per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. Options to purchase common shares are included in the calculation of diluted income per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended September 30, 2012 and 2011, there were approximately 370,000 and 57,000 anti-dilutive weighted restricted shares, respectively. For the three months ended September 30, 2012 and 2011 there were approximately 125,000 and 316,000 anti-dilutive weighted options, respectively. Potentially dilutive unvested restricted shares and stock options were not included in the computation of diluted loss per share for the nine months ended September 30, 2012, because to do so would have been anti-dilutive. For the nine months ended September 30, 2011, there were no anti-dilutive weighted restricted shares. For the nine months ended September 30, 2011 there were approximately 126,000 anti-dilutive weighted options.
(2)	Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted income (loss) per share for the three month and nine month periods ended September 30, 2012 and 2011, because to do so would have been anti-dilutive.

4. Share-Based Compensation

At September 30, 2012, we had employee equity incentives outstanding under three plans: (1) the 2011 Equity Incentive Plan; (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded); and (3) the 2000 Omnibus Stock and Incentive Plan (from which equity incentives are no longer awarded). In March 2012, our chief executive officer, chief financial officer, and chief operating officer were awarded 94,050 performance units, 53,236 performance units, and 30,167 performance units, respectively, that would vest and be settled in shares of the Company’s common stock equal in number to the units granted upon the achievement of certain service and performance conditions. Each of the grants shall vest in 2012, provided that: (i) the Company’s total operating revenue for 2012 is equal to or greater than $5.5 billion, and (ii) the respective officer continues to be employed by the Company if and when the operating revenue target is met. As of September 30, 2012, we expect such performance awards to vest in full. In the event the vesting conditions are not achieved, the awards shall lapse. Also in March 2012, our chief executive officer, chief financial officer, chief operating officer, and chief accounting officer were awarded 8,000 shares, 8,000 shares, 8,000 shares, and 3,000 shares, respectively, of performance units that would vest and be settled in shares of the Company’s common stock equal in number to the units granted upon the certification of our Idaho MMIS by CMS. Such awards vested when the Idaho MMIS was certified in July 2012.

Charged to general and administrative expenses, total share-based compensation expense was as follows for the three month and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Restricted share and performance/restricted unit awards	$5,093	$4,004	$13,943	$11,742
Stock options (including shares issued under our employee stock purchase plan)	543	345	1,505	981

Total share-based compensation expense	$5,636	$4,349	$15,448	$12,723

As of September 30, 2012, there was $19.0 million of total unrecognized compensation expense related to unvested restricted share awards, which we expect to recognize over a remaining weighted-average period of 2.3 years. As of September 30, 2012, there was $1.9 million of total unrecognized compensation expense related to performance and restricted units, which we expect to recognize in the fourth quarter of 2012.

Restricted share activity for the nine months ended September 30, 2012 is summarized below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance as of December 31, 2011	1,435,882	$18.97
Granted	498,057	31.86
Vested	(744,360)	20.47
Forfeited	(79,999)	23.21

Unvested balance as of September 30, 2012	1,109,580	23.45

The total fair value of restricted shares vested during the nine months ended September 30, 2012 and 2011 was $24.3 million and $11.5 million, respectively.

Performance and restricted unit activity for the nine months ended September 30, 2012 is summarized below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Grant Date	Intrinsic	Contractual
	Units	Fair Value	Value	term
			(In thousands)	(Years)
Outstanding as of December 31, 2011	—	$—
Granted	213,022	33.59
Vested	(31,285)	33.73	$823

Outstanding as of September 30, 2012	181,737	33.56	$4,571	0.3

Performance and restricted units expected to vest as of September 30, 2012	181,737	33.56	$4,571	0.3

Stock option activity for the nine months ended September 30, 2012 is summarized below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	term
			(In thousands)	(Years)
Outstanding as of December 31, 2011	553,049	$20.91
Granted	15,000	34.82
Exercised	(114,229)	19.29	$1,553

Forfeited	(750)	22.37

Outstanding as of September 30, 2012	453,070	21.78	$1,966	3.4

Stock options exercisable and expected to vest as of September 30, 2012	453,070	21.78	$1,966	3.4

Exercisable as of September 30, 2012	438,070	21.33	$1,966	3.2

The weighted-average grant date fair value per share of the sole stock option awarded during the nine months ended September 30, 2012 was $13.97. No stock options were granted in 2011.

5. Fair Value Measurements

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, trade accounts payable, medical claims and benefits payable, long-term debt, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:

•

Level 1 — Observable inputs such as quoted prices in active markets: Our Level 1 financial instruments recorded at fair value consist of investments including government-sponsored enterprise securities (GSEs) and U.S. treasury notes that are classified as current investments in the accompanying consolidated balance sheets. These financial instruments are actively traded and therefore the fair value for these securities is based on quoted market prices on one or more securities exchanges.

•

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable: Our Level 2 financial instruments recorded at fair value consist of investments including corporate debt securities, municipal securities, and certificates of deposit that are classified as current investments in the accompanying consolidated balance sheets, and an interest rate swap derivative recorded as a noncurrent liability. Our investments classified as Level 2 are traded frequently though not necessarily daily. Fair value for the investments is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Fair value for the interest rate swap derivative is based on forward LIBOR rates that are and will be observable at commonly quoted intervals for the full term of the interest rate swap agreement. See Note 10, “Long-Term Debt,” for further information regarding the interest rate swap agreement.

•

Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions: Our level 3 financial instruments recorded at fair value consist of non-current auction rate securities that are designated as available-for-sale, and are reported at fair value of $13.5 million (par value of $15.0 million) as of September 30, 2012. To estimate the fair value of these securities, we use valuations from third-party pricing models that include factors such as the collateral underlying the securities, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security would have a successful auction. To validate the reasonableness of these valuations, we compare such valuations to other third party valuations that provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of September 30, 2012.

Our financial instruments recorded at fair value on a recurring basis at September 30, 2012, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$208,862	$—	$208,862	$—
Government-sponsored enterprise securities (GSEs)	33,066	33,066	—	—
Municipal securities	73,899	—	73,899	—
U.S. treasury notes	33,691	33,691	—	—
Certificates of deposit	7,377	—	7,377	—
Auction rate securities	13,523	—	—	13,523

Total assets at fair value	$370,418	$66,757	$290,138	$13,523

Interest rate swap liability	$1,270	$—	$1,270	$—

Our financial instruments recorded at fair value on a recurring basis at December 31, 2011, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$231,634	$—	$231,634	$—
GSEs	33,949	33,949	—	—
Municipal securities	47,313	—	47,313	—
U.S. treasury notes	21,748	21,748	—	—
Certificates of deposit	2,272	—	2,272	—
Auction rate securities	16,134	—	—	16,134

Total assets at fair value	$353,050	$55,697	$281,219	$16,134

Interest rate swap liability	$—	$—	$—	$—

The following table presents activity for the nine months ended September 30, 2012, relating to our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)
Balance at December 31, 2011	$16,134
Total gains (unrealized only):
Included in other comprehensive income	1,439
Settlements	(4,050)

Balance at September 30, 2012	$13,523

The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at September 30, 2012	$903

Fair Value Measurements – Disclosure Only

The carrying amounts and estimated fair values of our long-term debt as well as the applicable fair value hierarchy tier, at September 30, 2012, are contained in the table below. Our convertible senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Borrowings under our credit facility and our term loan are classified as Level 3 financial instruments, because certain inputs used to determine the fair value of these agreements are unobservable. The carrying value of the credit facility at September 30, 2012 approximates fair value because of the short period of time between the borrowing under the credit facility in 2012, and September 30, 2012. The carrying value of the term loan at September 30, 2012, approximates its fair value because there has been no significant change to our credit risk relating to this instrument from the term loan’s origination date in December 2011, to September 30, 2012.

	September 30, 2012
	Carrying	Total
	Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Convertible senior notes	$173,940	$209,040	$—	$209,040	$—
Credit facility	40,000	40,000	—	—	40,000
Term loan	47,754	47,754	—	—	47,754

	$261,694	$296,794	$—	$209,040	$87,754

	December 31, 2011
	Carrying	Total
	Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Convertible senior notes	$169,526	$192,049	$—	$192,049	$—
Credit facility	—	—	—	—	—
Term loan	48,600	48,600	—	—	48,600

	$218,126	$240,649	$—	$192,049	$48,600

6. Investments

The following tables summarize our investments as of the dates indicated:

	September 30, 2012
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$208,217	$688	$43	$208,862
GSEs	33,015	55	4	33,066
Municipal securities	73,750	232	83	73,899
U.S. treasury notes	33,640	51	—	33,691
Certificates of deposit	7,377	—	—	7,377
Auction rate securities	14,950	—	1,427	13,523

	$370,949	$1,026	$1,557	$370,418

	December 31, 2011
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$231,407	$442	$215	$231,634
GSEs	33,912	46	9	33,949
Municipal securities	47,099	232	18	47,313
U.S. treasury notes	21,627	121	—	21,748
Certificates of deposit	2,272	—	—	2,272
Auction rate securities	19,000	—	2,866	16,134

	$355,317	$841	$3,108	$353,050

The contractual maturities of our investments as of September 30, 2012 are summarized below:

		Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$210,489	$210,828
Due one year through five years	145,510	146,067
Due after ten years	14,950	13,523

	$370,949	$370,418

Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales and maturities of available-for-sale securities were $76.8 million and $105.0 million for the three months ended September 30, 2012, and 2011, respectively. Total proceeds from sales and maturities of available-for-sale securities were $213.7 million and $226.4 million for the nine months ended September 30, 2012, and 2011, respectively. Net realized investment gains for the three months ended September 30, 2012, and 2011 were $12,000 and $153,000 respectively. Net realized investment gains for the nine months ended September 30, 2012, and 2011 were $250,000 and $331,000 respectively.

We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities, discussed below, we have determined that unrealized gains and losses at September 30, 2012, and December 31, 2011, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

Auction Rate Securities

Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008, and such auctions have not resumed. Therefore, quoted prices in active markets have not been available since early 2008. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 18 years to 35 years. Considering the relative insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at September 30, 2012. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $67.1 million of these instruments at par value.

For the nine months ended September 30, 2012, and 2011, we recorded pretax unrealized gains of $1.4 million and $0.9 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of September 30, 2012.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$23,103	$43	15	$—	$—	—
GSEs	8,602	4	3	—	—	—
Municipal securities	15,077	81	30	3,693	2	2
Auction rate securities	—	—	—	13,523	1,427	22
U.S. treasury notes	—	—	—	—	—	—

Total temporarily impaired securities	$46,782	$128	48	$17,216	$1,429	24

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

	September 30, 2012	December 31, 2011
	(In thousands)
Health Plans segment:
California	$36,600	$22,175
Michigan	9,440	8,864
Missouri	1,240	27,092
New Mexico	7,908	9,350
Ohio	37,971	27,458
Texas	5,175	1,608
Utah	4,568	2,825
Washington	17,024	15,006
Wisconsin	2,661	4,909
Others	2,121	2,489

Total Health Plans segment	124,708	121,776
Molina Medicaid Solutions segment	32,201	46,122

	$156,909	$167,898

8. Restricted Investments

Pursuant to the regulations governing our Health Plan subsidiaries, we maintain statutory deposits and deposits required by state authorities in certificates of deposit and U.S. treasury securities. Additionally, we maintain restricted investments as protection against the insolvency of certain capitated providers. The following table presents the balances of restricted investments.

	September 30, 2012	December 31, 2011
	(In thousands)
California	$373	$372
Florida	5,733	5,198
Insurance Company	—	4,711
Michigan	1,000	1,000
Missouri	500	504
New Mexico	15,911	15,905
Ohio	9,079	9,078
Texas	3,506	3,518
Utah	2,979	2,895
Washington	151	151
Other	5,256	2,832

	$44,488	$46,164

The contractual maturities of our held-to-maturity restricted investments as of September 30, 2012 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$44,177	$44,186
Due one year through five years	311	311

	$44,488	$44,497

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

	Nine Months Ended	Three Months Ended	Year Ended
	September 30, 2012	September 30, 2012	Dec. 31, 2011
	(Dollars in thousands)
Balances at beginning of period	$402,476	$525,538	$354,356
Components of medical care costs related to:
Current period	3,860,825	1,361,539	3,911,803
Prior periods	(37,689)	(46,968)	(51,809)

Total medical care costs	3,823,136	1,314,571	3,859,994

Payments for medical care costs related to:
Current period	3,332,896	875,236	3,516,994
Prior periods	356,253	428,410	294,880

Total paid	3,689,149	1,303,646	3,811,874

Balances at end of period	$536,463	$536,463	$402,476

Benefit from prior period as a percentage of:
Balance at beginning of period	9.4%	8.9%	14.6%
Premium revenue	0.9%	3.2%	1.1%
Total medical care costs	1.0%	3.6%	1.3%

We recognized favorable prior period claims development in the amount of $37.7 million for the nine months ended September 30, 2012. This amount represents our estimate as of September 30, 2012 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2011 was more than the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2011 was due primarily to the following factors:

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

•

Offsetting some of the overestimation items described above, our Missouri health plan reserves were underestimated as a result of an unusually large number of premature infants during the fourth quarter of 2011.

We recognized favorable prior period claims development in the amount of $47.0 million for the three months ended September 30, 2012. This amount represents our estimate as of September 30, 2012 of the extent to which our initial estimate of medical claims and benefits payable at June 30, 2012 was more than the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at June 30, 2012 was due primarily to the following factors:

•	For our Texas health plan, we had only four months of paid claims data for the expansion regions that were added March 1, 2012. As a result, we overestimated the medical costs for those regions.

•

Our contract with the state of Missouri expired without renewal on June 30, 2012; however we continue to be liable for services rendered to members who were admitted to the hospital on or before June 30, 2012, until the earlier of 90 days or their date of discharge. We overestimated the impact of 90 days of run-out claims for these members.

•	For our Washington health plan, we overpaid certain outpatient claims during 2011 and early 2012, disrupting our payment patterns and leading to an overstatement of our liability at June 30, 2012.

•

For our Michigan health plan, certain inpatient claims with an unusually long run-out were paid in late 2011 and early 2012, resulting in an artificial increase in the amount of time we typically apply for claims payments when estimating the reserve. In the process of developing the reserves as of June 30, 2012, an adjustment was applied to offset these late claim payments, but the adjustment did not completely remove the effect. As a result, reserves were overstated as of June 30, 2012.

We recognized favorable prior period claims development in the amount of $49.5 million and $51.8 million for the nine months ended September 30, 2011, and the year ended December 31, 2011, respectively. This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2010, as a result of the following factors:

•	We overestimated the impact of a buildup in claims inventory in Ohio.

•	We overestimated the impact of the settlement of disputed provider claims in California.

•	We underestimated the reduction in outpatient facility claims costs as a result of a fee schedule reduction in New Mexico effective November 2010.

In estimating our claims liability at September 30, 2012, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•

Our Texas health plan membership nearly doubled effective March 1, 2012. In addition, effective March 1, 2012, we assumed inpatient medical liability for ABD members for which we were not previously responsible. Reserves for new coverage and new regions are now based on the newly developing claims lag patterns and comparisons with similar coverage in other regions with more historical data. The lag patterns are still incomplete and therefore the true reserve liability is more uncertain than usual.

•

Our California health plan has enrolled approximately 20,000 new ABD members since September 30, 2011, as a result of the mandatory assignment of ABD members to managed care plans effective July 1, 2011. These new members converted from a fee-for-service environment. Due to the relatively recent transition of these members to managed care, their utilization of medical services is less predictable than it is for many of our other members.

•

Our claims inventory had increased significantly during the first quarter of 2012, followed by a significant reduction in claims inventory in the second quarter of 2012 and a slight drop in the third quarter. Changes in claims inventory can impact historical claims lag patterns.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2011 and for the nine months ended September 30, 2012, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

10. Long-Term Debt

Credit Facility

On September 9, 2011, we entered into a credit agreement for a $170 million revolving credit facility (the “Credit Facility”) with various lenders and U.S. Bank National Association, as LC Issuer, Swing Line Lender, and Administrative Agent. The Credit Facility is used for general corporate purposes.

The Credit Facility has a term of five years under which all amounts outstanding will be due and payable on September 9, 2016. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $195 million. As of September 30, 2012 there was $40.0 million outstanding under the Credit Facility. Additionally, as of September 30, 2012, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho, which reduces the amount available under the Credit Facility.

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

The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also requires us to maintain as of the end of any fiscal quarter (calculated for each four consecutive fiscal quarter period) a ratio of total consolidated debt to total consolidated EBITDA, as defined in the Credit Facility, of not more than 2.75 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. At September 30, 2012, we were in compliance with all financial covenants under the Credit Facility.

In the event of a default, including cross-defaults relating to specified other debt in excess of $20.0 million, the lenders may terminate the commitments under the Credit Facility and declare the amounts outstanding, including all accrued interest and unpaid fees, payable immediately. In addition, the lenders may enforce any and all rights and remedies created under the Credit Facility or applicable law.

Convertible Senior Notes

As of September 30, 2012, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the Notes. This represents a conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

The proceeds from the issuance of the Notes have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the Notes is 7.5%, principally based on the seven-year U.S. treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the Notes are expected to be outstanding, as additional non-cash interest expense. As of September 30, 2012, we expect the Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 24 months. The Notes’ if-converted value did not exceed their principal amount as of September 30, 2012. At September 30, 2012, the equity component of the Notes, net of the impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	As of	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(13,060)	(17,474)

Net carrying amount	$173,940	$169,526

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$1,753	$1,753	$5,259	$5,259
Amortization of the discount on the liability component	1,499	1,384	4,414	4,095

Total interest cost recognized	$3,252	$3,137	$9,673	$9,354

Term Loan

On December 7, 2011, our wholly owned subsidiary Molina Center LLC entered into a Term Loan Agreement with various lenders and East West Bank, as Administrative Agent (the “Administrative Agent”). Pursuant to the terms of the Term Loan Agreement, Molina Center LLC borrowed the aggregate principal amount of $48.6 million to finance a portion of the $81.0 million purchase price for the acquisition of the approximately 460,000 square foot office building, or Molina Center, located in Long Beach, California.

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

Interest Rate Swap

In May 2012, we entered into a $42.5 million notional amount interest rate swap agreement, or Swap Agreement, with an effective date of March 1, 2013. While not designated as a hedge instrument, the Swap Agreement is intended to reduce our exposure to fluctuations in the contractual variable interest rates under our Term Loan Agreement, and expires on the maturity date of the Term Loan Agreement, which is November 30, 2018. Under the Swap Agreement beginning on March 1, 2013, we will receive a variable rate of the one-month LIBOR plus 3.25%, and pay a fixed rate of 5.34%. The Swap Agreement is measured and reported at fair value on a recurring basis, within Level 2 of the fair value hierarchy. Gains and losses relating to changes in its fair value are reported in earnings in the current period. For the three months and nine months ended September 30, 2012, we have recorded losses of $0.2 million and $1.3 million, respectively, to general and administrative expense. As of September 30, 2012, the fair value of the Swap Agreement is a liability of $1.3 million, recorded to other noncurrent liabilities. We do not use derivatives for trading or speculative purposes. We believe that we are not exposed to more than a nominal amount of credit risk relating to the Swap Agreement because the counterparty is an established and well-capitalized financial institution.

11. Stockholders’ Equity

Securities Repurchase Program. Effective as of October 26, 2011, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014 (see Note 10, “Long-Term Debt”). The repurchase program expired October 25, 2012. No securities were purchased under this program in the nine months ended September 30, 2012.

Stock Plans. In connection with the plans described in Note 4, “Share-Based Compensation,” we issued approximately 755,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the nine months ended September 30, 2012. Stock plan activity resulted in a $14.7 million increase to additional paid-in capital for the same period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Revenue:
Health Plans:
Premium revenue	$1,488,718	$1,138,230	$4,308,439	$3,348,438
Investment income	1,171	764	3,996	3,804
Rental income	1,879	—	5,408	—
Molina Medicaid Solutions:
Service revenue	48,422	37,728	132,351	111,290

	$1,540,190	$1,176,722	$4,450,194	$3,463,532

Depreciation and amortization:
Health Plans	$14,753	$12,207	$43,600	$34,915
Molina Medicaid Solutions	5,526	5,605	14,689	17,499

	$20,279	$17,812	$58,289	$52,414

Operating Income (Loss):
Health Plans	$(969)	$33,773	$(41,867)	$100,273
Molina Medicaid Solutions	8,156	(207)	23,207	(3,997)

Total operating income (loss)	7,187	33,566	(18,660)	96,276
Interest expense	4,315	4,380	12,421	11,666

Income (loss) before income taxes	$2,872	$29,186	$(31,081)	$84,610

	September 30,	December 31,
	2012	2011
Goodwill and intangible assets, net:
Health Plans	$145,021	$159,963
Molina Medicaid Solutions	91,100	95,787

	$236,121	$255,750

Total assets:
Health Plans	$1,672,149	$1,425,764
Molina Medicaid Solutions	234,918	226,382

	$1,907,067	$1,652,146

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

Molina Medicaid Solutions

On April 6, 2012, Molina Medicaid Solutions received a schedule from the state of Maine purporting to represent approximately $32.6 million in unspecified damages suffered by the state related to the state’s MMIS that was designed, developed, and implemented by Molina Medicaid Solutions. The level of detail provided in the schedule is not adequate for us to determine the specific nature of the damages claimed by the state. No formal claim has been asserted against us by the state, nor has any legal basis been asserted for any potential claims against us. To the extent that the state decides at some point in the future to pursue its alleged claims against us, Unisys Corporation, or Unisys, the former owner of the MMIS, has agreed to assume the defense of that portion of the claim related to the delay in the MMIS “go live” date from March 1, 2010 to August 1, 2010, since that delay had been agreed upon with the state prior to our May 1, 2010 acquisition of Molina Medicaid Solutions from Unisys. The amount of our potential liability related to this matter, if any, cannot be reasonably estimated at this time, nor can a range of such possible liability be established.

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

Regulatory Capital and Dividend Restrictions

Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $519.2 million at September 30, 2012, and $492.4 million at December 31, 2011.

The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin have adopted these rules, which may vary from state to state. California and Florida have not yet adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.

As of September 30, 2012, our health plans had aggregate statutory capital and surplus of approximately $525.4 million compared with the required minimum aggregate statutory capital and surplus of approximately $270.0 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2012. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

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

14. Related Party Transactions

We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. For the three months ended September 30, 2012 and 2011, we paid $7.0 million, and $5.0 million, respectively, for medical service fees to this provider. For the nine months ended September 30, 2012 and 2011, we paid $20.6 million, and $16.8 million, respectively, for medical service fees to this provider.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated as a result of, but not limited to, risk factors related to the following:

•	the effectiveness of our medical cost containment initiatives in Texas;

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

•

the success of the Company’s efforts to retain existing government contracts and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states, including the pending RFP in New Mexico, and the Company’s ability to grow the Company’s revenues consistent with the Company’s expectations;

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

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures;

•	approval by state regulators of dividends and distributions by the Company’s health plan subsidiaries;

•	changes in funding under the Company’s contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings;

•	restrictions and covenants in the Company’s credit facility;

•	the relatively small number of states in which we operate health plans;

•	the availability of financing to fund and capitalize the Company’s acquisitions and start-up activities and to meet the Company’s liquidity needs;

•	a state’s failure to renew its federal Medicaid waiver;

•	an inadvertent unauthorized disclosure of protected health information;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments;

•	changes in general economic conditions, including unemployment rates; and

•	increasing consolidation in the Medicaid industry.

Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1A—Risk Factors, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.

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

Overview

Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: Health Plans; and Molina Medicaid Solutions.

Our Health Plans segment comprises health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. As of September 30, 2012, these health plans served approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our direct delivery business consists of primary care community clinics in California, Florida, New Mexico and Washington; additionally, we manage three county-owned primary care clinics under a contract with Fairfax County, Virginia.

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

With regard to our Ohio health plan, as a result of a lawsuit challenging the selection of several plans including our health plan for the new Medicaid managed care program in Ohio, the Ohio Office of Medical Assistance (OMA) announced on October 5, 2012 that the operation of the program is being delayed from the previously scheduled January 1, 2013 start date and will now commence on July 1, 2013. Following the trial court’s dismissal of the lawsuit, the court of appeals has permitted the state of Ohio to move forward with working on implementing the new program and finalizing the provider agreements with our Ohio plan and the other selected managed care plans.

During fiscal year 2012, we expect to respond to several RFPs and invitations to negotiate with respect to new business, including proposals to serve dual eligible populations and applications to participate in CMS’ Capitated Financial Alignment Demonstration project. On August 27, 2012, our Ohio health plan was chosen to participate in the Southwest, West Central, and Central markets under the Ohio Integrated Care Delivery System (ICDS). The Ohio ICDS is intended to improve care coordination for individuals enrolled in both Medicaid and Medicare. The selection of Molina of Ohio was made by the Ohio Department of Jobs and Family Services (ODJFS) pursuant to the request for applications for qualified health plans to serve in the ICDS issued in April 2012. The commencement of the ICDS is subject to the readiness review of the selected health plans, and the execution of three-way provider agreements between the health plans, ODJFS, and CMS. Enrollment of dual eligible members in the ICDS is expected to begin on April 1, 2013. Furthermore, on June 29, 2012, the Florida Agency for Health Care Administration (AHCA) issued invitations to negotiate for the Long-term Care Managed Care component of the Statewide Medicaid Managed Care program. We submitted a bid for eight of eleven regions on August 27, 2012, representing approximately thirty counties and 90,000 beneficiaries. We expect the state to announce contract awards in January 2013 with phased-in enrollment beginning August 2013 and extending through March 2014.

In addition, with regard to existing business, on August 31, 2012, the state of New Mexico issued an RFP for all covered Medicaid services (physical health, behavioral health, and long-term care), with such services expected to commence on January 1, 2014 under the new Medicaid contract. The awards are expected to be announced in January 2013.

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

On October 12, 2012, the Governor of the U.S. Virgin Islands announced a partnership in which the Company will provide MMIS to the U.S. Virgin Islands through our West Virginia fiscal agent operation. The contract outlining the sharing of the Company’s platform went through several rounds of review at the federal level and has been approved by CMS. The partnership will benefit both the Virgin Islands and taxpayers by circumventing the costs associated with establishing an independent system while gaining leverage from operating under a common platform. This partnership can serve as a model for the country by demonstrating that state and territorial governments can reduce local and federal costs by sharing such technologies for their Medicaid populations.

On July 13, 2012, our Molina Medicaid Solutions segment received full federal certification of its MMIS in the state of Idaho from the Centers for Medicare and Medicaid Services, or CMS. As a result of the CMS certification, the state of Idaho is entitled to receive federal reimbursement of 75% of its MMIS operations costs retroactive to June 1, 2010, the date that the system first began processing claims.

On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement MMIS to another company. For the nine months ended September 30, 2012, our revenue under the Louisiana MMIS contract was $38.8 million, or 29.3% of total service revenue. We expect that we will continue to perform under this contract through implementation and acceptance of the successor MMIS. Based upon our past experience and our knowledge of the Louisiana MMIS bid process, we believe that implementation and acceptance of the successor MMIS will not occur until 2014 at the earliest. Through implementation and acceptance of the successor MMIS we expect to recognize approximately $40 million in revenue annually under our Louisiana MMIS contract.

Composition of Revenue and Membership

Health Plans Segment

Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the nine months ended September 30, 2012, we received approximately 96% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

For the nine months ended September 30, 2012, we recognized approximately 4% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.

The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for the Children’s Health Insurance Program, or CHIP, members are generally among our lowest, with rates as low as approximately $75 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the TANF Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $110 in California to $260 in Ohio. Among our ABD membership, PMPM premiums range from approximately $330 in Utah to $1,400 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy, inpatient, behavioral health and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest PMPM premiums in the aggregate, at approximately $1,200 PMPM.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	September 30,	June 30,	December 31,	September 30,
	2012	2012	2011	2011
Total Ending Membership by Health Plan:
California	346,000	350,000	355,000	350,000
Florida	71,000	70,000	69,000	67,000
Michigan	219,000	220,000	222,000	217,000
Missouri (1)	—	79,000	79,000	78,000
New Mexico	90,000	89,000	88,000	89,000
Ohio	272,000	260,000	248,000	256,000
Texas	291,000	301,000	155,000	148,000
Utah	85,000	86,000	84,000	82,000
Washington	411,000	356,000	355,000	350,000
Wisconsin	41,000	42,000	42,000	41,000

Total	1,826,000	1,853,000	1,697,000	1,678,000

Total Ending Membership by State for our Medicare Advantage Plans:
California	7,300	7,000	6,900	6,500
Florida	900	900	800	700
Michigan	9,300	8,900	8,200	7,600
New Mexico	900	900	800	800
Ohio	200	200	200	100
Texas	1,100	800	700	600
Utah	8,300	8,300	8,400	7,400
Washington	6,100	5,700	5,000	4,500

Total	34,100	32,700	31,000	28,200

Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	44,100	41,100	31,500	23,700
Florida	10,300	10,400	10,400	10,400
Michigan	40,700	40,000	37,500	31,600
New Mexico	5,600	5,600	5,600	5,600
Ohio	29,000	29,600	29,100	29,900
Texas	101,300	111,000	63,700	61,800
Utah	8,900	8,800	8,500	8,300
Washington	23,400	4,400	4,800	4,700
Wisconsin	1,600	1,700	1,700	1,700

Total	264,900	252,600	192,800	177,700

(1)	Our contract with the state of Missouri expired without renewal on June 30, 2012.

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

•

Other — Expenses for medically related administrative costs of approximately $94.6 million, and $76.3 million, for the nine months ended September 30, 2012 and 2011, respectively, as well as certain provider incentive costs, reinsurance, costs to operate our medical clinics, and other medical expenses.

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Policies” below for a comprehensive discussion of how we estimate such liabilities.

Molina Medicaid Solutions Segment

Cost of service revenue consists primarily of the costs incurred to provide business process outsourcing and technology outsourcing services under our MMIS contracts. General and administrative costs consist primarily of indirect administrative costs and business development costs.

In some circumstances we may defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with a contract if revenue recognition is also deferred. Such deferred contract costs are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period.

Third Quarter Financial Performance Summary

The following table and narrative briefly summarizes our financial and operating performance for the three and nine months ended September 30, 2012. Comparable metrics for the third quarter of 2011 are also shown. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio and the premium tax ratio are computed as a percentage of premium revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollar amounts in thousands, except per share data)
Net income (loss) per diluted share	$0.07	$0.41	$(0.34)	$1.16
Premium revenue	$1,488,718	$1,138,230	$4,308,439	$3,348,438
Service revenue	$48,422	$37,728	$132,351	$111,290
Operating income (loss)	$7,187	$33,566	$(18,660)	$96,276
Net income (loss)	$3,364	$18,950	$(15,853)	$53,778
Total ending membership	1,826,000	1,678,000	1,826,000	1,678,000

Premium revenue	96.7%	96.7%	96.8%	96.7%
Service revenue	3.1	3.2	3.0	3.2
Investment income	0.1	0.1	0.1	0.1
Rental income	0.1	—	0.1	—

Total revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	88.3%	84.3%	88.7%	84.3%
General and administrative expense ratio	8.3%	8.5%	8.5%	8.4%
Premium tax ratio	2.5%	3.2%	2.8%	3.3%
Operating income (loss)	0.5%	2.9%	(0.4)%	2.8%
Net income (loss)	0.2%	1.6%	(0.4)%	1.6%
Effective tax rate	(17.1)%	35.1%	49.0%	36.4%

Third Quarter 2012 Overview

For the third quarter of 2012, net income was $3.4 million, or $0.07 per diluted share, compared with net income of $19.0 million, or $0.41 per diluted share, for the third quarter of 2011.

Our financial performance in the third quarter of 2012 improved substantially over the second quarter of 2012 due to a significant improvement in the profitability of the Texas health plan. Revenue was consistent between the second and third quarters of 2012 as a 30% increase in revenue at the Washington health plan offset the termination of our Missouri enrollment and a slight decline in Texas enrollment.

Results of Operations

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

Health Plans Segment

Premium Revenue

Premium revenue for the third quarter of 2012 increased 30.8% over the third quarter of 2011, due primarily to an increase in membership, a shift in member mix to populations generating higher premium revenue per member per month (PMPM), and benefit expansions. Medicare premium revenue was $116.1 million for the third quarter of 2012 compared with $101.5 million for the third quarter of 2011.

Membership at the Texas health plan nearly doubled year over year, while also growing significantly in Ohio and Washington. Growth in our ABD membership led to higher premium revenue PMPM in 2012. ABD membership, as a percent of total membership, has increased approximately 37% year over year. Premium revenue PMPM also increased in the third quarter of 2012 as a result of the inclusion of revenue from the pharmacy benefit for our Ohio health plan effective October 1, 2011, and as a result of the inclusion of revenue from the inpatient facility and pharmacy benefits across all of our Texas health plan membership effective March 1, 2012.

Medical Care Costs

The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended September 30,
	2012			2011
			% of			% of
	Amount	PMPM	Total	Amount	PMPM	Total
Fee for service	$908,201	$165.97	69.1%	$698,995	$140.55	72.9%
Pharmacy	219,823	40.17	16.7	89,191	17.93	9.3
Capitation	142,714	26.08	10.9	129,315	26.00	13.5
Other	43,833	8.03	3.3	41,657	8.39	4.3

Total	$1,314,571	$240.25	100.0%	$959,158	$192.87	100.0%

Medical care costs increased in the third quarter of 2012 primarily due to the same shifts in member mix and the benefit expansions that led to increased premium revenue. Medical care costs as a percentage of premium revenue (the medical care ratio) also increased in the third quarter of 2012 when compared with the third quarter of 2011 because increases in premium rates have not kept pace with increases in medical costs.

Individual Health Plan Analysis

The Texas health plan’s financial performance improved dramatically in the third quarter from the second quarter of 2012. The medical care ratio of the Texas health plan was 90.3% in the third quarter of 2012 compared with 109.4% in the second quarter of 2012, and 93.7% in the third quarter of 2011. The medical care ratio for the Texas health plan’s ABD membership declined to 94% in the third quarter of 2012 from 119% in the second quarter. We received a blended rate increase in Texas of approximately 4%, or $4.5 million per month, effective September 1, 2012. The loss before taxes at the Texas health plan was approximately $5 million for the third quarter of 2012, compared with approximately $68 million for the second quarter of 2012 (which included a premium deficiency reserve charge of $10 million). In our Quarterly Report on Form 10-Q for the period ended June 30, 2012, we discussed the steps we are taking to return the Texas health plan to profitability. We confirm the previously disclosed expectation that the Texas health plan will be operating at financial break even on a go forward basis by December 2012.

The medical care ratio at the California health plan increased to 96.1% in the third quarter of 2012 from 88.8% in the third quarter of 2011. The higher medical care ratio was primarily the result of a shift in member mix to include more ABD members. The medical care ratio for the California health plan’s ABD membership was 110% in the third quarter of 2012, 100% for the nine months ended September 30, 2012, and 84% for the third quarter of 2011. The California Department of Health Care Services has recently solicited health plan input as to whether to conduct a review of the adequacy of ABD premium rates in California. The California health plan, which believes the ABD premium rates to be inadequate, has provided input supporting such a review. During the fourth quarter of 2012, we intend to exit an unprofitable service area in California, reducing enrollment by approximately 6,000 members.

The California health plan’s medical care ratio also increased by 1.4% in the third quarter of 2012 due to reductions to premium revenue of $2.4 million related to the expected reduction in premium rates of 2.35% for the elimination of the gross premium tax effective July 1, 2012. The reduction in premium was offset by an equivalent decrease in premium tax of $2.4 million. Although the state has not yet reduced the premium rates, we believe that both premium taxes and premium rates will be reduced equivalently retroactive to July 1, 2012.

The medical care ratio of the Florida health plan decreased to 84.0% in the third quarter of 2012, from 89.2% in the third quarter of 2011 due to a premium rate increase effective September 1, 2011, the re-contracting of portions of the health plan’s specialty care network, lower inpatient utilization and lower pharmacy costs.

The medical care ratio of the Michigan health plan increased to 89.3% in the third quarter of 2012, from 82.0% in the third quarter of 2011. The primary reason for the increase in the medical care ratio in 2012 was a reduction to premium rates linked to a decrease in premium taxes, in which both premium taxes and premium revenue were reduced equivalently effective April 1, 2012. The result was a higher medical care ratio in 2012, but there was no impact on profitability as premium tax expense was reduced by the same amount as premium revenue. The remainder of the deterioration in the Michigan plan’s medical care ratio was the result of higher pharmacy and fee for service costs. We expect to receive a blended rate increase in Michigan of approximately 2%, effective October 1, 2012.

The medical care ratio of the New Mexico health plan increased to 86.9% in the third quarter of 2012, from 84.2% in the third quarter of 2011, primarily as a result of higher inpatient facility costs.

The medical care ratio of the Ohio health plan increased to 82.7% for the third quarter of 2012 from 78.4% for the third quarter of 2011. The increase in the Ohio health plan’s medical care ratio was primarily the result of a 2% rate reduction effective January 1, 2012, together with the assumption of the lower margin pharmacy benefit effective October 1, 2011. Although the Ohio health plan’s medical care ratio increased in 2012, the medical margin (measured as total premium revenue less total medical care costs) increased to $52.9 million in the third quarter of 2012, from $50.2 million in the third quarter of 2011.

The medical care ratio of the Utah health plan increased to 85.2% in the third quarter of 2012 from 79.3% in the third quarter of 2011. The Utah health plan received a premium rate reduction of approximately 2% effective July 1, 2012.

The addition of ABD members to the Washington health plan effective July 1, 2012 increased its medical care ratio to 86.4% in the third quarter of 2012 compared with 82.8% in the third quarter of 2011. The higher premium revenue PMPM associated with the ABD membership, however, offset the increased medical care ratio, so that income from operations was consistent between the third quarters of 2012 and 2011. The medical care ratio for the Washington health plan’s new ABD membership was 93% in the third quarter of 2012.

The Wisconsin health plan reported a medical care ratio of 93.5% for the third quarter of 2012 compared with 79.1% for the third quarter of 2011. We believe that the state’s premium rates in effect through December 31, 2012 are not adequate to cover the costs of servicing that contract. Accordingly, we recorded a premium deficiency reserve for the Wisconsin health plan at June 30, 2012 of $3.0 million. One-half of that reserve was reversed during the third quarter corresponding with the reduction in the number of months remaining in the rating period. Absent the $1.5 million partial reversal of the premium deficiency reserve, the medical care ratio of the Wisconsin health plan would have been approximately 102.6% for the third quarter of 2012. Inpatient costs in the TANF program are the primary driver of the increased costs in the third quarter of 2012, when compared with the third quarter 2011. The Wisconsin health plan will receive new premium rates effective January 1, 2013. Company management believes that premiums remain too low to cover medical costs and is working with the state and CMS to achieve actuarially sound rates. Additionally, our Wisconsin plan has implemented provider contracting initiatives and new utilization management techniques as a part of its efforts to improve profitability. If we are unable to achieve rates that are actuarially sound, it may no longer be feasible for us to continue as a health plan in the state.

Health Plans Segment Operating Data

The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended September 30, 2012
		Premium Revenue		Medical Care Costs				MCR Excluding
	Member Months (1)	Total	PMPM	Total	Expense	Medical Care Ratio	Premium Tax Expense	Premium Tax Expense (4)
California	1,041	$162,389	$156.00	$156,106	$149.96	96.1%	$—	96.1%
Florida	214	57,429	268.56	48,250	225.64	84.0	(5)	84.0
Michigan	656	160,637	244.91	143,513	218.80	89.3	1,046	89.9
Missouri (2)	—	—	—	—	—	—	—	—
New Mexico	269	84,797	315.49	73,721	274.28	86.9	1,761	88.8
Ohio	805	306,314	380.20	253,447	314.58	82.7	23,824	89.7
Texas	890	350,810	394.10	316,716	355.80	90.3	6,289	91.9
Utah	256	73,484	287.21	62,630	244.79	85.2	—	85.2
Washington	1,217	274,079	225.29	236,928	194.76	86.4	4,888	88.0
Wisconsin	124	16,279	131.21	15,217	122.65	93.5	—	93.5
Other (3)	—	2,500	—	8,043	—	—	91	—

	5,472	$1,488,718	$272.08	$1,314,571	$240.25	88.3%	$37,894	90.6%

	Three Months Ended September 30, 2011
		Premium Revenue		Medical Care Costs				MCR Excluding
	Member Months (1)	Total	PMPM	Total	Expense	Medical Care Ratio	Premium Tax Expense	Premium Tax Expense (4)
California	1,049	$144,888	$138.11	$128,596	$122.58	88.8%	$1,114	89.4%
Florida	199	51,569	258.96	46,009	231.04	89.2	(17)	89.2
Michigan	656	165,636	252.46	135,899	207.13	82.0	9,644	87.1
Missouri (2)	234	58,196	248.80	45,428	194.22	78.1	—	78.1
New Mexico	267	79,644	297.82	67,043	250.70	84.2	2,084	86.4
Ohio	745	232,616	312.55	182,363	245.02	78.4	18,072	85.0
Texas	414	105,577	255.25	98,954	239.24	93.7	1,613	95.2
Utah	243	69,763	286.47	55,293	227.05	79.3	—	79.3
Washington	1,043	211,131	202.49	174,912	167.76	82.8	3,776	84.4
Wisconsin	123	17,269	139.95	13,656	110.67	79.1	—	79.1
Other (3)	—	1,941	—	11,005	—	—	88	—

	4,973	$1,138,230	$228.88	$959,158	$192.87	84.3%	$36,374	87.0%

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.
(2)	Our contract with the state of Missouri expired without renewal on June 30, 2012. The Missouri health plan’s claims run-out activity subsequent to June 30, 2012, is reported in “Other.”
(3)	“Other” medical care costs also include medically related administrative costs at the parent company.
(4)	The MCR Excluding Premium Tax Expense represents medical costs as a percentage of premium revenues, where premium revenue is reduced by premium tax expense.

Molina Medicaid Solutions Segment

Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Service revenue before amortization	$48,958	$39,273
Amortization recorded as reduction of service revenue	(536)	(1,545)

Service revenue	48,422	37,728
Cost of service revenue	37,004	34,584
General and administrative costs	1,980	2,069
Amortization of customer relationship intangibles recorded as amortization	1,282	1,282

Operating income (loss)	$8,156	$(207)

Operating income for our Molina Medicaid Solutions segment improved $8.4 million for the three months ended September 30, 2012, compared with the same prior year period. This improvement was primarily the result of stabilization of our newest Medicaid Management Information Systems, or MMIS, in Idaho and Maine. As discussed earlier, our Idaho MMIS has received full federal certification. Among the reasons cited by the Company for purchasing Molina Medicaid Solutions effective May 1, 2010, was the benefit of reducing our reliance on health plan operations. For the quarter ended September 30, 2012, the Molina Medicaid Solutions segment gross margin rate was 23.6%, compared with 11.7% for the Health Plans segment.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Health Plans Segment

Premium Revenue

In the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011, premium revenue grew 28.7% primarily due to an increase in membership, a shift in member mix to populations generating higher premium revenue per member per month (PMPM), and benefit expansions. Medicare premium revenue was $346.6 million for the nine months ended September 30, 2012, compared with $282.3 million for the nine months ended September 30, 2011.

Growth in our ABD membership led to higher premium revenue PMPM in 2012. ABD membership, as a percent of total membership, has increased approximately 37% year over year. Premium revenue PMPM also increased in the nine months ended September 30, 2012, as a result of the inclusion of revenue from the pharmacy benefit for our Ohio health plan effective October 1, 2011, and as a result of the inclusion of revenue from the inpatient facility and pharmacy benefits across all of our Texas health plan membership effective March 1, 2012.

Medical Care Costs

The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Nine Months Ended September 30,
	2012			2011
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,666,470	$164.09	69.8%	$2,050,430	$138.40	72.7%
Pharmacy	606,004	37.29	15.9	268,637	18.13	9.5
Capitation	417,643	25.70	10.9	383,955	25.92	13.6
Other	133,019	8.19	3.4	119,027	8.03	4.2

Total	$3,823,136	$235.27	100.0%	$2,822,049	$190.48	100.0%

Our medical care ratio and medical margin deteriorated in the nine months ended September 30, 2012, when compared with the nine months ended September 30, 2011, for the same reasons described above in the “Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011.”

Health Plans Segment Operating Data

The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Nine Months Ended September 30, 2012							MCR Excluding Premium
	Member	Premium Revenue		Medical Care Costs		Medical Care	Premium Tax	Tax
	Months (1)	Total	PMPM	Total	PMPM	Ratio	Expense	Expense(4)
California	3,156	$491,718	$155.80	$446,694	$141.53	90.8%	$5,004	91.8%
Florida	632	170,922	270.47	146,261	231.44	85.6	(18)	85.6
Michigan	1,983	491,301	247.78	419,406	211.52	85.4	11,203	87.4
Missouri (2)	483	113,818	235.63	113,101	234.15	99.4	—	99.4
New Mexico	801	253,418	316.56	208,668	260.66	82.3	5,971	84.3
Ohio	2,313	896,908	387.74	735,432	317.93	82.0	69,689	88.9
Texas	2,389	908,532	380.30	890,042	372.57	98.0	16,155	99.7
Utah	767	225,533	293.93	183,930	239.71	81.6	—	81.6
Washington	3,352	697,065	207.97	592,398	176.75	85.0	12,599	86.5
Wisconsin	374	52,209	139.46	54,861	146.54	105.1	—	105.1
Other (3)	—	7,015	—	32,343	—	—	350	—

	16,250	$4,308,439	$265.14	$3,823,136	$235.27	88.7%	$120,953	91.3%

	Nine Months Ended September 30, 2011							MCR Excluding Premium
	Member	Premium Revenue		Medical Care Costs		Medical Care	Premium Tax	Tax
	Months (1)	Total	PMPM	Total	PMPM	Ratio	Expense	Expense(4)
California	3,133	$418,961	$133.71	$359,844	$114.84	85.9%	$4,937	86.9%
Florida	588	150,561	256.13	141,872	241.35	94.2	34	94.3
Michigan	2,002	495,971	247.70	399,952	199.75	80.6	29,219	85.7
Missouri (2)	722	169,988	235.45	148,135	205.18	87.1	—	87.1
New Mexico	808	246,223	304.71	205,659	254.51	83.5	6,472	85.8
Ohio	2,218	693,829	312.86	533,216	240.44	76.9	53,629	83.3
Texas	1,154	290,787	252.06	271,723	235.54	93.4	5,016	95.1
Utah	723	215,205	297.62	167,605	231.79	77.9	—	77.9
Washington	3,104	608,998	196.25	515,769	166.20	84.7	11,099	86.3
Wisconsin	364	51,526	141.42	47,450	130.23	92.1	44	92.2
Other (3)	—	6,389	—	30,824	—	—	183	—

	14,816	$3,348,438	$226.01	$2,822,049	$190.48	84.3%	$110,633	87.2%

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.
(2)	Our contract with the state of Missouri expired without renewal on June 30, 2012. The Missouri health plan’s claims run-out activity subsequent to June 30, 2012, is reported in “Other.”
(3)	“Other” medical care costs also include medically related administrative costs of the parent company.
(4)	The MCR Excluding Premium Tax Expense represents medical costs as a percentage of premium revenues, where premium revenue is reduced by premium tax expense.

Molina Medicaid Solutions Segment

Performance of the Molina Medicaid Solutions segment was as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Service revenue before amortization	$133,193	$116,567
Amortization recorded as reduction of service revenue	(842)	(5,277)

Service revenue	132,351	111,290
Cost of service revenue	98,111	105,020
General and administrative costs	7,187	6,421
Amortization of customer relationship intangibles recorded as amortization	3,846	3,846

Operating income (loss)	$23,207	$(3,997)

Operating income for our Molina Medicaid Solutions segment improved $27.2 million for the nine months ended September 30, 2012, compared with the same prior year period for the reasons discussed above in “Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011.”

Consolidated Expenses

General and Administrative Expenses

General and administrative expenses decreased to 8.3% of total revenue for the three months ended September 30, 2012, compared with 8.5% of total revenue for the three months ended September 30, 2011. General and administrative expenses increased to 8.5% of total revenue for the nine months ended September 30, 2012, compared with 8.4% of total revenue for the nine months ended September 30, 2011. The increased ratio of general and administrative expenses to total revenue for the nine months ended September 30, 2012, was primarily due to investments in administrative infrastructure relating to our membership growth in Texas, and in anticipation of opportunities among the dual-eligible population.

Premium Tax Expense

Premium tax expense decreased to 2.5% of premium revenue for the three months ended September 30, 2012, from 3.2% in the three months ended September 30, 2011, and decreased to 2.8% of premium revenue, in the nine months ended September 30, 2012, from 3.3% in the nine months ended September 30, 2011. The quarter and year-to-date decreases were primarily due to the reduction of premium taxes at the Michigan and California health plans effective in 2012, as discussed in “Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011,” above, and the growth in revenue at our Texas health plan, which is subject to a lower premium tax rate (measured as a percentage of premium revenue) than our consolidated average.

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

	Three Months Ended September 30,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software	$11,201	0.7%	$8,234	0.7%
Amortization of intangible assets	4,833	0.3	5,196	0.4

Depreciation and amortization reported as such in the consolidated statements of income	16,034	1.0	13,430	1.1
Amortization recorded as reduction of service revenue	536	0.1	1,545	0.1
Amortization of capitalized software recorded as cost of service revenue	3,709	0.2	2,837	0.2

Total	$20,279	1.3%	$17,812	1.4%

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software	$31,524	0.7%	$22,859	0.7%
Amortization of intangible assets	15,922	0.4	15,728	0.5

Depreciation and amortization reported as such in the consolidated statements of income	47,446	1.1	38,587	1.2
Amortization recorded as reduction of service revenue	842	—	5,277	0.1
Amortization of capitalized software recorded as cost of service revenue	10,001	0.2	8,550	0.2

Total	$58,289	1.3%	$52,414	1.5%

Interest Expense

Interest expense decreased to $4.3 million for the three months ended September 30, 2012, from $4.4 million for the three months ended September 30, 2011, and increased to $12.4 million for the nine months ended September 30, 2012, from $11.7 million for the nine months ended September 30, 2011 primarily due to interest expense associated with the long-term debt we incurred to purchase our corporate headquarters building in December 2011. Interest expense includes non-cash interest expense relating to our convertible senior notes, which amounted to $1.5 million and $1.4 million for the three months ended September 30, 2012, and 2011, respectively, and $4.4 million and $4.1 million for the nine months ended September 30, 2012, and 2011, respectively

Income Taxes

The provision for income taxes is recorded at an effective rate of (17.1%) for the three months ended September 30, 2012 compared with 35.1% for the three months ended September 30, 2011, and 49.0% for the nine months ended September 30, 2012 compared with 36.4% for the nine months ended September 30, 2011. The higher rate in 2012 is primarily due to the greater proportional impact of non-deductible on the effective tax rate as earnings before taxes decrease. We recorded a tax benefit for the three months ended September 30, 2012 primarily due to the incremental impact of the increase in our estimated annual tax rate relating to the year-to-date net loss.

Liquidity and Capital Resources

We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of September 30, 2012, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

Investment income increased to $4.0 million for the nine months ended September 30, 2012, compared with $3.8 million for the nine months ended September 30, 2011. Our annualized portfolio yield for the nine months ended September 30, 2012 was 0.5% compared with 0.6% for the nine months ended September 30, 2011.

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

Cash provided by operating activities for the nine months ended September 30, 2012 was $264.0 million compared with $155.2 million for the nine months ended September 30, 2011, an increase of $108.8 million. Higher medical claims and benefits payable at our Texas health plan was the primary reason for the increase in cash flow provided by operating activities, followed by an increase in deferred revenue. Medical claims and benefits payable were a source of operating cash of $134.0 million in the nine months ended September 30, 2012 compared with $6.7 million in the nine months ended September 30, 2011. Deferred revenue was a source of operating cash amounting to $92.4 million in the nine months ended September 30, 2012, compared with $25.4 million in the nine months ended September 30, 2011.

Reconciliation of Non-GAAP (1) to GAAP Financial Measures

EBITDA (2)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$3,364	$18,950	$(15,853)	$53,778
Add back:
Depreciation and amortization reported in the consolidated statements of cash flows	20,279	17,812	58,289	52,414
Interest expense	4,315	4,380	12,421	11,666
Income tax (benefit) expense	(492)	10,236	(15,228)	30,832

EBITDA	$27,466	$51,378	$39,629	$148,690

(1)	GAAP stands for U.S. generally accepted accounting principles.
(2)	EBITDA is not prepared in conformity with GAAP because it excludes depreciation and amortization, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to the GAAP measures of net income, operating income, operating margin, or cash provided by operating activities, nor should EBITDA be considered in isolation from these GAAP measures of operating performance. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.

Capital Resources

At September 30, 2012, the parent company — Molina Healthcare, Inc. — held cash and investments of approximately $41.0 million, compared with approximately $23.6 million of cash and investments at December 31, 2011.

On a consolidated basis, at September 30, 2012, we had working capital of $482.4 million compared with $446.2 million at December 31, 2011. At September 30, 2012, and December 31, 2011, we had cash and investments, including restricted investments, of $1,130.4 million, and $893.0 million, respectively.

Effective as of October 26, 2011, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014 (see discussion of “Convertible Senior Notes” below). This repurchase program expired October 25, 2012. No securities were purchased under this program in the nine months ended September 30, 2012.

We believe that our cash resources, Credit Facility (as defined below) and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

Credit Facility

On September 9, 2011, we entered into a credit agreement for a $170 million revolving credit facility (the “Credit Facility”) with various lenders and U.S. Bank National Association, as LC Issuer, Swing Line Lender, and Administrative Agent. The Credit Facility is used for general corporate purposes.

The Credit Facility has a term of five years under which all amounts outstanding will be due and payable on September 9, 2016. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $195 million. As of September 30, 2012 there was $40.0 million outstanding under the Credit Facility. Additionally, as of September 30, 2012, our lenders had issued two letters of credit in the aggregate principal amount of $10.3 million in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho, which reduces the amount available under the Credit Facility.

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

The Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also requires us to maintain as of the end of any fiscal quarter (calculated for each four consecutive fiscal quarter period) a ratio of total consolidated debt to total consolidated EBITDA, as defined in the Credit Facility, of not more than 2.75 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. At September 30, 2012, we were in compliance with all financial covenants under the Credit Facility.

In the event of a default, including cross-defaults relating to specified other debt in excess of $20.0 million, the lenders may terminate the commitments under the Credit Facility and declare the amounts outstanding, including all accrued interest and unpaid fees, payable immediately. In addition, the lenders may enforce any and all rights and remedies created under the Credit Facility or applicable law.

Convertible Senior Notes

As of September 30, 2012, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014 (the “Notes”) remain outstanding. The Notes rank equally in right of payment with our existing and future senior indebtedness. The Notes are convertible into cash and, under certain circumstances, shares of our common stock. The conversion rate is 31.9601 shares of our common stock per $1,000 principal amount of the Notes. This represents a conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

Term Loan

On December 7, 2011, our wholly owned subsidiary Molina Center LLC entered into a Term Loan Agreement with various lenders and East West Bank, as Administrative Agent (the “Administrative Agent”). Pursuant to the terms of the Term Loan Agreement, Molina Center LLC borrowed the aggregate principal amount of $48.6 million to finance a portion of the $81.0 million purchase price for the acquisition of the approximately 460,000 square foot office building, or Molina Center, located in Long Beach, California.

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

Interest Rate Swap

In May 2012, we entered into a $42.5 million notional amount interest rate swap agreement, or Swap Agreement, with an effective date of March 1, 2013. While not designated as a hedge instrument, the Swap Agreement is intended to reduce our exposure to fluctuations in the contractual variable interest rates under our Term Loan Agreement, and expires on the maturity date of the Term Loan Agreement, which is November 30, 2018. Under the Swap Agreement beginning on March 1, 2013, we will receive a variable rate of the one-month LIBOR plus 3.25%, and pay a fixed rate of 5.34%. The Swap Agreement is measured and reported at fair value on a recurring basis, within Level 2 of the fair value hierarchy. Gains and losses relating to changes in its fair value are reported in earnings in the current period. For the three months and nine months ended September 30, 2012, we have recorded losses of $0.2 million and $1.3 million, respectively, to general and administrative expense. As of September 30, 2012, the fair value of the Swap Agreement is a liability of $1.3 million, recorded to other noncurrent liabilities. We do not use derivatives for trading or speculative purposes. We believe that we are not exposed to more than a nominal amount of credit risk relating to the Swap Agreement because the counterparty is an established and well-capitalized financial institution.

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

Regulatory Capital and Dividend Restrictions

Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $519.2 million at September 30, 2012, and $492.4 million at December 31, 2011.

The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin have adopted these rules, which may vary from state to state. California and Florida have not yet adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.

As of September 30, 2012, our health plans had aggregate statutory capital and surplus of approximately $525.4 million compared with the required minimum aggregate statutory capital and surplus of approximately $270.0 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2012. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

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

California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of $0.5 million and $1.0 million at September 30, 2012, and December 31, 2011, respectively.

Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At both September 30, 2012, and December 31, 2011, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.

New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): Our contract with the state of New Mexico directs that a portion of premiums received may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. At both September 30, 2012, and December 31, 2011, we had not recorded any liability under the terms of these contract provisions.

Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $3.2 million and $0.7 million pursuant to our profit-sharing agreement with the state of Texas at September 30, 2012, and December 31, 2011, respectively.

Washington Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our Washington health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At both September 30, 2012, and December 31, 2011, we had not recorded any liability under the terms of this contract provision since medical expenses are not less than the contractual floor.

Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $1.7 million and $5.0 million for anticipated Medicare risk adjustment premiums as of September 30, 2012, and December 31, 2011, respectively.

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

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of September 30, 2012 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of September 30, 2012.

	Three Months Ended September 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$560	$532	$—	$532	$84,797
Ohio	2,824	1,412	—	1,412	306,314
Texas	17,685	10,453	—	10,453	350,810
Wisconsin	419	—	246	246	16,279

	$21,488	$12,397	$246	$12,643	$758,200

	Three Months Ended September 30, 2011
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$566	$345	$46	$391	$79,644
Ohio	2,160	1,719	—	1,719	232,616
Texas	400	400	—	400	105,577
Wisconsin	420	362	—	362	17,269

	$3,546	$2,826	$46	$2,872	$435,106

	Nine Months Ended September 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,676	$1,350	$658	$2,008	$253,418
Ohio	8,222	6,810	966	7,776	896,908
Texas	41,687	30,487	—	30,487	908,532
Wisconsin	1,284	—	492	492	52,209

	$52,869	$38,647	$2,116	$40,763	$2,111,067

	Nine Months Ended September 30, 2011
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,712	$1,219	$364	$1,583	$246,223
Ohio	7,472	6,152	3,501	9,653	693,829
Texas	1,560	1,560	—	1,560	290,787
Wisconsin	1,292	362	—	362	51,526

	$12,036	$9,293	$3,865	$13,158	$1,282,365

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

Provisions specific to each contract may, however, lead us to modify this general principle. In those circumstances, the right of the state to refuse acceptance of services, as well as the related obligation to compensate us, may require us to delay recognition of all or part of our revenue until that contingency (the right of the state to refuse acceptance) has been removed. In those circumstances we defer recognition of any contingent revenue (whether DDI, BPO services, hosting, and support and maintenance services) until the contingency has been removed. These types of contingency features are present in our Maine and Idaho contracts. In those states, we deferred recognition of revenue until the contingencies were removed.

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

Medical Claims and Benefits Payable — Health Plans Segment

The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	September 30, 2012	Dec. 31, 2011	September 30, 2011
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$414,725	$301,020	$283,160
Capitation payable	55,314	53,532	49,259
Pharmacy	42,681	26,178	16,615
Other	23,743	21,746	12,021

	$536,463	$402,476	$361,055

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

The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $414.7 million of our total medical claims and benefits payable of $536.5 million as of September 30, 2012. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at September 30, 2012, was $408.3 million.

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

The following table reflects the change in our estimate of claims liability as of September 30, 2012 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding September 30, 2012, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6%)	$144,100
(4%)	96,067
(2%)	48,033
2%	(48,033)
4%	(96,067)
6%	(144,100)

For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of September 30, 2012 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Trended Per member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(6%)	$(76,155)
(4%)	(50,770)
(2%)	(25,385)
2%	25,385
4%	50,770
6%	76,155

The following per-share amounts are based on a combined federal and state statutory tax rate of 37.5%, and 46.3 million diluted shares outstanding for the nine months ended September 30, 2012. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at September 30, 2012, net income for the nine months ended September 30, 2012 would increase or decrease by approximately $15.0 million, or $0.32 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at September 30, 2012, net income for the nine months ended September 30, 2012 would increase or decrease by approximately $7.9 million, or $0.17 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $75.1 million, or $1.62 per diluted share, and $40.0 million, or $0.86 per diluted share, respectively.

It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $15.0 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

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

We recognized favorable prior period claims development in the amount of $37.7 million for the nine months ended September 30, 2012. This amount represents our estimate as of September 30, 2012 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2011 was more than the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at December 31, 2011 was due primarily to the following factors:

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

•

Offsetting some of the overestimation items described above, our Missouri health plan reserves were underestimated as a result of an unusually large number of premature infants during the fourth quarter of 2011.

We recognized favorable prior period claims development in the amount of $47.0 million for the three months ended September 30, 2012. This amount represents our estimate as of September 30, 2012 of the extent to which our initial estimate of medical claims and benefits payable at June 30, 2012 was more than the amount that will ultimately be paid out in satisfaction of that liability. The overestimation of claims liability at June 30, 2012 was due primarily to the following factors:

•	For our Texas health plan, we had only four months of paid claims data for the expansion regions that were added March 1, 2012. As a result, we overestimated the medical costs for those regions.

•

Our contract with the state of Missouri expired without renewal on June 30, 2012; however we continue to be liable for services rendered to members who were admitted to the hospital on or before June 30, 2012, until the earlier of 90 days or their date of discharge. We overestimated the impact of 90 days of run-out claims for these members.

•	For our Washington health plan, we overpaid certain outpatient claims during 2011 and early 2012, disrupting our payment patterns and leading to an overstatement of our liability at June 30, 2012.

•

For our Michigan health plan, certain inpatient claims with an unusually long run-out were paid in late 2011 and early 2012, resulting in an artificial increase in the amount of time we typically apply for claims payments when estimating the reserve. In the process of developing the reserves as of June 30, 2012, an adjustment was applied to offset these late claim payments, but the adjustment did not completely remove the effect. As a result, reserves were overstated as of June 30, 2012.

We recognized favorable prior period claims development in the amount of $49.5 million and $51.8 million for the nine months ended September 30, 2011, and the year ended December 31, 2011, respectively. This was primarily caused by the overestimation of our liability for claims and medical benefits payable at December 31, 2010, as a result of the following factors:

•	We overestimated the impact of a buildup in claims inventory in Ohio.

•	We overestimated the impact of the settlement of disputed provider claims in California.

•	We underestimated the reduction in outpatient facility claims costs as a result of a fee schedule reduction in New Mexico effective November 2010.

In estimating our claims liability at September 30, 2012, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•

Our Texas health plan membership nearly doubled effective March 1, 2012. In addition, effective March 1, 2012, we assumed inpatient medical liability for ABD members for which we were not previously responsible. Reserves for new coverage and new regions are now based on the newly developing claims lag patterns and comparisons with similar coverage in other regions with more historical data. The lag patterns are still incomplete and therefore the true reserve liability is more uncertain than usual.

•

Our California health plan has enrolled approximately 20,000 new ABD members since September 30, 2011, as a result of the mandatory assignment of ABD members to managed care plans effective July 1, 2011. These new members converted from a fee-for-service environment. Due to the relatively recent transition of these members to managed care, their utilization of medical services is less predictable than it is for many of our other members.

•

Our claims inventory had increased significantly during the first quarter of 2012, followed by a significant reduction in claims inventory in the second quarter of 2012 and a slight drop in the third quarter. Changes in claims inventory can impact historical claims lag patterns.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2011 and for the nine months ended September 30, 2012, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

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

	Nine Months Ended September 30,		Three Months Ended September 30,		Year Ended
	2012	2011	2012	2011	Dec. 31, 2011
	(Dollars in thousands, except per-member amounts)
Balances at beginning of period	$402,476	$354,356	$525,538	$341,613	$354,356
Components of medical care costs related to:
Current period	3,860,825	2,871,515	1,361,539	990,449	3,911,803
Prior periods	(37,689)	(49,466)	(46,968)	(31,291)	(51,809)

Total medical care costs	3,823,136	2,822,049	1,314,571	959,158	3,859,994

Payments for medical care costs related to:
Current period	3,332,896	2,522,374	875,236	670,066	3,516,994
Prior periods	356,253	292,976	428,410	269,650	294,880

Total paid	3,689,149	2,815,350	1,303,646	939,716	3,811,874

Balances at end of period	$536,463	$361,055	$536,463	$361,055	$402,476

Benefit from prior period as a percentage of:
Balance at beginning of period	9.4%	14.0%	8.9%	9.2%	14.6%
Premium revenue	0.9%	1.5%	3.2%	2.7%	1.1%
Total medical care costs	1.0%	1.8%	3.6%	3.3%	1.3%
Claims Data:
Days in claims payable, fee for service	45	39	45	39	40
Number of members at end of period	1,826,000	1,678,000	1,826,000	1,678,000	1,697,000
Number of claims in inventory at end of period	163,600	132,200	163,600	132,200	111,100
Billed charges of claims in inventory at end of period	$304,600	$187,000	$304,600	$187,000	$207,600
Claims in inventory per member at end of period	0.09	0.08	0.09	0.08	0.07
Billed charges of claims in inventory per member at end of period	$166.81	$111.44	$166.81	$111.44	$122.33
Number of claims received during the period	15,455,000	12,864,800	5,079,200	4,149,600	17,207,500
Billed charges of claims received during the period	$14,339,700	$10,573,900	$4,951,000	$3,610,700	$14,306,500

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

Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Part II, Item 1A—Risk Factors, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. The risk factors described herein and in our 2011 Annual Report on Form 10-K as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows, or results of operations.

There have been no material changes to the risk factors disclosed in our 2011 Form 10-K as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective as of October 26, 2011, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014. The repurchase program expired October 25, 2012. No securities were purchased under this program in the nine months ended September 30, 2012.

Purchases of common stock made by or on behalf of the Company during the quarter ended September 30, 2012, including shares withheld by the Company to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 30	13,220	$26.48	—	$—
August 1—August 31	2,444	$24.44	—	$—
September 1—September 30	638	$24.24	—	$—

Total	16,302	$26.09	—

(a)	During the three months ended September 30, 2012, we did not repurchase any shares of our common stock outside of our publicly announced stock repurchase program. During the quarter we withheld 16,302 shares of common stock under our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan to settle our employees’ income tax obligations.

Item 6.	Exhibits

Exhibit No.	Title

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1)	XBRL Taxonomy Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Pursuant to Rule 406T of Regulation S-T, XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated: October 26, 2012	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated: October 26, 2012	/s/ JOHN C. MOLINA, J.D.
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