Form 10-K
period 2012-12-31
MOLINA HEALTHCARE INC
filed 2013-02-28
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of our most recently completed second fiscal quarter, was approximately $664.3 million (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2012).
As of February 22, 2013, approximately 45,154,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 1, 2013, are incorporated by reference into Part III of this Form 10-K.

MOLINA HEALTHCARE, INC.

Form 10-K

PART I
Item 1: Business
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. Dr. C. David Molina founded our company in 1980 as a provider organization serving the Medicaid population in Southern California. Today, we remain a provider-focused company led by his son, Joseph M. Molina, M.D. (Dr. J. Mario Molina). We report our financial performance based on two reportable segments: Health Plans and Molina Medicaid Solutions.
Our Health Plans segment consists of health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. As of December 31, 2012, these health plans served approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our direct delivery business consists of 24 primary care clinics in California, Florida, New Mexico, and Washington, and we manage three county-owned primary care clinics under a contract with Fairfax County, Virginia.
Our Health Plans segment derives its revenue principally in the form of premiums received under Medicaid contracts with the states in which our health plans operate. While the health plans receive fixed per-member per-month, or PMPM, premium payments from the states, the health plans are at risk for the medical costs associated with their members' health care. Our Health Plans segment operates in a highly regulated environment, with stringent minimum capitalization requirements which limit the ability of our health plan subsidiaries to pay dividends to us.
Our Molina Medicaid Solutions segment provides design, development, implementation, and business process outsourcing solutions to state governments for their Medicaid Management Information Systems, or MMIS. MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. Molina Medicaid Solutions currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, as well as a contract to provide drug rebate administration services for the Florida Medicaid program. We added the Molina Medicaid Solutions segment to our business in May 2010 to expand our product offerings to include support of state Medicaid agency administrative needs, reduce the variability in our earnings resulting from fluctuations in medical care costs, improve our operating profit margin percentages, and improve our cash flow by adding a business for which there are no restrictions on dividend payments.
From a strategic perspective, we believe our two business segments allow us to participate in an expanding sector of the economy and continue our mission of serving low-income families and individuals eligible for government-sponsored health care programs. Operationally, our two business segments share a common systems platform, which allows for economies of scale and common experience in meeting the needs of state Medicaid programs. We also believe that we may have opportunities to market to state Medicaid agencies various cost containment and quality practices used by our health plans, such as care management and care coordination, for incorporation into their own fee-for-service Medicaid programs.
Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666. Our website is www.molinahealthcare.com.
Information contained on our website or linked to our website is not incorporated by reference into, or as part of, this annual report. Unless the context otherwise requires, references to “Molina Healthcare,” the “Company,” “we,” “our,” and “us” herein refer to Molina Healthcare, Inc. and its subsidiaries. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, are available free of charge under the “investors” tab of our website, www.molinahealthcare.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Information regarding our officers and directors, and copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Compliance Committee are also available on our website. Such information is also available in print upon the request of any stockholder to our Investor Relations department at the address of our executive offices set forth above. In accordance with New York Stock Exchange, or NYSE, rules, on May 21, 2012, we filed the annual certification by our Chief Executive Officer certifying that he was unaware of any violation by us of the NYSE's corporate governance listing standards at the time of the certification.
Our Industry
The Medicaid and CHIP Programs. The Medicaid program is a federal entitlement program administered by the states. Medicaid provides health care and long-term care services and support to low-income Americans. Subject to federal laws and regulations, states have significant flexibility to structure their own programs in terms of eligibility, benefits, delivery of services, and provider payments. Medicaid is funded jointly by the states and the federal government. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state's federal medical assistance percentage, or

FMAP. A state's FMAP is calculated annually and varies inversely with average personal income in the state. The average FMAP across all states is currently about 57 percent, and ranges from a federally established FMAP floor of 50% to as high as 74%.
The most common state-administered Medicaid program is the Temporary Assistance for Needy Families program, or TANF. Another common state-administered Medicaid program is for aged, blind or disabled, or ABD, Medicaid members. In addition, the Children's Health Insurance Program, or CHIP, is a joint federal and state matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage. States have the option of administering CHIP through their Medicaid programs.
Each state establishes its own eligibility standards, benefit packages, payment rates, and program administration within broad federal statutory and regulatory guidelines. Every state Medicaid program must balance many potentially competing demands, including the need for quality care, adequate provider access, and cost-effectiveness. In an effort to improve quality and provide more uniform and cost-effective care, many states have implemented Medicaid managed care programs. These programs seek to improve access to coordinated health care services, including preventive care, and to control health care costs. Under Medicaid managed care programs, a health plan receives capitation payments from the state. The health plan, in turn, arranges for the provision of health care services by contracting with a network of medical providers. The health plan implements care management and care coordination programs that seek to improve both care access and care quality, while controlling costs more effectively.
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
Because Medicaid is a state-administered program, every state must have mechanisms, policies, and procedures in place to perform a large number of crucial functions, including the determination of eligibility and the reimbursement of medical providers for services provided. This requirement exists regardless of whether a state has adopted a fee-for-service or a managed care delivery model. MMIS are used by states to support these administrative activities. The federal government typically reimburses the states for 90% of the costs incurred in the design, development, and implementation of an MMIS and for 75% of the costs incurred in operating an MMIS. Although a small number of states build and operate their own MMIS, a far more typical practice is for states to sub-contract the design, development, implementation, and operation of their MMIS to private parties. Through our Molina Medicaid Solutions segment, we now actively participate in this market.
In certain instances, states have elected to provide medical benefits to individuals and families who are not served by Medicaid. In New Mexico and Washington, our health plan segment participates in programs that are administered in a manner similar to Medicaid and CHIP, but without federal matching funds.
Medicare Advantage Plans. During 2012, all of our health plans, except our Wisconsin health plan, operated Medicare Advantage plans, each of which included a mandatory Part D prescription drug benefit. Our Medicare Advantage special needs plans, or SNPs, operate under the trade name Molina Medicare Options Plus, and serve those beneficiaries who are dually eligible for both Medicare and Medicaid, such as low-income seniors and people with disabilities. Our Medicare Advantage Prescription Drug plans, or MA-PDs, operate under the trade name Molina Medicare Options. Although our MA-PD benefit plans do not exclusively enroll dual eligible beneficiaries, the plans' benefit structure is designed to appeal to lower income beneficiaries. We believe offering these Medicare plans is consistent with our historical mission of serving low-income and medically underserved families and individuals. None of our health plans operates a Medicare Advantage private fee-for-service plan. Total enrollment in our Medicare Advantage plans as of December 31, 2012 was approximately 36,000 members. For the year ended December 31, 2012, premium revenues from Medicare across all health plans represented approximately 8% of our total premium revenues.
As of December 31, 2012, approximately 75% of our members were TANF, 15% were ABD, 8% were CHIP, and 2% were Medicare.
Our Strengths
We focus on serving low-income families and individuals who receive health care benefits through government-sponsored programs within a managed care model. Additionally, we support state Medicaid agencies by providing them with comprehensive solutions to their MMIS development and operating needs. Our approach to our business is based on the following strengths:
Comprehensive Medicaid Services. We offer a complete suite of Medicaid services, ranging from quality care, disease management, cost management, and direct delivery of health care services at our clinics through our Health Plans segment, to state-level MMIS administration through our Molina Medicaid Solutions segment. We have the ability to draw upon our experience and expertise in each of these areas to enhance the quality of the services we offer in the others.

Flexible Service Delivery Systems. Our health plan care delivery systems are diverse and readily adaptable to different markets and changing conditions. We arrange health care services with a variety of providers, including independent physicians and medical groups, hospitals, ancillary providers, and our own clinics. Our systems support multiple types of contract models. Our provider networks are well-suited, based on medical specialty, member proximity, and cultural sensitivity, to provide services to our members. Our Molina Medicaid Solutions platform is based upon commercial off-the-shelf technology. As a result, we believe that our Molina Medicaid Solutions platform has the flexibility to meet a wide variety of state Medicaid administrative needs in a timely and cost-effective manner.
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
Recognition for Quality of Care. The National Committee for Quality Assurance, or NCQA, has accredited eight of our nine Medicaid managed care plans. Our Wisconsin plan acquired in September 2010 currently plans to seek NCQA accreditation in early 2014. We believe that these objective measures of the quality of the services that we provide will become increasingly important to state Medicaid agencies.
Experience and Expertise. Since the founding of our Company in 1980 to serve the Medicaid population in Southern California through a small network of primary care clinics, we have increased our membership to 1.8 million members as of December 31, 2012, expanded our Health Plans segment to nine states, and added our Molina Medicaid Solutions segment. Our experience over the last 30 years has allowed us to develop strong relationships with the constituents we serve, establish significant expertise as a government contractor, and develop sophisticated disease management, care coordination and health education programs that address the particular health care needs of our members. We also benefit from a thorough understanding of the cultural and linguistic needs of Medicaid populations.

Our Strategy
Our objective is to provide a comprehensive suite of Medicaid-related services to meet the health care needs of low-income families and individuals and the state Medicaid agencies that serve them. To achieve our objective, we intend to:
Continue to expand within existing markets, including as a result of the Affordable Care Act Medicaid expansion, the duals pilot projects, and the insurance marketplaces. We plan to continue our growth in existing markets. The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, commonly referred to together as the Affordable Care Act, or the ACA, provides us with several opportunities for growth, including the expansion of Medicaid eligibility in the states that elect to participate, the implementation of pilot projects for those who are dually eligible for Medicaid and Medicare, and the implementation of insurance marketplaces.

•
Medicaid expansion. As of February 27, 2013, among the states where we operate our health plans, the states of California, Florida, Michigan, New Mexico, Ohio, and Washington have indicated that they intend to participate in the Medicaid expansion; the states of Texas and Wisconsin have indicated that they do not intend to participate in the expansion; and the state of Utah is undecided. We believe there are significant opportunities to increase our revenues through the Medicaid expansion.

•
Duals. Nine million low-income elderly and disabled people in the United States are covered under both the Medicare and Medicaid programs. These beneficiaries, often called “dual eligibles” or simply “duals,” are more likely than other Medicare beneficiaries to be frail, live with multiple chronic conditions, and have functional and cognitive impairments. Policymakers at the federal and state level are developing initiatives for dual eligibles both to improve the coordination of their care, and to reduce spending for both Medicare and Medicaid. The Centers for Medicare and Medicaid Services, or CMS, has implemented several demonstrations designed to improve the coordination of care for dual eligibles and reduce spending under Medicare and Medicaid. These demonstrations include issuing contracts to 15 states to design a program to integrate Medicare and Medicaid services for dual eligibles in the state. Our health plans in California, Illinois, Michigan, Ohio, Texas, and Washington intend to take part in the duals demonstrations in those states. Beginning in September 2013, our California plan intends to serve duals in Riverside, San Bernardino and San Diego counties, and may participate with Health Net, Inc. for the duals contract in Los Angeles County. Our new Illinois plan will serve duals in Central Illinois beginning in 2014. Our Michigan plan will respond to a request for proposals to serve duals also beginning in late 2013. Our Ohio plan will serve duals in three regions in southwestern Ohio (Dayton, Columbus and Cincinnati) beginning in late 2013. The state of Texas announced that it intends to cover duals through its existing Medicaid contracts beginning in 2014. Our Washington plan will respond to a request for proposals to serve duals also beginning in 2014.

•
Insurance marketplaces. Under the ACA, insurance marketplaces will be online marketplaces organized on a state-by-state basis (although in many instances the insurance marketplace in a state will be operated by the federal government, and there could also be regional marketplaces where states combine their marketplace products). In the insurance marketplace, individuals and groups can purchase health insurance that in many instances will be federally subsidized (up to 400% of the federal poverty level by individual or family). We currently intend to participate in the insurance marketplaces in the states in which we operate our health plans. Our principal focus in participating in the marketplace is to capture the transition in membership that may result from a Medicaid member's income rising above the 138% level of the federal poverty line. By retaining that member in the marketplace, if the member's income subsequently declines, we will continuously serve that same member in all instances and not “lose” the member to another health plan. We endorse the so-called “bridge plan” as the best way to serve low-income persons who may qualify for coverage through the insurance marketplaces, and will be working with legislators and regulators during 2013 to advocate for the merits of the bridge plan.

Continue to enter new strategic markets. We plan to continue to enter new markets through both acquisitions and by building our own start-up operations. We intend to focus our expansion in markets with competitive provider communities, supportive regulatory environments, significant size, and, where practicable, mandated Medicaid managed care enrollment.
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
Open additional primary care clinics. The clinic model offers an integrated approach that helps us improve both the quality and cost-effectiveness of the care our members receive. Our Health Plans segment direct delivery business currently consists of primary care clinics in California, Florida, New Mexico, and Washington, and three county-owned clinics in Fairfax County, Virginia that we manage on behalf of the county. The growth and aging of the population of the United States foreshadows an increasing shortage of physicians over the next 15 years. Health care reform is expected to worsen this shortage. We believe the shortage will be felt most acutely among already under-served populations, such as the low income families and individuals we serve. While we have no plans to become an organization that fully integrates primary care delivery with our health plans, by leveraging our direct delivery capability on a selective basis we can improve access for our plan members in areas that are most under-served by primary care providers.

Medicaid Contracts
With the exception of our Wisconsin health plan, which does not serve Medicare members, all of our health plans serve TANF, CHIP, ABD, and Medicare members. For its Medicare members, each health plan enters into a one-year annually renewable contract with CMS. For its other members, each health plan enters into a contract with the state’s Medicaid agency. The contractual relationship with the state is generally for a period of three to four years and renewable on an annual or biannual basis at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause upon 30 days to nine months prior written notice. Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in obtaining the renewal of their contracts in each state prior to the actual expiration of their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals, or RFP, subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, on February 17, 2012, our Missouri health plan was notified that it was not awarded a new contract under that state’s RFP, and therefore its contract expired on June 30, 2012.
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
Primary Care Clinics. Our Health Plans segment operates 24 company-owned primary care clinics located in California, Florida, New Mexico and Washington. These clinics are located in neighborhoods where our members live, and provide us a first-hand opportunity to understand the special needs of our members. The clinics assist us in developing and implementing community education, disease management, and other programs. The clinics also give us direct clinic management experience that enables us to better understand the needs of our contracted providers. In addition, we have a subsidiary in Virginia that manages three health care clinics for Fairfax County.

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
Utilization Management. We continuously review utilization patterns with the intent to optimize quality of care and ensure that only appropriate services are rendered in the most cost-effective manner. Utilization management, along with our other tools of medical management and cost control, is supported by a centralized corporate medical informatics function which utilizes third-

party software and data warehousing tools to convert data into actionable information. We use predictive modeling that supports a proactive case and health management approach both for us and our affiliated physicians.
Case and Health Management. We seek to encourage quality, cost-effective care through a variety of case and health management programs, including disease management programs, educational programs, and pharmacy management programs.
Disease Management Programs. We develop specialized disease management programs that address the particular health care needs of our members. "motherhood matters!sm" is a comprehensive program designed to improve pregnancy outcomes and enhance member satisfaction. “breathe with ease!” is a multi-disciplinary disease management program that provides health education resources and case management services to assist physicians caring for asthmatic members between the ages of three and 15. “Healthy Living with Diabetes” is a diabetes disease management program. “Heart Health Living” is a cardiovascular disease management program for members who have suffered from congestive heart failure, angina, heart attack, or high blood pressure.
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

We have designed our corporate website with a focus on ease of use and visual appeal. Our website has a secure ePortal which allows providers, members, and trading partners to access individualized data. The ePortal allows the following self-services:

•
Provider Self Services. Providers have the ability to access information regarding their members and claims. Key functionalities include "Check Member Eligibility," "View Claim," and "View/Submit Authorizations."

•
Member Self Services. Members can access information regarding their personal data, and can perform the following key functionalities: "View Benefits," "Request New ID Card," "Print Temporary ID Card," and "Request Change of Address/PCP."

•
File Exchange Services. Various trading partners — such as service partners, providers, vendors, management companies, and individual IPAs — are able to exchange data files (such as those that may be required by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, or any other proprietary format) with us using the file exchange functionality.

Best Practices. We continuously seek to promote best practices. Our approach to quality is broad, encompassing traditional medical management and the improvement of our internal operations. We have staff assigned full-time to the development and implementation of a uniform, efficient, and quality-based medical care delivery model for our health plans. These employees coordinate and implement company-wide programs and strategic initiatives such as preparation of the Healthcare Effectiveness

Data and Information Set, or HEDIS, and accreditation by the NCQA. We use measures established by the NCQA in credentialing the physicians in our network. We routinely use peer review to assess the quality of care rendered by providers. Eight of our health plans are accredited by the NCQA. Our Wisconsin plan acquired in September 2010 currently plans to seek NCQA accreditation in early 2014.
Claims Processing. All of our health plans operate on a single managed care platform for claims processing (the QNXT 4.8 system).
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
To operate a health plan in a given state, we must apply for and obtain a certificate of authority or license from that state. Our operating health plans are licensed to operate as health maintenance organizations, or HMOs, in each of California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin. In those states we are regulated by the agency with responsibility for the oversight of HMOs which, in most cases, is the state department of insurance. In California, however, the agency with responsibility for the oversight of HMOs is the Department of Managed Health Care. Licensing requirements are the same for us as they are for health plans serving commercial or Medicare members. We must demonstrate that our provider network is adequate, that our quality and utilization management processes comply with state requirements, and that we have adequate procedures in place for responding to member and provider complaints and grievances. We must also demonstrate that we can meet requirements for the timely processing of provider claims, and that we can collect and analyze the information needed to manage our quality improvement activities. In addition, we must prove that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs.
Our health plans are required to file quarterly and annual reports of their operating results with the appropriate state regulatory agencies. These reports are accessible for public viewing. Each health plan undergoes periodic examinations and reviews by the state in which it operates. The health plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds. Each health plan must maintain its net worth at an amount determined by statute or regulation. The minimum statutory net worth requirements differ by state, and are generally based on statutory minimum risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. Our Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin health plans are subject to RBC requirements. Any acquisition of another plan’s members or its state contracts must also be approved by the state, and our ability to invest in certain financial securities may be prescribed by statute.
In addition, we are also regulated by each state’s department of health services or the equivalent agency charged with oversight of Medicaid and CHIP. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.

Medicaid. Medicaid was established in 1965 under the U.S. Social Security Act to provide medical assistance to the poor. Although jointly funded by federal and state governments, Medicaid is a state-operated and state-implemented program. Our contracts with the state Medicaid programs impose various requirements on us in addition to those imposed by applicable federal and state laws and regulations. Within broad guidelines established by the federal government, each state:

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
HIPAA. In 1996, Congress enacted the Health Insurance Portability and Accountability Act, or HIPAA. All health plans are subject to HIPAA, including ours. HIPAA generally requires health plans to:

•	Establish the capability to receive and transmit electronically certain administrative health care transactions, like claims payments, in a standardized format;

•	Afford privacy to patient health information; and

•	Protect the privacy of patient health information through physical and electronic security measures.
The ACA created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicaid, CHIP, and Medicare. Those enhancements included mandatory licensure for all providers, and site visits, fingerprinting, and criminal background checks for higher risk providers. On September 23, 2010, CMS issued proposed regulations designed to implement these requirements. It is not clear at this time the degree to which managed care providers would have to comply with these new requirements, many of which resemble procedures that we already have in place.
The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), a part of the American Recovery and Reinvestment Act of 2009, or ARRA, modified certain provisions of HIPAA by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions, and increasing penalties for violations. The U.S. Department of Health and Human Services, as required by the HITECH Act, has issued interim final rules that set forth the breach notification obligations applicable to covered entities and their business associates, or the HHS Breach Notification Rule. The various requirements of the HITECH Act and the HHS Breach Notification Rule have different compliance dates, some of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, we believe that we are in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, we are reviewing our current practices and identifying those which may be impacted by upcoming regulations. It is our intention to implement these new requirements on or before the applicable compliance dates.
Fraud and Abuse Laws. Our operations are subject to various state and federal health care laws commonly referred to as “fraud and abuse” laws. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. These fraud and abuse laws include the federal False Claims Act which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. If an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties up to fifty thousand dollars for each separate false claim. Suits filed under the Federal False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicaid, Medicare or other state or Federal health care programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Action of 2005, or DRA, encourages states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.
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
Employees
As of December 31, 2012, we had approximately 5,800 employees. Our employee base is multicultural and reflects the diverse Medicaid and Medicare membership we serve. We believe we have good relations with our employees. None of our employees is represented by a union.
Executive Officers of the Registrant
J. Mario Molina, M.D., 54, has served as President and Chief Executive Officer since succeeding his father and company founder, Dr. C. David Molina, in 1996. He has also served as Chairman of the Board since 1996. Prior to that, he served as Medical Director from 1991 through 1994 and was Vice President responsible for provider contracting and relations, member services, marketing and quality assurance from 1994 to 1996. He earned an M.D. from the University of Southern California and performed his medical internship and residency at the Johns Hopkins Hospital. Dr. Molina is the brother of John C. Molina.
John C. Molina, J.D., 48, has served in the role of Chief Financial Officer since 1995, and has been employed by the Company for over 30 years in a variety of positions. He also has served as a director since 1994. Mr. Molina is a member of the Los Angeles branch of the Federal Reserve Bank of San Francisco’s board of directors. Mr. Molina holds a Juris Doctorate from the University of Southern California School of Law. Mr. Molina is the brother of Dr. J. Mario Molina.
Terry P. Bayer, 62, has served as our Chief Operating Officer since 2005. She had formerly served as our Executive Vice President, Health Plan Operations. Ms. Bayer has over 30 years of health care management experience, including staff model clinic administration, provider contracting, managed care operations, disease management, and home care. Prior to joining us, her professional experience included regional responsibility at FHP, Inc. and multi-state responsibility as Regional Vice President at Maxicare; Partners National Health Plan, a joint venture of Aetna Life Insurance Company and Voluntary Hospital Association (VHA); and Lincoln National. She has also served as Executive Vice President of Managed Care at Matria Healthcare, President and Chief Operating Officer of Praxis Clinical Services, and as Western Division President of AccentCare. She holds a Juris Doctorate from Stanford University, a Master’s degree in Public Health from the University of California, Berkeley, and a Bachelor’s degree in Communications from Northwestern University.
Joseph W. White, 54, has served as our Chief Accounting Officer since 2007. In his role as Chief Accounting Officer, Mr. White is responsible for oversight of the Company’s accounting, reporting, forecasting, budgeting, actuarial, procurement, treasury and facilities functions. Mr. White has over 30 years of financial management experience in the health care industry. Prior to joining the Company in 2003, Mr. White worked for Maxicare Health Plans, Inc. from 1987 through 2002. Mr. White holds a Master’s degree in Business Administration and a Bachelor’s degree in Commerce from the University of Virginia. Mr. White is a Certified Public Accountant.
Jeff D. Barlow, 50, has served as our Senior Vice President, General Counsel, and Secretary since 2010. As General Counsel, Mr. Barlow is responsible for setting the overall legal strategy of the Company, and for providing legal counsel to senior management, to the board of directors, and to the consolidated organization. Before joining the Company, Mr. Barlow worked for the national law firm of DLA Piper in its corporate securities group. Mr. Barlow holds a Juris Doctorate from the University of Pittsburgh School of Law, a Master's degree in Public Health from the University of California, Berkeley, and a Bachelor's degree in Philosophy from the University of Utah.
Intellectual Property
We have registered and maintain various service marks, trademarks and trade names that we use in our businesses, including marks and names incorporating the “Molina” or “Molina Healthcare” phrase, and from time to time we apply for additional registrations of such marks. We utilize these and other marks and names in connection with the marketing and identification of products and services. We believe such marks and names are valuable and material to our marketing efforts.

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
Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully read and consider the following risk factors, as well as the other information we include or incorporate by reference in this report and the information in the other reports we file with the U.S. Securities Exchange Commission, or SEC. Such risk factors should be considered not only with regard to the information contained in this annual report, but also with regard to the information and statements in the other periodic or current reports we file with the SEC, as well as our press releases, presentations to securities analysts or investors, or other communications made by or with the approval of one of our executive officers. No assurance can be given that we will actually achieve the results contemplated or disclosed in our forward-looking statements. Such statements may turn out to be wrong due to the inherent uncertainties associated with future events. Accordingly, you should not place undue reliance on our forward-looking statements, which reflect management’s analyses, judgments, beliefs, or expectations only as of the date they are made.
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
Risks Related to Our Health Plans Business
Numerous risks associated with the Affordable Care Act and its implementation could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
In March 2010, President Obama signed both the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, commonly referred to together as the Affordable Care Act, or the ACA. The ACA enacts comprehensive changes to the United States health care system, elements of which will be phased in at various stages over the next several years. However, the most significant changes effected by the ACA are currently scheduled to be implemented as of January 1, 2014. There are a multitude of risks associated with the scope of change in the health care system represented by the ACA, including, but not limited to, the following:

•
Risks associated with the health care excise tax. One notable provision of the ACA is an excise tax that applies to most health plans, including both commercial health plans and Medicaid and/or Medicare managed care plans like Molina Healthcare. While characterized as a “fee” in the text of the ACA, the intent of Congress was to impose a broad-based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through slightly higher commercial insurance premiums. However, Medicaid is jointly paid for by the federal government and by state governments, so the cost of this excise tax, as it may be applied to Medicaid plans, will be passed on in the form of higher Medicaid costs and rates. In Medicaid and Medicare, capitated rates paid to managed care plans are required to be developed using generally accepted principles of actuarial soundness. Actuarial soundness requires that the full costs of doing business, including the costs of both federal and state taxes, be considered and factored into the applicable rate. Thus, for Medicaid and/or Medicare managed care plans like Molina Healthcare, Inc., the excise tax will be included in their capitated rates. Because of the novelty of this new tax, actuaries have never factored the tax into the development of capitated rates, an exercise which must be undertaken during 2013 and well in advance of the 2014 calendar year when the tax is scheduled to go into effect. Moreover, because the tax will be based on a health plan's market share as applied to a total excise tax base of $8 billion in 2014 (and rising thereafter), there is substantial uncertainty regarding the actual size of the tax assessment on Molina. Currently, we project that the excise tax assessment on Molina will be approximately $100 million. Since this amount is not deductible for income tax purposes under current law, and since our total net income for fiscal year 2011 was $20.8 million, and our net income for fiscal year 2012 was $9.8 million, our estimated tax rate for 2014 could be driven to 100%, and the excise tax could effectively equal the entire amount of our projected earnings. We and others in the health care industry are working with Congress to carve out the application of the excise tax on Medicaid plans. As an alternative to the repeal of the tax as it applies to Medicaid managed care plans, we and others in the health care industry will also be working with state actuaries to take account of the tax in the calculation of our 2014 rates. However, state budget constraints, inaccurate actuarial calculations, inadequate federal oversight of actuarial soundness, and market competition could result in a failure to reflect in our rates the full amount of the excise tax. If the excise tax is imposed as enacted on Medicaid managed care plans, or we are unable to obtain premium increases to fully offset the impact of the tax or otherwise adjust our business model, our business, financial condition, cash flows, and results of operations could be materially adversely affected.

•
Risks associated with the duals expansion. Nine million low-income elderly and disabled people are covered under both the Medicare and Medicaid programs. These beneficiaries, often called “dual eligibles,” are more likely than other Medicare beneficiaries to be frail, live with multiple chronic conditions, and have functional and cognitive impairments. Medicare is their primary source of health insurance coverage, as it is for the nearly 50 million elderly and under-65 disabled beneficiaries in 2012. Medicaid supplements Medicare by paying for services not covered by Medicare, such as dental care and long-term care services and supports, and by helping to cover Medicare's premiums and cost-sharing requirements. Together, these two programs help to shield very low-income Medicare beneficiaries from potentially unaffordable out-of-pocket medical and long-term care costs. Policymakers at the federal and state level are increasingly developing initiatives for dual eligibles, both to improve the coordination of their care, and to reduce spending. The Centers for Medicare and Medicaid Services, or CMS, has implemented several demonstration projects designed to improve the coordination of care for dual eligibles and to reduce Medicare and Medicaid spending. These demonstrations include issuing contracts to 15 states to design a program to integrate Medicare and Medicaid services for dual eligibles in the relevant state. Our health plans in California, Illinois, Michigan, Ohio, Texas, and Washington intend to take part in the duals demonstrations in those states. Beginning in September 2013, our California plan intends to serve duals in Riverside, San Bernardino, and San Diego counties, and may participate with Health Net, Inc. for the duals contract in Los Angeles County. Our new Illinois plan will serve duals in Central Illinois beginning in 2014. Our Michigan plan will respond to a request for proposals to serve duals beginning in late 2013. Our Ohio plan will serve duals in three regions in southwestern Ohio (Dayton, Columbus and Cincinnati) beginning in late 2013. The state of Texas announced that it intends to cover duals through its existing Medicaid contracts beginning in 2014. Our Washington plan will respond to a request for proposals to serve duals also beginning in 2014.

There are numerous risks associated with the initial implementation of a new program, with a health plan's expansion into a new service area, or with the provision of medical services to a new population which has not previously been in managed care. One such risk is the development of actuarially sound rates. Because there is limited historical information on which to develop rates, certain assumptions are required to be made which may subsequently prove to have been inaccurate. Rates of utilization could be significantly higher than had been projected, or the assumptions of policymakers about the amount of savings that could be achieved through the use of utilization management in managed care could be seriously flawed. Moreover, because of our lack of actuarial experience for that program, region, or population, our reserve levels may be set at an inadequate level. For instance, these problems arose at our Texas health plan in the second quarter of 2012, leading to extremely elevated medical care costs and substantial losses at the health plan. All of these risks are presented in the implementation of the duals demonstration programs. In the event these risks materialize at one or more of our health plans, the negative results of that health plan or plans could adversely affect our business, financial condition, cash flows, and results of operations.

•
Risks associated with the Medicaid expansion.   Among other things, by January 1, 2014, in the states that elect to participate, the ACA provides that the Medicaid program will be greatly expanded to provide eligibility to nearly all low-income people under age 65 with incomes at or below 138% of the federal poverty line. As a result, millions of low-income adults without children who currently cannot qualify for coverage, as well as many low-income parents and, in some instances, children now covered through CHIP, will be made eligible for Medicaid. As of February 27, 2013, among the states where we operate our health plans, the states of California, Florida, Michigan, New Mexico, Ohio, and Washington have indicated that they intend to participate in the Medicaid expansion; the states of Texas and Wisconsin have indicated that they do not intend to participate in the expansion; and the state of Utah is undecided. In those states that participate in the expansion, our Medicaid membership is likely to grow appreciably. The new enrollees in our health plans will represent a population that is different from the population of Medicaid enrollees we have historically managed. In addition, such enrollees may be unfamiliar with managed care, and may have substantial pent-up demand for medical services that could result in greater than anticipated rates of utilization. All of the risk factors described above with regard to the duals demonstration programs apply equally to the Medicaid expansion.

•
Risks associated with the insurance marketplaces. Under the ACA, insurance marketplaces will be online marketplaces organized on a state-by-state basis (although in many instances the insurance marketplace in a state will be operated by the federal government, and there could also be regional marketplaces where states combine their marketplace products).

In the insurance marketplace, individuals and groups can purchase health insurance that in many instances will be federally subsidized (up to 400% of the federal poverty level by individual or family). We currently intend to participate in the insurance marketplaces in the states in which we operate our health plans. Our principal focus in participating in the marketplace is to capture the transition in membership that may result from a Medicaid member's income rising above the 138% level of the federal poverty line. By retaining that member in the marketplace, if the member's income subsequently declines, we will continuously serve that same member in all instances and not “lose” the member to another health plan. We endorse the so-called “bridge plan” as the best way to serve low-income persons who may qualify for coverage through the insurance marketplaces, and will be working with legislators and regulators during 2013 to advocate for the merits of the bridge plan. All of the risk factors described above with regard to the duals demonstration programs apply equally to our participation in the insurance marketplaces.

•
Risk associated with implementing regulations. There are many parts of the ACA that will require further guidance in the form of regulations. Due to the breadth and complexity of the ACA, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the ACA's implementation, the overall impact of the ACA on our business and on the health industry in general over the coming years is difficult to predict and not yet fully known.

Our profitability depends on our ability to accurately predict and effectively manage our medical care costs.
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care ratio, meaning our medical care costs as a percentage of our premium revenue net of premium tax, has fluctuated substantially, and has also varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio for the year ended December 31, 2012 of 89.9% had been one percentage point higher, or 90.9%, our results for the year ended December 31, 2012 would have been a net loss of approximately $(0.55) per diluted share rather than our actual net income of $0.21 per diluted share, a decrease of over 300%.
Factors that may affect our medical care costs include the level of utilization of health care services, unexpected patterns in the annual influenza, or flu, season, increases in hospital costs, an increased incidence or acuity of high dollar claims related to catastrophic illnesses or medical conditions such as hemophilia for which we do not have adequate reinsurance coverage, increased maternity costs, payment rates that are not actuarially sound, changes in state eligibility certification methodologies, relatively low levels of hospital and specialty provider competition in certain geographic areas, increases in the cost of pharmaceutical products and services, changes in health care regulations and practices, epidemics, new medical technologies, and other various external factors. Many of these factors are beyond our control and could reduce our ability to accurately predict and effectively manage the costs of providing health care services. The inability to forecast and manage our medical care costs or to establish and maintain a satisfactory medical care ratio, either with respect to a particular state health plan or across the consolidated entity, could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
State and federal budget deficits may result in Medicaid, CHIP, or Medicare funding cuts which could reduce our revenues and profit margins.
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid and CHIP programs. Due to high unemployment levels, Medicaid enrollment levels and Medicaid costs remain elevated at the same time that state budgets are suffering from significant fiscal strain. Because Medicaid is one of the largest expenditures in every state budget, and one of the fastest-growing, it is a prime target for cost-containment efforts. All of the states in which we currently operate our health plans are currently facing significant budgetary pressures. These budgetary pressures may result in unexpected Medicaid, CHIP, or Medicare rate cuts which could reduce our revenues and profit margins. Moreover, some federal deficit reduction proposals would fundamentally change the structure and financing of the Medicaid program. Recently, various proposals have been advanced to reduce annual federal deficits and to slow the increase in the national debt. A number of these proposals include both tax increases and spending reductions in discretionary programs and mandatory programs, such as Social Security, Medicare, and Medicaid.
In addition, potential reductions in Medicare and Medicaid spending have been included in the discussions in Congress regarding deficit reduction measures. The Budget Control Act of 2011 provides that Medicare payments may be reduced by no more than 2% and certain other programs, including Medicaid, would be exempt from the automatic spending cuts associated with sequestration. At this time, we are unable to determine how any Congressional spending cuts will affect Medicare and Medicaid reimbursement in the future. We also cannot predict the initiatives that may be adopted in the future or their full impact. There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care that, if adopted, could potentially have a material adverse effect on our business, financial condition, cash flows, and results of operations.
A failure to accurately estimate incurred but not reported medical care costs may negatively impact our results of operations.

Because of the time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such “incurred but not paid,” or IBNP, medical care costs, are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations, such as with respect to duals, Medicaid expansion members, or aged, blind or disabled Medicaid members, is impacted by the more limited experience we have had with those populations. With regard to the new previously uninsured Medicaid members we expect to enroll in 2014 due to the Medicaid expansion, certain new members may be disproportionately costly due to high utilization in their first several months of Medicaid membership as a result of their previously having been uninsured and therefore not seeking or deferring medical treatment.
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
An increased incidence of flu in 2013 in one or more of the states in which we operate a health plan could significantly increase utilization rates and medical costs.
Our results during 2009 were significantly impacted by the widespread incidence of the H1N1 flu in the states in which we operate our health plans. During December 2012 and January 2013, the CDC reported that the incidence of the flu nationwide had been very high and is expected to continue through the 2013 flu season. We have taken steps to appropriately set our IBNP reserves to account for the high incidence of the flu. However, if the utilization rates of our members are higher than we anticipated our results in the first quarter of 2013 could be materially and adversely affected.
If the responsive bids of our health plans for new or renewed Medicaid contracts are not successful, or if our government contracts are terminated or are not renewed, our premium revenues could be materially reduced and our operating results could be negatively impacted.
Our government contracts may be subject to periodic competitive bidding. In such process, our health plans may face competition as other plans, many with greater financial resources and greater name recognition, attempt to enter our markets through the competitive bidding process. For instance, the state contract of our Florida health plan will be subject to competitive bidding in 2013 for a new contract commencing January 1, 2014. In the event the responsive bid of our Florida health plan or those of our other health plans are not successful, we will lose our Medicaid contract in the applicable state, and our premium revenues could be materially reduced as a result. Alternatively, even if our responsive bids are successful, the bids may be based upon assumptions regarding enrollment, utilization, medical costs, or other factors which could result in the Medicaid contract being less profitable than we had expected.
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
Our government contracts generally run for periods of one year to three years, and may be successively extended by amendment for additional periods if the relevant state agency so elects. Our current contracts expire on various dates over the next several years. Although our health plans have generally been successful in obtaining the renewal and/or extension of their state contracts, there can be no guarantee that any of our state government contracts will be renewed or extended, as shown by the loss of our Missouri contract in 2012. If we are unable to renew, successfully re-bid, or compete for any of our government contracts, or if any of our contracts are terminated or renewed on less favorable terms, our business, financial condition, cash flows, and results of operations could be adversely affected.
In the event the expected reduction in the rates paid to our California health plan is not finally implemented, is not made effective retroactively to July 1, 2011, or is otherwise modified, our results of operations may be affected.

California Assembly Bill 97, or AB 97, is legislation that was signed by Governor Jerry Brown on March 24, 2011. Among other things, AB 97 proposes to effect a 10% reduction in Medi-Cal provider rates. It is currently uncertain whether the rate cut will be implemented, and if it is implemented, whether it will be effective retroactively to July 1, 2011. If the proposed rate cut is not finally implemented, if it is not made effective retroactively to July 1, 2011, or if it is otherwise modified from its current form, the results of our California health plan could be negatively affected depending on the action taken. In addition, recoveries from providers related to any final implemented rate cut could also affect the results of our California health plan.
States may not adequately compensate us for the value of drug rebates that were previously earned by the Company but that are now collectible by the states.
The ACA includes certain provisions that change the way drug rebates are handled for drug claims filled by Medicaid managed care plans. Retroactive to March 23, 2010, state Medicaid programs are now required to collect federal rebates on all Medicaid-covered outpatient drugs dispensed or administered to Medicaid managed care enrollees (excluding certain drugs that are already discounted), and pharmaceutical manufacturers are required to pay specified rebates directly to the state Medicaid programs for those claims. This has impacted the level of rebates received by managed care plans from the manufacturers for Medicaid managed care enrollees. Many manufacturers have renegotiated or discontinued their rebate contracts with Medicaid managed care plans and pharmacy benefits managers to offset these new rebates paid directly to state Medicaid programs. As a result, the drug rebate amounts paid to managed care plans like ours continue to remain at levels that are much lower than prior to the ACA implementation. There are provisions in the ACA that require rates paid to Medicaid managed care to be actuarially sound in regard to drug rebates. Although we will be pursuing rate increases with state agencies to make us whole for the rebate amounts lost, there can be no assurances that the premium increases we may receive, if any, will be adequate to offset the amount of the lost rebates. If such premium increases prove to be inadequate, our business, financial condition, cash flows, and results of operations could be adversely affected.
We derive our premium revenues from a relatively small number of state health plans.
We currently derive our premium revenues from nine state health plans. If we are unable to continue to operate in any of those nine states, or if our current operations in any portion of the states we are in are significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly, depending on an abrupt loss of membership, significant rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic, an unexpected increase in utilization, general economic conditions, and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, cash flows, and results of operations.
There are performance risks and other risks associated with certain provisions in the state Medicaid contracts of several of our health plans.
The state contracts of our New Mexico, Ohio, Texas, and Wisconsin health plans contain provisions pertaining to at-risk premiums that require us to meet certain quality performance measures to earn all of our contract revenues in those states. In the event we are unsuccessful in achieving the stated performance measure, the health plan will be unable to recognize the revenue associated with that measure. Any failure of our health plans to satisfy one of these performance measure provisions could adversely affect our business, financial condition, cash flows, and results of operations. In addition, the state contracts of our California, Florida, New Mexico, Texas, and Washington health plans, and our contract with CMS, contain provisions pertaining to medical cost floors, administrative cost and profit ceilings, and profit-sharing arrangements. These provisions are subject to interpretation and application by our health plans. In the event the applicable state government agency disagrees with our health plan's interpretation or application of the sometimes complicated contract provisions at issue, the health plan could be required to adjust the amount of its obligations under these provisions and/or make a payment or payments to the state. Any interpretation or application of these provisions at variance with our health plan's interpretation or inconsistent with our revenue recognition accounting treatment could adversely affect our business, financial condition, cash flows, and results of operations.
Failure to attain profitability in any new start-up operations could negatively affect our results of operations.
Start-up costs associated with a new business can be substantial. For example, to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, have infrastructure and required systems in place, and demonstrate our ability to obtain a state contract and process claims. Often, we are also required to contribute significant capital to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties. If we are unsuccessful in obtaining the certificate of authority, winning the bid to provide services, or attracting members in sufficient numbers to cover our costs, any new business of ours would fail. We also could be required by the state to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or to recover our significant start-up costs.

Even if we are successful in establishing a profitable health plan in a new state, increasing membership, revenues, and medical costs will trigger increased mandated net worth requirements which could substantially exceed the net income generated by the health plan. Rapid growth in an existing state will also result in increased net worth requirements. In such circumstances, we may not be able to fund on a timely basis or at all the increased net worth requirements with our available cash resources. The expenses associated with starting up a health plan in a new state or expanding a health plan in an existing state could have an adverse impact on our business, financial condition, cash flows, and results of operations.
Receipt of inadequate or significantly delayed premiums could negatively affect our business, financial condition, cash flows, and results of operations.
Our premium revenues consist of fixed monthly payments per member, and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide health care services as established by the state governments. We use a large portion of our revenues to pay the costs of health care services delivered to our members. If premiums do not increase when expenses related to medical services rise, our medical margins will be compressed, and our earnings will be negatively affected. A state could increase hospital or other provider rates without making a commensurate increase in the rates paid to us, or could lower our rates without making a commensurate reduction in the rates paid to hospitals or other providers. In addition, if the actuarial assumptions made by a state in implementing a rate or benefit change are incorrect or are at variance with the particular utilization patterns of the members of one of our health plans, our medical margins could be reduced. Any of these rate adjustments in one or more of the states in which we operate could adversely affect our business, financial condition, cash flows, and results of operations.
Furthermore, a state undergoing a budget crisis may significantly delay the premiums paid to one of our health plans. For instance, due to a prolonged budget impasse during 2010, some of the monthly premium payments made by the state of California to our California health plan were several months late. Any significant delay in the monthly payment of premiums to any of our health plans could have a material adverse affect on our business, financial condition, cash flows, and results of operations.
Difficulties in executing our acquisition strategy could adversely affect our business.
The acquisitions of other health plans and the assignment and assumption of Medicaid contract rights of other health plans have accounted for a significant amount of our growth over the last several years. Although we cannot predict with certainty our rate of growth as the result of acquisitions, we believe that additional acquisitions of all sizes will be important to our future growth strategy. Many of the other potential purchasers of these assets-particularly operators of large commercial health plans-have significantly greater financial resources than we do. Also, many of the sellers may insist on selling assets that we do not want, such as commercial lines of business, or may insist on transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us or obtain the necessary financing for these acquisitions. For these reasons, among others, we cannot provide assurance that we will be able to complete favorable acquisitions, especially in light of the volatility in the capital markets over the past several years. Further, to the extent we complete an acquisition, we may be unable to realize the anticipated benefits from such acquisition because of operational factors or difficulty in integrating the acquisition with our existing business. This may include problems involving the integration of:

•	additional employees who are not familiar with our operations or our corporate culture,

•	new provider networks which may operate on terms different from our existing networks,

•	additional members who may decide to transfer to other health care providers or health plans,

•	disparate information, claims processing, and record-keeping systems,

•
internal controls and accounting policies, including those which require the exercise of judgment and complex estimation processes, such as estimates of claims incurred but not paid, accounting for goodwill, intangible assets, stock-based compensation, and income tax matters, and

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
In addition, we may be unable to successfully identify, consummate and integrate future acquisitions, including integrating the acquired businesses on our information technology platform, or to implement our operations strategy in order to operate acquired businesses profitably. Furthermore, we may incur significant transaction expenses in connection with a potential acquisition which may or may not be consummated. These expenses could impact our selling, general and administrative expense ratio.
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
We are subject to various routine and non-routine governmental reviews, audits, and investigations. Violation of the laws, regulations, or contract provisions governing our operations, or changes in interpretations of those laws and regulations, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide managed care services, the suspension or revocation of our licenses, the exclusion from participation in government sponsored health programs, or the revision and recoupment of past payments made based on audit findings. If we are unable to correct any noted deficiencies, or become subject to material fines or other sanctions, we might suffer a substantial reduction in profitability, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue. In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government. The final amounts we ultimately receive under government contracts may be different from the amounts we initially recognize in our financial statements.
We rely on the accuracy of eligibility lists provided by state governments. Inaccuracies in those lists would negatively affect our results of operations.
Premium payments to our health plan segment are based upon eligibility lists produced by state governments. From time to time, states require us to reimburse them for premiums paid to us based on an eligibility list that a state later discovers contains individuals who are not in fact eligible for a government sponsored program or are eligible for a different premium category or a different program. Alternatively, a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be adversely affected as a result of such reimbursement to the state if we make or have made related payments to providers and are unable to recoup such payments from the providers.
We are subject to extensive fraud and abuse laws which may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our financial position, results of operations, and cash flows.
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
The U.S. Department of Health and Human Services, or HHS, has released rules pursuant to HIPAA which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. Originally, the federal government required that health care organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions by October 2013. These new standardized code sets, known as ICD-10, will require substantial investments from health care organizations, including us. However, CMS has now postponed implementation of ICD-10 to October 2014. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our cash flows, financial position, or results of operations. However, these changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.
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
Some providers that render services to our members are not contracted with our plans. In those cases, there is no pre-established understanding between the provider and our plan about the amount of compensation that is due to the provider. In some states, the amount of compensation is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances, providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with our plan. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our business, financial position, cash flows, and results of operations.
The insolvency of a delegated provider could obligate us to pay its referral claims, which could have an adverse effect on our business, cash flows, and results of operations.
Circumstances may arise where providers to whom we have delegated risk, due to insolvency or other circumstances, are unable to pay claims they have incurred with third parties in connection with referral services provided to our members. The inability of delegated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care. Depending on states' laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures may force us to pay such claims even when we have no legal obligation to do so or we have already paid claims to a delegated provider and payments cannot be recouped when the delegated provider becomes insolvent. To reduce the risk that delegated providers are unable to pay referral claims, we monitor the operational and financial performance of such providers. We also maintain contingency plans that include transferring members to other providers in response to potential network instability. In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These funds are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. However, there can be no assurances that these precautionary steps will fully protect us against the insolvency of a delegated provider. Liabilities incurred or losses suffered as a result of provider insolvency could have an adverse effect on our business, financial condition, cash flows, and results of operations.
Regulatory actions and negative publicity regarding Medicaid managed care and Medicare Advantage may lead to programmatic changes and intensified regulatory scrutiny and regulatory burdens.
Several of our health care competitors have recently been involved in governmental investigations and regulatory actions which have resulted in significant volatility in the price of their stock. In addition, there has been negative publicity and proposed programmatic changes regarding Medicare Advantage private fee-for-service plans, a part of the Medicare Advantage program in which we do not participate. These actions and the resulting negative publicity could become associated with or imputed to us, regardless of our actual regulatory compliance or programmatic participation. Such an association, as well as any perception of a recurring pattern of abuse among the health plan participants in government programs and the diminished reputation of the managed care sector as a whole, could result in public distrust, political pressure for changes in the programs in which we do participate, intensified scrutiny by regulators, additional regulatory requirements and burdens, increased stock volatility due to speculative trading, and heightened barriers to new managed care markets and contracts, all of which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
If a state fails to renew its federal waiver application for mandated Medicaid enrollment into managed care or such application is denied, our membership in that state will likely decrease.

States may only mandate Medicaid enrollment into managed care under federal waivers or demonstrations. Waivers and programs under demonstrations are approved for two- to five-year periods and can be renewed on an ongoing basis if the state applies and the waiver request is approved or renewed by CMS. We have no control over this renewal process. If a state does not renew its mandated program or the federal government denies the state's application for renewal, our business would suffer as a result of a likely decrease in membership.
If state regulators do not approve payments of dividends and distributions by our subsidiaries, it may negatively affect our business strategy.
We are a corporate parent holding company and hold most of our assets at, and conduct most of our operations through, direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other inter-company transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. Our other health plans must give thirty days' advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare ordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the ordinary dividend. For the years ended December 31, 2012, 2011 and 2010, we received dividends from our health plan subsidiaries amounting to $80.0 million, $76.6 million and $81.3 million, respectively. The aggregate additional amounts our health plan subsidiaries could have paid us at December 31, 2012, 2011 and 2010, without approval of the regulatory authorities, were approximately $8.1 million, $17.5 million, and $18.8 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries' requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy or service our outstanding indebtedness.
Unforeseen changes in pharmaceutical regulations or market conditions may impact our revenues and adversely affect our results of operations.
A significant category of our health care costs relate to pharmaceutical products and services. Evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, the price of pharmaceuticals, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. The unpredictable nature of these factors may have an adverse effect on our business, financial condition, cash flows, and results of operations.
A security breach or unauthorized disclosure of sensitive or confidential member information could have an adverse effect on our business.
As part of our normal operations, we collect, process, and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act. The Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the HITECH American Reinvestment and Recovery Act of 2009 further expand the coverage of HIPAA by, among other things, extending the privacy and security provisions, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions, increasing penalties for violations, and requiring public disclosure of improper disclosures of the health information of more than 500 individuals.
Under HITECH, civil penalties for HIPAA violations by covered entities and business associates are increased up to an amount of $1.5 million per calendar year for HIPAA violations. In addition, imposition of these penalties is now more likely because HITECH strengthens enforcement. For example, commencing February 2010, HHS was required to conduct periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties are now mandatory, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Initially monies collected will be transferred to a division of HHS for further enforcement, and within three years, a methodology will be adopted for distributing a percentage of those monies to affected individuals to fund enforcement and provide incentive for individuals to report violations. In addition, HITECH requires us to notify affected individuals, HHS, and in some cases the media when unsecured protected health information is subject to a security breach.
HITECH also contains a number of provisions that provide incentives for providers and states to initiate certain programs related to health care and health care technology, such as electronic health records. While some HITECH provisions may not apply to us directly, states wishing to apply for grants under HITECH, or otherwise participating in such programs, may impose new health care technology requirements on us through our contracts with state Medicaid agencies. We are unable to predict what such requirements may entail or what their effect on our business may be.
We will continue to assess our compliance obligations as regulations under HITECH are promulgated and more guidance becomes available from HHS and other federal agencies. The new privacy and security requirements, however, may require substantial operational and systems changes, employee education and resources and there is no guarantee that we be able to implement them adequately or prior to their effective date. Given HIPAA's complexity and the anticipated new regulations, which may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with all of the HIPAA requirements is uncertain, which may expose us to the criminal and increased civil penalties provided under HITECH and may require us to incur significant costs in order to seek to comply with its requirements.
While we currently expend significant resources and have implemented solutions, processes and procedures to protect against cyber-attacks and security breaches and have no evidence to suggest that such attacks have resulted in a breach of our systems, we may need to expend additional significant resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our systems. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures.
Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, acts of malicious insiders, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential member information, whether by us or a third party, could subject us to civil and criminal penalties, divert management's time and energy and have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Risks Related to the Operation of Our Molina Medicaid Solutions Business
We may be unable to retain or renew the state government contracts of the Molina Medicaid Solutions segment on terms consistent with our expectations or at all.
Molina Medicaid Solutions currently has management contracts in only six states. If we are unable to continue to operate in any of those six states, or if our current operations in any of those six states are significantly curtailed, the revenues and cash flows of Molina Medicaid Solutions could decrease materially, and as a result our profitability would be negatively impacted.
If the responsive bids to RFPs of Molina Medicaid Solutions are not successful, our revenues could be materially reduced and our operating results could be negatively impacted.
The government contracts of Molina Medicaid Solutions may be subject to periodic competitive bidding. In such process, Molina Medicaid Solutions may face competition as other service providers, some with much greater financial resources and greater name recognition, attempt to enter our markets through the competitive bidding process. For instance, in 2012, the government contract of Molina Medicaid Solutions in Louisiana was subject to competitive bidding, and we were unsuccessful in being awarded a new contract. Molina Medicaid Solutions also anticipates bidding in other states which have issued RFPs for procurement of a new MMIS. In the event our responsive bids in other states are not successful, we will be unable to grow in a manner consistent with our projections. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contract being less profitable than we had expected or had been the case prior to competitive re-bidding.
Because of the complexity and duration of the services and systems required to be delivered under the government contracts of Molina Medicaid Solutions, there are substantial risks associated with full performance under the contracts.
The state contracts of Molina Medicaid Solutions typically require significant investment in the early stages that is expected to be recovered through billings over the life of the contracts. These contracts involve the construction of new computer systems and communications networks and the development and deployment of complex technologies. Substantial performance risk exists under each contract. Some or all elements of service delivery under these contracts are dependent upon successful completion of the design, development, construction, and implementation phases. Any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our overall business, financial condition, cash flows, and results of operations.
If we fail to comply with our state government contracts or government contracting regulations, our business may be adversely affected.

Molina Medicaid Solutions' contracts with state government customers may include unique and specialized performance requirements. In particular, contracts with state government customers are subject to various procurement regulations, contract provisions, and other requirements relating to their formation, administration, and performance. Any failure to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of the contracts, forfeiture of profits, suspension of payments, imposition of fines, and suspension from future government contracting. Further, any negative publicity related to our state government contracts or any proceedings surrounding them may damage our business by affecting our ability to compete for new contracts. The termination of a state government contract, our suspension from government work, or any negative impact on our ability to compete for new contracts, could have an adverse effect on our business, financial condition, cash flows, and results of operations.
System security risks and systems integration issues that disrupt our internal operations or information technology services provided to customers could adversely affect our financial results and damage our reputation.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service, and loss of existing or potential government customers.
Molina Medicaid Solutions routinely processes, stores, and transmits large amounts of data for our clients, including sensitive and personally identifiable information. Breaches of our security measures could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us and damage to our brand and reputation. Accordingly, we could lose existing or potential government customers for outsourcing services or other information technology solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
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
In some instances, our contracts require that we partner with other parties including software and hardware vendors to provide the complex solutions required by our state government customers. Our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners' ability to meet our customers' delivery schedules. If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected, which may have a material and adverse impact on our revenue and profitability.

Risks Related to our General Business Operations
Ineffective management of our growth may negatively affect our business, financial condition, and results of operations.
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
Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in compromises or breaches of our security systems and member data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in services or operations. The internet is a public network, and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations, or make our systems inaccessible to our members, providers, or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability, and loss. Our security measures may be inadequate to prevent security breaches, and our business operations would be negatively impacted by cancellation of contracts and loss of members if security breaches are not prevented.
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
We are subject to a variety of legal actions, including medical malpractice actions, provider disputes, employment related disputes, and breach of contract actions. In the event we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. In addition, our providers involved in medical care decisions are exposed to the risk of medical malpractice claims. As an employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our plans are subject to liability for negligent acts, omissions, or injuries occurring at one of their clinics or caused by one of their employees. We maintain medical malpractice insurance for our clinics in an amount which we believe to be reasonable in light of our experience to date. However, given the significant amount of some medical malpractice awards and settlements, this insurance may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us are unsuccessful or without merit, we may have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management's attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.
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
Although we establish reserves for litigation as we believe appropriate, we cannot provide assurance that our recorded reserves will be adequate to cover such costs. Therefore, the litigation to which we are subject could have a material adverse effect on our business, financial condition, cash flows, and results of operations, and could prompt us to change our operating procedures.
We are subject to competition which negatively impacts our ability to increase penetration in the markets we serve and could result in the loss of members to other health plans.
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
The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our future testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will continue to require that we incur substantial accounting expense and expend significant management time and effort. Moreover, if we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, SEC, or other regulatory authorities, which would require additional financial and management resources.
Changes in accounting may affect our results of operations.

U.S. generally accepted accounting principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, or the adoption of new pronouncements could significantly affect our stated results of operations.
The value of our investments is influenced by varying economic and market conditions, and a decrease in value could have an adverse effect on our results of operations, liquidity, and financial condition.
Our investments consist solely of investment-grade debt securities. The unrestricted portion of this portfolio is designated as available-for-sale. Our non-current restricted investments are designated as held-to-maturity. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income or loss as a separate component of stockholders' equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. For our available-for-sale investments and held-to-maturity investments, if a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is recorded as an expense.
In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market or industry trends. This review process also entails an evaluation of our ability and intent to hold individual securities until they mature or full cost can be recovered.
The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. Over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines to be recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods which could have an adverse effect on our business, financial condition, cash flows, and results of operations.
Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.
We are subject to income taxes in the United States. Our effective tax rate could be adversely affected by changes in the mix of earnings in states with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in U.S. tax laws and regulations, and changes in our interpretations of tax laws, including pending tax law changes, such as the ACA excise tax discussed above. In addition, we are subject to the routine examination of our income tax returns by the Internal Revenue Service and other local and state tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our estimated income tax liabilities. Adverse outcomes from tax examinations could have an adverse effect on our provision for income taxes, estimated income tax liabilities, and results of operations.
We are dependent on our executive officers and other key employees.
Our operations are highly dependent on the efforts of our executive officers. The loss of their leadership, knowledge, and experience could negatively impact our operations. Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. Our success is also dependent on our ability to hire and retain qualified management, technical, and medical personnel. It is critical that we recruit, manage, enable, and retain talent to successfully execute our strategic objections which requires aligned policies, a positive work environment, and a robust succession and talent development process. Further, particularly in light of the changing health care environment, we must focus on building employee capabilities to help ensure that we can meet upcoming challenges and opportunities. If we are unsuccessful in recruiting, retaining, managing, and enabling such personnel and are unable to meet upcoming challenges and opportunities, our operations could be negatively impacted.
We are subject to risks associated with outsourcing services and functions to third parties.
We contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures under applicable business associate agreements or other applicable outsourcing agreements. Further, we may not be adequately indemnified against all possible losses through the terms and conditions of our contracts with third party vendors and service providers. Our outsourcing arrangements could be adversely impacted by changes in vendors' or service providers' operations or financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, financial condition, and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could adversely impact our business, financial condition, and results of operations.
An impairment charge with respect to our recorded goodwill and indefinite-lived intangible assets, or our finite-lived intangible assets, could have a material impact on our financial results.
As of December 31, 2012, the balance of goodwill and indefinite-lived intangible assets was $151.1 million. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing. Testing is performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the underlying reporting units below their carrying amounts. The underlying reporting units generally comprise our health plan subsidiaries and our Molina Medicaid Solutions segment. As of December 31, 2012, the balance of intangible assets, net, was $77.7 million. Intangible assets are amortized generally on a straight-line basis over their estimated useful lives. Our intangible assets are subject to impairment tests when events or circumstances indicate that such an asset's (or asset group's) carrying value may not be recoverable. Consideration is given to a number of potential impairment indicators, including legal factors, market conditions, and operational performance. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses, and other factors.
For example, our health plan subsidiaries have generally been successful in obtaining the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed. The non-renewal of such a contract would be an indicator of impairment.
If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and indefinite-lived intangible assets, and intangible assets, net, such revision could result in a non-cash impairment charge that could have a material adverse impact on our financial results.
We are subject to the risks of owning real property.
We own an approximately 460,000 square foot office building housing our principal executive offices, which we purchased in a transaction that closed on December 7, 2011. We also own a nearby 32,000 square-foot office building in Long Beach, California, a 160,000 square-foot office building in Columbus, Ohio, a 26,000 square-foot data center in Albuquerque, New Mexico, and a 24,000 square-foot mixed use (office and clinic) facility in Pomona, California. Accordingly, we are subject to all of the risks generally associated with owning real estate, which include, but are not limited to: the possibility of environmental contamination, the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination; risks related to natural disasters, such as earthquakes, flooding or severe weather; adverse changes in the value of the property due to interest rate changes, changes in the neighborhood in which the property is located, or other factors; ongoing maintenance expenses and costs of improvements; the possible need for structural improvements in order to comply with changes in zoning, seismic, disability act, or other requirements; inability to renew or enter into leases for space not utilized by the Company on commercially acceptable terms or at all; and possible disputes with neighboring owners or other individuals and entities.
Because we have guaranteed one of our subsidiary's obligations under a loan agreement, if this subsidiary fails to meet its obligations under the loan agreement, we may be required to satisfy such obligations, and such an undertaking could have an adverse affect on our financial condition.
On December 7, 2011, Molina Center LLC, or Molina Center, a wholly owned subsidiary of the Company, entered into a Term Loan Agreement with various lenders and East West Bank, as Administrative Agent, to borrow the aggregate principal amount of $48.6 million to finance a portion of the $81 million purchase price for the acquisition of the office building housing our corporate headquarters. While all amounts due under the Term Loan Agreement and related loan documents are secured by a security interest in the office building in favor of and for the benefit of the Administrative Agent and the other lenders under the Term Loan Agreement, the Company has additionally guaranteed Molina Center's obligations of payment and performance under the Term Loan Agreement, certain promissory notes executed in connection therewith, and other loan documents. The maximum amount of the promissory notes for which the Company is liable under the Guaranty will in no event exceed $20 million, but there is no cap on the Company's total liability under the Guaranty. Furthermore, Molina Center and the Company also entered into an Environmental Indemnity in favor of the Administrative Agent and the other lenders pursuant to which the Company, jointly and severally with Molina Center, has agreed to indemnify and hold harmless the Administrative Agent and each of the other lenders under the Term Loan Agreement from and against any loss, damage, cost, expense, claim, or liability directly or indirectly arising out of or attributable to the use, generation, storage, release, discharge or disposal, or presence of certain hazardous materials on or about the office building. Neither the Company's nor Molina Center's liability under the Environmental Indemnity is limited by a maximum dollar amount. If Molina Center is unable to comply with the various customary financial covenants of the Term Loan Agreement, if it defaults under the Term Loan Agreement or if there are major environmental liabilities attributed to hazardous materials, such events could have an adverse effect on our business, financial condition, cash flows, and results of operations.
Risks Related to Our Common Stock
Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our common stock to decline.
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
Our certificate of incorporation and bylaws also contain provisions that could have the effect of delaying, deferring, or preventing a change in control of our company that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	a staggered board of directors, so that it would take three successive annual meetings to replace all directors,

•	prohibition of stockholder action by written consent,

•	advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting, and

•	the ability of our board of directors, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock.
In addition, changes of control are often subject to state regulatory notification, and in some cases, prior approval.
Volatility of our stock price could adversely affect stockholders.
Since our initial public offering in July 2003, the sales price of our common stock has ranged from a low of $10.75 to a high of $36.83. A number of factors could continue to influence the market price of our common stock, including:

•	the implementation of the ACA and duals demonstration programs,

•	state and federal budget pressures,

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, by us or by security analysts or investors,

•	revisions in securities analysts' estimates,

•	announcements by us or our competitors of significant acquisitions or dispositions, strategic partnerships, joint ventures, or capital commitments,

•	announcements relating to our business or the business of our competitors,

•	changes in government payment levels,

•	adverse publicity regarding health maintenance organizations and other managed care organizations,

•	government action regarding member eligibility,

•	changes in state mandatory programs,

•	conditions generally affecting the managed care industry or our provider networks,

•	the success of our operating or acquisition strategy,

•	the operating and stock price performance of other comparable companies in the health care industry,

•	the termination of our Medicaid or CHIP contracts with state or county agencies, or subcontracts with other Medicaid managed care organizations that contract with such state or county agencies,

•	regulatory or legislative change,

•	general economic conditions, including unemployment rates, inflation, and interest rates, and

•	the other factors set forth under “Risk factors” in this Annual Report on Form 10-K.
Our common stock may not trade at the same levels as the stock of other health care companies or the market in general. Also, if the trading market for our common stock does not continue to develop, securities analysts may not maintain or initiate research coverage of us and our common stock, and this could depress the market for our common stock.
Members of the Molina family own a significant amount of our capital stock, decreasing the influence of other stockholders on stockholder decisions.
Members of the Molina family, either directly or as trustees or beneficiaries of Molina family trusts, in the aggregate own or are entitled to receive upon certain events approximately 37% of our capital stock as of December 31, 2012. Our president and chief executive officer, as well as our chief financial officer, are members of the Molina family, and they are also on our board of directors. Because of the amount of their shareholdings, Molina family members, if they were to act as a group with the trustees of their family trusts, have the ability to significantly influence all matters submitted to stockholders for approval, including the election of directors, amendments to our charter, and any merger, consolidation, or sale of the Company. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of share ownership in the Molina family could delay or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders.
Future sales of our common stock or equity-linked securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.
We may issue equity securities in the future, or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 80,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2012, approximately 46,762,000 shares of common stock and no shares of preferred or other capital stock were issued and outstanding.

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
We lease a total of 75 facilities. We own a 460,000 square foot office building housing our corporate headquarters in Long Beach, California, and we also own a nearby 32,000 square-foot office building in Long Beach, California, a 160,000 square-foot office building in Columbus, Ohio, a 26,000 square-foot data center in Albuquerque, New Mexico, and a 24,000 square-foot mixed use (office and clinic) facility in Pomona, California. We anticipate leasing additional space in the Long Beach, California area during 2013. While we believe our current and anticipated facilities will be adequate to meet our operational needs for the foreseeable future, we are continuing to periodically evaluate our employee and operations growth prospects to determine if additional space is required, and where it would be best located.

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
Item 4: Mine Safety Disclosures
None.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of December 31, 2012, there were 130 holders of record of our common stock. The high and low intra-day sales prices of our common stock for specified periods are set forth below:

Date Range	High	Low
2012
First Quarter	$36.83	$22.25
Second Quarter	$35.37	$17.63
Third Quarter	$27.73	$21.62
Fourth Quarter	$29.82	$21.74
2011
First Quarter	$26.86	$17.77
Second Quarter	$29.03	$24.72
Third Quarter	$28.21	$14.82
Fourth Quarter	$26.31	$13.93
Dividends
To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business growth. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future.
Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Regulatory Capital and Dividends Restrictions.
Unregistered Issuances of Equity Securities
None.
Stock Repurchase Programs

Common Stock Repurchase in Connection with Offering of 1.125% Cash Convertible Senior Notes Due 2020. We used a portion of the net proceeds in this offering to repurchase $50 million of our common stock in negotiated transactions with institutional investors in the offering, concurrently with the pricing of the offering. On February 12, 2013, we repurchased a total of 1,624,959 shares at $30.77 per share, which was our closing stock price on that date.
Securities Repurchases and Repurchase Programs. Effective as of February 13, 2013, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior note due 2014. The repurchase program extends through December 31, 2014.
Effective as of October 26, 2011, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014. The repurchase program expired October 25, 2012. No securities were purchased under this program in 2012.

Purchases of common stock made by or on behalf of the Company during the quarter ended December 31, 2012, including shares withheld by the Company to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (a)(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 — October 31	2,150	$25.03	—	$—
November 1 — November 30	1,892	$25.31	—	$—
December 1 — December 31	194,974	$27.97	—	$—
Total	199,016	$27.91	—

(a)
During the three months ended December 31, 2012, we repurchased shares of our common stock from certain Molina family trusts. Janet M. Watt is the sister, and her husband Lawrence B. Watt is the brother-in-law, of Dr. J. Mario Molina, the Company's Chief Executive Officer, and John Molina, the Company's Chief Financial Officer. Ms. Watt is the sole trustee of the Janet M. Watt Separate Property Trust dated 10/22/2007 (the “Separate Property Trust”) and a co-trustee with Lawrence B. Watt, of the Watt Family Trust dated 10/11/1996 (the “Family Trust” and together with the Separate Property Trust, the “Trusts”).  On December 26, 2012, pursuant to a Stock Purchase Agreement between the Company and the Trusts, the Company purchased an aggregate of 110,988 shares of its common stock from the Trusts for an aggregate purchase price of $3,000,005.64, as follows: (i) 43,767 shares from the Family Trust for an aggregate purchase price of $ 1,183,022.01 and (ii) 67,221 shares from the Separate Property Trust for an aggregate purchase price of $1,816,983.63.  The shares were purchased at a price per share of $27.03, representing the closing price per share of the Company's common stock on December 26, 2012, as reported by the New York Stock Exchange.  The transaction was approved by the Company's board of directors. Other than these repurchases from the Trusts, we did not repurchase any shares of our common stock outside of our publicly announced repurchase program except shares of common stock withheld to settle our employees' income tax obligations described below.

(b)	During the quarter we withheld 88,028 shares of common stock under our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan to settle our employees' income tax obligations.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2012)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	414,061	(1)	$22.39	6,537,592	(2)

(1)	Options to purchase shares of our common stock issued under the 2002 Equity Incentive Plan. Further grants under the 2002 Equity Incentive Plan have been suspended.

(2)
Includes only shares remaining available to issue under the 2011 Equity Incentive Plan, and the 2011 Employee Stock Purchase Plan. Further grants under the 2002 Equity Incentive Plan and the 2002 Employee Stock Purchase Plan have been suspended.

STOCK PERFORMANCE GRAPH
The following graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that the Company specifically incorporates it by reference into a filing.
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor's Corporation Composite 500 Index (the “S&P 500”), our old peer group index (as described below), and a new peer group index (as described below) for the five-year period from December 31, 2007 to December 31, 2012. We have revised our peer group to match the peer group that is used by our Compensation Committee in benchmarking our executive officers' compensation. The comparison assumes $100 was invested on December 31, 2007, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.
The old peer group index, used in last year's Annual Report on Form 10-K and also set forth below, consists of Amerigroup Corporation (AGP), Centene Corporation (CNC), Coventry Health Care, Inc. (CVH), Health Net, Inc. (HNT), Humana, Inc. (HUM), UnitedHealth Group Incorporated (UNH), and WellPoint, Inc. (WLP).
The new peer group index consists of Centene Corporation (CNC), Community Health Systems, Inc. (CYH), Coventry Health Care, Inc. (CVH), Health Management Associates, Inc. (HMA), Health Net, Inc. (HNT), Laboratory Corporation of America Holdings (LH), Lifepoint Hospitals, Inc. (LPNT), Magellan Health Services, Inc. (MGLN), Select Medical Holdings Corporation (SEM), Team Health Holdings, Inc. (TMH), Triple-S Management Corporation (GTS), Universal American Corporation (UAM), and WellCare Health Plans, Inc. (WCG).

Name	12/07	12/08	12/09	12/10	12/11	12/12
Molina Healthcare, Inc.	$100.00	$45.50	$59.10	$71.96	$86.55	$104.88
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Old Peer Group	100.00	44.97	56.76	63.52	86.09	87.78
New Peer Group	100.00	48.44	74.11	83.64	97.61	109.47

Item 6. Selected Financial Data
SELECTED FINANCIAL DATA
We derived the following selected consolidated financial data (other than the data under the caption “Operating Statistics”) for the five years ended December 31, 2012 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollars are in thousands, except per share data. The data under the caption “Operating Statistics” has not been audited.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of Income Data:
Revenue:
Premium revenue	$5,826,491	$4,603,407	$3,989,909	$3,660,207	$3,091,240
Service revenue (1)	187,710	160,447	89,809	—	—
Investment income	5,188	5,539	6,259	9,149	21,126
Rental income	9,374	547	—	—	—
Total revenue	6,028,763	4,769,940	4,085,977	3,669,356	3,112,366
Expenses:
Medical care costs	5,096,760	3,859,994	3,370,857	3,176,236	2,621,312
Cost of service revenue (1)	141,208	143,987	78,647	—	—
General and administrative expenses	532,627	415,932	345,993	276,027	249,646
Premium tax expenses	158,991	154,589	139,775	128,581	100,165
Depreciation and amortization	63,704	50,690	45,704	38,110	33,688
Total operating costs and expenses	5,993,290	4,625,192	3,980,976	3,618,954	3,004,811
Impairment of goodwill and intangible assets (2)	—	(64,575)	—	—	—
Gain on purchase of convertible senior notes	—	—	—	1,532	—
Operating income	35,473	80,173	105,001	51,934	107,555
Other expenses (income):
Interest expense	16,769	15,519	15,509	13,777	13,231
Other income	(361)	—	—	—	—
Total other expenses	16,408	15,519	15,509	13,777	13,231
Income before income taxes	19,065	64,654	89,492	38,157	94,324
Provision for income taxes	9,275	43,836	34,522	7,289	34,726
Net income	$9,790	$20,818	$54,970	$30,868	$59,598
Net income per share:
Basic	$0.21	$0.45	$1.34	$0.80	$1.44
Diluted	$0.21	$0.45	$1.32	$0.79	$1.43
Weighted average number of common shares outstanding	46,380,000	45,756,000	41,174,000	38,765,000	41,514,000
Weighted average number of common shares and potential dilutive common shares outstanding	46,999,000	46,425,000	41,631,000	38,976,000	41,658,000
Operating Statistics:
Medical care ratio (3)	89.9%	86.8%	87.6%	89.9%	87.6%
General and administrative expense ratio (4)	8.8%	8.7%	8.5%	7.5%	8.0%
Premium tax ratio (5)	2.8%	3.5%	3.6%	3.6%	3.3%
Members (6)	1,797,000	1,697,000	1,613,000	1,455,000	1,256,000

	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$795,770	$493,827	$455,886	$469,501	$387,162
Total assets	1,934,822	1,652,146	1,509,214	1,244,035	1,148,068
Long-term debt (including current maturities)	262,939	218,126	164,014	158,900	164,873
Total liabilities	1,152,508	897,073	790,157	701,297	616,306
Stockholders’ equity	782,314	755,073	719,057	542,738	531,762
 _______________________________

(1)
Service revenue and cost of service revenue represent revenue and costs generated by our Molina Medicaid Solutions segment. Because we acquired this business on May 1, 2010, results for the year ended December 31, 2010 include eight months of results for this segment.

(2)
On February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan's existing contract with the state expired without renewal on June 30, 2012. In connection with this notification, we recorded a non-cash impairment charge of $64.6 million in the fourth quarter of 2011.

(3)
Medical care ratio represents medical care costs as a percentage of premium revenue, net of premium tax. We now compute the medical care ratio by dividing total medical care costs by premium revenue, net of premium taxes. Previously, we did not adjust premium revenue to remove the impact of premium taxes. We have made this change for all periods presented. The medical care ratio is a key operating indicator used to measure our performance in delivering efficient and cost effective health care services. Changes in the medical care ratio from period to period result from changes in Medicaid funding by the states, utilization of medical services, our ability to effectively manage costs, contract changes, and changes in accounting estimates related to incurred but not paid claims. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(4)	General and administrative expense ratio represents such expenses as a percentage of total revenue.

(5)	Premium tax ratio represents such expenses as a percentage of premium revenue, net of premium tax.

(6)	Number of members at end of period.

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
Our Health Plans segment comprises health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. As of December 31, 2012, these health plans served approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our direct delivery business consists of primary care clinics in California, Florida, New Mexico and Washington; additionally, we manage three county-owned primary care clinics under a contract with Fairfax County, Virginia.

Our health plans' state Medicaid contracts generally have terms of three to four years with annual adjustments to premium rates. These contracts are renewable at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause. Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in obtaining the renewal of their contracts in each state prior to the actual expiration of their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals, or RFP, subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, on February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan’s prior contract with the state expired without renewal on June 30, 2012 subject to certain transition obligations. As of December 31, 2012, we continued to process claims that were incurred by the Missouri health plan's members through the June 30, 2012 termination date. For the six months ended June 30, 2012, our Missouri health plan contributed premium revenue of $113.8 million, or 4.1% of total premium revenue, and comprised 79,000 members, or 4.3% of total Health Plans segment membership as of June 30, 2012.
With regard to our Ohio health plan, as a result of a lawsuit challenging the selection of several plans including our health plan for the new Medicaid managed care program in Ohio, the Ohio Office of Medical Assistance announced on October 5, 2012, that the operation of the program is being delayed from the previously scheduled January 1, 2013 start date and will now commence on July 1, 2013. Following the trial court's dismissal of the lawsuit, the court of appeals has permitted the state of Ohio to move forward with implementation of the new program and finalizing the provider agreements with our Ohio plan and the other selected managed care plans.

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
During fiscal year 2012, we responded to several RFPs and invitations to negotiate with respect to new business, including proposals to serve dual eligible populations and applications to participate in the Centers for Medicare and Medicaid Services, or CMS', Capitated Financial Alignment Demonstration project. On August 27, 2012, our Ohio health plan was chosen to participate in the Southwest, West Central, and Central markets under the Ohio Integrated Care Delivery System, or ICDS. The Ohio ICDS is intended to improve care coordination for individuals enrolled in both Medicaid and Medicare. The selection of our Ohio health plan was made by the Ohio Department of Jobs and Family Services, or ODJFS, pursuant to the request for applications for qualified health plans to serve in the ICDS issued in April 2012. The commencement of the ICDS is subject to the readiness review of the selected health plans, and the execution of three-way provider agreements between the health plans, ODJFS, and CMS. Enrollment of dual eligible members in the ICDS is expected to begin during the second half of 2013.

On November 15, 2012, we announced that our new Illinois health plan had been chosen to serve members in Central Illinois under the state's Medicare-Medicaid Alignment Initiative (MMAI). The operational start date for the program is currently scheduled for October 2013 with an effective date of January 2014. In addition to the MMAI, we will also serve other seniors and persons with disabilities in the Medicaid Program as the state expands the Integrated Care Program that was implemented in suburban Cook County and the five collar counties in May of 2011.
On February 14, 2013, we announced that the Florida Agency for Health Care Administration awarded our Florida health plan contracts in three regions under the Statewide Medicaid Managed Care Long-Term Care program. As a result of the awards, we will now enter into a comprehensive pre-contracting assessment, with the program currently scheduled to commence on December 1, 2013. Under the program, we will provide long-term care benefits, including institutional and home and community-based services.
On February 11, 2013, we announced that our New Mexico health plan was selected by the New Mexico Human Services Department, or HSD, to participate in the new Centennial Care program. In addition to continuing to provide physical and acute health care services, under the new program our New Mexico health plan will expand its services to provide behavioral health and long-term care services. The selection of our New Mexico health plan was made by HSD pursuant to its request for proposals issued in August 2012. The operational start date for the program is currently scheduled for January 2014.
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
On October 12, 2012, the Governor of the U.S. Virgin Islands announced a partnership in which we will provide MMIS to the U.S. Virgin Islands through our West Virginia fiscal agent operation. The contract outlining the sharing of our platform went through several rounds of review at the federal level and has been approved by CMS. The partnership will benefit both the Virgin Islands and taxpayers by circumventing the costs associated with establishing an independent system while gaining leverage from operating under a common platform. This partnership can serve as a model for the country by demonstrating that state and territorial governments can reduce local and federal costs by sharing such technologies for their Medicaid populations.
On July 13, 2012, our Molina Medicaid Solutions segment received full federal certification of its Medicaid Management Information System, or MMIS, in the state of Idaho from CMS. As a result of the CMS certification, the state of Idaho is entitled to receive federal reimbursement of 75% of its MMIS operations costs retroactive to June 1, 2010, the date that the system first began processing claims. Our MMIS in Maine received full federal certification from CMS on December 19, 2011.
On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement MMIS to another company. For the year ended December 31, 2012, our revenue under the Louisiana MMIS contract was $54.9 million, or 29.2% of total service revenue. We expect that we will continue to perform under this contract through implementation and acceptance of the successor MMIS. Based upon our past experience and our knowledge of the Louisiana MMIS bid process, we believe that implementation and acceptance of the successor MMIS will not occur until 2014 at the earliest. Through implementation and acceptance of the successor MMIS we expect to recognize approximately $40 million in revenue annually under our Louisiana MMIS contract.

Composition of Revenue and Membership
Health Plans Segment
Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the year ended December 31, 2012, we received approximately 96% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
For the year ended December 31, 2012, we recognized approximately 4% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.
The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for the Children’s Health Insurance Program, or CHIP, members are generally among our lowest, with rates as low as approximately $75 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the TANF, Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $110 in California to $260 in Ohio. Among our ABD membership, PMPM premiums range from approximately $330 in Utah to $1,400 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy, inpatient, behavioral health and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest PMPM premiums in the aggregate, at approximately $1,200 PMPM.
The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	As of December 31,
	2012	2011	2010
Total Ending Membership by Health Plan:
California	336,000	355,000	344,000
Florida	73,000	69,000	61,000
Michigan	220,000	222,000	227,000
Missouri (1)	—	79,000	81,000
New Mexico	91,000	88,000	91,000
Ohio	244,000	248,000	245,000
Texas	282,000	155,000	94,000
Utah	87,000	84,000	79,000
Washington	418,000	355,000	355,000
Wisconsin	46,000	42,000	36,000
Total	1,797,000	1,697,000	1,613,000
Total Ending Membership by State for our Medicare Advantage Plans:
California	7,700	6,900	4,900
Florida	900	800	500
Michigan	9,700	8,200	6,300
New Mexico	900	800	600
Ohio	300	200	—
Texas	1,500	700	700
Utah	8,200	8,400	8,900
Washington	6,500	5,000	2,600
Total	35,700	31,000	24,500
Total Ending Membership by State for our Aged, Blind or Disabled Population:
California	44,700	31,500	13,900
Florida	10,300	10,400	10,000
Michigan	41,900	37,500	31,700
New Mexico	5,700	5,600	5,700
Ohio	28,200	29,100	28,200
Texas	95,900	63,700	19,000
Utah	9,000	8,500	8,000
Washington	30,000	4,800	4,000
Wisconsin	1,700	1,700	1,700
Total	267,400	192,800	122,200

(1)	Our contract with the state of Missouri expired without renewal on June 30, 2012
Molina Medicaid Solutions Segment

The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation, or DDI, of an MMIS. An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing, or BPO arrangement. While providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support and maintenance. Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, we recognize revenue associated with such contracts on a straight-line basis over the period during which BPO, hosting, and support and maintenance services are delivered.

Composition of Expenses
Health Plans Segment
Operating expenses for the Health Plans segment include expenses related to the provision of medical care services, general and administrative expenses, and premium tax expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate medical costs incurred. Expenses related to medical care services are captured in the following four categories:

•
Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. Most hospitals are paid on a fee-for-service basis in a variety of ways, including per diem amounts, diagnostic-related groups or DRGs, percent of billed charges, and case rates. As discussed below, we also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit manager are included in fee-for-service costs.

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

•
Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit manager. As noted above, drugs and injectibles not paid through our pharmacy benefit manager are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•
Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, and 24-hour on-call nurses. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2012, 2011, and 2010, medically related administrative costs were approximately $127.5 million, $102.3 million, and $85.5 million, respectively.

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
2012 Financial Performance Summary

The following table and narrative briefly summarizes our financial and operating performance for the years ended December 31, 2012, 2011, and 2010. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio and the premium tax ratio are computed as a percentage of premium revenue, net of premium tax, because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.
We have changed our method of calculating the medical care ratio effective December 31, 2012. We now calculate the medical care ratio by dividing total medical care costs by premium revenue, net of premium taxes. Previously, we did not adjust premium revenue to remove the impact of premium taxes when calculating the medical care ratio. We made this change for all periods presented to allow better comparability of the medical care ratio between periods for health plans operating in states where premium taxes are either increased or decreased. Two states where we operate health plans (Michigan and California) either reduced or eliminated their premium tax during 2012.

	Year Ended December 31,
	2012	2011	2010
	(Dollar amounts in thousands, except per-share data)
Earnings per diluted share	$0.21	$0.45	$1.32
Premium revenue	$5,826,491	$4,603,407	$3,989,909
Service revenue	$187,710	$160,447	$89,809
Operating income	$35,473	$80,173	$105,001
Net income	$9,790	$20,818	$54,970
Total ending membership	1,797,000	1,697,000	1,613,000
Premium revenue	96.6%	96.5%	97.6%
Service revenue	3.1%	3.4%	2.2%
Investment income	0.1%	0.1%	0.2%
Rental income	0.2%	—%	—%
Total revenue	100.0%	100.0%	100.0%

Medical care ratio (1)	89.9%	86.8%	87.6%
General and administrative expense ratio	8.8%	8.7%	8.5%
Premium tax ratio (1)	2.8%	3.5%	3.6%
Operating income	0.6%	1.7%	2.6%
Net income	0.2%	0.4%	1.3%
Effective tax rate	48.6%	67.8%	38.6%

(1)
Medical care ratio represents medical care costs as a percentage of premium revenue, net of premium taxes; premium tax ratio represents premium taxes as a percentage of premium revenue, net of premium taxes.

Earnings before Interest, Taxes, Depreciation and Amortization, or EBITDA
We calculate a non-GAAP measure, EBITDA, which management uses as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry. The reconciliation of this non-GAAP to GAAP financial measure is as follows (GAAP stands for U.S. generally accepted accounting principles):

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$9,790	$20,818	$54,970
Add back:
Depreciation and amortization reported in the consolidated statements of cash flows	78,764	74,383	60,765
Interest expense	16,769	15,519	15,509
Provision for income taxes	9,275	43,836	34,522
EBITDA(1)	$114,598	$154,556	$165,766
________________________

(1)
EBITDA is not prepared in conformity with GAAP because it excludes depreciation and amortization, as well as interest expense, and the provision for income taxes. This non-GAAP financial measure should not be considered as an alternative to the GAAP measures of net income, operating income, operating margin, or cash provided by operating activities; nor should EBITDA be considered in isolation from these GAAP measures of operating performance.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
Fiscal Year 2012 Overview and Highlights
Earnings decreased in 2012 compared with 2011 because lower margins in the Health Plans segment more than offset higher premium revenue. Net income for the year ended December 31, 2012, was $9.8 million, or $0.21 per diluted share, compared with net income of $20.8 million, or $0.45 per diluted share, for the year ended December 31, 2011. Results for the quarter and year ended December 31, 2011, were affected by an impairment charge of $64.6 million related to our Missouri health plan.
Lower net income in 2012 was in large part tied to growth in our ABD membership in California and Texas, where margins were considerably lower than our margins in the aggregate. During 2012, both California and Texas transitioned large numbers of ABD members from fee-for-service reimbursement to managed care contracts. It has been our experience that members transitioning from fee-for-service reimbursement to managed care often bring with them pent up demand for medical services; and that the realization of both improved medical outcomes and costs savings from the application of managed care practices takes time as both members and providers acquaint themselves to new ways of accessing and providing care.
The initial reduction to margins associated with the transition of members from fee-for-service reimbursement to managed care was exacerbated by premium rates that assumed unrealistic costs savings from managed care practices. Premium rate increases received later in 2012 at least partially addressed this issue.
Those rate increases, together with the improved health outcomes and the gradual reduction in medical costs resulting from the application of managed care practices, produced improved financial results in the fourth quarter of 2012. Nevertheless, the aggregate impact of the ABD membership transitioned in 2012 was to substantially reduce margins. We believe, however, that in time the higher premium revenue associated with ABD members will allow us to earn acceptable returns on a total dollar basis even if percentage margins remain lower than those earned by serving TANF members, for whom PMPM revenue is much lower.
Health Plans Segment
Premium Revenue
Premium revenue grew 27% in the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to a shift in member mix to populations generating higher premium revenue PMPM, benefit expansions, and an increase in membership. Medicare premium revenue was $468 million in the year ended December 31, 2012, compared with $388 million in the year ended December 31, 2011.
Growth in our ABD membership led to higher premium revenue PMPM in 2012. ABD membership, as a percent of total membership, has increased approximately 31% year over year. Premium revenue PMPM also increased in the year ended December 31, 2012, as a result of the inclusion of revenue from the pharmacy benefit for our Ohio health plan effective October 1, 2011, and as a result of the inclusion of revenue for the inpatient facility and pharmacy benefits across all of our Texas health plan membership effective March 1, 2012.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Year Ended December 31,
	2012			2011
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$3,521,960	$162.60	69.1%	$2,764,309	$139.02	71.6%
Capitation	557,087	25.72	10.9	518,835	26.09	13.4
Pharmacy	835,830	38.59	16.4	418,007	21.02	10.8
Other	181,883	8.39	3.6	158,843	8.00	4.2
Total	$5,096,760	$235.30	100.0%	$3,859,994	$194.13	100.0%
Medical care costs increased in 2012 primarily due to the same shifts in member mix and the benefit expansions that led to increased premium revenue, particularly in California and Texas. Medical care costs as a percentage of premium revenue, net of premium taxes (the medical care ratio) also increased in 2012 when compared with 2011 because increases in premium rates have not kept pace with increases in medical costs.
Individual Health Plan Analysis
Membership and premium revenue increased significantly at the Texas health plan in 2012 as a result of the transition of large numbers of ABD, TANF and CHIP members from fee-for-service reimbursement into managed care effective March 1, 2012. Also on that date inpatient facility and pharmacy benefits that had previously been reimbursed through fee for service for managed care members were transitioned into managed care contracts; further increasing premium revenue and related medical costs. As noted above, margins on newly transitioned ABD members were considerably less than those experienced by the Company overall. The medical care ratio for the Texas health plan's ABD membership in total was approximately 97.8% for all of 2012. Nevertheless, the medical care ratio for the Texas health plan overall decreased to 93.7% for all of 2012 compared with 95.1% for 2011.
The medical care ratio at the California health plan increased significantly in 2012, to 91.1% in 2012 from 86.9% in 2011. As noted above, margins on newly transitioned ABD members were considerably less than those experienced by the Company overall.
The medical care ratio of the Florida health plan decreased to 85.3% in 2012, from 91.9% in 2011 due to a premium rate increase effective September 1, 2011, the re-contracting of portions of the health plan's specialty care network, lower inpatient utilization and lower pharmacy costs.
The medical care ratio of the Michigan health plan increased to 88.3% in 2012, from 86.3% in 2011. The primary reason for the increase in the medical care ratio in 2012 was a reduction to premium rates linked to a decrease in premium taxes effective April 1, 2012. The result was a higher medical care ratio in 2012 because premium revenue decreased. There was no impact on profitability because premium tax expense was reduced by the same amount as premium revenue. The remainder of the deterioration in the Michigan plan's medical care ratio was the result of higher pharmacy and fee for service costs. We received a blended rate increase in Michigan of approximately 2%, effective October 1, 2012.
The medical care ratio of the New Mexico health plan increased to 84.7% in 2012, from 82.4% in 2011, primarily as a result of lower premiums and higher inpatient facility costs. The New Mexico health plan received a premium rate reduction of approximately 2.5% effective July 1, 2011.
The medical care ratio of the Ohio health plan increased to 88.6% in 2012, from 84.1% in 2011. The increase in the Ohio health plan's medical care ratio was partially the result of a 2% rate reduction effective January 1, 2012, together with the assumption of the lower margin pharmacy benefit effective October 1, 2011.
The medical care ratio of the Utah health plan increased to 82.3% in 2012 from 78.1% in 2011. The Utah health plan received a premium rate reduction of approximately 2% effective July 1, 2012.
The addition of ABD members to the Washington health plan effective July 1, 2012 increased its medical care ratio to 86.8% in the 2012, compared with 85.4% in 2011. The higher premium revenue PMPM associated with the ABD membership, however, offset the increased medical care ratio so that income from operations was consistent between 2012 and 2011.
The medical care ratio of the Wisconsin health plan increased to 96.2% in 2012, compared with 92.5% in 2011 primarily due to increases in inpatient costs. The plan has implemented provider contracting initiatives and new utilization management techniques as a part of its efforts to improve profitability.

Health Plans Segment Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Year Ended December 31, 2012
	Member Months(1)	Premium Revenue		Medical Care Costs		Premium Tax Expense	MCR Excluding Premium Tax Expense(4)
		Total	PMPM	Total	PMPM
California	4,177	$671,489	$160.77	$606,494	$145.20	$5,697	91.1%
Florida	850	228,828	269.36	195,226	229.80	(4)	85.3
Michigan	2,639	658,741	249.59	570,636	216.20	12,190	88.3
Missouri(2)	483	113,818	236.87	113,101	234.15	—	99.4
New Mexico	1,069	338,770	316.90	280,108	262.03	8,208	84.7
Ohio	3,065	1,187,422	387.48	970,504	316.69	92,285	88.6
Texas	3,245	1,255,722	386.99	1,155,433	356.08	22,101	93.7
Utah	1,026	298,392	290.78	245,671	239.41	—	82.3
Washington	4,600	992,748	215.83	845,733	183.87	18,036	86.8
Wisconsin	508	70,673	139.24	67,968	133.91	(5)	96.2
Other(3)	—	9,888	—	45,886	—	483	—
	21,662	$5,826,491	$268.99	$5,096,760	$235.30	$158,991	89.9%

	Year Ended December 31, 2011
	Member Months(1)	Premium Revenue		Medical Care Costs		Premium Tax Expense	MCR Excluding Premium Tax Expense(4)
		Total	PMPM	Total	PMPM
California	4,190	$575,176	$137.27	$493,419	$117.75	$7,499	86.9%
Florida	788	203,945	258.70	187,358	237.66	41	91.9
Michigan	2,660	662,127	248.91	537,779	202.16	38,733	86.3
Missouri(2)	959	229,584	239.38	195,832	204.19	—	85.3
New Mexico	1,074	345,732	321.94	277,338	258.25	9,285	82.4
Ohio	2,966	988,896	333.40	766,949	258.57	76,677	84.1
Texas	1,616	409,295	253.40	382,390	236.74	7,117	95.1
Utah	972	287,290	295.51	224,513	230.94	—	78.1
Washington	4,171	823,323	197.42	690,513	165.57	14,865	85.4
Wisconsin	488	69,596	142.56	64,346	131.81	44	92.5
Other(3)	—	8,443	—	39,557	—	328	—
	19,884	$4,603,407	$231.51	$3,859,994	$194.13	$154,589	86.8%
 ____________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	Our contract with the state of Missouri expired without renewal on June 30, 2012. The Missouri health plan's claims run-out activity subsequent to June 30, 2012, is reported in “Other.”

(3)	“Other” medical care costs also include medically related administrative costs of the parent company.

(4)	The “MCR Excluding Premium Tax Expense” represents medical costs as a percentage of premium revenues, where premium revenue is reduced by premium tax expense.
Days in Medical Claims and Benefits Payable
The days in medical claims and benefits payable were as follows:

	December 31,
	2012	2011	2010
Days in claims payable: fee-for-service only	40 days	40 days	42 days
Number of claims in inventory at end of period	122,700	111,100	143,600
Billed charges of claims in inventory at end of period (in thousands)	$255,200	$207,600	$218,900
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Service revenue before amortization	$189,281	$167,269
Amortization recorded as reduction of service revenue	(1,571)	(6,822)
Service revenue	187,710	160,447
Cost of service revenue	141,208	143,987
General and administrative costs	17,648	9,270
Amortization of customer relationship intangibles recorded as amortization	5,127	5,127
Operating income	$23,727	$2,063
Operating income for our Molina Medicaid Solutions segment improved $21.7 million for the year ended December 31, 2012, compared with 2011. This improvement was primarily the result of stabilization of our newest contracts in Idaho and Maine.
Consolidated Expenses
General and Administrative Expenses
General and administrative expenses increased to 8.8% of total revenue for the year ended December 31, 2012, compared with 8.7% of total revenue for the year ended December 31, 2011.
Premium Tax Expense
Premium tax expense decreased to 2.8% of premium revenue net of premium tax for the year ended December 31, 2012, compared with 3.5% of total premium revenue for the year ended December 31, 2011. The decrease in 2012 was primarily due to the reduction of premium taxes at the Michigan and California health plans effective in 2012, and the growth in revenue at our Texas health plan, which is subject to a lower premium tax rate (measured as a percentage of premium revenue) than our consolidated average.
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

	Year Ended December 31,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software	$43,201	0.7%	$30,864	0.7%
Amortization of intangible assets	20,503	0.3	19,826	0.4
Depreciation and amortization reported as such in the consolidated statements of income	63,704	1.0	50,690	1.1
Amortization recorded as reduction of service revenue	1,571	—	6,822	0.1
Amortization of capitalized software recorded as cost of service revenue	13,489	0.2	16,871	0.4
Total	$78,764	1.2%	$74,383	1.6%
Impairment of Goodwill and Intangible Assets
We did not record an impairment charge in 2012. On February 17, 2012, our Missouri health plan was notified that it was not awarded a new contract under the state’s RFP, and therefore its contract expired on June 30, 2012. As a result, we recorded a non-cash impairment charge of approximately $64.6 million, or $1.34 per diluted share, in the fourth quarter of 2011. Of the total charge, $58.5 million was not tax deductible, resulting in a disproportionate impact to net income and to the effective tax rate.
Interest Expense
Interest expense was $16.8 million for the year ended December 31, 2012, compared with $15.5 million for the year ended December 31, 2011. Interest expense includes non-cash interest expense relating to our convertible senior notes, which amounted to $5.9 million and $5.5 million for the years ended December 31, 2012 and 2011, respectively.

Income Taxes
Income tax expense is recorded at an effective rate of 48.6% for the year ended December 31, 2012, compared with 67.8% for the year ended December 31, 2011. The effective rate for the year ended December 31, 2012 is higher than our statutory rate primarily due to nondeductible expenses primarily relating to compensation and changes in the fair value of contingent consideration. The effective rate for the year ended December 31, 2011 reflects the nondeductible nature of the majority of the Missouri impairment charge and certain discrete tax benefits.
Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010
Fiscal Year 2011 Overview and Highlights
For the year, our net income was $20.8 million, or $0.45 per diluted share, a decrease of 66% over 2010. We recorded a non-cash impairment charge of approximately $64.6 million, or $1.34 per diluted share, in connection with the expiration of our Missouri health plan's contract with the state of Missouri effective June 30, 2012. Absent this impairment charge, improved performance of the Health Plans segment drove our improved performance overall for the year ended December 31, 2011.
We earned premium revenues of $4.6 billion, up 15.4% over the previous year. Meanwhile, we achieved a medical care ratio of 86.8%, compared with a medical care ratio of 87.6% for fiscal year 2010.
Health Plans Segment
Premium Revenue
Premium revenue increased 15.4% in the year ended December 31, 2011, compared with the year ended December 31, 2010, due to a membership increase of approximately 8.4% (on a member-month basis), and PMPM revenue increase of approximately 6.4%. Premium revenues were impacted by the following in 2011:

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

Absent the adjustment to New Mexico premium revenue and the addition of the pharmacy benefit in Ohio, premium revenue PMPM increased approximately 4.4%, from $218 in 2010 to $227 in 2011. Increased enrollment among the ABD and Medicare populations contributed to the higher premium revenue PMPM. Medicare premium revenue was $388 million for the year ended December 31, 2011, compared with $265 million for the year ended December 31, 2010.

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
The medical care ratio decreased to 86.8% for the year ended December 31, 2011, compared with 87.6% for the year ended December 31, 2010.
The medical care ratio of the California health plan increased to 86.9% for the year ended December 31, 2011, from 84.6% for the year ended December 31, 2010. The California health plan received premium reductions of approximately 3% and 1% effective July 1, 2011, and October 1, 2011, respectively. In the second half of 2011, the California health plan added approximately 14,500 new ABD members with average premium revenue of approximately $385 PMPM.
The medical care ratio of the Florida health plan decreased to 91.9% for the year ended December 31, 2011, from 95.4% for the year ended December 31, 2010, primarily due to initiatives that have reduced pharmacy and behavioral health costs, and a premium rate increase of approximately 7.5% effective September 1, 2011.
The medical care ratio of the Michigan health plan decreased to 86.3% for the year ended December 31, 2011, from 89.3% for the year ended December 31, 2010, primarily due to improved Medicare performance and lower inpatient facility costs. The Michigan health plan received a premium rate increase of approximately 1% effective October 1, 2011.
The medical care ratio of the Missouri health plan decreased to 85.3% for the year ended December 31, 2011, from 85.5% for the year ended December 31, 2010. The health plan received a premium rate increase of approximately 5% effective July 1, 2011.
The medical care ratio of the New Mexico health plan decreased to 82.4% for the year ended December 31, 2011, from 82.7% for the year ended December 31, 2010. The New Mexico health plan received a premium rate reduction of approximately 2.5% effective July 1, 2011. As discussed above, the New Mexico health plan entered into a contract amendment that changed the calculation of the amount of revenue that may be recognized relative to medical costs in the fourth quarter of 2011. Consequently, premium revenue recognized in the year ended December 31, 2011, includes $5.6 million related to periods prior to 2011.
The medical care ratio of the Ohio health plan decreased to 84.1% for the year ended December 31, 2011, from 85.9% for the year ended December 31, 2010, due to an increase in Medicaid premium PMPM of approximately 4.5% effective January 1, 2011, and relatively flat fee-for-service costs. The pharmacy benefit was restored to all managed care plans in Ohio effective October 1, 2011.
The medical care ratio of the Texas health plan increased to 95.1% for the year ended December 31, 2011, from 87.7% for the year ended December 31, 2010. Effective February 1, 2011, we added approximately 30,000 ABD members in the Dallas-Fort Worth area and effective September 1, 2011, we added approximately 8,000 ABD members and 3,000 TANF members in the Jefferson Service area. Medical costs in the Dallas-Fort Worth area were well in excess of premium revenue. Excluding the ABD population in the Dallas-Fort Worth region, the medical care ratio of the Texas health plan was 87.2% for the year ended December 31, 2011.
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
The medical care ratio of the Washington health plan remained flat at 85.4% for the year ended December 31, 2011 compared with the year ended December 31, 2010. Higher fee-for-service and pharmacy costs were offset by lower capitation costs.
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
Health Plans Segment Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Year Ended December 31, 2011
	Member Months(1)	Premium Revenue		Medical Care Costs		Premium Tax Expense	MCR Excluding Premium Tax Expense(4)
		Total	PMPM	Total	PMPM
California	4,190	$575,176	$137.27	$493,419	$117.75	$7,499	86.9%
Florida	788	203,945	258.70	187,358	237.66	41	91.9
Michigan	2,660	662,127	248.91	537,779	202.16	38,733	86.3
Missouri(2)	959	229,584	239.38	195,832	204.19	—	85.3
New Mexico	1,074	345,732	321.94	277,338	258.25	9,285	82.4
Ohio	2,966	988,896	333.40	766,949	258.57	76,677	84.1
Texas	1,616	409,295	253.40	382,390	236.74	7,117	95.1
Utah	972	287,290	295.51	224,513	230.94	—	78.1
Washington	4,171	823,323	197.42	690,513	165.57	14,865	85.4
Wisconsin	488	69,596	142.56	64,346	131.81	44	92.5
Other(3)	—	8,443	—	39,557	—	328	—
	19,884	$4,603,407	$231.51	$3,859,994	$194.13	$154,589	86.8%

	Year Ended December 31, 2010
	Member Months(1)	Premium Revenue		Medical Care Costs		Premium Tax Expense	MCR Excluding Premium Tax Expenses(4)
		Total	PMPM	Total	PMPM
California	4,197	$506,871	$120.77	$423,021	$100.79	$6,912	84.6%
Florida	664	170,683	256.87	162,839	245.07	1	95.4
Michigan	2,708	630,134	232.66	527,596	194.80	39,187	89.3
Missouri(2)	946	210,852	222.98	180,291	190.66	—	85.5
New Mexico	1,104	366,784	332.02	295,633	267.61	9,300	82.7
Ohio	2,817	860,324	305.42	680,802	241.69	67,358	85.9
Texas	708	188,716	266.72	162,714	229.97	3,251	87.7
Utah	921	258,076	280.27	235,576	255.84	—	91.3
Washington	4,141	758,849	183.27	636,617	153.75	13,513	85.4
Wisconsin	134	30,033	224.75	27,574	206.35	—	91.8
Other(3)	—	8,587	—	38,194	—	253	—
	18,340	$3,989,909	$217.56	$3,370,857	$183.80	$139,775	87.6%

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	Our contract with the state of Missouri expired without renewal on June 30, 2012.

(3)	“Other” medical care costs also include medically related administrative costs at the parent company.

(4)	The “MCR Excluding Premium Tax Expense” represents medical costs as a percentage of premium revenues, where premium revenue is reduced by premium tax expense.

Molina Medicaid Solutions Segment
We acquired Molina Medicaid Solutions on May 1, 2010; therefore, the year ended December 31, 2010, includes only eight months of operating results for this segment. Performance of the Molina Medicaid Solutions segment was as follows:

	Year Ended December 31, 2011	Eight Months Ended December 31, 2010
	(In thousands)
Service revenue before amortization	$167,269	$98,125
Amortization recorded as reduction of service revenue	(6,822)	(8,316)
Service revenue	160,447	89,809
Cost of service revenue	143,987	78,647
General and administrative costs	9,270	5,135
Amortization of customer relationship intangibles recorded as amortization	5,127	3,418
Operating income	$2,063	$2,609
For the year ended December 31, 2011, cost of service revenue included $11.5 million of direct costs associated with the Idaho contract that would otherwise have been recorded as deferred contract costs. In assessing the recoverability of the deferred contract costs associated with the Idaho contract during 2011, we determined that these costs should be expensed as a period cost. In December 2011, our MMIS in Maine received full certification from CMS.
Consolidated Expenses and Other
General and Administrative Expenses
General and administrative expenses were $415.9 million, or 8.7% of total revenue, for the year ended December 31, 2011, compared with $346.0 million, or 8.5% of total revenue, for the year ended December 31, 2010.
Premium Tax Expense
Premium tax expense decreased to 3.5% of premium revenue net of premium tax for the year ended December 31, 2011, compared with 3.6% for December 31, 2010.
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
Impairment of Goodwill and Intangible Assets
On February 17, 2012, our Missouri health plan was notified that it was not awarded a new contract under the state’s RFP, and therefore its contract expired on June 30, 2012. As a result, we recorded a non-cash impairment charge of approximately $64.6 million, or $1.34 per diluted share, in the fourth quarter of 2011. Of the total charge, $58.5 million is not tax deductible, resulting in a disproportionate impact to net income and the effective tax rate. We did not record an impairment charge in 2010.

Interest Expense
Interest expense was $15.5 million for each of the years ended December 31, 2011 and 2010. Interest expense includes non-cash interest expense relating to our convertible senior notes, which amounted to $5.5 million and $5.1 million for the years ended December 31, 2011 and 2010, respectively.
Income Taxes
Income tax expense was recorded at an effective rate of 67.8% for the year ended December 31, 2011, compared with 38.6% for the year ended December 31, 2010. The effective rate for the year ended December 31, 2011 reflects the non-deductible nature of the majority of the Missouri impairment charge, discrete tax benefits of $1.7 million recognized for statute closures, prior year tax return to provision reconciliations, and certain non-recurring income that is not subject to income tax. Excluding the impact from the Missouri impairment charge and discrete tax benefits, the effective tax rate for the year ended December 31, 2011 was 37.9%.
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
Molina Medicaid Solutions. On May 1, 2010, we acquired a health information management business which we operate under the name, Molina Medicaid SolutionsSM.
Other Transactions
As described above, our Missouri health plan, Alliance for Community Health, LLC, or ACH, was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan's prior contract with the state (the “MC+ Contract”) expired without renewal on June 30, 2012, subject to certain transition obligations which terminate 365 days after June 30, 2012. ACH intends to enter into an assignment and assumption agreement with another one of our wholly owned subsidiaries, Molina Healthcare of Illinois, Inc., or Molina Illinois, pursuant to which ACH intends to assign to Molina Illinois substantially all of its assets and liabilities, including its surviving rights, duties and obligations, including all of the post-expiration duties and services under the MC+ Contract. Such assignment is subject to prior approval by the Missouri Department of Insurance, Financial Institutions and Professional Registration, the Illinois Department of Insurance, and the written consent of Mo HealthNet. Subsequent to the effectiveness of the assignment and assumption agreement between ACH and Molina Illinois and ACH's surrender of its Missouri certificate of authority, we intend to abandon our equity interests in ACH to an unrelated entity. Subject to appropriate regulatory approvals discussed above, ACH will retain certain assets and investments, to which we will no longer have access after the abandonment transaction is effected and which amounts we intend to write off.

Liquidity and Capital Resources

Introduction
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of December 31, 2012, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income decreased to $5.2 million for the year ended December 31, 2012, compared with $5.5 million for the year ended December 31, 2011. Our annualized portfolio yields for the years ended December 31, 2012, 2011, and 2010 were 0.5%, 0.6%, and 0.7%, respectively.
Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold our restricted investments until maturity. Declines in interest rates over time will reduce our investment income.

Cash in excess of the capital needs of our regulated health plans is generally paid to our non-regulated parent company in the form of dividends, when and as permitted by applicable regulations, for general corporate use. See further discussion below, under Regulatory Capital and Dividend Restrictions.

Liquidity

Cash provided by operating activities was $347.8 million in 2012 compared with $225.4 million in 2011, an increase of $122.4 million. In 2012, deferred revenue was a source of cash from operations amounting to $90.9 million, compared with a use of cash amounting to $8.2 million in 2011. This increase was primarily due to an increase in deferred revenue relating to an advance premium payment received by our Washington health plan in December 2012. In 2011, cash provided by operating activities was $225.4 million compared with $161.4 million for 2010, an increase of $64.0 million. This increase was primarily due to higher operating income before giving effect to the $64.6 million non-cash impairment of goodwill and intangible assets relating to our Missouri health plan's state contract termination recorded in the fourth quarter of 2011.
Cash used in investing activities was $93.6 million in 2012 compared with $236.9 million in 2011, a decrease of $143.3 million. This decrease was primarily due to the change in cash paid in business combinations resulting from our fourth quarter 2011 acquisition of the Molina Center amounting to $81.0 million, with no comparable activity in 2012. In 2011, cash provided by financing activities was $236.9 million compared with $288.8 million in 2010, a decrease of $51.9 million. This decrease was primarily due to $46.5 million less cash paid for business combinations in 2011. We acquired Molina Medicaid Solutions in the second quarter of 2010 for $131.1 million, compared with $81.0 million spent to acquire the Molina Center in 2011.
Cash provided by financing activities was $47.7 million in 2012 compared with $49.5 million in 2011, a decrease of $1.8 million. Cash provided from borrowings under our credit facility in 2012 amounting to $40.0 million was consistent with cash provided from the $48.6 million term loan in 2011 used to finance the acquisition of the Molina Center. In 2011, cash provided by financing activities was $49.5 million compared with $113.8 million in 2010, a decrease of $64.3 million. This decrease was due to $111.1 million of net proceeds from our common stock offering in the third quarter of 2010, compared with the $48.6 million term loan to acquire the Molina Center in 2011.
Financial Condition
On a consolidated basis, at December 31, 2012, we had working capital of $521.1 million compared with $446.2 million at December 31, 2011. At December 31, 2012 we had cash and investments of $1,196.1 million, compared with $893.0 million of cash and investments at December 31, 2011. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Regulatory Capital and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Such state laws and regulations also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after inter-company eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $549.7 million at December 31, 2012, and $492.4 million at December 31, 2011. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders are generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $46.9 million and $23.6 million as of December 31, 2012, and 2011, respectively. This increase was primarily due to increased dividends received from our subsidiaries during 2012.
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
As of December 31, 2012, our health plans had aggregate statutory capital and surplus of approximately $557.9 million compared with the required minimum aggregate statutory capital and surplus of approximately $345.7 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2012. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

Future Sources and Uses of Liquidity
1.125% Cash Convertible Senior Notes due 2020
On February 15, 2013, we issued $550 million aggregate principal amount of 1.125% Cash Convertible Senior Notes due 2020, or the Notes. The Notes bear interest at a rate of 1.125% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2013. The Notes will mature on January 15, 2020.

The Notes are not convertible into our common stock or any other securities under any circumstances. Holders may convert their Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding July 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2013 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after July 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of Notes, equal to the settlement amount, determined in the manner set forth in the Indenture.
The initial conversion rate will be 24.5277 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $40.77 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. We may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.
If we undergo a fundamental change (as defined in the indenture to the Notes), holders may require us to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The indenture provides for customary events of default, including cross acceleration to certain other indebtedness of ours, and our significant subsidiaries.
The Notes will be senior unsecured obligations of the Company and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
Cash Convertible Note Hedge and Warrant Transactions
In connection with the pricing of the Notes, on February 11, 2013, we entered into cash convertible note hedge transactions and warrant transactions relating to a notional number of shares of our common stock underlying the Notes to be issued by us (without regard to the initial purchasers' $100 million over-allotment option) with two counterparties, JPMorgan Chase Bank, National Association, London Branch and Bank of America, N.A. (the “Option Counterparties”). The cash convertible note hedge transactions are intended to offset cash payments due upon any conversion of the Notes. However, the warrant transactions could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the warrants. The strike price of the warrants will initially be $53.8475 per share, which is 75% above the last reported sale price of our common stock on February 11, 2013.
In connection with the exercise in full by the initial purchasers of their over-allotment option in respect of the Notes, on February 13, 2013, we and the Option Counterparties amended the cash convertible note hedge transactions entered into on February 11, 2013 to upsize such transactions by a notional number of shares of our common stock corresponding to the number of shares underlying the Notes purchased pursuant to the exercise of such over-allotment option. On February 13, 2013, we also entered into additional warrant transactions with the Option Counterparties relating to a number of shares of our common stock corresponding to the number of shares underlying the Notes purchased pursuant to the exercise of such over-allotment option. Each of the amendments to the cash convertible note hedge transactions and the additional warrant transactions were on substantially similar terms to the corresponding transactions entered into on February 11, 2013. Pursuant to these warrant transactions, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.
We used approximately $74.3 million of the net proceeds from the offering to pay the cost of the cash convertible note hedge transactions (after such cost was partially offset by the proceeds to us from the sale of warrants in the warrant transactions and the additional warrant transactions).
Aside from the initial payment of a premium to the Option Counterparties of approximately $149.3 million, we will not be required to make any cash payments to the Option Counterparties under the cash convertible note hedge transactions and will be entitled to receive from the Option Counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the cash convertible note hedge transactions during the relevant valuation period. The strike price under the cash convertible note hedge transactions is initially equal to the conversion price of the Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the warrants on any trading day during the 160 trading day measurement period under the warrant transactions and the additional warrant transactions, we will be obligated to issue to the Option Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the warrant transactions and the additional warrant transactions, subject to a share delivery cap. The Company will not receive any additional proceeds if warrants are exercised.
Repurchase in Connection with Offering of 1.125% Cash Convertible Senior Notes Due 2020
We used a portion of the net proceeds in this offering to repurchase $50 million of our common stock in negotiated transactions with institutional investors in the offering, concurrently with the pricing of the offering. On February 12, 2013, we repurchased a total of 1,624,959 shares at $30.77 per share, which was our closing stock price on that date.

Credit Facility
On February 15, 2013, we used approximately $40.0 million of the net proceeds from the offering of the Notes to repay all of the outstanding indebtedness under our $170 million revolving credit facility, or the Credit Facility, with various lenders and U.S. Bank National Association, as Line of Credit Issuer, Swing Line Lender, and Administrative Agent. As of December 31, 2012, there was $40.0 million outstanding under the Credit Facility.
We terminated the Credit Facility in connection with the closing of the offering and sale of the Notes. Two letters of credit in the aggregate principal amount of $10.3 million that reduced the amount available for borrowing under the Credit Facility as of December 31, 2012, were transferred to direct issue letters of credit with another financial institution. The Credit Facility had a term of five years under which all amounts outstanding would have been due and payable on September 9, 2016.
Borrowings under the Credit Facility accrued interest based, at our election, on the base rate plus an applicable margin or the Eurodollar rate. The base rate is, for any day, a rate of interest per annum equal to the highest of (i) the prime rate of interest announced from time to time by U.S. Bank or its parent, (ii) the sum of the federal funds rate for such day plus 0.50% per annum and (iii) the Eurodollar rate (without giving effect to the applicable margin) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%. The Eurodollar rate is a reserve adjusted rate at which Eurodollar deposits are offered in the interbank Eurodollar market plus an applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we were required to pay a quarterly commitment fee of 0.25% to 0.50% (based upon our leverage ratio) of the unused amount of the lenders' commitments under the Credit Facility. The applicable margins ranged between 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Eurodollar loans, in each case, based upon our leverage ratio.
Our obligations under the Credit Facility were secured by a lien on substantially all of our assets, with the exception of certain of our real estate assets, and by a pledge of the capital stock or membership interests of our operating subsidiaries and health plans (with the exception of the California health plan). The Credit Facility included usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also required us to maintain as of the end of any fiscal quarter (calculated for each four consecutive fiscal quarter period) a ratio of total consolidated debt to total consolidated EBITDA, as defined in the Credit Facility, of not more than 2.75 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. At December 31, 2012, we were in compliance with all financial covenants under the Credit Facility.
3.75% Convertible Senior Notes due 2014
As of December 31, 2012, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014, or the 3.75% Notes, remain outstanding. The 3.75% Notes rank equally in right of payment with our existing and future senior indebtedness. The 3.75% Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the 3.75% Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.
Term Loan
On December 7, 2011, our wholly owned subsidiary Molina Center LLC entered into a Term Loan Agreement, dated as of December 1, 2011, with various lenders and East West Bank, as Administrative Agent (the “Administrative Agent”). Pursuant to the terms of the Term Loan Agreement, Molina Center LLC borrowed the aggregate principal amount of $48.6 million to finance a portion of the $81 million purchase price for the acquisition of the Molina Center, located in Long Beach, California.
The outstanding principal amount under the Term Loan Agreement bears interest at the Eurodollar rate for each Interest Period (as defined below) commencing January 1, 2012. The Eurodollar rate is a per annum rate of interest equal to the greater of (a) the rate that is published in the Wall Street Journal as the London interbank offered rate for deposits in United States dollars, for a period of one month, two business days prior to the commencement of an Interest Period, multiplied by a statutory reserve rate established by the Board of Governors of the Federal Reserve System, or (b) 4.25%. "Interest Period" means the period commencing on the first day of each calendar month and ending on the last day of each calendar month. The loan matures on November 30, 2018, and is subject to a 25-year amortization schedule that commenced on January 1, 2012.
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

Interest Rate Swap
In May 2012, we entered into a $42.5 million notional amount interest rate swap agreement, or Swap Agreement, with an effective date of March 1, 2013. While not designated as a hedge during the year ended December 31, 2012, the Swap Agreement is intended to reduce our exposure to fluctuations in the contractual variable interest rates under our Term Loan Agreement, and expires on the maturity date of the Term Loan Agreement, which is November 30, 2018. Under the Swap Agreement, we will receive a variable rate of the one-month LIBOR plus 3.25%, and pay a fixed rate of 5.34%. The Swap Agreement is measured and reported at fair value on a recurring basis, within Level 2 of the fair value hierarchy. Gains and losses relating to changes in fair value are reported in earnings in the current period. For the year ended December 31, 2012, we have recorded losses of $1.3 million to general and administrative expense. As of December 31, 2012 the fair value of the Swap Agreement is a liability of $1.3 million, recorded to other noncurrent liabilities. We do not use derivatives for trading or speculative purposes. We believe that we are not exposed to more than a nominal amount of credit risk relating to the Swap Agreement because the counterparty is an established and well-capitalized financial institution.
Shelf Registration Statement

In May 2012, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.
Securities Repurchase Program
Effective as of February 13, 2013, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior note due 2014. The repurchase program extends through December 31, 2014.

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
Certain components of premium revenue are subject to accounting estimates. The components of premium revenue subject to estimation fall into two categories:
Contractual provisions that may limit revenue based upon the costs incurred or the profits realized under a specific contract. These are contractual provisions that require the health plan to return premiums to the extent that certain thresholds are not met. In some instances premiums are returned when medical costs fall below a certain percentage of gross premiums; or when administrative costs or profits exceed a certain percentage of gross premiums. In other instances, premiums are partially determined by the acuity of care provided to members (risk adjustment). To the extent that our expenses and profits change from the amounts previously reported (due to changes in estimates) our revenue earned for those periods will also change. In all of these instances our revenue is only subject to estimate due to the fact that the thresholds themselves contain elements (expense or profit) that are subject to estimate. While we have adequate experience and data to make sound estimates of our expenses or profits, changes to those estimates may be necessary, which in turn will lead to changes in our estimates of revenue. In general, a change in estimate relating to expense or profit would offset any related change in estimate to premium, resulting in no or small impact to net income. The following contractual provisions fall into this category:

•
California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of $0.3 million and $1.0 million at December 31, 2012, and December 31, 2011, respectively.

•
Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At both December 31, 2012 and December 31, 2011, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.

•
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): Our contract with the state of New Mexico directs that a portion of premiums received may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. At both December 31, 2012, and December 31, 2011, we had not recorded any liability under the terms of these contract provisions.

•
Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we accrued an aggregate liability of approximately $3.2 million and $0.7 million pursuant to our profit-sharing agreement with the state of Texas at December 31, 2012 and December 31, 2011, respectively.

•
Washington Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our Washington health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At both December 31, 2012, and December 31, 2011, we had not recorded any liability under the terms of this contract provision because medical expenses are not less than the contractual floor.

•
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $0.3 million and $5.0 million for anticipated Medicare risk adjustment premiums at December 31, 2012, and December 31, 2011, respectively.

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

•
New Mexico Health Plan Quality Incentive Premiums: Under our contract with the state of New Mexico, incremental revenue of up to 0.75% of our total premium is earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care and administrative measures dictated by the state.

•
Ohio Health Plan Quality Incentive Premiums: Under our contract with the state of Ohio, incremental revenue of up to 1% of our total premium is earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures dictated by the state.

•
Texas Health Plan Quality Incentive Premiums: Effective March 1, 2012, under our contract with the state of Texas, incremental revenue of up to 5% of our total premium may be earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures established by the state.

•
Wisconsin Health Plan Quality Incentive Premiums: Under our contract with the state of Wisconsin, effective beginning in 2011, up to 3.25% of premium revenue is withheld by the state. The withheld premiums can be earned by the health plan by meeting certain performance measures. These performance measures are generally linked to various quality-of-care measures dictated by the state.

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of December 31, 2012 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of December 31, 2012.

	Year Ended December 31, 2012
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,244	$1,889	$643	$2,532	$338,770
Ohio	12,033	8,079	966	9,045	1,187,422
Texas	58,516	52,521	—	52,521	1,255,722
Wisconsin	1,771	—	593	593	70,673
	$74,564	$62,489	$2,202	$64,691	$2,852,587

	Year Ended December 31, 2011
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,271	$1,558	$378	$1,936	$345,732
Ohio	10,212	8,363	3,501	11,864	988,896
Texas	—	—	—	—	409,295
Wisconsin	1,705	542	—	542	69,596
	$14,188	$10,463	$3,879	$14,342	$1,813,519

	Year Ended December 31, 2010
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,581	$1,311	$579	$1,890	$366,784
Ohio	9,881	3,114	(1,248)	1,866	860,324
Texas	1,771	1,771	—	1,771	188,716
	$14,233	$6,196	$(669)	$5,527	$1,415,824

Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation, or DDI, of a Medicaid Management Information System, or MMIS. An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing, or BPO arrangement. While providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support and maintenance. Our Molina Medicaid Solutions contracts may extend over a number of years, particularly in circumstances where we are delivering extensive and complex DDI services, such as the initial design, development and implementation of a complete MMIS. For example, the terms of our most recently implemented Molina Medicaid Solutions contracts (in Idaho and Maine) were each seven years in total, consisting of two years allocated for the delivery of DDI services, followed by five years for the performance of BPO services. We receive progress payments from the state during the performance of DDI services based upon the attainment of predetermined milestones. We receive a flat monthly payment for BPO services under our Idaho and Maine contracts. The terms of our other Molina Medicaid

Solutions contracts - which primarily involve the delivery of BPO services with only minimal DDI activity (consisting of system enhancements) - are shorter in duration than our Idaho and Maine contracts.
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

•	The nature of the MMIS installed varies significantly between our older contracts (proprietary mainframe systems) and our new contracts (commercial off-the-shelf technology solutions)
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
Costs associated with our Molina Medicaid Solutions contracts include software related costs and other costs. With respect to software related costs, we apply the guidance for internal-use software and capitalize external direct costs of materials and services consumed in developing or obtaining the software, and payroll and payroll-related costs associated with employees who are directly associated with and who devote time to the computer software project. With respect to all other direct costs, such costs are expensed as incurred, unless corresponding revenue is being deferred. If revenue is being deferred, direct costs relating to delivered service elements are deferred as well and are recognized on a straight-line basis over the period of revenue recognition, in a manner consistent with our recognition of revenue that has been deferred. Such direct costs can include:

•	Transaction processing costs.

•	Employee costs incurred in performing transaction services.

•	Vendor costs incurred in performing transaction services.

•	Costs incurred in performing required monitoring of and reporting on contract performance.

•	Costs incurred in maintaining and processing member and provider eligibility.

•	Costs incurred in communicating with members and providers.

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

Medical Claims and Benefits Payable — Health Plans Segment
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	December 31,
	2012	2011	2010
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$377,614	$301,020	$275,259
Capitation payable	49,066	53,532	49,598
Pharmacy	38,992	26,178	14,649
Other	28,858	21,746	14,850
	$494,530	$402,476	$354,356
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

The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $377.6 million of our total medical claims and benefits payable of $494.5 million as of December 31, 2012. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at December 31, 2012, was $371.4 million.
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
The following table reflects the change in our estimate of claims liability as of December 31, 2012 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding December 31, 2012, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$152,598
(4)%	101,732
(2)%	50,866
2%	(50,866)
4%	(101,732)
6%	(152,598)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of December 31, 2012 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Trended Per member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$(75,312)
(4)%	(50,208)
(2)%	(25,104)
2%	25,104
4%	50,208
6%	75,312

The following per-share amounts are based on a combined federal and state statutory tax rate of 37.5%, and $47.0 million diluted shares outstanding for the year ended December 31, 2012. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at December 31, 2012, net income for the year ended December 31, 2012 would increase or decrease by approximately $15.9 million, or $0.34 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at December 31, 2012, net income for the year ended December 31, 2012 would increase or decrease by approximately $7.8 million, or $0.17 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $79.5 million, or $1.69 per diluted share, and $39.2 million, or $0.83 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $15.9 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
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
Assuming that our initial estimate of IBNP is accurate, we believe that amounts ultimately paid out would generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. Because the amount of our initial liability is merely an estimate (and therefore never perfectly accurate), we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range. For example, for the years ended December 31, 2011 and 2010, the amounts ultimately paid out were less than the amount of the reserves we had established as of December 31, 2010 and 2009, by 14.6% and 15.7%, respectively. Furthermore, because the initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate - we only know when the circumstances for any one or more of those factors are out of the ordinary.
As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities in fiscal years 2012, 2011, and 2010 were less than what we had expected when we established our reserves. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimate.
We recognized a benefit from prior period claims development in the amount of $39.3 million for the year ended December 31, 2012. This amount represents our estimate as of December 31, 2012, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2011 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe that the overestimation of our claims liability at December 31, 2011 was due primarily to the following factors:

•	At our Washington health plan, we underestimated the amount of recoveries we would collect for certain high-cost newborn claims, resulting in an overestimation of reserves at year end.

•	At our Texas health plan, we overestimated the cost of new members in STAR+PLUS (the name of our ABD program in Texas), in the Dallas region.

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

•
The overestimation of our liability for medical claims and benefits payable was partially offset by an underestimation of that liability at our Missouri health plan, as a result of the costs associated with an unusually large number of premature infants during the fourth quarter of 2011.

We recognized a benefit from prior period claims development in the amount of $51.8 million for the year ended December 31, 2011. This amount represents our estimate as of December 31, 2011, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2010 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe that the overestimation of our claims liability at December 31, 2010 was due primarily to the following factors:

•	At our Ohio health plan, we overestimated the impact of a buildup in claims inventory.

•	At our California health plan, we overestimated the impact of the settlement of disputed provider claims.

•	At our New Mexico health plan, we underestimated the impact of a reduction in the outpatient facility fee schedule.
We recognized a benefit from prior period claims development in the amount of $49.4 million for the year ended December 31, 2010. This amount represents our estimate as of December 31, 2010, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2009 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe that the overestimation of our claims liability at December 31, 2009 was due primarily to the following factors:

•	At our New Mexico health plan, we underestimated the degree to which cuts to the Medicaid fees schedule would reduce our liability as of December 31, 2009.

•
At our California health plan, we underestimated the extent to which various network restructuring, provider contracting, and medical management initiatives had reduced our medical care costs during the second half of 2009, thereby resulting in a lower liability at December 31, 2009.

In estimating our claims liability at December 31, 2012, we adjusted our base calculation to take account of the numerous factors that we believe will likely change our final claims liability amount. We believe that the most significant among those factors are:

•
Our Texas health plan membership nearly doubled effective March 1, 2012. In addition, effective March 1, 2012, we assumed inpatient medical liability for ABD members for which we were not previously responsible. Reserves for new coverage and new regions are now based on the newly developing claims lag patterns. While the lag patterns are now beginning to stabilize for the new membership and coverage, the true reserve liability continues to be more uncertain than usual.

•
Data published by the Centers for Disease Control, or CDC, indicated a significant increase in the percentage of office visits for influenza-like illnesses, or ILI, during December 2012. This indicated that the annual flu season was starting earlier than it had in most recent years. This was most noticeable in the southeast region of the country, but impacted other areas as well. Our leading indicators, including inpatient authorizations and overall pharmacy utilization, did not show as great an increase as we had expected based on the severity of the CDC's flu-related indices. However, we did see a significant increase in the use of prescription flu medication, especially in our Texas health plan. Therefore, we increased our reserves to account for expected additional utilization due to the early onset of the flu season.

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

•
Prior to July 2012, it was the state of Washington's practice to disenroll certain sick newborns from the Healthy Options Medicaid managed care program and cover them under the Supplemental Security Income program, or SSI, instead. When this occurred, the health plan would reimburse the premiums received for that member back to the state and the state in turn reimbursed the health plan for the cost of care, usually retroactively to the date of birth. Effective July 1, 2012, the health plans now retain these members and cover them under a new ABD program entitled Healthy Options Blind and Disabled, or HOBD. The premium we receive from the state for the HOBD members is very high to cover the substantial cost of care. By December, we had enrolled approximately 26,000 members under HOBD. Because the program is relatively new, there is still some uncertainty as to the level of claims to be expected from these high-cost members.
The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2012, 2011 and 2010, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In these years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

The following table presents the components of the change in our medical claims and benefits payable for the periods presented. The negative amounts displayed for “Components of medical care costs related to: Prior year” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period was more than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per-member amounts)
Balances at beginning of period	$402,476	$354,356	$315,316
Balance of acquired subsidiary	—	—	3,228
Components of medical care costs related to:
Current year	5,136,055	3,911,803	3,420,235
Prior year	(39,295)	(51,809)	(49,378)
Total medical care costs	5,096,760	3,859,994	3,370,857
Payments for medical care costs related to:
Current year	4,649,363	3,516,994	3,085,388
Prior year	355,343	294,880	249,657
Total paid	5,004,706	3,811,874	3,335,045
Balances at end of year	$494,530	$402,476	$354,356
Benefit from prior years as a percentage of:
Balance at beginning of year	9.8%	14.6%	15.7%
Premium revenue	0.7%	1.1%	1.2%
Total medical care costs	0.8%	1.3%	1.5%
Claims Data
Days in claims payable, fee for service	40	40	42
Number of members at end of period	1,797,000	1,697,000	1,613,000
Number of claims in inventory at end of period	122,700	111,100	143,600
Billed charges of claims in inventory at end of period	$255,200	$207,600	$218,900
Claims in inventory per member at end of period	0.07	0.07	0.09
Billed charges of claims in inventory per member end of period	$142.01	$122.33	$135.71
Number of claims received during the period	20,842,400	17,207,500	14,554,800
Billed charges of claims received during the period	$19,429,300	$14,306,500	$11,686,100

Commitments and Contingencies

We are not an obligor to or guarantor of any indebtedness of any other party, except for our obligation to pay benefits under policies in-force relating to an insurance subsidiary we sold in the first quarter of 2012, in the event such benefits are not paid by the reinsurer or current owner. This transaction is more fully described in Note 19 to the accompanying audited consolidated financial statements for the year ended December 31, 2012.
We are not a party to off-balance sheet financing arrangements except for operating leases which are disclosed in Note 19 to the accompanying audited consolidated financial statements for the year ended December 31, 2012.

Contractual Obligations
In the table below, we present our contractual obligations as of December 31, 2012. Some of the amounts we have included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	Total	2013	2014-2015	2016-2017	2018 and Beyond
Medical claims and benefits payable	$494,530	$494,530	$—	$—	$—
Principal amount of long-term debt(1)	274,471	1,155	189,465	42,681	41,170
Operating leases	86,276	26,866	36,228	15,411	7,771
Interest on long-term debt	23,465	9,035	9,150	3,675	1,605
Purchase commitments	37,537	19,367	17,645	525	—
Total contractual obligations	$916,279	$550,953	$252,488	$62,292	$50,546

(1)	Represents the principal amount due on our 3.75% Convertible Senior Notes due 2014, our term loan due 2018, and the Credit Facility due 2016.
As of December 31, 2012, we have recorded approximately $10.6 million of unrecognized tax benefits. The above table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. See Note 13 to the accompanying audited consolidated financial statements for the year ended December 31, 2012 for further information.

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

We are also exposed to interest rate risk relating to contractual variable interest rates under our Term Loan Agreement which matures on November 30, 2018. The outstanding principal amount under the Term Loan Agreement bears interest at the Eurodollar rate for each Interest Period commencing January 1, 2012. We manage this floating rate debt using an Interest Rate Swap Agreement that is intended to reduce our exposure to the impact of changing interest rates to our consolidated results of operations and future outflows for interest expense. Under the Swap Agreement, we will receive a variable rate of one-month LIBOR plus 3.25%, and pay a fixed rate of 5.34%.  At December 31, 2012, a hypothetical 1% increase in the Eurodollar rate would result in a $1.6 million favorable change in the fair value of our Interest Rate Swap Agreement. This favorable change would reduce our exposure to a hypothetical 1% increase in the Eurodollar rate on the outstanding borrowings of our Term Loan, that would result in additional interest expense of only $0.5 million. See Note 12 of the accompanying audited consolidated financial statements for the year ended December 31, 2012 for more information on the Term Loan Agreement and Interest Rate Swap Agreement.

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
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 28, 2013

MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Amounts in thousands, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$795,770	$493,827
Investments	342,845	336,916
Receivables	149,682	167,898
Income tax refundable	—	11,679
Deferred income taxes	32,443	18,327
Prepaid expenses and other current assets	28,386	19,435
Total current assets	1,349,126	1,048,082
Property, equipment, and capitalized software, net	221,443	190,934
Deferred contract costs	58,313	54,582
Intangible assets, net	77,711	101,796
Goodwill and indefinite-lived intangible assets	151,088	153,954
Auction rate securities	13,419	16,134
Restricted investments	44,101	46,164
Receivable for ceded life and annuity contracts	—	23,401
Other assets	19,621	17,099
	$1,934,822	$1,652,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$494,530	$402,476
Accounts payable and accrued liabilities	184,034	147,214
Deferred revenue	141,798	50,947
Income taxes payable	6,520	—
Current maturities of long-term debt	1,155	1,197
Total current liabilities	828,037	601,834
Long-term debt	261,784	216,929
Deferred income taxes	37,900	33,127
Liability for ceded life and annuity contracts	—	23,401
Other long-term liabilities	24,787	21,782
Total liabilities	1,152,508	897,073
Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding:	47	46
46,762 shares at December 31, 2012 and 45,815 shares at December 31, 2011
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	285,524	266,022
Accumulated other comprehensive loss	(457)	(1,405)
Treasury stock, at cost; 111 shares at December 31, 2012	(3,000)	—
Retained earnings	500,200	490,410
Total stockholders’ equity	782,314	755,073
	$1,934,822	$1,652,146

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per-share data)
Revenue:
Premium revenue	$5,826,491	$4,603,407	$3,989,909
Service revenue	187,710	160,447	89,809
Investment income	5,188	5,539	6,259
Rental income	9,374	547	—
Total revenue	6,028,763	4,769,940	4,085,977
Expenses:
Medical care costs	5,096,760	3,859,994	3,370,857
Cost of service revenue	141,208	143,987	78,647
General and administrative expenses	532,627	415,932	345,993
Premium tax expenses	158,991	154,589	139,775
Depreciation and amortization	63,704	50,690	45,704
Total expenses	5,993,290	4,625,192	3,980,976
Impairment of goodwill and intangible assets	—	(64,575)	—
Operating income	35,473	80,173	105,001
Other expenses (income):
Interest expense	16,769	15,519	15,509
Other income	(361)	—	—
Total other expenses (income)	16,408	15,519	15,509
Income before income taxes	19,065	64,654	89,492
Provision for income taxes	9,275	43,836	34,522
Net income	$9,790	$20,818	$54,970
Net income per share:
Basic	$0.21	$0.45	$1.34
Diluted	0.21	0.45	1.32
Weighted average shares outstanding:
Basic	46,380	45,756	41,174
Diluted	46,999	46,425	41,631

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$9,790	$20,818	$54,970
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on investments	1,529	1,167	(613)
Total other comprehensive income (loss), before tax	1,529	1,167	(613)
Income tax expense (benefit) related to items of other comprehensive income	581	380	(233)
Total other comprehensive income (loss), net of tax	948	787	(380)
Comprehensive income	$10,738	$21,605	$54,590

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Operating activities:
Net income	$9,790	$20,818	$54,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,764	74,383	60,765
Deferred income taxes	(9,887)	13,836	(4,092)
Stock-based compensation	20,018	17,052	9,531
Non-cash interest on convertible senior notes	5,942	5,512	5,114
Impairment of goodwill and intangible assets	—	64,575	—
Change in fair value of interest rate swap	1,307	—	—
Amortization of premium/discount on investments	6,746	7,242	2,029
Amortization of deferred financing costs	1,089	2,818	1,780
Gain on sale of subsidiary	(1,747)	—	—
Loss on disposal of property and equipment	2,608	—	—
Gain on acquisition	—	(1,676)	—
Unrealized gain on trading securities	—	—	(4,170)
Loss on rights agreement	—	—	3,807
Tax deficiency from employee stock compensation	(526)	(714)	(968)
Changes in operating assets and liabilities:
Receivables	18,216	352	(7,539)
Prepaid expenses and other current assets	(8,958)	3,308	(12,034)
Medical claims and benefits payable	92,054	48,120	34,363
Accounts payable and accrued liabilities	23,345	2,778	40,482
Deferred revenue	90,851	(8,154)	(41,899)
Income taxes	18,172	(24,855)	19,258
Net cash provided by operating activities	347,784	225,395	161,397
Investing activities:
Purchases of equipment	(78,145)	(60,581)	(48,538)
Purchases of investments	(306,437)	(345,968)	(302,842)
Sales and maturities of investments	298,006	302,667	223,077
Net cash paid in business combinations	—	(84,253)	(130,743)
Proceeds from sale of subsidiary, net of cash surrendered	9,162	—	—
Increase in deferred contract costs	(11,610)	(42,830)	(29,319)
Increase in restricted investments	(2,647)	(4,064)	(5,566)
Change in other noncurrent assets and liabilities	(1,913)	(1,898)	5,108
Net cash used in investing activities	(93,584)	(236,927)	(288,823)
Financing activities:
Amount borrowed under term loan	—	48,600	—
Amount borrowed under credit facility	60,000	—	105,000
Proceeds from common stock offering, net of issuance costs	—	—	111,131
Repayment of amount borrowed under credit facility	(20,000)	—	(105,000)
Treasury stock purchases	(3,000)	(7,000)	—
Credit facility fees paid	—	(1,125)	(1,671)
Principal payments on term loan	(1,129)	—	—
Proceeds from employee stock plans	8,205	7,347	4,056
Excess tax benefits from employee stock compensation	3,667	1,651	295
Net cash provided by financing activities	47,743	49,473	113,811
Net increase (decrease) in cash and cash equivalents	301,943	37,941	(13,615)
Cash and cash equivalents at beginning of period	493,827	455,886	469,501
Cash and cash equivalents at end of period	$795,770	$493,827	$455,886

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Supplemental cash flow information:
Cash (received) paid during the period for:
Income taxes	$(4,634)	$54,663	$18,299
Interest	$10,099	$11,399	$10,951
Schedule of non-cash investing and financing activities:
Retirement of treasury stock	$—	$7,000	$—
Retirement of common stock used for stock-based compensation	$(11,862)	$(3,926)	$(2,316)
Details of sale of subsidiary
Decrease in carrying value of assets	30,942	—	—
Decrease in carrying value of liabilities	(23,527)	—	—
Gain on sale	1,747	—	—
Proceeds from sale of subsidiary, net of cash surrendered	9,162	—	—
Details of business combinations:
Increase in fair value of assets acquired	$—	$(81,256)	$(159,916)
(Decrease) increase in fair value of liabilities assumed	—	(1,045)	24,450
(Decrease) increase in payable to seller	—	(1,952)	4,723
Net cash paid in business combinations	$—	$(84,253)	$(130,743)

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Outstanding	Amount					Total
	(In thousands)
Balance at January 1, 2010	38,410	$38	$129,890	$(1,812)	$414,622	$—	$542,738
Net income	—	—	—	—	54,970	—	54,970
Other comprehensive loss, net of tax	—	—	—	(380)	—	—	(380)
Common stock issued, net of issuance costs	6,525	7	111,124	—	—	—	111,131
Employee stock grants and employee stock purchase plans	528	—	11,271	—	—	—	11,271
Tax deficiency from employee stock compensation	—	—	(673)	—	—	—	(673)
Balance at December 31, 2010	45,463	45	251,612	(2,192)	469,592	—	719,057
Net income	—	—	—	—	20,818	—	20,818
Other comprehensive income, net of tax	—	—	—	787	—	—	787
Purchase of treasury stock	—	—	—	—	—	(7,000)	(7,000)
Retirement of treasury stock	(400)	—	(7,000)	—	—	7,000	—
Employee stock grants and employee stock plan purchases	752	1	20,473	—	—	—	20,474
Tax benefit from employee stock compensation	—	—	937	—	—	—	937
Balance at December 31, 2011	45,815	46	266,022	(1,405)	490,410	—	755,073
Net income	—	—	—	—	9,790	—	9,790
Other comprehensive income, net of tax	—	—	—	948	—	—	948
Purchase of treasury stock	(111)	—	—	—	—	(3,000)	(3,000)
Employee stock grants and employee stock plan purchases	1,058	1	16,361	—	—	—	16,362
Tax benefit from employee stock compensation	—	—	3,141	—	—	—	3,141
Balance at December 31, 2012	46,762	$47	$285,524	$(457)	$500,200	$(3,000)	$782,314

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
Our Health Plans segment comprises health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. As of December 31, 2012, these health plans served approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our direct delivery business consists of primary care clinics in California, Florida, New Mexico and Washington; additionally, we manage three county-owned primary care clinics under a contract with Fairfax County, Virginia.

Our health plans' state Medicaid contracts generally have terms of three to four years with annual adjustments to premium rates. These contracts are renewable at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause. Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in obtaining the renewal of their contracts in each state prior to the actual expiration of their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals, or RFP, subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, on February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan’s prior contract with the state expired without renewal on June 30, 2012 subject to certain transition obligations. As of December 31, 2012, we continued to process claims that were incurred by the Missouri health plan's members through the June 30, 2012 termination date. For the six months ended June 30, 2012, our Missouri health plan contributed premium revenue of $113.8 million, or 4.1% of total premium revenue, and comprised 79,000 members, or 4.3% of total Health Plans segment membership as of June 30, 2012.

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
On July 13, 2012, our Molina Medicaid Solutions segment received full federal certification of its Medicaid Management Information System, or MMIS, in the state of Idaho from CMS. As a result of the CMS certification, the state of Idaho is entitled to receive federal reimbursement of 75% of its MMIS operations costs retroactive to June 1, 2010, the date that the system first began processing claims. Our MMIS in Maine received full federal certification from CMS on December 19, 2011.
On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intends to award the contract for a replacement MMIS to another company. For the year ended December 31, 2012, our revenue under the Louisiana MMIS contract was $54.9 million, or 29.2% of total service revenue. We expect that we will continue to perform under this contract through implementation and acceptance of the successor MMIS. Based upon our past experience and our knowledge of the Louisiana MMIS bid process, we believe that implementation and acceptance of the successor MMIS will not occur until 2014 at the earliest. Through implementation and acceptance of the successor MMIS we expect to recognize approximately $40 million in revenue annually under our Louisiana MMIS contract.
Consolidation and Presentation
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its wholly owned subsidiaries, and two variable interest entities in which Molina Healthcare, Inc. is considered to be the primary beneficiary. See Note 18,

“Variable Interest Entities,” for more information regarding these variable interest entities. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant inter-company balances and transactions have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for periods subsequent to their acquisition.
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

Receivables
Receivables are readily determinable, our creditors are primarily state governments, and our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. See Note 7, "Receivables."
Property, Equipment, and Capitalized Software
Property and equipment are stated at historical cost. Replacements and major improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Furniture and equipment are generally depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Software developed for internal use is capitalized. Software is generally amortized over its estimated useful life of three years. Leasehold improvements are amortized over the term of the lease, or over their useful lives from five to 10 years, whichever is shorter. Buildings are depreciated over their estimated useful lives of 31.5 to 40 years. See Note 8, “Property, Equipment, and Capitalized Software.”
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

	Year Ended December 31,
	2012	2011	2010
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software	$43,201	$30,864	$27,230
Amortization of intangible assets	20,503	19,826	18,474
Depreciation and amortization reported as such in the consolidated statements of income	63,704	50,690	45,704
Amortization recorded as reduction of service revenue	1,571	6,822	8,316
Amortization of capitalized software recorded as cost of service revenue	13,489	16,871	6,745
Total	$78,764	$74,383	$60,765
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

Identifiable intangible assets associated with Molina Medicaid Solutions are classified as either contract backlog or customer relationships as follows:

•
The contract backlog intangible asset comprises all contractual cash flows anticipated to be received during the remaining contracted period for each specific contract relating to work that was performed prior to the acquisition. Because each acquired contract constitutes a single revenue stream, amortization of the contract backlog intangible is recorded to contra-service revenue so that amortization is matched to any revenues associated with contract performance that occurred prior to the acquisition date. The contract backlog intangible asset is amortized on a straight-line basis for each specific contract over periods generally ranging from one to six years. The contract backlog intangible assets will be fully amortized in 2015.

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
On February 17, 2012, we received notification that our Missouri Health plan's contract with the state of Missouri would expire without renewal on June 30, 2012. As a result, we recorded a total non-cash impairment charge of $64.6 million in 2011, of which $6.1 million related to finite-lived intangible assets, and $58.5 million related to goodwill, discussed below. The impairment charge comprised substantially all intangible assets relating to contract rights and licenses, and provider networks recorded at the time of our acquisition of the Missouri health plan in 2007. No impairment charges relating to long-lived assets, including intangible assets, were recorded in the years ended December 31, 2012, and 2010.
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
To determine whether goodwill is impaired, we measure the fair values of our reporting units and compare them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired.
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

In connection with our Missouri health plan as described above, we recorded a non-cash impairment charge of $58.5 million in the fourth quarter of 2011. The impairment charge comprised all of the goodwill recorded at the time of our acquisition of the Missouri health plan in 2007, and was not tax deductible. No impairment charges relating to goodwill were recorded in the years ended December 31, 2012, and 2010.
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
Other Assets
Significant items included in other assets include deferred financing costs associated with our convertible senior notes and with our credit facility, certain investments held in connection with our employee deferred compensation program, and an investment in a vision services provider (see Note 17, “Related Party Transactions”). The deferred financing costs are being amortized on a straight-line basis over the seven-year term of the convertible senior notes and the five-year term of the credit facility. See Note 12, "Long-Term Debt," regarding the termination of the Credit Facility.
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
In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us. Such liabilities were not material at December 31, 2012, or December 31, 2011.
Premium Revenue
Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the year ended December 31, 2012 we received approximately 96% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our contracts with state Medicaid agencies, Medicare and other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

The following table summarizes premium revenue by health plan for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
California	$671,489	$575,176	$506,871
Florida	228,828	203,945	170,683
Michigan	658,741	662,127	630,134
Missouri(1)	113,818	229,584	210,852
New Mexico	338,770	345,732	366,784
Ohio	1,187,422	988,896	860,324
Texas	1,255,722	409,295	188,716
Utah	298,392	287,290	258,076
Washington	992,748	823,323	758,849
Wisconsin	70,673	69,596	30,033
Other	9,888	8,443	8,587
	$5,826,491	$4,603,407	$3,989,909

(1)	Our contract with the state of Missouri expired without renewal on June 30, 2012.
For the year ended December 31, 2012, we received approximately 4% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.
Certain components of premium revenue are subject to accounting estimates. The components of premium revenue subject to estimation fall into two categories:

Contractual provisions that may limit revenue based upon the costs incurred or the profits realized under a specific contract. These are contractual provisions that require the health plan to return premiums to the extent that certain thresholds are not met. In some instances premiums are returned when medical costs fall below a certain percentage of gross premiums; or when administrative costs or profits exceed a certain percentage of gross premiums. In other instances, premiums are partially determined by the acuity of care provided to members (risk adjustment). To the extent that our expenses and profits change from the amounts previously reported (due to changes in estimates) our revenue earned for those periods will also change. In all of these instances our revenue is only subject to estimate due to the fact that the thresholds themselves contain elements (expense or profit) that are subject to estimate. While we have adequate experience and data to make sound estimates of our expenses or profits, changes to those estimates may be necessary, which in turn will lead to changes in our estimates of revenue. In general, a change in estimate relating to expense or profit would offset any related change in estimate to premium, resulting in no or small impact to net income. The following contractual provisions fall into this category:

•
California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of $0.3 million and $1.0 million at December 31, 2012, and December 31, 2011, respectively.

•
Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At both December 31, 2012, and December 31, 2011, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.

•
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): Our contract with the state of New Mexico directs that a portion of premiums received may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. At both December 31, 2012, and December 31, 2011 we had not recorded any liability under the terms of these contract provisions.

•
Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we accrued an aggregate liability of approximately $3.2 million and $0.7 million pursuant to our profit-sharing agreement with the state of Texas at December 31, 2012 and December 31, 2011, respectively.

•
Washington Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our Washington health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At both December 31, 2012, and December 31, 2011, we had not recorded any liability under the terms of this contract provision because medical expenses are not less than the contractual floor.

•
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to 2 years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $0.3 million and $5.0 million for anticipated Medicare risk adjustment premiums at December 31, 2012 and December 31, 2011, respectively.

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

•
New Mexico Health Plan Quality Incentive Premiums: Under our contract with the state of New Mexico, incremental revenue of up to 0.75% of our total premium is earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care and administrative measures dictated by the state.

•
Ohio Health Plan Quality Incentive Premiums: Under our contract with the state of Ohio, incremental revenue of up to 1% of our total premium is earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures dictated by the state.

•
Texas Health Plan Quality Incentive Premiums: Effective March 1, 2012, under our contract with the state of Texas, incremental revenue of up to 5% of our total premium may be earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures established by the state.

•
Wisconsin Health Plan Quality Incentive Premiums: Under our contract with the state of Wisconsin, effective beginning in 2011, up to 3.25% of premium revenue is withheld by the state. The withheld premiums can be earned by the health plan by meeting certain performance measures. These performance measures are generally linked to various quality-of-care measures dictated by the state.

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of December 31, 2012 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of December 31, 2012.

	Year Ended December 31, 2012
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,244	$1,889	$643	$2,532	$338,770
Ohio	12,033	8,079	966	9,045	1,187,422
Texas	58,516	52,521	—	52,521	1,255,722
Wisconsin	1,771	—	593	593	70,673
	$74,564	$62,489	$2,202	$64,691	$2,852,587

	Year Ended December 31, 2011
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,271	$1,558	$378	$1,936	$345,732
Ohio	10,212	8,363	3,501	11,864	988,896
Texas	—	—	—	—	409,295
Wisconsin	1,705	542	—	542	69,596
	$14,188	$10,463	$3,879	$14,342	$1,813,519

	Year Ended December 31, 2010
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$2,581	$1,311	$579	$1,890	$366,784
Ohio	9,881	3,114	(1,248)	1,866	860,324
Texas	1,771	1,771	—	1,771	188,716
	$14,233	$6,196	$(669)	$5,527	$1,415,824
Medical Care Costs
Expenses related to medical care services are captured in the following four categories:

•
Fee-for-service: Physician providers paid on a fee-for-service basis are paid according to a fee schedule set by the state or by our contracts with these providers. Most hospitals are paid on a fee-for-service basis in a variety of ways, including per diem amounts, diagnostic-related groups, or DRGs, percent of billed charges, and case rates. As discussed below, we also pay a small portion of hospitals on a capitated basis. We also have stop-loss agreements with the hospitals with which we contract. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit manager are included in fee-for-service costs.

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

•
Pharmacy: Pharmacy costs include all drug, injectibles, and immunization costs paid through our pharmacy benefit manager. As noted above, drugs and injectibles not paid through our pharmacy benefit manager are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•
Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, and 24-hour on-call nurses. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2012, 2011, and 2010, medically related administrative costs were approximately $127.5 million, $102.3 million, and $85.5 million, respectively.

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in thousands, except PMPM amounts):

	Year Ended December 31,
	2012			2011			2010
	Amount	PMPM	% of Total	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee-for-service	$3,521,960	$162.60	69.1%	$2,764,309	$139.02	71.6%	$2,360,858	$128.73	70.0%
Capitation	557,087	25.72	10.9	518,835	26.09	13.4	555,487	30.29	16.5
Pharmacy	835,830	38.59	16.4	418,007	21.02	10.8	325,935	17.77	9.7
Other	181,883	8.39	3.6	158,843	8.00	4.2	128,577	7.01	3.8
Total	$5,096,760	$235.30	100.0%	$3,859,994	$194.13	100.0%	$3,370,857	$183.80	100.0%
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

Taxes Based on Premiums
Our California (through June 30, 2012), Florida, Michigan, New Mexico, Ohio, Texas and Washington health plans are assessed a tax based on premium revenue collected. We report these taxes on a gross basis, included in premium tax expense.
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was recorded as of December 31, 2012, or 2011.
Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation, or DDI, of a Medicaid Management Information System, or MMIS. An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing, or BPO arrangement. While providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support and maintenance. Our Molina Medicaid Solutions contracts may extend over a number of years, particularly in circumstances where we are delivering extensive and complex DDI services, such as the initial design, development and implementation of a complete MMIS. For example, the terms of our most recently implemented Molina Medicaid Solutions contracts (in Idaho and Maine) were each seven years in total, consisting of two years allocated for the delivery of DDI services, followed by five years for the performance of BPO services. We receive progress payments from the state during the performance of DDI services based upon the attainment of predetermined milestones. We receive a flat monthly payment for BPO services under our Idaho and Maine contracts. The terms of our other Molina Medicaid Solutions contracts - which primarily involve the delivery of BPO services with only minimal DDI activity (consisting of system enhancements) - are shorter in duration than our Idaho and Maine contracts.
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
Costs associated with our Molina Medicaid Solutions contracts include software related costs and other costs. With respect to software related costs, we apply the guidance for internal-use software and capitalize external direct costs of materials and services consumed in developing or obtaining the software, and payroll and payroll-related costs associated with employees who are directly associated with and who devote time to the computer software project. With respect to all other direct costs, such costs are expensed as incurred, unless corresponding revenue is being deferred. If revenue is being deferred, direct costs relating to delivered service elements are deferred as well and are recognized on a straight-line basis over the period of revenue recognition, in a manner consistent with our recognition of revenue that has been deferred. Such direct costs can include:

•	Transaction processing costs.

•	Employee costs incurred in performing transaction services.

•	Vendor costs incurred in performing transaction services.

•	Costs incurred in performing required monitoring of and reporting on contract performance.

•	Costs incurred in maintaining and processing member and provider eligibility.

•	Costs incurred in communicating with members and providers.
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
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes and nondeductible compensation and other general and administrative expenses. The effective tax rate may be subject to fluctuations during the year as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. For further discussion and disclosure, see Note 13, “Income Taxes.”

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Funds Prime Series — Institutional Class, and the PFM Funds Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. As of December 31, 2012, and 2011, our investments with PFM totaled $428 million and $209 million, respectively. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our health plan subsidiaries operate.
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
At December 31, 2012, we operated health plans in nine states, primarily as a direct contractor with the states, and in Los Angeles County, California, as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. Our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.
Recent Accounting Pronouncements
Technical Corrections and Improvements. In October 2012, the Financial Accounting Standards Board, or FASB, issued guidance related to amendments that cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments that do not have transition guidance became effective upon issuance.  The amendments that are subject to transition guidance become effective for fiscal periods beginning after December 15, 2012. The adoption of this new guidance in 2012 did not impact our financial position, results of operations or cash flows.
Balance Sheet Offsetting. In January 2013, the FASB issued guidance for new disclosure requirements related to the nature of an entity's rights of setoff and related arrangements associated with certain financial instruments and derivative instruments. The new guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. While we do not expect the adoption of this guidance in 2013 to impact our financial position, results of operations or cash flows, it may change our disclosure policies relative to certain arrangements with rights of setoff.
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
Federal Premium-Based Assessment. In July 2011, the FASB issued guidance related to accounting for the fees to be paid by health insurers to the federal government under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act”). The Affordable Care Act imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014 that is allocated to health insurers based on the ratio of the amount of an entity's net premium revenues written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The new guidance is effective for annual reporting periods beginning after December 31, 2013, when the fee initially becomes effective. As enacted, this federal premium-based assessment is non-deductible for income tax purposes, and is anticipated to be significant. It is yet undetermined how this premium-based assessment will be factored into the calculation of our premium rates, if at all. Accordingly, adoption of this guidance and the enactment of this assessment as currently written will have a material impact on our financial position, results of operations, or cash flows in future periods.
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
Fair Value. In May 2011, the FASB issued guidance related to fair value measurement and disclosure. The new guidance is a result of joint efforts by the FASB and the International Accounting Standards Board to develop a single converged fair value framework. The new guidance expands existing disclosure requirements for fair value measurements and makes other amendments; mostly to eliminate wording differences between U.S. generally accepted accounting principles, or GAAP, and international financial reporting standards. To be applied prospectively, the new guidance became effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. Although the adoption of this new guidance in 2012 did not impact our financial position, results of operations or cash flows, it did change our disclosure policies relative to fair value measurements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, or AICPA, and the Securities and Exchange Commission, or SEC, did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.

3. Earnings per Share
The denominators for the computation of basic and diluted earnings per share were calculated as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Shares outstanding at the beginning of the period	45,815	45,463	38,410
Weighted-average number of shares issued under equity offering	—	—	2,506
Weighted-average number of shares purchased	(2)	(160)	—
Weighted-average number of shares issued under employee stock plans	567	453	258
Denominator for basic earnings per share	46,380	45,756	41,174
Dilutive effect of employee stock options and stock grants(1)	619	669	457
Denominator for diluted earnings per share(2)	46,999	46,425	41,631

(1)
Options to purchase common shares are included in the calculation of diluted earnings per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the years ended December 31, 2012, 2011, and 2010 there were approximately 87,000, 137,000 and 478,000 anti-dilutive weighted options, respectively. Restricted shares are included in the calculation of diluted earnings per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. For the year ended December 31, 2012, there were approximately 304,000 anti-dilutive restricted shares. For the years ended December 31, 2011 and 2010, anti-dilutive restricted shares were insignificant.

(2)
Potentially dilutive shares issuable pursuant to our convertible senior notes were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the years ended December 31, 2012, 2011, and 2010.

4. Business Combinations
Molina Center
On December 7, 2011, our wholly owned subsidiary Molina Center LLC acquired a 460,000 square foot office building located in Long Beach, California. The building, or Molina Center, consists of two conjoined fourteen-story office towers on approximately five acres of land. For the last several years we have leased approximately 155,000 square feet of the Molina Center for use as our corporate headquarters and also for use by our California health plan subsidiary. The final purchase price was $81 million, which amount was paid with a combination of cash on hand and bank financing under a term loan agreement. We acquired this business primarily to facilitate space needs for the projected future growth of the Company.

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

•
Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable: Our Level 2 financial instruments recorded at fair value consist of investments including corporate debt securities, municipal securities, and certificates of deposit that are classified as current investments in the accompanying consolidated balance sheets, and an interest rate swap derivative recorded as a noncurrent liability. Our investments classified as Level 2 are traded frequently though not necessarily daily. Fair value for these investments is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Fair value for the interest rate swap derivative is based on forward LIBOR rates that are and will be observable at commonly quoted intervals for the full term of the interest rate swap agreement. See Note 12, “Long-Term Debt,” for further information regarding the interest rate swap agreement.

•
Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions: Our Level 3 financial instruments recorded at fair value consist of non-current auction rate securities that are designated as available-for-sale, and are reported at fair value of $13.4 million (par value of $14.7 million) as of December 31, 2012. To estimate the fair value of these securities we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants including global financial institutions, hedge funds, private equity funds, mutual funds, corporations and other institutional investors. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from two other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of December 31, 2012.

Our financial instruments measured at fair value on a recurring basis at December 31, 2012, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$191,008	$—	$191,008	$—
GSEs	29,525	29,525	—	—
Municipal securities	75,848	—	75,848	—
U.S. treasury notes	35,740	35,740	—	—
Auction rate securities	13,419	—	—	13,419
Certificates of deposit	10,724	—	10,724	—
Total assets at fair value	$356,264	$65,265	$277,580	$13,419

Interest rate swap liability	$1,307	$—	$1,307	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2011, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$231,634	$—	$231,634	$—
GSEs	33,949	33,949	—	—
Municipal securities	47,313	—	47,313	—
U.S. treasury notes	21,748	21,748	—	—
Auction rate securities	16,134	—	—	16,134
Certificates of deposit	2,272	—	2,272	—
Total assets at fair value	$353,050	$55,697	$281,219	$16,134

Interest rate swap liability	$—	$—	$—	$—

The following table presents activity for the year ended December 31, 2012, relating to our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Level 3)
(In thousands)
Balance at December 31, 2011	$16,134
Total gains (unrealized only):
Included in other comprehensive income	1,635
Settlements	(4,350)
Balance at December 31, 2012	$13,419
The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at December 31, 2012	$1,059
Fair Value Measurements - Disclosure Only
The carrying amounts and estimated fair values of our long-term debt as well as the applicable fair value hierarchy tier, at December 31, 2012, are contained in the table below. Our convertible senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Borrowings under our credit facility and our term loan are classified as Level 3 financial instruments, because certain inputs used to determine the fair value of these agreements are unobservable. The carrying value of the credit facility at December 31, 2012 is equal to fair value because we repaid the $40 million outstanding under the Credit Facility in February 2013. The carrying value of the term loan at December 31, 2012, approximates its fair value because there has been no significant change to our credit risk relating to this instrument from the term loan's origination date in December 2011, to December 31, 2012.

	December 31, 2012
	Carrying	Total
	Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Convertible senior notes	$175,468	$208,460	$—	$208,460	$—
Credit facility	40,000	40,000	—	—	40,000
Term loan	47,471	47,471	—	—	47,471
	$262,939	$295,931	$—	$208,460	$87,471

	December 31, 2011
	Carrying	Total
	Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Convertible senior notes	$169,526	$192,049	$—	$192,049	$—
Credit facility	—	—	—	—	—
Term loan	48,600	48,600	—	—	48,600
	$218,126	$240,649	$—	$192,049	$48,600

6. Investments
The following tables summarize our investments as of the dates indicated:

	December 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Corporate debt securities	$190,545	$528	$65	$191,008
GSEs	29,481	45	1	29,525
Municipal securities	75,909	185	246	75,848
U.S. treasury notes	35,700	42	2	35,740
Auction rate securities	14,650	—	1,231	13,419
Certificates of deposit	10,715	9	—	10,724
	$357,000	$809	$1,545	$356,264

	December 31, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Corporate debt securities	$231,407	$442	$215	$231,634
GSEs	33,912	46	9	33,949
Municipal securities	47,099	232	18	47,313
U.S. treasury notes	21,627	121	—	21,748
Auction rate securities	19,000	—	2,866	16,134
Certificates of deposit	2,272	—	—	2,272
	$355,317	$841	$3,108	$353,050

The contractual maturities of our investments as of December 31, 2012 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$195,986	$196,201
Due one year through five years	146,364	146,644
Due after ten years	14,650	13,419
	$357,000	$356,264

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Total proceeds from sales and maturities of available-for-sale securities were $298.0 million, $302.7 million, and $182.3 million for the year ended December 31, 2012, 2011, and 2010, respectively. Net realized investment gains for the year ended December 31, 2012, 2011, and 2010 were $293,000, $367,000, and $110,000, respectively.
We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities as described below, we have determined that unrealized gains and losses at December 31, 2012, and 2011, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

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

government, and the range of maturities for such securities is from 18 years to 34 years. Considering the relative insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at December 31, 2012. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $67.4 million of these instruments at par value. For the years ended December 31, 2012, and 2011, we recorded pretax unrealized gains of $1.6 million and $1.2 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuations in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2012.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(In thousands, except number of securities)
Corporate debt securities	$44,457	$65	23	$—	$—	—
GSEs	5,004	1	1	—	—	—
Municipal securities	35,223	246	43	—	—	—
U.S. treasury notes	4,511	2	5	—	—	—
Auction rate securities	—	—	—	13,419	1,231	21
Total temporarily impaired securities	$89,195	$314	72	$13,419	$1,231	21

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2011.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(In thousands, except number of securities)
Corporate debt securities	$72,766	$215	47	$—	$—	—
GSEs	11,493	9	9	—	—	—
Municipal securities	12,033	18	8	—	—	—
Auction rate securities	—	—	—	16,134	2,866	27
Total temporarily impaired securities	$96,292	$242	64	$16,134	$2,866	27

7. Receivables
Health Plans segment receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable were as follows:

	December 31,
	2012	2011
	(In thousands)
Health Plans segment:
California	$28,553	$22,175
Michigan	12,873	8,864
Missouri	1,053	27,092
New Mexico	9,059	9,350
Ohio	40,980	27,458
Texas	7,459	1,608
Utah	3,359	2,825
Washington	17,587	15,006
Wisconsin	4,098	4,909
Others	2,077	2,489
Total Health Plans segment	127,098	121,776
Molina Medicaid Solutions segment	22,584	46,122
	$149,682	$167,898

8. Property, Equipment, and Capitalized Software
A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2012	2011
	(In thousands)
Land	$15,764	$14,094
Building and improvements	124,163	109,789
Furniture and equipment	97,865	79,112
Capitalized software	154,708	116,389
	392,500	319,384
Less: accumulated depreciation and amortization on building and improvements, furniture and equipment	(84,156)	(65,518)
Less: accumulated amortization for capitalized software	(86,901)	(62,932)
	(171,057)	(128,450)
Property, equipment, and capitalized software, net	$221,443	$190,934
Depreciation recognized for building and improvements, and furniture and equipment was $20.5 million, $17.5 million, and $13.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of capitalized software was $36.2 million, $30.2 million, and $20.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Molina Center
As described in Note 4, “Business Combinations,” we acquired the Molina Center in December 2011. At December 31, 2012, the carrying amount of the Molina Center building and leasehold improvements was $44.4 million and the accumulated depreciation was $1.8 million. Future minimum rentals on noncancelable leases are as follows:

(In thousands)
2013	$9,784
2014	9,954
2015	9,878
2016	8,054
2017	7,419
Thereafter	10,295
Total minimum future rentals	$55,384

9. Goodwill and Intangible Assets
Other intangible assets are amortized over their useful lives ranging from one to 15 years. The weighted average amortization period for contract rights and licenses is approximately 11 years, for customer relationships is approximately five years, for backlog is approximately two years, and for provider networks is approximately 10 years. Based on the balances of our identifiable intangible assets as of December 31, 2012, we estimate that our intangible asset amortization will be $17.9 million in 2013, $17.0 million in 2014, $12.1 million in 2015, $9.4 million in 2016, and $9.3 million in 2017. The following table provides the details of identified intangible assets, by major class, for the periods indicated. As described in Note 2, “Significant Accounting Policies,” no impairment charges relating to long-lived assets, including intangible assets, were recorded in the year ended December 31, 2012. For a description of our goodwill and intangible assets by reportable segment, refer to Note 20, “Segment Reporting.”

	Cost	Accumulated Amortization	Net Balance
	(In thousands)
Intangible assets:
Contract rights and licenses	$135,932	$81,376	$54,556
Customer relationships	24,550	12,513	12,037
Contract backlog	23,600	17,870	5,730
Provider networks	11,990	6,602	5,388
Balance at December 31, 2012	$196,072	$118,361	$77,711
Intangible assets:
Contract rights and licenses	$140,242	$69,515	$70,727
Customer relationships	24,550	8,546	16,004
Contract backlog	23,600	15,139	8,461
Provider networks	11,990	5,386	6,604
Balance at December 31, 2011	$200,382	$98,586	$101,796
The following table presents the balances of goodwill and indefinite-lived intangible assets as of December 31, 2012 and 2011:

	December 31, 2011	Reductions	December 31, 2012
	(In thousands)
Goodwill and indefinite-lived intangible assets, gross	$212,484	$(2,866)	$209,618
Accumulated impairment losses	(58,530)	—	(58,530)
Goodwill and indefinite-lived intangible assets, net	$153,954	$(2,866)	$151,088
The change in the carrying amount in 2012 was due to the sale of the Molina Healthcare Insurance Company.

10. Restricted Investments
Pursuant to the regulations governing our Health Plan subsidiaries, we maintain statutory deposits and deposits required by state Medicaid authorities in certificates of deposit and U.S. treasury securities. Additionally, we maintain restricted investments as protection against the insolvency of certain capitated providers. The following table presents the balances of restricted investments:

	December 31,
	2012	2011
	(In thousands)
California	$373	$372
Florida	5,738	5,198
Insurance Company	—	4,711
Michigan	1,014	1,000
Missouri	500	504
New Mexico	15,915	15,905
Ohio	9,082	9,078
Texas	3,503	3,518
Utah	3,126	2,895
Washington	151	151
Other	4,699	2,832
	$44,101	$46,164
The contractual maturities of our held-to-maturity restricted investments as of December 31, 2012 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$39,733	$39,738
Due one year through five years	4,368	4,368
	$44,101	$44,106

11. Medical Claims and Benefits Payable
The following table presents the components of the change in our medical claims and benefits payable for the years ended December 31, 2012, 2011, and 2010. The amounts displayed for “Components of medical care costs related to: Prior period” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period were (more) or less than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per-member amounts)
Balances at beginning of period	$402,476	$354,356	$315,316
Balance of acquired subsidiary	—	—	3,228
Components of medical care costs related to:
Current period	5,136,055	3,911,803	3,420,235
Prior period	(39,295)	(51,809)	(49,378)
Total medical care costs	5,096,760	3,859,994	3,370,857
Payments for medical care costs related to:
Current period	4,649,363	3,516,994	3,085,388
Prior period	355,343	294,880	249,657
Total paid	5,004,706	3,811,874	3,335,045
Balances at end of period	$494,530	$402,476	$354,356
Benefit from prior period as a percentage of:
Balance at beginning of period	9.8%	14.6%	15.7%
Premium revenue	0.7%	1.1%	1.2%
Total medical care costs	0.8%	1.3%	1.5%

Assuming that our initial estimate of IBNP is accurate, we believe that amounts ultimately paid out would generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. Because the amount of our initial liability is merely an estimate (and therefore never perfectly accurate), we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range. For example, for the years ended December 31, 2011 and 2010, the amounts ultimately paid out were less than the amount of the reserves we had established as of December 31, 2010 and 2009, by 14.6% and 15.7%, respectively. Furthermore, because the initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate - we only know when the circumstances for any one or more of those factors are out of the ordinary.
As indicated above, the amounts ultimately paid out on our liabilities in fiscal years 2012, 2011, and 2010 were less than what we had expected when we established our reserves. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimate.
We recognized a benefit from prior period claims development in the amount of $39.3 million for the year ended December 31, 2012. This amount represents our estimate as of December 31, 2012, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2011 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe that the overestimation of our claims liability at December 31, 2011 was due primarily to the following factors:

•	At our Washington health plan, we underestimated the amount of recoveries we would collect for certain high-cost newborn claims, resulting in an overestimation of reserves at year end.

•	At our Texas health plan, we overestimated the cost of new members in STAR+PLUS (the name of our ABD program in Texas), in the Dallas region.

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

•
The overestimation of our liability for medical claims and benefits payable was partially offset by an underestimation of that liability at our Missouri health plan, as a result of the costs associated with an unusually large number of premature infants during the fourth quarter of 2011.

We recognized a benefit from prior period claims development in the amount of $51.8 million for the year ended December 31, 2011. This amount represents our estimate as of December 31, 2011, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2010 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe that the overestimation of our claims liability at December 31, 2010 was due primarily to the following factors:

•	At our Ohio health plan, we overestimated the impact of a buildup in claims inventory.

•	At our California health plan, we overestimated the impact of the settlement of disputed provider claims.

•	At our New Mexico health plan, we underestimated the impact of a reduction in the outpatient facility fee schedule.
We recognized a benefit from prior period claims development in the amount of $49.4 million for the year ended December 31, 2010. This amount represents our estimate as of December 31, 2010, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2009 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe that the overestimation of our claims liability at December 31, 2009 was due primarily to the following factors:

•	At our New Mexico health plan, we underestimated the degree to which cuts to the Medicaid fees schedule would reduce our liability as of December 31, 2009.

•
At our California health plan, we underestimated the extent to which various network restructuring, provider contracting, and medical management initiatives had reduced our medical care costs during the second half of 2009, thereby resulting in a lower liability at December 31, 2009.

In estimating our claims liability at December 31, 2012, we adjusted our base calculation to take account of the numerous factors that we believe will likely change our final claims liability amount. We believe that the most significant among those factors are:

•
Our Texas health plan membership nearly doubled effective March 1, 2012. In addition, effective March 1, 2012, we assumed inpatient medical liability for ABD members for which we were not previously responsible. Reserves for new coverage and new regions are now based on the newly developing claims lag patterns. While the lag patterns are now beginning to stabilize for the new membership and coverage, the true reserve liability continues to be more uncertain than usual.

•
Data published by the Centers for Disease Control, or CDC, indicated a significant increase in the percentage of office visits for influenza-like illnesses, or ILI, during December 2012. This indicated that the annual flu season was starting earlier than it had in most recent years. This was most noticeable in the southeast region of the country, but impacted other areas as well. Our leading indicators, including inpatient authorizations and overall pharmacy utilization, did not show as great an increase as we had expected based on the severity of the CDC's flu-related indices. However, we did see a significant increase in the use of prescription flu medication, especially in our Texas health plan. Therefore, we increased our reserves to account for expected additional utilization due to the early onset of the flu season.

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

•
Prior to July 2012, it was the state of Washington's practice to disenroll certain sick newborns from the Healthy Options Medicaid managed care program and cover them under the Supplemental Security Income program, or SSI, instead. When this occurred, the health plan would reimburse the premiums received for that member back to the state and the state in turn reimbursed the health plan for the cost of care, usually retroactively to the date of birth. Effective July 1, 2012, the health plans now retain these members and cover them under a new ABD program entitled Healthy Options Blind and Disabled, or HOBD. The premium we receive from the state for the HOBD members is very high to cover the substantial cost of care. By December, we had enrolled approximately 26,000 members under HOBD. Because the program is relatively new, there is still some uncertainty as to the level of claims to be expected from these high-cost members.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2012, 2011 and 2010, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In these years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the amount of benefit recognized in each year was roughly consistent with that recognized in the previous year.

12. Long-Term Debt

1.125% Cash Convertible Senior Notes due 2020
On February 15, 2013, we issued $550 million aggregate principal amount of 1.125% Cash Convertible Senior Notes due 2020, or the Notes. The Notes bear interest at a rate of 1.125% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2013. The Notes will mature on January 15, 2020.
The Notes are not convertible into our common stock or any other securities under any circumstances. Holders may convert their Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding July 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2013 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after July 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of Notes, equal to the settlement amount, determined in the manner set forth in the Indenture.
The initial conversion rate will be 24.5277 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $40.77 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. We may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.
If we undergo a fundamental change (as defined in the indenture to the Notes), holders may require us to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The indenture provides for customary events of default, including cross acceleration to certain other indebtedness of ours, and our significant subsidiaries.
The Notes will be senior unsecured obligations of the Company and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
Cash Convertible Note Hedge and Warrant Transactions
In connection with the pricing of the Notes, on February 11, 2013, we entered into cash convertible note hedge transactions and warrant transactions relating to a notional number of shares of our common stock underlying the Notes to be issued by us (without regard to the initial purchasers' $100 million over-allotment option) with two counterparties, JPMorgan Chase Bank, National Association, London Branch and Bank of America, N.A. (the “Option Counterparties”). The cash convertible note hedge transactions are intended to offset cash payments due upon any conversion of the Notes. However, the warrant transactions could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the warrants. The strike price of the warrants will initially be $53.8475 per share, which is 75% above the last reported sale price of our common stock on February 11, 2013.

In connection with the exercise in full by the initial purchasers of their over-allotment option in respect of the Notes, on February 13, 2013, we and the Option Counterparties amended the cash convertible note hedge transactions entered into on February 11, 2013 to upsize such transactions by a notional number of shares of our common stock corresponding to the number of shares underlying the Notes purchased pursuant to the exercise of such over-allotment option. On February 13, 2013, we also entered into additional warrant transactions with the Option Counterparties relating to a number of shares of our common stock corresponding to the number of shares underlying the Notes purchased pursuant to the exercise of such over-allotment option. Each of the amendments to the cash convertible note hedge transactions and the additional warrant transactions were on substantially similar terms to the corresponding transactions entered into on February 11, 2013. Pursuant to these warrant transactions, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.
We used approximately $74.3 million of the net proceeds from the offering to pay the cost of the cash convertible note hedge transactions (after such cost was partially offset by the proceeds to us from the sale of warrants in the warrant transactions and the additional warrant transactions).
Aside from the initial payment of a premium to the Option Counterparties of approximately $149.3 million, we will not be required to make any cash payments to the Option Counterparties under the cash convertible note hedge transactions and will be entitled to receive from the Option Counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the cash convertible note hedge transactions during the relevant valuation period. The strike price under the cash convertible note hedge transactions is initially equal to the conversion price of the Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the warrants on any trading day during the 160 trading day measurement period under the warrant transactions and the additional warrant transactions, we will be obligated to issue to the Option Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the warrant transactions and the additional warrant transactions, subject to a share delivery cap. The Company will not receive any additional proceeds if warrants are exercised.
As of December 31, 2012, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Credit Facility	$40,000	$—	$—	$—	$40,000	$—	$—
Convertible senior notes	187,000	—	187,000	—	—	—	—
Term loan	47,471	1,155	1,206	1,259	1,309	1,372	41,170
	$274,471	$1,155	$188,206	$1,259	$41,309	$1,372	$41,170

Credit Facility
On February 15, 2013, we used approximately $40.0 million of the net proceeds from the offering of the Notes to repay all of the outstanding indebtedness under our $170 million revolving credit facility, or the Credit Facility, with various lenders and U.S. Bank National Association, as Line of Credit Issuer, Swing Line Lender, and Administrative Agent. As of December 31, 2012, there was $40.0 million outstanding under the Credit Facility.
We terminated the Credit Facility in connection with the closing of the offering and sale of the Notes. two letters of credit in the aggregate principal amount of $10.3 million that reduced the amount available for borrowing under the Credit Facility as of December 31, 2012, were transferred to direct issue letters of credit with another financial institution. The Credit Facility had a term of five years under which all amounts outstanding would have been due and payable on September 9, 2016.
Borrowings under the Credit Facility accrued interest based, at our election, on the base rate plus an applicable margin or the Eurodollar rate. The base rate is, for any day, a rate of interest per annum equal to the highest of (i) the prime rate of interest announced from time to time by U.S. Bank or its parent, (ii) the sum of the federal funds rate for such day plus 0.50% per annum and (iii) the Eurodollar rate (without giving effect to the applicable margin) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%. The Eurodollar rate is a reserve adjusted rate at which Eurodollar deposits are offered in the interbank Eurodollar market plus an applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we were required to pay a quarterly commitment fee of 0.25% to 0.50% (based upon our leverage ratio) of the unused amount of the lenders' commitments under the Credit Facility. The applicable margins ranged between 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Eurodollar loans, in each case, based upon our leverage ratio.

Our obligations under the Credit Facility were secured by a lien on substantially all of our assets, with the exception of certain of our real estate assets, and by a pledge of the capital stock or membership interests of our operating subsidiaries and health plans (with the exception of the California health plan). The Credit Facility included usual and customary covenants for credit facilities of this type, including covenants limiting liens, mergers, asset sales, other fundamental changes, debt, acquisitions, dividends and other distributions, capital expenditures, and investments. The Credit Facility also required us to maintain as of the end of any fiscal quarter (calculated for each four consecutive fiscal quarter period) a ratio of total consolidated debt to total consolidated EBITDA, as defined in the Credit Facility, of not more than 2.75 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00.. At December 31, 2012, we were in compliance with all financial covenants under the Credit Facility.
3.75% Convertible Senior Notes due 2014
As of December 31, 2012, $187.0 million in aggregate principal amount of our 3.75% Convertible Senior Notes due 2014, or the 3.75% Notes, remain outstanding. The 3.75% Notes rank equally in right of payment with our existing and future senior indebtedness. The 3.75% Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the 3.75% Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances. Prior to July 2014, holders may convert their 3.75% Notes only under the following circumstances:

•
During any fiscal quarter after our fiscal quarter ending December 31, 2007, if the closing sale price per share of our common stock, for each of at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous fiscal quarter, is greater than or equal to 120% of the conversion price per share of our common stock;

•
During the five business day period immediately following any five consecutive trading day period in which the trading price per one thousand dollar principal amount of the 3.75% Notes for each trading day of such period was less than 98% of the product of the closing price per share of our common stock on such day and the conversion rate in effect on such day; or

•	Upon the occurrence of specified corporate transactions or other specified events.
On or after July 1, 2014, holders may convert their 3.75% Notes at any time prior to the close of business on the scheduled trading day immediately preceding the stated maturity date regardless of whether any of the foregoing conditions is satisfied.
We will deliver cash and shares of our common stock, if any, upon conversion of each $1,000 principal amount of 3.75% Notes, as follows:

•
An amount in cash (the “principal return”) equal to the sum of, for each of the 20 Volume-Weighted Average Price ("VWAP") trading days during the conversion period, the lesser of the daily conversion value for such VWAP trading day and fifty dollars (representing 1/20th of one thousand dollars); and

•	A number of shares based upon, for each of the 20 VWAP trading days during the conversion period, any excess of the daily conversion value above fifty dollars.

The proceeds from the issuance of the 3.75% Notes have been allocated between a liability component and an equity component. We have determined that the effective interest rate of the 3.75% Notes is 7.5%, principally based on the seven-year U.S. Treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. The resulting debt discount is being amortized over the period the 3.75% Notes are expected to be outstanding, as additional non-cash interest expense. As of December 31, 2012, we expect the 3.75% Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 21 months. The 3.75% Notes’ if-converted value did not exceed their principal amount as of December 31, 2012. At December 31, 2012, the equity component of the 3.75% Notes, net of the impact of deferred taxes, was $24.0 million. The following table provides the details of the liability amounts recorded:

	December 31,
	2012	2011
	(In thousands)
Details of the liability component:
Principal amount	$187,000	$187,000
Unamortized discount	(11,532)	(17,474)
Net carrying amount	$175,468	$169,526

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate of 3.75%	$7,012	$7,012	$7,012
Amortization of the discount on the liability component	5,942	5,512	5,114
Total interest cost recognized	$12,954	$12,524	$12,126

Term Loan
On December 7, 2011, our wholly owned subsidiary Molina Center LLC entered into a Term Loan Agreement, dated as of December 1, 2011, with various lenders and East West Bank, as Administrative Agent (the “Administrative Agent”). Pursuant to the terms of the Term Loan Agreement, Molina Center LLC borrowed the aggregate principal amount of $48.6 million to finance a portion of the $81 million purchase price for the acquisition of the Molina Center, located in Long Beach, California.
The outstanding principal amount under the Term Loan Agreement bears interest at the Eurodollar rate for each Interest Period (as defined below) commencing January 1, 2012. The Eurodollar rate is a per annum rate of interest equal to the greater of (a) the rate that is published in the Wall Street Journal as the London interbank offered rate for deposits in United States dollars, for a period of one month, two business days prior to the commencement of an Interest Period, multiplied by a statutory reserve rate established by the Board of Governors of the Federal Reserve System, or (b) 4.25%. "Interest Period" means the period commencing on the first day of each calendar month and ending on the last day of each calendar month. The loan matures on November 30, 2018, and is subject to a 25-year amortization schedule that commenced on January 1, 2012.
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
Interest Rate Swap
In May 2012, we entered into a $42.5 million notional amount interest rate swap agreement, or Swap Agreement, with an effective date of March 1, 2013. While not designated as a hedge during the year ended December 31, 2012, the Swap Agreement is intended to reduce our exposure to fluctuations in the contractual variable interest rates under our Term Loan Agreement, and expires on the maturity date of the Term Loan Agreement, which is November 30, 2018. Under the Swap Agreement, we will receive a variable rate of the one-month LIBOR plus 3.25%, and pay a fixed rate of 5.34%. The Swap Agreement is measured and reported at fair value on a recurring basis, within Level 2 of the fair value hierarchy. Gains and losses relating to changes in fair value are reported in earnings in the current period. For the year ended December 31, 2012, we have recorded losses of $1.3 million to general and administrative expense. As of December 31, 2012 the fair value of the Swap Agreement is a liability of $1.3 million, recorded to other noncurrent liabilities. We do not use derivatives for trading or speculative purposes. We believe that we are not exposed to more than a nominal amount of credit risk relating to the Swap Agreement because the counterparty is an established and well-capitalized financial institution.

13. Income Taxes
The provision for income taxes consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$17,853	$28,336	$36,395
State	1,308	1,639	2,144
Total current	19,161	29,975	38,539
Deferred:
Federal	(6,300)	14,028	(4,717)
State	(3,586)	(167)	700
Total deferred	(9,886)	13,861	(4,017)
Total provision for income taxes	$9,275	$43,836	$34,522
A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(7.8)	1.5	2.1
Benefit for unrecognized tax benefits	(1.2)	(0.6)	(0.1)
Nondeductible compensation	7.6	—	1.0
Nondeductible goodwill	—	31.7	—
Nondeductible lobbying	5.2	1.1	0.7
Purchase accounting adjustment	—	(1.5)	—
Change in fair value of contingent consideration	5.9	—	—
Other	3.9	0.6	(0.1)
Effective tax rate	48.6%	67.8%	38.6%

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
During 2012 and 2011, excess tax benefits from shared-based compensation were $3.1 million and $937,000, respectively. These amounts were recorded as a decrease to income taxes payable and an increase to additional paid-in capital. During 2010, tax-related deficiencies on share-based compensation were $673,000. This amount was recorded as an adjustment to income taxes payable with a corresponding decrease to additional paid-in capital.
Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(In thousands)
Accrued expenses	$15,381	$14,541
Reserve liabilities	2,936	1,292
State taxes	(606)	(396)
Other accrued medical costs	2,518	2,051
Net operating losses	27	27
Unrealized gains	(283)	(316)
Unearned premiums	15,675	4,139
Prepaid expenses	(4,390)	(3,032)
Deferred compensation	1,611	—
Other, net	(426)	21
Deferred tax asset, net of valuation allowance — current	32,443	18,327
Accrued expenses	—	223
Reserve liabilities	2,013	3,015
State tax credit carryover	4,149	2,609
Net operating losses	3,341	2,694
Unrealized losses	563	1,176
Depreciation and amortization	(44,198)	(39,939)
Deferred compensation	3,323	7,904
Debt basis	(5,410)	(7,604)
Other, net	702	(278)
Valuation allowance	(2,383)	(2,927)
Deferred tax liability, net of valuation allowance — long term	(37,900)	(33,127)
Net deferred income tax liability	$(5,457)	$(14,800)
At December 31, 2012, we had federal and state net operating loss carryforwards of $319,000 and $73.0 million, respectively. The federal net operating loss begins expiring in 2018, and state net operating losses begin expiring in 2013. The utilization of the net operating losses is subject to certain limitations under federal law.
At December 31, 2012, we had California enterprise zone tax credit carryovers of $6.3 million which do not expire.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2012, $3.0 million of deferred tax assets did not satisfy the recognition criteria due to uncertainty regarding the realization of some of our state tax operating loss carryforwards. We increased our valuation allowance $100,000 from $2.9 million at December 31, 2011 to $3.0 million as of December 31, 2012.
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
The roll-forward of our unrecognized tax benefits is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Gross unrecognized tax benefits at beginning of period	$(10,712)	$(10,962)	$(4,128)
Increases in tax positions for prior years	(441)	(137)	(6,891)
Decreases in tax positions for prior years	320	—	—
Settlements	—	—	—
Lapse in statute of limitations	211	387	57
Gross unrecognized tax benefits at end of period	$(10,622)	$(10,712)	$(10,962)
As of December 31, 2012, we had $10.6 million of unrecognized tax benefits of which $7.4 million, if fully recognized, would affect our effective tax rate. Approximately $8.4 million of the unrecognized tax benefits recorded at December 31, 2012 relates to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $8.6 million due the resolution to the state refund claim as well as the normal expiration of statute of limitations.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012, December 31, 2011, and December 31, 2010, we had accrued $56,000, $65,000, and $82,000, respectively, for the payment of interest and penalties.
We may be subject to examination by the Internal Revenue Service, or IRS, for calendar years 2009 through 2012. We are under examination, or may be subject to examination, in certain state and local jurisdictions, with the major jurisdictions being California, Missouri, and Michigan, for the years 2004 through 2012.

14. Stockholders’ Equity

Repurchase in Connection with Offering of 1.125% Cash Convertible Senior Notes Due 2020. Subsequent to December 31, 2012, we used a portion of the net proceeds from the offering to repurchase $50 million of our common stock in negotiated transactions with institutional investors in the offering, concurrently with the pricing of the offering. On February 12, 2013, we repurchased a total of 1,624,959 shares at $30.77 per share, which was our closing stock price on that date.
Securities Repurchases and Repurchase Programs. Effective as of February 13, 2013, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior note due 2014. The repurchase program extends through December 31, 2014.
On December 26, 2012, we purchased 110,988 shares of our common stock from certain Molina family trusts for an aggregate purchase price of $3.0 million. This purchase transaction was approved by our board of directors. The shares were purchased at a price of $27.03, representing the closing price per share of our common stock on December 26, 2012. See Note 17, "Related Party Transactions."
Effective as of October 26, 2011, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or our convertible senior notes due 2014 (see Note 12, “Long-Term Debt”). The repurchase program expired October 25, 2012. No securities were purchased under this program in 2012.
In July 2011, our board of directors approved a stock repurchase program of up to $7.0 million, to be used to purchase shares of our common stock under a Rule 10b5-1 trading plan. Under this program, we purchased approximately 400,000 shares of our common stock for $7.0 million (average cost of approximately $17.47 per share) during August 2011. These purchases did not materially impact diluted earnings per share for the year ended December 31, 2011. Subsequently, we retired the $7.0 million of treasury shares purchased, which reduced additional paid-in capital as of December 31, 2011.

Shelf Registration Statement. In May 2012, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.

Stock Split. On April 27, 2011, we announced that our board of directors authorized a 3-for-2 stock split of our common stock to be effected in the form of a stock dividend of one share of our stock for every two shares outstanding. The dividend was distributed on May 20, 2011.

Stock Plans. In connection with the plans described in Note 16, “Share-Based Compensation,” we issued approximately 1,057,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the year ended December 31, 2012. Stock plan activity resulted in a $19.5 million increase to additional paid-in capital for the same period.

15. Employee Benefits
We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plan totaled $10.7 million, $8.5 million and $5.9 million in the years ended December 31, 2012, 2011, and 2010, respectively.
We also have a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.

16. Share-Based Compensation
In 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”) , which provides for the award of stock options, restricted shares and units, performance shares and units, and stock bonuses to the company’s officers, employees, directors, consultants, advisors, and other service providers. The 2011 Plan allows for the issuance of 4.5 million shares of common stock.
At December 31, 2012, we had equity incentives outstanding under two plans: (1) the 2011 Plan; and (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded). In March 2012, our chief executive officer, chief financial officer, and chief operating officer were awarded 94,050 performance units, 53,236 performance units, and 30,167 performance units, respectively, that would vest and be settled in shares of the Company's common stock equal in number to the units awarded upon the achievement of certain performance and service conditions as follows: (i) the Company’s total operating revenue for 2012 is equal to or greater than $5.5 billion, and (ii) the respective officer continues to be employed by the Company if and when the operating revenue target is met. Such awards vested when the performance and service conditions were met in December 2012. Also in March 2012, our chief executive officer, chief financial officer, chief operating officer, and chief accounting officer were awarded 8,000 performance units, 8,000 performance units, 8,000 performance units, and 3,000 performance units respectively, that would vest and be settled in shares of the Company's common stock equal in number to the units granted upon the certification of our Idaho MMIS by CMS. Such awards vested when the Idaho MMIS was certified in July 2012.
Restricted share awards are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to four years from the date of grant. Stock option awards have an exercise price equal to the fair market value of our common stock on the date of grant, generally vest in equal annual installments over periods up to four years from the date of grant, and have a maximum term of ten years from the date of grant.
Under our employee stock purchase plan (the “ESPP”), eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We issued 277,400 and 201,700 shares of our common stock under the ESPP during the years ended December 31, 2012 and 2011, respectively. In 2011, stockholders approved our 2011 ESPP, which superseded the 2002 Employee Stock Purchase Plan. The 2011 ESPP allows for the issuance of three million shares of common stock.
The following table illustrates the components of our share-based compensation expense that are reported in general and administrative expenses in the consolidated statements of income:

	Year Ended December 31,
	2012		2011		2010
	(In thousands)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
Restricted share and performance unit awards	$18,106	$12,943	$15,914	$9,946	$8,007	$5,044
Stock options (including expense relating to our ESPP)	1,912	1,613	1,138	712	1,524	960
	$20,018	$14,556	$17,052	$10,658	$9,531	$6,004

As of December 31, 2012, there was $15.1 million of total unrecognized compensation expense related to unvested restricted share awards, which we expect to recognize over a remaining weighted-average period of 2.1 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 7.5% as of December 31, 2012. Also as of December 31, 2012, there was $0.1 million of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 2.1 years.

Restricted share activity for the year ended December 31, 2012 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2011	1,435,882	$18.97
Granted	511,557	31.71
Vested	(786,135)	20.49
Forfeited	(174,727)	22.53
Unvested balance as of December 31, 2012	986,577	23.74
The total fair value of restricted shares and performance shares granted during the year ended December 31, 2012, 2011, and 2010 was $16.2 million, $18.4 million, and $12.7 million, respectively. The total fair value of restricted shares vested during the year ended December 31, 2012, 2011, and 2010 was $25.4 million, $12.2 million, and $6.4 million, respectively.
Performance and restricted unit activity for the year ended December 31, 2012 is summarized below:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In thousands)	(Years)
Outstanding as of December 31, 2011	—	$—
Granted	213,022	33.59
Vested	(210,880)	33.58	$6,066
Outstanding as of December 31, 2012	2,142	35.01	$58	0.2
Performance and restricted units expected to vest as of December 31, 2012	2,142	35.01	$58	0.2
The total fair value of performance and restricted units granted during the year ended December 31, 2012 was $7.2 million No performance or restricted units were granted or vested in 2011 and 2010.
Stock option activity for the year ended December 31, 2012 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In thousands)	(Years)
Stock options outstanding as of December 31, 2011	553,049	$20.91
Granted	15,000	34.82
Exercised	(153,238)	18.27
Forfeited	(750)	22.37
Stock options outstanding as of December 31, 2012	414,061	22.39	$2,204	3.3
Stock options exercisable and expected to vest as of December 31, 2012	414,061	22.39	$2,204	3.3
Exercisable as of December 31, 2012	399,061	21.93	$2,204	3.1

The weighted-average grant date fair value per share of the sole stock option awarded during 2012 was $13.97. To determine this fair value we applied a risk-free interest rate of 1.1%, expected volatility of 43.0%, an expected option life of 6 years, and expected dividend yield of 0%. No stock options were granted in 2011 or 2010. The following is a summary of information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$16.89 – $19.11	137,161	2.5	$18.46	137,161	$18.46
$20.88	148,500	4.1	20.88	148,500	20.88
$22.86 – $34.82	128,400	3.3	28.35	113,400	27.49
	414,061			399,061

17. Related Party Transactions
On February 27, 2013, we entered into a lease (the “Lease”) with 6th & Pine Development, LLC (the “Landlord”) for office space located in Long Beach, California. The lease consists of two office buildings as follows:

•	an existing building, which comprises approximately 70,000 square feet of office space, and

•	a new building, which is expected to comprise approximately 120,000 square feet of office space.
The term of the Lease with respect to the existing building is expected to commence on June 1, 2013, and the term of the Lease with respect to the new building is expected to commence on November 1, 2014. The initial term of the Lease with respect to both buildings expires on December 31, 2024, subject to two options to extend the term for a period of five years each. Initial annual rent for the existing building is expected to be approximately $2.5 million and initial annual rent for the new building is expected to be approximately $4.0 million. Rent will increase 3.75% per year through the initial term. Rent during the extension terms will be the greater of then-current rent or fair market rent.
The principal members of the Landlord are John C. Molina, the Chief Financial Officer and a director of the Company, and his wife. In addition, in connection with the development of the buildings being leased, the Landlord has pledged shares of common stock in the Company he holds as trustee. Dr. J. Mario Molina, the Company's Chief Executive Officer and Chairman of the Board of Directors, holds a partial interest in such shares as trust beneficiary.
We have an equity investment in a medical service provider that provides certain vision services to our members. We account for this investment under the equity method of accounting because we have an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. For both years ended December 31, 2012, and 2011 our carrying amount for this investment amounted to $3.9 million. For the years ended December 31, 2012, 2011, and 2010, we paid $28.4 million, $24.3 million, and $22.0 million, respectively, for medical service fees to this provider.

We are a party to a fee-for-service agreement with Pacific Hospital of Long Beach, or Pacific Hospital. Pacific Hospital is owned by Abrazos Healthcare, Inc. Until October 12, 2010, the majority of the shares of Abrazos Healthcare, Inc. were held as community property by Dr. Martha Bernadett and her husband. Dr. Martha Bernadett is the sister of Joseph M. Molina, M.D. (Dr. J. Mario Molina), our Chief Executive Officer, and John Molina, our Chief Financial Officer. On October 12, 2010, Dr. Bernadett and her husband sold their shares in Abrazos Healthcare, Inc., terminating our related party relationship with Pacific Hospital. Under the terms of this fee-for-service agreement we paid Pacific Hospital $0.8 million for the period from January 1, 2010 to October 12, 2010.

On December 26, 2012, we purchased 110,988 shares of our common stock from certain Molina family trusts for an aggregate purchase price of $3.0 million. This purchase transaction was approved by our board of directors. The shares were purchased at a price of $27.03, representing the closing price per share of our common stock on December 26, 2012. The shares were purchased from the Janet M. Watt Separate Property Trust dated 10/22/2007, or the Separate Property Trust, and the Watt Family Trust dated 10/11/1996, or the Family Trust. Janet M. Watt is the sister, and her husband Lawrence B. Watt is the brother-in-law, of Dr. J. Mario Molina and John Molina. Ms. Watt is the sole trustee of the Separate Property Trust, and a co-trustee with Lawrence B. Watt of the Family Trust.

18. Variable Interest Entities
Joseph M. Molina M.D., Professional Corporations

Our wholly owned subsidiary, American Family Care, Inc., or AFC, operates our primary care clinics. In 2012, AFC entered into services agreements with the Joseph M. Molina, M.D. Professional Corporations, or JMMPC. JMMPC was created to further advance our direct delivery line of business. Its sole shareholder is Dr. J. Mario Molina, our Chairman of the Board, President and Chief Executive Officer. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. Under the services agreements, AFC provides the clinic facilities, clinic administrative support staff, patient scheduling services and medical supplies to JMMPC, and JMMPC provides outpatient professional medical services to the general public for routine non-life threatening, outpatient health care needs. While JMMPC may provide services to the general public, substantially all of the individuals served by JMMPC are members of our health plans. JMMPC does not have agreements to provide professional medical services with any other entities. In addition to the services agreements with AFC, JMMPC has entered into affiliation agreements with us. Under these agreements, we have agreed to fund JMMPC's operating deficits, or receive JMMPC's operating surpluses, based on a monthly reconciliation such that JMMPC will operate at break even and derive no profit.
We have determined that JMMPC is a variable interest entity, or VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to U.S. generally accepted accounting principles. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the services and affiliation agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of December 31, 2012, JMMPC had total assets of $1.4 million, comprising primarily cash and equivalents, and total liabilities of $1.1 million, comprising primarily accrued payroll and employee benefits.
Our maximum exposure to loss as a result of our involvement with this entity is equal to the amounts needed to fund JMMPC's ongoing payroll and employee benefits. We believe that such loss exposure will be immaterial to our consolidated operating results and cash flows for the foreseeable future. For the year ended December 31, 2012, we provided an initial cash infusion of $0.3 million to JMMPC in the first quarter of 2012 to fund its start-up operations. During 2012 our health plans received $0.2 million from JMMPC under the terms of the affiliation agreement.
New Markets Tax Credit
During the fourth quarter of 2011 our New Mexico data center subsidiary entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC, or Wells Fargo, its wholly owned subsidiary New Mexico Healthcare Data Center Investment Fund, LLC, or Investment Fund, and certain of Wells Fargo's affiliated Community Development Entities, or CDEs, in connection with our participation in the federal government's New Markets Tax Credit Program, or NMTC. The NMTC was established by Congress in 2000 to facilitate new or increased investments in businesses and real estate projects in low-income communities. The NMTC attracts investment capital to low-income communities by permitting investors to receive a tax credit against their federal income tax return in exchange for equity investments in specialized financial institutions, called CDEs, which provide financing to qualified active businesses operating in low-income communities. The credit amounts to 39% of the original investment amount and is claimed over a period of seven years (five percent for each of the first three years, and six percent for each of the remaining four years). The investment in the CDE cannot be redeemed before the end of the seven-year period.
In the fourth quarter of 2011, as a result of a series of simultaneous financing transactions, Wells Fargo contributed capital of $5.9 million to the Investment Fund, and Molina Healthcare, Inc. loaned the principal amount of $15.5 million to the Investment Fund. The Investment Fund then contributed the proceeds to certain CDEs, which, in turn, loaned the proceeds of $20.9 million to our New Mexico data center subsidiary. Wells Fargo will be entitled to claim the NMTC while we effectively received net loan proceeds equal to Wells Fargo's contribution to the Investment Fund, or approximately $5.9 million. Additionally, financing costs incurred in structuring the arrangement amounting to $1.2 million were deferred and will be recognized as expense over the term of the loans. This transaction also includes a put/call feature that becomes enforceable at the end of the seven-year compliance period. Wells Fargo may exercise its put option or we can exercise the call, both of which will serve to transfer the debt obligation to us. Incremental costs to maintain the structure during the compliance period will be recognized as incurred.

We have determined that the financing arrangement with Investment Fund and CDEs is a VIE, and that we are the primary beneficiary of the VIE. We reached this conclusion based on the following:

•
The ongoing activities of the VIE-collecting and remitting interest and fees and NMTC compliance-were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE;

•	Contractual arrangements obligate us to comply with NMTC rules and regulations and provide various other guarantees to Investment Fund and CDEs;

•	Wells Fargo lacks a material interest in the underling economics of the project; and

•	We are obligated to absorb losses of the VIE.
Because we are the primary beneficiary of the VIE, we have included it in our consolidated financial statements. Wells Fargo's contribution of $5.9 million is included in cash at December 31, 2012 and the offsetting Wells Fargo's interest in the financing arrangement is included in other liabilities in the accompanying consolidated balance sheets.
As described above, this transaction also includes a put/call provision whereby we may be obligated or entitled to repurchase Wells Fargo's interest in the Investment Fund. The value attributed to the put/call is nominal. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code and applicable U.S. Treasury regulations. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in Wells Fargo's projected tax benefits not being realized and, therefore, require us to indemnify Wells Fargo for any loss or recapture of NMTCs related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. We do not anticipate any credit recaptures will be required in connection with this arrangement.

19. Commitments and Contingencies
Leases
We lease administrative and clinic facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2021. Facility lease terms generally range from five to ten years with one to two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the lease period. Certain of our leases contain rent escalation clauses or lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the lease term. Future minimum lease payments by year and in the aggregate under all operating leases consist of the following approximate amounts:

(In thousands)
2013	$26,866
2014	21,420
2015	14,808
2016	8,472
2017	6,939
Thereafter	7,771
Total minimum lease payments	$86,276
Rental expense related to these leases amounted to $20.5 million, $23.1 million, and $25.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.
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

Professional Liability Insurance
We carry medical professional liability insurance for health care services rendered through our clinics in California, Florida, New Mexico, Virginia, and Washington. We also carry claims-made managed care errors and omissions professional liability insurance for our health plan operations.
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
Regulatory Capital and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Such state laws and regulations also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent the subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after inter-company eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $549.7 million at December 31, 2012, and $492.4 million December 31, 2011. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders are generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $46.9 million and $23.6 million as of December 31, 2012, and 2011, respectively.
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
As of December 31, 2012, our health plans had aggregate statutory capital and surplus of approximately $557.9 million compared with the required minimum aggregate statutory capital and surplus of approximately $345.7 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2012. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
Receivable/Liability for Ceded Life and Annuity Contracts
Prior to February 17, 2012, we reported a 100% ceded reinsurance arrangement for life insurance policies written and held by our then wholly owned insurance subsidiary, Molina Healthcare Insurance Company, by recording a non-current receivable from the reinsurer with a corresponding non-current liability for ceded life and annuity contracts. Effective February 17, 2012, we sold Molina Healthcare Insurance Company. The transaction resulted in the elimination of both the noncurrent receivable and liability for ceded life and annuity contracts, each amounting to $23.4 million as of December 31, 2011. Additionally, we recorded a gain of approximately $1.7 million to general and administrative expenses in the first quarter of 2012 upon closing of the transaction.
Molina Healthcare Insurance Company is now named Catamaran Insurance of Ohio, or Catamaran. In the event that both the reinsurer and Catamaran are unable to pay benefit on policies that were in-force as of the sale date, we remain ultimately liable for payment of such benefits. Because we no longer own Catamaran, we no longer have access to its financial records; therefore, the maximum amount of potential future payments is not determinable. We believe the possibility of our having to pay such benefits is remote, and no provision for the payment of such benefits is included in our consolidated financial statements.

20. Segment Reporting
We report our financial performance based on two reportable segments: Health Plans and Molina Medicaid Solutions. Our reportable segments are consistent with how we manage the business and view the markets we serve. Our Health Plans segment consists of our state health plans which serve Medicaid populations in nine states, subsequent to the termination of our Medicaid contract in Missouri effective June 30, 2012, and also includes our smaller direct delivery line of business. Our state health plans represent operating segments that have been aggregated for reporting purposes because they share similar economic characteristics.
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

Molina Medicaid Solutions was acquired on May 1, 2010; therefore, the year ended December 31, 2010 includes only eight months of operating results for this segment. Operating segment information is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Segment Information:
Revenue:
Health Plans:
Premium revenue	$5,826,491	$4,603,407	$3,989,909
Investment income	5,188	5,539	6,259
Rental income	9,374	547	—
Molina Medicaid Solutions:
Service revenue	187,710	160,447	89,809
	$6,028,763	$4,769,940	$4,085,977
Depreciation and amortization:
Health Plans	$58,577	$45,734	$42,282
Molina Medicaid Solutions	20,187	28,649	18,483
	$78,764	$74,383	$60,765
Operating Income:
Health Plans	$11,746	$78,110	$102,392
Molina Medicaid Solutions	23,727	2,063	2,609
Total operating income	35,473	80,173	105,001
Interest expense	(16,769)	(15,519)	(15,509)
Other income	361	—	—
Income before income taxes	$19,065	$64,654	$89,492

	As of December 31,
	2012	2011
	(In thousands)
Goodwill and intangible assets, net:
Health Plans	$139,710	$159,963
Molina Medicaid Solutions	89,089	95,787
	$228,799	$255,750
Total assets:
Health Plans	$1,702,212	$1,429,283
Molina Medicaid Solutions	232,610	222,863
	$1,934,822	$1,652,146

21. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011.

	For The Quarter Ended,
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per-share data)
Premium revenue	$1,327,449	$1,492,272	$1,488,718	$1,518,052
Service revenue	42,205	41,724	48,422	55,359
Operating income (loss)	33,420	(59,267)	7,187	54,133
Income (loss) before income taxes	29,122	(63,075)	2,872	50,146
Net income (loss)	18,089	(37,306)	3,364	25,643
Net income (loss) per share (2):
Basic	$0.39	$(0.80)	$0.07	$0.55
Diluted	$0.39	$(0.80)	$0.07	$0.54

	For The Quarter Ended,
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011(1)
	(In thousands, except per-share data)
Premium revenue	$1,081,438	$1,128,770	$1,138,230	$1,254,969
Service revenue	36,674	36,888	37,728	49,157
Operating income (loss)	31,300	31,410	33,566	(16,103)
Income (loss) before income taxes	27,697	27,727	29,186	(19,956)
Net income (loss)	17,388	17,440	18,950	(32,960)
Net income (loss) per share (2):
Basic	$0.38	$0.38	$0.41	$(0.72)
Diluted	$0.38	$0.38	$0.41	$(0.72)

(1)
On February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan's existing contract with the state expired without renewal on June 30, 2012. In connection with this notification, we recorded a total non-cash impairment charge of $64.6 million in the fourth quarter of 2011, of which $6.1 million related to finite-lived intangible assets, and $58.5 million related to goodwill. The impairment charge comprised substantially all intangible assets relating to contract rights and licenses, and provider networks recorded at the time of our acquisition of the Missouri health plan in 2007. For the quarter ended December 31, 2011, the impairment charge reduced diluted earnings per share by $1.34.

(2)
Potentially dilutive shares issuable pursuant to our 2007 offering of convertible senior notes were not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the years ended December 31, 2012, and 2011.

22. Condensed Financial Information of Registrant
Following are our parent company only condensed balance sheets as of December 31, 2012 and 2011, and our condensed statements of income and condensed statements of cash flows for each of the three years in the period ended December 31, 2012.
Condensed Balance Sheets

	December 31,
	2012	2011
	(Amounts in thousands, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,068	$14,650
Investments	2,015	2,010
Income tax refundable	8,868	14,126
Deferred income taxes	9,706	9,133
Due from affiliates	55,382	60,569
Prepaid and other current assets	19,164	10,467
Total current assets	134,203	110,955
Property and equipment, net	108,808	82,437
Goodwill	52,302	53,769
Auction rate securities	3,615	4,694
Investments in subsidiaries	768,765	740,345
Advances to related parties and other assets	34,600	32,473
	$1,102,293	$1,024,673
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$73,883	$71,392
Long-term debt	215,468	169,526
Deferred income taxes	17,122	16,909
Other long-term liabilities	13,506	11,773
Total liabilities	319,979	269,600
Stockholders' equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding:
46,762 shares at December 31, 2012 and 45,815 shares at December 31, 2011	47	46
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	285,524	266,022
Accumulated other comprehensive loss	(457)	(1,405)
Treasury stock, at cost; 111 shares at December 31, 2012	(3,000)	—
Retained earnings	500,200	490,410
Total stockholders' equity	782,314	755,073
	$1,102,293	$1,024,673

Condensed Statements of Income

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue:
Management fees and other operating revenue	$406,981	$308,287	$238,883
Investment income	550	81	1,153
Total revenue	407,531	308,368	240,036
Expenses:
Medical care costs	33,102	31,672	30,582
General and administrative expenses	367,606	272,302	218,834
Depreciation and amortization	38,794	31,355	27,166
Total expenses	439,502	335,329	276,582
Operating loss	(31,971)	(26,961)	(36,546)
Interest expense	14,469	14,958	15,500
Loss before income taxes and equity in net income of subsidiaries	(46,440)	(41,919)	(52,046)
Income tax benefit	(15,779)	(14,826)	(16,936)
Net loss before equity in net income of subsidiaries	(30,661)	(27,093)	(35,110)
Equity in net income of subsidiaries	40,451	47,911	90,080
Net income	$9,790	$20,818	$54,970

Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities:
Cash provided by operating activities	$20,611	$28,606	$19,380
Investing activities:
Net dividends from and capital contributions to subsidiaries	1,579	27,872	70,800
Purchases of investments	(1,905)	(2,020)	(2,019)
Sales and maturities of investments	4,067	3,760	14,083
Cash paid in business combinations	—	—	(139,762)
Proceeds from sale of subsidiary, net of cash surrendered	9,162	—	—
Purchases of equipment	(61,813)	(30,930)	(40,419)
Changes in amounts due to and due from affiliates	5,187	(50,090)	(5,723)
Change in other assets and liabilities	(1,342)	(20,441)	829
Net cash used in investing activities	(45,065)	(71,849)	(102,211)
Financing activities:
Proceeds from common stock offering, net of issuance costs	—	—	111,131
Amount borrowed under credit facility	60,000	—	105,000
Repayment of amount borrowed under credit facility	(20,000)	—	(105,000)
Treasury stock repurchases	(3,000)	(7,000)	—
Payment of credit facility fees	—	(1,125)	(1,671)
Excess tax benefits from employee stock compensation	3,667	1,651	295
Proceeds from exercise of stock options and employee stock plan purchases	8,205	7,347	4,056
Net cash provided by financing activities	48,872	873	113,811
Net increase (decrease) in cash and cash equivalents	24,418	(42,370)	30,980
Cash and cash equivalents at beginning of year	14,650	57,020	26,040
Cash and cash equivalents at end of year	$39,068	$14,650	$57,020

Notes to Condensed Financial Information of Registrant
Note A - Basis of Presentation
Molina Healthcare, Inc., or the Registrant, was incorporated on July 24, 2002. Prior to that date, Molina Healthcare of California (formerly known as Molina Medical Centers) operated as a California health plan and as the parent company for Molina Healthcare of Utah, Inc. Molina Healthcare of Michigan, Inc. and Molina Healthcare of Washington, Inc. In June 2003, the employees and operations of the corporate entity were transferred from Molina Healthcare of California to the Registrant.
The Registrant's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The accompanying condensed financial information of the Registrant should be read in conjunction with the consolidated financial statements and accompanying notes.
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries' ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2012, 2011, and 2010 for these services totaled $406.4 million, $307.9 million, and $238.5 million, respectively, which are included in operating revenue.
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
Note C - Capital Contribution, Dividends and Surplus Note
During 2012, 2011, and 2010, the Registrant received dividends from its subsidiaries amounting to $101.8 million, $76.6 million, and $81.3 million, respectively. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries. In addition, in 2011 a subsidiary of the Registrant repaid a surplus note in favor of the Registrant amounting to $9.7 million, including accrued interest. Such amount was a reduction of due from affiliates and prepaid and other current assets.
During 2012, 2011, and 2010, the Registrant made capital contributions to certain subsidiaries amounting to $100.2 million, $58.4 million, and $10.5 million, respectively, primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries.
Note D - Related Party Transactions
On February 27, 2013, the Registrant entered into a lease (the “Lease”) with 6th & Pine Development, LLC (the “Landlord”) for office space located in Long Beach, California. The lease consists of two office buildings as follows:

•	an existing building, which comprises approximately 70,000 square feet of office space, and

•	a new building, which is expected to comprise approximately 120,000 square feet of office space.
The term of the Lease with respect to the existing building is expected to commence on June 1, 2013, and the term of the Lease with respect to the new building is expected to commence on November 1, 2014. The initial term of the Lease with respect to both buildings expires on December 31, 2024, subject to two options to extend the term for a period of five years each. Initial annual rent for the existing building is expected to be approximately $2.5 million and initial annual rent for the new building is expected to be approximately $4.0 million. Rent will increase 3.75% per year through the initial term. Rent during the extension terms will be the greater of then-current rent or fair market rent.
The principal members of the Landlord are John C. Molina, the Chief Financial Officer and a director of the Registrant, and his wife. In addition, in connection with the development of the buildings being leased, the Landlord has pledged shares of common stock in the Registrant he holds as trustee. Dr. J. Mario Molina, the Registrant's Chief Executive Officer and Chairman of the Board of Directors, holds a partial interest in such shares as trust beneficiary.
The Registrant has an equity investment in a medical service provider that provides certain vision services to its members. The Registrant accounts for this investment under the equity method of accounting because the Registrant has an ownership interest in the investee that confers significant influence over operating and financial policies of the investee. For both years ended December 31, 2012 and 2011, the Registrant's carrying amount for this investment amounted to $3.9 million. For the years ended December 31, 2012, 2011, and 2010, the Registrant paid $28.4 million, $24.3 million, and $22.0 million, respectively, for medical service fees to this provider.
The Registrant is party to a fee-for-service agreement with Pacific Hospital of Long Beach, or Pacific Hospital. Pacific Hospital is owned by Abrazos Healthcare, Inc. Until October 12, 2010, the majority of the shares of Abrazos Healthcare, Inc. were held as community property by Dr. Martha Bernadett and her husband. Dr. Martha Bernadett is the sister of Joseph M. Molina, M.D. (Dr. J. Mario Molina), our Chief Executive Officer, and John Molina, our Chief Financial Officer. On October 12, 2010, Dr. Bernadett and her husband sold their shares in Abrazos Healthcare, Inc., terminating our related party relationship with Pacific Hospital. Under the terms of this fee-for-service agreement we paid Pacific Hospital $0.8 million for the period from January 1, 2010 to October 12, 2010.
On December 26, 2012, the Registrant purchased 110,988 shares of its common stock from certain Molina family trusts for an aggregate purchase price of $3.0 million. This purchase transaction was approved by the Registrant's board of directors. The shares were purchased at a price of $27.03, representing the closing price per share of the Registrant's common stock on December 26, 2012. The shares were purchased from the Janet M. Watt Separate Property Trust dated 10/22/2007, or the Separate Property Trust, and the Watt Family Trust dated 10/11/1996, or the Family Trust. Janet M. Watt is the sister, and her husband Lawrence B. Watt is the brother-in-law, of Dr. J. Mario Molina and John Molina. Ms. Watt is the sole trustee of the Separate Property Trust, and a co-trustee with Lawrence B. Watt of the Family Trust.

23. Subsequent Event

New Mexico Health Plan

On February 11, 2013, we announced that our New Mexico health plan was selected by the New Mexico Human Services Department (HSD) to participate in the new Centennial Care program. In addition to continuing to provide physical and acute health care services, under the new program Molina Healthcare of New Mexico will expand its services to provide behavioral health and long-term care services. The selection of Molina Healthcare of New Mexico was made by HSD pursuant to its request for proposals issued in August 2012. The operational start date for the program is currently scheduled for January 2014.

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
Changes in Internal Controls: There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page 117 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Item 9B. Other Information
6th and Pine Lease
On February 27, 2013, Molina Healthcare, Inc. (the “Company”) entered into a build-to-suit office building lease (the “Lease”) with 6th & Pine Development, LLC (the “Landlord”) for approximately 190,000 rentable square feet of office space and 15,000 square feet of storage space located at 604 Pine Avenue, Long Beach, California (the “Project”). The Landlord is expected to construct the Project on a “turnkey” basis, which will consist of two office buildings, on-site parking, common areas and certain amenities, and the right to use up to 500 off-site parking spaces to be secured by the Landlord. The two office buildings will be comprised of:

•
an existing building located on the site and commonly known as the Independent Press Telegram building (the “Existing Building”), which the Landlord is required to substantially refurbish as part of Phase I of the Project. Upon completion of the refurbishment, the Existing Building is expected to contain approximately 70,000 square feet of office space and 15,000 square feet of storage space, and

•
a new building (the “New Building”), which the Landlord is required to construct as part of Phase II of the Project following the demolition of a building currently located on the site commonly known as the Meeker-Baker building. Upon completion of the construction, the New Building is expected to contain approximately 120,000 square feet of office space.

The term of the Lease with respect to the Existing Building is expected to commence on June 1, 2013, and the term of the Lease with respect to the New Building is expected to commence on November 1, 2014. The initial term of the Lease with respect to both buildings expires on December 31, 2024, subject to two options to extend the term for a period of five years each.
Commencing on the commencement date of the lease for the Existing Building, the monthly base rent due under the Lease is (i) for the office space, initially $2.70 per rentable square foot, increasing by 3.75% per year through the initial term, and (ii) for the storage space, $1.40 per rentable square foot, increasing by 3.75% per year through the initial term. Base rent during the extension terms will be the greater of then-current base rent or fair market rent. The Lease is a full service, base year, gross lease. Accordingly, the rent payable by the Company includes the cost of all utilities, taxes, insurance and maintenance with respect to the Project for the base year, 2015. The Company will be responsible for any increases in the cost of utilities, taxes, insurance and/or maintenance in excess of the cost therefor during the base year, 2015 (subject to certain customary limitations). The Company will also pay $600 per year for each on-site parking space (213) and for each off-site parking space that the Company elects to use (up to 500). The per year, per space parking rate will increase by 3% each year for each on-site parking space and by CPI, with a cap of 3%, for each off-site space.
During the first five years of the term of the Lease, the Company has a right of first offer to purchase the Project (including any transferable off-site parking rights held by the Landlord), and from and after year five of the Lease, the Company has an option to purchase the Project (including any transferable off-site parking rights held by the Landlord) for a purchase price equal to the fair market value for the Project.
The principal members of the Landlord are John C. Molina, the Chief Financial Officer and a director of the Company, and his wife. In addition, in connection with the Project the Landlord has pledged shares of common stock in the Company he holds as trustee. Dr. J. Mario Molina, the Company's Chief Executive Officer and Chairman of the Board of Directors, holds a partial interest in such shares as trust beneficiary.
In November 2011, the Company's Board of Directors organized a special committee of five independent directors (the “Special Committee”) consisting of Steve Orlando, Ronna Romney, John Szabo, Charles Fedak, and Dr. Frank Murray, and delegated to the Special Committee full power and authority to consider and enter into any real property transaction to meet the Company's space needs. Following its formation, the Special Committee undertook a review of, among other things, the Company's projected space needs and available space options. In connection with its work, the Special Committee retained Latham & Watkins LLP, as its independent legal counsel, and Duff & Phelps LLC, as its independent real estate advisor. Following the completion of its work, the Committee determined that it was appropriate to enter into the Lease with the Landlord under its terms and conditions, and accordingly approved the Company's entry into the Lease.
The foregoing description of the Lease is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.32 herewith and which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Molina Healthcare, Inc.
We have audited Molina Healthcare, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Molina Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 28, 2013

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and will also appear in our definitive proxy statement for our 2013 Annual Meeting of Stockholders. The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding our equity compensation plans is set forth in Part II, Item 5 of this report and incorporated herein by reference. The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Transactions” and “Corporate Governance” in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

Joseph M. Molina, M.D., Professional Corporations

Our wholly owned subsidiary, American Family Care, Inc., or AFC, operates our primary care clinics. In 2012, AFC entered into services agreements with the Joseph M. Molina, M.D. Professional Corporations, or JMMPC. JMMPC was created to further advance our direct delivery line of business. Its sole shareholder is Joseph M. Molina, M.D. (Dr. J. Mario Molina), our Chairman of the Board, President and Chief Executive Officer. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. Under the services agreements, AFC provides the clinic facilities, clinic administrative support staff, patient scheduling services and medical supplies to JMMPC, and JMMPC provides outpatient professional medical services to the general public for routine non-life threatening, outpatient health care needs. While JMMPC may provide services to the general public, substantially all of the individuals served by JMMPC are members of our health plans. JMMPC does not have agreements to provide professional medical services with any other entities. In addition to the services agreements with AFC, JMMPC has entered into affiliation agreements with us. Under these agreements, we have agreed to fund JMMPC's operating deficits, or receive JMMPC's operating surpluses, based on a monthly reconciliation such that JMMPC will operate at break even and derive no profit.
We have determined that JMMPC is a variable interest entity, or VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to U.S. generally accepted accounting principles. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the services and affiliation agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of December 31, 2012, JMMPC had total assets of $1.4 million, comprising primarily cash and equivalents, and total liabilities of $1.1 million, comprising primarily accrued payroll and employee benefits.
Our maximum exposure to loss as a result of our involvement with this entity is equal to the amounts needed to fund JMMPC's ongoing payroll and employee benefits. We believe that such loss exposure will be immaterial to our consolidated operating results and cash flows for the foreseeable future. For the year ended December 31, 2012, we provided an initial cash infusion of $0.3 million to JMMPC in the first quarter of 2012 to fund its start-up operations. During 2012 our health plans received $0.2 million from JMMPC under the terms of the affiliation agreement.
Stock Repurchase

Janet M. Watt is the sister, and her husband Lawrence B. Watt is the brother-in-law, of Dr. J. Mario Molina, the Company's Chief Executive Officer, and John Molina, the Company's Chief Financial Officer.  Ms. Watt is the sole trustee of the Janet M. Watt Separate Property Trust dated 10/22/2007 (the “Separate Property Trust”)  and a co-trustee with Lawrence B. Watt, of the Watt Family Trust dated 10/11/1996 (the “Family Trust” and together with the Separate Property Trust, the “Trusts”).  On December 26, 2012, pursuant to a Stock Purchase Agreement between the Company and the Trusts, the Company purchased an aggregate of 110,988 shares of its common stock from the Trusts for an aggregate purchase price of $3,000,005.64, as follows: (i) 43,767 shares from the Family Trust for an aggregate purchase price of $ 1,183,022.01 and (ii) 67,221 shares from the Separate Property Trust for an aggregate purchase price of $1,816,983.63.  The shares were purchased at a price per share of $27.03, representing the closing price per share of the Company's common stock on December 26, 2012, as reported by the New York Stock Exchange. The transaction was approved by the Company's Board of Directors.

6th and Pine Lease

Please see the information disclosed under Part II, Item 9B. Other Information, in this Annual Report, which disclosure is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A will be included under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, and such required information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The consolidated financial statements and exhibits listed below are filed as part of this report.

(1)
The Company's consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 64 through 108 of this Annual Report on Form 10-K and are incorporated by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - At December 31, 2012 and 2011
Consolidated Statements of Income - Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011, and 2010
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
1.1
Purchase Agreement, dated as of February 11, 2013, among Molina Healthcare, Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the Initial Purchasers.
Filed as Exhibit 1.1 to registrant's Form 8-K filed February 15, 2013.
2.1	Asset Purchase Agreement between Molina Healthcare, Inc. and Unisys Corporation dated as of January 18, 2010	Filed as Exhibit 2.1 to registrant's Form 8-K filed January 19, 2010.
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant's Registration Statement on Form S-1 filed December 30, 2002.
3.2	Amended and Restated Bylaws	Filed as Exhibit 3.2 to registrant's Form 8-K filed February 17, 2009.
4.1	Indenture dated as of October 11, 2008	Filed as Exhibit 4.1 to registrant's Form 8-K filed October 5, 2007.
4.2	First Supplemental Indenture dated as of October 11, 2008	Filed as Exhibit 4.2 to registrant's Form 8-K filed October 5, 2007.
4.3	Global Form of 3.75% Convertible Senior Note due 2014	Filed as Exhibit 4.3 to registrant's Form 8-K filed October 5, 2007.
4.4	Indenture, dated as of February 15, 2013, by and between Molina Healthcare, Inc. and U.S. Bank, National Association.	Filed as Exhibit 4.1 to registrant's Form 8-K filed February 15, 2013.
4.5	Form of 1.125% Cash Convertible Senior Note due 2020	Included in Exhibit 4.1 to registrant's Form 8-K filed February 15, 2013.
10.1	2000 Omnibus Stock and Incentive Plan	Filed as Exhibit 10.12 to registrant's Form S-1 filed December 30, 2002.
10.2	2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant's Form S-1 filed December 30, 2002.
10.3	2002 Employee Stock Purchase Plan	Filed as Exhibit 10.14 to registrant's Form S-1 filed December 30, 2002.
10.4	2005 Molina Deferred Compensation Plan adopted November 6, 2006	Filed as Exhibit 10.4 to registrant's Form 10-Q filed November 9, 2006.
10.5	2005 Incentive Compensation Plan	Filed as Appendix A to registrant's Proxy Statement filed March 28, 2005.
10.6	2011 Equity Incentive Plan	Filed as Exhibit 10.2 to registrant's Form 8-K filed May 2, 2011.
10.7	2011 Employee Stock Purchase Plan	Filed as Exhibit 10.1 to registrant's Form 8-K filed May 2, 2011.
10.8	Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.
10.9	Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.

Number	Description	Method of Filing
10.10	Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.
10.11	Form of Stock Option Agreement under Equity Incentive Plan	Filed as Exhibit 10.3 to registrant's Form 10-K filed March 14, 2007.
10.12	Amended and Restated Employment Agreement with J. Mario Molina, M.D. dated as of December 31, 2009	Filed as Exhibit 10.1 to registrant's Form 8-K filed January 7, 2010.
10.13	Amended and Restated Employment Agreement with John C. Molina dated as of December 31, 2009	Filed as Exhibit 10.2 to registrant's Form 8-K filed January 7, 2010.
10.14	Amended and Restated Change in Control Agreement with Terry Bayer, dated as of December 31, 2009	Filed as Exhibit 10.4 to registrant's Form 8-K filed January 7, 2010.
10.15	Amended and Restated Change in Control Agreement with Joseph W. White, dated as of December 31, 2009	Filed as Exhibit 10.6 to registrant's Form 8-K filed January 7, 2010.
10.16	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed herewith.
10.17	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant's Form 10-K filed March 14, 2007.
10.18	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch.	Filed as Exhibit 10.1 to registrant's Form 8-K filed February 15, 2013.
10.19	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant's Form 8-K filed February 15, 2013.
10.20	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch.	Filed as Exhibit 10.3 to registrant's Form 8-K filed February 15, 2013.
10.21	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant's Form 8-K filed February 15, 2013.
10.22	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch.	Filed as Exhibit 10.5 to registrant's Form 8-K filed February 15, 2013.
10.23	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.6 to registrant's Form 8-K filed February 15, 2013.
10.24	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch.	Filed as Exhibit 10.7 to registrant's Form 8-K filed February 15, 2013.
10.25	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.8 to registrant's Form 8-K filed February 15, 2013.
10.26	Term Loan Agreement, dated as of December 1, 2011, among Molina Center LLC, various lenders and East West Bank, as Administrative Agent	Filed as Exhibit 10.18 to registrant's From 10-K filed February 29, 2012.
10.27	Guaranty, dated as of December 1, 2011, by Molina Healthcare, Inc. in favor of East West Bank, as Administrative Agent	Filed as Exhibit 10.9 to registrant's Form 10-K filed February 29, 2012.
10.28	Environmental Indemnity, dated as of December 1, 2011, by Molina Center LLC and Molina Healthcare, Inc. for the benefit of certain lenders and East West Bank, as Administrative Agent	Filed as Exhibit 10.20 to registrant's Form 10-K filed February 29, 2012.
10.29	Purchase Agreement, dated as of October 11, 2011, between Molina Center LLC and 200 Oceangate, LLC	Filed as Exhibit 10.21 to registrant's Form 10-K filed February 29, 2012.

Number	Description	Method of Filing
10.30	First Amendment to Purchase Agreement, dated as of November 10, 2011, between Molina Center LLC and 200 Oceangate, LLC	Filed as Exhibit 10.22 to registrant's Form 10-K filed February 29, 2012.
10.31	Second Amendment to Purchase Agreement, dated as of November 30, 2011, between Molina Center LLC and 200 Oceangate, LLC	Filed as Exhibit 10.23 to registrant's Form 10-K filed February 29, 2012.
10.32	Lease Agreement, dated as of February 27, 2013, by and between 6th & Pine Development, LLC and Molina Healthcare, Inc.	Filed herewith.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21.1	List of subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS(1)	XBRL Taxonomy Instance Document	Filed herewith.
101.SCH(1)	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2013.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Molina
Joseph M. Molina, M.D. (Dr. J. Mario Molina)
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Molina	Chairman of the Board, Chief Executive Officer, and President	February 28, 2013
Joseph M. Molina, M.D.	(Principal Executive Officer)

/s/ John C. Molina	Director, Chief Financial Officer, and Treasurer	February 28, 2013
John C. Molina, J.D.	(Principal Financial Officer)

/s/ Joseph W. White	Chief Accounting Officer	February 28, 2013
Joseph W. White, CPA, MBA	(Principal Accounting Officer)

/s/ Garrey E. Carruthers	Director	February 28, 2013
Garrey E. Carruthers, Ph.D.

/s/ Charles Z. Fedak	Director	February 28, 2013
Charles Z. Fedak, CPA, MBA

/s/ Frank E. Murray	Director	February 28, 2013
Frank E. Murray, M.D.

/s/ Steven Orlando	Director	February 28, 2013
Steven Orlando, CPA (inactive)

/s/ Ronna Romney	Director	February 28, 2013
Ronna Romney

/s/ John P. Szabo, Jr.	Director	February 28, 2013
John P. Szabo, Jr.