Form 10-Q
period 2013-03-31
MOLINA HEALTHCARE INC
filed 2013-05-03
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock outstanding as of April 19, 2013, was approximately 45,416,300.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.

MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Amounts in thousands, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,169,511	$795,770
Investments	341,946	342,845
Receivables	150,251	149,682
Deferred income taxes	25,753	32,443
Prepaid expenses and other current assets	39,577	28,386
Total current assets	1,727,038	1,349,126
Property, equipment, and capitalized software, net	237,735	221,443
Deferred contract costs	53,813	58,313
Intangible assets, net	72,864	77,711
Goodwill and indefinite-lived intangible assets	151,088	151,088
Auction rate securities	13,600	13,419
Restricted investments	55,117	44,101
Derivative asset	147,385	—
Other assets	29,449	19,621
	$2,488,089	$1,934,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$491,145	$494,530
Accounts payable and accrued liabilities	159,986	184,034
Deferred revenue	135,804	141,798
Income taxes payable	14,944	6,520
Current maturities of long-term debt	1,167	1,155
Total current liabilities	803,046	828,037
Long-term debt	642,005	261,784
Deferred income taxes	31,353	37,900
Derivative liabilities	223,647	1,307
Other long-term liabilities	23,839	23,480
Total liabilities	1,723,890	1,152,508
Stockholders’ equity:
Common stock, $0.001 par value; 80,000 shares authorized; outstanding: 45,415 shares at March 31, 2013 and 46,762 shares at December 31, 2012	45	47
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	234,236	285,524
Accumulated other comprehensive loss	(197)	(457)
Treasury stock, at cost; 111 shares at December 31, 2012	—	(3,000)
Retained earnings	530,115	500,200
Total stockholders’ equity	764,199	782,314
	$2,488,089	$1,934,822
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2013	2012
	(Amounts in thousands, except net income per share) (Unaudited)
Revenue:
Premium revenue	$1,534,608	$1,325,406
Service revenue	49,756	42,205
Investment income	1,529	1,717
Rental and other income	4,694	4,259
Total revenue	1,590,587	1,373,587
Expenses:
Medical care costs	1,288,754	1,130,988
Cost of service revenue	39,770	30,494
General and administrative expenses	141,407	121,474
Premium tax expenses	37,000	42,186
Depreciation and amortization	16,565	15,025
Total expenses	1,523,496	1,340,167
Operating income	67,091	33,420
Other expenses (income):
Interest expense	13,037	4,298
Other income	(131)	—
Total other expenses	12,906	4,298
Income before income taxes	54,185	29,122
Income tax expense	24,270	11,033
Net income	$29,915	$18,089
Net income per share:
Basic	$0.65	$0.39
Diluted	$0.64	$0.39
Weighted average shares outstanding:
Basic	45,981	45,998
Diluted	46,443	46,887

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2013	2012
	(Amounts in thousands) (Unaudited)
Net income	$29,915	$18,089
Other comprehensive income, net of tax:
Unrealized gain on investments	260	296
Other comprehensive income	260	296
Comprehensive income	$30,175	$18,385

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
	(Amounts in thousands) (Unaudited)
Operating activities:
Net income	$29,915	$18,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,799	18,339
Deferred income taxes	(16)	8,263
Stock-based compensation	4,421	4,666
Gain on sale of subsidiary	—	(1,747)
Non-cash interest on convertible senior notes	3,723	1,443
Change in fair value of derivatives	(119)	—
Amortization of premium/discount on investments	1,502	1,850
Amortization of deferred financing costs	1,248	258
Tax deficiency from employee stock compensation	(42)	(31)
Changes in operating assets and liabilities:
Receivables	(569)	(54,356)
Prepaid expenses and other current assets	(8,956)	(5,640)
Medical claims and benefits payable	(3,385)	53,357
Accounts payable and accrued liabilities	(31,847)	(34,796)
Deferred revenue	(5,994)	44,543
Income taxes	8,424	(3,663)
Net cash provided by operating activities	20,104	50,575
Investing activities:
Purchases of equipment	(11,167)	(13,505)
Purchases of investments	(76,012)	(88,199)
Sales and maturities of investments	75,647	65,767
Proceeds from sale of subsidiary, net of cash surrendered	—	9,162
Increase in deferred contract costs	1,756	(12,993)
Increase in restricted investments	(11,016)	(493)
Change in other non-current assets and liabilities	(408)	(2,457)
Net cash used in investing activities	(21,200)	(42,718)
Financing activities:
Proceeds from issuance of 1.125% Notes, net of deferred issuance costs	537,973	—
Purchase of call option relating to 1.125% Notes	(149,331)	—
Proceeds from issuance of warrants	75,074	—
Treasury stock purchases	(50,000)	—
Repayment of amounts borrowed under credit facility	(40,000)	—
Amount borrowed under credit facility	—	10,000
Principal payments on term loan	(291)	(301)
Proceeds from employee stock plans	235	2,748
Excess tax benefits from employee stock compensation	1,177	3,592
Net cash provided by financing activities	374,837	16,039
Net increase in cash and cash equivalents	373,741	23,896
Cash and cash equivalents at beginning of period	795,770	493,827
Cash and cash equivalents at end of period	$1,169,511	$517,723

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Three Months Ended
	March 31,
	2013	2012
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$14,712	$1,057
Interest	$17,065	$799
Schedule of non-cash investing and financing activities:
Retirement of treasury stock	$53,000	$—
Common stock used for stock-based compensation	$4,644	$8,768
Details of sale of subsidiary:
Decrease in carrying value of assets	$—	$30,942
Decrease in carrying value of liabilities	—	(23,527)
Gain on sale	—	1,747
Proceeds from sale of subsidiary, net of cash surrendered	$—	$9,162

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013
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
Our Health Plans segment comprises health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. As of March 31, 2013, these health plans served approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our direct delivery business consists of primary care community clinics in California, Florida, New Mexico, and Washington.
Our health plans’ state Medicaid contracts generally have terms of three to four years with annual adjustments to premium rates. These contracts are renewable at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause. Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in retaining their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals, or RFP, subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, on February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan’s prior contract with the state expired without renewal on June 30, 2012 subject to certain transition obligations.
Our state Medicaid contracts may be periodically adjusted to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations (such as the aged, blind or disabled, or ABD); and regions or service areas. For example, our Texas health plan added significant membership effective March 1, 2012, in service areas we had not previously served (the Hidalgo and El Paso service areas); and among populations we had not previously served within existing service areas, such as the Temporary Assistance for Needy Families, or TANF, population in the Dallas service area. Additionally, the health benefits provided to our TANF and ABD members in Texas under our contracts with the state were expanded to include inpatient facility and pharmacy services effective March 1, 2012.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.
On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intended to award the contract for a replacement Medicaid Management Information System (MMIS) to a different vendor, CNSI. However, in March 2013, the state of Louisiana cancelled its contract award to CNSI. CNSI is currently challenging the contract cancellation. The state has informed us that we will continue to perform under our current contract until a successor is named. Subject to the pending challenge, it is currently uncertain whether a new RFP will be issued, and if so, when it will be issued. At such time as a new RFP may be issued, we intend to respond to the state's RFP. For the three months ended March 31, 2013, our revenue under the Louisiana MMIS contract was approximately $10.1 million, or 20.3% of total service revenue. So long as our Louisiana MMIS contract continues, we expect to recognize approximately $40 million of service revenue annually under this contract.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries and variable interest entities in which Molina Healthcare, Inc. is considered to be the primary beneficiary. Such variable interest entities are insignificant to our consolidated financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2013.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2012. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2012 audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our December 31, 2012 audited consolidated financial statements.
Reclassifications
We have reclassified certain amounts in the 2012 consolidated balance sheet, and statements of income and cash flows to conform to the 2013 presentation.
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
Certain components of premium revenue are subject to accounting estimates. The components of premium revenue subject to estimation fall into two categories:
(1) Contractual provisions that may limit revenue based upon the costs incurred or the profits realized under a specific contract: These are contractual provisions that require the health plan to return premiums to the extent that certain thresholds are not met. In some instances premiums are returned when medical costs fall below a certain percentage of gross premiums; or when administrative costs or profits exceed a certain percentage of gross premiums. In other instances, premiums are partially determined by the acuity of care provided to members (risk adjustment). To the extent that our expenses and profits change from the amounts previously reported (due to changes in estimates), our revenue earned for those periods will also change. In all of these instances, our revenue is only subject to estimate due to the fact that the thresholds themselves contain elements (expense or profit) that are subject to estimate. While we have adequate experience and data to make sound estimates of our expenses or profits, changes to those estimates may be necessary, which in turn would lead to changes in our estimates of revenue. In general, a change in estimate relating to expense or profit would offset any related change in estimate to premium, resulting in no or small impact to net income. The following contractual provisions fall into this category:
California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of approximately $0.3 million at both March 31, 2013, and December 31, 2012.
Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At both March 31, 2013, and December 31, 2012, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): Our contract with the state of New Mexico directs that a portion of premiums received may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. At both March 31, 2013, and December 31, 2012, we had not recorded any liability under the terms of these contract provisions.
Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $3.1 million and $3.2 million pursuant to our profit-sharing agreement with the state of Texas at March 31, 2013, and December 31, 2012, respectively.

Washington Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our Washington health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of approximately $1.0 million at March 31, 2013. At December 31, 2012, we had not recorded any liability under the terms of this contract provision since medical expenses were not less than the contractual floor.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net payable of approximately $0.2 million as of March 31, 2013 and a net receivable of approximately $0.3 million as of December 31, 2012 for anticipated Medicare risk adjustment premiums.
(2) Quality incentives that allow us to recognize incremental revenue if certain quality standards are met: These are contract provisions that allow us to earn additional premium revenue in certain states if we achieve certain quality-of-care or administrative measures. We estimate the amount of revenue that will ultimately be realized for the periods presented based on our experience and expertise in meeting the quality and administrative measures as well as our ongoing and current monitoring of our progress in meeting those measures. The amount of the revenue that we will realize under these contractual provisions is determinable based upon that experience. The following contractual provisions fall into this category:
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
Wisconsin Health Plan Quality Incentive Premiums: Under our contract with the state of Wisconsin, incremental revenue of up to 3.25% of total premium is earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures dictated by the state.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of March 31, 2013 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of March 31, 2013.

	Three Months Ended March 31, 2013
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$585	$332	$108	$440	$85,798
Ohio	3,005	1,052	—	1,052	291,518
Texas	16,264	13,512	5,995	19,507	335,296
Wisconsin	761	—	609	609	27,124
	$20,615	$14,896	$6,712	$21,608	$739,736

	Three Months Ended March 31, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$555	$336	$28	$364	$81,226
Ohio	2,678	2,678	966	3,644	293,525
Texas	5,750	5,750	—	5,750	198,236
Wisconsin	416	—	—	—	17,142
	$9,399	$8,764	$994	$9,758	$590,129
 Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI) of a Medicaid Management Information System (MMIS). An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. While providing BPO services (which include claims payment and eligibility processing), we also provide the state with other services including both hosting and support and maintenance. Our Molina Medicaid Solutions contracts may extend over a number of years, particularly in circumstances where we are delivering extensive and complex DDI services, such as the initial design, development and implementation of a complete MMIS. For example, the terms of our most recently implemented Molina Medicaid Solutions contracts (in Idaho and Maine) were each seven years in total, consisting of two years allocated for the delivery of DDI services, followed by five years for the performance of BPO services. We receive progress payments from the state during the performance of DDI services based upon the attainment of predetermined milestones. We receive a flat monthly payment for BPO services under our Idaho and Maine contracts. The terms of our other Molina Medicaid Solutions contracts – which primarily involve the delivery of BPO services with only minimal DDI activity (consisting of system enhancements) – are shorter in duration than our Idaho and Maine contracts.
We have evaluated our Molina Medicaid Solutions contracts to determine if such arrangements include a software element. Based on this evaluation, we have concluded that these arrangements do not include a software element. As such, we have concluded that our Molina Medicaid Solutions contracts are multiple-element service arrangements.
Additionally, we evaluate each required deliverable under our multiple-element service arrangements to determine whether it qualifies as a separate unit of accounting. Such evaluation is generally based on whether the deliverable has standalone value to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent.
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
Costs associated with our Molina Medicaid Solutions contracts include software related costs and other costs. With respect to software related costs, we apply the guidance for internal-use software and capitalize external direct costs of materials and services consumed in developing or obtaining the software, and payroll and payroll-related costs associated with employees who are directly associated with and who devote time to the computer software project. With respect to all other direct costs, such costs are expensed as incurred, unless corresponding revenue is being deferred. If revenue is being deferred, direct costs relating to delivered service elements are deferred as well and are recognized on a straight-line basis over the period of revenue recognition, in a manner consistent with our recognition of revenue that has been deferred. Such direct costs can include:

•	Transaction processing costs;

•	Employee costs incurred in performing transaction services;

•	Vendor costs incurred in performing transaction services;

•	Costs incurred in performing required monitoring of and reporting on contract performance;

•	Costs incurred in maintaining and processing member and provider eligibility; and

•	Costs incurred in communicating with members and providers.
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
The total amount of unrecognized tax benefits was $10.6 million as of March 31, 2013 and December 31, 2012. Approximately $8.4 million of the unrecognized tax benefits recorded at March 31, 2013 and December 31, 2012, relate to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.2 million as of March 31, 2013 and December 31, 2012. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $8.6 million due to the expiration of statute of limitations and the resolution to the state refund claim described above.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2013, and December 31, 2012, we had accrued $60,000 and $56,000, respectively, for the payment of interest and penalties.
Recent Accounting Pronouncements
Reclassifications Out of Accumulated Other Comprehensive Income.  In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. The new guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this new guidance in 2013 did not impact our financial position, results of operations or cash flows.
Balance Sheet Offsetting. In December 2011, the FASB issued guidance for new disclosure requirements related to the nature of an entity’s rights of set-off and related arrangements associated with its financial instruments and derivative instruments. The new guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this new guidance in 2013 did not impact our financial position, results of operations or cash flows.
Federal Premium-Based Assessment. In July 2011, the FASB issued guidance related to accounting for the fees to be paid by health insurers to the federal government under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (ACA). The ACA imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The fee will be imposed beginning in 2014 based on a company's share of the industry's net premiums written during the preceding calendar year.
The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The new guidance is effective for annual reporting periods beginning after December 31, 2013, when the fee initially becomes effective. As enacted, this federal premium-based assessment is non-deductible for income tax purposes, and is anticipated to be significant. It is yet undetermined how this premium-based assessment will be factored into the calculation of our premium rates, if at all. Accordingly, adoption of this guidance and the enactment of this assessment as currently written will have a material impact on our financial position, results of operations, or cash flows in future periods. We are currently evaluating the impact of the fee to our financial position, results of operations and cash flows.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (AICPA), and the Securities and Exchange Commission (SEC) did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.
3. Net Income per Share
The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Shares outstanding at the beginning of the period	46,762	45,815
Weighted-average number of shares repurchased	(867)	—
Weighted-average number of shares issued	86	183
Denominator for basic income per share	45,981	45,998
Dilutive effect of employee stock options and stock grants (1)	462	857
Dilutive effect of convertible senior notes	—	32
Denominator for diluted income per share (2)	46,443	46,887

(1)
Unvested restricted shares are included in the calculation of diluted income per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. Options to purchase common shares are included in the calculation of diluted income per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three months ended March 31, 2013 and 2012, there were approximately 202,500 and 199,700 anti-dilutive weighted restricted shares, respectively. For the three months ended March 31, 2013 and 2012 there were approximately 25,500 and 7,900 anti-dilutive weighted options, respectively.

(2)
Potentially dilutive shares issuable pursuant to our 3.75% Notes and 1.125% Warrants (both defined in Note 10, "Long-Term Debt") were not included in the computation of diluted income per share for the three month period ended March 31, 2013, because to do so would have been anti-dilutive.

4. Stock-Based Compensation
At March 31, 2013, we had employee equity incentives outstanding under two plans: (1) the 2011 Equity Incentive Plan; and (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded).
In March 2013, our named executive officers were granted restricted stock awards with performance conditions as follows: our chief executive officer was awarded 186,858 shares, our chief financial officer was awarded 93,429 shares, our chief operating officer was awarded 62,286 shares, our chief accounting officer was awarded 28,029 shares, and our general counsel was awarded 21,800 shares. These awards were apportioned into four equal increments, and will vest in accordance with the following four measures: (i) 1/4th will vest in equal 1/3rd increments over three years on March 1, 2014, March 1, 2015, and March 1, 2016; (ii) 1/4th will vest upon our achievement of three-year Total Stockholder Return as determined by Institutional Shareholder Services Inc. (ISS) calculations for the three-year period ending December 31, 2013 equal to or greater than the 50th percentile within our ISS peer group; (iii) 1/4th shall vest upon our achievement of total revenue in any of the 2013, 2014, or 2015 fiscal years equal to or greater than $12 billion; and (iv) 1/4th shall vest upon our achievement of the three-year earnings before interest, taxes, depreciation and amortization (EBITDA) margin percentage for the three-year period ending December 31, 2013 equal to or greater than 2.5%. In the event the vesting conditions are not achieved, the awards shall lapse. As of March 31, 2013, such performance goals have not yet been met, but we do expect the awards to vest in full.
Charged to general and administrative expenses, total stock-based compensation expense was as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Restricted stock and performance awards	$3,848	$4,398
Stock options (primarily relating to our employee stock purchase plan)	573	268
	$4,421	$4,666
As of March 31, 2013, there was $29.2 million of total unrecognized compensation expense related to unvested restricted share awards, which we expect to recognize over a remaining weighted-average period of 1.9 years. Also as of March 31, 2013, there was $0.8 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 2.8 years.

Restricted stock activity for the three months ended March 31, 2013 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2012	986,577	$23.74
Granted	601,175	31.40
Vested	(409,484)	22.16
Forfeited	(7,750)	22.93
Unvested balance as of March 31, 2013	1,170,518	28.23
The total fair value of restricted stock and stock unit awards, including those with performance conditions, granted during the three months ended March 31, 2013 and 2012 was $19.3 million and $19.8 million, respectively. The total fair value of restricted stock and stock unit awards vested during the three months ended March 31, 2013 and 2012 was $13.1 million and $22.8 million, respectively.
Stock option activity for the three months ended March 31, 2013 is summarized below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In thousands)	(Years)
Outstanding as of December 31, 2012	414,061	$22.39
Granted	45,000	33.02
Exercised	(13,001)	17.97
Forfeited	(300)	17.63
Outstanding as of March 31, 2013	445,760	23.60	$3,398	3.8
Stock options exercisable and expected to vest as of March 31, 2013	445,760	23.60	$3,398	3.8
Exercisable as of March 31, 2013	390,760	22.23	$3,398	3.0
The weighted-average grant date fair value per share of stock options awarded to the new members of our board of directors during the three months ended March 31, 2013 was $14.67. The weighted-average grant date fair value per share of the stock option awarded to the director appointed during 2012 was $13.97. To determine the fair values of these stock options we applied risk-free interest rates of 1.1% to 1.4%, expected volatilities of 41.3% to 43.0%, dividend yields of 0%, and expected lives of 6 years to 7 years.
5. Fair Value Measurements
Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, a derivative asset, trade accounts payable, medical claims and benefits payable, long-term debt, derivative liabilities, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:

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

•
Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable: Our Level 2 financial instruments recorded at fair value consist of investments including corporate debt securities, municipal securities, and certificates of deposit that are classified as current investments in the accompanying consolidated balance sheets. Our investments classified as Level 2 are traded frequently though not necessarily daily. Fair value for these investments is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets.
Additionally, Level 2 financial instruments include an interest rate swap derivative liability. Fair value for the interest rate swap derivative is based on forward LIBOR rates that are and will be observable at commonly quoted intervals for the full term of the interest rate swap agreement.

•
Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions: Our Level 3 financial instruments recorded at fair value include non-current auction rate securities that are designated as available-for-sale, and are reported at fair value of $13.6 million (par value of $14.5 million) as of March 31, 2013. To estimate the fair value of these securities we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants including global financial institutions, hedge funds, private equity funds, mutual funds, corporations and other institutional investors. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from two other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of March 31, 2013.

Additionally, Level 3 financial instruments include derivative financial instruments comprising the 1.125% Call Option asset, the embedded conversion option liability, and the 1.125% Warrants liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of March 31, 2013 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. See Note 10, “Long-Term Debt,” and Note 11, “Derivative Financial Instruments,” for further information, including defined terms, regarding our derivative financial instruments.
Our financial instruments measured at fair value on a recurring basis at March 31, 2013, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$198,567	$—	$198,567	$—
GSEs	27,399	27,399	—	—
Municipal securities	75,411	—	75,411	—
U.S. treasury notes	31,938	31,938	—	—
Auction rate securities	13,600	—	—	13,600
Certificates of deposit	8,631	—	8,631	—
1.125% Call Option derivative	147,385	—	—	147,385
Total assets measured at fair value on a recurring basis	$502,931	$59,337	$282,609	$160,985

Embedded conversion option derivative	$147,309	$—	$—	$147,309
1.125% Warrants derivative	75,074	—	—	75,074
Interest rate swap derivative	1,264	—	1,264	—
Total liabilities measured at fair value on a recurring basis	$223,647	$—	$1,264	$222,383

Our financial instruments measured at fair value on a recurring basis at December 31, 2012, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$191,008	$—	$191,008	$—
GSEs	29,525	29,525	—	—
Municipal securities	75,848	—	75,848	—
U.S. treasury notes	35,740	35,740	—	—
Auction rate securities	13,419	—	—	13,419
Certificates of deposit	10,724	—	10,724	—
Total assets measured at fair value on a recurring basis	$356,264	$65,265	$277,580	$13,419

Interest rate swap derivative	$1,307	$—	$1,307	$—
The following tables present activity relating to our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Changes in Level 3 Instruments for the Three Months Ended March 31, 2013
	Total	Auction Rate Securities	Derivatives, Net
		(In thousands)
Balance at December 31, 2012	$13,419	$13,419	$—
Net unrealized gains included in other comprehensive income	331	331	—
Net unrealized gains included in earnings	76	—	76
Purchases and issuances of assets (liabilities)	(75,074)	—	(75,074)
Settlements	(150)	(150)	—
Balance at March 31, 2013	$(61,398)	$13,600	$(74,998)
The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at March 31, 2013	$318	$318	$—

	Changes in Level 3 Instruments for the Year Ended December 31, 2012
	Total	Auction Rate Securities	Derivatives, Net
	(In thousands)
Balance at December 31, 2011	$16,134	$16,134	$—
Net unrealized gains included in other comprehensive income	1,635	1,635	—
Settlements	(4,350)	(4,350)	—
Balance at December 31, 2012	$13,419	$13,419	$—
The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at December 31, 2012	$1,059	$1,059	$—
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our long-term debt, as well as the applicable fair value hierarchy tiers, are contained in the tables below. Our convertible senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. Our term loan is classified as a Level 3 financial instrument, because certain inputs used to determine the fair value of this financial instrument are unobservable. The carrying value of the term loan at March 31, 2013, approximates its fair value because there has been no significant change to our credit risk relating to this instrument from the term loan’s origination date in December 2011, through March 31, 2013. As described in Note 14, "Commitments and Contingencies," we recorded a financing obligation in connection with a lease entered into in February

2013. The financing obligation at March 31, 2013, approximates its fair value because of the short period of time between the origination of the obligation in February 2013 and March 31, 2013. The Credit Facility was repaid and terminated effective February 15, 2013.

	March 31, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$402,836	$551,271	$—	$551,271	$—
3.75% Notes	177,024	223,115	—	223,115	—
Term loan	47,179	47,179	—	—	47,179
Financing obligation	16,133	16,133	—	—	16,133
	$643,172	$837,698	$—	$774,386	$63,312

	December 31, 2012
	Carrying	Total
	Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
3.75% Notes	$175,468	$208,460	$—	$208,460	$—
Term loan	47,471	47,471	—	—	47,471
Credit facility	40,000	40,000	—	—	40,000
	$262,939	$295,931	$—	$208,460	$87,471

6. Investments
The following tables summarize our investments as of the dates indicated:

	March 31, 2013
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$198,265	$441	$139	$198,567
Government-sponsored enterprise securities (GSEs)	27,372	27	—	27,399
Municipal securities	75,216	348	153	75,411
U.S. treasury notes	31,894	44	—	31,938
Certificates of deposit	8,617	14	—	8,631
Subtotal - current investments	341,364	874	292	341,946
Auction rate securities	14,500	—	900	13,600
	$355,864	$874	$1,192	$355,546

	December 31, 2012
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$190,545	$528	$65	$191,008
GSEs	29,481	45	1	29,525
Municipal securities	75,909	185	246	75,848
U.S. treasury notes	35,700	42	2	35,740
Certificates of deposit	10,715	9	—	10,724
Subtotal - current investments	342,350	809	314	342,845
Auction rate securities	14,650	—	1,231	13,419
	$357,000	$809	$1,545	$356,264
The contractual maturities of our investments as of March 31, 2013 are summarized below:

	Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$173,871	$174,145
Due one year through five years	167,493	167,801
Due after ten years	14,500	13,600
	$355,864	$355,546
Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Net realized investment gains for the three months ended March 31, 2013, and 2012 were $94,000 and $64,000 respectively.
We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities, discussed below, we have determined that unrealized gains and losses at March 31, 2013, and December 31, 2012, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of March 31, 2013.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$52,264	$139	28	$—	$—	—
Municipal securities	21,440	153	37	—	—	—
Auction rate securities	—	—	—	13,600	900	19
	$73,704	$292	65	$13,600	$900	19
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2012.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$44,457	$65	23	$—	$—	—
Municipal securities	35,223	246	43	—	—	—
GSEs	5,004	1	1	—	—	—
U.S. treasury notes	4,511	2	5	—	—	—
Auction rate securities	—	—	—	13,419	1,231	21
	$89,195	$314	72	$13,419	$1,231	21
Auction Rate Securities
Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008, and such auctions have not resumed. Therefore, quoted prices in active markets have not been available since early 2008. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 18 years to 34 years. Considering the relative insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at March 31, 2013. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $67.6 million of these instruments at par value.
For the three months ended March 31, 2013, and 2012, we recorded pretax unrealized gains of $0.3 million and $0.1 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
7. Receivables

Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Health Plans segment:
California	$45,962	$28,553
Florida	1,468	953
Michigan	9,519	12,873
New Mexico	12,153	9,059
Ohio	33,041	40,980
Texas	8,100	7,459
Utah	4,790	3,359
Washington	13,160	17,587
Wisconsin	4,404	4,098
Others	1,145	2,177
Total Health Plans segment	133,742	127,098
Molina Medicaid Solutions segment	16,509	22,584
	$150,251	$149,682

8. Restricted Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by state authorities in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. Additionally, in connection with the Molina Medicaid Solutions segment contracts with the states of Maine and Idaho, we maintain restricted investments as collateral for letters of credit. The following table presents the balances of restricted investments:

	March 31, 2013	December 31, 2012
	(In thousands)
California	$373	$373
Florida	6,840	5,738
Michigan	1,014	1,014
New Mexico	15,917	15,915
Ohio	9,081	9,082
Texas	3,500	3,503
Utah	3,321	3,126
Washington	151	151
Other	4,619	5,199
Total Health Plans segment	44,816	44,101
Molina Medicaid Solutions segment	10,301	—
	$55,117	$44,101

The contractual maturities of our held-to-maturity restricted investments as of March 31, 2013 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$51,617	$51,622
Due one year through five years	3,500	3,501
	$55,117	$55,123

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

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balances at beginning of period	$494,530	$402,476
Components of medical care costs related to:
Current period	1,347,181	1,167,580
Prior periods	(58,427)	(36,592)
Total medical care costs	1,288,754	1,130,988
Payments for medical care costs related to:
Current period	916,426	750,994
Prior periods	375,713	326,637
Total paid	1,292,139	1,077,631
Balances at end of period	$491,145	$455,833
Benefit from prior period as a percentage of:
Balance at beginning of period	11.8%	9.1%
Premium revenue	3.8%	2.8%
Total medical care costs	4.5%	3.2%
     Assuming that our initial estimate of claims incurred but not paid (IBNP) is accurate, we believe that amounts ultimately paid out would generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. Because the amount of our initial liability is merely an estimate (and therefore not perfectly accurate), we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range. For example, for the three months ended March 31, 2012, the amounts ultimately paid out were less than the amount of the reserves we had established as of December 31, 2011 by 9.1%. Furthermore, because our initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate - we only know when the circumstances for any one or more factors are out of the ordinary.
As indicated above, the amounts ultimately paid out on our liabilities in fiscal years 2013 and 2012 were less than what we had expected when we had established our reserves. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.

We recognized favorable prior period claims development in the amount of $58.4 million for the three months ended March 31, 2013. This amount represents our estimate, as of March 31, 2013, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2012 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2012 was due primarily to the following factors:

•
At our Texas health plan, we saw a reduction in STAR+PLUS (the state’s program for aged and disabled members) membership during mid to late 2012. This caused a reduction in costs per member that we did not fully recognize in our December 31, 2012 reserve estimates.

•
At our Washington health plan, prior to July 2012, certain high-cost newborns that were approved for SSI coverage by the state were retroactively dis-enrolled from our Healthy Options (TANF) coverage, and the health plan was reimbursed for the claims paid on behalf of these members. Starting July 1, 2012, these newborns, as well as other high-cost disabled members, are now covered by the health plan under the Health Options Blind and Disabled (HOBD) program. At the end of 2012, we did not have enough claims history to accurately estimate the claims liability of the HOBD members, and as a result the liability for these high-cost members was overstated.

•	For our New Mexico health plan, we overestimated the impact of certain high-dollar outstanding claim payments as of December 31, 2012.
We recognized favorable prior period claims development in the amount of $36.6 million for the three months ended March 31, 2012. This amount represents our estimate as of March 31, 2012, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2011 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2011 was due primarily to the following factors:

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

In estimating our claims liability at March 31, 2013, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•
In our Texas health plan, although the reduction in STAR+PLUS membership has leveled off in 2013, we have seen a reduction in per member per month (PMPM) cost for outpatient services and an increase in PMPM costs for inpatient services over the past six to nine months. We have estimated the impact of these shifts in cost in our March 31, 2013 liability.

•
Our Wisconsin health plan is experiencing significant membership increases, and is expected to approximately double in size during the first four months of 2013. This new membership is transitioning to our health plan from a terminated health plan. We enrolled approximately 40,000 new members in February and March 2013. We have computed a separate reserve analysis for these members and have noted that paid claims are less than what we would expect for newly transitioned members. Therefore, we have increased the reserves for this membership, in anticipation of higher claims costs later than usual for these members.

•
Our Washington health plan began covering disabled members, including newborns, that were previously covered by the state under a separate state program. Coverage for this segment began in July of 2012, with gradual growth in membership. As of March 2013 the health plan covered approximately 28,000 members under this program. Because of the high costs for these members and the relative newness of the product category, there is still some uncertainty about the cost and reserve liability for these members as of March 31, 2013.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2012 and for the three months ended March 31, 2013, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the replenishment of reserves in the respective periods generally offset the benefit from the prior period.
10. Long-Term Debt
As of March 31, 2013, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
1.125% Notes	$550,000	$—	$—	$—	$—	$—	$550,000
3.75% Notes	187,000	—	187,000	—	—	—	—
Term loan	47,179	863	1,206	1,259	1,309	1,372	41,170
	$784,179	$863	$188,206	$1,259	$1,309	$1,372	$591,170

1.125% Cash Convertible Senior Notes due 2020

On February 15, 2013, we settled the issuance of $550.0 million aggregate principal amount of 1.125% Cash Convertible Senior Notes due 2020 (the 1.125% Notes). This transaction included the initial issuance of $450.0 million on February 11, 2013, plus the exercise of the full amount of the $100.0 million over-allotment option on February 13, 2013. The aggregate net proceeds of the 1.125% Notes were $458.9 million, after payment of the net cost of the Call Spread Overlay described below and in Note 11, “Derivative Financial Instruments,” and transaction costs. Additionally, we used $50.0 million of the net proceeds to purchase shares of our common stock (see Note 12, “Stockholders' Equity”), and $40.0 million to repay the principal owed under our Credit Facility.
Interest on the 1.125% Notes is payable semiannually in arrears on January 15 and July 15 of each year, at a rate of 1.125% per annum commencing on July 15, 2013. The 1.125% Notes will mature on January 15, 2020 unless repurchased or converted in accordance with their terms prior to such date.
The 1.125% Notes are convertible only into cash, and not into shares of our common stock or any other securities. Holders may convert their 1.125% Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding July 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2013 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of 1.125% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after July 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.125% Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.125% Notes, equal to the settlement amount, determined in the manner set forth in the Indenture.
The initial conversion rate will be 24.5277 shares of our common stock per $1,000 principal amount of 1.125% Notes (equivalent to an initial conversion price of approximately $40.77 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its 1.125% Notes in connection with such a corporate event in certain circumstances. We may not redeem the 1.125% Notes prior to the maturity date, and no sinking fund is provided for the 1.125% Notes.
If we undergo a fundamental change (as defined in the indenture to the 1.125% Notes), holders may require us to repurchase for cash all or part of their 1.125% Notes at a repurchase price equal to 100% of the principal amount of the 1.125% Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The indenture provides for customary events of default, including cross acceleration to certain other indebtedness of ours, and our significant subsidiaries.
The 1.125% Notes are senior unsecured obligations, and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 1.125% Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The 1.125% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $149.3 million, which simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.125% Notes, refer to Note 11, “Derivative Financial Instruments.”

As noted above, the reduced carrying value on the 1.125% Notes resulted in a debt discount that is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms had been issued. The effective interest rate of the 1.125% Notes is 5.9%, which is imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.125% Notes. As of March 31, 2013, we expect the 1.125% Notes to be outstanding until their January 15, 2020 maturity date, for a remaining amortization period of 6.8 years. The 1.125% Notes' if-converted value did not exceed their principal amount as of March 31, 2013.

Also in connection with the settlement of the 1.125% Notes, we paid approximately $16.9 million in transaction costs. Such costs have been allocated to the 1.125% Notes, the 1.125% Call Option (defined below) and the 1.125% Warrants (defined below) according to their relative fair values. The amount allocated to the 1.125% Notes, or $12.0 million, was capitalized and will be amortized over the term of the 1.125% Notes. The aggregate amount allocated to the 1.125% Call Option and 1.125% Warrants, or $4.9 million, was recorded to interest expense in the quarter ended March 31, 2013.

1.125% Notes Call Spread Overlay

Concurrent with the issuance of the 1.125% Notes, we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes. These transactions represent a Call Spread Overlay, whereby the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by the sales price of the 1.125% Warrants. Assuming full performance by the counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes. We used $149.3 million of the proceeds from the settlement of the 1.125% Notes to pay for the 1.125% Call Option, and simultaneously received $75.1 million for the sale of the 1.125% Warrants, for a net cash outlay of $74.2 million for the Call Spread Overlay. The 1.125% Call Option and the 1.125% Warrants are derivative financial instruments; refer to Note 11, “Derivative Financial Instruments” for further discussion.

Aside from the initial payment of a premium to the counterparties of $149.3 million for the 1.125% Call Option, we will not be required to make any cash payments to the counterparties under the 1.125% Call Option, and will be entitled to receive from the counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.125% Call Options during the relevant valuation period. The strike price under the 1.125% Call Option is initially equal to the conversion price of the 1.125% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants transactions and the additional 1.125% Warrants transactions, subject to a share delivery cap. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Pursuant to the 1.125% Warrants transactions, we issued 13,490,236 warrants with strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.

3.75% Convertible Senior Notes due 2014
We had $187.0 million of 3.75% Convertible Senior Notes due 2014 (the 3.75% Notes) outstanding as of March 31, 2013 and December 31, 2012, respectively. The 3.75% Notes rank equally in right of payment with our existing and future senior indebtedness. The 3.75% Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the 3.75% Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.
Because the 3.75% Notes have cash settlement features, accounting guidance required us to allocate the proceeds from their issuance between a liability component and an equity component. The reduced carrying value on the 3.75% Notes resulted in a debt discount that is amortized back to the 3.75% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 3.75% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms had been issued. The effective interest rate of the 3.75% Notes is 7.5%, principally based on the seven-year U.S. Treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. As of March 31, 2013, we expect the 3.75% Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 18 months. The 3.75% Notes’ if-converted value did not exceed their principal amount as of March 31, 2013. At March 31, 2013, the equity component of the 3.75% Notes, net of the impact of deferred taxes, was $24.0 million.

The principal amounts, unamortized discount and net carrying amounts of the 1.125% Notes and 3.75% Notes were as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
March 31, 2013:
1.125% Notes	$550,000	$147,164	$402,836
3.75% Notes	187,000	9,976	177,024
	$737,000	$157,140	$579,860
December 31, 2012:
3.75% Notes	$187,000	$11,532	$175,468

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$2,527	$1,753
Amortization of the discount on the liability component	3,723	1,443
Total interest cost recognized	$6,250	$3,196
Term Loan
In December 2011, our wholly owned subsidiary, Molina Center LLC, entered into a Term Loan Agreement with various lenders and East West Bank, as Administrative Agent (the Administrative Agent) to borrow $48.6 million to finance a portion of the purchase price for the Molina Center, located in Long Beach, California.
The outstanding principal amount under the Term Loan Agreement bears interest at the Eurodollar rate for each Interest Period (as defined below). The Eurodollar rate is a per annum rate of interest equal to the greater of (a) the rate that is published in the Wall Street Journal as the London interbank offered rate for deposits in United States dollars, for a period of one month, two business days prior to the commencement of an Interest Period, multiplied by a statutory reserve rate established by the Board of Governors of the Federal Reserve System, or (b) 4.25%. Interest Period means the period commencing on the first day of each calendar month and ending on the last day of each calendar month. The loan matures on November 30, 2018, and is subject to a 25-year amortization schedule that commenced on January 1, 2012.
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
Credit Facility
On February 15, 2013, we used approximately $40.0 million of the net proceeds from the offering of the 1.125% Notes to repay all of the outstanding indebtedness under our $170 million revolving Credit Facility, with various lenders and U.S. Bank National Association, as Line of Credit Issuer, Swing Line Lender, and Administrative Agent. As of December 31, 2012, there was $40.0 million outstanding under the Credit Facility.
We terminated the Credit Facility in connection with the closing of the offering and sale of the 1.125% Notes. Two letters of credit in the aggregate principal amount of $10.3 million that reduced the amount available for borrowing under the Credit Facility as of December 31, 2012, were transferred to direct issue letters of credit with another financial institution.
11. Derivative Financial Instruments
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	March 31, 2013
		(In thousands)
Derivative asset:
1.125% Call Option	Non-current assets: Derivative asset	$147,385

Derivative liabilities:
Embedded cash conversion option	Non-current liabilities: Derivative liabilities	$147,309
1.125% Warrants	Non-current liabilities: Derivative liabilities	75,074
Interest rate swap	Non-current liabilities: Derivative liabilities	1,264
		$223,647
Our derivative financial instruments do not qualify for hedge treatment, therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of income, in “Other income (expense).” The following table summarizes the gain (loss) recorded in the period presented (as of March 31, 2012, we did not hold any derivative financial instruments):

Three Months Ended March 31, 2013
(In thousands)
Derivative gains (losses):
1.125% Call Option	$(1,946)
Embedded cash conversion option	2,022
Interest rate swap	43
$119

1.125% Notes Call Spread Overlay
We entered into the 1.125% Call Option and the 1.125% Warrants transactions with certain of the initial purchasers of the 1.125% Notes (the Option Counterparties). These transactions represent a Call Spread Overlay, whereby the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the debentures was reduced by the sales price of the 1.125% Warrants. Assuming full performance by the counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes. We used $149.3 million of the proceeds from the settlement of the 1.125% Notes to pay for the 1.125% Call Option, and simultaneously received $75.1 million for the sale of the 1.125% Warrants, for a net cash outlay of $74.2 million for the Call Spread Overlay.
Aside from the initial payment of a premium to the counterparties of $149.3 million for the 1.125% Call Option, we will not be required to make any cash payments to the counterparties under the 1.125% Call Option, and will be entitled to receive from the counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.125% Call Options during the relevant valuation period. The strike price under the 1.125% Call Option is initially equal to the conversion price of the 1.125% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants transactions and the additional 1.125% Warrants transactions, subject to a share delivery cap. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Pursuant to the 1.125% Warrants transactions, we issued 13,490,236 warrants with strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.
The 1.125% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. The 1.125% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.125% Call Option, refer to Note 5, “Fair Value Measurements.”
The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.125% Warrants. The 1.125% Warrants are recorded as a derivative liability requiring mark-to-market accounting treatment due to certain terms in the warrant agreements that prevent such instruments being considered to be indexed in our common stock. The 1.125% Warrants are measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.125% Warrants, refer to Note 5, “Fair Value Measurements.”
1.125% Notes Embedded Cash Conversion Option

The embedded cash conversion option within the 1.125% Notes is required to be separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $149.3 million, which simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 5, “Fair Value Measurements.”
Interest Rate Swap
In May 2012, we entered into a $42.5 million notional amount interest rate swap agreement (Swap), with an effective date of March 1, 2013. The Swap is intended to reduce our exposure to fluctuations in the contractual variable interest rates under our Term Loan Agreement, and expires on the maturity date of the Term Loan Agreement, which is November 30, 2018. Since its inception, the Swap has not been designated as a hedge. Under the Swap, we will receive a variable rate of the one-month LIBOR plus 3.25%, and pay a fixed rate of 5.34%. The Swap is measured and reported at fair value on a recurring basis, within Level 2 of the fair value hierarchy. We believe that we are not exposed to more than a nominal amount of credit risk relating to the Swap because the counterparty is an established and well-capitalized financial institution.

12. Stockholders’ Equity
Securities Repurchases and Repurchase Program. In connection with the issuance and settlement of the 1.125% Notes, we used a portion of the net proceeds from the offering to repurchase $50 million of our common stock in negotiated transactions with institutional investors in the offering, concurrently with the pricing of the offering. On February 12, 2013, we repurchased a total of 1,624,959 shares at $30.77 per share, which was our closing stock price on that date. As of March 31, 2013, additional paid-in capital decreased primarily due to this repurchase.

Effective as of February 13, 2013, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or the 3.75% Notes, in addition to the $50.0 million repurchase discussed above. The repurchase program extends through December 31, 2014.

Shelf Registration Statement. In May 2012, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.
Stock Plans. In connection with the plans described in Note 4, “Stock-Based Compensation,” we issued approximately 279,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the three months ended March 31, 2013.
13. Segment Reporting
We report our financial performance based on two reportable segments: Health Plans and Molina Medicaid Solutions. Our reportable segments are consistent with how we manage the business and view the markets we serve. Our Health Plans segment consists of our state health plans and also includes our direct delivery business. Our state health plans represent operating segments that have been aggregated for reporting purposes because they share similar economic characteristics.
Our Molina Medicaid Solutions segment provides design, development, implementation; business process outsourcing solutions; hosting services; and information technology support services to state Medicaid agencies.
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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenue:
Health Plans:
Premium revenue	$1,534,608	$1,325,406
Investment income	1,529	1,717
Rental and other income	4,694	4,259
Molina Medicaid Solutions:
Service revenue	49,756	42,205
	$1,590,587	$1,373,587
Depreciation and amortization:
Health Plans	$15,238	$13,743
Molina Medicaid Solutions	6,561	4,596
	$21,799	$18,339
Operating Income:
Health Plans	$60,738	$25,011
Molina Medicaid Solutions	6,353	8,409
Total operating income	67,091	33,420
Interest expense	(13,037)	(4,298)
Other income	131	—
Income before income taxes	$54,185	$29,122

	March 31, 2013	December 31, 2012
	(In thousands)
Goodwill and intangible assets, net:
Health Plans	$136,874	$139,710
Molina Medicaid Solutions	87,078	89,089
	$223,952	$228,799
Total assets:
Health Plans	$2,280,460	$1,702,212
Molina Medicaid Solutions	207,629	232,610
	$2,488,089	$1,934,822

14. Commitments and Contingencies
Leases
We lease administrative and clinic facilities, and certain equipment, under non-cancelable operating leases expiring on various dates through 2024. Facility lease terms generally range from five to ten years with one-to-two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the lease period. Certain of our leases contain rent escalation clauses or lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the lease term.
As described and defined in further detail in Note 15, "Related Party Transactions," we entered into a Lease for office space in February 2013 consisting of two office buildings under construction. Because of our involvement in the properties, we are treated as the in-substance owner of the properties. As such, we have recorded $16.1 million to construction in progress, included in property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of March 31, 2013. This amount represents costs, including construction costs, incurred to date by the Landlord on the properties. We have recorded a corresponding financing obligation of $16.1 million to long-term debt, and will capitalize construction costs as incurred, including imputed interest, until the properties are available for occupancy. In addition to the capitalization of the costs incurred by the Landlord, we have imputed and recorded rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was immaterial for the three months ended March 31, 2013.
As of March 31, 2013, our expectation is that Building A will be available for occupancy in June 2013, and Building B will be available for occupancy in November 2014. At the time of occupancy for each property, we will evaluate the accounting guidance applicable to sale-leasebacks of real estate to determine our continuing involvement in the properties, and whether we can remove the assets from our balance sheet.
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
Regulatory Capital and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Such state laws and regulations also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $572.9 million at March 31, 2013, and $549.7 million at December 31, 2012. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $450.5 million and $46.9 million as of March 31, 2013, and December 31, 2012, respectively.
The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin have adopted these rules, which may vary from state to state. California and Florida have not adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.
As of March 31, 2013, our health plans had aggregate statutory capital and surplus of approximately $585.5 million compared with the required minimum aggregate statutory capital and surplus of approximately $341.7 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2013. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
As described in Note 2, "Significant Accounting Policies," the ACA imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The fee will be imposed beginning in 2014 based on a company's share of the industry's net premiums written during the preceding calendar year. If the fee assessment is enacted as written, our minimum capitalization requirements will increase significantly on January 1, 2014; we are currently evaluating the impact of the fee assessment to our financial position, results of operations and cash flows.
15. Related Party Transactions
Lease
On February 27, 2013, we entered into a lease (the Lease) with 6th & Pine Development, LLC (the Landlord) for office space located in Long Beach, California. The Lease consists of two office buildings under construction, including a building which comprises approximately 70,000 square feet of office space (Building A); and a building which is expected to comprise approximately 120,000 square feet of office space (Building B).
The term of the Lease with respect to Building A is expected to commence on June 1, 2013, and the term of the Lease with respect to Building B is expected to commence on November 1, 2014. The initial term of the Lease with respect to both buildings expires on December 31, 2024, subject to two options to extend the term for a period of five years each. Initial annual rent for Building A is expected to be approximately $2.5 million, and initial annual rent for Building B is expected to be approximately $4.0 million. Rent will increase 3.75% per year through the initial term. Rent during the extension terms will be the greater of then-current rent or fair market rent.
The principal members of the Landlord are John C. Molina, our chief financial officer and a director of the Company, and his wife. In addition, in connection with the development of the buildings being leased, the Landlord has pledged shares of common stock in the Company he holds as trustee. Dr. J. Mario Molina, our chief executive officer and chairman of the board of directors, holds a partial interest in such shares as trust beneficiary.
Medical Services
We have an equity investment in a medical service provider that provides certain vision services to our members; we account for this investment under the equity method of accounting. For the three months ended March 31, 2013 and 2012, we paid $7.7 million, and $6.6 million, respectively, for medical service fees to this provider.
16. Variable Interest Entities
Joseph M. Molina M.D., Professional Corporations

The Joseph M. Molina, M.D. Professional Corporations (JMMPC) were created in 2012 to further advance our direct delivery business. JMMPC's sole shareholder is Dr. J. Mario Molina, our Chairman of the Board, President and Chief Executive Officer. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. JMMPC provides outpatient professional medical services to the general public for routine non-life threatening, outpatient health care needs. Substantially all of the individuals served by JMMPC are members of our health plans. JMMPC does not have agreements to provide professional medical services with any other entities.
Our wholly owned subsidiary, American Family Care, Inc. (AFC), has entered into services agreements with JMMPC to provide clinic facilities, clinic administrative support staff, patient scheduling services and medical supplies to JMMPC. The services agreements were designed such that JMMPC will not operate at a loss, ensuring the availability of quality care and access for our health plan members. The services agreements provide that the administrative fees charged to JMMPC by AFC are reviewed annually to assure the achievement of this goal.
Our California, Florida, New Mexico and Washington health plans have entered into primary care capitation agreements with JMMPC. These agreements also direct our health plans to fund JMMPC's operating deficits, or receive JMMPC's operating surpluses, based on a monthly reconciliation. Because the AFC services agreements described above mitigate the likelihood of significant operating deficits or surpluses, such monthly reconciliation amounts are insignificant. There were no amounts recorded under this reconciliation arrangement for the three months ended March 31, 2013 and March 31, 2012.
We have determined that JMMPC is a variable interest entity, or VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of March 31, 2013, JMMPC had total assets of $1.3 million, comprising primarily cash and equivalents, and total liabilities of $1.1 million, comprising primarily accrued payroll and employee benefits.
Our maximum exposure to loss as a result of our involvement with JMMPC is equal to the amounts needed to fund JMMPC's ongoing payroll and employee benefits. We believe that such loss exposure will be immaterial to our consolidated operating results and cash flows for the foreseeable future. We provided an initial cash infusion of $0.3 million to JMMPC in the first quarter of 2012 to fund its start-up operations.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated as a result of, but not limited to, risk factors related to the following:

•
uncertainties associated with the implementation of the Affordable Care Act, including the impact of the health insurance industry excise tax, the expansion of Medicaid eligibility in participating states to previously uninsured populations unfamiliar with managed care, the implementation of state insurance exchanges currently expected to become operational by October 1, 2013, the effect of various implementing regulations, and uncertainties regarding the impact of other federal or state health care and insurance reform measures, including the duals demonstration programs in California, Illinois, Ohio, Michigan, Texas, and Washington;

•	the success of our medical cost containment initiatives in Texas, and other risks associated with the expansion of our Texas health plan's service areas in 2012;

•
significant budget pressures on state governments and their potential inability to maintain current rates, to implement expected rate increases, or to maintain existing benefit packages or membership eligibility thresholds or criteria;

•	management of our medical costs, including seasonal flu patterns and rates of utilization that are consistent with our expectations and our accruals for incurred but not reported medical costs;

•
the success of our efforts to retain existing government contracts and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states, and our ability to increase our revenues consistent with our expectations;

•	accurate estimation of incurred but not reported medical costs across our health plans;

•	risks associated with the continued growth in new Medicaid and Medicare enrollees, and the development of actuarially sound rates with respect to such new enrollees, including duals;

•	retroactive adjustments to premium revenue or accounting estimates which require adjustment based upon subsequent developments, including Medicaid pharmaceutical rebates;

•	continuation and renewal of the government contracts of both our health plans and Molina Medicaid Solutions and the terms under which such contracts are renewed;

•	government audits and reviews, and any enrollment freeze or monitoring program that may result therefrom;

•	changes with respect to our provider contracts and the loss of providers;

•
the establishment of a federal or state medical cost expenditure floor as a percentage of the premiums we receive, and the interpretation and implementation of medical cost expenditure floors, administrative cost and profit ceilings, and profit sharing arrangements;

•	interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•
the favorable resolution of litigation, arbitration, or administrative proceedings, including our pending litigation against the state of California related to rates paid to our California plan in earlier years that were not actuarially sound;

•	restrictions and covenants in any future credit facility;

•	the relatively small number of states in which we operate health plans;

•
the availability of adequate financing to fund and capitalize our expansion and growth activities and to meet our liquidity needs, including the interest expense and other costs associated with such financing;

•	a state's failure to renew its federal Medicaid waiver;

•	inadvertent unauthorized disclosure of protected health information;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments;

•	changes in general economic conditions, including unemployment rates; and

•	increasing consolidation in the Medicaid industry.
Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals and to assist state agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: Health Plans and Molina Medicaid Solutions.
Our Health Plans segment comprises health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. As of March 31, 2013, these health plans served approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our direct delivery business consists of primary care community clinics in California, Florida, New Mexico, and Washington.
Our health plans’ state Medicaid contracts generally have terms of three to four years with annual adjustments to premium rates. These contracts are renewable at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause. Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in retaining their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals, or RFP, subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, on February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan’s prior contract with the state expired without renewal on June 30, 2012 subject to certain transition obligations.
Our state Medicaid contracts may be periodically adjusted to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations (such as the aged, blind or disabled, or ABD); and regions or service areas. For example, our Texas health plan added significant membership effective March 1, 2012, in service areas we had not previously served (the Hidalgo and El Paso service areas); and among populations we had not previously served within existing service areas, such as the Temporary Assistance for Needy Families, or TANF, population in the Dallas service area. Additionally, the health benefits provided to our TANF and ABD members in Texas under our contracts with the state were expanded to include inpatient facility and pharmacy services effective March 1, 2012.
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
On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intended to award the contract for a replacement Medicaid Management Information System (MMIS) to a different vendor, CNSI. However, in March 2013, the state of Louisiana cancelled its contract award to CNSI. CNSI is currently challenging the contract cancellation. The state has informed us that we will continue to perform under our current contract until a successor is named. Subject to the pending challenge, it is currently uncertain whether a new RFP will be issued, and if so, when it will be issued. At such time as a new RFP may be issued, we intend to respond to the state's RFP. For the three months ended March 31, 2013, our revenue under the Louisiana MMIS contract was approximately $10.1 million, or 20.3% of total service revenue. So long as our Louisiana MMIS contract continues, we expect to recognize approximately $40 million of service revenue annually under this contract.
Composition of Revenue and Membership
Health Plans Segment

Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the three months ended March 31, 2013, we received approximately 96% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
For the three months ended March 31, 2013, we recognized approximately 4% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.
The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for the Children’s Health Insurance Program, or CHIP, members are generally among our lowest, with rates as low as approximately $70 PMPM in California. Premium revenues for Medicaid members are generally higher. Among the TANF Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $100 in California to $260 in Ohio. Among our ABD membership, PMPM premiums range from approximately $400 in Utah to $1,400 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy, inpatient, behavioral health and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest PMPM premiums in the aggregate, at approximately $1,200 PMPM.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
Total Ending Membership by Health Plan:
California	332,000	336,000	351,000
Florida	75,000	73,000	69,000
Michigan	217,000	220,000	222,000
Missouri (1)	—	—	81,000
New Mexico	91,000	91,000	89,000
Ohio	242,000	244,000	249,000
Texas	274,000	282,000	280,000
Utah	87,000	87,000	86,000
Washington	416,000	418,000	356,000
Wisconsin	86,000	46,000	42,000
Total	1,820,000	1,797,000	1,825,000
Total Ending Membership for our Medicare Advantage Plans:
California	7,700	7,700	6,900
Florida	600	900	800
Michigan	9,200	9,700	8,500
New Mexico	900	900	900
Ohio	300	300	200
Texas	1,900	1,500	800
Utah	7,600	8,200	8,100
Washington	6,100	6,500	5,200
Total	34,300	35,700	31,400
Total Ending Membership for our Aged, Blind or Disabled Population:
California	44,600	44,700	37,300
Florida	10,400	10,300	10,500
Michigan	44,000	41,900	38,800
New Mexico	5,800	5,700	5,600
Ohio	28,200	28,200	29,700
Texas	94,200	95,900	109,000
Utah	9,200	9,000	8,700
Washington	31,300	30,000	4,700
Wisconsin	1,600	1,700	1,700
Total	269,300	267,400	246,000

(1)	Our contract with the state of Missouri expired without renewal on June 30, 2012.
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

•
Other — Expenses for medically related administrative costs of approximately $33.9 million, and $32.1 million, for the three months ended March 31, 2013 and 2012, respectively, as well as certain provider incentive costs, reinsurance, costs to operate our medical clinics, and other medical expenses.

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
First Quarter Financial Performance Summary
The following table and narrative briefly summarize our financial and operating performance for the three months ended March 31, 2013 and 2012. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio and the premium tax ratio are computed as a percentage of premium revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended March 31,
	2013	2012
	(Dollar amounts in thousands, except per share data)
Net income per diluted share	$0.64	$0.39
Premium revenue	$1,534,608	$1,325,406
Service revenue	$49,756	$42,205
Operating income	$67,091	$33,420
Net income	$29,915	$18,089
Total ending membership	1,820,000	1,825,000
Premium revenue	96.5%	96.5%
Service revenue	3.1%	3.1%
Investment income	0.1%	0.1%
Rental and other income	0.3%	0.3%
Total revenue	100.0%	100.0%

Medical care ratio	86.1%	88.1%
General and administrative expense ratio	8.9%	8.8%
Premium tax ratio	2.4%	3.2%
Operating income	4.2%	2.4%
Net income	1.9%	1.3%
Effective tax rate	44.8%	37.9%
Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)
We calculate a non-GAAP measure, EBITDA, which management uses as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry. The reconciliation of this non-GAAP to GAAP financial measure is as follows (GAAP stands for U.S. generally accepted accounting principles):

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$29,915	$18,089
Add back:
Depreciation and amortization reported in the consolidated statements of cash flows	21,799	18,339
Interest expense	13,037	4,298
Income tax expense	24,270	11,033
EBITDA (1)	$89,021	$51,759

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

First Quarter 2013 Overview
For the first quarter of 2013, net income was $29.9 million, or $0.64 per diluted share, compared with net income of $18.1 million, or $0.39 per diluted share, for the first quarter of 2012.
Our financial performance in the first quarter of 2013 improved substantially over the first quarter of 2012. Among the key developments affecting first quarter 2013 performance were the following:

•
The recognition of approximately $21 million of premium rate changes at the California health plan. Approximately $19 million of the premium revenue related to 2012 and 2011. Net of related expenses, the rate increases resulted in an increase of approximately $19 million to pretax income; $18 million (approximately $0.24 per diluted share) of which related to 2012 and 2011. The adjustment to premium rates resulted from the receipt of new rate sheets from the state of California that restored the rates that had existed prior to the cuts that had been taken effective July 1, 2011, and a modest increase to rates for our ABD membership retroactive to July 1, 2011. The new premium rates are expected to increase premium revenue at the California health plan going forward by approximately $400,000 per month;

•
The recognition of approximately $6 million (approximately $0.08 per diluted share) of performance revenue at the Texas health plan related to 2012. The Texas health plan recently received notice from the Texas Department of Health and Human Services that a specific measure is being removed from the calculation of performance revenue for all contracted health plans for 2012. As of December 31, 2012, the Texas health plan had not recognized approximately $6 million of revenue related to this performance measure;

•	Flat inpatient utilization compared to the first quarter of 2012;

•	Improved performance at the Florida, Texas, Ohio and Wisconsin health plans; and

•
The immediate recognition in interest expense of approximately $6 million (approximately $0.08 per diluted share) of debt issuance fees related to our issuance of $550 million of 1.125% cash convertible senior notes (the 1.125% Notes) in February 2013. The remainder of the fees associated with that issuance will be expensed over the seven-year life of the 1.125% Notes.

Results of Operations
Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012
Health Plans Segment
Premium Revenue
Premium revenue for the first quarter of 2013 increased 16% (or 17%, net of premium taxes) over the first quarter of 2012, primarily due to a shift in member mix to populations generating higher premium revenue per member per month (PMPM). Medicare premium revenue was $118.4 million for the first quarter of 2013 compared with $109.8 million for the first quarter of 2012.
Growth in our ABD membership in Washington and California led to higher premium revenue PMPM in 2013. ABD membership, as a percent of total membership, has increased approximately 10% year over year. Premium revenue PMPM also increased in the first quarter of 2013 as a result of the inclusion of revenue for pharmacy benefits for the Utah health plan effective January 1, 2013, and as a result of the inclusion of revenue for inpatient facility and pharmacy benefits across all of the Texas health plan’s membership effective March 1, 2012.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended March 31,
	2013			2012
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$867,648	$160.18	67.3%	$777,267	$148.81	68.7%
Pharmacy	231,838	42.80	18.0%	173,237	33.17	15.3%
Capitation	140,324	25.91	10.9%	136,038	26.04	12.0%
Other	48,944	9.04	3.8%	44,446	8.51	4.0%
Total	$1,288,754	$237.93	100.0%	$1,130,988	$216.53	100.0%

Medical care costs increased in the first quarter of 2013 primarily due to the same shifts in member mix and the benefit expansions that led to increased premium revenue, particularly in California, Texas and Washington. Our consolidated medical care ratio, however, decreased to 86.1% in the first quarter of 2013, from 88.1% in the first quarter of 2012. Retroactive rate increases for the California health plan and increased margins at the Texas health plan were the primary drivers of the lower medical care ratio in the first quarter of 2013. Stable inpatient utilization and lower pharmacy unit costs also contributed to the lower medical care ratio in the first quarter of 2013.

Individual Health Plan Analysis

The medical care ratio at the California health plan decreased to 85.1% in the first quarter of 2013 from 88.7% in the first quarter of 2012. The lower medical care ratio was primarily the result of the recognition of retroactive premium rate changes that contributed approximately $19 million to pretax income for the first quarter of 2013, of which approximately $18 million (after related expenses) related to 2012 and 2011.
The medical care ratio of the Florida health plan decreased to 84.9% in the first quarter of 2013, from 88.2% in the first quarter of 2012 due to improved hospital provider contracts, inpatient utilization reductions and lower pharmacy costs.
The medical care ratio of the Michigan health plan increased to 88.1% in the first quarter of 2013, from 84.0% in the first quarter of 2012, primarily as a result of higher pharmacy and fee-for-service costs.
The medical care ratio of the New Mexico health plan increased to 85.9% in the first quarter of 2013, from 84.7% in the first quarter of 2012, primarily as a result of higher pharmacy and fee-for-service costs.
The medical care ratio of the Ohio health plan decreased to 84.6% for the first quarter of 2013, from 87.4% for the first quarter of 2012, primarily as a result of a 4% premium rate increase effective January 1, 2013.
The medical care ratio of the Texas health plan was 80.9% in the first quarter of 2013 compared with 92.3% in the first quarter of 2012. We previously reported on the financial challenges faced by the Texas health plan. Although first quarter results show considerable improvement over the results reported for the first quarter of 2012, management cautions investors regarding the following points:

•
The first quarters of 2013 and 2012 are not meaningfully comparable. The state of Texas expanded Medicaid managed care into new regions effective March 1, 2012. Additionally, the state extended inpatient facility and pharmacy benefits into Medicaid managed care on that date. The result of these actions was to dramatically increase the Texas health plan's revenue and medical costs between the first quarter of 2012 and 2013.

•	The Texas health plan received a 4% rate increase (adding about $4 million to monthly revenue) effective September 1, 2012.

•
Certain out-of-period adjustments artificially lowered the medical care ratio for the Texas health plan in the first quarter of 2013. Absent the previously described $6 million out-of-period benefit related to 2012 performance revenue, and a $13.5 million benefit from favorable development of the claims liability established for the health plan at December 31, 2012, the Texas health plan's medical care ratio for the first quarter of 2013 would have been approximately 86.6% rather than the reported medical care ratio of 80.9%.

•
While management continues to work to improve the financial performance of the Texas health plan, management also believes that increased payments to certain providers are necessary. Specifically, the health plan intends to increase provider reimbursement for personal attendant services and day activity and health services effective July 1, 2013. We anticipate that this increase in provider payments alone will add approximately $10 million to medical expense in the second half of 2013.

The medical care ratio of the Utah health plan increased to 86.8% in the first quarter of 2013, from 77.0% in the first quarter of 2012 primarily due to a Medicaid premium rate reduction of approximately 16% (exclusive of the pharmacy benefit added) effective January 1, 2013.
The medical care ratio of the Washington health plan increased to 87.6% in the first quarter of 2013, compared with 85.7% in the first quarter of 2012 primarily due to the addition of ABD members effective July 1, 2012. The higher premium revenue PMPM associated with the ABD membership, however, offset the increased medical care ratio, so that the excess of premium revenue over medical care costs increased to $42.3 million for the first quarter of 2013, compared with $34.2 million for the first quarter of 2012.
The medical care ratio of the Wisconsin health plan decreased to 87.2% in the first quarter of 2013, compared with 98.5% in the first quarter of 2012. The Wisconsin health plan has implemented provider contracting initiatives and new utilization management techniques as a part of its efforts to improve profitability, including in-sourcing the management of behavioral health services. The health plan received a 3% premium rate increase effective January 1, 2013. Additionally, the health plan gained 40,000 members in February and March due to another health plan's recent exit from the market. We are closely monitoring the utilization patterns and loss reserves for these new members.

Health Plans Segment Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended March 31, 2013
		Premium Revenue		Medical Care Costs			MCR (2)
	Member Months (1)	Total	PMPM	Total	PMPM	Premium Tax Expense
California	1,001	$187,880	$187.64	$159,763	$159.56	$92	85.1%
Florida	223	58,167	260.15	49,404	220.95	3	84.9
Michigan	652	167,676	257.24	146,748	225.13	1,119	88.1
New Mexico	274	85,798	313.54	72,149	263.66	1,798	85.9
Ohio	726	291,518	401.73	227,454	313.45	22,710	84.6
Texas	832	335,296	402.99	266,449	320.24	5,845	80.9
Utah	259	74,956	289.59	65,029	251.24	—	86.8
Washington	1,250	303,719	243.05	261,397	209.18	5,433	87.6
Wisconsin	200	27,124	135.53	23,664	118.24	—	87.2
Other (3) (4)	—	2,474	—	16,697	—	—	—
	5,417	$1,534,608	$283.32	$1,288,754	$237.93	$37,000	86.1%

	Three Months Ended March 31, 2012
		Premium Revenue		Medical Care Costs			MCR (2)
	Member Months (1)	Total	PMPM	Total	PMPM	Premium Tax Expense
California	1,059	$161,685	$152.65	$141,349	$133.45	$2,309	88.7%
Florida	208	56,190	269.87	49,569	238.07	7	88.2
Michigan	665	167,906	252.49	134,211	201.82	8,040	84.0
Missouri (4)	243	56,613	233.32	53,120	218.93	—	93.8
New Mexico	266	81,226	305.63	67,111	252.52	1,953	84.7
Ohio	746	293,525	393.73	236,701	317.51	22,853	87.4
Texas	592	198,236	334.61	180,089	303.97	3,197	92.3
Utah	252	75,138	297.59	57,881	229.24	—	77.0
Washington	1,067	215,610	202.08	181,425	170.04	3,816	85.7
Wisconsin	125	17,142	136.97	16,886	134.92	—	98.5
Other (3)	—	2,135	—	12,646	—	11	—
	5,223	$1,325,406	$253.75	$1,130,988	$216.53	$42,186	88.1%

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	The MCR represents medical costs as a percentage of premium revenues, where premium revenue is reduced by premium tax expense.

(3)	“Other” medical care costs also include medically related administrative costs at the parent company.

(4)	Our contract with the state of Missouri expired without renewal on June 30, 2012. The Missouri health plan's claims run-out activity subsequent to June 30, 2012, is reported in "Other."
Molina Medicaid Solutions Segment

Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Service revenue before amortization	$50,485	$42,358
Amortization recorded as reduction of service revenue	(729)	(153)
Service revenue	49,756	42,205
Cost of service revenue	39,770	30,494
General and administrative costs	2,351	2,020
Amortization of customer relationship intangibles recorded as amortization	1,282	1,282
Operating income	$6,353	$8,409

Operating income for our Molina Medicaid Solutions segment decreased $2.1 million for the three months ended March 31, 2013, compared with the same prior year period. The decrease in operating income was primarily the result of a change in the mix of transactions processed from fee-for-service claims to managed care encounters (processing fees are lower for encounters than for fee-for-service claims) and changes to state contracts implemented during 2012.

Consolidated Expenses

General and Administrative Expenses

General and administrative expenses increased to 8.9% of total revenue for the three months ended March 31, 2013, compared with 8.8% of total revenue for the three months ended March 31, 2012. The increased ratio of general and administrative expenses to total revenue for the three months ended March 31, 2013, was primarily due to continuing investments in administrative infrastructure in anticipation of opportunities among the dual-eligible population.

Premium Tax Expense

Premium tax expense decreased to 2.4% of premium revenue for the three months ended March 31, 2013, from 3.2% in the three months ended March 31, 2012. The decrease in 2013 was primarily due to the reduction of premium taxes at the Michigan and California health plans effective in 2012.

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

	Three Months Ended March 31,
	2013		2012
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software	$12,447	0.8%	$9,472	0.7%
Amortization of intangible assets	4,118	0.3	5,553	0.4
Depreciation and amortization reported as such in the consolidated statements of income	16,565	1.1	15,025	1.1
Amortization recorded as reduction of service revenue	729	—	153	—
Amortization of capitalized software recorded as cost of service revenue	4,505	0.3	3,161	0.2
Total	$21,799	1.4%	$18,339	1.3%

Other Expenses (Income)
Interest expense increased to $13.0 million for the three months ended March 31, 2013, from $4.3 million for the three months ended March 31, 2012, primarily due to the issuance of the 1.125% Notes in February 2013. Interest expense includes non-cash interest expense relating to our convertible senior notes, which amounted to $3.7 million and $1.4 million for the three months ended March 31, 2013, and 2012, respectively. Interest expense in 2013 also included the immediate recognition of approximately $6 million of interest expense relating to debt issuance costs. The remainder of the fees associated with that issuance, amounting to approximately $12 million, will be expensed over the seven-year life of the 1.125% Notes.
Income Taxes
The provision for income taxes is recorded at an effective rate of 44.8% for the three months ended March 31, 2013 compared with 37.9% for the three months ended March 31, 2012. The higher rate in 2013 is primarily due to the impact of non-deductible compensation under a provision of the Affordable Care Act that limits deductions claimed by health insurers on compensation earned after December 31, 2009 that is paid after December 31, 2012.
Other Transactions
As described above, our Missouri health plan, Alliance for Community Health, L.L.C. (ACH), was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, our Missouri health plan's prior contract with the state (the MC+ Contract) expired without renewal on June 30, 2012, subject to certain transition obligations which terminate on June 30, 2013. On April 5, 2013, ACH entered into an assignment and assumption agreement with an affiliated company, Molina Healthcare of Illinois, Inc., another one of our wholly owned subsidiaries (Molina Illinois), pursuant to which ACH assigned to Molina Illinois substantially all of its assets and liabilities, including its surviving rights, duties and obligations, including all of the post-expiration duties and services under the MC+ Contract. Such assignment was approved by the Missouri Department of Insurance, Financial Institutions and Professional Registration, and the Illinois Department of Insurance. The state of Missouri's Medicaid agency also consented to the assignment. Subsequent to the effectiveness of the assignment and assumption agreement, ACH surrendered its Missouri certificate of authority as a health maintenance organization. We intend to abandon our equity interests in ACH to an unrelated entity. Pursuant to such transaction, ACH will retain certain assets and investments to which we will no longer have access after the abandonment transaction is effected, and which amounts we intend to write off.

Liquidity and Capital Resources

Introduction
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of March 31, 2013, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income was $1.5 million for the three months ended March 31, 2013, compared with $1.7 million for the three months ended March 31, 2012. Our annualized portfolio yield for the three months ended March 31, 2013 was 0.4% compared with 0.6% for the three months ended March 31, 2012.
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
Liquidity
Cash provided by operating activities for the three months ended March 31, 2013 was $20.1 million compared with $50.6 million for the three months ended March 31, 2012, a decrease of $30.5 million. The decrease in cash provided by operating activities was primarily due to the changes in deferred revenue and medical claims and benefits payable, partially offset by the change in accounts receivable. Deferred revenue and medical claims and benefits payable were a use of operating cash amounting to $9.4 million in the aggregate in the three months ended March 31, 2013, compared with a source of operating cash of $97.9 million in the aggregate in the same period in 2012. Accounts receivable was a use of operating cash amounting to $0.6 million in the three months ended March 31, 2013, compared with $54.4 million in the same period in 2012.
Cash used in investing activities for the three months ended March 31, 2013 was $21.2 million compared with $42.7 million for the three months ended March 31, 2012, a decrease of $21.5 million. This decrease was primarily due to reduced purchases of investments in 2013.
Cash provided by financing activities for the three months ended March 31, 2013 was $374.8 million compared with $16.0 million for the three months ended March 31, 2012, an increase of $358.8 million. The significant increase was primarily due to $538.0 million in proceeds we received from our offering of 1.125% Notes and $75.1 million from the sale of warrants, partially offset by $149.3 million paid for the purchased call option relating to the 1.125% Notes, $50.0 million paid for repurchases of our common stock, and $40.0 million used to repay our Credit Facility.

Financial Condition

On a consolidated basis, at March 31, 2013, we had working capital of $924.0 million compared with $521.1 million at December 31, 2012. At March 31, 2013, and December 31, 2012, we had cash and investments, including restricted investments, of $1,580.2 million, and $1,196.1 million, respectively. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.

Regulatory Capital and Dividend Restrictions

Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Such state laws and regulations also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $572.9 million at March 31, 2013, and $549.7 million at December 31, 2012. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $450.5 million and $46.9 million as of March 31, 2013, and December 31, 2012, respectively.

The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin have adopted these rules, which may vary from state to state. California and Florida have not adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.

As of March 31, 2013, our health plans had aggregate statutory capital and surplus of approximately $585.5 million compared with the required minimum aggregate statutory capital and surplus of approximately $341.7 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2013. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
As described in Note 2 to the accompanying Notes to the Consolidated Financial Statements, the ACA imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The fee will be imposed beginning in 2014 based on a company's share of the industry's net premiums written during the preceding calendar year. If the fee assessment is enacted as written, our minimum capitalization requirements will increase significantly on January 1, 2014; we are currently evaluating the impact of the fee assessment to our financial position, results of operations and cash flows.

Future Sources and Uses of Liquidity
As of March 31, 2013, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
1.125% Notes	$550,000	$—	$—	$—	$—	$—	$550,000
3.75% Notes	187,000	—	187,000	—	—	—	—
Term loan	47,179	863	1,206	1,259	1,309	1,372	41,170
	$784,179	$863	$188,206	$1,259	$1,309	$1,372	$591,170

1.125% Cash Convertible Senior Notes due 2020

On February 15, 2013, we settled the issuance of $550.0 million aggregate principal amount of 1.125% Cash Convertible Senior Notes due 2020 (the 1.125% Notes). This transaction included the initial issuance of $450.0 million on February 11, 2013, plus the exercise of the full amount of the $100.0 million over-allotment option on February 13, 2013. The aggregate net proceeds of the 1.125% Notes were $458.9 million, after payment of the net cost of the Call Spread Overlay described below. Additionally, we used $50.0 million of the net proceeds to purchase shares of our common stock, and $40.0 million to repay principal and accrued interest owed under our Credit Facility.

Interest on the 1.125% Notes is payable semiannually in arrears on January 15 and July 15 of each year, at a rate of 1.125% per annum commencing on July 15, 2013. The 1.125% Notes will mature on January 15, 2020 unless repurchased or converted in accordance with their terms prior to such date.

The 1.125% Notes are convertible only into cash, and not into shares of our common stock or any other securities. Holders may convert their 1.125% Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding July 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2013 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of 1.125% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after July 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.125% Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.125% Notes, equal to the settlement amount, determined in the manner set forth in the Indenture.

The initial conversion rate will be 24.5277 shares of our common stock per $1,000 principal amount of 1.125% Notes (equivalent to an initial conversion price of approximately $40.77 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its 1.125% Notes in connection with such a corporate event in certain circumstances. We may not redeem the 1.125% Notes prior to the maturity date, and no sinking fund is provided for the 1.125% Notes.

If we undergo a fundamental change (as defined in the indenture to the 1.125% Notes), holders may require us to repurchase for cash all or part of their 1.125% Notes at a repurchase price equal to 100% of the principal amount of the 1.125% Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The indenture provides for customary events of default, including cross acceleration to certain other indebtedness of ours, and our significant subsidiaries.

The 1.125% Notes are senior unsecured obligations, and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 1.125% Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The 1.125% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $149.3 million, which simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). As of March 31, 2013, the fair value of embedded cash conversion option derivative liability was $147.3 million.

As noted above, the reduced carrying value on the 1.125% Notes resulted in a debt discount that is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms had been issued. The effective interest rate of the 1.125% Notes is 5.9% which is imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.125% Notes. As of March 31, 2013, we expect the 1.125% Notes to be outstanding until their January 15, 2020 maturity date, for a remaining amortization period of 6.8 years.

Also in connection with the settlement of the 1.125% Notes, we paid approximately $16.9 million in transaction costs. Such costs have been allocated to the 1.125% Notes, the 1.125% Call Option (defined below), and the 1.125% Warrants (defined below) according to their relative fair values. The amount allocated to the 1.125% Notes, or $12.0 million, was capitalized and will be amortized over the term of the 1.125% Notes. The aggregate amount allocated to the 1.125% Call Option and 1.125% Warrants, or $4.9 million, was recorded to interest expense in the quarter ended March 31, 2013.

1.125% Notes Call Spread Overlay

Concurrent with the issuance of the 1.125% Notes, we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes. These transactions represent a Call Spread Overlay, whereby the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by the sales price of the 1.125% Warrants. Assuming full performance by the counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes. We used $149.3 million of the proceeds from the settlement of the 1.125% Notes to pay for the 1.125% Call Option, and simultaneously received $75.1 million for the sale of the 1.125% Warrants, for a net cash outlay of $74.2 million for the Call

Spread Overlay. The 1.125% Call Option and 1.125% Warrants are derivative financial instruments; refer to Note 11 of the accompanying Notes to Consolidated Financial Statements for further discussion.

Aside from the initial payment of a premium to the counterparties of $149.3 million for the 1.125% Call Option, we will not be required to make any cash payments to the counterparties under the 1.125% Call Option, and will be entitled to receive from the counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.125% Call Options during the relevant valuation period. The strike price under the 1.125% Call Option is initially equal to the conversion price of the 1.125% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants transactions and the additional 1.125% Warrants transactions, subject to a share delivery cap. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Pursuant to the 1.125% Warrants transactions, we issued 13,490,236 warrants with strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. On April 22, 2013, in order to clarify certain accounting matters with respect to the 1.125% Warrants, we entered into amended and restated warrant confirmations with JPMorgan Chase Bank and Bank of America, copies of which are filed as Exhibits 10.1 through 10.4 to this Quarterly Report.

3.75% Convertible Senior Notes due 2014
We had $187.0 million of 3.75% Convertible Senior Notes due 2014 (the 3.75% Notes) outstanding as of March 31, 2013 and December 31, 2012, respectively. The 3.75% Notes rank equally in right of payment with our existing and future senior indebtedness. The 3.75% Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the 3.75% Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

Because the 3.75% Notes have cash settlement features, accounting guidance required us to allocate the proceeds from their issuance between a liability component and an equity component. The reduced carrying value on the 3.75% Notes resulted in a debt discount that is amortized back to the 3.75% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 3.75% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms had been issued. The effective interest rate of the 3.75% Notes is 7.5%, principally based on the seven-year U.S. Treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. As of March 31, 2013, we expect the 3.75% Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 18 months. The 3.75% Notes’ if-converted value did not exceed their principal amount as of March 31, 2013. At March 31, 2013, the equity component of the 3.75% Notes, net of the impact of deferred taxes, was $24.0 million.

Term Loan

In December 2011, our wholly owned subsidiary, Molina Center LLC, entered into a Term Loan Agreement with various lenders and East West Bank, as Administrative Agent (the Administrative Agent) to borrow $48.6 million to finance a portion of the purchase price for the Molina Center, located in Long Beach, California.

The outstanding principal amount under the Term Loan Agreement bears interest at the Eurodollar rate for each Interest Period (as defined below). The Eurodollar rate is a per annum rate of interest equal to the greater of (a) the rate that is published in the Wall Street Journal as the London interbank offered rate for deposits in United States dollars, for a period of one month, two business days prior to the commencement of an Interest Period, multiplied by a statutory reserve rate established by the Board of Governors of the Federal Reserve System, or (b) 4.25%. Interest Period means the period commencing on the first day of each calendar month and ending on the last day of each calendar month. The loan matures on November 30, 2018, and is subject to a 25-year amortization schedule that commenced on January 1, 2012.

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

Credit Facility

On February 15, 2013, we used approximately $40.0 million of the net proceeds from the offering of the 1.125% Notes to repay all of the outstanding indebtedness under our $170 million revolving Credit Facility, with various lenders and U.S. Bank National Association, as Line of Credit Issuer, Swing Line Lender, and Administrative Agent. As of December 31, 2012, there was $40.0 million outstanding under the Credit Facility.

We terminated the Credit Facility in connection with the closing of the offering and sale of the 1.125% Notes. Two letters of credit in the aggregate principal amount of $10.3 million that reduced the amount available for borrowing under the Credit Facility as of December 31, 2012, were transferred to direct issue letters of credit with another financial institution.

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

Securities Repurchase Program

Effective as of February 13, 2013, our board of directors authorized the repurchase of $75 million in the aggregate of either our common stock or our 3.75% Notes, in addition to the $50.0 million of our common stock that we repurchased on February 12, 2013. The repurchase program extends through December 31, 2014.

Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2012, was disclosed in our 2012 Form 10-K. Other than the transactions relating to our February 2013 offering of the 1.125% Notes, there were no material changes to this previously filed information outside the ordinary course of business during the three months ended March 31, 2013. For further discussion and maturities of our long-term debt, see Note 10 of Notes to the Consolidated Financial Statements.
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
Certain components of premium revenue are subject to accounting estimates. The components of premium revenue subject to estimation fall into two categories:
(1) Contractual provisions that may limit revenue based upon the costs incurred or the profits realized under a specific contract: These are contractual provisions that require the health plan to return premiums to the extent that certain thresholds are not met. In some instances premiums are returned when medical costs fall below a certain percentage of gross premiums; or when administrative costs or profits exceed a certain percentage of gross premiums. In other instances, premiums are partially determined by the acuity of care provided to members (risk adjustment). To the extent that our expenses and profits change from the amounts previously reported (due to changes in estimates), our revenue earned for those periods will also change. In all of these instances, our revenue is only subject to estimate due to the fact that the thresholds themselves contain elements (expense or profit) that are subject to estimate. While we have adequate experience and data to make sound estimates of our expenses or profits, changes to those estimates may be necessary, which in turn would lead to changes in our estimates of revenue. In general, a change in estimate relating to expense or profit would offset any related change in estimate to premium, resulting in no or small impact to net income. The following contractual provisions fall into this category:
California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of $0.3 million at both March 31, 2013, and December 31, 2012.
Florida Health Plan Medical Cost Floor (Minimum) for Behavioral Health: A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs. At both March 31, 2013, and December 31, 2012, we had not recorded any liability under the terms of this contract provision since behavioral health expenses are not less than the contractual floor.
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): Our contract with the state of New Mexico directs that a portion of premiums received may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit (as defined) exceed certain amounts. At both March 31, 2013, and December 31, 2012, we had not recorded any liability under the terms of these contract provisions.
Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $3.1 million and $3.2 million pursuant to our profit-sharing agreement with the state of Texas at March 31, 2013, and December 31, 2012, respectively.
Washington Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our Washington health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of approximately $1.0 million at March 31, 2013. At December 31, 2012, we had not recorded any liability under the terms of this contract provision since medical expenses were not less than the contractual floor.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net payable of approximately $0.2 million as of March 31, 2013 and a net receivable of approximately $0.3 million as of December 31, 2012 for anticipated Medicare risk adjustment premiums.
(2) Quality incentives that allow us to recognize incremental revenue if certain quality standards are met: These are contract provisions that allow us to earn additional premium revenue in certain states if we achieve certain quality-of-care or administrative measures. We estimate the amount of revenue that will ultimately be realized for the periods presented based on our experience and expertise in meeting the quality and administrative measures as well as our ongoing and current monitoring of our progress in meeting those measures. The amount of the revenue that we will realize under these contractual provisions is determinable based upon that experience. The following contractual provisions fall into this category:
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

Texas Health Plan Quality Incentive Premiums: Effective March 1, 2012, under our contract with the state of Texas, incremental revenue of up to 5% of our total premium is earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures established by the state.
Wisconsin Health Plan Quality Incentive Premiums: Under our contract with the state of Wisconsin, incremental revenue of up to 3.25% of total premium may be earned if certain performance measures are met. These performance measures are generally linked to various quality-of-care measures dictated by the state.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of March 31, 2013 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of March 31, 2013.

	Three Months Ended March 31, 2013
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$585	$332	$108	$440	$85,798
Ohio	3,005	1,052	—	1,052	291,518
Texas	16,264	13,512	5,995	19,507	335,296
Wisconsin	761	—	609	609	27,124
	$20,615	$14,896	$6,712	$21,608	$739,736

	Three Months Ended March 31, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$555	$336	$28	$364	$81,226
Ohio	2,678	2,678	966	3,644	293,525
Texas	5,750	5,750	—	5,750	198,236
Wisconsin	416	—	—	—	17,142
	$9,399	$8,764	$994	$9,758	$590,129
Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI) of a Medicaid Management Information System (MMIS). An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. While providing BPO services (which include claims payment and eligibility processing), we also provide the state with other services including both hosting and support and maintenance. Our Molina Medicaid Solutions contracts may extend over a number of years, particularly in circumstances where we are delivering extensive and complex DDI services, such as the initial design, development and implementation of a complete MMIS. For example, the terms of our most recently implemented Molina Medicaid Solutions contracts (in Idaho and Maine) were each seven years in total, consisting of two years allocated for the delivery of DDI services, followed by five years for the performance of BPO services. We receive progress payments from the state during the performance of DDI services based upon the attainment of predetermined milestones. We receive a flat monthly payment for BPO services under our Idaho and Maine contracts. The terms of our other Molina Medicaid Solutions contracts – which primarily involve the delivery of BPO services with only minimal DDI activity (consisting of system enhancements) – are shorter in duration than our Idaho and Maine contracts.
We have evaluated our Molina Medicaid Solutions contracts to determine if such arrangements include a software element. Based on this evaluation, we have concluded that these arrangements do not include a software element. As such, we have concluded that our Molina Medicaid Solutions contracts are multiple-element service arrangements.

Additionally, we evaluate each required deliverable under our multiple-element service arrangements to determine whether it qualifies as a separate unit of accounting. Such evaluation is generally based on whether the deliverable has standalone value to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent.
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
The recoverability of deferred contract costs associated with a particular contract is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, the deferred contract costs are written down by the amount of the cash flow deficiency. If a cash flow deficiency remains after reducing the balance of the deferred contract costs to zero, any remaining long-lived assets are evaluated for impairment. Any such impairment recognized would equal the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets
Medical Claims and Benefits Payable — Health Plans Segment
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$378,926	$377,614	$347,307
Capitation payable	45,048	49,066	37,289
Pharmacy	39,495	38,992	38,443
Other	27,676	28,858	32,794
	$491,145	$494,530	$455,833
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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $378.9 million of our total medical claims and benefits payable of $491.1 million as of March 31, 2013. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at March 31, 2013, was $372.0 million.
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
The following table reflects the change in our estimate of claims liability as of March 31, 2013 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding March 31, 2013, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$156,550
(4)%	104,366
(2)%	52,183
2%	(52,183)
4%	(104,366)
6%	(156,550)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of March 31, 2013 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Trended Per member Per Month Cost Estimates	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$(76,431)
(4)%	(50,954)
(2)%	(25,477)
2%	25,477
4%	50,954
6%	76,431
The following per-share amounts are based on a combined federal and state statutory tax rate of 37.5%, and 46.4 million diluted shares outstanding for the three months ended March 31, 2013. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at March 31, 2013, net income for the three months ended March 31, 2013 would increase or decrease by approximately $16.3 million, or $0.35 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at March 31, 2013, net income for the three months ended March 31, 2013 would increase or decrease by approximately $8.0 million, or $0.17 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $81.5 million, or $1.76 per diluted share, and $39.8 million, or $0.86 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $16.3 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
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
Assuming that our initial estimate of claims incurred but not paid (IBNP) is accurate, we believe that amounts ultimately paid out would generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. Because the amount of our initial liability is merely an estimate (and therefore not perfectly accurate), we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will not be higher or lower than this 8% to 10% range. For example, for the three months ended March 31, 2012, the amounts ultimately paid out were less than the amount of the reserves we had established as of December 31, 2011 by 9.1%. Furthermore, because our initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate - we only know when the circumstances for any one or more factors are out of the ordinary.
As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities in fiscal years 2013 and 2012 were less than what we had expected when we had established our reserves. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We recognized favorable prior period claims development in the amount of $58.4 million for the three months ended March 31, 2013. This amount represents our estimate as of March 31, 2013 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2012 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2012 was due primarily to the following factors:

•
At our Texas health plan, we saw a reduction in STAR+PLUS (the state’s program for aged and disabled members) membership during mid to late 2012. This caused a reduction in costs per member that we did not fully recognize in our December 31, 2012 reserve estimates.

•
At our Washington health plan, prior to July 2012, certain high-cost newborns that were approved for SSI coverage by the state were retroactively dis-enrolled from our Healthy Options (TANF) coverage, and the health plan was reimbursed for the claims paid on behalf of these members. Starting July 1, 2012, these newborns, as well as other high-cost disabled members, are now covered by the health plan under the Health Options Blind and Disabled (HOBD) program. At the end of 2012, we did not have enough claims history to accurately estimate the claims liability of the HOBD members, and as a result the liability for these high-cost members was overstated.

•	For our New Mexico health plan, we overestimated the impact of certain high-dollar outstanding claim payments as of December 31, 2012.
We recognized favorable prior period claims development in the amount of $36.6 million for the three months ended March 31, 2012. This amount represents our estimate as of December 31, 2012 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2011 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2011 was due primarily to the following factors:

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

In estimating our claims liability at March 31, 2013, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•
In our Texas health plan, although the reduction in STAR+PLUS membership has leveled off in 2013, we have seen a reduction in per member per month (PMPM) cost for outpatient services and an increase in PMPM costs for inpatient services over the past six to nine months. We have estimated the impact of these shifts in cost in our March 31, 2013 liability.

•
Our Wisconsin health plan is experiencing significant membership increases, and is expected to approximately double in size during the first four months of 2013. This new membership is transitioning to our health plan from a terminated health plan. We enrolled approximately 40,000 new members in February and March 2013. We have computed a separate reserve analysis for these members and have noted that paid claims are less than what we would expect for newly transitioned members. Therefore, we have increased the reserves for this membership, in anticipation of higher claims costs later than usual for these members.

•
Our Washington health plan began covering disabled members, including newborns, that were previously covered by the state under a separate state program. Coverage for this segment began in July of 2012, with gradual growth in membership. As of March 2013 the health plan covered approximately 28,000 members under this program. Because of the high costs for these members and the relative newness of the product category, there is still some uncertainty about the cost and reserve liability for these members as of March 31, 2013.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2012 and for the three months ended March 31, 2013, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the replenishment of reserves in the respective periods generally offset the benefit from the prior period.

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

	Three Months Ended March 31,		Year Ended December 31, 2012
	2013	2012
	(Dollars in thousands, except per-member amounts)
Balances at beginning of period	$494,530	$402,476	$402,476
Components of medical care costs related to:
Current period	1,347,181	1,167,580	5,136,055
Prior periods	(58,427)	(36,592)	(39,295)
Total medical care costs	1,288,754	1,130,988	5,096,760
Payments for medical care costs related to:
Current period	916,426	750,994	4,649,363
Prior periods	375,713	326,637	355,343
Total paid	1,292,139	1,077,631	5,004,706
Balances at end of period	$491,145	$455,833	$494,530
Benefit from prior period as a percentage of:
Balance at beginning of period	11.8%	9.1%	9.8%
Premium revenue	3.8%	2.8%	0.7%
Total medical care costs	4.5%	3.2%	0.8%
Claims Data:
Days in claims payable, fee for service	38	44	40
Number of members at end of period	1,820,000	1,825,000	1,797,000
Number of claims in inventory at end of period	135,400	260,800	122,700
Billed charges of claims in inventory at end of period	$236,700	$403,800	$255,200
Claims in inventory per member at end of period	0.07	0.14	0.07
Billed charges of claims in inventory per member at end of period	$130.05	$221.26	$142.01
Number of claims received during the period	5,271,000	4,855,600	20,842,400
Billed charges of claims received during the period	$5,170,700	$4,337,000	$19,429,300

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
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A — Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors described herein and in our 2012 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows, or results of operations.

There have been no material changes to the risk factors disclosed in our 2012 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Common Stock Repurchase in Connection with Offering of 1.125% Cash Convertible Senior Notes Due 2020. We used a portion of the net proceeds in this offering to repurchase $50.0 million of our common stock in negotiated transactions with institutional investors in the offering, concurrently with the pricing of the offering. On February 12, 2013, we repurchased a total of 1,624,959 shares at $30.77 per share, which was our closing stock price on that date.
Securities Repurchase Program. Effective as of February 13, 2013, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or the 3.75% Notes, in addition to the $50.0 million common stock repurchase discussed above. The repurchase program extends through December 31, 2014.
Purchases of common stock made by or on our behalf during the quarter ended March 31, 2013, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	3,445	$27.06	—	$75,000,000
February 1—February 28	1,626,960	$30.77	—	$75,000,000
March 1—March 31	140,641	$31.95	—	$75,000,000
Total	1,771,046	$30.85	—

(a)
During the three months ended March 31, 2013, we withheld 146,087 shares of common stock under our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan to settle our employees’ income tax obligations.

 Item 6.    Exhibits

Exhibit No.	Title

10.1	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch.
10.2	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.
10.3	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch.
10.4	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (1)	XBRL Taxonomy Instance Document.
101.SCH (1)	XBRL Taxonomy Extension Schema Document.
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	May 2, 2013	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 2, 2013	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.2	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.

10.3	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch.

10.4	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1)	XBRL Taxonomy Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

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