Form 10-Q
period 2013-06-30
MOLINA HEALTHCARE INC
filed 2013-07-25
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s Common Stock outstanding as of July 19, 2013, was approximately 45,684,600.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Amounts in thousands, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$742,670	$795,770
Investments	718,544	342,845
Receivables	213,776	149,682
Deferred income taxes	21,995	32,443
Prepaid expenses and other current assets	47,817	28,386
Total current assets	1,744,802	1,349,126
Property, equipment, and capitalized software, net	249,298	221,443
Deferred contract costs	51,319	58,313
Intangible assets, net	68,987	77,711
Goodwill and indefinite-lived intangible assets	153,152	151,088
Derivative asset	207,123	—
Restricted investments	56,935	44,101
Auction rate securities	12,527	13,419
Other assets	35,773	19,621
	$2,579,916	$1,934,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$465,487	$494,530
Accounts payable and accrued liabilities	180,227	184,034
Deferred revenue	45,949	141,798
Income taxes payable	15,496	6,520
Current maturities of long-term debt	—	1,155
Total current liabilities	707,159	828,037
Convertible senior notes	585,825	175,468
Lease financing obligations	175,666	—
Other long-term debt	—	86,316
Derivative liabilities	207,017	1,307
Deferred income taxes	3,919	37,900
Other long-term liabilities	23,943	23,480
Total liabilities	1,703,529	1,152,508
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding: 45,683 shares at June 30, 2013 and 46,762 shares at December 31, 2012	46	47
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	324,360	285,524
Accumulated other comprehensive loss	(2,705)	(457)
Treasury stock, at cost; 111 shares at December 31, 2012	—	(3,000)
Retained earnings	554,686	500,200
Total stockholders’ equity	876,387	782,314
	$2,579,916	$1,934,822
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Amounts in thousands, except net income (loss) per share) (Unaudited)
Revenue:
Premium revenue	$1,548,612	$1,432,403	$3,083,045	$2,701,196
Service revenue	49,672	41,724	99,428	83,929
Investment income	1,628	1,059	3,144	2,738
Rental and other income	5,922	3,977	10,616	8,236
Total revenue	1,605,834	1,479,163	3,196,233	2,796,099
Expenses:
Medical care costs	1,294,706	1,317,597	2,582,621	2,395,464
Cost of service revenue	39,305	30,613	79,075	61,107
General and administrative expenses	161,479	125,819	302,757	241,048
Premium tax expenses	46,883	38,354	83,883	80,540
Depreciation and amortization	17,015	16,210	33,578	31,058
Total expenses	1,559,388	1,528,593	3,081,914	2,809,217
Operating income (loss)	46,446	(49,430)	114,319	(13,118)
Other expenses:
Interest expense	11,667	3,808	24,704	8,106
Other expense	3,502	1,086	3,371	1,086
Total other expenses	15,169	4,894	28,075	9,192
Income (loss) from continuing operations before income tax expense	31,277	(54,324)	86,244	(22,310)
Income tax expense (benefit)	15,481	(21,267)	39,926	(9,147)
Income (loss) from continuing operations	15,796	(33,057)	46,318	(13,163)
Income (loss) from discontinued operations, net of tax benefit of $9,968, $4,502, $10,143, and $5,589, respectively	8,775	(4,249)	8,168	(6,054)
Net income (loss)	$24,571	$(37,306)	$54,486	$(19,217)

Basic income (loss) per share
Income (loss) from continuing operations	$0.35	$(0.71)	$1.01	$(0.29)
Income (loss) from discontinued operations	0.19	(0.09)	0.18	(0.13)
Basic net income (loss) per share	$0.54	$(0.80)	$1.19	$(0.42)
Diluted income (loss) per share
Income (loss) from continuing operations	$0.34	$(0.71)	$1.00	$(0.29)
Income (loss) from discontinued operations	0.19	(0.09)	0.17	(0.13)
Diluted net income (loss) per share	$0.53	$(0.80)	$1.17	$(0.42)

Weighted average shares outstanding:
Basic	45,446	46,355	45,712	46,176
Diluted	46,507	46,355	46,506	46,176
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Amounts in thousands) (Unaudited)
Net income (loss)	$24,571	$(37,306)	$54,486	$(19,217)
Other comprehensive (loss) income:
Gross unrealized investment (loss) gain	(4,045)	523	(3,626)	1,001
Effect of income taxes	(1,537)	199	(1,378)	381
Other comprehensive (loss) income, net of tax	(2,508)	324	(2,248)	620
Comprehensive income (loss)	$22,063	$(36,982)	$52,238	$(18,597)

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
	(Amounts in thousands) (Unaudited)
Operating activities:
Net income (loss)	$54,486	$(19,217)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	43,907	38,010
Deferred income taxes	(22,155)	(1,264)
Stock-based compensation	12,150	9,812
Gain on sale of subsidiary	—	(1,747)
Amortization of convertible senior notes	9,688	2,915
Change in fair value of derivatives	3,384	1,086
Amortization of premium/discount on investments	4,298	3,615
Amortization of deferred financing costs	2,366	515
Tax deficiency from employee stock compensation	(38)	(50)
Changes in operating assets and liabilities:
Receivables	(64,094)	6,891
Prepaid expenses and other current assets	(22,856)	(10,352)
Medical claims and benefits payable	(29,043)	123,062
Accounts payable and accrued liabilities	(16,968)	(22,982)
Deferred revenue	(95,849)	125,426
Income taxes	8,976	(19,737)
Net cash (used in) provided by operating activities	(111,748)	235,983
Investing activities:
Purchases of equipment	(35,229)	(33,301)
Purchases of investments	(532,151)	(144,348)
Sales and maturities of investments	149,420	136,772
Proceeds from sale of subsidiary, net of cash surrendered	—	9,162
Change in deferred contract costs	6,994	(23,055)
Increase in restricted investments	(12,834)	(2,154)
Change in other non-current assets and liabilities	(8,012)	(4,383)
Net cash used in investing activities	(431,812)	(61,307)
Financing activities:
Proceeds from issuance of 1.125% Notes, net of deferred issuance costs	537,973	—
Proceeds from sale-leaseback transactions	158,694	—
Purchase of 1.125% Notes call option	(149,331)	—
Proceeds from issuance of warrants	75,074	—
Treasury stock purchases	(50,000)	—
Repayment of amounts borrowed under credit facility	(40,000)	(10,000)
Amount borrowed under credit facility	—	60,000
Principal payments on term loan	(47,471)	(573)
Settlement of interest rate swap	(875)	—
Proceeds from employee stock plans	4,852	5,485
Excess tax benefits from employee stock compensation	1,544	3,677
Net cash provided by financing activities	490,460	58,589
Net (decrease) increase in cash and cash equivalents	(53,100)	233,265
Cash and cash equivalents at beginning of period	795,770	493,827
Cash and cash equivalents at end of period	$742,670	$727,092

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six Months Ended
	June 30,
	2013	2012
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$41,407	$1,074
Interest	$21,933	$4,719
Schedule of non-cash investing and financing activities:
Retirement of treasury stock	$53,000	$—
Common stock used for stock-based compensation	$5,669	$9,390
Details of change in fair value of derivatives:
Gain on 1.125% Call Option	$57,792	$—
Loss on embedded cash conversion option	(57,686)	—
Loss on 1.125% Warrants	(3,923)	—
Gain (loss) on interest rate swap	433	(1,086)
Change in fair value of derivatives	$(3,384)	$(1,086)
Details of sale of subsidiary:
Decrease in carrying value of assets	$—	$30,942
Decrease in carrying value of liabilities	—	(23,527)
Gain on sale	—	1,747
Proceeds from sale of subsidiary, net of cash surrendered	$—	$9,162

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013
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
Our Health Plans segment comprises health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. As of June 30, 2013, these health plans served approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our direct delivery business consists of primary care community clinics in California, Florida, New Mexico, and Washington.
Our health plans’ state Medicaid contracts generally have terms of three to four years with annual adjustments to premium rates. These contracts are renewable at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause. Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in retaining their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals, or RFP, subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, on February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan, Alliance for Community Health, L.L.C., was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, the Missouri health plan's prior contract with the state expired without renewal on June 30, 2012 subject to certain transition obligations. On April 5, 2013, the Missouri health plan assigned its affiliate, Molina Healthcare of Illinois, Inc., substantially all of its assets and liabilities. Additionally, the Missouri health plan surrendered its certificate of authority as a health maintenance organization. The Missouri health plan's revenues amounted to $0.2 million and $113.8 million for the six months ended June 30, 2013 and 2012, respectively.
Until the second quarter of 2013, we reported the results of the Missouri health plan in continuing operations because of our continuing significant involvement in the payment of medical claims incurred on or prior to June 30, 2012, for that entity. On May 13, 2013, we abandoned our equity interests in the Missouri health plan to an unrelated entity, and assigned the Missouri health plan's surviving rights, duties and obligations (which we believe to be insignificant) to Molina Healthcare of Illinois, Inc. Effective June 30, 2013, the transition obligations associated with the Missouri health plan's contract with the state terminated. As a result of these activities, we commenced reporting the Missouri health plan as a discontinued operation as of June 30, 2013. In connection with the abandonment of our equity interests in the Missouri health plan to an unrelated entity, we recognized a $9.5 million tax benefit for the tax deduction associated with the basis of such equity interests, which is included in discontinued operations in our consolidated statement of operations. Additionally, we recognized a pretax loss of $0.5 million for the write off of the Missouri health plan's remaining assets in the second quarter of 2013.
Our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations (such as the aged, blind or disabled, or ABD); and regions or service areas. For example, our Texas health plan added significant membership effective March 1, 2012, in service areas we had not previously served (the Hidalgo and El Paso service areas); and among populations we had not previously served within existing service areas, such as the Temporary Assistance for Needy Families, or TANF, population in the Dallas service area. Additionally, the health benefits provided to our TANF and ABD members in Texas under our contracts with the state were expanded to include inpatient facility and pharmacy services effective March 1, 2012.
On July 3, 2013, we announced that our New Mexico health plan has entered into a definitive agreement to assume Lovelace Community Health Plan's contract for the New Mexico Medicaid Salud! Program. Lovelace Community Health Plan currently participates in the New Mexico Medicaid Salud! State Coverage Insurance Program and arranges for healthcare services for approximately 84,000 New Mexicans. Our New Mexico health plan serves over 92,000 Medicaid members across the state. Subject to satisfaction of customary closing conditions, we anticipate completing the transaction on August 1, 2013; the total payment to Lovelace Community Health Plan will be based on the membership transferred as of that date.

Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.
On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intended to award the contract for a replacement Medicaid Management Information System (MMIS) to a different vendor, CNSI. However, in March 2013, the state of Louisiana cancelled its contract award to CNSI. CNSI is currently challenging the contract cancellation. The state has informed us that we will continue to perform under our current contract until a successor is named. At such time as a new RFP may be issued, we intend to respond to the state's RFP. For the six months ended June 30, 2013, our revenue under the Louisiana MMIS contract was approximately $20.2 million, or 20.3% of total service revenue. So long as our Louisiana MMIS contract continues, we expect to recognize approximately $40 million of service revenue annually under this contract.
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
Reclassifications
We have reclassified certain amounts in the 2012 consolidated balance sheet, and statements of operations and cash flows to conform to the 2013 presentation.
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
California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of approximately $0.7 million and $0.3 million at June 30, 2013, and December 31, 2012, respectively.
Florida Health Plan Medical Cost Floor (Minimum): A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs (in all counties except Broward). A similar minimum expenditure is required for total health care costs in Broward county only. At both June 30, 2013, and December 31, 2012, we had not recorded any liability under the terms of these contract provisions.
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): Our contract with the state of New Mexico directs that a portion of premiums received may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit, as defined in the contract, exceed certain amounts. At both June 30, 2013, and December 31, 2012, we had not recorded any liability under the terms of these contract provisions.
Ohio Health Plan Medical Cost Floors (Minimums): Sanctions may be levied by the state if certain minimum amounts are not spent on defined medical care costs. These sanctions include the requirements to file a corrective action plan as well as an enrollment freeze.
Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $3.9 million and $3.2 million pursuant to our profit-sharing agreement with the state of Texas at June 30, 2013, and December 31, 2012, respectively.
Washington Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our Washington health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At June 30, 2013, and December 31, 2012, we had not recorded any liability under the terms of this contract provision.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services, or CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $7.1 million and $0.3 million as of June 30, 2013 and December 31, 2012, respectively for anticipated Medicare risk adjustment premiums.
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
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of June 30, 2013 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of June 30, 2013.

	Three Months Ended June 30, 2013
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$588	$535	$49	$584	$86,527
Ohio	2,964	1,087	553	1,640	292,706
Texas	15,675	15,675	2,752	18,427	324,600
Wisconsin	1,269	—	495	495	37,740
	$20,496	$17,297	$3,849	$21,146	$741,573

	Three Months Ended June 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$561	$482	$630	$1,112	$82,706
Ohio	2,720	2,720	—	2,720	297,069
Texas	18,252	14,284	—	14,284	359,486
Wisconsin	449	—	246	246	18,788
	$21,982	$17,486	$876	$18,362	$758,049

	Six Months Ended June 30, 2013
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,173	$867	$157	$1,024	$172,325
Ohio	5,969	2,139	553	2,692	584,224
Texas	31,939	29,187	8,747	37,934	659,896
Wisconsin	2,030	—	1,104	1,104	64,864
	$41,111	$32,193	$10,561	$42,754	$1,481,309

	Six Months Ended June 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,116	$818	$658	$1,476	$163,932
Ohio	5,398	5,398	966	6,364	590,594
Texas	24,002	20,034	—	20,034	557,722
Wisconsin	865	—	246	246	35,930
	$31,381	$26,250	$1,870	$28,120	$1,348,178
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
Costs associated with our Molina Medicaid Solutions contracts include software-related costs and other costs. With respect to software related costs, we apply the guidance for internal-use software and capitalize external direct costs of materials and services consumed in developing or obtaining the software, and payroll and payroll-related costs associated with employees who are directly associated with and who devote time to the computer software project. With respect to all other direct costs, such costs are expensed as incurred, unless corresponding revenue is being deferred. If revenue is being deferred, direct costs relating to delivered service elements are deferred as well and are recognized on a straight-line basis over the period of revenue recognition, in a manner consistent with our recognition of revenue that has been deferred. Such direct costs can include:
•Transaction processing costs;
•Employee costs incurred in performing transaction services;
•Vendor costs incurred in performing transaction services;
•Costs incurred in performing required monitoring of and reporting on contract performance;
•Costs incurred in maintaining and processing member and provider eligibility; and
•Costs incurred in communicating with members and providers.
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
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes and non-deductible compensation under a provision of the Affordable Care Act that limits deductions claimed by health insurers on compensation earned after December 31, 2009 that is paid after December 31, 2012. The effective tax rate may be subject to fluctuations during the year as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.
The total amount of unrecognized tax benefits was $10.6 million as of June 30, 2013 and December 31, 2012. Approximately $8.4 million of the unrecognized tax benefits recorded at June 30, 2013 and December 31, 2012, relate to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.4 million as of June 30, 2013 and December 31, 2012. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $8.6 million due to the expiration of statute of limitations and the resolution to the state refund claim described above.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2013, and December 31, 2012, we had accrued $75,000 and $56,000, respectively, for the payment of interest and penalties.
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
3. Net Income per Share
The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Shares outstanding at the beginning of the period	45,415	46,347	46,762	45,815
Weighted-average number of shares repurchased	—	—	(1,248)	—
Weighted-average number of shares issued	31	8	198	361
Denominator for basic net income per share	45,446	46,355	45,712	46,176
Dilutive effect of employee stock options and stock grants (1)	378	—	488	—
Dilutive effect of convertible senior notes	683	—	306	—
Denominator for diluted net income per share (2)	46,507	46,355	46,506	46,176

(1)
Unvested restricted shares are included in the calculation of diluted income per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. Options to purchase common shares are included in the calculation of diluted income per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three and six months ended June 30, 2013 there were no anti-dilutive weighted restricted shares. For the three and six months ended June 30, 2013 there were approximately 60,000 and 42,800 anti-dilutive weighted options, respectively. Potentially dilutive unvested restricted shares and stock options were not included in the computation of diluted loss per share for the three and six months ended June 30, 2012, because to do so would have been anti-dilutive.

(2)
Potentially dilutive shares issuable pursuant to our 1.125% Warrants (defined in Note 10, "Long-Term Debt") were not included in the computation of diluted income per share for the three and six month period ended June 30, 2013, because to do so would have been anti-dilutive. Potentially dilutive shares issuable pursuant to our 3.75% Notes (defined in Note 10, "Long-Term Debt") were not included in the computation of diluted loss per share for the three and six month period ended June 30, 2012, because to do so would have been anti-dilutive.

4. Stock-Based Compensation
At June 30, 2013, we had employee equity incentives outstanding under two plans: (1) the 2011 Equity Incentive Plan; and (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded).
In March 2013, our named executive officers were granted restricted stock awards with performance conditions as follows: our chief executive officer was awarded 186,858 shares, our chief financial officer was awarded 93,429 shares, our chief operating officer was awarded 62,286 shares, our chief accounting officer was awarded 28,029 shares, and our general counsel was awarded 21,800 shares. These awards were apportioned into four equal increments, and will vest in accordance with the following four measures: (i) 1/4th will vest in equal 1/3rd increments over three years on March 1, 2014, March 1, 2015, and March 1, 2016; (ii) 1/4th will vest upon our achievement of three-year Total Stockholder Return as determined by Institutional Shareholder Services Inc. (ISS) calculations for the three-year period ending December 31, 2013 equal to or greater than the 50th percentile within our ISS peer group; (iii) 1/4th shall vest upon our achievement of total revenue in any of the 2013, 2014, or 2015 fiscal years equal to or greater than $12 billion; and (iv) 1/4th shall vest upon our achievement of the three-year earnings before interest, taxes, depreciation and amortization (EBITDA) margin percentage for the three-year period ending December 31, 2013 equal to or greater than 2.5%. In the event the vesting conditions are not achieved, the awards shall lapse. As of June 30, 2013, such performance goals have not yet been met, but we do expect the awards to vest in full.
Charged to general and administrative expenses, total stock-based compensation expense was as follows for the three month and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Restricted stock and performance awards	$7,111	$4,452	$10,959	$8,850
Employee stock purchase plan and stock options	618	694	1,191	962
	$7,729	$5,146	$12,150	$9,812
As of June 30, 2013, there was $35.2 million of total unrecognized compensation expense related to unvested restricted share awards, which we expect to recognize over a remaining weighted-average period of 1.9 years. Also as of June 30, 2013, there was $0.7 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 2.5 years.
Restricted stock activity for the six months ended June 30, 2013 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2012	986,577	$23.74
Granted	1,038,880	31.53
Vested	(495,221)	23.64
Forfeited	(21,751)	26.63
Unvested balance as of June 30, 2013	1,508,485	29.10
The total fair value of restricted stock and stock unit awards, including those with performance conditions, granted during the six months ended June 30, 2013 and 2012 was $33.1 million and $22.4 million, respectively. The total fair value of restricted stock and stock unit awards vested during the six months ended June 30, 2013 and 2012 was $16.2 million and $23.6 million, respectively.
Stock option activity for the six months ended June 30, 2013 is summarized below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In thousands)	(Years)
Outstanding as of December 31, 2012	414,061	$22.39
Granted	45,000	33.02
Exercised	(54,500)	17.93
Forfeited	(300)	17.63
Outstanding as of June 30, 2013	404,261	24.18	$5,255	3.8
Stock options exercisable and expected to vest as of June 30, 2013	404,261	24.18	$5,255	3.8
Exercisable as of June 30, 2013	349,261	22.74	$5,045	2.9
The weighted-average grant date fair value per share of stock options awarded to the new members of our board of directors during the six months ended June 30, 2013 was $14.67. The weighted-average grant date fair value per share of the stock option awarded to the director appointed during 2012 was $13.97. To determine the fair values of these stock options we applied risk-free interest rates of 1.1% to 1.4%, expected volatilities of 41.3% to 43.0%, dividend yields of 0%, and expected lives of 6 years to 7 years.
5. Fair Value Measurements
Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, a derivative asset, trade accounts payable, medical claims and benefits payable, long-term debt, a derivative liability, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:

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

•
Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions: Our Level 3 financial instruments recorded at fair value include non-current auction rate securities that are designated as available-for-sale, and are reported at fair value of $12.5 million (par value of $13.4 million) as of June 30, 2013. To estimate the fair value of these securities we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants including global financial institutions, hedge funds, private equity funds, mutual funds, corporations and other institutional investors. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from two other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of June 30, 2013.

Additionally, Level 3 financial instruments include derivative financial instruments comprising the 1.125% Call Option asset, and the embedded cash conversion option liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of June 30, 2013 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 10, “Long-Term Debt,” and Note 11, “Derivative Financial Instruments,” the 1.125% Call Option asset and the embedded cash conversion option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
Our financial instruments measured at fair value on a recurring basis at June 30, 2013, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$463,723	$—	$463,723	$—
GSEs	84,101	84,101	—	—
Municipal securities	105,936	—	105,936	—
U.S. treasury notes	26,495	26,495	—	—
Certificates of deposit	38,289	—	38,289	—
Auction rate securities	12,527	—	—	12,527
1.125% Call Option derivative asset	207,123	—	—	207,123
Total assets measured at fair value on a recurring basis	$938,194	$110,596	$607,948	$219,650

Embedded cash conversion option derivative liability	$207,017	$—	$—	$207,017

Our financial instruments measured at fair value on a recurring basis at December 31, 2012, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$191,008	$—	$191,008	$—
GSEs	29,525	29,525	—	—
Municipal securities	75,848	—	75,848	—
U.S. treasury notes	35,740	35,740	—	—
Certificates of deposit	10,724	—	10,724	—
Auction rate securities	13,419	—	—	13,419
Total assets measured at fair value on a recurring basis	$356,264	$65,265	$277,580	$13,419

Interest rate swap derivative liability	$1,307	$—	$1,307	$—
The following tables present activity relating to our assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Changes in Level 3 Instruments for the Six Months Ended June 30, 2013
	Total	Auction Rate Securities	Derivatives, Net
		(In thousands)
Balance at December 31, 2012	$13,419	$13,419	$—
Net unrealized gains included in other comprehensive income	358	358	—
Net unrealized gains (losses) included in other expense	(3,817)	—	(3,817)
Issuances	(75,074)	—	(75,074)
Settlements and derivative redesignation	77,747	(1,250)	78,997
Balance at June 30, 2013	$12,633	$12,527	$106
The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at June 30, 2013	$290	$290	$—

	Changes in Level 3 Instruments for the Year Ended December 31, 2012
	Total	Auction Rate Securities	Derivatives, Net
	(In thousands)
Balance at December 31, 2011	$16,134	$16,134	$—
Net unrealized gains included in other comprehensive income	1,635	1,635	—
Settlements	(4,350)	(4,350)	—
Balance at December 31, 2012	$13,419	$13,419	$—
The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at December 31, 2012	$1,059	$1,059	$—
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our long-term debt, as well as the applicable fair value hierarchy tiers, are contained in the tables below. Our convertible senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. As described in greater detail Note 10, "Long-Term Debt," we recorded lease financing obligations in connection with sale-leaseback transactions executed in the first half of 2013. The lease financing obligations are classified as Level 3 financial instruments because certain inputs used to determine their fair value are unobservable. At June 30, 2013, the carrying amount of the lease financing obligations approximate their fair value because of the short period of time between the origination of the obligations in 2013, and June 30, 2013. The credit facility was repaid and terminated effective February 15, 2013, and the term loan was repaid on June 13, 2013.

	June 30, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$407,215	$608,416	$—	$608,416	$—
3.75% Notes	178,610	242,466	—	242,466	—
Lease financing obligations	175,666	175,666	—	—	175,666
	$761,491	$1,026,548	$—	$850,882	$175,666

	December 31, 2012
	Carrying	Total
	Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
3.75% Notes	$175,468	$208,460	$—	$208,460	$—
Term loan	47,471	47,471	—	—	47,471
Credit facility	40,000	40,000	—	—	40,000
	$262,939	$295,931	$—	$208,460	$87,471
6. Investments
The following tables summarize our investments as of the dates indicated:

	June 30, 2013
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$465,943	$215	$2,436	$463,722
GSEs	84,310	9	218	84,101
Municipal securities	106,933	103	1,100	105,936
U.S. treasury notes	26,557	11	72	26,496
Certificates of deposit	38,291	3	5	38,289
Subtotal - current investments	722,034	341	3,831	718,544
Auction rate securities	13,400	—	873	12,527
	$735,434	$341	$4,704	$731,071

	December 31, 2012
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$190,545	$528	$65	$191,008
GSEs	29,481	45	1	29,525
Municipal securities	75,909	185	246	75,848
U.S. treasury notes	35,700	42	2	35,740
Certificates of deposit	10,715	9	—	10,724
Subtotal - current investments	342,350	809	314	342,845
Auction rate securities	14,650	—	1,231	13,419
	$357,000	$809	$1,545	$356,264

The contractual maturities of our investments as of June 30, 2013 are summarized below:

	Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$348,784	$348,700
Due one year through five years	373,250	369,844
Due after ten years	13,400	12,527
	$735,434	$731,071
Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Net realized investment gains for the three months ended June 30, 2013, and 2012 were $48,000 and $174,000, respectively. Net realized investment gains for the six months ended June 30, 2013, and 2012 were $142,000 and $238,000, respectively.
We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities, discussed below, we have determined that unrealized gains and losses at June 30, 2013, and December 31, 2012, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of June 30, 2013.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$349,918	$2,436	158	$—	$—	—
Municipal securities	82,592	1,100	100	—	—	—
GSEs	70,453	218	27	—	—	—
U.S. treasury notes	20,720	72	17	—	—	—
Certificates of deposit	4,743	5	19	—	—	—
Auction rate securities	—	—	—	12,527	873	18
	$528,426	$3,831	321	$12,527	$873	18
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
Auction Rate Securities
Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008, and such auctions have not resumed. Therefore, quoted prices in active markets have not been available since early 2008. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 18 years to 34 years. Considering the relative insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at June 30, 2013. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $68.7 million of these instruments at par value.
For the six months ended June 30, 2013, and 2012, we recorded pretax unrealized gains of $0.4 million and $1.0 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
7. Receivables
Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Health Plans segment:
California	$94,479	$28,553
Florida	1,277	953
Michigan	11,087	12,873
New Mexico	11,720	9,059
Ohio	37,103	40,980
Texas	4,647	7,459
Utah	4,507	3,359
Washington	15,292	17,587
Wisconsin	16,332	4,098
Other	852	2,177
Total Health Plans segment	197,296	127,098
Molina Medicaid Solutions segment	16,480	22,584
	$213,776	$149,682
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

	June 30, 2013	December 31, 2012
	(In thousands)
California	$373	$373
Florida	8,492	5,738
Michigan	1,014	1,014
New Mexico	15,917	15,915
Ohio	9,081	9,082
Texas	3,500	3,503
Utah	3,314	3,126
Washington	151	151
Other	4,792	5,199
Total Health Plans segment	46,634	44,101
Molina Medicaid Solutions segment	10,301	—
	$56,935	$44,101
The contractual maturities of our held-to-maturity restricted investments as of June 30, 2013 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$52,694	$52,697
Due one year through five years	4,241	4,238
	$56,935	$56,935
9. Medical Claims and Benefits Payable
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period were (more) or less than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. The following table shows the components of the change in medical claims and benefits payable from continuing and discontinued operations as of the periods indicated:

	Six Months Ended	Three Months Ended	Year Ended
	June 30, 2013	June 30, 2013	Dec. 31, 2012
	(Dollars in thousands)
Balances at beginning of period	$494,530	$491,145	$402,476
Components of medical care costs related to:
Current period	2,647,083	1,345,592	5,136,055
Prior periods	(62,757)	(50,020)	(39,295)
Total medical care costs	2,584,326	1,295,572	5,096,760
Payments for medical care costs related to:
Current period	2,206,474	940,186	4,649,363
Prior periods	406,895	381,044	355,343
Total paid	2,613,369	1,321,230	5,004,706
Balances at end of period	$465,487	$465,487	$494,530
Benefit from prior period as a percentage of:
Balance at beginning of period	12.7%	10.2%	9.8%
Premium revenue, trailing twelve months	1.0%	0.8%	0.7%
Medical care costs, trailing twelve months	1.2%	1.0%	0.8%
Assuming that our initial estimate of claims incurred but not paid (IBNP) is accurate, we believe that amounts ultimately paid out would generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. Because the amount of our initial liability is merely an estimate (and therefore not perfectly accurate), we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will fall within the range of 8% to 10% lower than the liability that was initially recorded. Furthermore, because our initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate - we only know when the circumstances for any one or more factors are out of the ordinary.
As indicated above, the amounts ultimately paid out on our liabilities in fiscal years 2013 and 2012 were less than what we had expected when we had established our reserves. For example, for the year ended December 31, 2012, the amounts ultimately paid out were less than the amount of the reserves we had established as of December 31, 2011 by 9.8%. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We recognized favorable prior period claims development in the amount of $62.8 million for the six months ended June 30, 2013. This amount represents our estimate, as of June 30, 2013, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2012 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2012 was due primarily to the following factors:

•
At our Texas health plan, STAR+PLUS (the state’s program for ABD members) membership declined during mid– to late– 2012. This caused a reduction in costs per member that we did not fully recognize in our December 31, 2012 reserve estimates.

•
At our Washington health plan, prior to July 2012, certain high-cost newborns that were approved for supplemental security income (SSI) coverage by the state were retroactively dis-enrolled from our Healthy Options (TANF) coverage, and the health plan was reimbursed for the claims paid on behalf of these members. Starting July 1, 2012, these newborns, as well as other high-cost disabled members, are now covered by the health plan under the Healthy Options Blind and Disabled (HOBD) program. At the end of 2012, we had limited claims history with which to estimate the claims liability of the HOBD members, and as a result the liability for these high-cost members was overstated.

•	For our New Mexico health plan, we overestimated the impact of certain high-dollar outstanding claim payments as of December 31, 2012.

We recognized favorable prior period claims development in the amount of $50.0 million for the three months ended June 30, 2013. This amount represents our estimate as of June 30, 2013, of the extent to which our initial estimate of medical claims and benefits payable at March 31, 2013 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at March 31, 2013 was due primarily to the following factors:

•
At our Washington health plan, we had limited claims history with which to estimate the incurred claims for members enrolled in the HOBD program. Because claims on this group of members were being paid at a rate faster than expected, the reserves for unpaid claims were overstated.

•	At our Ohio and New Mexico health plans, we overestimated the impact of several potential high-dollar claims on critically ill members.
We recognized favorable prior period claims development in the amount of $36.4 million and $39.3 million for the six months ended June 30, 2012, and the year ended December 31, 2012, respectively. This was primarily caused by the overestimation of our liability claims and medical benefits at December 31, 2011, as a result of the following factors:

•	At our Washington health plan, we underestimated the amount of recoveries we would collect for certain high-cost newborn claims, resulting in an overestimation of reserves at year end.

•	At our Texas health plan, we overestimated the cost of new members in STAR+PLUS, in the Dallas region.

•
The overestimation of our liability for medical claims and benefits payable was partially offset by an underestimation of that liability at our Missouri health plan, as a result of the costs associated with an unusually large number of premature infants during the fourth quarter of 2011.

In estimating our claims liability at June 30, 2013, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•
In our Texas health plan, we have noted an unusually large number of claims with incurred dates older than 10 months. This has caused some distortion in the claims lag pattern that we use to estimate the incurred claims.

•
Our Wisconsin health plan is experiencing significant membership increases, and approximately doubled in size during the first four months of 2013. This new membership is transitioning to our health plan from a terminated health plan. We enrolled approximately 50,000 new members in February, March and April 2013. We have computed a separate reserve analysis for these members and have noted that paid claims thus far are less than what we would expect for newly transitioned members. It has been our experience that when members move to new health plans, there is a delay in the submission of claims for payment. Therefore, we have increased the reserves for this membership, in anticipation of higher claims costs eventually being reported for these members.

•
In our Michigan health plan, there were a large number of claim recoveries recorded in June 2013 due to overpayments that resulted from a system configuration issue. These recoveries impacted the completion factors used to estimate incurred claims. While we have attempted to remove this distortion from the claims data to develop a more accurate reserve estimate, this type of correction in claims data adds a degree of uncertainty for the Michigan reserves as of June 30, 2013.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2012, and for the six months ended June 30, 2013, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the replenishment of reserves in the respective periods generally offset the benefit from the prior period.
10. Long-Term Debt
As of June 30, 2013, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
1.125% Notes	$550,000	$—	$—	$—	$—	$—	$550,000
3.75% Notes	187,000	—	187,000	—	—	—	—
	$737,000	$—	$187,000	$—	$—	$—	$550,000

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

The 1.125% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the embedded cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $149.3 million, which simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.125% Notes, refer to Note 11, “Derivative Financial Instruments.”

As noted above, the reduced carrying value on the 1.125% Notes resulted in a debt discount that is amortized to the 1.125% Notes' principal amount through the recognition of interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.125% Notes is 5.9%, which is imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.125% Notes. As of June 30, 2013, we expect the 1.125% Notes to be outstanding until their January 15, 2020 maturity date, for a remaining amortization period of 6.5 years. The 1.125% Notes' if-converted value did not exceed their principal amount as of June 30, 2013.

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

1.125% Notes Call Spread Overlay

Concurrent with the issuance of the 1.125% Notes, we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes (the Counterparties). These transactions represent a Call Spread Overlay, whereby the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by the sales price of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes. We used $149.3 million of the proceeds from the settlement of the 1.125% Notes to pay for the 1.125% Call Option, and simultaneously received $75.1 million for the sale of the 1.125% Warrants, for a net cash outlay of $74.2 million for the Call Spread Overlay. The 1.125% Call Option is a derivative financial instrument. Until April 22, 2013, the 1.125% Warrants were classified as derivative financial instruments; refer to Note 11, “Derivative Financial Instruments” for further discussion.

Aside from the initial payment of a premium to the Counterparties of $149.3 million for the 1.125% Call Option, we will not be required to make any cash payments to the Counterparties under the 1.125% Call Option, and will be entitled to receive from the Counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.125% Call Options during the relevant valuation period. The strike price under the 1.125% Call Option is initially equal to the conversion price of the 1.125% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Pursuant to the 1.125% Warrants, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.

3.75% Convertible Senior Notes due 2014
We had $187.0 million of 3.75% Convertible Senior Notes due 2014 (the 3.75% Notes) outstanding as of June 30, 2013 and December 31, 2012, respectively. The 3.75% Notes rank equally in right of payment with our existing and future senior indebtedness. The 3.75% Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the 3.75% Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.
Because the 3.75% Notes have cash settlement features, we have allocated the proceeds from their issuance between a liability component and an equity component. The reduced carrying value on the 3.75% Notes resulted in a debt discount that is amortized back to the 3.75% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 3.75% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms had been issued. The effective interest rate of the 3.75% Notes is 7.5%, principally based on the seven-year U.S. Treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. As of June 30, 2013, we expect the 3.75% Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 15 months. As of June 30, 2013, the 3.75% Notes’ if-converted value exceeded their principal amount by approximately $46 million. The 3.75% Notes' if-converted value did not exceed their principal amount as of December 31, 2012. At June 30, 2013, the equity component of the 3.75% Notes, net of the impact of deferred taxes, was $24.0 million.

The principal amounts, unamortized discount and net carrying amounts of the 1.125% Notes and 3.75% Notes were as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
June 30, 2013:
1.125% Notes	$550,000	$142,785	$407,215
3.75% Notes	187,000	8,390	178,610
	$737,000	$151,175	$585,825
December 31, 2012:
3.75% Notes	$187,000	$11,532	$175,468

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$3,300	$1,753	$5,827	$3,506
Amortization of the discount	5,965	1,472	9,688	2,915
Total interest cost recognized	$9,265	$3,225	$15,515	$6,421

Lease Financing Obligations

On June 12, 2013 we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of two properties, including the Molina Center located in Long Beach, California, and the building that houses our Ohio health plan located in Columbus, Ohio. We sold the two properties for $158.6 million in the aggregate. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. The carrying values of these properties, including the related intangible assets, amounted to $78.8 million in the aggregate as of June 30, 2013. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated and amortized over their remaining useful lives. The sales price of $158.6 million was recorded as a lease financing obligation, which is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of operations. Transaction costs associated with this transaction, amounting to $3.5 million, have been deferred and will be amortized over the initial lease term. Future minimum rental income on noncancelable leases from third party tenants of these properties, as reported in our December 31, 2012 Form 10-K, is now considered to be sublease rental income, and continues to be reported in rental income in our consolidated statements of operations. The future minimum rental income previously reported as of December 31, 2012 is consistent with our expected sublease rental income as of June 30, 2013. For information regarding the future minimum lease obligation, refer to Note 14, “Commitments and Contingencies.”
As described and defined in further detail in Note 15, "Related Party Transactions," we entered into a lease for office space in February 2013 consisting of two office buildings then under construction. We have concluded that we are the accounting owner of the construction projects because of our continuing involvement in those projects. Therefore, we have recorded $17.0 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of June 30, 2013, which represents the total cost, including imputed interest, incurred by the Landlord thus far in the construction projects. As of June 30, 2013, the aggregate amounts recorded to property, equipment and capitalized software, net, for both Building A and B are also recorded as a corresponding lease financing obligation of $17.0 million. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of operations. In addition to the capitalization of the costs incurred by the Landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was immaterial for the six months ended June 30, 2013. For information regarding the future minimum lease obligation, refer to Note 14, “Commitments and Contingencies.”
Term Loan
In December 2011, our wholly owned subsidiary, Molina Center LLC, entered into a term loan agreement with various lenders and East West Bank to borrow $48.6 million to finance a portion of the purchase price for the Molina Center, located in Long Beach, California. On June 13, 2013, we repaid the principal balance outstanding under the term loan on that date with proceeds we received in the sale-leaseback transaction described above.
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
We terminated the Credit Facility in connection with the closing of the offering and sale of the 1.125% Notes. Two letters of credit in the aggregate principal amount of $10.3 million that reduced the amount available for borrowing under the Credit Facility as of December 31, 2012, were transferred to direct issue letters of credit with another financial institution. Such direct issue letters of credit are collateralized by restricted investments.
11. Derivative Financial Instruments
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	June 30, 2013
		(In thousands)
Derivative asset:
1.125% Call Option	Non-current assets: Derivative asset	$207,123

Derivative liability:
Embedded cash conversion option	Non-current liabilities: Derivative liability	$207,017
Our derivative financial instruments do not qualify for hedge treatment, therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of operations, in other expense. The following table summarizes the gains (losses) recorded in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Derivative gains (losses):
1.125% Call Option	$59,738	$—	$57,792	$—
Embedded cash conversion option	(59,708)	—	(57,686)	—
1.125% Warrants	(3,923)	—	(3,923)	—
Interest rate swap	390	(1,086)	433	(1,086)
	$(3,503)	$(1,086)	$(3,384)	$(1,086)

1.125% Notes Call Spread Overlay
As described in Note 10, "Long-Term Debt," we entered into a Call Spread Overlay, whereby the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the debentures was reduced by the sales price of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes.

The 1.125% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.125% Call Option settles or expires. The 1.125% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.125% Call Option, refer to Note 5, “Fair Value Measurements.”
Until April 22, 2013, the 1.125% Warrants were recorded as a derivative liability that required mark-to-market accounting treatment due to certain terms in the 1.125% Warrants that prevented such instruments being considered to be indexed in our common stock. Effective April 22, 2013, we entered into amended and restated warrant confirmations with the Counterparties to clarify these terms, such that 1.125% Warrants are no longer considered to be derivative instruments, and have been recorded to additional paid-in capital. For the six months ended June 30, 2013, we recorded a loss of $3.9 million for the change in fair value of the 1.125% Warrants from February 15, 2013 to April 22, 2013.
Embedded Cash Conversion Option

The embedded cash conversion option within the 1.125% Notes is required to be separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $149.3 million, which simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 5, “Fair Value Measurements.”
Interest Rate Swap
In May 2012, we entered into a $42.5 million notional amount interest rate swap agreement, with an effective date of March 1, 2013. On June 14, 2013, we settled the interest rate swap for $0.9 million.
12. Stockholders’ Equity
Stockholders' equity increased $94.1 million during the six months ended June 30, 2013. The increase was primarily due to the $79.0 million reclassification of the 1.125% Warrants to additional paid-in capital, net income of $54.5 million, and $11.3 million related to employee stock transactions, partially offset by $50.0 million in repurchases of our common stock, as described in further detail below.
Common Shares Authorized. On May 1, 2013, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 80,000,000 to 150,000,000.
1.125% Warrants. As described in Note 11, "Derivative Financial Instruments," we reclassified the 1.125% Warrants to additional paid-in capital during the second quarter of 2013, resulting in a $79.0 million increase to stockholders' equity. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Pursuant to the 1.125% Warrants, we issued 13,490,236 warrants with strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.125% Warrants.
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
Effective as of February 13, 2013, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or the 3.75% Notes, in addition to the $50 million repurchase discussed above. The repurchase program extends through December 31, 2014.

Shelf Registration Statement. In May 2012, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.

Stock Plans. In connection with the plans described in Note 4, “Stock-Based Compensation,” we issued approximately 546,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the six months ended June 30, 2013.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue from continuing operations:
Health Plans:
Premium revenue	$1,548,612	$1,432,403	$3,083,045	$2,701,196
Investment income	1,628	1,059	3,144	2,738
Rental and other income	5,922	3,977	10,616	8,236
Molina Medicaid Solutions:
Service revenue	49,672	41,724	99,428	83,929
	$1,605,834	$1,479,163	$3,196,233	$2,796,099
Depreciation and amortization reported in the consolidated statements of cash flows:
Health Plans	$15,685	$15,104	$30,922	$28,847
Molina Medicaid Solutions	6,423	4,567	12,985	9,163
	$22,108	$19,671	$43,907	$38,010
Operating income (loss) from continuing operations:
Health Plans	$40,151	$(56,072)	$101,671	$(28,169)
Molina Medicaid Solutions	6,295	6,642	12,648	15,051
Total operating income (loss) from continuing operations	46,446	(49,430)	114,319	(13,118)
Interest expense	(11,667)	(3,808)	(24,704)	(8,106)
Other expense	(3,502)	(1,086)	(3,371)	(1,086)
Income (loss) from continuing operations before
income taxes	$31,277	$(54,324)	$86,244	$(22,310)

	June 30, 2013	December 31, 2012
	(In thousands)
Goodwill and intangible assets, net:
Health Plans	$137,071	$139,710
Molina Medicaid Solutions	85,068	89,089
	$222,139	$228,799
Total assets:
Health Plans	$2,376,308	$1,702,212
Molina Medicaid Solutions	203,608	232,610
	$2,579,916	$1,934,822
14. Commitments and Contingencies
Sale-Leaseback Transactions
As described in Note 10, "Long-Term Debt," we entered into sale-leaseback transactions that have been classified as lease financing obligations. For the sale-leaseback transaction entered into in June 2013, the initial lease term is 25 years, with five five-year renewal options. For the sale-leaseback transaction relating to the construction project completed in June 2013, the initial lease term is 11.5 years, with two five-year renewal options. We expect minimum lease payments under these leases, for the six months ended December 31, 2013, to be $6.6 million. Future minimum lease payments due under these leases beginning January 1, 2014 are as follows:

(In thousands)
2014	$14,395
2015	18,277
2016	18,877
2017	19,496
2018	20,137
Thereafter	385,813
Total minimum lease payments	$476,995
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
Regulatory Capital and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Such state laws and regulations also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $607.5 million at June 30, 2013, and $549.7 million at December 31, 2012. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $527.8 million and $46.9 million as of June 30, 2013, and December 31, 2012, respectively.
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
As of June 30, 2013, our health plans had aggregate statutory capital and surplus of approximately $627.7 million compared with the required minimum aggregate statutory capital and surplus of approximately $363.2 million. All of our health plans were in compliance with the minimum capital requirements at June 30, 2013. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
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
15. Related Party Transactions
Leased Office Buildings
On February 27, 2013, we entered into a lease (the Lease) with 6th & Pine Development, LLC (the Landlord) for office space located in Long Beach, California. The Lease consists of two office buildings, one of which is under construction. The building which comprises approximately 90,000 square feet of office and storage space (Building A) was completed in June 2013; immediately following its completion, we occupied Building A and commenced lease payments. The second building (Building B) is expected to comprise approximately 120,000 square feet of office space.
The term of the Lease with respect to Building A commenced on June 6, 2013, and the term of the Lease with respect to Building B is expected to commence on November 1, 2014. The initial term of the Lease with respect to both buildings expires on December 31, 2024, subject to two options to extend the term for a period of five years each. Initial annual rent for Building A is approximately $2.6 million, and initial annual rent for Building B is expected to be approximately $4.0 million. Rent will increase 3.75% per year through the initial term. Rent during the extension terms will be the greater of then-current rent or fair market rent.
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
Medical Services

We have an equity investment in a medical service provider that provides certain vision services to our members; we account for this investment under the equity method of accounting. For the three months ended June 30, 2013 and 2012, we paid $8.7 million and $7.0 million, respectively, for medical service fees to this provider. For the six months ended June 30, 2013 and 2012, we paid $16.4 million, and $13.6 million, respectively, for medical service fees to this provider.
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
We have determined that JMMPC is a variable interest entity, or VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of June 30, 2013, JMMPC had total assets of $1.4 million, comprising primarily cash and equivalents, and total liabilities of $1.1 million, comprising primarily accrued payroll and employee benefits.
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
New Markets Tax Credit
During the fourth quarter of 2011, our New Mexico data center subsidiary entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC, or Wells Fargo, its wholly owned subsidiary New Mexico Healthcare Data Center Investment Fund, LLC, or Investment Fund, and certain of Wells Fargo's affiliated Community Development Entities, or CDEs, in connection with our participation in the federal government's New Markets Tax Credit Program, or NMTC. The NMTC was established by Congress in 2000 to facilitate new or increased investments in businesses and real estate projects in low-income communities. The NMTC attracts investment capital to low-income communities by permitting investors to receive a tax credit against their federal income tax return in exchange for equity investments in specialized financial institutions, called CDEs, which provide financing to qualified active businesses operating in low-income communities. The credit amounts to 39% of the original investment amount and is claimed over a period of seven years (five percent for each of the first three years, and six percent for each of the remaining four years). The investment in the CDE cannot be redeemed before the end of the seven-year period.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated as a result of, but not limited to, risk factors related to the following:

•
uncertainties associated with the implementation of the Affordable Care Act, including the impact of the health insurance industry excise tax, the expansion of Medicaid eligibility in participating states to previously uninsured populations unfamiliar with managed care, the implementation of state insurance exchanges currently expected to become operational by October 1, 2013, the effect of various implementing regulations, and uncertainties regarding the impact of other federal or state health care and insurance reform measures, including the duals demonstration programs in California, Ohio, Michigan, and Texas;

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
Our Health Plans segment comprises health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. As of June 30, 2013, these health plans served approximately 1.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our direct delivery business consists of primary care community clinics in California, Florida, New Mexico, and Washington.
Our health plans’ state Medicaid contracts generally have terms of three to four years with annual adjustments to premium rates. These contracts are renewable at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause. Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in retaining their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals, or RFP, subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, on February 17, 2012, the Division of Purchasing of the Missouri Office of Administration notified us that our Missouri health plan, Alliance for Community Health, L.L.C., was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, the Missouri health plan's prior contract with the state expired without renewal on June 30, 2012 subject to certain transition obligations. On April 5, 2013, the Missouri health plan assigned its affiliate, Molina Healthcare of Illinois, Inc., substantially all of its assets and liabilities. Additionally, the Missouri health plan surrendered its certificate of authority as a health maintenance organization. The Missouri health plan's revenues amounted to $0.2 million and $113.8 million for the six months ended June 30, 2013 and 2012, respectively.
Until the second quarter of 2013, we reported the results of the Missouri health plan in continuing operations because of our continuing significant involvement in the payment of medical claims incurred on or prior to June 30, 2012, for that entity. On May 13, 2013, we abandoned our equity interests in the Missouri health plan to an unrelated entity, and assigned the Missouri health plan's surviving rights, duties and obligations (which we believe to be insignificant) to Molina Healthcare of Illinois, Inc. Effective June 30, 2013, the transition obligations associated with the Missouri health plan's contract with the state terminated. As a result of these activities, we commenced reporting the Missouri health plan as a discontinued operation as of June 30, 2013. In connection with the abandonment of our equity interests in the Missouri health plan to an unrelated entity, we recognized a $9.5 million tax benefit for the tax deduction associated with the basis of such equity interests, which is included in discontinued operations in our consolidated statement of operations. Additionally, we recognized a pretax loss of $0.5 million for the write off of the Missouri health plan's remaining assets in the second quarter of 2013.
Our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations (such as the aged, blind or disabled, or ABD); and regions or service areas. For example, our Texas health plan added significant membership effective March 1, 2012, in service areas we had not previously served (the Hidalgo and El Paso service areas); and among populations we had not previously served within existing service areas, such as the Temporary Assistance for Needy Families, or TANF, population in the Dallas service area. Additionally, the health benefits provided to our TANF and ABD members in Texas under our contracts with the state were expanded to include inpatient facility and pharmacy services effective March 1, 2012.
On July 3, 2013, we announced that our New Mexico health plan has entered into a definitive agreement to assume Lovelace Community Health Plan's contract for the New Mexico Medicaid Salud! Program. Lovelace Community Health Plan currently participates in the New Mexico Medicaid Salud! State Coverage Insurance Program and arranges for healthcare services for approximately 84,000 New Mexicans. Our New Mexico health plan serves over 92,000 Medicaid members across the state. Subject to satisfaction of customary closing conditions, we anticipate completing the transaction on August 1, 2013; the total payment to Lovelace Community Health Plan will be based on the membership transferred as of that date.
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
On June 9, 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intended to award the contract for a replacement Medicaid Management Information System (MMIS) to a different vendor, CNSI. However, in March 2013, the state of Louisiana cancelled its contract award to CNSI. CNSI is currently challenging the contract cancellation. The state has informed us that we will continue to perform under our current contract until a successor is named. At such time as a new RFP may be issued, we intend to respond to the state's RFP. For the six months ended June 30, 2013, our revenue under the Louisiana MMIS contract was approximately $20.2 million, or 20.3% of total service revenue. So long as our Louisiana MMIS contract continues, we expect to recognize approximately $40 million of service revenue annually under this contract.
Composition of Revenue and Membership
Health Plans Segment
Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the six months ended June 30, 2013, we received approximately 96% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the Centers for Medicare and Medicaid Services, or CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
For the six months ended June 30, 2013, we recognized approximately 4% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.
The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for the Children’s Health Insurance Program, or CHIP, members are generally among our lowest, with rates as low as approximately $80 PMPM in Michigan. Premium revenues for Medicaid members are generally higher. Among the TANF Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $100 in California to $260 in Ohio. Among our ABD membership, PMPM premiums range from approximately $400 in Utah to $1,400 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy, inpatient, behavioral health and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest PMPM premiums in the aggregate, at approximately $1,100 PMPM.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
Total Ending Membership by Health Plan:
California	355,000	332,000	336,000	350,000
Florida	81,000	75,000	73,000	70,000
Michigan	215,000	217,000	220,000	220,000
New Mexico	92,000	91,000	91,000	89,000
Ohio	240,000	242,000	244,000	260,000
Texas	266,000	274,000	282,000	301,000
Utah	87,000	87,000	87,000	86,000
Washington	413,000	416,000	418,000	356,000
Wisconsin	98,000	86,000	46,000	42,000
Total	1,847,000	1,820,000	1,797,000	1,774,000
Total Ending Membership for our Medicare Advantage Plans:
California	8,100	7,700	7,700	7,000
Florida	600	600	900	900
Michigan	9,500	9,200	9,700	8,900
New Mexico	900	900	900	900
Ohio	400	300	300	200
Texas	2,300	1,900	1,500	800
Utah	7,800	7,600	8,200	8,300
Washington	6,600	6,100	6,500	5,700
Total	36,200	34,300	35,700	32,700
Total Ending Membership for our Aged, Blind or Disabled Population:
California	45,400	44,600	44,700	41,100
Florida	11,200	10,400	10,300	10,400
Michigan	45,000	44,000	41,900	40,000
New Mexico	6,000	5,800	5,700	5,600
Ohio	28,000	28,200	28,200	29,600
Texas	92,000	94,200	95,900	111,000
Utah	9,400	9,200	9,000	8,800
Washington	31,700	31,300	30,000	4,400
Wisconsin	1,600	1,600	1,700	1,700
Total	270,300	269,300	267,400	252,600
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

•
Other — Expenses for medically related administrative costs of approximately $68.4 million, and $62.6 million, for the six months ended June 30, 2013 and 2012, respectively, as well as certain provider incentive costs, reinsurance, costs to operate our medical clinics, and other medical expenses.

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
Second Quarter Financial Performance Summary, Continuing Operations
The following table and narrative briefly summarize our financial and operating performance for continuing operations for the three and six months ended June 30, 2013 and 2012. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio is computed as a percentage of premium revenue, net of premium tax and the premium tax ratio is computed as a percentage of premium revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollar amounts in thousands, except per share data)
Net income (loss) per diluted share	$0.34	$(0.71)	$1.00	$(0.29)
Premium revenue	$1,548,612	$1,432,403	$3,083,045	$2,701,196
Service revenue	$49,672	$41,724	$99,428	$83,929
Operating income (loss)	$46,446	$(49,430)	$114,319	$(13,118)
Net income (loss)	$15,796	$(33,057)	$46,318	$(13,163)
Total ending membership	1,847,000	1,774,000	1,847,000	1,774,000
Premium revenue	96.4%	96.8%	96.5%	96.6%
Service revenue	3.1%	2.8%	3.1%	3.0%
Investment income	0.1%	0.1%	0.1%	0.1%
Rental and other income	0.4%	0.3%	0.3%	0.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	86.2%	94.5%	86.1%	91.4%
General and administrative expense ratio	10.1%	8.5%	9.5%	8.6%
Premium tax ratio	3.0%	2.7%	2.7%	3.0%
Operating income (loss)	2.9%	(3.3)%	3.6%	(0.5)%
Net income (loss)	1.0%	(2.2)%	1.4%	(0.5)%
Effective tax rate	49.5%	(39.1)%	46.3%	(41.0)%

Reconciliation of Non-GAAP to GAAP Financial Measures

We have included presentations of earnings before interest, taxes, depreciation and amortization (EBITDA) below. EBITDA is a non-GAAP financial measure and is reconciled to net income, which we believe to be the most comparable GAAP measure (GAAP stands for U.S. generally accepted accounting principles).

EBITDA is not prepared in conformity with GAAP because it excludes depreciation and amortization, as well as interest expense and income tax expense. This non-GAAP financial measure should not be considered as an alternative to the GAAP measures of net income, operating income, operating margin, or cash provided by operating activities; nor should EBITDA be considered in isolation from these GAAP measures of operating performance. Management uses EBITDA as a supplemental metric in evaluating our financial performance, in evaluating financing and business development decisions, and in forecasting and analyzing future periods. For these reasons, management believes that EBITDA is a useful supplemental measure to investors in evaluating our performance and the performance of other companies in our industry.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$24,571	$(37,306)	$54,486	$(19,217)
Add back:
Depreciation and amortization reported in the consolidated statements of cash flows	22,108	19,671	43,907	38,010
Interest expense	11,667	3,808	24,704	8,106
Income tax expense (benefit)	5,513	(25,769)	29,783	(14,736)
EBITDA	$63,859	$(39,596)	$152,880	$12,163
Second Quarter 2013 Overview
For the second quarter of 2013, net income rose to $24.6 million, or $0.53 per diluted share, compared with a net loss of $37.3 million, or $0.80 per diluted share, for the second quarter of 2012. Net income per diluted share from continuing operations was $0.34 for the second quarter of 2013, versus a net loss of $0.71 per diluted share from continuing operations for the second quarter of 2012.

Premium revenue for the second quarter of 2013 increased 8% over the second quarter of 2012, primarily due to membership growth in Washington and Wisconsin and rate increases in Texas and Washington in the second half of 2012.

Our consolidated medical care ratio decreased to 86.2% in the second quarter of 2013, from 94.5% in the second quarter of 2012. The decline in the consolidated medical care ratio was the result of dramatically improved operating results in Texas combined with improved performance at most of our other health plans. Medical care ratios decreased in seven of our nine health plans; while medical margin (measured as the excess of premium revenue net of premium tax, over medical costs) increased in eight out of nine health plans.

General and administrative expenses increased to 10.1% of revenue in the second quarter of 2013, from 8.5% in the second quarter of 2012, primarily due to higher costs incurred as a result of our preparations for significant membership growth in 2014, and a litigation charge of $3.5 million related to the final settlement of a provider dispute.

Second quarter 2013 results include a one-time non-cash charge of $3.9 million related to warrants issued in conjunction with our convertible senior notes offering in February 2013. As originally issued, certain terms in the warrant agreements required that they be recorded as a derivative liability requiring mark-to-market accounting treatment. The warrants were reclassified to equity during the second quarter and there will be no further mark-to-market adjustments.

We previously reported that our Medicaid managed care contract with the state of Missouri expired without renewal on June 30, 2012. Effective June 30, 2013 the transition obligations associated with that contract terminated. Therefore, we have reclassified the results relating to the Missouri health plan to discontinued operations for all periods presented. These results are presented in a single line item, net of taxes, in the unaudited consolidated statements of operations. Additionally, we abandoned all of our equity interests in the Missouri health plan during the second quarter of 2013, resulting in the recognition of a tax benefit of approximately $9.5 million, which is also included in discontinued operations in the unaudited consolidated statements of operations.
Results of Operations, Continuing Operations

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012
Health Plans Segment
Premium Revenue
Premium revenue for the second quarter of 2013 increased 8% over the second quarter of 2012, primarily due to membership growth in Washington and Wisconsin, and rate increases in Texas and Washington in the second half of 2012. Medicare premium revenue was $131.5 million for the second quarter of 2013 compared with $120.8 million for the second quarter of 2012.
Growth in our ABD membership in Washington and California led to higher premium revenue PMPM in 2013. ABD membership, as a percent of total membership, has increased approximately 3% year over year. Premium revenue PMPM also increased in the second quarter of 2013 as a result of the inclusion of revenue for pharmacy benefits for the Utah health plan effective January 1, 2013.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended June 30,
	2013			2012
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$879,865	$158.96	68.0%	$925,039	$174.04	70.2%
Pharmacy	222,992	40.29	17.2	212,944	40.06	16.2
Capitation	138,409	25.00	10.7	136,376	25.66	10.3
Other	53,440	9.66	4.1	43,238	8.14	3.3
Total	$1,294,706	$233.91	100.0%	$1,317,597	$247.90	100.0%

Medical care costs decreased in the second quarter of 2013 primarily due to significantly lower medical care costs at our Texas health plan. Our consolidated medical care ratio decreased to 86.2% in the second quarter of 2013, from 94.5% in the second quarter of 2012. Higher margins at the Texas health plan, along with stable inpatient utilization and lower pharmacy unit costs across the Company, were the primary causes of the lower medical care ratio in the second quarter of 2013.
Individual Health Plan Analysis
The medical care ratio at the California health plan increased to 94.4% in the second quarter of 2013 from 90.5% in the second quarter of 2012. The higher medical care ratio was primarily the result of higher Medicare inpatient fee-for-service costs.
The medical care ratio of the Florida health plan decreased to 84.0% in the second quarter of 2013, from 84.5% in the second quarter of 2012 due to inpatient utilization reductions and lower pharmacy costs.
The medical care ratio of the Michigan health plan decreased to 84.7% in the second quarter of 2013, from 87.1% in the second quarter of 2012, primarily due to a reduction in inpatient costs.
The medical care ratio of the New Mexico health plan decreased to 80.8% in the second quarter of 2013, from 84.3% in the second quarter of 2012, primarily as a result of higher Medicaid premium rates PMPM effective January 1, 2013, and lower fee-for-service claims costs.
The medical care ratio of the Ohio health plan decreased to 79.8% for the second quarter of 2013, from 89.5% for the second quarter of 2012, due to reductions in inpatient, pharmacy and professional costs as well as a 4% premium rate increase effective January 1, 2013.
The medical care ratio of the Texas health plan was 86.5% in the second quarter of 2013 compared with 111.5% in the second quarter of 2012 (which included a premium deficiency reserve (PDR) of $10 million). We received a blended rate increase in Texas of approximately 4%, or $4.5 million per month, effective September 1, 2012; and implemented various medical cost containment initiatives in the second half of 2012.

The medical care ratio of the Utah health plan decreased to 79.6% in the second quarter of 2013, from 82.5% in the second quarter of 2012 primarily due to a lower fee-for-service claim costs.
The medical care ratio of the Washington health plan increased to 88.0% in the second quarter of 2013, from 85.5% in the second quarter of 2012 primarily due to the addition of ABD members effective July 1, 2012. The higher premium revenue PMPM associated with the ABD membership, however, offset the increased medical care ratio, so that the excess of premium revenue over medical care costs increased to $36.0 million for the second quarter of 2013, compared with $29.6 million for the second quarter of 2012.
The medical care ratio of the Wisconsin health plan decreased to 82.6% in the second quarter of 2013, from 121.1% in the second quarter of 2012. A $3.0 million PDR was recorded in the second quarter of 2012. Absent the PDR, the medical care ratio would have been 105.2% in the second quarter of 2012. The health plan has successfully implemented several cost saving initiatives including improvements in provider contracts, in-sourcing the management of behavioral health services and enhanced utilization management activities. The health plan received a 3% premium rate increase effective January 1, 2013. Additionally, the health plan gained approximately 50,000 members in February, March and April due to another health plan's recent exit from the market. We are closely monitoring the utilization patterns and loss reserves for these new members.
Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended June 30, 2013
	Member Months (1)	Premium Revenue		Medical Care Costs		Premium Tax Expense	MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,055	$191,059	$181.19	$170,777	$161.96	$10,132	94.4%	$10,150
Florida	238	61,838	260.61	51,915	218.80	1	84.0	9,922
Michigan	648	168,446	259.88	141,859	218.86	961	84.7	25,626
New Mexico	275	86,527	314.76	68,253	248.28	2,078	80.8	16,196
Ohio	722	292,706	405.05	215,664	298.44	22,599	79.8	54,443
Texas	805	324,600	403.06	275,959	342.66	5,645	86.5	42,996
Utah	261	77,511	296.69	61,677	236.08	—	79.6	15,834
Washington	1,238	305,000	246.30	263,512	212.80	5,467	88.0	36,021
Wisconsin	293	37,740	128.79	31,185	106.43	—	82.6	6,555
Other (3)	—	3,185	—	13,905	—	—	—	(10,720)
	5,535	$1,548,612	$279.77	$1,294,706	$233.91	$46,883	86.2%	$207,023

	Three Months Ended June 30, 2012
	Member Months (1)	Premium Revenue		Medical Care Costs		Premium Tax Expense	MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,056	$167,644	$158.77	$149,239	$141.34	$2,683	90.5%	$15,722
Florida	210	57,303	273.00	48,442	230.79	(21)	84.5	8,882
Michigan	662	162,758	245.89	141,682	214.04	31	87.1	21,045
New Mexico	266	82,706	310.94	67,836	255.03	2,257	84.3	12,613
Ohio	762	297,069	389.85	245,284	321.89	23,011	89.5	28,774
Texas	907	359,486	396.63	393,237	433.87	6,670	111.5	(40,421)
Utah	259	76,911	297.00	63,419	244.90	—	82.5	13,492
Washington	1,068	207,376	194.14	174,045	162.93	3,701	85.5	29,630
Wisconsin	125	18,788	150.12	22,758	181.84	—	121.1	(3,970)
Other (3)	—	2,362	—	11,655	—	22	—	(9,315)
	5,315	$1,432,403	$269.53	$1,317,597	$247.90	$38,354	94.5%	$76,452

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	The MCR represents medical costs as a percentage of premium revenues, where premium revenue is reduced by premium tax expense.

(3)	“Other” medical care costs also include medically related administrative costs at the parent company.
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Service revenue before amortization	$50,400	$41,877
Amortization recorded as reduction of service revenue	(728)	(153)
Service revenue	49,672	41,724
Cost of service revenue	39,305	30,613
General and administrative costs	2,790	3,187
Amortization of customer relationship intangibles recorded as amortization	1,282	1,282
Operating income	$6,295	$6,642

Operating income for our Molina Medicaid Solutions segment decreased $0.3 million for the three months ended June 30, 2013, compared with the same prior year period. The decrease in operating income was primarily the result of a change in the mix of transactions processed from fee-for-service claims to managed care encounters (processing fees are lower for encounters than for fee-for-service claims) and changes to state contract revenues implemented during 2012.
Results of Operations, Continuing Operations
Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012
Health Plans Segment
Premium Revenue
Premium revenue for the six months ended June 30, 2013 increased 14% over the six months ended June 30, 2012, due to both higher enrollment and higher premium revenue PMPM. Medicare premium revenue was $249.9 million for the six months ended June 30, 2013 compared with $230.5 million for the six months ended June 30, 2012.
Growth in our ABD membership in Washington and California led to higher premium revenue PMPM in 2013. ABD membership, as a percent of total membership, has increased approximately 3% year over year. Premium revenue PMPM also increased in the six months ended June 30, 2013 as a result of the inclusion of revenue for pharmacy benefits for the Utah health plan effective January 1, 2013, and as a result of the inclusion of revenue for inpatient facility and pharmacy benefits across all of the Texas health plan’s membership effective March 1, 2012.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Six Months Ended June 30,
	2013			2012
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$1,746,620	$159.48	67.6%	$1,653,024	$160.57	69.0%
Pharmacy	454,830	41.53	17.6	386,181	37.51	16.1
Capitation	278,733	25.45	10.8	269,968	26.22	11.3
Other	102,438	9.35	4.0	86,291	8.38	3.6
Total	$2,582,621	$235.81	100.0%	$2,395,464	$232.68	100.0%

Our medical care ratio decreased in the six months ended June 30, 2013, when compared with the six months ended
June 30, 2012, primarily due to improved financial performance at our Texas health plan.

Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Six Months Ended June 30, 2013
	Member Months (1)	Premium Revenue		Medical Care Costs		Premium Tax Expense	MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	2,056	$378,939	$184.33	$330,540	$160.79	$10,224	89.6%	$38,175
Florida	461	120,005	260.39	101,319	219.84	4	84.4	18,682
Michigan	1,300	336,122	258.56	288,607	222.01	2,080	86.4	45,435
New Mexico	549	172,325	314.15	140,402	255.95	3,876	83.3	28,047
Ohio	1,448	584,224	403.39	443,118	305.96	45,309	82.2	95,797
Texas	1,637	659,896	403.02	542,408	331.27	11,490	83.7	105,998
Utah	520	152,467	293.16	126,706	243.63	—	83.1	25,761
Washington	2,488	608,719	244.67	524,909	210.98	10,900	87.8	72,910
Wisconsin	493	64,864	131.53	54,849	111.22	—	84.6	10,015
Other (3)	—	5,484	—	29,763	—	—	—	(24,279)
	10,952	$3,083,045	$281.51	$2,582,621	$235.81	$83,883	86.1%	$416,541

	Six Months Ended June 30, 2012
	Member Months (1)	Premium Revenue		Medical Care Costs		Premium Tax Expense	MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	2,115	$329,329	$155.70	$290,588	$137.39	$4,992	89.6%	$33,749
Florida	418	113,493	271.44	98,011	234.41	(14)	86.3	15,496
Michigan	1,327	330,664	249.20	275,893	207.92	8,071	85.5	46,700
New Mexico	532	163,932	308.29	134,947	253.78	4,210	84.5	24,775
Ohio	1,508	590,594	391.77	481,985	319.72	45,864	88.5	62,745
Texas	1,499	557,722	372.11	573,326	382.53	9,867	104.6	(25,471)
Utah	511	152,049	297.29	121,300	237.17	—	79.8	30,749
Washington	2,135	422,986	198.11	355,470	166.49	7,517	85.6	59,999
Wisconsin	250	35,930	143.54	39,644	158.31	—	110.3	(3,714)
Other (3)	—	4,497	—	24,300	—	33	—	(19,836)
	10,295	$2,701,196	$262.38	$2,395,464	$232.68	$80,540	91.4%	$225,192

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	The MCR represents medical costs as a percentage of premium revenues, where premium revenue is reduced by premium tax expense.

(3)	“Other” medical care costs also include medically related administrative costs at the parent company.
Molina Medicaid Solutions Segment

Performance of the Molina Medicaid Solutions segment was as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Service revenue before amortization	$100,885	$84,235
Amortization recorded as reduction of service revenue	(1,457)	(306)
Service revenue	99,428	83,929
Cost of service revenue	79,075	61,107
General and administrative costs	5,141	5,207
Amortization of customer relationship intangibles recorded as amortization	2,564	2,564
Operating income	$12,648	$15,051

Operating income for our Molina Medicaid Solutions segment decreased $2.4 million for the six months ended June 30, 2013, compared with the same prior year period. The decrease in operating income was primarily the result of a change in the mix of transactions processed from fee-for-service claims to managed care encounters (processing fees are lower for encounters than for fee-for-service claims) and changes to state contract revenues implemented during 2012.
Consolidated Expenses
General and Administrative Expenses
General and administrative expenses increased to 10.1% of total revenue for the three months ended June 30, 2013, compared with 8.5% of total revenue for the three months ended June 30, 2012. General and administrative expenses increased to 9.5% of total revenue for the six months ended June 30, 2013, compared with 8.6% of total revenue for the six months ended June 30, 2012. The increased ratio of general and administrative expenses to total revenue for both the three months and six months ended June 30, 2013, was primarily due to higher costs incurred as a result of our preparations for significant membership growth in 2014.
Premium Tax Expense
Premium tax expense was 3.0% of premium revenue in the three months ended June 30, 2013, compared with 2.7% in the three months ended June 30, 2012, and 2.7% of premium revenue in the six months ended June 30, 2013, compared with 3.0% in the six months ended June 30, 2012. The year-to-date decrease in 2013 was primarily due to the reduction of premium taxes at the Michigan and California health plans effective in 2012.
Depreciation and Amortization
Depreciation and amortization related to our Health Plans segment is recorded in “Depreciation and amortization” in the consolidated statements of operations. Amortization related to our Molina Medicaid Solutions segment is recorded within three different headings in the consolidated statements of operations as follows:

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

	Three Months Ended June 30,
	2013		2012
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation and amortization of capitalized software, continuing operations	$12,896	0.8%	$10,674	0.7%
Amortization of intangible assets, continuing operations	4,119	0.3	5,536	0.4
Depreciation and amortization, continuing operations	17,015	1.1	16,210	1.1
Depreciation and amortization, discontinued operations	—	—	177	—
Amortization recorded as reduction of service revenue	728	—	153	—
Amortization of capitalized software recorded as cost of service revenue	4,365	0.3	3,131	0.2
	$22,108	1.4%	$19,671	1.3%

	Six Months Ended June 30,
	2013		2012
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation and amortization of capitalized software, continuing operations	$25,341	0.8%	$19,969	0.7%
Amortization of intangible assets, continuing operations	8,237	0.3	11,089	0.4
Depreciation and amortization, continuing operations	33,578	1.1	31,058	1.1
Depreciation and amortization, discontinued operations	2	—	354	—
Amortization recorded as reduction of service revenue	1,457	—	306	—
Amortization of capitalized software recorded as cost of service revenue	8,870	0.3	6,292	0.2
	$43,907	1.4%	$38,010	1.3%

Interest Expense
Interest expense increased to $11.7 million for the three months ended June 30, 2013, from $3.8 million for the three months ended June 30, 2012, and increased to $24.7 million for the six months ended June 30, 2013, from $8.1 million for the six months ended June 30, 2012 primarily due to the issuance of the 1.125% Notes in February 2013. Interest expense includes amortization of the discount on our convertible senior notes, which amounted to $6.0 million and $1.5 million for the three months ended June 30, 2013, and 2012, respectively, and $9.7 million and $2.9 million for the six months ended June 30, 2013, and 2012, respectively. Interest expense in the first half of 2013 also includes the immediate recognition of approximately $6 million of interest expense relating to debt issuance costs. The remainder of the fees associated with that issuance, amounting to approximately $12 million, are being expensed over the life of the 1.125% Notes.
As described in further detail below, in "Future Sources and Uses of Liquidity – Lease Financing Obligations," lease payments under the sale-leaseback transactions adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of operations.
Other Expense
Other expense increased to $3.5 million for the three months ended June 30, 2013, from $1.1 million for the three months ended June 30, 2012, with a comparable increase for the six months ended June 30, 2013, over the same period in 2012. Other expense includes primarily gains or losses associated with changes in the fair value of our derivative financial instruments. In the second quarter of 2013 we recorded a one-time non-cash charge of $3.9 million related to warrants issued in conjunction with our convertible senior notes offering in February 2013, as described above in "Second Quarter 2013 Overview." For the three months and six months ended June 30, 2012, we recorded a $1.1 million charge for the fair value of an interest rate swap derivative liability. We settled the interest rate swap in the second quarter of 2013, which resulted in a gain of approximately $0.4 million, which partially offset the $3.9 million charge described above.
Income Taxes
The provision for income taxes in continuing operations is recorded at an effective rate of 49.5% for the three months ended June 30, 2013 compared with 39.1% for the three months ended June 30, 2012, and 46.3% for the six months ended June 30, 2013 compared with 41.0% for the six months ended June 30, 2012. The increase is primarily due to an increase in non-deductible compensation, and the non-deductibility of the $3.9 million charge related to the warrants, as described above.
Liquidity and Capital Resources
Introduction
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of June 30, 2013, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income was $3.1 million for the six months ended June 30, 2013, compared with $2.7 million for the six months ended June 30, 2012. Our annualized portfolio yield for the six months ended June 30, 2013 was 0.4% compared with 0.5% for the six months ended June 30, 2012.
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
Liquidity
Cash used in operating activities for the six months ended June 30, 2013 was $111.7 million compared with $236.0 million provided by operating activities for the six months ended June 30, 2012, a change of $347.7 million. The decrease in cash from operating activities was primarily due to the changes in deferred revenue and medical claims and benefits payable, partially offset by the change in accounts receivable. Deferred revenue and medical claims and benefits payable were a use of operating cash amounting to $124.9 million in the aggregate in the six months ended June 30, 2013, compared with a source of operating cash of $248.5 million in the aggregate in the same period in 2012. Accounts receivable was a use of operating cash amounting to $64.1 million in the six months ended June 30, 2013, compared with a source of operating cash of $6.9 million in the same period in 2012.
Cash used in investing activities for the six months ended June 30, 2013 was $431.8 million compared with $61.3 million for the six months ended June 30, 2012, an increase of $370.5 million. This increase was primarily due to increased purchases of investments in 2013, a result of increased cash generated in financing activities, described below.

Cash provided by financing activities for the six months ended June 30, 2013 was $490.5 million compared with $58.6 million for the six months ended June 30, 2012, an increase of $431.9 million. The significant increase was primarily due to $538.0 million in proceeds we received from our offering of 1.125% Notes, $158.7 million received from sale-leaseback transactions, and $75.1 million from the sale of warrants, partially offset by $149.3 million paid for the purchased call option relating to the 1.125% Notes, $50.0 million paid for repurchases of our common stock, $47.5 million used to repay our term loan, and $40.0 million used to repay our Credit Facility.
Financial Condition
On a consolidated basis, at June 30, 2013, we had working capital of $1,037.6 million compared with $521.1 million at December 31, 2012. At June 30, 2013, and December 31, 2012, we had cash and investments, including restricted investments, of $1,530.7 million, and $1,196.1 million, respectively. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Regulatory Capital and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Such state laws and regulations also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $607.5 million at June 30, 2013, and $549.7 million at December 31, 2012. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $527.8 million and $46.9 million as of June 30, 2013, and December 31, 2012, respectively.
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
As of June 30, 2013, our health plans had aggregate statutory capital and surplus of approximately $627.7 million compared with the required minimum aggregate statutory capital and surplus of approximately $363.2 million. All of our health plans were in compliance with the minimum capital requirements at June 30, 2013. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
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
Future Sources and Uses of Liquidity
As of June 30, 2013, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
1.125% Notes	$550,000	$—	$—	$—	$—	$—	$550,000
3.75% Notes	187,000	—	187,000	—	—	—	—
	$737,000	$—	$187,000	$—	$—	$—	$550,000
1.125% Cash Convertible Senior Notes due 2020
On February 15, 2013, we settled the issuance of $550.0 million aggregate principal amount of 1.125% Cash Convertible Senior Notes due 2020 (the 1.125% Notes). This transaction included the initial issuance of $450.0 million on February 11, 2013, plus the exercise of the full amount of the $100.0 million over-allotment option on February 13, 2013. The aggregate net proceeds of the 1.125% Notes were $458.9 million, after payment of the net cost of the Call Spread Overlay described below and transaction costs. Additionally, we used $50.0 million of the net proceeds to purchase shares of our common stock, and $40.0 million to repay the principal owed under our Credit Facility.
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
The 1.125% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the embedded cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $149.3 million, which simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount).
As noted above, the reduced carrying value on the 1.125% Notes resulted in a debt discount that is amortized to the 1.125% Notes' principal amount through the recognition of interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.125% Notes is 5.9%, which is imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.125% Notes. As of June 30, 2013, we expect the 1.125% Notes to be outstanding until their January 15, 2020 maturity date, for a remaining amortization period of 6.5 years.
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
1.125% Notes Call Spread Overlay
Concurrent with the issuance of the 1.125% Notes, we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes (the Counterparties). These transactions represent a Call Spread Overlay, whereby the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by the sales price of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes. We used $149.3 million of the proceeds from the settlement of the 1.125% Notes to pay for the 1.125% Call Option, and simultaneously received $75.1 million for the sale of the 1.125% Warrants, for a net cash outlay of $74.2 million for the Call Spread Overlay. The 1.125% Call Option is a derivative financial instrument.
Aside from the initial payment of a premium to the Counterparties of $149.3 million for the 1.125% Call Option, we will not be required to make any cash payments to the Counterparties under the 1.125% Call Option, and will be entitled to receive from the Counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.125% Call Options during the relevant valuation period. The strike price under the 1.125% Call Option is initially equal to the conversion price of the 1.125% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Pursuant to the 1.125% Warrants, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.
3.75% Convertible Senior Notes due 2014
We had $187.0 million of 3.75% Convertible Senior Notes due 2014 (the 3.75% Notes) outstanding as of June 30, 2013 and December 31, 2012, respectively. The 3.75% Notes rank equally in right of payment with our existing and future senior indebtedness. The 3.75% Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the 3.75% Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.
Lease Financing Obligations
On June 12, 2013, we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of two properties, including the Molina Center located in Long Beach, California, and the building that houses our Ohio health plan located in Columbus, Ohio. We sold the two properties for $158.6 million in the aggregate. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. The carrying values of these properties, including the related intangible assets, amounted to $78.8 million in the aggregate as of June 30, 2013. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated and amortized over their remaining useful lives. The sales price of $158.6 million was recorded as a lease financing obligation, which is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of operations. Transaction costs associated with this transaction, amounting to $3.5 million, have been deferred and will be amortized over the initial lease term.
We entered into a lease for office space in February 2013 consisting of two office buildings then under construction. We have concluded that we are the accounting owner of the construction projects because of our continuing involvement in those projects. Therefore, we have recorded $17.0 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of June 30, 2013, which represents the total cost, including imputed interest, incurred by the landlord thus far in the construction projects. As of June 30, 2013, the aggregate amounts recorded to property, equipment and capitalized software, net, for both Building A and B are also recorded as a corresponding lease financing obligation of $17.0 million. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of operations. In addition to the capitalization of the costs incurred by the landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was immaterial for the six months ended June 30, 2013.

Term Loan
In December 2011, our wholly owned subsidiary, Molina Center LLC, entered into a term loan agreement with various lenders and East West Bank to borrow $48.6 million to finance a portion of the purchase price for the Molina Center, located in Long Beach, California. On June 13, 2013, we repaid the principal balance outstanding under the term loan on that date, with proceeds we received in the sale-leaseback transaction described above.
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
We terminated the Credit Facility in connection with the closing of the offering and sale of the 1.125% Notes. Two letters of credit in the aggregate principal amount of $10.3 million that reduced the amount available for borrowing under the Credit Facility as of December 31, 2012, were transferred to direct issue letters of credit with another financial institution. Such direct issue letters of credit are collateralized by restricted investments.
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
Securities Repurchase Program
Effective as of February 13, 2013, our board of directors authorized the repurchase of $75 million in the aggregate of either our common stock or our 3.75% Notes, in addition to the $50 million of our common stock that we repurchased on February 12, 2013. The repurchase program extends through December 31, 2014.
Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2012, was disclosed in our 2012 Annual Report on Form 10-K. Other than the transactions relating to our February 2013 offering of the 1.125% Notes, and the sale-leaseback transactions discussed above, there were no material changes to this previously filed information outside the ordinary course of business during the three months ended June 30, 2013. For further discussion and maturities of our long-term debt, see Note 10 of Notes to the Consolidated Financial Statements.
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
California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of approximately $0.7 million and $0.3 million at June 30, 2013, and December 31, 2012, respectively.
Florida Health Plan Medical Cost Floor (Minimum): A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs (in all counties except Broward). A similar minimum expenditure is required for total health care costs in Broward county only. At both June 30, 2013, and December 31, 2012, we had not recorded any liability under the terms of these contract provisions.
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): Our contract with the state of New Mexico directs that a portion of premiums received may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit, as defined in the contract, exceed certain amounts. At both June 30, 2013, and December 31, 2012, we had not recorded any liability under the terms of these contract provisions.
Ohio Health Plan Medical Cost Floors (Minimums): Sanctions may be levied by the state if certain minimum amounts are not spent on defined medical care costs. These sanctions include the requirements to file a corrective action plan as well as an enrollment freeze.
Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $3.9 million and $3.2 million pursuant to our profit-sharing agreement with the state of Texas at June 30, 2013, and December 31, 2012, respectively.
Washington Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our Washington health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At June 30, 2013, and December 31, 2012, we had not recorded any liability under the terms of this contract provision.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ heath care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $7.1 million and $0.3 million as of June 30, 2013 and December 31, 2012, respectively for anticipated Medicare risk adjustment premiums.
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
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of June 30, 2013 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of June 30, 2013.

	Three Months Ended June 30, 2013
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$588	$535	$49	$584	$86,527
Ohio	2,964	1,087	553	1,640	292,706
Texas	15,675	15,675	2,752	18,427	324,600
Wisconsin	1,269	—	495	495	37,740
	$20,496	$17,297	$3,849	$21,146	$741,573

	Three Months Ended June 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$561	$482	$630	$1,112	$82,706
Ohio	2,720	2,720	—	2,720	297,069
Texas	18,252	14,284	—	14,284	359,486
Wisconsin	449	—	246	246	18,788
	$21,982	$17,486	$876	$18,362	$758,049

	Six Months Ended June 30, 2013
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,173	$867	$157	$1,024	$172,325
Ohio	5,969	2,139	553	2,692	584,224
Texas	31,939	29,187	8,747	37,934	659,896
Wisconsin	2,030	—	1,104	1,104	64,864
	$41,111	$32,193	$10,561	$42,754	$1,481,309

	Six Months Ended June 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Revenue Recognized
	(In thousands)
New Mexico	$1,116	$818	$658	$1,476	$163,932
Ohio	5,398	5,398	966	6,364	590,594
Texas	24,002	20,034	—	20,034	557,722
Wisconsin	865	—	246	246	35,930
	$31,381	$26,250	$1,870	$28,120	$1,348,178
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
Costs associated with our Molina Medicaid Solutions contracts include software-related costs and other costs. With respect to software related costs, we apply the guidance for internal-use software and capitalize external direct costs of materials and services consumed in developing or obtaining the software, and payroll and payroll-related costs associated with employees who are directly associated with and who devote time to the computer software project. With respect to all other direct costs, such costs are expensed as incurred, unless corresponding revenue is being deferred. If revenue is being deferred, direct costs relating to delivered service elements are deferred as well and are recognized on a straight-line basis over the period of revenue recognition, in a manner consistent with our recognition of revenue that has been deferred. Such direct costs can include:

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
Medical Claims and Benefits Payable — Health Plans Segment
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	June 30, 2013	December 31, 2012	June 30, 2012
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$360,153	$377,614	$378,782
Capitation payable	47,474	49,066	79,739
Pharmacy	37,241	38,992	34,848
Other	20,619	28,858	32,169
	$465,487	$494,530	$525,538

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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $360.2 million of our total medical claims and benefits payable of $465.5 million as of June 30, 2013. Excluding amounts that we anticipate paying on behalf of a capitated provider in Ohio (which we will subsequently withhold from that provider’s monthly capitation payment), our IBNP liability at June 30, 2013, was $354.0 million.
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
The following table reflects the change in our estimate of claims liability as of June 30, 2013 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding June 30, 2013, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$154,224
(4)%	102,816
(2)%	51,408
2%	(51,408)
4%	(102,816)
6%	(154,224)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of June 30, 2013 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Trended Per member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(77,698)
(4)%	(51,799)
(2)%	(25,899)
2%	25,899
4%	51,799
6%	77,698
The following per-share amounts are based on a combined federal and state statutory tax rate of 37%, and 46.5 million diluted shares outstanding for the six months ended June 30, 2013. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at June 30, 2013, net income for the six months ended June 30, 2013 would increase or decrease by approximately $16.2 million, or $0.35 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at June 30, 2013, net income for the six months ended June 30, 2013 would increase or decrease by approximately $8.2 million, or $0.18 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $81.0 million, or $1.74 per diluted share, and $40.8 million, or $0.88 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $16.2 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
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
Assuming that our initial estimate of claims incurred but not paid (IBNP) is accurate, we believe that amounts ultimately paid out would generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. Because the amount of our initial liability is merely an estimate (and therefore not perfectly accurate), we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will fall within the range of 8% to 10% lower than the liability that was initially recorded. Furthermore, because our initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate - we only know when the circumstances for any one or more factors are out of the ordinary.
As shown in greater detail in the table below, the amounts ultimately paid out on our liabilities in fiscal years 2013 and 2012 were less than what we had expected when we had established our reserves. For example, for the year ended December 31, 2012, the amounts ultimately paid out were less than the amount of the reserves we had established as of December 31, 2011 by 9.8%. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We recognized favorable prior period claims development in the amount of $62.8 million for the six months ended June 30, 2013. This amount represents our estimate as of June 30, 2013 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2012 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2012 was due primarily to the following factors:

•
At our Texas health plan, STAR+PLUS (the state’s program for ABD members) membership declined during mid– to late– 2012. This caused a reduction in costs per member that we did not fully recognize in our December 31, 2012 reserve estimates.

•
At our Washington health plan, prior to July 2012, certain high-cost newborns that were approved for supplemental security income (SSI) coverage by the state were retroactively dis-enrolled from our Healthy Options (TANF) coverage, and the health plan was reimbursed for the claims paid on behalf of these members. Starting July 1, 2012, these newborns, as well as other high-cost disabled members, are now covered by the health plan under the Healthy Options Blind and Disabled (HOBD) program. At the end of 2012, we had limited claims history with which to estimate the claims liability of the HOBD members, and as a result the liability for these high-cost members was overstated.

•	For our New Mexico health plan, we overestimated the impact of certain high-dollar outstanding claim payments as of December 31, 2012.
We recognized favorable prior period claims development in the amount of $50.0 million for the three months ended June 30, 2013. This amount represents our estimate as of June 30, 2013 of the extent to which our initial estimate of medical claims and benefits payable at March 31, 2013 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at March 31, 2013 was due primarily to the following factors:

•
At our Washington health plan, we had limited claims history with which to estimate the incurred claims for members enrolled in the HOBD program. Because claims on this group of members were being paid at a rate faster than expected, the reserves for unpaid claims were overstated.

•	At our Ohio and New Mexico health plans, we overestimated the impact of several potential high-dollar claims on critically ill members.
We recognized favorable prior period claims development in the amount of $36.4 million and $39.3 million for the six months ended June 30, 2012, and the year ended December 31, 2012, respectively. This was primarily caused by the overestimation of our liability claims and medical benefits at December 31, 2011, as a result of the following factors:

•	At our Washington health plan, we underestimated the amount of recoveries we would collect for certain high-cost newborn claims, resulting in an overestimation of reserves at year end.

•	At our Texas health plan, we overestimated the cost of new members in STAR+PLUS, in the Dallas region.

•
The overestimation of our liability for medical claims and benefits payable was partially offset by an underestimation of that liability at our Missouri health plan, as a result of the costs associated with an unusually large number of premature infants during the fourth quarter of 2011.

In estimating our claims liability at June 30, 2013, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•
In our Texas health plan, we have noted an unusually large number of claims with incurred dates older than 10 months. This has caused some distortion in the claims lag pattern that we use to estimate the incurred claims.

•
Our Wisconsin health plan is experiencing significant membership increases, and approximately doubled in size during the first four months of 2013. This new membership is transitioning to our health plan from a terminated health plan. We enrolled approximately 50,000 new members in February, March and April 2013. We have computed a separate reserve analysis for these members and have noted that paid claims thus far are less than what we would expect for newly transitioned members. It has been our experience that when members move to new health plans, there is a delay in the submission of claims for payment. Therefore, we have increased the reserves for this membership, in anticipation of higher claims costs eventually being reported for these members.

•
In our Michigan health plan, there were a large number of claim recoveries recorded in June 2013 due to overpayments that resulted from a system configuration issue. These recoveries impacted the completion factors used to estimate incurred claims. While we have attempted to remove this distortion from the claims data to develop a more accurate reserve estimate, this type of correction in claims data adds a degree of uncertainty for the Michigan reserves as of June 30, 2013.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2012 and for the six months ended June 30, 2013, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the replenishment of reserves in the respective periods generally offset the benefit from the prior period.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period were (more) or less than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. The following table shows the components of the change in medical claims and benefits payable from continuing and discontinued operations as of the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,		Year Ended December 31, 2012
	2013	2012	2013	2012
	(Dollars in thousands, except per-member amounts)
Balances at beginning of period	$494,530	$402,476	$491,145	$455,833	$402,476
Components of medical care costs related to:
Current period	2,647,083	2,544,922	1,345,592	1,377,084	5,136,055
Prior periods	(62,757)	(36,357)	(50,020)	493	(39,295)
Total medical care costs	2,584,326	2,508,565	1,295,572	1,377,577	5,096,760
Payments for medical care costs related to:
Current period	2,206,474	2,033,611	940,186	891,573	4,649,363
Prior periods	406,895	351,892	381,044	416,299	355,343
Total paid	2,613,369	2,385,503	1,321,230	1,307,872	5,004,706
Balances at end of period	$465,487	$525,538	$465,487	$525,538	$494,530
Benefit from prior period as a percentage of:
Balance at beginning of period	12.7%	9.0%	10.2%	(0.1)%	9.8%
Premium revenue, trailing twelve months	1.0%	0.7%	0.8%	—%	0.7%
Medical care costs, trailing twelve months	1.2%	0.8%	1.0%	—%	0.8%
Claims Data:
Days in claims payable, fee for service	38	44	38	44	40
Number of members at end of period	1,847,000	1,853,000	1,847,000	1,853,000	1,797,000
Number of claims in inventory at end of period	109,900	209,200	109,900	209,200	122,700
Billed charges of claims in inventory at end of period	$200,400	$324,500	$200,400	$324,500	$255,200
Claims in inventory per member at end of period	0.06	0.11	0.06	0.11	0.07
Billed charges of claims in inventory per member at end of period	$108.50	$175.12	$108.50	$175.12	$142.01
Number of claims received during the period	10,524,500	10,375,700	5,253,500	5,520,100	20,842,400
Billed charges of claims received during the period	$10,477,900	$9,388,700	$5,307,200	$5,051,800	$19,429,300
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Fund Prime Series — Institutional Class, and the PFM Fund Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC, a Virginia business trust registered as an open-end management investment fund. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Our investments consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years or less. Restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our Health Plans segment and our Molina Medicaid Solutions segment operate.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, the following risk factors were identified by the Company during the second quarter of 2013, and is a supplement to, and should be read together with, the risk factors discussed in Part I, Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors described herein and in our 2012 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows, or results of operations.
Reductions in Medicare payments could reduce our earnings potential for our Medicare Advantage plans.
The American Taxpayer Relief Act (ATRA) of 2012, known as the “fiscal cliff” deal, delayed the sequestration mandated under the Sequestration Transparency Act of 2012 until March 1, 2013. Although Medicaid is exempt from cuts under ATRA, ATRA triggered automatic across-the-board budget cuts (known as “sequestration”), which included a 2% reduction of payments from the Centers for Medicare and Medicaid Services to our Medicare Advantage plans beginning April 1, 2013. Medicare Advantage plans will continue to be affected until Congress lifts the sequestration mandated under the Sequestration Transparency Act of 2012. The impact of sequestration cuts on our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements paid to those providers with rates indexed to the Medicare fee-for-service reimbursement rates. Such reduction in our Medicare payments may have an adverse effect on our earnings potential for our Medicare Advantage plans and our duals demonstration programs. In addition, reductions to provider reimbursement rates associated with sequestration may adversely impact our relations with the impacted providers.

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
Purchases of common stock made by or on our behalf during the quarter ended June 30, 2013, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	590	$30.76	—	$75,000,000
May 1 - May 31	541	$33.15	—	$75,000,000
June 1 - June 30	26,550	$37.26	—	$75,000,000
Total	27,681	$37.04	—

(a)
During the three months ended June 30, 2013, we withheld 27,681 shares of common stock under our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan to settle our employees’ income tax obligations.

 Item 6.    Exhibits

Exhibit No.	Title

3.1	Certificate of Amendment to Certificate of Incorporation.
3.2	Second Amendment and Restated Bylaws - Filed as Exhibit 3.1 to registrant's Form 8-K filed July 24, 2013.
10.1	Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Molina Healthcare, Inc. and Molina Center, LLC, and AG Net Lease Acquisition Corp.
10.2	Lease Agreement, dated as of June 13, 2013, by and between AGNL Clinic, L.P., and Molina Healthcare, Inc.
10.3	Employment Agreement with Terry Bayer dated June 14, 2013 - Filed as Exhibit 10.1 to registrant's Form 8-K filed June 14, 2013.
10.4	Employment Agreement with Joseph White dated June 14, 2013 - Filed as Exhibit 10.2 to registrant's Form 8-K filed June 14, 2013.
10.5	Employment Agreement with Jeff Barlow dated June 14, 2013 - Filed as Exhibit 10.3 to registrant's Form 8-K filed June 14, 2013.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (1)	XBRL Taxonomy Instance Document.
101.SCH (1)	XBRL Taxonomy Extension Schema Document.
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	July 25, 2013	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	July 25, 2013	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Title

3.1	Certificate of Amendment to Certificate of Incorporation.

3.2	Second Amendment and Restated Bylaws - Filed as Exhibit 3.1 to registrant's Form 8-K filed July 24, 2013.

10.1	Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Molina Healthcare, Inc. and Molina Center, LLC, and AG Net Lease Acquisition Corp.

10.2	Lease Agreement, dated as of June 13, 2013, by and between AGNL Clinic, L.P., and Molina Healthcare, Inc.

10.3	Employment Agreement with Terry Bayer dated June 14, 2013 - Filed as Exhibit 10.1 to registrant's Form 8-K filed June 14, 2013.

10.4	Employment Agreement with Joseph White dated June 14, 2013 - Filed as Exhibit 10.2 to registrant's Form 8-K filed June 14, 2013.

10.5	Employment Agreement with Jeff Barlow dated June 14, 2013 - Filed as Exhibit 10.3 to registrant's Form 8-K filed June 14, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1)	XBRL Taxonomy Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

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