Form 10-Q
period 2013-09-30
MOLINA HEALTHCARE INC
filed 2013-10-30
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock outstanding as of October 28, 2013, was approximately 45,760,400.

MOLINA HEALTHCARE, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Amounts in thousands, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$856,556	$795,770
Investments	735,151	342,845
Receivables	293,967	149,682
Deferred income taxes	30,480	32,443
Prepaid expenses and other current assets	50,061	28,386
Total current assets	1,966,215	1,349,126
Property, equipment, and capitalized software, net	267,277	221,443
Deferred contract costs	48,768	58,313
Intangible assets, net	104,635	77,711
Goodwill and indefinite-lived intangible assets	230,783	151,088
Derivative asset	191,663	—
Restricted investments	65,225	44,101
Auction rate securities	11,674	13,419
Deferred income taxes	3,090	—
Other assets	35,736	19,621
	$2,925,066	$1,934,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$632,706	$494,530
Accounts payable and accrued liabilities	282,727	184,034
Deferred revenue	124,388	141,798
Income taxes payable	5,508	6,520
Current maturities of long-term debt	109	1,155
Total current liabilities	1,045,438	828,037
Convertible senior notes	591,884	175,468
Lease financing obligations	178,188	—
Other long-term debt	—	86,316
Derivative liabilities	191,556	1,307
Deferred income taxes	—	37,900
Other long-term liabilities	25,152	23,480
Total liabilities	2,032,218	1,152,508
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding: 45,757 shares at September 30, 2013 and 46,762 shares at December 31, 2012	46	47
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	331,958	285,524
Accumulated other comprehensive loss	(1,411)	(457)
Treasury stock, at cost; 111 shares at December 31, 2012	—	(3,000)
Retained earnings	562,255	500,200
Total stockholders’ equity	892,848	782,314
	$2,925,066	$1,934,822
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Amounts in thousands, except net income (loss) per share) (Unaudited)
Revenue:
Premium revenue	$1,584,656	$1,448,600	$4,583,818	$4,066,737
Premium tax receipts	43,723	37,894	127,606	120,953
Service revenue	51,100	48,422	150,528	132,351
Investment income	1,740	1,155	4,884	3,893
Rental and other income	5,860	4,079	16,476	12,315
Total revenue	1,687,079	1,540,150	4,883,312	4,336,249
Expenses:
Medical care costs	1,383,213	1,319,991	3,965,834	3,715,455
Cost of service revenue	40,113	37,004	119,188	98,111
General and administrative expenses	176,233	127,035	478,990	365,564
Premium tax expenses	43,723	37,894	127,606	120,953
Depreciation and amortization	18,871	15,858	52,449	46,916
Total expenses	1,662,153	1,537,782	4,744,067	4,346,999
Operating income (loss)	24,926	2,368	139,245	(10,750)
Other expenses:
Interest expense	13,532	4,315	38,236	12,421
Other (income) expense	(24)	184	3,347	1,270
Total other expenses	13,508	4,499	41,583	13,691
Income (loss) from continuing operations before income tax expense	11,418	(2,131)	97,662	(24,441)
Income tax expense (benefit)	3,865	(1,966)	43,791	(11,113)
Income (loss) from continuing operations	7,553	(165)	53,871	(13,328)
Income (loss) from discontinued operations, net of tax expense (benefit) of $97, $1,474, $(10,046), and $(4,115), respectively	16	3,529	8,184	(2,525)
Net income (loss)	$7,569	$3,364	$62,055	$(15,853)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.17	$(0.01)	$1.18	$(0.29)
Income (loss) from discontinued operations	—	0.08	0.18	(0.05)
Basic net income (loss) per share	$0.17	$0.07	$1.36	$(0.34)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.16	$(0.01)	$1.15	$(0.29)
Income (loss) from discontinued operations	—	0.08	0.18	(0.05)
Diluted net income (loss) per share	$0.16	$0.07	$1.33	$(0.34)

Weighted average shares outstanding:
Basic	45,699	46,546	45,708	46,301
Diluted	47,062	46,880	46,767	46,301
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Amounts in thousands) (Unaudited)
Net income (loss)	$7,569	$3,364	$62,055	$(15,853)
Other comprehensive income (loss):
Gross unrealized investment gain (loss)	2,087	733	(1,539)	1,734
Effect of income taxes	793	278	(585)	659
Other comprehensive income (loss), net of tax	1,294	455	(954)	1,075
Comprehensive income (loss)	$8,863	$3,819	$61,101	$(14,778)

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2013	2012
	(Amounts in thousands) (Unaudited)
Operating activities:
Net income (loss)	$62,055	$(15,853)
Adjustments to reconcile net income (loss) to net cash change in operating activities:
Depreciation and amortization	68,035	58,289
Deferred income taxes	(38,442)	523
Stock-based compensation	20,654	15,448
Gain on sale of subsidiary	—	(1,747)
Amortization of convertible senior notes and lease financing obligations	16,128	4,414
Change in fair value of derivatives	3,383	1,270
Amortization of premium/discount on investments	8,053	5,166
Amortization of deferred financing costs	3,042	825
Tax deficiency from employee stock compensation	(72)	(159)
Changes in operating assets and liabilities:
Receivables	(144,285)	10,989
Prepaid expenses and other current assets	(27,552)	(10,574)
Medical claims and benefits payable	138,176	133,987
Accounts payable and accrued liabilities	20,991	(9,030)
Deferred revenue	(17,410)	92,354
Income taxes	(1,012)	(21,878)
Net cash provided by operating activities	111,744	264,024
Investing activities:
Purchases of equipment	(64,426)	(52,548)
Purchases of investments	(627,953)	(234,465)
Sales and maturities of investments	227,800	213,665
Proceeds from sale of subsidiary, net of cash surrendered	—	9,162
Net cash paid in business combinations	(57,684)	—
Change in deferred contract costs	9,545	(18,799)
Increase in restricted investments	(21,124)	(3,034)
Change in other non-current assets and liabilities	(7,574)	(4,775)
Net cash used in investing activities	(541,416)	(90,794)
Financing activities:
Proceeds from issuance of 1.125% Notes, net of deferred financing costs	537,973	—
Proceeds from sale-leaseback transactions	158,694	—
Purchase of 1.125% Notes call option	(149,331)	—
Proceeds from issuance of warrants	75,074	—
Treasury stock purchases	(50,000)	—
Repayment of amounts borrowed under credit facility	(40,000)	(20,000)
Amount borrowed under credit facility	—	60,000
Principal payments on term loan	(47,471)	(846)
Settlement of interest rate swap	(875)	—
Proceeds from employee stock plans	5,156	5,571
Excess tax benefits from employee stock compensation	1,238	3,698
Net cash provided by financing activities	490,458	48,423
Net increase in cash and cash equivalents	60,786	221,653
Cash and cash equivalents at beginning of period	795,770	493,827
Cash and cash equivalents at end of period	$856,556	$715,480

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended
	September 30,
	2013	2012
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$72,156	$1,074
Interest	$28,035	$5,663
Schedule of non-cash investing and financing activities:
Retirement of treasury stock	$53,000	$—
Common stock used for stock-based compensation	$6,667	$9,852
Non-cash financing obligation for construction projects	$19,222	$—
Details of business combinations:
Fair value of assets acquired	$121,845	$—
Fair value of contingent consideration liabilities incurred	(59,947)	—
Payable to seller	(3,882)	—
Escrow deposit	(332)	$—
Net cash paid in business combinations	$57,684	$—
Details of change in fair value of derivatives:
Gain on 1.125% Call Option	$42,332	$—
Loss on embedded cash conversion option	(42,225)	—
Loss on 1.125% Warrants	(3,923)	—
Gain (loss) on interest rate swap	433	(1,270)
Change in fair value of derivatives	$(3,383)	$(1,270)
Details of sale of subsidiary:
Decrease in carrying value of assets	$—	$30,942
Decrease in carrying value of liabilities	—	(23,527)
Gain on sale	—	1,747
Proceeds from sale of subsidiary, net of cash surrendered	$—	$9,162

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2013
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
Our Health Plans segment comprises health plans in California, Florida, Illinois, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. As of September 30, 2013, these health plans served approximately 1.9 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our direct delivery business consists of primary care community clinics in California, Florida, New Mexico, and Washington.
Our health plans’ state Medicaid contracts generally have terms of three to four years with annual adjustments to premium rates. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Our health plan subsidiaries have generally been successful in retaining their contracts, but such contracts are subject to risk of loss when a state issues a new request for proposals (RFP) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.
Market Updates - Health Plans Segment
California Health Plan Tentative Rate Settlement Agreement. In the third quarter of 2013, our California health plan reached a tentative settlement agreement with the California Department of Health Care Services (DHCS), conditioned on final government approvals. The tentative settlement agreement settles rate disputes initiated by our California health plan dating back to 2003 with respect to its participation in California’s Medicaid program, or Medi-Cal.
Under the terms of the tentative settlement agreement, DHCS has agreed to extend each of the California health plan’s existing Medi-Cal managed care contracts for an additional five years, including its contracts in San Diego, San Bernardino, Riverside, and Sacramento counties. In addition, effective January 1, 2014, the settlement establishes a settlement account applicable to the California health plan’s Medi-Cal, Seniors and Persons with Disabilities, and the dual eligibles pilot programs. The settlement account will be established with an initial balance of zero, and will be adjusted annually to reflect a calendar year deficit or surplus. A deficit or surplus will result to the extent the plan’s pre-tax margin is below or above a specified percentage, subject to further adjustment as specified in the settlement agreement. Cash settlement will occur after December 31, 2017. DHCS will make an interim partial settlement payment to us if it terminates early, without replacement, any of our Medi-Cal managed care contracts. Upon expiration of the settlement agreement, if the settlement account is in a deficit position, then DHCS will pay the amount of the deficit to us, subject to an alternative minimum payment amount. If the settlement account is in a surplus position, then no amount is owed to either party. The maximum amount that DHCS would pay to us under the terms of the settlement agreement is limited. See Note 18, "Subsequent Events," for further information.
We do not expect the tentative settlement agreement to impact our consolidated financial condition, cash flows, or results of operations for the year ending December 31, 2013.
Florida. On October 23, 2013, our Florida health plan and the Florida Agency for Health Care Administration (AHCA), agreed to a settlement under which our health plan will be awarded three contracts under the Florida Statewide Medicaid Managed Care Managed Medical Assistance Invitation to Negotiate. The three contracts are expected to commence in the second or third quarter of 2014.

On February 14, 2013, we announced that AHCA awarded our Florida health plan contracts in three regions under the Statewide Medicaid Managed Care Long-Term Care Program. As a result of the awards, we will now enter into a comprehensive pre-contracting assessment, with the program currently scheduled to commence on December 1, 2013. Under the program, we will provide long-term care benefits, including institutional and home and community-based services.
New Mexico. On August 1, 2013, our New Mexico health plan closed on its acquisition of the Lovelace Community Health Plan’s contract for the New Mexico Medicaid Salud! Program, under which Lovelace’s Medicaid members became Molina Healthcare Medicaid members and now receive their Medicaid managed services and benefits from our New Mexico health plan. Additionally, in the coming months we expect to add membership currently covered under New Mexico’s State Coverage Insurance (SCI) program with Lovelace. See Note 4, "Business Combinations," for further information.
On February 11, 2013, we announced that our New Mexico health plan was selected by the New Mexico Human Services Department (HSD) to participate in the new Centennial Care program. In addition to continuing to provide physical and acute health care services, under the new program our New Mexico health plan will expand its services to provide behavioral health and long-term care services. The selection of our New Mexico health plan was made by HSD pursuant to its RFP issued in August 2012. The operational start date for the program is currently scheduled for January 2014.
South Carolina. On July 26, 2013, we entered into an agreement with Community Health Solutions of America, Inc. (CHS) to acquire certain assets, including the rights to convert certain of CHS’ Medicaid members who will be covered by South Carolina’s full-risk Medicaid managed care program. See Note 4, "Business Combinations," for further information.
Market Updates - Molina Medicaid Solutions Segment
U.S. Virgin Islands and West Virginia. In 2012, Molina Medicaid Solutions of West Virginia secured a historic partnership with the United States Virgin Islands (USVI). The partnership involves processing the USVI’s Medicaid claims using West Virginia’s certified Medicaid management information system. On August 1, 2013 the system went live, marking the first MMIS for a U.S. Territory, and the first to be shared between two government agencies on a single business processing platform.
Louisiana. In 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intended to award the contract for a replacement MMIS to a different vendor, CNSI. However, in March 2013, the state of Louisiana cancelled its contract award to CNSI. CNSI is currently challenging the contract cancellation. The state has informed us that we will continue to perform under our current contract until a successor is named. At such time as a new RFP may be issued, we intend to respond to the state's RFP. For the nine months ended September 30, 2013, our revenue under the Louisiana MMIS contract was approximately $31.1 million, or 20.7% of total service revenue. So long as our Louisiana MMIS contract continues, we expect to recognize approximately $40.0 million of service revenue annually under this contract.
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
Presentation and Reclassifications
We previously reported that our Medicaid managed care contract with the state of Missouri expired without renewal on June 30, 2012. Effective June 30, 2013 the transition obligations associated with that contract terminated. Therefore, we have reclassified the results relating to the Missouri health plan to discontinued operations for all periods presented. These results are presented in a single line item, net of taxes, in the unaudited consolidated statements of operations. Additionally, we abandoned our equity interests in the Missouri health plan during the second quarter of 2013, resulting in the recognition of a tax benefit of approximately $9.5 million, which is also included in discontinued operations in the unaudited consolidated statements of operations. The Missouri health plan's revenues amounted to $0.2 million and $113.8 million for the nine months ended September 30, 2013 and 2012, respectively.
We have reclassified certain amounts in the 2012 consolidated balance sheet, and statements of operations and cash flows to conform to the 2013 presentation, including the presentation of premium tax receipts as a separate line item in the consolidated statements of operations.
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
California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of approximately $0.8 million and $0.3 million at September 30, 2013 and December 31, 2012, respectively.
Florida Health Plan Medical Cost Floor (Minimum): A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs (in all counties except Broward). A similar minimum expenditure is required for total health care costs in Broward county only. At both September 30, 2013 and December 31, 2012, we had not recorded any liability under the terms of these contract provisions.
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): Our contract with the state of New Mexico directs that a portion of premiums received may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit, as defined in the contract, exceed certain amounts. At both September 30, 2013 and December 31, 2012, we had not recorded any liability under the terms of these contract provisions.
Ohio Health Plan Medical Cost Floors (Minimums): Sanctions may be levied by the state if certain minimum amounts are not spent on defined medical care costs. These sanctions include the requirements to file a corrective action plan as well as an enrollment freeze.
Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $2.2 million and $3.2 million pursuant to our profit-sharing agreement with the state of Texas at September 30, 2013 and December 31, 2012, respectively.
Washington Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our Washington health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At

September 30, 2013, we recorded a liability under the terms of these contract provisions of approximately $0.3 million. At December 31, 2012, we had not recorded any liability under the terms of this contract provision.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services (CMS), our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $18.4 million and $0.3 million as of September 30, 2013 and December 31, 2012, respectively for anticipated Medicare risk adjustment premiums.
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
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of September 30, 2013 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of September 30,

2013.

	Three Months Ended September 30, 2013
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Premium Revenue Recognized
	(In thousands)
New Mexico	$906	$818	$2	$820	$130,318
Ohio	3,080	976	(52)	924	280,964
Texas	15,744	15,744	—	15,744	320,657
Wisconsin	1,209	—	—	—	39,676
	$20,939	$17,538	$(50)	$17,488	$771,615

	Three Months Ended September 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Premium Revenue Recognized
	(In thousands)
New Mexico	$560	$532	$—	$532	$80,846
Ohio	2,824	1,412	—	1,412	282,489
Texas	17,685	10,453	—	10,453	344,522
Wisconsin	419	—	246	246	16,279
	$21,488	$12,397	$246	$12,643	$724,136

	Nine Months Ended September 30, 2013
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Premium Revenue Recognized
	(In thousands)
New Mexico	$2,079	$1,685	$159	$1,844	$298,767
Ohio	9,049	3,115	501	3,616	819,879
Texas	47,683	47,683	5,995	53,678	969,063
Wisconsin	3,239	—	1,104	1,104	104,540
	$62,050	$52,483	$7,759	$60,242	$2,192,249

	Nine Months Ended September 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Premium Revenue Recognized
	(In thousands)
New Mexico	$1,676	$1,350	$658	$2,008	$240,568
Ohio	8,222	6,810	966	7,776	827,219
Texas	41,687	30,487	—	30,487	892,377
Wisconsin	1,284	—	492	492	52,209
	$52,869	$38,647	$2,116	$40,763	$2,012,373
Taxes Based on Premiums
Certain of our health plans are assessed a tax based on premium revenue collected. The premium revenues we receive from these states include the premium tax assessment. We have reported these taxes on a gross basis, included in premium tax receipts (within revenue), and premium tax expense (within expenses), in the consolidated statements of operations. Prior to the third quarter of 2013, premium tax receipts were included in premium revenue. The presentation change affected only premium revenue amounts previously reported, by reducing premium revenue for the amount now included in premium tax receipts. There is no effect on income from continuing operations, net income, or per-share amounts. This change was made to more clearly present the portion of premium revenue not available in the general operations of our health plans. All prior periods presented have been adjusted to conform to this presentation.
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
Costs associated with our Molina Medicaid Solutions contracts include software-related costs and other costs. With respect to software-related costs, we apply the guidance for internal-use software and capitalize external direct costs of materials and services consumed in developing or obtaining the software, and payroll and payroll-related costs associated with employees who are directly associated with and who devote time to the computer software project. With respect to all other direct costs, such costs are expensed as incurred, unless corresponding revenue is being deferred. If revenue is being deferred, direct costs relating to delivered service elements are deferred as well and are recognized on a straight-line basis over the period of revenue recognition, in a manner consistent with our recognition of revenue that has been deferred. Such direct costs can include:
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
The total amount of unrecognized tax benefits was $12.5 million and $10.6 million as of September 30, 2013 and December 31, 2012, respectively. Approximately $10.5 million and $8.4 million of the unrecognized tax benefits recorded at September 30, 2013 and December 31, 2012, respectively, relate to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8.6 million and $7.4 million as of September 30, 2013 and December 31, 2012, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $10.7 million due to the expiration of statute of limitations and the resolution to the state refund claim described above.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2013 and December 31, 2012, we had accrued $67,000 and $56,000, respectively, for the payment of interest and penalties.
Recent Accounting Pronouncements
Income Taxes. In July 2013, the Financial Accounting Standards Board (FASB) issued guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent one of these items is not available at the reporting date; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The new guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, results of operations or cash flows.
Reclassifications Out of Accumulated Other Comprehensive Income.  In February 2013, the FASB issued guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. The new guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this new guidance in 2013 did not impact our consolidated financial position, results of operations or cash flows.
Balance Sheet Offsetting. In December 2011, the FASB issued guidance for new disclosure requirements related to the nature of an entity’s rights of set-off and related arrangements associated with its financial instruments and derivative instruments. The new guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this new guidance in 2013 did not impact our consolidated financial position, results of operations or cash flows.
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
The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The new guidance is effective for annual reporting periods beginning after December 31, 2013, when the fee initially becomes effective. As enacted, this federal premium-based assessment is non-deductible for income tax purposes, and is anticipated to be significant. It is yet undetermined how this premium-based assessment will be factored into the calculation of our premium rates, if at all. Accordingly, adoption of this guidance and the enactment of this assessment as currently written is expected to have a material impact on our financial position, results of operations, and cash flows in future periods. We estimate that the fee in 2014 will be approximately $100.0 million.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (AICPA), and the Securities and Exchange Commission (SEC) did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.
3. Net Income per Share
The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Shares outstanding at the beginning of the period	45,683	46,527	46,762	45,815
Weighted-average number of shares repurchased	—	—	(1,375)	—
Weighted-average number of shares issued	16	19	321	486
Denominator for basic net income (loss) per share	45,699	46,546	45,708	46,301
Dilutive effect of employee stock options and stock grants (1)	453	334	532	—
Dilutive effect of convertible senior notes	910	—	527	—
Denominator for diluted net income (loss) per share (2)	47,062	46,880	46,767	46,301

(1)
Unvested restricted shares are included in the calculation of diluted net income per share when their grant date fair values are below the average fair value of the common shares for each of the periods presented. Options to purchase common shares are included in the calculation of diluted net income per share when their exercise prices are below the average fair value of the common shares for each of the periods presented. For the three and nine months ended September 30, 2013 there were no anti-dilutive weighted restricted shares. For the three and nine months ended September 30, 2013 there were approximately 60,000 and 48,600 anti-dilutive weighted options, respectively. For the three months ended September 30, 2012, there were approximately 370,000 anti-dilutive weighted restricted shares and 125,000 anti-dilutive weighted options. Potentially dilutive unvested restricted shares and stock options were not included in the computation of diluted loss per share for the nine months ended September 30, 2012, because to do so would have been anti-dilutive.

(2)
Potentially dilutive shares issuable pursuant to our 1.125% Warrants (defined in Note 11, "Long-Term Debt") were not included in the computation of diluted income per share for the three and nine month period ended September 30, 2013, because to do so would have been anti-dilutive. Potentially dilutive shares issuable pursuant to our 3.75% Notes (defined in Note 11, "Long-Term Debt") were not included in the computation of diluted loss per share for the three and nine month period ended September 30, 2012, because to do so would have been anti-dilutive.

4. Business Combinations

Health Plans Segment

South Carolina. On July 26, 2013, we entered into an agreement with Community Health Solutions of America, Inc. (CHS) to acquire certain assets, including the rights to convert certain of CHS’ Medicaid members who will be covered by South Carolina’s full-risk Medicaid managed care program, consistent with our stated strategy to enter new markets. The conversion of such members is contingent on our successful receipt of an HMO license from the South Carolina Department of Insurance, the award to Molina Healthcare of a full-risk Medicaid managed care contract by the South Carolina Department of Health and Human Services, and the state's conversion to a full-risk Medicaid managed care program. Each of these three conditions is expected to be satisfied by January 2014. In connection with the agreement, we paid CHS $7.5 million on the closing date. We currently expect to convert approximately 130,000 members under the agreement, for a total estimated discounted purchase price of $65.0 million. The final purchase price will be settled when the member conversion has been completed.

Because the number of members we will ultimately convert was unknown as of the July 26, 2013 acquisition date, $57.5 million of the purchase price represents contingent consideration for the number of members we expect to enroll in our health plan as a result of the conversion. The contingent consideration liability will be remeasured to fair value at each quarter until the contingency is resolved, with adjustments, if any, recorded to operations. The undiscounted amount we could be required to pay under this contingent consideration arrangement ranges from $7.5 million (which we paid on the closing date) to approximately $70 million. We expect most of the contingent consideration liability to be settled in the second quarter of 2014.

We recorded $42.1 million in goodwill, which relates to future economic benefits arising from expected synergies achieved in the transaction. Such synergies include use of our existing infrastructure to support our health plan operations in South Carolina. We also recorded $22.9 million in intangible assets, as indicated in the table below. Accumulated amortization was immaterial as of September 30, 2013. We expect to record amortization of approximately $1.9 million per year in the years 2014 through 2018.

New Mexico. Consistent with our stated strategy to expand within existing markets, on August 1, 2013, our New Mexico health plan closed on its acquisition of the Lovelace Community Health Plan’s contract for the New Mexico Medicaid Salud! Program, under which Lovelace’s Medicaid members became Molina Healthcare Medicaid members and now receive their Medicaid managed services and benefits from our New Mexico health plan. As part of this acquisition, we also expect to add membership currently covered under New Mexico’s State Coverage Insurance (SCI) program with Lovelace in the near future. Effective January 1, 2014, members in this program will ultimately be a) enrolled in the Centennial Care program as Medicaid members, or b) eligible to enroll in New Mexico’s health insurance marketplace. All members transferred from Lovelace will be able to continue with Molina Healthcare as the state transitions to the Centennial Care program. We expect the final purchase price for the acquisition to amount to approximately $53.5 million, of which $47.2 million was paid on the closing date. As of September 30, 2013, the New Mexico health plan's membership increased by approximately 80,000 members as a result of this transaction.

Because the number of SCI members we will ultimately retain was unknown as of the August 1, 2013 acquisition date, $2.4 million of contingent consideration was recorded for this SCI membership as of September 30, 2013. We believe the contingent consideration amount may decrease as we learn more about how many SCI members we will retain, but is unlikely to increase. The contingent consideration liability will be remeasured to fair value at each quarter until the contingency is resolved, with adjustments, if any, recorded to operations. We expect that the contingency will be settled in the second quarter of 2014.

We recorded $35.2 million in goodwill, which relates to future economic benefits arising from expected synergies achieved in the transaction. Such synergies include use of our existing infrastructure to support the added membership. We also recorded $18.3 million in intangible assets, as indicated in the table below. Accumulated amortization was immaterial as of September 30, 2013. We expect to record amortization of approximately $1.8 million per year in the years 2014 through 2018.

Florida. On June 30, 2013, our Florida health plan acquired assets relating to the Statewide Medicaid Managed Care Long-Term Care Program from Neighborly Care Network, Inc. The final purchase price for this acquisition was $3.3 million. Accumulated amortization as September 30, 2013, and future amortization for this acquisition are immaterial.

The following table presents assets acquired and the weighted average useful life for the major asset categories for the business combinations in 2013:

	Fair Value of Assets Acquired - Health Plans Segment
	Weighted average useful life	South Carolina	New Mexico	Florida	Total
	(Years)	(In thousands)
Membership conversion rights	12.0	$21,800	$—	$—	$21,800
Contract rights	10.6	—	18,300	—	18,300
Other finite-lived intangibles	7.7	1,060	—	990	2,050
Goodwill	—	42,140	35,223	2,332	79,695
		$65,000	$53,523	$3,322	$121,845

Acquisition costs relating to these transactions were immaterial individually and in the aggregate. The amounts recorded as goodwill represent intangible assets that do not qualify for separate recognition as identifiable intangible assets. The entire amounts recorded as goodwill are deductible for income tax purposes. Goodwill is not amortized, but is subject to an annual impairment test.

5. Stock-Based Compensation
At September 30, 2013, we had employee equity incentives outstanding under two plans: (1) the 2011 Equity Incentive Plan; and (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded).
In March 2013, our named executive officers were granted restricted stock awards with performance conditions as follows: our chief executive officer was awarded 186,858 shares, our chief financial officer was awarded 93,429 shares, our chief operating officer was awarded 62,286 shares, our chief accounting officer was awarded 28,029 shares, and our general counsel was awarded 21,800 shares. These awards were apportioned into four equal increments, and will vest in accordance with the following four measures: (i) 1/4th will vest in equal 1/3rd increments over three years on March 1, 2014, March 1,

2015, and March 1, 2016; (ii) 1/4th will vest upon our achievement of three-year Total Stockholder Return (TSR) as determined by Institutional Shareholder Services Inc. (ISS) calculations for the three-year period ending December 31, 2013 equal to or greater than the 50th percentile within our ISS peer group; (iii) 1/4th shall vest upon our achievement of total revenue in any of the 2013, 2014, or 2015 fiscal years equal to or greater than $12 billion; and (iv) 1/4th shall vest upon our achievement of the three-year earnings before interest, taxes, depreciation and amortization (EBITDA) margin percentage for the three-year period ending December 31, 2013 equal to or greater than 2.5%. In the event the vesting conditions are not achieved, the awards shall lapse. As of September 30, 2013, such performance goals have not yet been met, but we do expect the awards to vest in full.
Charged to general and administrative expenses, total stock-based compensation expense was as follows for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Restricted stock and performance awards	$7,634	$5,093	$18,593	$13,943
Employee stock purchase plan and stock options	870	543	2,061	1,505
	$8,504	$5,636	$20,654	$15,448
As of September 30, 2013, there was $28.0 million of total unrecognized compensation expense related to unvested restricted share awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 1.7 years. Also as of September 30, 2013, there was $0.6 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 2.3 years.
Restricted and performance stock activity for the nine months ended September 30, 2013 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2012	986,577	$23.74
Granted - restricted stock	587,706	32.15
Granted - performance stock	456,174	30.80
Vested	(581,329)	24.72
Forfeited	(31,500)	25.55
Unvested balance as of September 30, 2013	1,417,628	29.06
The total fair value of restricted and performance awards granted during the nine months ended September 30, 2013 and 2012 was $33.3 million and $23.0 million, respectively. The total fair value of restricted awards, including those with performance conditions, vested during the nine months ended September 30, 2013 and 2012 was $19.3 million and $24.3 million, respectively.
The weighted-average grant date fair value per share of the performance awards with vesting conditions based on TSR, as described above, was $28.24. We estimated the fair value on the grant date using a Monte Carlo Simulation to project TSR over the performance period using correlations and volatilities of the ISS peer group. Additional inputs included a risk-free interest rate of 0.14%, dividend yield of 0%, and an expected life of 0.83 years.

Stock option activity for the nine months ended September 30, 2013 is summarized below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In thousands)	(Years)
Outstanding as of December 31, 2012	414,061	$22.39
Granted	45,000	33.02
Exercised	(70,000)	20.11
Forfeited	(300)	17.63
Outstanding as of September 30, 2013	388,761	24.04	$4,495	3.6
Stock options exercisable and expected to vest as of September 30, 2013	388,761	24.04	$4,495	3.6
Exercisable as of September 30, 2013	333,761	22.50	$4,371	2.7
The weighted-average grant date fair value per share of stock options awarded to the new members of our board of directors during the nine months ended September 30, 2013 was $14.67. The weighted-average grant date fair value per share of the stock option awarded to the director appointed during 2012 was $13.97. We estimate the fair value of each stock option award on the grant date using the Black-Scholes option pricing model. To determine the fair values of these stock options we applied risk-free interest rates of 1.1% to 1.4%, expected volatilities of 41.3% to 43.0%, dividend yields of 0%, and expected lives of 6 years to 7 years.
6. Fair Value Measurements
Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, a derivative asset, trade accounts payable, medical claims and benefits payable, long-term debt, a derivative liability, contingent consideration, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:
Level 1 — Observable Inputs
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
Level 2 — Directly or Indirectly Observable Inputs
Our Level 2 financial instruments recorded at fair value consist of investments including corporate debt securities, municipal securities, and certificates of deposit that are classified as current investments in the accompanying consolidated balance sheets. Such investments are traded frequently though not necessarily daily. Fair value for these investments is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets.
Level 3 — Unobservable Inputs
Our Level 3 financial instruments recorded at fair value include non-current auction rate securities that are designated as available-for-sale, and are reported at fair value of $11.7 million (par value of $12.4 million) as of September 30, 2013. To estimate the fair value of these securities we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants including global financial institutions, hedge funds, private equity funds, mutual funds, corporations and other institutional investors. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from two other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of September 30, 2013.

Level 3 financial instruments also include derivative financial instruments comprising the 1.125% Call Option asset, and the embedded cash conversion option liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of September 30, 2013 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 11, “Long-Term Debt,” and Note 12, “Derivative Financial Instruments,” the 1.125% Call Option asset and the embedded cash conversion option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
Additionally, Level 3 financial instruments include contingent consideration liabilities of $59.9 million, primarily relating to the acquisition in South Carolina as described in Note 4, "Business Combinations," and recorded to accounts payable and accrued liabilities in our consolidated balance sheets. We applied discounted cash flow analysis to determine the fair value of the contingent consideration liabilities. Significant unobservable inputs primarily related to the probability weighted present values of the purchase price estimates for the membership that could convert in the South Carolina acquisition. Such membership could range from zero to approximately 170,000 members, with a weighted average of approximately 130,000 members.
Our financial instruments measured at fair value on a recurring basis at September 30, 2013, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$467,060	$—	$467,060	$—
GSEs	74,951	74,951	—	—
Municipal securities	107,844	—	107,844	—
U.S. treasury notes	42,207	42,207	—	—
Certificates of deposit	43,089	—	43,089	—
Auction rate securities	11,674	—	—	11,674
1.125% Call Option derivative asset	191,663	—	—	191,663
Total assets measured at fair value on a recurring basis	$938,488	$117,158	$617,993	$203,337

Embedded cash conversion option derivative liability	$191,556	$—	$—	$191,556
Contingent consideration liabilities	59,947	—	—	59,947
Total liabilities measured at fair value on a recurring basis	$251,503	$—	$—	$251,503
Our financial instruments measured at fair value on a recurring basis at December 31, 2012, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$191,008	$—	$191,008	$—
GSEs	29,525	29,525	—	—
Municipal securities	75,848	—	75,848	—
U.S. treasury notes	35,740	35,740	—	—
Certificates of deposit	10,724	—	10,724	—
Auction rate securities	13,419	—	—	13,419
Total assets measured at fair value on a recurring basis	$356,264	$65,265	$277,580	$13,419

Interest rate swap derivative liability	$1,307	$—	$1,307	$—

The following tables present activity relating to our assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Changes in Level 3 Instruments for the Nine Months Ended September 30, 2013
	Total	Auction Rate Securities	Derivatives, Net	Contingent Consideration
	(In thousands)
Balance at December 31, 2012	$13,419	$13,419	$—	$—
Net unrealized gains included in other comprehensive income	505	505	—	—
Net unrealized losses included in other expense	(3,382)	—	(3,382)	—
Issuances	(75,074)	—	(75,074)	—
Auction rate securities settlements and derivative re-designation	76,747	(2,250)	78,997	—
Acquisitions	(59,947)	—	—	(59,947)
Balance at September 30, 2013	$(47,732)	$11,674	$541	$(59,947)
The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at September 30, 2013	$397	$397	$—	$—

	Changes in Level 3 Instruments for the Year Ended December 31, 2012
	Total	Auction Rate Securities	Derivatives, Net	Contingent Consideration
	(In thousands)
Balance at December 31, 2011	$16,134	$16,134	$—	$—
Net unrealized gains included in other comprehensive income	1,635	1,635	—	—
Settlements	(4,350)	(4,350)	—	—
Balance at December 31, 2012	$13,419	$13,419	$—	$—
The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at December 31, 2012	$1,059	$1,059	$—	$—
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our long-term debt, as well as the applicable fair value hierarchy tiers, are contained in the tables below. Our convertible senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. As described in greater detail Note 11, "Long-Term Debt," we recorded lease financing obligations in connection with sale-leaseback transactions executed in the first half of 2013. The lease financing obligations are classified as Level 3 financial instruments because certain inputs used to determine their fair value are unobservable, such as our incremental borrowing rate. Fair value for these obligations was determined using discounted cash flow analysis with an estimated incremental borrowing rate for debt with similar terms. The credit facility was repaid and terminated effective February 15, 2013, and the term loan was repaid in June 2013.

	September 30, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$411,659	$596,899	$—	$596,899	$—
3.75% Notes	180,225	229,556	—	229,556	—
Lease financing obligations	178,188	178,500	—	—	178,500
	$770,072	$1,004,955	$—	$826,455	$178,500

	December 31, 2012
	Carrying	Total
	Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
3.75% Notes	$175,468	$208,460	$—	$208,460	$—
Term loan	47,471	47,471	—	—	47,471
Credit facility	40,000	40,000	—	—	40,000
	$262,939	$295,931	$—	$208,460	$87,471
7. Investments
The following tables summarize our investments as of the dates indicated:

	September 30, 2013
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$467,785	$306	$1,031	$467,060
GSEs	75,022	18	89	74,951
Municipal securities	108,647	109	912	107,844
U.S. treasury notes	42,159	67	19	42,207
Certificates of deposit	43,087	3	1	43,089
Subtotal - current investments	736,700	503	2,052	735,151
Auction rate securities	12,400	—	726	11,674
	$749,100	$503	$2,778	$746,825

	December 31, 2012
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$190,545	$528	$65	$191,008
GSEs	29,481	45	1	29,525
Municipal securities	75,909	185	246	75,848
U.S. treasury notes	35,700	42	2	35,740
Certificates of deposit	10,715	9	—	10,724
Subtotal - current investments	342,350	809	314	342,845
Auction rate securities	14,650	—	1,231	13,419
	$357,000	$809	$1,545	$356,264

The contractual maturities of our investments as of September 30, 2013 are summarized below:

	Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$406,330	$406,342
Due one year through five years	330,370	328,809
Due after ten years	12,400	11,674
	$749,100	$746,825
Gross realized gains and gross realized losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Net realized investment gains for the three months ended September 30, 2013 and 2012 were $27,000 and $12,000, respectively. Net realized investment gains for the nine months ended September 30, 2013 and 2012 were $169,000 and $250,000, respectively.
We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities, discussed below, we have determined that unrealized gains and losses at September 30, 2013 and December 31, 2012, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of September 30, 2013.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$254,351	$991	99	$5,580	$40	5
Municipal securities	60,428	736	68	12,424	176	29
GSEs	24,271	89	15	—	—	—
U.S. treasury notes	12,487	19	11	—	—	—
Certificates of deposit	415	1	2	—	—	—
Auction rate securities	—	—	—	11,674	726	17
	$351,952	$1,836	195	$29,678	$942	51
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
Auction Rate Securities

Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008, and such auctions have not resumed. Therefore, quoted prices in active markets have not been available since early 2008. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 17 years to 33 years. Considering the relative insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction rate securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at September 30, 2013. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $69.7 million of these instruments at par value.
For the nine months ended September 30, 2013 and 2012, we recorded pretax unrealized gains of $0.5 million and $1.4 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
8. Receivables
Receivables consist primarily of amounts due from the various states in which we operate. Accounts receivable increased as of September 30, 2013, primarily due to certain intermediary arrangements with state agencies entered into in the third quarter of 2013. For further information on these arrangements, refer to Note 10, "Medical Claims and Benefits Payable."

	September 30, 2013	December 31, 2012
	(In thousands)
Health Plans segment:
California	$130,718	$28,553
Florida	2,239	953
Michigan	16,311	12,873
New Mexico	14,091	9,059
Ohio	79,200	40,980
Texas	5,280	7,459
Utah	10,375	3,359
Washington	12,668	17,587
Wisconsin	5,033	4,098
Other	633	2,177
Total Health Plans segment	276,548	127,098
Molina Medicaid Solutions segment	17,419	22,584
	$293,967	$149,682
9. Restricted Investments
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

	September 30, 2013	December 31, 2012
	(In thousands)
California	$373	$373
Florida	8,840	5,738
Michigan	1,014	1,014
New Mexico	24,620	15,915
Ohio	9,081	9,082
Texas	3,500	3,503
Utah	3,308	3,126
Washington	151	151
Other	4,037	5,199
Total Health Plans segment	54,924	44,101
Molina Medicaid Solutions segment	10,301	—
	$65,225	$44,101
The contractual maturities of our held-to-maturity restricted investments as of September 30, 2013 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$59,633	$59,636
Due one year through five years	5,592	5,596
	$65,225	$65,232
10. Medical Claims and Benefits Payable
As of September 30, 2013, medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of operations. As of September 30, 2013, we recorded provider payables of approximately $64.1 million, and $69.7 million accounts receivable for new intermediary arrangements that began in the third quarter of 2013.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period were (more) or less than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. The following table shows the components of the change in medical claims and benefits payable from continuing and discontinued operations for the periods indicated:

	Nine Months Ended	Three Months Ended	Year Ended
	September 30, 2013	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Balances at beginning of period	$494,530	$465,487	$402,476
Components of medical care costs related to:
Current period	4,021,461	1,415,670	5,136,055
Prior periods	(54,040)	(32,575)	(39,295)
Total medical care costs	3,967,421	1,383,095	5,096,760
Payments for medical care costs related to:
Current period	3,410,689	851,025	4,649,363
Prior periods	418,556	364,851	355,343
Total paid	3,829,245	1,215,876	5,004,706
Balances at end of period	$632,706	$632,706	$494,530
Benefit from prior period as a percentage of:
Balance at beginning of period	10.9%	7.0%	9.8%
Premium revenue, trailing twelve months	0.9%	0.5%	0.7%
Medical care costs, trailing twelve months	1.0%	0.6%	0.8%
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
We recognized favorable prior period claims development in the amount of $54.0 million for the nine months ended September 30, 2013. This amount represents our estimate, as of September 30, 2013, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2012 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2012 was due primarily to the following factors:

•
At our Washington health plan prior to July 2012, certain high-cost newborns that were approved for supplemental security income (SSI) coverage by the state were retroactively dis-enrolled from our Healthy Options (TANF) coverage, and the health plan was reimbursed for the claims paid on behalf of these members. Starting July 1, 2012, these newborns, as well as other high-cost disabled members, are now covered by the health plan under the Healthy Options Blind and Disabled (HOBD) program. At the end of 2012, we had limited claims history with which to estimate the claims liability of the HOBD members, and as a result the liability for these high-cost members was overstated.

•	At our New Mexico health plan, we overestimated the impact of certain high-dollar outstanding claim payments as of December 31, 2012.

•	At our Ohio health plan, we overestimated the impact of several potential high-dollar claims relating to our aged, blind or disabled (ABD) members.

We recognized favorable prior period claims development in the amount of $32.6 million for the three months ended September 30, 2013. This amount represents our estimate as of September 30, 2013, of the extent to which our initial estimate of medical claims and benefits payable at June 30, 2013 was more than the amount that will ultimately be paid out in satisfaction of that liability. This amount of favorable development was considerably less than we typically experience, and was significant enough to have a materially unfavorable impact upon our third quarter financial performance. We believe the overestimation of our claims liability at June 30, 2013 was due primarily to the following factors:

•	At our Ohio health plan, we overestimated the impact of several potential high-dollar claims relating to critically ill members.

•	At our Michigan health plan, we underestimated the impact of future claims overpayment recoveries when establishing reserves at June 30, 2013.

•
The overestimation of our liability for medical claims and benefits payable was partially offset by an underestimation of that liability at our Texas health plan as a result of the costs associated with an unusually large number of older claims. This anomaly was caused primarily by the payment of claims that were delayed as a result of hospital provider disputes that have been resolved. The underestimation of the liability at our Texas health plan was responsible for the relatively small amount of prior period development noted above.

We recognized favorable prior period claims development in the amount of $37.7 million and $39.3 million for the nine months ended September 30, 2012, and the year ended December 31, 2012, respectively. This was primarily caused by the overestimation of our liability claims and medical benefits at December 31, 2011, as a result of the following factors:

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

In estimating our claims liability at September 30, 2013, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•
At our Texas health plan, we have noted an unusually large number of older claims dated older than 12 months. This has caused some distortion in the claims lag pattern that we use to estimate the incurred claims.

•
At our Michigan health plan, there were a large number of claim recoveries recorded in June 2013 due to overpayments that resulted from a system configuration issue. These recoveries impacted the completion factors used to estimate incurred claims. While we attempted to remove this distortion from the claims data to develop a more accurate reserve estimate, this type of correction in claims data adds a degree of uncertainty for the Michigan reserves as of September 30, 2013.

•
Our New Mexico health plan acquired approximately 80,000 new members in August 2013 from another health plan. This acquisition roughly doubled the size of the membership in a single month. For the September 30, 2013 reserve calculation, we have assumed that these new members will incur costs at about the same rate as the New Mexico members that were previously enrolled. With only two months of paid claims for these new members, it is too soon to know whether that assumption is correct or not.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2012, and for the nine months ended September 30, 2013, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the replenishment of reserves in the respective periods generally offset the benefit from the prior period.
11. Long-Term Debt
As of September 30, 2013, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
1.125% Notes	$550,000	$—	$—	$—	$—	$—	$550,000
3.75% Notes	187,000	—	187,000	—	—	—	—
	$737,000	$—	$187,000	$—	$—	$—	$550,000

1.125% Cash Convertible Senior Notes due 2020

On February 15, 2013, we settled the issuance of $550.0 million aggregate principal amount of 1.125% Cash Convertible Senior Notes due 2020 (the 1.125% Notes). This transaction included the initial issuance of $450.0 million on February 11, 2013, plus the exercise of the full amount of the $100.0 million over-allotment option on February 13, 2013. The aggregate net proceeds of the 1.125% Notes were $458.9 million, after payment of the net cost of the Call Spread Overlay described below and in Note 12, “Derivative Financial Instruments,” and transaction costs. Additionally, we used $50.0 million of the net proceeds to purchase shares of our common stock (see Note 13, “Stockholders' Equity”), and $40.0 million to repay the principal owed under our Credit Facility.
Interest on the 1.125% Notes is payable semiannually in arrears on January 15 and July 15 of each year, at a rate of 1.125% per annum, and commenced on July 15, 2013. The 1.125% Notes will mature on January 15, 2020 unless repurchased or converted in accordance with their terms prior to such date.
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

The 1.125% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the embedded cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option was $149.3 million, which simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.125% Notes, refer to Note 12, “Derivative Financial Instruments.”

As noted above, the reduced carrying value on the 1.125% Notes resulted in a debt discount that is amortized to the 1.125% Notes' principal amount through the recognition of interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.125% Notes is 5.9%, which is imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.125% Notes. As of September 30, 2013, we expect the 1.125% Notes to be outstanding until their January 15, 2020 maturity date, for a remaining amortization period of 6.3 years. The 1.125% Notes' if-converted value did not exceed their principal amount as of September 30, 2013.

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

1.125% Notes Call Spread Overlay

Concurrent with the issuance of the 1.125% Notes, we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes (the Counterparties). These transactions represent a Call Spread Overlay, whereby the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by the sales price of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes. We used $149.3 million of the proceeds from the settlement of the 1.125% Notes to pay for the 1.125% Call Option, and simultaneously received $75.1 million for the sale of the 1.125% Warrants, for a net cash outlay of $74.2 million for the Call Spread Overlay. The 1.125% Call Option is a derivative financial instrument. Until April 22, 2013, the 1.125% Warrants were classified as derivative financial instruments; refer to Note 12, “Derivative Financial Instruments” for further discussion.

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

3.75% Convertible Senior Notes due 2014
We had $187.0 million of 3.75% Convertible Senior Notes due 2014 (the 3.75% Notes) outstanding as of September 30, 2013 and December 31, 2012. The 3.75% Notes rank equally in right of payment with our existing and future senior indebtedness. The 3.75% Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the 3.75% Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.

Because the 3.75% Notes have cash settlement features, we have allocated the proceeds from their issuance between a liability component and an equity component. The reduced carrying value on the 3.75% Notes resulted in a debt discount that is amortized back to the 3.75% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 3.75% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms had been issued. The effective interest rate of the 3.75% Notes is 7.5%, principally based on the seven-year U.S. Treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. As of September 30, 2013, we expect the 3.75% Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 12 months. As of September 30, 2013, the 3.75% Notes’ if-converted value exceeded their principal amount by approximately $30 million. The 3.75% Notes' if-converted value did not exceed their principal amount as of December 31, 2012. At September 30, 2013, the equity component of the 3.75% Notes, net of the impact of deferred taxes, was $24.0 million.

The principal amounts, unamortized discount and net carrying amounts of the convertible senior notes were as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
September 30, 2013:
1.125% Notes	$550,000	$138,341	$411,659
3.75% Notes	187,000	6,775	180,225
	$737,000	$145,116	$591,884
December 31, 2012:
3.75% Notes	$187,000	$11,532	$175,468

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$3,300	$1,753	$9,127	$5,259
Amortization of the discount	6,059	1,499	15,747	4,414
Total interest cost recognized	$9,359	$3,252	$24,874	$9,673

Lease Financing Obligations

On June 12, 2013 we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of two properties, including the Molina Center located in Long Beach, California, and the building that houses our Ohio health plan located in Columbus, Ohio. We sold the two properties for $158.6 million in the aggregate. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. The carrying values of these properties, including the related intangible assets, amounted to $78.3 million in the aggregate as of September 30, 2013. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated and amortized over their remaining useful lives. The sales price of $158.6 million was recorded as a lease financing obligation, which is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of operations. Transaction costs associated with this transaction, amounting to $3.5 million, have been deferred and will be amortized over the initial lease term. Future minimum rental income on noncancelable leases from third party tenants of these properties, as reported in our December 31, 2012 Form 10-K, is now considered to be sublease rental income, and continues to be reported in rental income in our consolidated statements of operations. The future minimum rental income previously reported as of December 31, 2012 is consistent with our expected sublease rental income as of September 30, 2013. For information regarding the future minimum lease obligation, refer to Note 15, “Commitments and Contingencies.”
As described and defined in further detail in Note 16, "Related Party Transactions," we entered into a lease for office space in February 2013 consisting of two office buildings then under construction. We have concluded that we are the accounting owner of the construction projects because of our continuing involvement in those projects. Therefore, we have recorded $18.9 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of September 30, 2013, which represents the total cost, including imputed interest, incurred by the Landlord thus far in the construction projects. As of September 30, 2013, the aggregate amount recorded to lease financing obligations for the construction projects amounted to $19.2 million. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of operations. In addition to the capitalization of the costs incurred by the Landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was immaterial for the nine months ended September 30, 2013. For information regarding the future minimum lease obligation, refer to Note 15, “Commitments and Contingencies.”
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
Credit Facility
On February 15, 2013, we used $40.0 million of the net proceeds from the offering of the 1.125% Notes to repay all of the outstanding indebtedness under our $170 million revolving Credit Facility, with various lenders and U.S. Bank National Association, as Line of Credit Issuer, Swing Line Lender, and Administrative Agent. As of December 31, 2012, there was $40.0 million outstanding under the Credit Facility.
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
12. Derivative Financial Instruments
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	September 30, 2013
		(In thousands)
Derivative asset:
1.125% Call Option	Non-current assets: Derivative asset	$191,663

Derivative liability:
Embedded cash conversion option	Non-current liabilities: Derivative liability	$191,556
Our derivative financial instruments do not qualify for hedge treatment, therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of operations, in other expense. The following table summarizes the gains (losses) recorded in the periods presented:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Derivative gains (losses):
1.125% Call Option	$(15,460)	$—	$42,332	$—
Embedded cash conversion option	15,461	—	(42,225)	—
1.125% Warrants	—	—	(3,923)	—
Interest rate swap	—	(184)	433	(1,270)
	$1	$(184)	$(3,383)	$(1,270)

1.125% Notes Call Spread Overlay

As described in Note 11, "Long-Term Debt," we entered into a Call Spread Overlay, whereby the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the debentures was reduced by the sales price of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes.
The 1.125% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.125% Call Option settles or expires. The 1.125% Call Option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the 1.125% Call Option, refer to Note 6, “Fair Value Measurements.”
Until April 22, 2013, the 1.125% Warrants were recorded as a derivative liability that required mark-to-market accounting treatment due to certain terms in the 1.125% Warrants that prevented such instruments being considered to be indexed in our common stock. Effective April 22, 2013, we entered into amended and restated warrant confirmations with the Counterparties to clarify these terms, such that 1.125% Warrants are no longer considered to be derivative instruments, and have been recorded to additional paid-in capital. In the second quarter of 2013, we recorded a loss of $3.9 million for the change in fair value of the 1.125% Warrants from February 15, 2013 to April 22, 2013.
Embedded Cash Conversion Option

The embedded cash conversion option within the 1.125% Notes is required to be separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the cash conversion option settles or expires. The initial fair value liability of the embedded cash conversion option was $149.3 million, which simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). The embedded cash conversion option is measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 6, “Fair Value Measurements.”
Interest Rate Swap
In May 2012, we entered into a $42.5 million notional amount interest rate swap agreement, with an effective date of March 1, 2013. On June 14, 2013, we settled the interest rate swap for $0.9 million.
13. Stockholders’ Equity
Stockholders' equity increased $110.5 million during the nine months ended September 30, 2013. The increase was primarily due to the $79.0 million reclassification of the 1.125% Warrants to additional paid-in capital, net income of $62.1 million, and $19.1 million related to employee stock transactions, partially offset by $50.0 million in repurchases of our common stock, as described in further detail below.
Common Shares Authorized. On May 1, 2013, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 80,000,000 to 150,000,000.
1.125% Warrants. As described in Note 12, "Derivative Financial Instruments," we reclassified the 1.125% Warrants to additional paid-in capital during the second quarter of 2013, resulting in a $79.0 million increase to stockholders' equity. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Pursuant to the 1.125% Warrants, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.125% Warrants.
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

Effective as of September 30, 2013, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This newly authorized repurchase program extends through December 31, 2014, and replaces in its entirety, the $75 million repurchase program adopted by the board of directors on February 13, 2013.

Shelf Registration Statement. In May 2012, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.
Stock Plans. In connection with the plans described in Note 5, “Stock-Based Compensation,” we issued approximately 620,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the nine months ended September 30, 2013.
14. Segment Reporting
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue from continuing operations:
Health Plans:
Premium revenue	$1,584,656	$1,448,600	$4,583,818	$4,066,737
Premium tax receipts	43,723	37,894	127,606	120,953
Investment income	1,740	1,155	4,884	3,893
Rental and other income	5,860	4,079	16,476	12,315
Molina Medicaid Solutions:
Service revenue	51,100	48,422	150,528	132,351
	$1,687,079	$1,540,150	$4,883,312	$4,336,249
Depreciation and amortization reported in the consolidated statements of cash flows:
Health Plans	$17,545	$14,753	$48,467	$43,600
Molina Medicaid Solutions	6,583	5,526	19,568	14,689
	$24,128	$20,279	$68,035	$58,289
Operating income (loss) from continuing operations:
Health Plans	$16,929	$(5,788)	$118,600	$(33,957)
Molina Medicaid Solutions	7,997	8,156	20,645	23,207
Total operating income (loss) from continuing operations	24,926	2,368	139,245	(10,750)
Interest expense	13,532	4,315	38,236	12,421
Other (income) expense	(24)	184	3,347	1,270
Income (loss) from continuing operations before
income taxes	$11,418	$(2,131)	$97,662	$(24,441)

	September 30, 2013	December 31, 2012
	(In thousands)
Goodwill and intangible assets, net:
Health Plans	$252,360	$139,710
Molina Medicaid Solutions	83,058	89,089
	$335,418	$228,799
Total assets:
Health Plans	$2,748,724	$1,702,212
Molina Medicaid Solutions	176,342	232,610
	$2,925,066	$1,934,822
Goodwill and intangible assets increased in the Health Plans segment due to acquisitions that occurred in the third quarter of 2013. See Note 4, "Business Combinations," for further information.
15. Commitments and Contingencies
Sale-Leaseback Transactions
As described in Note 11, "Long-Term Debt," we entered into sale-leaseback transactions that have been classified as lease financing obligations. For the transaction entered into in June 2013, the initial lease term is 25 years, with five five-year renewal options. For the transaction relating to the construction project completed in June 2013, the initial lease term is 11.5 years, with two five-year renewal options. We expect future minimum lease payments under these leases, for the three months ended December 31, 2013, to be $3.3 million. Future minimum lease payments due under these leases beginning January 1, 2014 are as follows:

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
Regulatory Capital and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Such state laws and regulations also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $601.1 million at September 30, 2013, and $549.7 million at December 31, 2012. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $472.1 million and $46.9 million as of September 30, 2013 and December 31, 2012, respectively.
The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Illinois, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin have adopted these rules, which may vary from state to state. California and Florida have not adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.
As of September 30, 2013, our health plans had aggregate statutory capital and surplus of approximately $637.0 million compared with the required minimum aggregate statutory capital and surplus of approximately $362.2 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2013. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
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
Medical Services

We have an equity investment in a medical service provider that provides certain vision services to our members; we account for this investment under the equity method of accounting. For the three months ended September 30, 2013 and 2012, we paid $8.2 million and $7.0 million, respectively, for medical service fees to this provider. For the nine months ended September 30, 2013 and 2012, we paid $24.6 million and $20.6 million, respectively, for medical service fees to this provider.
17. Variable Interest Entities
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
We have determined that JMMPC is a variable interest entity, or VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of September 30, 2013, JMMPC had total assets of $5.6 million, comprising primarily cash and equivalents, and total liabilities of $5.3 million, comprising primarily accrued payroll and employee benefits.
Our maximum exposure to loss as a result of our involvement with JMMPC is limited to the amounts needed to fund JMMPC's ongoing payroll and employee benefits. We believe that such loss exposure will be immaterial to our consolidated operating results and cash flows for the foreseeable future. We provided an initial cash infusion of $0.3 million to JMMPC in the first quarter of 2012 to fund its start-up operations.
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

18. Subsequent Events

California Health Plan Rate Settlement Agreement

On October 30, 2013, we finalized the California health plan tentative rate settlement agreement, as described in Note 1, "Basis of Presentation." In connection with this agreement, a deficit or surplus will result to the extent the plan’s pre-tax margin is below or above 3.25%, subject to further adjustment as specified in the settlement agreement. Such settlement amount shall be based on 75% of the plan’s revenue in 2014; and 50% of the plan’s revenue in each subsequent year of the settlement agreement. The maximum amount that DHCS would pay to us under the terms of the settlement agreement is $40 million. Additionally, DHCS agreed to enter into a Medi-Cal managed care contract with the California health plan for the Imperial County with an original term of five years and extension through October 31, 2023. The foregoing description of the settlement agreement is qualified in its entirety by reference to the Settlement Agreement which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

Hospital Management Service Agreement

On October 9, 2013, we entered into a 10-year agreement with College Health Enterprises (CHE) to perform certain medical and administrative management services for CHE's hospital in Long Beach, California. Under the agreement, we will assume financial benefit and risk for a number of acute care beds at the hospital. We believe that this arrangement will improve hospital access for our members in the Long Beach, California area, and will also enhance our overall direct delivery strategy. As with any new start up activity, we may incur losses while we modify various business operations during the initial months of the management services agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated. Those risks and uncertainties include, but are not limited to, the following:

•	those identified and discussed in our periodic reports and filings with the SEC;

•
uncertainties associated with the implementation of the Affordable Care Act, including the impact of, and state rate development associated with, the health insurance industry excise tax, the expansion of Medicaid eligibility in participating states to previously uninsured populations unfamiliar with managed care, the implementation of insurance exchanges or marketplaces and related technical problems, the effect of various implementing regulations, and uncertainties regarding the impact of other federal or state health care and insurance reform measures, including the duals demonstration programs in California, Illinois, and Ohio;

•	the success of our medical cost containment initiatives in Texas;

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

•	interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings;

•	our management of a portion of CHE's hospital in Long Beach, California;

•	the relatively small number of states in which we operate health plans;

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

Our Health Plans segment comprises health plans in California, Florida, Illinois, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin, and includes our direct delivery business. As of September 30, 2013, these health plans served approximately 1.9 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization, or HMO. Our direct delivery business consists of primary care community clinics in California, Florida, New Mexico, and Washington.

Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, and West Virginia, and drug rebate administration services in Florida.

Third Quarter 2013 Financial Highlights

•
Net income for continuing operations for the third quarter of 2013 increased when compared with the third quarter of 2012 as a result of higher medical margins. Those medical margins were partially offset by increased administrative expense related to the Company's preparations for significant membership growth expected in 2014.

•
Premium revenue for the third quarter of 2013 increased 9% over the third quarter of 2012, due to a 5% increase in enrollment, and a 4% increase in revenue per member per month (PMPM). The 5% enrollment increase was primarily due to the acquisition of a contract covering approximately 80,000 members in New Mexico effective August 1, 2013.

•
Our consolidated medical care ratio decreased to 87.3% in the third quarter of 2013, from 91.1% in the third quarter of 2012. The decline in the consolidated medical care ratio was the result of improved operating results at most of our health plans. Medical care ratios decreased in eight of our nine health plans, while medical margin (measured as the excess of premium revenue over medical care costs) increased in the same eight of nine health plans.

•
General and administrative expenses increased to 10.4% of revenue in the third quarter of 2013, from 8.2% in the third quarter of 2012, primarily due to higher costs incurred as a result of our preparations for significant membership growth in 2014 in connection with the Affordable Care Act. Increased administrative expense related to anticipated membership growth in 2014 represented approximately 1.8% of premium revenue, or $30 million, during the third quarter of 2013.

Health Care Reform
We believe that the Affordable Care Act will provide us with significant opportunities for membership growth in our existing markets and, potentially, in new markets in the future as follows:
Health Insurance Marketplaces. On September 13, 2013, we announced that nine of our state health plan subsidiaries have been selected by the relevant state and federal regulatory agencies overseeing the non-group health insurance marketplaces for individuals to offer certified Qualified Health Plans. We are participating in the federally facilitated marketplaces in Florida, Ohio, Texas, Utah and Wisconsin, and in the state-federal partnership marketplaces in New Mexico and Michigan. In California and Washington, Molina Healthcare has been selected to participate in each of those two states’ state-run marketplaces.

Dual Eligibles. The Centers for Medicare and Medicaid Services (CMS) has implemented several demonstrations designed to improve the coordination of care for dual eligible beneficiaries who are enrolled in both Medicare and Medicaid. We refer to such demonstrations as our Medicare-Medicaid Plan (MMP) implementations, which are scheduled to commence as follows:

•	California - San Diego, Riverside and San Bernardino counties commence April 1, 2014

•	Illinois - 15 counties in the Central Region commence February 1, 2014

•	Ohio - 13 counties in Southwest, Central and West Central Regions commence March 1, 2014

Medicaid Expansion. The Affordable Care Act also provides for expanded Medicaid coverage effective in January 2014, which remains subject to implementation at the state level. We believe that we will likely add expansion membership in 2014. In preparation for such expansion membership growth, and for our participation in the health insurance marketplaces and MMP described above, we have augmented our infrastructure. Such preparations have included increased hiring in the nine months ended September 30, 2013, to support expansion of product development and pricing, network customization, and marketing; technology enhancements relating to premium billing and collections; and upgraded care management tools and telecommunications.

Market Updates - Health Plans Segment
California Health Plan Rate Settlement Agreement. On October 30, 2013, our California health plan finalized and entered into a settlement agreement with the California Department of Health Care Services (DHCS). The settlement agreement settles rate disputes initiated by our California health plan dating back to 2003 with respect to its participation in California’s Medicaid program, or Medi-Cal.
Under the terms of the settlement agreement, DHCS has agreed to extend each of the California health plan’s existing Medi-Cal managed care contracts for an additional five years, including its contracts in San Diego, San Bernardino, Riverside, and Sacramento counties. In addition, effective January 1, 2014, the settlement establishes a settlement account applicable to the California health plan’s Medi-Cal, Seniors and Persons with Disabilities (SPD), and the dual eligibles pilot programs. The settlement account will be established with an initial balance of zero, and will be adjusted annually to reflect a calendar year deficit or surplus. A deficit or surplus will result to the extent the plan’s pre-tax margin is below or above 3.25%, subject to further adjustment as specified in the settlement agreement. Such settlement amount shall be based on 75% of the plan’s revenue in 2014; and 50% of the plan’s revenue in each subsequent year of the settlement agreement. Cash settlement will occur after December 31, 2017. DHCS will make an interim partial settlement payment to us if it terminates early, without replacement, any of our Medi-Cal managed care contracts. Upon expiration of the settlement agreement, if the settlement account is in a deficit position, then DHCS will pay the amount of the deficit to us, subject to an alternative minimum payment amount. The alternative minimum amount is calculated as follows: (i) $40 million, minus (ii) any partial settlement payments previously made to our California health plan by DHCS, minus (iii) 50% of the pre-tax income on our Medi-Cal, SPD, and dual eligibles pilot program business in excess of a 2.0% pre-tax margin for each calendar from 2014 through 2017. If the settlement account is in a surplus position, then no amount is owed to either party. The maximum amount that DHCS would pay to us under the terms of the settlement agreement is $40 million. DHCS agreed to enter into a Medi-Cal managed care contract with the California health plan for the Imperial County with an original term of five years and extension through October 31, 2023. The foregoing description of the settlement agreement is qualified in its entirety by reference to the Settlement Agreement which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.
We do not expect the settlement agreement to impact our consolidated financial condition, cash flows, or results of operations for the year ending December 31, 2013.
Hospital Management Services Agreement. On October 9, 2013, we entered into a 10-year agreement with College Health Enterprises (CHE) to perform certain medical and administrative management services for CHE's hospital in Long Beach, California. Under the agreement, we will assume financial benefit and risk for a number of acute care beds at the hospital. We believe that this arrangement will improve hospital access for our members in the Long Beach, California area, and will also enhance our overall direct delivery strategy. As with any new start up activity, we may incur losses while we modify various business operations during the initial months of the management services agreement.
Florida. On October 23, 2013, our Florida health plan and the Florida Agency for Health Care Administration (AHCA), agreed to a settlement under which our health plan will be awarded three contracts under the Florida Statewide Medicaid Managed Care Managed Medical Assistance Invitation to Negotiate. The three contracts are expected to commence in the second or third quarter of 2014.

On February 14, 2013, we announced that AHCA awarded our Florida health plan contracts in three regions under the Statewide Medicaid Managed Care Long-Term Care program. As a result of the awards, we will now enter into a comprehensive pre-contracting assessment, with the program currently scheduled to commence on December 1, 2013. Under the program, we will provide long-term care benefits, including institutional and home and community-based services.

New Mexico. Consistent with our stated strategy to expand within existing markets, on August 1, 2013, our New Mexico health plan closed on its acquisition of the Lovelace Community Health Plan’s contract for the New Mexico Medicaid Salud! Program, under which Lovelace’s Medicaid members became Molina Healthcare Medicaid members and now receive their

Medicaid managed services and benefits from our New Mexico health plan. As part of this acquisition, we also expect to add membership currently covered under New Mexico’s State Coverage Insurance (SCI) program with Lovelace in the near future. Effective January 1, 2014, members in this program will ultimately be a) enrolled in the Centennial Care program as Medicaid members, or b) eligible to enroll in New Mexico’s health insurance marketplace. All members transferred from Lovelace will be able to continue with Molina Healthcare as the state transitions to the Centennial Care program. We expect the final purchase price for the acquisition to amount to approximately $53.5 million, of which $47.2 million was paid on the closing date. As of September 30, 2013, the New Mexico health plan's membership increased by approximately 80,000 members as a result of this transaction.

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

South Carolina. On July 26, 2013, we entered into an agreement with Community Health Solutions of America, Inc. (CHS) to acquire certain assets, including the rights to convert certain of CHS’ Medicaid members who will be covered by South Carolina’s full-risk Medicaid managed care program, consistent with our stated strategy to enter new markets. The conversion of such members will be contingent on our successful receipt of an HMO license from South Carolina Department of Insurance, the award to Molina Healthcare of a full-risk Medicaid managed care contract by the South Carolina Department of Health and Human Services, and the state's conversion to a full-risk Medicaid managed care program. Each of these three conditions is expected to be satisfied by January 2014. In connection with the agreement, we paid CHS $7.5 million on the closing date. We currently expect to convert approximately 130,000 members under the agreement, for a total estimated discounted purchase price of $65.0 million. The final purchase price will be settled when the member conversion has been completed.

Washington. The Washington Health Care Authority (HCA) has communicated to our Washington health plan that it believes it has erroneously overpaid the plan with regard to certain claims, including claims for psychotropic drugs, and claims for health plan members under the Washington Community Options Program Entry System (COPES). The alleged overpayments date back to the July 1, 2012 start date of the current contract. Because of the unilateral errors underlying the overpayments, HCA has indicated an intent to seek recoupment of the allegedly overpaid amounts. Our Washington health plan is seeking additional information from HCA regarding the factual and legal bases for any potential retroactive rate recoupment. In the event our Washington health plan is required to disgorge to HCA, in the fourth quarter of 2013, rate amounts that had been previously paid to it, our results of operations in the fourth quarter of 2013 may be adversely affected.

Market Updates - Molina Medicaid Solutions Segment

U.S. Virgin Islands and West Virginia. In 2012, Molina Medicaid Solutions of West Virginia secured a historic partnership with the United States Virgin Islands (USVI). The partnership involves processing the USVI’s Medicaid claims using West Virginia’s certified Medicaid management information system (MMIS). On August 1, 2013 the system went live, marking the first MMIS for a U.S. Territory, and the first to be shared between two government agencies on a single business processing platform.

Louisiana. In 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intended to award the contract for a replacement MMIS to a different vendor, CNSI. However, in March 2013, the state of Louisiana cancelled its contract award to CNSI. CNSI is currently challenging the contract cancellation. The state has informed us that we will continue to perform under our current contract until a successor is named. At such time as a new RFP may be issued, we intend to respond to the state's RFP. For the nine months ended September 30, 2013, our revenue under the Louisiana MMIS contract was approximately $31.1 million, or 20.7% of total service revenue. So long as our Louisiana MMIS contract continues, we expect to recognize approximately $40 million of service revenue annually under this contract.

Discontinued Operations

We previously reported that our Medicaid managed care contract with the state of Missouri expired without renewal on June 30, 2012. Effective June 30, 2013 the transition obligations associated with that contract terminated. Therefore, we have reclassified the results relating to the Missouri health plan to discontinued operations for all periods presented. These results are presented in a single line item, net of taxes, in the unaudited consolidated statements of operations. Additionally, we abandoned all of our equity interests in the Missouri health plan during the second quarter of 2013, resulting in the recognition of a tax benefit of approximately $9.5 million, which is also included in discontinued operations in the unaudited consolidated statements of operations. The Missouri health plan's revenues amounted to $0.2 million and $113.8 million for the nine months ended September 30, 2013 and 2012, respectively.
Composition of Revenue and Membership
Health Plans Segment

Our Health Plans segment state Medicaid contracts generally have terms of three to four years with annual adjustments to premium rates. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Our health plan subsidiaries have generally been successful in retaining their contracts, but such contracts are subject to risk of loss when a state issues a new request for proposals, or RFP, open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal.

In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations (such as the aged, blind or disabled, or ABD); and regions or service areas.

Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in “Critical Accounting Policies” below, is not generally subject to significant accounting estimates. For the nine months ended September 30, 2013, we received approximately 96% of our premium revenue as a fixed amount per member per month, or PMPM, pursuant to our Medicaid contracts with state agencies, our Medicare contracts with the CMS, and our contracts with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

For the nine months ended September 30, 2013, we recognized approximately 4% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.

The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for the Children’s Health Insurance Program, or CHIP, members are generally among our lowest, with rates as low as approximately $80 PMPM in Michigan. Premium revenues for Medicaid members are generally higher. Among the TANF Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $100 in California to $270 in Ohio. Among our ABD membership, PMPM premiums range from approximately $400 in Utah to $1,400 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy, inpatient, behavioral health and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest PMPM premiums in the aggregate, at approximately $1,200 PMPM.

The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
Total Ending Membership by Health Plan:
California	363,000	355,000	336,000	346,000
Florida	84,000	81,000	73,000	71,000
Michigan	213,000	215,000	220,000	219,000
New Mexico	172,000	92,000	91,000	90,000
Ohio	261,000	240,000	244,000	272,000
Texas	258,000	266,000	282,000	291,000
Utah	87,000	87,000	87,000	85,000
Washington	409,000	413,000	418,000	411,000
Wisconsin	95,000	98,000	46,000	41,000
Total	1,942,000	1,847,000	1,797,000	1,826,000
Total Ending Membership for our Medicare Advantage Plans:
California	8,600	8,100	7,700	7,300
Florida	600	600	900	900
Michigan	10,000	9,500	9,700	9,300
New Mexico	900	900	900	900
Ohio	400	400	300	200
Texas	2,500	2,300	1,500	1,100
Utah	8,200	7,800	8,200	8,300
Washington	6,900	6,600	6,500	6,100
Total	38,100	36,200	35,700	34,100
Total Ending Membership for our Aged, Blind or Disabled Population:
California	46,300	45,400	44,700	44,100
Florida	12,200	11,200	10,300	10,300
Michigan	45,400	45,000	41,900	40,700
New Mexico	11,400	6,000	5,700	5,600
Ohio	33,000	28,000	28,200	29,000
Texas	90,800	92,000	95,900	101,300
Utah	9,500	9,400	9,000	8,900
Washington	33,000	31,700	30,000	23,400
Wisconsin	1,700	1,600	1,700	1,600
Total	283,300	270,300	267,400	264,900
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

•	Fee-for-service — Expenses paid for specific encounters or episodes of care according to a fee schedule or other basis established by the state or by contract with the provider.

•	Capitation — Expenses for PMPM payments to the provider without regard to the frequency, extent, or nature of the medical services actually furnished.

•	Pharmacy — Expenses for all drug, injectable, and immunization costs paid through our pharmacy benefit manager.

•
Other — Expenses for medically related administrative costs of approximately $107.0 million, and $94.6 million, for the nine months ended September 30, 2013 and 2012, respectively, as well as certain provider incentive costs, reinsurance, costs to operate our medical clinics, and other medical expenses.

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
Third Quarter Financial Performance Summary, Continuing Operations
The following table and narrative briefly summarize our financial and operating performance for continuing operations for the three and nine months ended September 30, 2013 and 2012. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio is computed as a percentage of premium revenue, the premium tax ratio is computed as a percentage of premium revenue plus premium tax receipts because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollar amounts in thousands, except per share data)
Net income (loss) per diluted share	$0.16	$(0.01)	$1.15	$(0.29)
Premium revenue	$1,584,656	$1,448,600	$4,583,818	$4,066,737
Service revenue	$51,100	$48,422	$150,528	$132,351
Operating income (loss)	$24,926	$2,368	$139,245	$(10,750)
Net income (loss)	$7,553	$(165)	$53,871	$(13,328)
Total ending membership	1,942,000	1,826,000	1,942,000	1,826,000
Premium revenue	93.9%	94.1%	93.9%	93.8%
Premium tax receipts	2.6%	2.4%	2.6%	2.8%
Service revenue	3.0%	3.1%	3.1%	3.0%
Investment income	0.2%	0.1%	0.1%	0.1%
Rental and other income	0.3%	0.3%	0.3%	0.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Medical care ratio	87.3%	91.1%	86.5%	91.4%
General and administrative expense ratio	10.4%	8.2%	9.8%	8.4%
Premium tax ratio	2.7%	2.5%	2.7%	2.9%
Operating income (loss)	1.5%	0.2%	2.9%	(0.2)%
Net income (loss)	0.4%	—%	1.1%	(0.3)%
Effective tax rate	33.9%	(92.3)%	44.8%	(45.5)%

Non-GAAP Financial Measures

We use the following non-GAAP1 financial measures as supplemental metrics in evaluating our financial performance, our financing and business decisions, and in forecasting and planning for future periods. For these reasons, management believes such measures are useful supplemental measures to investors in evaluating our performance and the performance of other companies in the health care industry. These non-GAAP financial measures should be considered as supplements to, and not substitutes for or superior to, GAAP measures.

The first of these non-GAAP measures is earnings before interest, taxes, depreciation and amortization, or EBITDA. The following table reconciles net income (loss), which we believe to be the most comparable GAAP measure, to EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$7,569	$3,364	$62,055	$(15,853)
Adjustments:
Depreciation and amortization reported in the consolidated statements of cash flows	24,128	20,279	68,035	58,289
Interest expense	13,532	4,315	38,236	12,421
Income tax expense (benefit)	3,962	(492)	33,745	(15,228)
EBITDA	$49,191	$27,466	$202,071	$39,629

The second of these non-GAAP measures is adjusted net income per diluted share, continuing operations. The following table reconciles net income (loss) per diluted share, which we believe to be the most comparable GAAP measure, to adjusted net income per diluted share, continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss) per diluted share, continuing operations	$0.16	$(0.01)	$1.15	$(0.29)
Adjustments, net of tax:
Depreciation and amortization of capitalized software	0.25	0.20	0.71	0.56
Stock-based compensation	0.15	0.09	0.36	0.24
Amortization of intangible assets	0.07	0.07	0.20	0.22
Amortization of convertible senior notes and lease financing obligations	0.08	0.02	0.21	0.06
Change in fair value of derivatives	—	—	0.08	0.02
Adjusted net income per diluted share, continuing operations	$0.71	$0.37	$2.71	$0.81

1GAAP stands for Generally Accepted Accounting Principles.

Results of Operations, Continuing Operations
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Health Plans Segment
Premium Revenue
Premium revenue for the third quarter of 2013 increased 9% over the third quarter of 2012, due to a 5% increase in enrollment, and a 4% increase in revenue per member per month (PMPM). The 5% enrollment increase was primarily due to the acquisition of a contract covering approximately 80,000 members in New Mexico effective August 1, 2013.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended September 30,
	2013			2012
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$928,165	$161.39	67.1%	$913,137	$166.88	69.2%
Pharmacy	237,073	41.22	17.1	219,823	40.17	16.7
Capitation	162,554	28.27	11.8	142,724	26.08	10.8
Other	55,421	9.64	4.0	44,307	8.10	3.3
Total	$1,383,213	$240.52	100.0%	$1,319,991	$241.23	100.0%

Our consolidated medical care ratio decreased to 87.3% in the third quarter of 2013, from 91.1% in the third quarter of 2012. The decline in the consolidated medical care ratio was the result of improved operating results at all but one of our health plans. Medical care ratios decreased in eight of our nine health plans, while medical margin (measured as the excess of premium revenue over medical care costs) increased in the same eight of nine health plans. Medical margin improvements were most pronounced at the California, Michigan and New Mexico health plans.

Individual Health Plan Analysis
The medical care ratio at the California health plan decreased to 90.5% in the third quarter of 2013 from 96.1% in the third quarter of 2012. The lower medical care ratio was primarily the result of premium rate increases received in the first quarter of 2013.

The medical care ratio of the Florida health plan increased to 88.8% in the third quarter of 2013, from 84.0% in the third quarter of 2012 due to inpatient unit cost increases.
The medical care ratio of the Michigan health plan decreased to 82.1% in the third quarter of 2013, from 89.9% in the third quarter of 2012, primarily due to a reduction in inpatient costs.
The medical care ratio of the New Mexico health plan decreased to 85.6% in the third quarter of 2013, from 91.2% in the third quarter of 2012, primarily as a result of higher Medicaid premium rates PMPM effective January 1, 2013, and lower fee-for-service claims costs. The New Mexico health plan gained approximately 80,000 new members in the third quarter of 2013, as a result of its acquisition of Lovelace Community Health Plan's contract for the New Mexico Medicaid Salud! Program effective August 1, 2013.
The medical care ratio of the Ohio health plan decreased to 87.3% for the third quarter of 2013, from 89.7% for the third quarter of 2012, due to lower pharmacy and inpatient fee-for-service expense; partially offset by a combination of premium decreases and increases to fee schedules effective July 1, 2013 that combined to reduce medical margin for the third quarter by approximately 2% of premium revenue. We also experienced an additional 1.5% decrease in premium rates in Ohio effective July 1, 2013, due to a re-basing of risk adjusters.
The medical care ratio of the Texas health plan was 89.6% in the third quarter of 2013 compared with 91.9% in the third quarter of 2012 (which included the reversal of a premium deficiency reserve (PDR) of $10 million established in the second quarter of 2012). We received a blended rate increase in Texas of approximately 6%, or $6 million per month, effective September 1, 2013. In the third quarter of 2012, we received a blended rate increase of 4%, or $4.5 million per month, effective September 1, 2012; and implemented various medical cost containment initiatives in the second half of 2012.
The medical care ratio of the Utah health plan decreased to 78.7% in the third quarter of 2013, from 85.2% in the third quarter of 2012 due to both higher revenue PMPM and lower fee-for-service medical expenses PMPM.
The medical care ratio of the Washington health plan decreased to 86.3% in the third quarter of 2013, from 88.0% in the third quarter of 2012 due to higher premium revenue PMPM which was only partially offset by increased fee-for-service medical expenses PMPM.
The medical care ratio of the Wisconsin health plan decreased to 69.8% in the third quarter of 2013, from 93.5% in the third quarter of 2012 due to both higher revenue PMPM and lower fee-for-service physician expenses PMPM. Additionally, the health plan gained approximately 50,000 members in the first half of 2013 due to another health plan's recent exit from the market.
Operating Data

The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended September 30, 2013
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,076	$184,235	$171.16	$166,774	$154.93	90.5%	$17,461
Florida	251	67,688	269.58	60,127	239.46	88.8	7,561
Michigan	641	174,706	272.65	143,498	223.95	82.1	31,208
New Mexico	435	130,318	299.19	111,599	256.21	85.6	18,719
Ohio	786	280,964	357.66	245,148	312.07	87.3	35,816
Texas	780	320,657	411.17	287,446	368.59	89.6	33,211
Utah	261	84,525	323.83	66,555	254.98	78.7	17,970
Washington	1,234	294,808	238.96	254,430	206.23	86.3	40,378
Wisconsin	287	39,676	138.36	27,694	96.58	69.8	11,982
Other (3)	—	7,079	—	19,942	—	—	(12,863)
	5,751	$1,584,656	$275.55	$1,383,213	$240.52	87.3%	$201,443

	Three Months Ended September 30, 2012
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,041	$162,389	$156.00	$156,106	$149.96	96.1%	$6,283
Florida	214	57,433	268.58	48,250	225.64	84.0	9,183
Michigan	656	159,591	243.32	143,513	218.80	89.9	16,078
New Mexico	269	80,846	300.79	73,721	274.28	91.2	7,125
Ohio	805	282,489	350.63	253,447	314.58	89.7	29,042
Texas	890	344,522	387.03	316,716	355.80	91.9	27,806
Utah	256	73,484	287.21	62,630	244.79	85.2	10,854
Washington	1,217	269,191	221.28	236,928	194.76	88.0	32,263
Wisconsin	124	16,279	131.21	15,217	122.65	93.5	1,062
Other (3)	—	2,376	—	13,463	—	—	(11,087)
	5,472	$1,448,600	$264.74	$1,319,991	$241.23	91.1%	$128,609

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	“Other” medical care costs include primarily medically related administrative costs at the parent company, and direct delivery costs.
Molina Medicaid Solutions Segment

Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Service revenue before amortization	$51,829	$48,958
Amortization recorded as reduction of service revenue	(729)	(536)
Service revenue	51,100	48,422
Cost of service revenue	40,113	37,004
General and administrative costs	1,708	1,980
Amortization of customer relationship intangibles recorded as amortization	1,282	1,282
Operating income	$7,997	$8,156

Operating income for our Molina Medicaid Solutions segment decreased $0.2 million for the three months ended September 30, 2013, compared with the same prior year period. The decrease in operating income was primarily the result of a change in the mix of transactions processed from fee-for-service claims to managed care encounters (processing fees are lower for encounters than for fee-for-service claims) and changes to state contract revenues implemented during 2012.
Results of Operations, Continuing Operations
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Health Plans Segment
Premium Revenue
Premium revenue for the nine months ended September 30, 2013 increased 13% over the nine months ended September 30, 2012, due to both higher enrollment and higher premium revenue PMPM. Medicare premium revenue was $396.7 million for the nine months ended September 30, 2013 compared with $346.6 million for the nine months ended September 30, 2012.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Nine Months Ended September 30,
	2013			2012
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,674,785	$160.14	67.5%	$2,566,161	$162.76	69.1%
Pharmacy	691,903	41.42	17.4	606,004	38.44	16.3
Capitation	441,287	26.42	11.1	412,692	26.17	11.1
Other	157,859	9.45	4.0	130,598	8.28	3.5
Total	$3,965,834	$237.43	100.0%	$3,715,455	$235.65	100.0%

Our medical care ratio decreased to 86.5% in the nine months ended September 30, 2013, from 91.4% in the nine months ended September 30, 2012, primarily due to improved financial performance at our Texas health plan. The decline in the consolidated medical care ratio was the result of improved operating results at most of our health plans. Medical care ratios decreased in seven of our nine health plans, while medical margin (measured as the excess of premium revenue over medical care costs) increased in all nine health plans. Medical margin improvements were most pronounced at the Texas health plan.
Operating Data

The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and premium taxes by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Nine Months Ended September 30, 2013
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	3,132	$552,950	$176.54	$497,314	$158.78	89.9%	$55,636
Florida	712	187,689	263.62	161,446	226.76	86.0	26,243
Michigan	1,941	508,748	262.14	432,105	222.65	84.9	76,643
New Mexico	984	298,767	303.59	252,001	256.07	84.3	46,766
Ohio	2,234	819,879	367.03	688,266	308.11	83.9	131,613
Texas	2,417	969,063	400.90	829,854	343.31	85.6	139,209
Utah	781	236,992	303.41	193,261	247.42	81.5	43,731
Washington	3,722	892,627	239.85	779,339	209.41	87.3	113,288
Wisconsin	780	104,540	134.04	82,543	105.84	79.0	21,997
Other (3)	—	12,563	—	49,705	—	—	(37,142)
	16,703	$4,583,818	$274.43	$3,965,834	$237.43	86.5%	$617,984

	Nine Months Ended September 30, 2012
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	3,156	$486,714	$154.21	$446,694	$141.53	91.8%	$40,020
Florida	632	170,940	270.50	146,261	231.44	85.6	24,679
Michigan	1,983	480,098	242.13	419,406	211.52	87.4	60,692
New Mexico	801	240,568	300.51	208,668	260.66	86.7	31,900
Ohio	2,313	827,219	357.61	735,432	317.93	88.9	91,787
Texas	2,389	892,377	373.54	890,042	372.57	99.7	2,335
Utah	767	225,533	293.93	183,930	239.71	81.6	41,603
Washington	3,352	684,466	204.22	592,398	176.75	86.5	92,068
Wisconsin	374	52,209	139.46	54,861	146.54	105.1	(2,652)
Other (3)	—	6,613	—	37,763	—	—	(31,150)
	15,767	$4,066,737	$257.93	$3,715,455	$235.65	91.4%	$351,282

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	“MCR” represents medical costs as a percentage of premium revenue.

(3)	“Other” medical care costs include primarily medically related administrative costs at the parent company, and direct delivery costs.
Molina Medicaid Solutions Segment

Performance of the Molina Medicaid Solutions segment was as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Service revenue before amortization	$152,714	$133,193
Amortization recorded as reduction of service revenue	(2,186)	(842)
Service revenue	150,528	132,351
Cost of service revenue	119,188	98,111
General and administrative costs	6,849	7,187
Amortization of customer relationship intangibles recorded as amortization	3,846	3,846
Operating income	$20,645	$23,207

Operating income for our Molina Medicaid Solutions segment decreased $2.6 million for the nine months ended September 30, 2013, compared with the same prior year period. The decrease in operating income was primarily the result of a change in the mix of transactions processed from fee-for-service claims to managed care encounters (processing fees are lower for encounters than for fee-for-service claims) and changes to state contract revenues implemented during 2012.
Consolidated Expenses
General and Administrative Expenses
General and administrative expenses increased to 10.4% of total revenue for the three months ended September 30, 2013, compared with 8.2% of total revenue for the three months ended September 30, 2012. General and administrative expenses increased to 9.8% of total revenue for the nine months ended September 30, 2013, compared with 8.4% of total revenue for the nine months ended September 30, 2012. The increased ratio of general and administrative expenses to total revenue for both the three months and nine months ended September 30, 2013, was primarily due to higher costs incurred as a result of our preparations for significant membership growth in 2014.
Premium Tax Expense
Premium tax expense was 2.7% of premium revenue in the three months ended September 30, 2013, compared with 2.5% in the three months ended September 30, 2012, and 2.7% of premium revenue in the nine months ended September 30, 2013, compared with 2.9% in the nine months ended September 30, 2012.
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

	Three Months Ended September 30,
	2013		2012
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$14,237	0.8%	$11,352	0.7%
Amortization of intangible assets, continuing operations	4,634	0.3	4,506	0.3
Depreciation and amortization, continuing operations	18,871	1.1	15,858	1.0
Depreciation and amortization, discontinued operations	—	—	176	—
Amortization recorded as reduction of service revenue	729	—	536	0.1
Amortization of capitalized software recorded as cost of service revenue	4,528	0.3	3,709	0.2
Depreciation and amortization reported in the consolidated statements of cash flows	$24,128	1.4%	$20,279	1.3%

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$39,578	0.8%	$31,321	0.7%
Amortization of intangible assets, continuing operations	12,871	0.3	15,595	0.4
Depreciation and amortization, continuing operations	52,449	1.1	46,916	1.1
Depreciation and amortization, discontinued operations	2	—	530	—
Amortization recorded as reduction of service revenue	2,186	—	842	—
Amortization of capitalized software recorded as cost of service revenue	13,398	0.3	10,001	0.2
Depreciation and amortization reported in the consolidated statements of cash flows	$68,035	1.4%	$58,289	1.3%

Interest Expense
Interest expense increased to $13.5 million for the three months ended September 30, 2013, from $4.3 million for the three months ended September 30, 2012, and increased to $38.2 million for the nine months ended September 30, 2013, from $12.4 million for the nine months ended September 30, 2012 primarily due to the issuance of the 1.125% Notes in February 2013. Interest expense includes amortization of the discount on our convertible senior notes, which amounted to $6.1 million and $1.5 million for the three months ended September 30, 2013, and 2012, respectively, and $15.7 million and $4.4 million for the nine months ended September 30, 2013, and 2012, respectively. Interest expense in the nine months ended September 30, 2013, also includes the immediate recognition of approximately $6 million of interest expense relating to debt issuance costs. The remainder of the fees associated with that issuance, amounting to approximately $12 million, are being expensed over the life of the 1.125% Notes.
As described in further detail below, in "Future Sources and Uses of Liquidity – Lease Financing Obligations," lease payments under the sale-leaseback transactions adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of operations.
Other Expense
Other expense increased to $3.3 million for the nine months ended September 30, 2013, from $1.3 million for the nine months ended September 30, 2012, and was insignificant for the three months ended September 30, 2013 and 2012. Other expense includes primarily gains or losses associated with changes in the fair value of our derivative financial instruments. For the nine months ended September 30, 2012, we recorded a $1.3 million charge for the fair value of an interest rate swap derivative liability. In the second quarter of 2013 we recorded a one-time non-cash charge of $3.9 million related to warrants issued in conjunction with our convertible senior notes offering in February 2013. We settled the interest rate swap in the second quarter of 2013, which resulted in a gain of approximately $0.4 million, partially offsetting the $3.9 million charge described above.
Income Taxes
The provision for income taxes in continuing operations is recorded at an effective rate of 33.9% for the three months ended September 30, 2013, compared with 92.3% for the three months ended September 30, 2012. The provision for income taxes in continuing operations is recorded at an effective rate of 44.8% for the nine months ended September 30, 2013, compared with 45.5% for the nine months ended September 30, 2012. The disparity between rates in the third quarters of 2013 and 2012 is primarily due to significant differences in pretax income during the applicable periods and the greater proportional impact of non-deductible expenses on lower income before taxes in 2012.
Liquidity and Capital Resources
Introduction
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of September 30, 2013, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income was $4.9 million for the nine months ended September 30, 2013, compared with $3.9 million for the nine months ended September 30, 2012. Our annualized portfolio yield for the nine months ended September 30, 2013 was 0.4% compared with 0.5% for the nine months ended September 30, 2012.
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
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Nine Months Ended September 30,
	2013	2012	Change
	(In thousands)
Net cash provided by operating activities	$111,744	$264,024	$(152,280)
Net cash used in investing activities	(541,416)	(90,794)	(450,622)
Net cash provided by financing activities	490,458	48,423	442,035
Net increase in cash and cash equivalents	$60,786	$221,653	$(160,867)

Operating Activities. The decrease in cash provided by operating activities was primarily due to the changes in receivables and deferred revenue, partially offset by increased net income. Cash flows from operations in each year were impacted by the timing of payments we receive from our states. States may pay the following month's premium payment in advance, which we record as deferred revenue, or they may delay our premium payment, which we record as a receivable. We typically receive capitation payments monthly, however the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period. In such situations, however, the acceleration or delay in payment is usually only a few days in duration, meaning that the change in cash flows in any given period is usually reversed in the next. The change in receivables and deferred revenue resulted in a use of operating cash amounting to $161.7 million in the aggregate in the nine months ended September 30, 2013, compared with a source of operating cash of $103.3 million in the aggregate in the same period in 2012. Net income increased $77.9 million year over year.
Investing Activities. The increase in cash used in investing activities was primarily due to $393.5 million increased purchases of investments in 2013, a result of increased cash generated in financing activities, described below. Additionally, we paid $57.7 million in connection with business acquisitions in the third quarter of 2013.
Financing Activities. The increase in cash provided by financing activities was primarily due to 2013 activity including $538.0 million in proceeds we received from our offering of 1.125% Notes, $158.7 million received from sale-leaseback transactions, and $75.1 million from the sale of warrants, partially offset by $149.3 million paid for the purchased call option relating to Notes, $50.0 million paid for repurchases of our common stock, $47.5 million used to repay our term loan, and $40.0 million used to repay our Credit Facility.
Financial Condition
On a consolidated basis, at September 30, 2013, we had working capital of $920.8 million compared with $521.1 million at December 31, 2012. At September 30, 2013, and December 31, 2012, we had cash and investments, including restricted investments, of $1,668.6 million, and $1,196.1 million, respectively. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
In July 2011, the Financial Accounting Standards Board (FASB) issued guidance related to accounting for the fees to be paid by health insurers to the federal government under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (ACA). The ACA imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. The fee will be imposed beginning in 2014 based on a company's share of the industry's net premiums written during the preceding calendar year.
The new guidance specifies that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The new guidance is effective for annual reporting periods beginning after December 31, 2013, when the fee initially becomes effective. As enacted, this federal premium-based assessment is non-deductible for income tax purposes, and is anticipated to be significant. It is yet undetermined how this premium-based assessment will be factored into the calculation of our premium rates, if at all. Accordingly, adoption of this guidance and the enactment of this assessment as currently written is expected to have a material impact on our financial position, results of operations, and cash flows in future periods. We estimate that the fee in 2014 will be approximately $100.0 million.
Regulatory Capital and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Such state laws and regulations also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. The net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was $601.1 million at September 30, 2013, and $549.7 million at December 31, 2012. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $472.1 million and $46.9 million as of September 30, 2013, and December 31, 2012, respectively. We anticipate that we will pay the remaining balances due for our recent New Mexico and South Carolina acquisitions (approximately $64 million in total) from available cash at the parent company.

The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Illinois, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin have adopted these rules, which may vary from state to state. California and Florida have not adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.
As of September 30, 2013, our health plans had aggregate statutory capital and surplus of approximately $637.0 million compared with the required minimum aggregate statutory capital and surplus of approximately $362.2 million. As noted above, we anticipate that the ACA annual fee on health insurers will result in the recording of a liability of approximately $100 million spread across our all of our health plans. The liability for that fee, when recorded effective January, 2014, will reduce our aggregate statutory capital and surplus by the same amount. All of our health plans were in compliance with the minimum capital requirements at September 30, 2013. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
Future Sources and Uses of Liquidity
As of September 30, 2013, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

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
Interest on the 1.125% Notes is payable semiannually in arrears on January 15 and July 15 of each year, at a rate of 1.125% per annum, and commenced on July 15, 2013. The 1.125% Notes will mature on January 15, 2020 unless repurchased or converted in accordance with their terms prior to such date.
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
As noted above, the reduced carrying value on the 1.125% Notes resulted in a debt discount that is amortized to the 1.125% Notes' principal amount through the recognition of interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.125% Notes is 5.9%, which is imputed based on the amortization of the fair value of the embedded cash conversion option over the remaining term of the 1.125% Notes. As of September 30, 2013, we expect the 1.125% Notes to be outstanding until their January 15, 2020 maturity date, for a remaining amortization period of 6.3 years.
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
3.75% Convertible Senior Notes due 2014
We had $187.0 million of 3.75% Convertible Senior Notes due 2014 (the 3.75% Notes) outstanding as of September 30, 2013 and December 31, 2012. The 3.75% Notes rank equally in right of payment with our existing and future senior indebtedness. The 3.75% Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the 3.75% Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances.
Lease Financing Obligations
On June 12, 2013, we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of two properties, including the Molina Center located in Long Beach, California, and the building that houses our Ohio health plan located in Columbus, Ohio. We sold the two properties for $158.6 million in the aggregate. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. The carrying values of these properties, including the related intangible assets, amounted to $78.3 million in the aggregate as of September 30, 2013. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated and amortized over their remaining useful lives. The sales price of $158.6 million was recorded as a lease financing obligation, which is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of operations. Transaction costs associated with this transaction, amounting to $3.5 million, have been deferred and will be amortized over the initial lease term.
We entered into a lease for office space in February 2013 consisting of two office buildings then under construction. We have concluded that we are the accounting owner of the construction projects because of our continuing involvement in those projects. Therefore, we have recorded $18.9 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of September 30, 2013, which represents the total cost, including imputed interest, incurred by the landlord thus far in the construction projects. As of September 30, 2013, the aggregate amounts recorded to property, equipment and capitalized software, net, for both Building A and B are recorded as a lease financing obligation of $19.2 million. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of operations. In addition to the capitalization of the costs incurred by the landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was immaterial for the nine months ended September 30, 2013.
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
Credit Facility
On February 15, 2013, we used $40.0 million of the net proceeds from the offering of the 1.125% Notes to repay all of the outstanding indebtedness under our $170 million revolving Credit Facility, with various lenders and U.S. Bank National Association, as Line of Credit Issuer, Swing Line Lender, and Administrative Agent. As of December 31, 2012, there was $40.0 million outstanding under the Credit Facility.
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
Shelf Registration Statement
In the second quarter of 2012, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the registration, issuance, and sale of an indeterminate amount of our securities, including common stock, preferred stock, senior or subordinated debt securities, or warrants. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.
Securities Repurchase Program
Effective as of September 30, 2013, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. Stock repurchase under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This newly authorized repurchase program extends through December 31, 2014, and replaces in its entirety, the $75 million repurchase program adopted by the board of directors on February 13, 2013.
Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2012, was disclosed in our 2012 Annual Report on Form 10-K. Other than the transactions relating to our February 2013 offering of the 1.125% Notes, the sale-leaseback transactions and our third quarter acquisitions discussed above, there were no material changes to this previously filed information outside the ordinary course of business during the nine months ended September 30, 2013. For further discussion and maturities of our long-term debt, see Note 11 of the accompanying Notes to the Consolidated Financial Statements.
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
California Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our California health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. We recorded a liability under the terms of these contract provisions of approximately $0.8 million and $0.3 million at September 30, 2013, and December 31, 2012, respectively.
Florida Health Plan Medical Cost Floor (Minimum): A portion of premiums received by our Florida health plan may be returned to the state if certain minimum amounts are not spent on defined behavioral health care costs (in all counties except

Broward). A similar minimum expenditure is required for total health care costs in Broward county only. At both September 30, 2013, and December 31, 2012, we had not recorded any liability under the terms of these contract provisions.
New Mexico Health Plan Medical Cost Floors (Minimums) and Administrative Cost and Profit Ceilings (Maximums): Our contract with the state of New Mexico directs that a portion of premiums received may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profit, as defined in the contract, exceed certain amounts. At both September 30, 2013, and December 31, 2012, we had not recorded any liability under the terms of these contract provisions.
Ohio Health Plan Medical Cost Floors (Minimums): Sanctions may be levied by the state if certain minimum amounts are not spent on defined medical care costs. These sanctions include the requirements to file a corrective action plan as well as an enrollment freeze.
Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of approximately $2.2 million and $3.2 million pursuant to our profit-sharing agreement with the state of Texas at September 30, 2013, and December 31, 2012, respectively.
Washington Health Plan Medical Cost Floors (Minimums): A portion of certain premiums received by our Washington health plan may be returned to the state if certain minimum amounts are not spent on defined medical care costs. At September 30, 2013, we recorded a liability under the terms of these contract provisions of approximately $0.3 million. At December 31, 2012, we had not recorded any liability under the terms of this contract provision.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of approximately $18.4 million and $0.3 million as of September 30, 2013 and December 31, 2012, respectively for anticipated Medicare risk adjustment premiums.
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

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of September 30, 2013 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of September 30, 2013.

	Three Months Ended September 30, 2013
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Premium Revenue Recognized
	(In thousands)
New Mexico	$906	$818	$2	$820	$130,318
Ohio	3,080	976	(52)	924	280,964
Texas	15,744	15,744	—	15,744	320,657
Wisconsin	1,209	—	—	—	39,676
	$20,939	$17,538	$(50)	$17,488	$771,615

	Three Months Ended September 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Premium Revenue Recognized
	(In thousands)
New Mexico	$560	$532	$—	$532	$80,846
Ohio	2,824	1,412	—	1,412	282,489
Texas	17,685	10,453	—	10,453	344,522
Wisconsin	419	—	246	246	16,279
	$21,488	$12,397	$246	$12,643	$724,136

	Nine Months Ended September 30, 2013
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Premium Revenue Recognized
	(In thousands)
New Mexico	$2,079	$1,685	$159	$1,844	$298,767
Ohio	9,049	3,115	501	3,616	819,879
Texas	47,683	47,683	5,995	53,678	969,063
Wisconsin	3,239	—	1,104	1,104	104,540
	$62,050	$52,483	$7,759	$60,242	$2,192,249

	Nine Months Ended September 30, 2012
	Maximum Available Quality Incentive Premium - Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Premium Revenue Recognized
	(In thousands)
New Mexico	$1,676	$1,350	$658	$2,008	$240,568
Ohio	8,222	6,810	966	7,776	827,219
Texas	41,687	30,487	—	30,487	892,377
Wisconsin	1,284	—	492	492	52,209
	$52,869	$38,647	$2,116	$40,763	$2,012,373
Taxes Based on Premiums

Certain of our health plans are assessed a tax based on premium revenue collected. The premium revenues we receive from these states include the premium tax assessment. We have reported these taxes on a gross basis, included in premium tax receipts (within revenue), and premium tax expense (within expenses), in the consolidated statements of operations. Prior to the third quarter of 2013, premium tax receipts were included in premium revenue. The presentation change affected only premium revenue amounts previously reported, by reducing premium revenue for the amount now included in premium tax receipts. There is no effect on income from continuing operations, net income, or per-share amounts. This change was made to more clearly present the portion of premium revenue not available in the general operations of our health plans. All prior periods presented have been adjusted to conform to this presentation.
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
Costs associated with our Molina Medicaid Solutions contracts include software-related costs and other costs. With respect to software-related costs, we apply the guidance for internal-use software and capitalize external direct costs of materials and services consumed in developing or obtaining the software, and payroll and payroll-related costs associated with employees who are directly associated with and who devote time to the computer software project. With respect to all other direct costs, such costs are expensed as incurred, unless corresponding revenue is being deferred. If revenue is being deferred, direct costs relating to delivered service elements are deferred as well and are recognized on a straight-line basis over the period of revenue recognition, in a manner consistent with our recognition of revenue that has been deferred. Such direct costs can include:

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
Medical Claims and Benefits Payable — Health Plans Segment
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	September 30, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$393,318	$377,614	$414,725
Capitation payable	77,051	49,066	55,314
Pharmacy	45,451	38,992	42,681
Other (1)	116,886	28,858	23,743
	$632,706	$494,530	$536,463
____________

(1)
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of operations. As of September 30, 2013, we recorded provider payables of approximately $64.1 million for new intermediary arrangements that began in the third quarter of 2013.

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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are “Incurred But Not Paid,” or IBNP. Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $393.3 million of our total medical claims and benefits payable of $632.7 million at September 30, 2013. Excluding amounts that we anticipate paying on behalf of capitated providers in Ohio (which we will subsequently withhold from those providers' monthly capitation payments), our IBNP liability at September 30, 2013, was $384.6 million.
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
The following table reflects the change in our estimate of claims liability as of September 30, 2013 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding September 30, 2013, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$145,282
(4)%	96,854
(2)%	48,427
2%	(48,427)
4%	(96,854)
6%	(145,282)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of September 30, 2013 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Trended Per member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(134,294)
(4)%	(89,529)
(2)%	(44,765)
2%	44,765
4%	89,529
6%	134,294

The following per-share amounts are based on a combined federal and state statutory tax rate of 37%, and 46.8 million diluted shares outstanding for the nine months ended September 30, 2013. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at September 30, 2013, net income for the nine months ended September 30, 2013 would increase or decrease by approximately $15.3 million, or $0.33 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at September 30, 2013, net income for the nine months ended September 30, 2013 would increase or decrease by approximately $14.1 million, or $0.30 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $76.3 million, or $1.63 per diluted share, and $70.5 million, or $1.51 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $15.3 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
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
We recognized favorable prior period claims development in the amount of $54.0 million for the nine months ended September 30, 2013. This amount represents our estimate as of September 30, 2013 of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2012 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2012 was due primarily to the following factors:

•
At our Washington health plan prior to July 2012, certain high-cost newborns that were approved for supplemental security income (SSI) coverage by the state were retroactively dis-enrolled from our Healthy Options (TANF) coverage, and the health plan was reimbursed for the claims paid on behalf of these members. Starting July 1, 2012, these newborns, as well as other high-cost disabled members, are now covered by the health plan under the Healthy Options Blind and Disabled (HOBD) program. At the end of 2012, we had limited claims history with which to estimate the claims liability of the HOBD members, and as a result the liability for these high-cost members was overstated.

•	At our New Mexico health plan, we overestimated the impact of certain high-dollar outstanding claim payments as of December 31, 2012.

•	At our Ohio health plan, we overestimated the impact of several potential high-dollar claims relating to our aged, blind or disabled (ABD) members.
We recognized favorable prior period claims development in the amount of $32.6 million for the three months ended September 30, 2013. This amount represents our estimate as of September 30, 2013 of the extent to which our initial estimate of medical claims and benefits payable at June 30, 2013 was more than the amount that will ultimately be paid out in satisfaction of that liability. This amount of favorable development was considerably less than we typically experience, and was significant enough to have a materially unfavorable impact upon our third quarter financial performance. We believe the overestimation of our claims liability at June 30, 2013 was due primarily to the following factors:

•	At our Ohio health plan, we overestimated the impact of several potential high-dollar claims relating to critically ill members.

•	At our Michigan health plan, we underestimated the impact of future claims overpayment recoveries when establishing reserves at June 30, 2013.

•
The overestimation of our liability for medical claims and benefits payable was partially offset by an underestimation of that liability at our Texas health plan as a result of the costs associated with an unusually large number of older claims. This anomaly was caused primarily by the payment of claims that were delayed as a result of hospital provider disputes that have been resolved. The underestimation of the liability at our Texas health plan was responsible for the relatively small amount of prior period development noted above.

We recognized favorable prior period claims development in the amount of $37.7 million and $39.3 million for the nine months ended September 30, 2012, and the year ended December 31, 2012, respectively. This was primarily caused by the overestimation of our liability claims and medical benefits at December 31, 2011, as a result of the following factors:

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

In estimating our claims liability at September 30, 2013, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•
At our Texas health plan, we have noted an unusually large number of older claims dated older than 12 months. This has caused some distortion in the claims lag pattern that we use to estimate the incurred claims.

•
At our Michigan health plan, there were a large number of claim recoveries recorded in June 2013 due to overpayments that resulted from a system configuration issue. These recoveries impacted the completion factors used to estimate incurred claims. While we attempted to remove this distortion from the claims data to develop a more accurate reserve estimate, this type of correction in claims data adds a degree of uncertainty for the Michigan reserves as of September 30, 2013.

•
Our New Mexico health plan acquired approximately 80,000 new members in August 2013 from another health plan. This acquisition roughly doubled the size of the membership in a single month. For the September 30, 2013 reserve calculation, we have assumed that these new members will incur costs at about the same rate as the New Mexico members that were previously enrolled. With only two months of paid claims for these new members, it is too soon to know whether that assumption is correct or not.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2012 and for the nine months ended September 30, 2013, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the replenishment of reserves in the respective periods generally offset the benefit from the prior period.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period were (more) or less than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported. The following table shows the components of the change in medical claims and benefits payable from continuing and discontinued operations for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,		Year Ended December 31, 2012
	2013	2012	2013	2012
	(Dollars in thousands, except per-member amounts)
Balances at beginning of period	$494,530	$402,476	$465,487	$525,538	$402,476
Components of medical care costs related to:
Current period	4,021,461	3,860,825	1,415,670	1,361,539	5,136,055
Prior periods	(54,040)	(37,689)	(32,575)	(46,968)	(39,295)
Total medical care costs	3,967,421	3,823,136	1,383,095	1,314,571	5,096,760
Payments for medical care costs related to:
Current period	3,410,689	3,332,896	851,025	875,236	4,649,363
Prior periods	418,556	356,253	364,851	428,410	355,343
Total paid	3,829,245	3,689,149	1,215,876	1,303,646	5,004,706
Balances at end of period	$632,706	$536,463	$632,706	$536,463	$494,530
Benefit from prior period as a percentage of:
Balance at beginning of period	10.9%	9.0%	7.0%	8.9%	9.8%
Premium revenue, trailing twelve months	0.9%	0.7%	0.5%	0.8%	0.7%
Medical care costs, trailing twelve months	1.0%	0.8%	0.6%	1.0%	0.8%
Claims Data:
Days in claims payable, fee for service	41	45	41	45	40
Number of members at end of period	1,942,000	1,826,000	1,942,000	1,826,000	1,797,000
Number of claims in inventory at end of period	137,100	163,600	137,100	163,600	122,700
Billed charges of claims in inventory at end of period	$257,600	$304,600	$257,600	$304,600	$255,200
Claims in inventory per member at end of period	0.07	0.09	0.07	0.09	0.07
Billed charges of claims in inventory per member at end of period	$132.65	$166.81	$132.65	$166.81	$142.01
Number of claims received during the period	15,751,500	15,455,000	5,227,000	5,079,200	20,842,400
Billed charges of claims received during the period	$15,848,900	$14,339,700	$5,371,100	$4,951,000	$19,429,300

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
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, the following risk factor was identified by the Company during the third quarter of 2013, and is a supplement to, and should be read together with, the risk factors discussed in Part I, Item 1A - Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, and in Part II, Item 1A - Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The risk factors described herein, in our 2012 Annual Report on Form 10-K, and in our third quarter report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows, or results of operations.
If we are required to return any alleged overpayments to the Washington Healthcare Authority, our results of operations may be adversely affected.
The Washington Health Care Authority (HCA) has communicated to our Washington health plan that it believes it has erroneously overpaid the plan with regard to certain claims, including claims for psychotropic drugs, and claims for health plan members under the Washington Community Options Program Entry System (COPES). The alleged overpayments date back to the July 1, 2012 start date of the current contract. Because of the unilateral errors underlying the overpayments, HCA has indicated an intent to seek recoupment of the allegedly overpaid amounts. Our Washington health plan is seeking additional information from HCA regarding the factual and legal bases for any potential retroactive rate recoupment. In the event our Washington health plan is required to disgorge to HCA, in the fourth quarter of 2013, rate amounts that had been previously paid to it, our results of operations in the fourth quarter of 2013 may be adversely affected.

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
Securities Repurchase Program. Effective as of September 30, 2013, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This newly authorized repurchase program extends through December 31, 2014, and replaces in its entirety, the $75 million repurchase program adopted by the board of directors on February 13, 2013.
Purchases of common stock made by or on our behalf during the quarter ended September 30, 2013, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	815	$37.89	—	$50,000,000
August 1 - August 31	1,969	$37.45	—	$50,000,000
September 1 - September 30	25,171	$34.94	—	$50,000,000
Total	27,955	$35.76	—

(a)
During the three months ended September 30, 2013, we withheld 27,955 shares of common stock under our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan to settle our employees’ income tax obligations.

 Item 6.    Exhibits

Exhibit No.	Title

10.1	Settlement Agreement entered into on October 30, 2013, by and between the Department of Health Care Services and Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 30, 2013	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	October 30, 2013	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1	Settlement Agreement entered into on October 30, 2013, by and between the Department of Health Care Services and Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Taxonomy Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.