Form 10-K
period 2013-12-31
MOLINA HEALTHCARE INC
filed 2014-02-26
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of our most recently completed second fiscal quarter, was approximately $1,060.9 million (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 28, 2013).
As of February 20, 2014, approximately 45,977,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on April 30, 2014, are incorporated by reference into Part III of this Form 10-K.

Molina Healthcare, Inc.
Form 10-K
For the Year Ended December 31, 2013

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located under the headings "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. Each of the terms "Company," "Molina Healthcare," "we," "our," and "us," as used herein refers collectively to Molina Healthcare, Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I
Item 1: Business
OVERVIEW
Molina Healthcare provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program.
As of December 31, 2013, our health plans served approximately 1.9 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Dr. C. David Molina founded our company in 1980 as a provider organization serving the Medicaid population in Southern California. Today, we remain a provider-focused company led by his son, Dr. J. Mario Molina.
Significant Accomplishments in 2013
Our mission is to provide quality health services to financially vulnerable families and individuals covered by government programs. Our goal is to achieve this mission while improving our financial strength. Our significant operational, financial and strategic accomplishments supporting this goal during 2013 included:

•	Expanding existing markets by acquiring a Medicaid contract in New Mexico, adding approximately 80,000 new members to our Health Plans segment.

•
Entering new strategic markets by acquiring the rights to convert certain Medicaid enrollees covered by South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014. On that date, we added approximately 137,000 members to our Health Plans segment.

•
Funding future growth by entering into new debt (and related hedge transactions), and lease financing transactions which in aggregate generated net cash of approximately $482 million, after debt repayment and stock repurchases.

•
Building our infrastructure to support our 2014 growth initiatives associated with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act, or ACA).

Our Structure
We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment. We derive our revenues primarily from health insurance premiums and service revenues. Refer to Part II, Item 7 of this Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8 of this Form 10-K, Notes to Consolidated Financial Statements in Notes 2, "Significant Accounting Policies," and Note 21, "Segment Information," regarding revenue, profit and total asset information for each of our business segments, and revenue information by state health plan.
The Health Plans segment consists of health plans in 11 states, and includes our direct delivery business. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in California. Our Health Plans segment operates in a highly regulated environment, with stringent minimum capitalization requirements that limit the ability of our health plan subsidiaries to pay dividends to us.

Our Molina Medicaid Solutions segment provides design, development, implementation (DDI), and business process outsourcing (BPO) solutions to state governments for their Medicaid management information systems (MMIS). MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. Molina Medicaid Solutions currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia, the U.S. Virgin Islands, and a contract to provide pharmacy rebate administration services for the Florida Medicaid program. We added the Molina Medicaid Solutions segment to our business in 2010 to expand our product offerings to include support of state Medicaid agency administrative needs, reduce the variability in our earnings resulting from fluctuations in medical care costs, improve our operating profit margin percentages, and improve our cash flow by adding a business for which there are no restrictions on dividend payments.
Health Care Reform
The Affordable Care Act has changed, and will continue to make broad-based changes to, the U.S. health care system that could significantly affect the U.S. economy, and we expect will continue to significantly impact our business operations and financial results, including our medical care ratios. The ACA presents us with new business opportunities, but also with new financial and regulatory challenges.
Key components of the legislation will continue to be phased in over the next several years, with the most significant changes having occurred at the start of this year, including the implementation of the Medicaid expansion (in electing states), the Health Insurance Marketplaces, Medicare minimum medical loss ratios (MLRs), and new industry-wide fees, assessments, and taxes. We have dedicated material resources and have incurred material expenses in implementing and complying with the ACA, and we will continue to do so. As a result of the novelty and extremely broad scale of all of the programmatic changes effected by the ACA, many of the business and market impacts of the ACA will not be known for several years. Further, given the inherent difficulty of foreseeing how individuals will respond to the choices afforded to them by the ACA, we cannot predict the full effect the ACA will have on us.
Our Strategic Growth Initiatives
Our mission to provide quality health services to financially vulnerable families and individuals covered by government programs is the core philosophy that drives our strategic growth and growth-related initiatives to:
Expand Within Existing Markets

•
New Mexico Health Plan - In August 2013, our New Mexico health plan closed on its acquisition of the Lovelace Community Health Plan’s contract for the New Mexico Medicaid Salud! Program. As a result of this transaction, Lovelace’s Medicaid members became our Medicaid members and now receive their Medicaid managed services and benefits from our New Mexico health plan. We expect the final purchase price for the acquisition, to be determined by the second quarter of 2014, to amount to approximately $53 million. As of December 31, 2013, our membership increased by approximately 80,000 members as a result of this transaction.

•
Dual Eligibles - Nine million low-income elderly and disabled people in the United States are covered under both the Medicare and Medicaid programs. These beneficiaries, often called "dual eligibles" or simply "duals," are more likely than other Medicare beneficiaries to be frail, live with multiple chronic conditions, and have functional and cognitive impairments. Medicare is their primary source of health insurance coverage, as it is for millions of elderly and under-65 disabled beneficiaries. Medicaid supplements Medicare by paying for services not covered by Medicare, such as dental care and long-term care services and support, and by helping to cover Medicare’s premiums and cost-sharing requirements. Together, these two programs help to shield very low-income Medicare beneficiaries from potentially unaffordable out-of-pocket medical and long-term care costs.

Policymakers at the federal and state levels are increasingly developing initiatives, and the Centers for Medicare and Medicaid Services (CMS) has implemented several demonstrations, designed to improve the coordination of care for dual eligibles and reduce spending under Medicare and Medicaid. These demonstrations include issuing contracts to 15 states to design a program to integrate Medicare and Medicaid services for dual eligibles in the state. We refer to such demonstrations as our Medicare-Medicaid Plan (MMP) implementations. Our health plans in California, Illinois, Ohio, Michigan and South Carolina intend to commence their MMP implementations during 2014.

•
Medicaid Expansion - As of January 1, 2014, in the states that elect to participate, the ACA provides for the expansion of the Medicaid program to provide eligibility to nearly all low-income people under age 65 with incomes at or below 138 percent of the federal poverty line. As a result, millions of low-income adults without children who previously could not qualify for coverage, as well as many low-income parents and, in some instances, children covered through Children's Health Insurance Program (CHIP), are now eligible for Medicaid. Among the 11 states where we currently operate our health plans, the states of California, Illinois, Michigan, New Mexico, Ohio, and Washington have indicated that they intend to participate in the Medicaid expansion; and the states of Florida, South Carolina, Texas, Utah, and Wisconsin have indicated that they do not intend to participate in the expansion. In those states that participate in the expansion, our Medicaid membership is likely to grow appreciably. We believe there are significant opportunities to increase our revenues through Medicaid expansion.

•
Health Insurance Marketplaces - On October 1, 2013, Health Insurance Marketplaces became available for consumers to access and begin the enrollment process for coverage beginning January 1, 2014. Health Insurance Marketplaces allow individuals and small groups to purchase health insurance that is federally subsidized. We intend to participate in Health Insurance Marketplaces in all of the states in which we operate, except Illinois and South Carolina. We participate in the Health Insurance Marketplace primarily to continue to serve members whose income may fluctuate above the eligibility threshold for Medicaid, which is 138% of the federal poverty line. By retaining that member in the Health Insurance Marketplace, if the member's income subsequently declines, we will continuously serve that member in all instances.

•
Direct Delivery - Growth and aging of the U.S. population foreshadows an increasing shortage of physicians over the next 15 years. Health care reform is expected to worsen this shortage. We believe the shortage will be felt most acutely among already under-served populations, such as the financially vulnerable families and individuals we serve. While we have no plans to become an organization that fully integrates primary care delivery with our health plans, by leveraging our direct delivery capability on a selective basis we can improve access for our plan members in areas that are most under-served by primary care providers. For instance, in the fourth quarter of 2013, we entered into a 10-year agreement with College Health Enterprises (CHE) to perform certain medical and administrative management services for CHE's hospital in Long Beach, California. Under the agreement, we will assume financial benefit and risk for a number of acute care beds at the hospital. We believe that this arrangement will improve hospital access for our members in the Long Beach, California area, and will also enhance our overall direct delivery strategy. As with any new start-up activity, we may incur losses while we modify various business operations during the initial months of the management services agreement.

Enter New Strategic Markets
We plan to continue to enter new markets through both acquisitions and by building our own start-up operations. We intend to focus our expansion in markets with competitive provider communities, supportive regulatory environments, significant size, and, where practicable, mandated Medicaid managed care enrollment. For instance, in July 2013 we entered into an agreement with Community Health Solutions of America, Inc. (CHS) to acquire the rights to convert certain of CHS’ Medicaid members to be covered by South Carolina’s full-risk Medicaid managed care program. On January 1, 2014, approximately 137,000 members who were covered under this program became members of our South Carolina health plan under this acquisition. We expect the final purchase price for the acquisition, to be determined by the second quarter of 2014, to amount to approximately $63 million.
Deliver Administrative Value to Medicaid Agencies
As Medicaid expenditures increase, we believe that an increasing number of states’ and other Medicaid agencies will demand comprehensive solutions that improve both quality and cost-effectiveness. We intend to use our MMIS solution to provide state Medicaid agencies with a flexible and robust solution to their administrative needs. We believe that our MMIS platform, together with our extensive experience in health care management and health plan operations, enables us to offer state and other Medicaid agencies a comprehensive suite of Medicaid-related solutions that meets their needs for quality and for the cost-effective operation of their Medicaid programs. For example, Molina Medicaid Solutions of West Virginia secured a partnership with the U.S. Virgin Islands (USVI) in 2012, under which USVI’s Medicaid claims are processed using West Virginia’s certified MMIS. On August 1, 2013 the system went live, marking the first MMIS for a U.S. territory, and the first to be shared between two government agencies on a single business processing platform.
Leverage Operational Efficiencies
We intend to leverage the operational efficiencies created by our centralized administrative infrastructure and flexible information systems to earn higher margins on future revenues. We believe our administrative infrastructure has significant expansion capacity, allowing us to integrate new members from expansion within existing markets and enter new markets at lower incremental cost. For example, in preparation for the growth initiatives described above, we augmented our infrastructure. Such preparations have included increased hiring during 2013 to support expansion of product development and pricing, network customization, and marketing; technology enhancements relating to premium billing and collections; and upgraded care management tools and telecommunications.

OUR INDUSTRY
Medicaid
Medicaid was established in 1965 under the U.S. Social Security Act to provide health care and long-term care services and support to low-income Americans. Although jointly funded by federal and state governments, Medicaid is a state-operated and state-implemented program. Subject to federal laws and regulations, states have significant flexibility to structure their own programs in terms of eligibility, benefits, delivery of services, and provider payments. As a result, there are 56 separate Medicaid programs - one for each U.S. state, each U.S. territory, and the District of Columbia.
The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage (FMAP). A state’s FMAP is calculated annually and varies inversely with average personal income in the state. The average FMAP across all states is currently about 57%, and ranges from a federally established FMAP floor of 50% to as high as 74%.
The most common state-administered Medicaid program is the Temporary Assistance for Needy Families program (TANF), which covers primarily low-income mothers and children. Another common state-administered Medicaid program is for aged, blind or disabled (ABD) Medicaid beneficiaries, which covers low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries represent a growing portion of all Medicaid recipients, and typically use more services because of their critical health issues. Additionally, CHIP is a joint federal and state matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage. States have the option of administering CHIP through their Medicaid programs. As of December 31, 2013, approximately 76% of our members were TANF beneficiaries, 15% were ABD beneficiaries, 7% were CHIP beneficiaries, and 2% were Medicare beneficiaries.
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
Medicare
Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance, and prescription drug benefits. Medicare is funded by Congress, and administered by CMS. Medicare beneficiaries may enroll in a Medicare Advantage plan, under which managed care plans contract with CMS to provide benefits that are comparable to original Medicare. Such benefits are provided in exchange for a fixed per-member per-month (PMPM) premium payment that varies based on the county in which a member resides, the demographics of the member, and the member’s health condition.
Since 2006, Medicare beneficiaries have had the option of selecting a new prescription drug benefit from an existing Medicare Advantage plan. The drug benefit, available to beneficiaries for a monthly premium, is subject to certain cost sharing depending upon the specific benefit design of the selected plan.
Medicaid Management Information Systems
Because Medicaid is a state-administered program, every state must have mechanisms, policies, and procedures in place to perform a large number of crucial functions, including the determination of eligibility and the reimbursement of medical providers for services provided. This requirement exists regardless of whether a state has adopted a fee-for-service or a managed care delivery model. MMIS are used by states to support these administrative activities. The federal government typically reimburses the states for 90% of the costs incurred in the design, development, and implementation of an MMIS and for 75% of the costs incurred in operating an MMIS. Although a small number of states build and operate their own MMIS, a far more typical practice is for states to sub-contract the design, development, implementation, and operation of their MMIS to private parties. Through our Molina Medicaid Solutions segment, we actively participate in this market.

Competition
The Medicaid managed care industry is fragmented, and the competitive landscape is subject to ongoing changes as a result of Health care reform, business consolidations and new strategic alliances. We compete with a large number of national, regional, and local Medicaid service providers, principally on the basis of size, location, and quality of provider network, quality of service, and reputation. Competition can vary considerably from state to state. Below is a general description of our principal competitors for state contracts, members, and providers:

•	Multi-Product Managed Care Organizations - National and regional managed care organizations that have Medicaid members in addition to numerous commercial health plan and Medicare members.

•	Medicaid HMOs - National and regional managed care organizations that focus principally on providing health care services to Medicaid beneficiaries, many of which operate in only one city or state.

•	Prepaid Health Plans - Health plans that provide less comprehensive services on an at-risk basis or that provide benefit packages on a non-risk basis.

•
Primary Care Case Management Programs - Programs established by the states through contracts with primary care providers to provide primary care services to Medicaid beneficiaries, as well as to provide limited oversight of other services.

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
Molina Medicaid Solutions competes with large MMIS vendors, such as HP Enterprise Services (formerly known as EDS), ACS (owned by Xerox Corporation), Computer Services Corporation, and CNSI.

BUSINESS OPERATIONS
Our Strengths
From a strategic perspective, we believe our two business segments allow us to participate in an expanding sector of the economy and continue our mission to provide quality health services to financially vulnerable families and individuals covered by government programs. Our approach to our business is based on the following strengths:
Comprehensive Medicaid Services. We offer a complete suite of Medicaid services, ranging from quality care, disease management, cost management, and direct delivery of health care services, to state-level MMIS administration through our Molina Medicaid Solutions segment. We have the ability to draw upon our experience and expertise in each of these areas to enhance the quality of the services we offer in the others. We also believe that we may have opportunities to market to state Medicaid agencies various cost containment and quality practices used by our health plans, such as care management and care coordination, for incorporation into their own fee-for-service Medicaid programs.
Flexible Service Delivery Systems. Our health plan care delivery systems are diverse and readily adaptable to different markets and changing conditions. We arrange health care services with a variety of providers, including independent physicians and medical groups, hospitals, ancillary providers, and our own clinics. Our systems support multiple types of contract models. Our provider networks are well-suited, based on medical specialty, member proximity, and cultural sensitivity, to provide services to our members. We believe that our Molina Medicaid Solutions platform, which is based on commercial off-the-shelf technology, has the flexibility to meet a wide variety of state Medicaid administrative needs in a timely and cost-effective manner.
Proven Expansion and Acquisition Capability. We have successfully replicated the business model of our Health Plans segment through the acquisition of health plans, the start-up development of new operations, and the transition of members from other health plans. The initial acquisitions of our New Mexico, South Carolina and Wisconsin health plans have demonstrated our ability to expand into new states. The establishment of our health plans in Florida, Illinois, Ohio, Texas and Utah reflects our ability to replicate our business model on a start-up basis in new states, while significant contract acquisitions in California, Michigan, New Mexico and Washington have demonstrated our ability to expand our operations within states in which we were already operating.
Administrative Efficiency. Operationally, our two business segments share a common systems platform, which allows for economies of scale and common experience in meeting the needs of state Medicaid programs. We have centralized and standardized various functions and practices to increase administrative efficiency. The steps we have taken include centralizing claims processing and information services onto a single platform and standardization of medical management programs, pharmacy benefits management contracts, and health education programs. In addition, we have designed our administrative and operational infrastructure to be scalable for cost-effective expansion into new and existing markets.
Recognition for Quality of Care. The National Committee for Quality Assurance, or NCQA, has accredited eight of our 11 Medicaid managed care plans. We believe that these objective measures of the quality of the services that we provide will become increasingly important to state Medicaid agencies.
Experience and Expertise. Since the founding of our company in 1980 to serve the Medicaid population in Southern California through a small network of primary care clinics, we have increased our membership to 1.9 million members as of December 31, 2013, expanded our Health Plans segment to 11 states, and added our Molina Medicaid Solutions segment. Our experience over more than 30 years has allowed us to develop strong relationships with the constituents we serve, establish significant expertise as a government contractor, and develop sophisticated disease management, care coordination and health education programs that address the particular health care needs of our members. We also benefit from a thorough understanding of the cultural and linguistic needs of Medicaid populations.
Pricing
Medicaid. Under our Medicaid contracts, state government agencies pay our health plans fixed PMPM rates that vary by state, line of business and demographics; and we arrange, pay for and manage health care services provided to Medicaid beneficiaries. Therefore, our health plans are at risk for the medical costs associated with their members’ health care. The rates we receive are subject to change by each state and, in some instances, provide for adjustments for health risk factors. CMS requires these rates to be actuarially sound. Payments to us under each of our Medicaid contracts are subject to the annual appropriation process in the applicable state.
Medicare. Under Medicare Advantage, managed care plans contract with CMS to provide benefits in exchange for a fixed PMPM premium payment that varies based on the county in which a member resides, and is adjusted for demographic and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed PMPM premium payment. Our Medicare Advantage contracts also provide a risk-sharing arrangement with CMS to limit our exposure to unfavorable expenses or benefit from favorable expenses.

Amounts payable to us under the Medicare Advantage contracts are subject to annual revision by CMS, and we elect to participate in each Medicare service area or region on an annual basis. Medicare Advantage premiums paid to us are subject to federal government reviews and audits which can result, and have resulted, in retroactive and prospective premium adjustments. Compared with our Medicaid plans, Medicare Advantage contracts generate higher average PMPM revenues and health care costs.
Medical Management
Our experience in medical management extends back to our roots as a provider organization. Primary care physicians are the focal point of the delivery of health care to our members, providing routine and preventive care, coordinating referrals to specialists, and assessing the need for hospital care. This model has proved to be an effective method for coordinating medical care for our members. The underlying challenge we face is to coordinate health care so that our members receive timely and appropriate care from the right provider at the appropriate cost. In support of this goal, and to ensure medical management consistency among our various state health plans, we continuously refine and upgrade our medical management efforts at both the corporate and subsidiary levels.
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
Disease Management Programs. We develop specialized disease management programs that address the particular health care needs of our members. “motherhood matters!sm” is a comprehensive program designed to improve pregnancy outcomes and enhance member satisfaction. “breathe with ease!” is a multi-disciplinary disease management program that provides health education resources and case management services to assist physicians caring for asthmatic members between the ages of three and 15. “Healthy Living with Diabetes” is a diabetes disease management program. “Heart Healthy Living” is a cardiovascular disease management program for members who have suffered from congestive heart failure, angina, heart attack, or high blood pressure.
Educational Programs. Educational programs are an important aspect of our approach to health care delivery. These programs are designed to increase awareness of various diseases, conditions, and methods of prevention in a manner that supports our providers while meeting the unique needs of our members. For example, we provide our members with information to guide them through various episodes of care. This information, which is available in several languages, is designed to educate members on the use of primary care physicians, emergency rooms, and nurse call centers.
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
Provider Network and Contract Management. The quality, depth, and scope of our provider network are essential if we are to ensure quality, cost-effective care for our members. In partnering with quality, cost-effective providers, we utilize clinical and financial information derived by our medical informatics function, as well as the experience we have gained in serving Medicaid members, to gain insight into the needs of both our members and our providers. As we grow in size, we seek to strengthen our ties with high-quality, cost-effective providers by offering them greater patient volume.
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

Physicians. We contract with both primary care physicians and specialists, many of whom are organized into medical groups or independent practice associations (IPAs). Primary care physicians provide office-based primary care services. Primary care physicians may be paid under capitation or fee-for-service contracts and may receive additional compensation by providing certain preventive services. Our specialists care for patients for a specific episode or condition, usually upon referral from a primary care physician, and are usually compensated on a fee-for-service basis. When we contract with groups of physicians on a capitated basis, we monitor their solvency.
Hospitals. We generally contract with hospitals that have significant experience dealing with the medical needs of the Medicaid population. We reimburse hospitals under a variety of payment methods, including fee-for-service, per diems, diagnostic-related groups (DRGs) capitation, and case rates.
Direct Delivery. The clinics we operate are located in neighborhoods where our members live, and provide us a first-hand opportunity to understand the special needs of our members. The clinics we operate, and the clinics and hospital services we manage, assist us in developing and implementing community education, disease management, and other programs. Direct clinic management experience also enables us to better understand the needs of our contracted providers.
Reinsurance
Our health plans currently have reinsurance agreements with an unaffiliated insurer to cover certain claims. We enter into these contracts to reduce the risk of catastrophic losses which in turn reduce our capital and surplus requirements. We frequently evaluate reinsurance opportunities and review our reinsurance and risk management strategies on a regular basis.
Management Information Systems
All of our health plan information technology systems operate on a single platform. This approach avoids the costs associated with maintaining multiple systems, improves productivity, and enables medical directors to compare costs, identify trends, and exchange best practices among our plans. Our single platform also facilitates our compliance with current and future regulatory requirements.
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
We have designed our corporate website with a focus on ease of use and visual appeal. Our website has a secure ePortal which allows providers, members, and trading partners to access individualized data. The ePortal allows the following self-services:

•
Provider Self Services - Providers have the ability to access information regarding their members and claims. Key functionalities include "Check Member Eligibility," "View Claim," and "View/Submit Authorizations."

•
Member Self Services - Members can access information regarding their personal data, and can perform the following key functionalities: "View Benefits," "Request New ID Card," "Print Temporary ID Card," and "Request Change of Address/PCP."

•
File Exchange Services - Various trading partners, such as service partners, providers, vendors, management companies, and individual IPAs, are able to exchange data files (such as those that may be required by federal health care privacy regulations, or any other proprietary format) with us using the file exchange functionality.

Best Practices. We continuously seek to promote best practices. Our approach to quality is broad, encompassing traditional medical management and the improvement of our internal operations. We have staff assigned full-time to the development and implementation of a uniform, efficient, and quality-based medical care delivery model for our health plans. These employees coordinate and implement company-wide programs and strategic initiatives such as preparation of the Healthcare Effectiveness Data and Information Set (HEDIS), and accreditation by the NCQA. We use measures established by the NCQA in credentialing the physicians in our network. We routinely use peer review to assess the quality of care rendered by providers.
Claims Processing. All of our health plans operate on a single managed care platform for claims processing (the QNXT system).
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

Compliance. Our health plans have established high standards of ethical conduct. Our compliance programs are modeled after the compliance guidance statements published by the Office of the Inspector General of the U.S. Department of Health and Human Services (HHS). Our uniform approach to compliance makes it easier for our health plans to share information and practices and reduces the potential for compliance errors and any associated liability.
Disaster Recovery. We have established a disaster recovery and business resumption plan, with back-up operating sites, to be deployed in the case of a major disruptive event.

CONTRACTING AND REGULATORY COMPLIANCE
Government Contracts
Medicaid. In all the states in which we operate health plans, we enter into a contract with the state’s Medicaid agency to offer managed care benefits to Medicaid-eligible individuals. Some states award contracts to any applicant demonstrating that it meets the state’s requirements, while other states engage in a competitive bidding process. In all cases, we must demonstrate to the satisfaction of the state Medicaid program that we are able to meet the state’s operational and financial requirements. These requirements are in addition to those required for a license and are targeted to the specific needs of the Medicaid population; for example:

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
To operate a health plan in a given state, we must apply for and obtain a certificate of authority or license from that state. We are regulated by the state agency with responsibility for the oversight of HMOs which, in most cases, is the state department of insurance. In California, however, the agency with responsibility for the oversight of HMOs is the Department of Managed Health Care. Licensing requirements are the same for us as they are for health plans serving commercial or Medicare members. For example, we must demonstrate that:

•	Our provider network is adequate;

•	Our quality and utilization management processes comply with state requirements;

•	We have adequate procedures in place for responding to member and provider complaints and grievances;

•	We can meet requirements for the timely processing of provider claims:

•	We can collect and analyze the information needed to manage our quality improvement activities;

•	We have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs;

•	We have the systems required to process enrollment information, to report on care and services provided, and to process claims for payment in a timely fashion; and

•	We have the financial resources needed to protect the state, our providers, and our members against the insolvency of one of our health plans.
Our state contracts determine the type and scope of health care services that we arrange for our members. Generally, our contracts require us to arrange for preventive care, office visits, inpatient and outpatient hospital and medical services, and pharmacy benefits. The contracts also detail the requirements for operating in the Medicaid sector, including provisions relating to: eligibility; enrollment and dis-enrollment processes; covered benefits; eligible providers; subcontractors; record-keeping and record retention; periodic financial and informational reporting; quality assurance; marketing; financial standards; timeliness of claims payments; health education, wellness and prevention programs; safeguarding of member information; fraud and abuse detection and reporting; grievance procedures; and organization and administrative systems. A health plan’s compliance with these requirements is subject to monitoring by state regulators. A health plan is subject to periodic comprehensive quality assurance evaluation by a third-party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan.
The contractual relationship with the state is generally for a period of three to four years and is renewable on an annual or biennial basis at the discretion of the state. In general, either the state Medicaid agency or the health plan may terminate the state contract with or without cause upon 30 days to nine months’ prior written notice.

Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in obtaining the renewal of their contracts in each state prior to the actual expiration of their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals (RFP), subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, in early 2012 our Missouri health plan was notified that it was not awarded a new contract under that state’s RFP, and therefore its contract expired on June 30, 2012.
Medicare. Under annually renewable contracts with CMS, our state health plans offer Medicare Advantage special needs plans which include a mandatory Part D prescription drug benefit. Molina Medicare Options Plus, our trade name for these plans, serves beneficiaries who are dually eligible for both Medicare and Medicaid, such as low-income seniors and people with disabilities. We believe offering these Medicare plans is consistent with our historical mission of serving low-income and medically under-served families and individuals. We employ sales personnel, and engage independent brokers, agents and consults to enroll new Molina Medicare Options Plus members. None of our health plans operates a Medicare Advantage private fee-for-service plan.
Total enrollment in our Medicare Advantage plans as of December 31, 2013 was approximately 39,000 members. For the year ended December 31, 2013, Medicare premium revenues in the aggregate represented approximately 9% of our total premium revenues.
Federal regulations place prohibitions and limitations on certain sales and marketing activities of Medicare Advantage plans. Among other things, Medicare Advantage plans are not permitted to make unsolicited outbound calls to potential members or engage in other forms of unsolicited contact, establish appointments without documented consent from potential members, or conduct sales events in certain provider-based settings. Additionally, there are certain restrictions on agent and broker compensation.
Molina Medicaid Solutions. We continually monitor the status of various states’ legacy MMIS capabilities and contracts to determine whether Molina Medicaid Solutions’ value proposition and core strengths will address a state’s MMIS goals. Once an RFP with a Medicaid agency is won, our Molina Medicaid Solutions contracts may extend over a number of years, particularly in circumstances where we deliver extensive and complex DDI services, such as the initial design, development and implementation of a complete MMIS. For example, the initial terms of our most recently implemented Molina Medicaid Solutions contracts (in Idaho and Maine) were each seven years in total, consisting of two years allocated for the delivery of DDI services, followed by five years for the performance of BPO services. The terms of our other Molina Medicaid Solutions contracts - which primarily involve the delivery of BPO services with only minimal DDI activity (consisting of system enhancements) - are shorter in duration than our Idaho and Maine contracts.
The federal government typically reimburses the states for 90% of the costs incurred in the design, development, and implementation of an MMIS and for 75% of the costs incurred in operating a certified MMIS. Federal certification increases the share of the claims processing costs the federal government will pay for monthly operations. With an uncertified system, the federal government contributes approximately 50% of claims processing costs, with the state paying the other half. With a certified system, the federal government pays 75% of costs, reducing the state’s share.
Regulatory Compliance
Our health plans are highly regulated by both state and federal government agencies. Regulation of managed care products and health care services varies from jurisdiction to jurisdiction, and changes in applicable laws and rules occur frequently. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Such agencies have become increasingly active in recent years in their review and scrutiny of health insurers and managed care organizations, including those operating in the Medicaid and Medicare programs.
Health Care Federal Excise Tax. One notable provision of the ACA is an excise tax or annual fee that applies to most health plans, including commercial health plans and Medicaid managed care plans like Molina Healthcare. While characterized as a “fee” in the text of the ACA, the intent of Congress was to impose a broad-based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums.
However, because Medicaid is a government funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. In Medicaid, capitation rates paid to managed care plans are required to be developed using principles of actuarial soundness. Actuarial soundness requires that the full costs of doing business, including the costs of both federal and state taxes, be considered and factored into the applicable payment to the health plan. Thus, for Medicaid managed care plans like Molina Healthcare, the excise tax should be included in the plans’ capitated rates. However, because of the novelty of this new tax, states have been slow to factor the tax into the premiums paid to us. Moreover, because the tax will be based on a health plan’s market share as applied to a total excise tax base of $8 billion in 2014 (and rising substantially thereafter), there is uncertainty regarding the precise amount of the tax that will be assessed on us.

For further discussion of the risks and uncertainties relating to this excise tax, refer to Part II, Item 7 of this Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the subheading "Liquidity and Capital Resources -- Financial Condition."
States’ Risk-Based Capital Requirements. Our health plans are required to file quarterly and annual reports of their operating results with the appropriate state regulatory agencies. These reports are accessible for public viewing. Each health plan undergoes periodic examinations and reviews by the state in which it operates. The health plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds. Each health plan must maintain its net worth at an amount determined by statute or regulation. The minimum statutory net worth requirements differ by state, and are generally based on statutory minimum risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners (NAIC) and are administered by the states. All of our state health plans are subject to RBC requirements, except California and Florida. Any acquisition of another plan’s members or its state contracts must also be approved by the state, and our ability to invest in certain financial securities may be prescribed by statute. For further information regarding RBC requirements, refer to Part II, Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 20, "Commitments and Contingencies."
In addition, we are also regulated by each state’s department of health services or the equivalent agency charged with oversight of Medicaid and CHIP. These agencies typically require demonstration of the same capabilities mentioned above and perform periodic audits of performance, usually annually.
HIPAA. In 1996, Congress enacted the Health Insurance Portability and Accountability Act (HIPAA). All health plans are subject to HIPAA, including ours. HIPAA generally requires health plans to:

•	Establish the capability to receive and transmit electronically certain administrative health care transactions, like claims payments, in a standardized format;

•	Afford privacy to patient health information; and

•	Protect the privacy of patient health information through physical and electronic security measures.
Health care reform created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicaid, CHIP, and Medicare. Those enhancements included mandatory licensure for all providers, and site visits, fingerprinting, and criminal background checks for higher risk providers.
The Health Information Technology for Economic and Clinical Health Act (HITECH Act), a part of the American Recovery and Reinvestment Act of 2009, or ARRA, modified certain provisions of HIPAA by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions, and increasing penalties for violations. HHS, as required by the HITECH Act, has issued interim final rules that set forth the breach notification obligations applicable to covered entities and their business associates, or the HHS Breach Notification Rule. The various requirements of the HITECH Act and the HHS Breach Notification Rule have different compliance dates, some of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, we believe that we are in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, we are reviewing our current practices and identifying those which may be impacted by upcoming regulations. It is our intention to implement these new requirements on or before the applicable compliance dates.
Fraud and Abuse Laws. Our operations are subject to various state and federal health care laws commonly referred to as “fraud and abuse” laws. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. These fraud and abuse laws include the federal False Claims Act which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. If an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties up to fifty thousand dollars for each separate false claim. Suits filed under the Federal False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicaid, Medicare or other state or Federal health care programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Act of 2005 (DRA), encourages states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

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

OTHER INFORMATION
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
Employees
As of December 31, 2013, we had approximately 8,200 employees. Our employee base is multicultural and reflects the diverse Medicaid and Medicare membership we serve. We believe we have good relations with our employees. None of our employees is represented by a union.
Available Information
Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666.
You can access our website at www.molinahealthcare.com to learn more about our Company. From that site, you can download and print copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, along with amendments to those reports. You can also download our Corporate Governance Guidelines, Board of Directors committee charters, and Code of Business Conduct and Ethics from our website. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the SEC. We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: Molina Healthcare, Inc., 200 Oceangate, Suite 100, Long Beach, California 90802, Attn: Investor Relations. Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.
Executive Officers of the Registrant
The following sets forth certain information regarding our executive officers, including the business experience of each executive officer during the past five years:

Name	Age	Position
J. Mario Molina	55	President and Chief Executive Officer
John C. Molina, J.D.	49	Chief Financial Officer
Terry P. Bayer	63	Chief Operating Officer
Joseph W. White	55	Chief Accounting Officer
Jeff D. Barlow	51	Chief Legal Officer and Corporate Secretary

Dr. Molina has served as President and Chief Executive Officer since succeeding his father and company founder, Dr. C. David Molina, in 1996. He has also served as Chairman of the Board of Directors since 1996. Dr. Molina is the brother of John C. Molina.
Mr. Molina has served as Chief Financial Officer since 1995. He also has served as a member of the Board of Directors since 1994. Mr. Molina is the brother of Dr. J. Mario Molina.
Ms. Bayer has served as Chief Operating Officer since 2005.
Mr. White has served as Chief Accounting Officer since 2007.
Mr. Barlow has served as Chief Legal Officer and Corporate Secretary since 2010. From 2004 to 2010, Mr. Barlow served as Vice President, Assistant Secretary, and Assistant General Counsel of Molina Healthcare.

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
Risks Related to Our Health Plans Segment
Numerous risks associated with the Affordable Care Act and its implementation could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
In March 2010, President Obama signed both the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the Affordable Care Act, or ACA). The ACA enacts comprehensive changes to the United States health care system, elements of which will be phased in at various stages over the next several years. However, the most significant changes effected by the ACA were implemented as of January 1, 2014. There are a multitude of risks associated with the scope of change in the health care system represented by the ACA, including, but not limited to, the following:

•
Risks associated with the health care federal excise tax. One notable provision of the ACA is an excise tax or annual fee that applies to most health plans, including commercial health plans and Medicaid managed care plans like Molina Healthcare. While characterized as a “fee” in the text of the ACA, the intent of Congress was to impose a broad-based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. In Medicaid, capitation rates paid to managed care plans are required to be developed using principles of actuarial soundness. Actuarial soundness requires that the full costs of doing business, including the costs of both federal and state taxes, be considered and factored into the applicable payment to the health plan. Thus, for Medicaid managed care plans like Molina Healthcare, the excise tax should be included in the plans’ capitated rates. However, because of the novelty of this new tax, states have been slow to factor the tax into the premiums paid to us. Moreover, because the tax will be based on a health plan’s market share as applied to a total excise tax base of $8 billion in 2014 (and rising substantially thereafter), there is uncertainty regarding the precise amount of the tax that will be assessed on us. While we and others in the health plan industry are working with Congress to delay and/or repeal the tax on Medicaid plans, we are also working with our state partners to obtain reimbursement for the full economic impact of the excise tax.  However, state budget constraints, inaccurate actuarial calculations, political opposition to the ACA, inadequate federal oversight of actuarial soundness, and market competition, could result in a failure to receive reimbursement for the full economic impact of the tax. Currently, we project that the excise tax assessed on us in August 2014 will be approximately $85 million. Because this amount is not deductible for income tax purposes, our net income will be reduced by the full amount of the assessment. For example, based on our total net income for fiscal years 2013 and 2012 of approximately $53 million and $10 million, respectively, the excise tax could exceed the entire amount of our earnings. Our efforts at obtaining relief from the tax are complicated by the fact that any amounts paid to us by the states in reimbursement of the excise tax must include a gross up for the absence of tax deductibility of the excise tax and applicable state premium taxes; and the amount paid for the gross up will itself be subject to the excise tax, its related non-deductibility and applicable state premium taxes. In other words, when states reimburse us for the amount of the excise tax, that reimbursement will itself be subject to income tax, the excise tax, and applicable state premium taxes. If our estimate of an $85 million excise tax liability in 2014 is correct, and if our estimate of the amount allocable to Medicaid of $79 million is correct, states will need to pay us an incremental amount of approximately $128 million in revenue during 2014 to account for the excise tax and the absence of its tax deductibility. On a percentage basis, we anticipate that states will need to increase our Medicaid premium rates by approximately 1.4% to reimburse us for the excise tax we will owe (based upon our estimated pro rata share of total industry revenue in 2013). In addition, we estimate that states will need to increase our Medicaid premium rates by a further 0.9% to make us whole for the lack of tax deductibility of the excise tax, representing an estimated overall premium rate increase of approximately 2.3%. As of February 26, 2014, we have contractual commitments from the states of Washington and Wisconsin to reimburse us by way of a lump sum payment for the full economic impact of the excise tax in their respective states. While all of our remaining states have acknowledged the actuarial requirement that they reimburse us for the federal excise tax, and its related income tax effects, no state other than Washington and Wisconsin has contractually committed to do so. Furthermore, states which have acknowledged the requirement to include the impact of the tax in our premium payments may argue that current premium rates will remain actuarially sound even if no adjustment is made to those rates. The tax is required to be paid in full by September 30, 2014. We are continuing to work with our states to address the issue of fully grossed up reimbursement. If we are unable to obtain either premium increases or direct reimbursements to offset the impact of the tax on a fully grossed up basis, our business, financial condition, cash flows or results of operations could be materially adversely affected.

•
Risks associated with the duals expansion. Nine million low-income elderly and disabled people are covered under both the Medicare and Medicaid programs. These beneficiaries, often called “dual eligibles,” are more likely than other Medicare beneficiaries to be frail, live with multiple chronic conditions, and have functional and cognitive impairments. Medicare is their primary source of health insurance coverage, as it is for the nearly 50 million elderly and under-65 disabled beneficiaries in 2012. Medicaid supplements Medicare by paying for services not covered by Medicare, such as dental care and long-term care services and support, and by helping to cover Medicare’s premiums and cost-sharing requirements. Together, these two programs help to shield very low-income Medicare beneficiaries from potentially unaffordable out-of-pocket medical and long-term care costs. Policymakers at the federal and state level are increasingly developing initiatives for dual eligibles, both to improve the coordination of their care, and to reduce spending. The Centers for Medicare and Medicaid Services (CMS) has implemented several demonstration projects designed to improve the coordination of care for dual eligibles and to reduce Medicare and Medicaid spending. These demonstrations include issuing contracts to 15 states to design a program to integrate Medicare and Medicaid services for dual eligibles in the relevant state. Our health plans in California, Illinois, Ohio, Michigan, South Carolina and Texas intend to take part in the duals demonstrations in those states. Our California health plan intends to serve duals in Riverside, San Bernardino, and San Diego counties beginning in April 2014, and in Los Angeles County no sooner than July 2014. Our Illinois health plan will begin serving duals in March 2014. Our Ohio health plan will serve duals in three regions in Ohio, beginning with the Southwest region in June 2014, and the Central and Central West regions in July 2014. Our Michigan health plan will serve duals in Wayne and Macomb counties beginning in October 2014. Our South Carolina health plan will serve duals starting in July 2014. Finally, our Texas health plan is expected to begin serving duals in January 2015.

There are numerous risks associated with the initial implementation of a new program, with a health plan’s expansion into a new service area, and with the provision of medical services to a new population which has not previously been in managed care. One such risk is the development of actuarially sound rates. Because there is limited historical information on which to develop rates, certain assumptions are required to be made which may subsequently prove to have been inaccurate. Rates of utilization could be significantly higher than had been projected, or the assumptions of policymakers about the amount of savings that could be achieved through the use of utilization management in managed care could be flawed. Moreover, because of our lack of actuarial experience for that program, region, or population, our reserve levels may be set at an inadequate level. For instance, these problems arose at our Texas health plan in the second quarter of 2012, leading to extremely elevated medical care costs and substantial losses at the health plan. All of these risks are presented in the implementation of the duals demonstration programs. In the event these risks materialize at one or more of our health plans, the negative results of the health plan or plans could adversely affect our business, financial condition, cash flows, or results of operations.

•
Risks associated with the Medicaid expansion. Among other things, as of January 1, 2014, in the states that elect to participate, the ACA provides for the expansion of the Medicaid program to provide eligibility to nearly all low-income people under age 65 with incomes at or below 138 percent of the federal poverty line. As a result, millions of low-income adults without children who previously could not qualify for coverage, as well as many low-income parents and, in some instances, children covered through CHIP, are now eligible for Medicaid. As of December 31, 2013, among the states where we currently operate our health plans, the states of California, Illinois, Michigan, New Mexico, Ohio, and Washington have indicated that they intend to participate in the Medicaid expansion; and the states of Florida, South Carolina, Texas, Utah, and Wisconsin have indicated that they do not intend to participate in the expansion. In those states that participate in the expansion, our Medicaid membership is likely to grow appreciably. The new enrollees in our health plans will represent a population that is different from the population of Medicaid enrollees we have historically managed. In addition, such enrollees may be unfamiliar with managed care, and may have substantial pent-up demand for medical services that could result in greater than anticipated rates of utilization. All of the risk factors described above with regard to the duals demonstration programs apply equally to Medicaid expansion.

•
Risks associated with health insurance marketplaces. Under the ACA, online health insurance marketplaces are organized on a state-by-state basis, although in many instances a state insurance marketplace is operated by the federal government. In the insurance marketplace, individuals and groups can purchase health insurance that is federally subsidized up to 400% of the applicable federal poverty level. We will be participating as a qualified health plan, or QHP, in the insurance marketplaces in nine of the 11 states in which we currently operate our health plans (with Illinois and South Carolina being the sole exceptions). Our principal focus in participating in the marketplace is to capture the “churn” in membership that may result from a Medicaid member’s income rising above the 138% level of the federal poverty line. By retaining that member in our marketplace plan or QHP, if the member’s income subsequently declines, we will continuously serve that same member in all instances and not “lose” the member to another health plan. All of the risk factors described above with regard to the duals demonstration programs apply equally to our participation in the insurance marketplaces.

•
Risk associated with implementing regulations. There are many parts of the ACA that require further guidance in the form of regulations. Due to the breadth and complexity of the ACA, the lack of implementing regulations and interpretive guidance, and the phased nature of the ACA’s implementation, the overall impact of the ACA on our business and on the health industry in general over the coming years is difficult to predict and not yet fully known, and implementing regulations could contain provisions that have a material adverse effect on our business, financial condition, cash flows, or results of operations.

The exorbitant cost of the recently FDA-approved drug, Sovaldi, could have a material adverse effect on the level of our medical costs and our results of operations.
On December 6, 2013, the Food and Drug Administration, or FDA, approved for the treatment of hepatitis C the Gilead drug, Sovaldi (generic name, sofosbuvir). Because Sovaldi was approved for use after 2014 rates had already been calculated, the cost of claims for the treatment of hepatitis C using Sovaldi were not factored into the calculation of actuarially sound rates. Since Gilead has priced a standard twelve-week course of treatment with Sovaldi at approximately $84,000, the omission of that cost in our 2014 rates is a significant issue.
This issue is made worse by the relatively high incidence of hepatitis C, particularly in the Medicaid population. According to the CDC, hepatitis C is the most common chronic blood borne infection in the United States, with an estimated 3.2 million persons chronically infected. However, the actual incidence of hepatitis C may be significantly higher because of inadequate screening for the disease. In June 2013, the U.S. Public Health Services Task Force (USPSTF) released a new recommendation for hepatitis C screening. As a result, a number of individuals who were not previously aware that they had hepatitis C will likely learn of their infection, and seek treatment. Moreover, many of the newly insured under the Affordable Care Act Medicaid expansion have not received any health care treatment in the past because they lacked health insurance or were unable to pay for treatment. Finally, anecdotal data suggests that a number of medical providers have delayed initiating any alternative treatment regimen for their hepatitis C patients because they knew Sovaldi would soon become available. Thus, for all of these reasons, there is likely a significant pent-up demand for hepatitis C treatment using Sovaldi, and the number of Medicaid beneficiaries seeking such treatment could be substantial.
Molina is actively seeking guidance from state Medicaid agencies clarifying that it will not be expected to pay for the costs associated with Sovaldi coverage, or, in the event it is required to do so, that Molina will receive appropriate and actuarially sound reimbursement. In the event Molina is required to bear such costs without an appropriate rate adjustment or other reimbursement mechanism, our business, financial condition, cash flows, or results of operations could be adversely affected.

Our profitability depends on our ability to accurately predict and effectively manage our medical care costs.
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care cost ratio, meaning our medical care costs as a percentage of our premium revenue net of premium tax, has fluctuated substantially, and has also varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care cost ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio, continuing operations, for the year ended December 31, 2013 of 87.1% had been one percentage point higher, or 88.1%, our net income from continuing operations for the year ended December 31, 2013 would have been approximately $0.12 per diluted share rather than our actual income from continuing operations of $0.96 per diluted share, a decrease of approximately 87%.
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
In addition, potential reductions in Medicare and Medicaid spending have been included in discussions in Congress regarding deficit reduction measures. The Budget Control Act of 2011 provides that Medicare payments may be reduced by no more than 2%. We are unable to determine how any future Congressional spending cuts will affect Medicare and Medicaid reimbursement. There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care that, if adopted, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
A failure to accurately estimate incurred but not reported medical care costs may negatively impact our results of operations.
Because of the time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such “incurred but not paid” (IBNP) medical care costs are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations, such as with respect to duals, Medicaid expansion members, or aged, blind or disabled Medicaid members, is impacted by the more limited experience we have had with those populations. With regard to the new previously uninsured Medicaid members we began to enroll commencing January 1, 2014 due to the Medicaid expansion under the ACA, certain new members may be disproportionately costly due to high utilization in their first several months of Medicaid membership as a result of their previously having been uninsured and therefore not seeking, or deferring, medical treatment.

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
An increased incidence of flu in one or more of the states in which we operate a health plan could significantly increase utilization rates and medical costs.
Our results during 2009 were significantly impacted by the widespread incidence of the H1N1 flu in the states in which we operated our health plans. We seek to set our IBNP reserves appropriately to account for seasonal spikes in the incidence of the flu. However, if the actual utilization rates of our members are higher than we had anticipated, our results in the relevant periods could be materially and adversely affected.
If the responsive bids of our health plans for new or renewed Medicaid contracts are not successful, or if our government contracts are terminated or are not renewed, our premium revenues could be materially reduced and our operating results could be negatively impacted.
Our government contracts may be subject to periodic competitive bidding. In such process, our health plans may face competition as other plans, many with greater financial resources and greater name recognition, attempt to enter our markets through the competitive bidding process. In the event the responsive bid of one or more of our health plans is not successful, we will lose our Medicaid contract in the applicable state or states, and our premium revenues could be materially reduced as a result. Alternatively, even if our responsive bids are successful, the bids may be based upon assumptions regarding enrollment, utilization, medical costs, or other factors which could result in the Medicaid contract being less profitable than we had expected.
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
Our government contracts generally run for periods of one to four years, and may be successively extended by amendment for additional periods if the relevant state agency so elects. Our current contracts expire on various dates over the next several years. Although our health plans have generally been successful in obtaining the renewal and/or extension of their state contracts, there can be no guarantee that any of our state government contracts will be renewed or extended, as shown by the loss of our Missouri contract in 2012 in connection with an unsuccessful RFP bid. If we are unable to renew, successfully re-bid, or compete for any of our government contracts, or if any of our contracts are terminated or renewed on less favorable terms, our business, financial condition, cash flows, or results of operations could be adversely affected.
States may not adequately compensate us for the value of drug rebates that were previously earned by us but that are now collectible by the states.
ACA includes certain provisions that change the way drug rebates are handled for drug claims filled by Medicaid managed care plans. Retroactive to March 23, 2010, state Medicaid programs are now required to collect federal rebates on all Medicaid-covered outpatient drugs dispensed or administered to Medicaid managed care enrollees (excluding certain drugs that are already discounted), and pharmaceutical manufacturers are required to pay specified rebates directly to the state Medicaid programs for those claims. This has impacted the level of rebates received by managed care plans from the manufacturers for Medicaid managed care enrollees. Many manufacturers have renegotiated or discontinued their rebate contracts with Medicaid managed care plans and pharmacy benefits managers to offset these new rebates paid directly to state Medicaid programs. As a result, the drug rebate amounts paid to managed care plans like ours continue to remain at levels that are much lower than prior to ACA implementation. There are provisions in the ACA that require rates paid to Medicaid managed care plans to be actuarially sound in regard to drug rebates. Although we will be pursuing rate increases with state agencies to make us whole for the rebate amounts lost, there can be no assurances that the premium increases we may receive, if any, will be adequate to offset the amount of the lost rebates. If such premium increases prove to be inadequate, our business, financial condition, cash flows, or results of operations could be adversely affected.

We derive our premium revenues from a relatively small number of state health plans.
We currently derive our premium revenues from 11 state health plans. If we are unable to continue to operate in any of those 11 states, or if our current operations in any portion of the states we are in are significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly, depending on an abrupt loss of membership, significant rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic, an unexpected increase in utilization, general economic conditions, and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, cash flows, or results of operations.
There are performance risks and other risks associated with certain provisions in the state Medicaid contracts of several of our health plans.
The state contracts of our New Mexico, Ohio, Texas, and Wisconsin health plans contain provisions pertaining to at-risk premiums that require us to meet certain quality performance measures to earn all of our contract revenues in those states. In the event we are unsuccessful in achieving the stated performance measure, the health plan will be unable to recognize the revenue associated with that measure. Any failure of our health plans to satisfy one of these performance measure provisions could have a material adverse effect on our business, financial condition, cash flows or results of operations. In addition, the state contracts of our California, Florida, New Mexico, Texas, and Washington health plans, and our contract with CMS, contain provisions pertaining to medical cost floors, administrative cost and profit ceilings, and profit-sharing arrangements. These provisions are subject to interpretation and application by our health plans. In the event the applicable state government agency disagrees with our health plan’s interpretation or application of the sometimes complicated contract provisions at issue, the health plan could be required to adjust the amount of its obligations under these provisions and/or make a payment or payments to the state. Any interpretation or application of these provisions at variance with our health plan’s interpretation or inconsistent with our revenue recognition accounting treatment could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Even if we are successful in establishing a profitable health plan in a new state, increasing membership, revenues, and medical costs will trigger increased mandated net worth requirements which could substantially exceed the net income generated by the health plan. Rapid growth in an existing state will also result in increased net worth requirements. In such circumstances, we may not be able to fund on a timely basis or at all the increased net worth requirements with our available cash resources. The expenses associated with starting up a health plan in a new state or expanding a health plan in an existing state could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Receipt of inadequate or significantly delayed premiums could negatively affect our business, financial condition, cash flows, or results of operations.
Our premium revenues consist of fixed monthly payments per member, and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide health care services as established by the state governments. We use a large portion of our revenues to pay the costs of health care services delivered to our members. If premiums do not increase when expenses related to medical services rise, our medical margins will be compressed, and our earnings will be negatively affected. A state could increase hospital or other provider rates without making a commensurate increase in the rates paid to us, or could lower our rates without making a commensurate reduction in the rates paid to hospitals or other providers. In addition, if the actuarial assumptions made by a state in implementing a rate or benefit change are incorrect or are at variance with the particular utilization patterns of the members of one of our health plans, our medical margins could be reduced. Any of these rate adjustments in one or more of the states in which we operate could have a material adverse effect our business, financial condition, cash flows, or results of operations.
Furthermore, a state undergoing a budget crisis may significantly delay the premiums paid to one of our health plans. For instance, during 2010, due to a prolonged budget impasse, some of the monthly premium payments made by the state of California to our California health plan were several months late. Any significant delay in the monthly payment of premiums to any of our health plans could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
If we are required to return any alleged overpayments to the Washington Health Care Authority, our results of operations may be adversely affected.
The Washington Health Care Authority (HCA) has communicated to our Washington health plan that it believes it has erroneously overpaid the plan with regard to certain claims, including claims for psychotropic drugs, and claims for health plan members under the Washington Community Options Program Entry System (COPES). HCA claims the alleged overpayments date back to the July 1, 2012 start date of the current contract. Because of the unilateral errors underlying the overpayments, HCA has indicated an intent to seek recoupment of the allegedly overpaid amounts. In the event that, as a result of this unilateral and unsubstantiated error by HCA, our Washington health plan is required to disgorge to HCA rate amounts that had been previously paid to it, our results of operations in the quarter such disgorgement occurred would be adversely affected.
Reductions in Medicare payments could reduce our earnings potential for our Medicare Advantage plans and our duals demonstration programs.
The Sequestration Transparency Act of 2012 included a 2% reduction of payments from CMS to our Medicare Advantage plans beginning April 1, 2013. Medicare Advantage plans will continue to be affected until Congress lifts the sequestration mandated under the Sequestration Transparency Act of 2012. The impact of sequestration cuts on our Medicare Advantage revenues is partially mitigated by reductions in provider reimbursements paid to those providers with rates indexed to the Medicare fee-for-service reimbursement rates. Such reduction in our Medicare payments may have an adverse effect on our earnings potential for our Medicare Advantage plans and our duals demonstration programs. In addition, reductions to provider reimbursement rates associated with sequestration may adversely impact our relations with the impacted providers.
Difficulties in executing our acquisition strategy could adversely affect our business.
The acquisitions of other health plans and the assignment and assumption of Medicaid contract rights of other health plans have accounted for a significant amount of our growth over the last several years. Although we cannot predict with certainty our rate of growth as the result of acquisitions, we believe that additional acquisitions of all sizes will be important to our future growth strategy. Many of the other potential purchasers of these assets-particularly operators of large commercial health plans-have significantly greater financial resources than we do. Also, many of the sellers may insist on selling assets that we do not want, such as commercial lines of business, or may insist on transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us, or at all, or obtain the necessary financing for these acquisitions. For these reasons, among others, we cannot provide assurance that we will be able to complete favorable acquisitions, especially in light of the volatility in the capital markets over the past several years, or that we will not complete acquisitions that turn out to be unfavorable. Further, to the extent we complete an acquisition, we may be unable to realize the anticipated benefits from such acquisition because of operational factors or difficulty in integrating the acquisition with our existing business. This may include problems involving the integration of:

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
We are subject to various routine and non-routine governmental reviews, audits, and investigations. Violation of the laws, regulations, or contract provisions governing our operations, or changes in interpretations of those laws and regulations, could result in the imposition of civil or criminal penalties, the cancellation of our contracts to provide managed care services, the suspension or revocation of our licenses, the exclusion from participation in government sponsored health programs, or the revision and recoupment of past payments made based on audit findings. If we are unable to correct any noted deficiencies, or become subject to material fines or other sanctions, we could suffer a substantial reduction in profitability, and could also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue. In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government. The final amounts we ultimately receive under government contracts may be different from the amounts we initially recognize in our financial statements.
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
We are subject to extensive fraud and abuse laws which may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including the federal False Claims Act, which permit agencies and enforcement authorities to institute suit against us for violations and, in some cases, to seek treble damages, penalties, and assessments. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal health care programs as a result of an investigation arising out of such action. Many states, including states where we currently operate, have enacted parallel legislation. In the event we are subject to liability under a qui tam action, our business, financial condition, cash flows, or results of operations could be adversely affected.
Our business could be adversely impacted by adoption of the new ICD-10 standardized coding set for diagnoses.
The U.S. Department of Health and Human Services, or HHS, has released rules pursuant to the Health Insurance Portability and Accountability Act, or HIPAA, which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. Originally, the federal government required that health care organizations, including health insurers, upgrade to updated and expanded standardized code sets used for documenting health conditions by October 2013. These new standardized code sets, known as ICD-10, will require substantial investments from health care organizations, including us. However, CMS has now postponed implementation of ICD-10 to October 1, 2014. Use of the ICD-10 code sets will require significant administrative changes and may result in errors and otherwise negatively impact our service levels. In addition, we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.

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
Some providers that render services to our members are not contracted with our health plans. In those cases, there is no pre-established understanding between the provider and our health plan about the amount of compensation that is due to the provider. In some states, the amount of compensation is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances, providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with our health plan. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our business, financial condition, results of operations, and cash flows.
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
Several of our health care competitors have recently been involved in governmental investigations and regulatory actions which have resulted in significant volatility in the price of their stock. In addition, there has been negative publicity and proposed programmatic changes regarding Medicare Advantage private fee-for-service plans, a part of the Medicare Advantage program in which we do not participate. These actions and the resulting negative publicity could become associated with or imputed to us, regardless of our actual regulatory compliance or programmatic participation. Such an association, as well as any perception of a recurring pattern of abuse among the health plan participants in government programs and the diminished reputation of the managed care sector as a whole, could result in public distrust, political pressure for changes in the programs in which we do not participate, intensified scrutiny by regulators, additional regulatory requirements and burdens, increased stock volatility due to speculative trading, and heightened barriers to new managed care markets and contracts, all of which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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
We are a corporate parent holding company and hold most of our assets at, and conduct most of our operations through, direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. Our other health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. For the years ended December 31, 2013, 2012 and 2011, we received dividends from our health plan subsidiaries amounting to $24.4 million, $101.8 million and $86.3 million, respectively. The aggregate additional amounts our health plan subsidiaries could have paid us at December 31, 2013, 2012 and 2011, without approval of the regulatory authorities, were approximately $54 million, $24 million, and $18 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments under our convertible senior notes, including the notes offered hereby, or any credit facility.
Unforeseen changes in pharmaceutical regulations or market conditions may impact our revenues and adversely affect our results of operations.
A significant category of our health care costs relate to pharmaceutical products and services. Evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, the price of pharmaceuticals, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. The unpredictable nature of these factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations.
A security breach or unauthorized disclosure of sensitive or confidential member information could have an adverse effect on our business.
As part of our normal operations, we collect, process, and retain confidential member information. We are subject to various federal and state laws and rules regarding the use and disclosure of confidential member information, including HIPAA and the Gramm-Leach-Bliley Act. The Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009, further expand the coverage of HIPAA by, among other things, extending the privacy and security provisions, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions, increasing penalties for violations, and requiring public disclosure of improper disclosures of the health information of more than 500 individuals.
Under HITECH, civil penalties for HIPAA violations by covered entities and business associates are increased up to an amount of $1.5 million per calendar year for HIPAA violations. In addition, imposition of these penalties is now more likely because HITECH strengthens enforcement. For example, HHS conducts periodic audits to confirm compliance. Investigations of violations that indicate willful neglect, for which penalties are now mandatory, are statutorily required. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. In addition, HITECH requires us to notify affected individuals, HHS, and in some cases the media when unsecured protected health information is subject to a security breach.

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
On January 25, 2013, HHS, as required by HITECH, issued the Final Omnibus Rules that provide final modifications for the implementation of HITECH. The various requirements of HITECH have different compliance dates, some of which have passed and some of which will occur in the future. We will continue to assess our compliance obligations as regulations under HITECH are promulgated and more guidance becomes available from HHS and other federal agencies. The new HITECH privacy and security requirements, however, may require substantial operational and systems changes, employee education and resources and there is no guarantee that we will be able to implement them adequately or prior to their effective date. Given HIPAA’s complexity and the new regulations, which may be subject to changing and perhaps conflicting interpretation, our ongoing ability to comply with all of the HIPAA requirements is uncertain, which may expose us to the criminal and increased civil penalties provided under HITECH and may require us to incur significant costs in order to seek to comply with its requirements.
While we currently expend significant resources and have implemented solutions, processes and procedures to protect against cyber-attacks and security breaches, we may need to expend additional significant resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our systems. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures.
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

Risks Related to the Operation of Our Molina Medicaid Solutions Segment
We may be unable to retain or renew the state government contracts of the Molina Medicaid Solutions segment on terms consistent with our expectations or at all.
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
The state contracts of Molina Medicaid Solutions typically require significant investment in the early stages that is expected to be recovered through billings over the life of the contracts. These contracts involve the construction of new computer systems and communications networks and the development and deployment of complex technologies. Substantial performance risk exists under each contract. Some or all elements of service delivery under these contracts are dependent upon successful completion of the design, development, construction, and implementation phases. Any increased or unexpected costs or delays in connection with the performance of these contracts, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our business, financial condition, cash flows, or results of operations.
If we fail to comply with our state government contracts or government contracting regulations, our business could be adversely affected.
Molina Medicaid Solutions’ contracts with state government customers may include unique and specialized performance requirements. In particular, contracts with state government customers are subject to various procurement regulations, contract provisions, and other requirements relating to their formation, administration, and performance. Any failure to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of the contracts, forfeiture of profits, suspension of payments, imposition of fines, and suspension from future government contracting. Further, any negative publicity related to our state government contracts or any proceedings surrounding them may damage our business by affecting our ability to compete for new contracts. The termination of a state government contract, our suspension from government work, or any negative impact on our ability to compete for new contracts, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
The solutions we provide to our state government customers may inadvertently infringe on the intellectual property rights of third parties resulting in claims for damages against us. The expense and time of defending against these claims may have a material and adverse impact on our profitability. Additionally, the publicity we may receive as a result of infringing intellectual property rights may damage our reputation and adversely impact our ability to develop new MMIS business or retain existing MMIS business.
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
In some instances, our contracts require that we partner with other parties, including software and hardware vendors, to provide the complex solutions required by our state government customers. Our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners’ ability to meet our customers’ delivery schedules. If we or our partners fail to deliver services or products on time, our ability to complete the contract may be adversely affected, which may have a material and adverse impact on our revenues and profitability.

Risks Related to our General Business Operations
Ineffective management of our growth may negatively affect our business, financial condition, or results of operations.
We expect to continue to grow our membership and to expand into other markets through acquisitions and other opportunities. Continued rapid growth could place a significant strain on our management and on our other resources. Our ability to manage our growth may depend on our ability to strengthen our management team and attract, train, and retain skilled employees, and our ability to implement and improve operational, financial, and management information systems on a timely basis. If we are unable to manage our growth effectively, our business, financial condition, cash flows, or results of operations could be materially and adversely affected. In addition, due to the initial substantial costs related to acquisitions, rapid growth could adversely affect our short-term profitability and liquidity.
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
We are subject to a variety of legal actions, including medical malpractice actions, provider disputes, employment related disputes, and breach of contract actions. In the event we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. In addition, our providers involved in medical care decisions are exposed to the risk of medical malpractice claims. As an employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our plans are subject to liability for negligent acts, omissions, or injuries occurring at one of our clinics or caused by one of our employees. We maintain medical malpractice insurance for our clinics in an amount which we believe to be reasonable in light of our experience to date. However, given the significant amount of some medical malpractice awards and settlements, this insurance may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us are unsuccessful or without merit, we may have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.
Furthermore, claimants often sue managed care organizations for improper denials of or delays in care, and in some instances improper authorizations of care. Claims of this nature could result in substantial damage awards against us and our providers that could exceed the limits of any applicable medical malpractice insurance coverage. Successful malpractice or tort claims asserted against us, our providers, or our employees could adversely affect our business, financial condition, cash flows, or results of operations.
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
Although we establish reserves for litigation as we believe appropriate, we cannot assure you that our recorded reserves will be adequate to cover such costs. Therefore, the litigation to which we are subject could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and could prompt us to change our operating procedures.
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
The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our future testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will continue to require that we incur substantial accounting expense and expend significant management time and effort. Moreover, if we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC, or other regulatory authorities which would require additional financial and management resources.
Changes in accounting may affect our results of operations.
U.S. generally accepted accounting principles (GAAP) and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, or the adoption of new pronouncements could significantly affect our stated results of operations.
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
The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. Over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines to be recorded as an expense. Given the current market conditions and the significant judgments involved, there is continuing risk that declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.
We are subject to income taxes in the United States. Our effective tax rate could be adversely affected by changes in the mix of earnings in states with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in U.S. tax laws and regulations, and changes in our interpretations of tax laws, including pending tax law changes, such as the health care federal excise tax discussed above. In addition, we are subject to the routine examination of our income tax returns by the Internal Revenue Service and other local and state tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our estimated income tax liabilities. Adverse outcomes from tax examinations could have a material adverse effect on our provision for income taxes, estimated income tax liabilities, or results of operations.
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
We contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures under applicable business associate agreements or other applicable outsourcing agreements. Further, we may not be adequately indemnified against all possible losses through the terms and conditions of our contracts with third party vendors and service providers. Our outsourcing arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, financial condition, or results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could adversely impact our business, financial condition, cash flows, or results of operations.
An impairment charge with respect to our recorded goodwill, or our finite-lived intangible assets, could have a material impact on our financial results.
As of December 31, 2013, the balance of goodwill was $230.7 million. As of December 31, 2013, the balance of intangible assets, net, was $98.9 million. Intangible assets are amortized generally on a straight-line basis over their estimated useful lives.
Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our intangible assets are subject to impairment tests when events or circumstances indicate that a finite-lived intangible asset’s (or asset group’s) carrying value may not be recoverable.

The determination of the value of goodwill, and intangible assets, net, requires us to make estimates and assumptions about estimated asset lives, future business trends, and growth. Such evaluation is significantly impacted by estimates and assumptions of future revenues, costs and expenses, and other factors. If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill, and intangible assets, net, such revision could result in a non-cash impairment charge that could have a material impact on our financial results.
We are subject to the risks of the owning and leasing of real property.
We are a tenant under numerous leases in multiple states, including a 25-year lease of an approximately 460,000 square foot office building housing our principal executive offices in Long Beach, California. We also own a 150,000 square-foot office building in Troy, Michigan, a 26,000 square-foot data center in Albuquerque, New Mexico, and a community clinic in Pomona, California. Accordingly, we are subject to all of the risks generally associated with leasing and owning real estate, which include, but are not limited to: the possibility of environmental contamination, the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination; adverse changes in the value of the property due to interest rate changes, changes in the neighborhood in which the property is located, or other factors; ongoing maintenance expenses and costs of improvements; the possible need for structural improvements in order to comply with changes in zoning, seismic, disability act, or other requirements; inability to renew or enter into leases for space not utilized by us on commercially acceptable terms or at all; and possible disputes with neighboring owners or other individuals and entities.

Risks Related to Our Common Stock
Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our common stock to decline.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors or a committee thereof has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors or a committee thereof to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of your notes.
Volatility of our stock price could adversely affect stockholders.
Since our initial public offering in July 2003, the sales price of our common stock has ranged from a low of $10.75 to a high of $40.90. A number of factors could continue to influence the market price of our common stock, including:

•	the implementation of the ACA and duals demonstration programs,

•	state and federal budget pressures,

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts,

•	announcements relating to our business or the business of our competitors,

•	changes in government payment levels,

•	adverse publicity regarding health maintenance organizations and other managed care organizations,

•	government action regarding member eligibility,

•	changes in state mandatory programs,

•	conditions generally affecting the managed care industry or our provider networks,

•	the success of our operating or acquisition strategy,

•	the operating and stock price performance of other comparable companies in the health care industry,

•	the termination of our Medicaid or CHIP contracts with state or county agencies, or subcontracts with other Medicaid managed care organizations that contract with such state or county agencies,

•	regulatory or legislative change,

•	general economic conditions, including unemployment rates, inflation, and interest rates, and

•	the other factors set forth under "Risk factors" in this Annual Report on Form 10-K.
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
Members of the Molina family, either directly or as trustees or beneficiaries of Molina family trusts, in the aggregate owned or were entitled to receive upon certain events approximately 36% of our capital stock as of December 31, 2013. Our president and chief executive officer, as well as our chief financial officer, are members of the Molina family, and they are also on our board of directors. Because of the amount of their shareholdings, Molina family members, if they were to act as a group with the trustees of their family trusts, have the ability to significantly influence all matters submitted to stockholders for approval, including the election of directors, amendments to our charter, and any merger, consolidation, or sale of our company. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of share ownership in the Molina family could delay or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of the Molina family may be different from those of our company or our other stockholders, and they may vote their common stock in a manner that is contrary to the vote of our other stockholders.
Future sales of our common stock or equity-linked securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.
We may issue equity securities in the future, or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2013, approximately 45,871,000 shares of common stock and no shares of preferred or other capital stock were issued and outstanding.
It may be difficult for a third party to acquire us, which could inhibit stockholders from realizing a premium on their stock price.
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

Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
The Health Plans segment leases a total of 66 facilities and the Molina Medicaid Solutions segment leases a total of 13 facilities. We own a 150,000 square-foot office building in Troy, Michigan, a 26,000 square-foot data center in Albuquerque, New Mexico, and a 24,000 square-foot mixed use (office and clinic) facility in Pomona, California under our Health Plans segment. While we believe our current and anticipated facilities will be adequate to meet our operational needs for the foreseeable future, we are continuing to periodically evaluate our employee and operations growth prospects to determine if additional space is required, and where it would be best located.
Item 3:  Legal Proceedings
Refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 20,"Commitments and Contingencies," for a discussion of legal proceedings.
Item 4:  Mine Safety Disclosures
None.

PART II
Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 20, 2014, there were approximately 125 holders of record of our common stock. The high and low intra-day sales prices of our common stock for specified periods are set forth below:

Date Range	High	Low
2013
First Quarter	$33.85	$25.70
Second Quarter	$38.74	$30.26
Third Quarter	$40.90	$33.31
Fourth Quarter	$37.39	$31.10
2012
First Quarter	$36.83	$22.25
Second Quarter	$35.37	$17.63
Third Quarter	$27.73	$21.62
Fourth Quarter	$29.82	$21.74
Dividends
To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business growth. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future.
Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Item 7 of this Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in "Liquidity and Capital Resources," under the subheading "Regulatory Capital and Dividend Restrictions."
Unregistered Issuances of Equity Securities
None.
Stock Repurchase Programs
Securities Repurchases and Repurchase Programs. Effective as of September 30, 2013, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and market conditions. As indicated in the table below, we repurchased 85,086 shares of our common stock for an average price of $31.28 under this program in November 2013. This newly authorized repurchase program extends through December 31, 2014, and replaces in its entirety the $75 million repurchase program adopted by the board of directors on February 13, 2013.
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

Purchases of common stock made by or on behalf of the Company during the quarter ended December 31, 2013, including shares withheld by the Company to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 — October 31	1,690	$36.27	—	$50,000,000
November 1 — November 30	1,857	$31.61	85,086	$47,338,505
December 1 — December 31	25,078	$34.68	—	$47,338,505
Total	28,625	$34.58	85,086
_______________________________

(1)	During the quarter we withheld 28,625 shares of common stock under our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan to settle our employees' income tax obligations.

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
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor's Corporation Composite 500 Index (S&P 500) and a peer group index for the five-year period from December 31, 2008 to December 31, 2013. The comparison assumes $100 was invested on December 31, 2008, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.
The peer group index consists of Centene Corporation (CNC), Community Health Systems, Inc. (CYH), Coventry Health Care, Inc. (CVH), Health Management Associates, Inc. (HMA), Health Net, Inc. (HNT), Laboratory Corporation of America Holdings (LH), Lifepoint Hospitals, Inc. (LPNT), Magellan Health Services, Inc. (MGLN), Select Medical Holdings Corporation (SEM), Team Health Holdings, Inc. (TMH), Triple-S Management Corporation (GTS), Universal American Corporation (UAM), and WellCare Health Plans, Inc. (WCG).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Molina Healthcare, Inc., the S&P 500 Index, and a Peer Group
$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Molina Healthcare, Inc.
S&P 500
Peer Group

	December 31,
Name	2008	2009	2010	2011	2012	2013
Molina Healthcare, Inc.	$100.00	$129.87	$158.15	$190.20	$230.49	$296.00
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	151.46	171.84	200.93	212.70	268.11

Item 6.  Selected Financial Data
SELECTED FINANCIAL DATA
We derived the following selected consolidated financial data (other than the data under the caption “Operating Statistics, Continuing Operations”) for the five years ended December 31, 2013 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollar amounts are presented in thousands, except per-share data. The data under the caption “Operating Statistics, Continuing Operations” has not been audited.

	Year Ended December 31,
	2013	2012	2011	2010 (2)	2009
Statements of Income Data (1):
Revenue:
Premium revenue	$6,179,170	$5,544,121	$4,211,493	$3,632,142	$3,297,733
Premium tax revenue	172,017	158,991	154,589	139,775	128,581
Service revenue (2)	204,535	187,710	160,447	89,809	—
Investment income	6,890	5,075	5,446	6,198	8,936
Rental income and other revenue	26,322	18,312	8,288	7,140	3,671
Total revenue	6,588,934	5,914,209	4,540,263	3,875,064	3,438,921
Operating expenses:
Medical care costs	5,380,124	4,991,188	3,664,161	3,190,566	2,984,651
Cost of service revenue (2)	161,494	141,208	143,987	78,647	—
General and administrative expenses	665,996	518,615	393,452	326,193	252,643
Premium tax expenses	172,017	158,991	154,589	139,775	128,581
Depreciation and amortization	72,743	63,114	48,253	43,246	35,649
Total operating expenses	6,452,374	5,873,116	4,404,442	3,778,427	3,401,524
Gain on purchase of convertible senior notes	—	—	—	—	1,532
Operating income	136,560	41,093	135,821	96,637	38,929
Other expenses, net:
Interest expense	52,071	16,769	15,519	15,509	13,777
Other expense, net	3,343	945	—	—	—
Total other expenses, net	55,414	17,714	15,519	15,509	13,777
Income from continuing operations before income taxes	81,146	23,379	120,302	81,128	25,152
Income tax expense	36,316	10,513	42,914	30,511	1,970
Income from continuing operations	44,830	12,866	77,388	50,617	23,182
Income (loss) from discontinued operations, net of tax (benefit) expense (3)	8,099	(3,076)	(56,570)	4,353	7,686
Net income	$52,929	$9,790	$20,818	$54,970	$30,868
Basic income per share:
Income from continuing operations	$0.98	$0.28	$1.69	$1.23	$0.60
Income (loss) from discontinued operations	0.18	(0.07)	(1.24)	0.11	0.20
Basic net income per share	$1.16	$0.21	$0.45	$1.34	$0.80
Diluted income per share
Income from continuing operations	$0.96	$0.27	$1.67	$1.22	$0.59
Income (loss) from discontinued operations	0.17	(0.06)	(1.22)	0.10	0.20
Diluted net income per share	$1.13	$0.21	$0.45	$1.32	$0.79
Weighted average number of common shares outstanding	45,717,000	46,380,000	45,756,000	41,174,000	38,765,000
Weighted average number of common shares and potential dilutive common shares outstanding	46,862,000	46,999,000	46,425,000	41,631,000	38,976,000
Operating Statistics, Continuing Operations:
Medical care ratio (4)	87.1%	90.0%	87.0%	87.8%	90.5%
General and administrative expense ratio (5)	10.1%	8.8%	8.7%	8.4%	7.3%
Premium tax ratio (6)	2.7%	2.8%	3.5%	3.7%	3.8%
Members (7)	1,931,000	1,797,000	1,618,000	1,532,000	1,377,000

	Year Ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$935,895	$795,770	$493,827	$455,886	$469,501
Total assets	3,002,937	1,934,822	1,652,146	1,509,214	1,244,035
Long-term debt, including current maturities (8)	784,862	262,939	218,126	164,014	158,900
Total liabilities	2,110,000	1,152,508	897,073	790,157	701,297
Stockholders’ equity	892,937	782,314	755,073	719,057	542,738
_______________________________

(1)
As previously reported, on February 17, 2012 the Division of Purchasing of the Missouri Office of Administration notified our Missouri health plan that it was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, the Missouri health plan’s existing contract with the state expired without renewal on June 30, 2012. In connection with this notification, the Missouri heath plan recorded a non-cash impairment charge of $64.6 million in the fourth quarter of 2011. Effective in 2013, upon the termination of the transition obligations associated with that contract and abandonment of our equity interest in the Missouri health plan, we have recast the results relating to the Missouri health plan as discontinued operations for all periods presented.

(2)
Service revenue and cost of service revenue represent revenue and costs generated by our Molina Medicaid Solutions segment. Because we acquired this business on May 1, 2010, results for the year ended December 31, 2010 include eight months of results for this segment.

(3)	Income (loss) from discontinued operations is presented net of income tax (benefit) expense of $(9,912), $(1,238), $922, $4,011, and $5,319, respectively.

(4)
Medical care ratio represents medical care costs as a percentage of premium revenue. The medical care ratio is a key operating indicator used to measure our performance in delivering efficient and cost effective health care services. Changes in the medical care ratio from period to period result from changes in Medicaid funding by the states, utilization of medical services, our ability to effectively manage costs, contract changes, and changes in accounting estimates related to incurred but not paid claims. See Item 7 in this Form 10-K, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further discussion.

(5)	General and administrative expense ratio represents such expenses as a percentage of total revenue.

(6)	Premium tax ratio represents such expenses as a percentage of premium revenue plus premium tax revenue.

(7)	Number of members at end of period.

(8)	Includes convertible senior notes, lease financing obligations, and other long-term debt.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with Items 6 and 8 of this Form 10-K, Selected Financial Data, and Financial Statements and Supplementary Data, respectively. This discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth in Part I, Item 1A of this Form 10-K, Risk Factors.
Discontinued Operations. We previously reported that our Medicaid managed care contract with the state of Missouri expired without renewal on June 30, 2012. Effective June 30, 2013, the transition obligations associated with that contract terminated. Therefore, we have reclassified the results relating to the Missouri health plan to discontinued operations for all periods presented. These results are presented in a single line item, net of taxes, in the consolidated statements of income. Additionally, we abandoned our equity interests in the Missouri health plan during the second quarter of 2013, resulting in the recognition of a tax benefit of $9.5 million, which is also included in discontinued operations in the consolidated statements of income. The Missouri health plan's premium revenues amounted to $0.2 million, $114.4 million and $229.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Overview
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment.
Our Health Plans segment consists of health plans in 11 states, and includes our direct delivery business. As of December 31, 2013, these health plans served approximately 1.9 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in California.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
Fiscal Year 2013 Financial Highlights

•
Net income from continuing operations increased to $44.8 million in 2013, from $12.9 million in 2012 as a result of higher medical margin (measured as the excess of premium revenue over medical care costs). Higher medical margin was partially offset by increased administrative expenses related to our preparations for significant membership growth expected in 2014.

•	Premium revenue in 2013 increased 11% over 2012, due to a 6% increase in enrollment (on a member-month basis), and a 5% increase in revenue per member per month (PMPM).

•
Excluding our Illinois health plan, which was not operational until 2013, eight of our nine health plans reported higher medical margins in 2013 than in 2012. The consolidated medical margin increased by approximately 45% year over year. Our consolidated medical care ratio (measured as medical care costs as a percentage of premium revenue) decreased to 87.1% in 2013, from 90.0% in 2012.

•
General and administrative expenses increased to 10.1% of revenue in 2013, from 8.8% in 2012. Increased administrative expenses related to anticipated membership growth represented approximately 2% of premium revenue, or $135 million during 2013.

•
We entered into new debt (and related hedge transactions), and lease financing transactions which in aggregate generated net cash of approximately $482 million, after debt repayment and stock repurchases.

Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act, or ACA) has changed, and will continue to make broad-based changes to, the U.S. health care system which could significantly affect the U.S. economy, and we expect will continue to significantly impact our business operations and financial results, including our medical care ratios. We believe that the ACA presents us with new business opportunities as described below, but also with new financial and regulatory challenges as described further below in "Liquidity and Capital Resources," under the subheading "Financial Condition."
Dual Eligibles. Policymakers at the federal and state levels are increasingly developing initiatives, and the Centers for Medicare and Medicaid Services (CMS) has implemented several demonstrations designed, to improve the coordination of care for dual eligibles and reduce spending under Medicare and Medicaid. These demonstrations include issuing contracts to 15 states to design a program to integrate Medicare and Medicaid services for dual eligibles in the state. We refer to such demonstrations as our Medicare-Medicaid Plan (MMP) implementations. Our health plans in California, Illinois, Michigan, Ohio and South Carolina intend to commence their MMP implementations during 2014.
Medicaid Expansion. The ACA also provides for expanded Medicaid coverage which became effective in January 2014, but remains subject to implementation at the state level. As of December 31, 2013, among the 11 states where we currently operate our health plans, the states of California, Illinois, Michigan, New Mexico, Ohio, and Washington have indicated that they intend to participate in the Medicaid expansion; and the states of Florida, South Carolina, Texas, Utah, and Wisconsin have indicated that they do not intend to participate in the expansion. We believe there are significant opportunities to increase our revenues through Medicaid expansion.
Health Insurance Marketplaces. Health Insurance Marketplaces became available for consumers to access coverage beginning January 1, 2014. In some instances, Health Insurance Marketplaces allow individuals and small groups to purchase health insurance that is federally subsidized. We intend to participate in Health Insurance Marketplaces in all of the states in which we operate, except Illinois and South Carolina. We participate in the Health Insurance Marketplace primarily to serve our members who have lost Medicaid eligibility.
Market Updates
For a discussion of the market updates for the Health Plans and Molina Medicaid Solutions segments, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 1, "Basis of Presentation" under the subheadings "Market Updates - Health Plans Segment," and "Market Updates - Molina Medicaid Solutions Segment."
Composition of Revenue and Membership
Health Plans Segment
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
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits such as pharmacy services, behavioral health services, or long-term care services; populations such as the aged, blind or disabled (ABD); and regions or service areas.
Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 2 "Significant Accounting Policies," is not generally subject to significant accounting estimates. For the year ended December 31, 2013, we received approximately 97% of our premium revenue as a fixed amount per member per month (PMPM), pursuant to our contracts with state Medicaid agencies, Medicare and other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
For the year ended December 31, 2013, we recognized approximately 3% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.

The amount of the premiums paid to us may vary substantially between states and among various government programs. PMPM premiums for the Children’s Health Insurance Program (CHIP) members are generally among our lowest, with rates as low as approximately $90 PMPM in Washington. Premium revenues for Medicaid members are generally higher. Among the TANF, Medicaid population — the Medicaid group that includes mostly mothers and children — PMPM premiums range between approximately $100 in California to $270 in Ohio. Among our ABD membership, PMPM premiums range from approximately $400 in Utah to $1,400 in Ohio. Contributing to the variability in Medicaid rates among the states is the practice of some states to exclude certain benefits from the managed care contract (most often pharmacy, long-term care, behavioral health and catastrophic case benefits) and retain responsibility for those benefits at the state level. Medicare membership generates the highest PMPM premiums in the aggregate, at approximately $1,200 PMPM.
The following table sets forth the approximate total number of members by state health plan as of the dates indicated:

	As of December 31,
	2013	2012	2011
Total Membership by Health Plan (1)(2):
California	368,000	336,000	355,000
Florida	89,000	73,000	69,000
Illinois	4,000	—	—
Michigan	213,000	220,000	222,000
New Mexico	168,000	91,000	88,000
Ohio	255,000	244,000	248,000
Texas	252,000	282,000	155,000
Utah	86,000	87,000	84,000
Washington	403,000	418,000	355,000
Wisconsin	93,000	46,000	42,000
	1,931,000	1,797,000	1,618,000
Membership for our Medicare Advantage Plans (2):
California	8,800	7,700	6,900
Florida	600	900	800
Michigan	10,400	9,700	8,200
New Mexico	900	900	800
Ohio	500	300	200
Texas	2,800	1,500	700
Utah	8,300	8,200	8,400
Washington	7,100	6,500	5,000
	39,400	35,700	31,000
Membership for our Aged, Blind or Disabled Population (2):
California	46,700	44,700	31,500
Florida	14,700	10,300	10,400
Illinois	4,000	—	—
Michigan	45,300	41,900	37,500
New Mexico	11,300	5,700	5,600
Ohio	32,000	28,200	29,100
Texas	90,200	95,900	63,700
Utah	9,700	9,000	8,500
Washington	33,000	30,000	4,800
Wisconsin	1,700	1,700	1,700
	288,600	267,400	192,800
____________________________________

(1) The state of South Carolina’s new full-risk Medicaid managed care program became effective January 1, 2014. On that date, our South Carolina health plan added approximately 137,000 members.
(2) Membership reported for our Medicare Advantage Plans, and for our Aged, Blind or Disabled Population is included in Total Membership by Health Plan.
Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI) of a Medicaid management information system (MMIS). An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. When providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support and maintenance. Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, we recognize revenue associated with such contracts on a straight-line basis over the period during which BPO, hosting, and support and maintenance services are delivered. For further information regarding revenue recognition for the Molina Medicaid Solutions segment, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies."
Composition of Expenses
Health Plans Segment
Operating expenses for the Health Plans segment include expenses related to the provision of medical care services, G&A expenses, and premium tax expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate medical costs incurred. Expenses related to medical care services are captured in the following categories:

•
Fee-for-service: Nearly all hospital services and the majority of our primary care and physician specialist services are paid on a fee-for-service basis. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit manager are included in fee-for-service costs.

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

•	Direct delivery: Costs associated with our operation and/or management of primary care clinics and hospital services in California, Florida, New Mexico, Virginia, and Washington.

•
Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, and 24-hour on-call nurses. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2013, 2012, and 2011, medically related administrative costs were $153.0 million, $125.2 million, and $99.3 million, respectively.

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See “Critical Accounting Estimates” below, and Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 11, "Medical Claims and Benefits Payable," for further information on how we estimate such liabilities.
Molina Medicaid Solutions Segment
Cost of service revenue consists primarily of the costs incurred to provide BPO and technology outsourcing services under our MMIS contracts. General and administrative costs consist primarily of indirect administrative costs and business development costs.

In some circumstances we may defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with a contract if revenue recognition is also deferred. Such deferred contract costs are amortized on a straight-line basis over the remaining original contract term, consistent with the revenue recognition period.
2013 Financial Performance Summary, Continuing Operations
The following table briefly summarizes our financial and operating performance from continuing operations for the years ended December 31, 2013, 2012, and 2011. All ratios, with the exception of the medical care ratio and the premium tax ratio, are computed as a percentage of total revenue. The medical care ratio is computed as a percentage of premium revenue, and the premium tax ratio is computed as a percentage of premium revenue plus premium tax revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Year Ended December 31,
	2013	2012	2011
	(Dollar amounts in thousands, except per-share data)
Net income per diluted share	$0.96	$0.27	$1.67
Adjusted net income per diluted share	$3.13	$1.72	$2.93
Premium revenue	$6,179,170	$5,544,121	$4,211,493
Service revenue	$204,535	$187,710	$160,447
Operating income	$136,560	$41,093	$135,821
Net income	$44,830	$12,866	$77,388
Total ending membership	1,931,000	1,797,000	1,618,000
Premium revenue	93.8%	93.7%	92.8%
Premium tax revenue	2.6%	2.7%	3.4%
Service revenue	3.1%	3.2%	3.5%
Investment income	0.1%	0.1%	0.1%
Rental income and other revenue	0.4%	0.3%	0.2%
Total revenue	100.0%	100.0%	100.0%

Medical care ratio	87.1%	90.0%	87.0%
General and administrative expense ratio	10.1%	8.8%	8.7%
Premium tax ratio	2.7%	2.8%	3.5%
Operating income	2.1%	0.7%	3.0%
Net income	0.7%	0.2%	1.7%
Effective tax rate	44.8%	45.0%	35.7%

Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental metrics in evaluating our financial performance, our financing and business decisions, and in forecasting and planning for future periods. For these reasons, management believes such measures are useful supplemental measures to investors in evaluating our performance and the performance of other companies in the health care industry. These non-GAAP financial measures should be considered as supplements to, and not substitutes for or superior to, GAAP measures (GAAP stands for Generally Accepted Accounting Principles).
The first of these non-GAAP measures is earnings before interest, taxes, depreciation and amortization (EBITDA). The following table reconciles net income, which we believe to be the most comparable GAAP measure, to EBITDA.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$52,929	$9,790	$20,818
Adjustments:
Depreciation and amortization reported in the consolidated statements of cash flows	93,866	78,764	74,383
Interest expense	52,071	16,769	15,519
Income tax expense	26,404	9,275	43,836
EBITDA	$225,270	$114,598	$154,556

The second of these non-GAAP measures is adjusted net income per diluted share, continuing operations. The following table reconciles net income per diluted share, which we believe to be the most comparable GAAP measure, to adjusted net income per diluted share.

	Year Ended December 31,
	2013	2012	2011

Net income per diluted share, continuing operations	$0.96	$0.27	$1.67
Adjustments, net of tax:
Depreciation, and amortization of capitalized software	0.98	0.75	0.64
Stock-based compensation	0.52	0.31	0.23
Amortization of convertible senior notes and lease financing obligations	0.31	0.08	0.07
Amortization of intangible assets	0.28	0.29	0.32
Change in fair value of derivatives	0.08	0.02	—
Adjusted net income per diluted share, continuing operations	$3.13	$1.72	$2.93

Results of Operations, Continuing Operations
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Health Plans Segment
Premium Revenue
Premium revenue in 2013 increased 11% over 2012, due to a 6% increase in member months, and a 5% increase in revenue PMPM. Medicare premium revenue was approximately $526 million in the year ended December 31, 2013, compared with approximately $468 million in the year ended December 31, 2012. The shift in member mix to populations generating higher premium revenue PMPM and expanded benefits observed in 2012, was less pronounced in 2013.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Year Ended December 31,
	2013			2012
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$3,611,529	$160.43	67.1%	$3,423,751	$161.67	68.6%
Pharmacy	935,204	41.54	17.4	835,830	39.47	16.7
Capitation	603,938	26.83	11.2	552,136	26.07	11.1
Direct delivery	48,288	2.14	0.9	33,920	1.60	0.7
Other	181,165	8.05	3.4	145,551	6.87	2.9
	$5,380,124	$238.99	100.0%	$4,991,188	$235.68	100.0%
Excluding our Illinois health plan, which was not operational until 2013, eight of our nine health plans reported higher medical margins in 2013 than in 2012. The consolidated medical margin increased by approximately 45% year over year. Our consolidated medical care ratio (measured as medical care costs as a percentage of premium revenue) decreased to 87.1% in 2013, from 90.0% in 2012.
Individual Health Plan Analysis
Financial performance improved at the California health plan in 2013, when compared with 2012, primarily due to the receipt of premium rate increases for both TANF and ABD membership; and lower inpatient facility costs for the TANF membership. Approximately $32 million of premium revenue received and recognized in 2013 related to 2012 and earlier years. The medical care ratio at the California health plan decreased to 88.9% in 2013 from 91.1% in 2012.
The medical care ratio of the Florida health plan increased to 87.3% in 2013, from 85.3% in 2012 due to higher fee-for-service costs that more than offset lower pharmacy costs.
The medical care ratio for the Illinois health plan was 96.9% in 2013. The Illinois health plan served its first member effective September 2013.
Financial performance improved at the Michigan health plan in 2013, when compared with 2012. The medical care ratio of the Michigan health plan decreased to 84.4% in 2013, from 88.3% in 2012, primarily due to lower fee-for-service and pharmacy costs for both the ABD and the TANF membership.
Financial performance improved at the New Mexico health plan in 2013, when compared with 2012. The medical care ratio of the New Mexico health plan decreased to 86.1% in 2013, from 87.0% in 2012, primarily as a result of higher Medicaid premium rates PMPM effective January 1, 2013, and stable medical costs PMPM. The New Mexico health plan added approximately 80,000 new members in 2013, as a result of its acquisition of Lovelace Community Health Plan's contract for the New Mexico Medicaid Salud! Program effective August 1, 2013.
Financial performance improved at the Ohio health plan in 2013, when compared with 2012. The medical care ratio of the Ohio health plan decreased to 84.2% in 2013, from 88.6% in 2012, primarily due to lower fee-for-service and pharmacy costs for both the ABD and the TANF membership. Financial performance deteriorated in the second half of 2013 due to both premium decreases, and increases to fee schedules effective July 1, 2013, that combined to reduce medical margin approximately 3% for the second half of 2013. We also experienced an additional 1.5% decrease in premium rates in Ohio effective July 1, 2013, due to a re-basing of revenue risk adjusters.
Financial performance improved at the Texas health plan in 2013, when compared with 2012. The medical care ratio of the Texas health plan decreased to 86.4% in 2013, from 93.7% in 2012, primarily due to rate increases received on September 1, 2013 and 2012, respectively.
Financial performance deteriorated at the Utah health plan in 2013, when compared with 2012. Reductions to the medical portion of the Medicaid premium, and the addition of the pharmacy benefit to our Medicaid premium, both effective January 1, 2013, more than offset stable medical costs. The medical care ratio of the Utah health plan increased to 83.4% in 2013, from 82.3% in 2012.
The medical care ratio of the Washington health plan increased to 88.0% in 2013, compared with 86.8% in 2012, due to the addition of ABD members effective July 1, 2012 and lower TANF premium rates. The higher premium revenue PMPM associated with the ABD membership, however, offset the increased medical care ratio, so that medical margin increased to $140.2 million in 2013, from $129.0 million in 2012.
Financial performance improved at the Wisconsin health plan in 2013, when compared with 2012. The medical care ratio of the Wisconsin health plan decreased to 79.7% in 2013, compared with 96.2% in 2012, due to both higher revenue PMPM and lower fee-for-service physician, specialty and outpatient costs PMPM. Additionally, the health plan gained approximately 50,000 members in the first half of 2013 due to another health plan's recent exit from the market.
Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Year Ended December 31, 2013
	Member Months(2)	Premium Revenue (1)		Medical Care Costs (1)		MCR (3)	Medical Margin
		Total	PMPM	Total	PMPM
California	4,233	$749,755	$177.10	$666,592	$157.46	88.9%	$83,163
Florida	973	264,998	272.23	231,261	237.57	87.3	33,737
Illinois (4)	7	8,121	1,201.34	7,869	1,164.10	96.9	252
Michigan	2,581	676,000	261.91	570,644	221.09	84.4	105,356
New Mexico	1,492	446,758	299.36	384,466	257.62	86.1	62,292
Ohio	3,007	1,098,795	365.44	924,675	307.53	84.2	174,120
Texas	3,178	1,291,001	406.27	1,114,852	350.84	86.4	176,149
Utah	1,040	310,895	299.05	259,397	249.51	83.4	51,498
Washington	4,941	1,168,405	236.47	1,028,210	208.10	88.0	140,195
Wisconsin	1,060	143,465	135.40	114,340	107.91	79.7	29,125
Other (4) (5)	—	20,977	—	77,818	—	—	(56,841)
	22,512	$6,179,170	$274.48	$5,380,124	$238.99	87.1%	$799,046

	Year Ended December 31, 2012
	Member Months(2)	Premium Revenue (1)		Medical Care Costs (1)		MCR (3)	Medical Margin
		Total	PMPM	Total	PMPM
California	4,177	$665,600	$159.36	$606,494	$145.20	91.1%	$59,106
Florida	850	228,832	269.36	195,226	229.80	85.3	33,606
Michigan	2,639	646,551	244.97	570,636	216.20	88.3	75,915
New Mexico	1,069	321,853	301.08	280,108	262.03	87.0	41,745
Ohio	3,065	1,095,137	357.36	970,504	316.69	88.6	124,633
Texas	3,245	1,233,621	380.18	1,155,433	356.08	93.7	78,188
Utah	1,026	298,392	290.78	245,671	239.41	82.3	52,721
Washington	4,600	974,712	211.91	845,733	183.87	86.8	128,979
Wisconsin	508	70,678	139.25	67,968	133.91	96.2	2,710
Other (4) (5)	—	8,745	—	53,415	—	—	(44,670)
	21,179	$5,544,121	$261.79	$4,991,188	$235.68	90.0%	$552,933
_______________________________

(1)
Premium revenue for the Missouri health plan was $0.2 million and $114.4 million for the years ended December 31, 2013 and 2012, respectively. Medical care costs for the Missouri health plan were $1.5 million and $105.6 million for the years ended December 31, 2013 and 2012, respectively. These amounts are excluded from the tables above.

(2)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(3)	“MCR” represents medical costs as a percentage of premium revenue.

(4)	The results of the Illinois health plan, until it became operational in 2013, were insignificant and reported in "Other."

(5)	“Other” medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Service revenue before amortization	$207,449	$189,281
Amortization recorded as reduction of service revenue	(2,914)	(1,571)
Service revenue	204,535	187,710
Cost of service revenue	161,494	141,208
General and administrative costs	5,285	17,648
Amortization of customer relationship intangibles	5,127	5,127
Operating income	$32,629	$23,727
Operating income for our Molina Medicaid Solutions segment improved $8.9 million for the year ended December 31, 2013, compared with 2012. The increase in operating income was primarily the result of additional sales in existing markets, and the favorable resolution of certain contingencies related to the Maine contract.

Consolidated Expenses
General and Administrative Expenses
General and administrative expenses increased to 10.1% of revenue in 2013, from 8.8% in 2012, primarily due to higher costs incurred as we prepared for significant membership growth anticipated in 2014. Increased administrative expenses related to anticipated membership growth represented approximately 2% of premium revenue, or $135 million during 2013.
Premium Tax Expense
Premium tax expense was consistent year over year.
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

	Year Ended December 31,
	2013		2012
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$54,837	0.8%	$42,938	0.7%
Amortization of intangible assets, continuing operations	17,906	0.3	20,176	0.3
Depreciation and amortization, continuing operations	72,743	1.1	63,114	1.0
Depreciation and amortization, discontinued operations	2	—	590	—
Amortization recorded as reduction of service revenue	2,914	—	1,571	—
Amortization of capitalized software recorded as cost of service revenue	18,207	0.3	13,489	0.2
	$93,866	1.4%	$78,764	1.2%
Interest Expense
Interest expense was $52.1 million for the year ended December 31, 2013, compared with $16.8 million for the year ended December 31, 2012. Interest expense includes non-cash interest expense relating to the amortization of the discount on our long-term debt obligations, which amounted to $22.8 million and $5.9 million for the years ended December 31, 2013 and 2012, respectively. The increase in interest expense for the year ended December 31, 2013, was primarily due to our issuance of $550.0 million aggregate principal amount 1.125% cash convertible senior notes due 2020 (the 1.125% Notes) in the first quarter of 2013. Interest expense in 2013 also included the immediate recognition of approximately $6 million in debt issuance costs associated with this transaction. The remaining fees associated with that issuance, amounting to approximately $12 million, are being amortized over the life of the 1.125% Notes.
For the year ended December 31, 2013, interest expense also includes amounts relating to lease financing transactions executed in the second quarter of 2013. As described in further detail Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 12 "Long-Term Debt," lease payments under these transactions adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income.

Other Expenses, Net
Other expenses, net increased to $3.3 million for the year ended December 31, 2013, from $0.9 million for the year ended December 31, 2012. Other expenses, net include primarily gains or losses associated with changes in the fair value of our derivative financial instruments. In the second quarter of 2013 we recorded a one-time non-cash charge of $3.9 million related to the change in fair value of warrants issued in connection with the 1.125% Notes. We settled the interest rate swap in the second quarter of 2013, which resulted in a gain of $0.4 million, partially offsetting the $3.9 million charge described above. Other expenses (income) was $0.9 million for the year ended December 31, 2012, primarily due to the change in fair value of the interest rate swap.
Income Taxes
The provision for income taxes in continuing operations is recorded at an effective rate of 44.8% for the year ended December 31, 2013, compared with 45.0% for the year ended December 31, 2012.

Results of Operations, Continuing Operations
Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011
Premium Revenue
We earned premium revenues of $5.5 billion, up 32% in the year ended December 31, 2012, compared with the year ended December 31, 2011, primarily due to a shift in member mix to populations generating higher premium revenue PMPM, benefit expansions, and an increase in membership. Medicare premium revenue was $468 million for the year ended December 31, 2012, compared with $388 million for the year ended December 31, 2011.
Growth in our ABD membership led to higher premium revenue PMPM in 2012. ABD membership, as a percent of total membership, increased approximately 25% year over year. Premium revenue PMPM also increased in the year ended December 31, 2012, as a result of the inclusion of revenue from pharmacy benefit for our Ohio health plan effective October 1, 2011, and as a result of the inclusion of revenue from inpatient facility and pharmacy benefits across all of our Texas health plan membership effective March 1, 2012.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Year Ended December 31,
	2012			2011
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$3,423,751	$161.67	68.6%	$2,587,380	$136.72	70.6%
Pharmacy	835,830	39.47	16.7	418,019	22.09	11.4
Capitation	552,136	26.07	11.1	505,892	26.73	13.8
Direct delivery	33,920	1.60	0.7	29,683	1.57	0.8
Other	145,551	6.87	2.9	123,187	6.51	3.4
	$4,991,188	$235.68	100.0%	$3,664,161	$193.62	100.0%
The medical care ratio increased to 90.0% for the year ended December 31, 2012, compared with 87.0% for the year ended December 31, 2011.
Individual Health Plan Analysis
The medical care ratio of the California health plan increased to 91.1% for the year ended December 31, 2012, from 86.9% for the year ended December 31, 2011. As noted above, margins on newly transitioned ABD members were considerably less than those experienced by the Company overall.
The medical care ratio of the Florida health plan decreased to 85.3% for the year ended December 31, 2012, from 91.9% for the year ended December 31, 2011, due to a premium rate increase effective September 1, 2011, the re-contracting of portions of the health plan's specialty care network, lower inpatient utilization and lower pharmacy costs.

The medical care ratio of the Michigan health plan increased to 88.3% for the year ended December 31, 2012, from 86.3% for the year ended December 31, 2011. The deterioration in the Michigan plan's medical care ratio was the result of higher pharmacy and fee for service costs. We received a blended rate increase in Michigan of approximately 2%, effective October 1, 2012.
The medical care ratio of the New Mexico health plan increased to 87.0% for the year ended December 31, 2012, from 84.4% for the year ended December 31, 2011, primarily as a result of lower premiums and higher inpatient facility costs. The New Mexico health plan received a premium rate reduction of approximately 2.5% effective July 1, 2011.
The medical care ratio of the Ohio health plan increased to 88.6% for the year ended December 31, 2012, from 84.1% for the year ended December 31, 2011. The increase in the Ohio health plan's medical care ratio was partially the result of a 2% rate reduction effective January 1, 2012, together with the assumption of the lower margin pharmacy benefit effective October 1, 2011.
The medical care ratio of the Texas health plan decreased to 93.7% for the year ended December 31, 2012, from 95.1% for the year ended December 31, 2011. Membership and premium revenue increased significantly at the Texas health plan in 2012 as a result of the transition of large numbers of ABD, TANF and CHIP members from fee-for-service reimbursement into managed care effective March 1, 2012. Also on that date inpatient facility and pharmacy benefits that had previously been reimbursed through fee for service for managed care members were transitioned into managed care contracts; further increasing premium revenue and related medical costs.
The medical care ratio of the Utah health plan increased to 82.3% for the year ended December 31, 2012, from 78.1% for the year ended December 31, 2011. The Utah health plan received a premium rate reduction of approximately 2% effective July 1, 2012.
The medical care ratio of the Washington health plan increased to 86.8% for the year ended December 31, 2012 from 85.4% for the year ended December 31, 2011. The higher premium revenue PMPM associated with the ABD membership, however, offset the increased medical care ratio so that income from operations was consistent between 2012 and 2011.
The medical care ratio of the Wisconsin health plan increased to 96.2% for the year ended December 31, 2012 from 92.5% for the year ended December 31, 2011, primarily due to increases in inpatient costs. The plan has implemented provider contracting initiatives and new utilization management techniques as a part of its efforts to improve profitability.
Health Plans Segment Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Year Ended December 31, 2012
	Member Months(2)	Premium Revenue (1)		Medical Care Costs (1)		MCR (3)	Medical Margin
		Total	PMPM	Total	PMPM
California	4,177	$665,600	$159.36	$606,494	$145.20	91.1%	$59,106
Florida	850	228,832	269.36	195,226	229.80	85.3	33,606
Michigan	2,639	646,551	244.97	570,636	216.20	88.3	75,915
New Mexico	1,069	321,853	301.08	280,108	262.03	87.0	41,745
Ohio	3,065	1,095,137	357.36	970,504	316.69	88.6	124,633
Texas	3,245	1,233,621	380.18	1,155,433	356.08	93.7	78,188
Utah	1,026	298,392	290.78	245,671	239.41	82.3	52,721
Washington	4,600	974,712	211.91	845,733	183.87	86.8	128,979
Wisconsin	508	70,678	139.25	67,968	133.91	96.2	2,710
Other(4)	—	8,745	—	53,415	—	—	(44,670)
	21,179	$5,544,121	$261.79	$4,991,188	$235.68	90.0%	$552,933

	Year Ended December 31, 2011
	Member Months(2)	Premium Revenue (1)		Medical Care Costs (1)		MCR (3)	Medical Margin
		Total	PMPM	Total	PMPM
California	4,190	$567,677	$135.48	$493,419	$117.75	86.9%	$74,258
Florida	788	203,904	258.65	187,358	237.66	91.9	16,546
Michigan	2,660	623,394	234.35	537,779	202.16	86.3	85,615
New Mexico	1,074	328,706	306.08	277,338	258.25	84.4	51,368
Ohio	2,966	912,219	307.55	766,949	258.57	84.1	145,270
Texas	1,616	402,178	248.99	382,390	236.74	95.1	19,788
Utah	972	287,290	295.51	224,513	230.94	78.1	62,777
Washington	4,171	808,458	193.85	690,513	165.57	85.4	117,945
Wisconsin	488	69,552	142.47	64,346	131.81	92.5	5,206
Other(4)	—	8,115	—	39,556	—	—	(31,441)
	18,925	$4,211,493	$222.54	$3,664,161	$193.62	87.0%	$547,332
_______________________________

(1)
Premium revenue for the Missouri health plan was $114.4 million and $229.6 million for the years ended December 31, 2012 and 2011, respectively. Medical care costs for the Missouri health plan were $105.6 million and $195.8 million for the years ended December 31, 2012 and 2011, respectively. These amounts are excluded from the tables above.

(2)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(3)	“MCR” represents medical costs as a percentage of premium revenue.

(4)	“Other” medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Service revenue before amortization	$189,281	$167,269
Amortization recorded as reduction of service revenue	(1,571)	(6,822)
Service revenue	187,710	160,447
Cost of service revenue	141,208	143,987
General and administrative costs	17,648	9,270
Amortization of customer relationship intangibles	5,127	5,127
Operating income	$23,727	$2,063
Operating income for our Molina Medicaid Solutions segment increased $21.7 million for the year ended December 31, 2012, compared with the same prior year period. This improvement was primarily the result of stabilization of our newest contracts in Idaho and Maine.
Consolidated Expenses
General and Administrative Expenses
General and administrative expenses increased to 8.8% of total revenue for the year ended December 31, 2012, compared with 8.7% for the year ended December 31, 2011.
Premium Tax Expense
The premium tax ratio decreased to 2.8% for the year ended December 31, 2012, compared with 3.5% for December 31, 2011. The decrease in 2012 was primarily due to the reduction of premium taxes at the Michigan and California health plans effective in 2012, and the growth in revenue at our Texas health plan, which is subject to a lower premium tax rate (measured as a percentage of premium revenue plus premium tax revenue) than our consolidated average.
Depreciation and Amortization
The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of service revenue, or as cost of service revenue.

	Year Ended December 31,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$42,938	0.7%	$30,803	0.7%
Amortization of intangible assets, continuing operations	20,176	0.3	17,450	0.4
Depreciation and amortization, continuing operations	63,114	1.0	48,253	1.1
Depreciation and amortization, discontinued operations	590	—	2,437	—
Amortization recorded as reduction of service revenue	1,571	—	6,822	0.1
Amortization of capitalized software recorded as cost of service revenue	13,489	0.2	16,871	0.4
	$78,764	1.2%	$74,383	1.6%
Interest Expense
Interest expense was $16.8 million for the year ended December 31, 2012, compared with $15.5 million for the year ended December 31, 2011. Interest expense includes non-cash interest expense relating to our convertible senior notes, which amounted to $5.9 million and $5.5 million for the years ended December 31, 2012 and 2011, respectively.
Other Expenses, Net
Other expenses, net includes primarily gains or losses associated with changes in the fair value of our derivative financial instruments. Other expenses, net was $0.9 million for the year ended December 31, 2012, primarily due to the change in fair value of the interest rate swap.
Income Taxes
Income tax expense was recorded at an effective rate of 45.0% for the year ended December 31, 2012, compared with 35.7% for the year ended December 31, 2011. The effective rate for the year ended December 31, 2012 is higher than our statutory rate primarily due to nondeductible expenses primarily relating to compensation and changes in the fair value of contingent consideration.
Acquisitions
For details relating to business combinations, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 4, "Business Combinations."
Liquidity and Capital Resources
Introduction
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue a short time before we pay for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of December 31, 2013, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income increased to $6.9 million for the year ended December 31, 2013, compared with $5.1 million for the year ended December 31, 2012, primarily due to the increase in invested assets. Our annualized portfolio yields for the years ended December 31, 2013, 2012, and 2011 were 0.4%, 0.5%, and 0.6%, respectively.
Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold our restricted investments until maturity. Declines in interest rates over time will reduce our investment income.
Cash in excess of the capital needs of our regulated health plans is generally paid to our non-regulated parent company in the form of dividends, when and as permitted by applicable regulations, for general corporate use. See further discussion in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 20, "Commitments and Contingencies," under the subheading "Regulatory Capital and Dividend Restrictions."
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Year Ended December 31,
	2013	2012	Change
	(In thousands)
Net cash provided by operating activities	$190,083	$347,784	$(157,701)
Net cash used in investing activities	(543,311)	(93,584)	(449,727)
Net cash provided by financing activities	493,353	47,743	445,610
Net increase in cash and cash equivalents	$140,125	$301,943	$(161,818)

	Year Ended December 31,
	2012	2011	Change
	(In thousands)
Net cash provided by operating activities	$347,784	$225,395	$122,389
Net cash used in investing activities	(93,584)	(236,927)	143,343
Net cash provided by financing activities	47,743	49,473	(1,730)
Net increase in cash and cash equivalents	$301,943	$37,941	$264,002
Operating Activities. Cash provided by operating activities was $190.1 million in 2013 compared with $347.8 million in 2012, a decrease of $157.7 million. In 2013, deferred revenue was a use of cash from operations amounting to $19.6 million, compared with a source of cash amounting to $90.9 million in 2012. This was primarily due to an advance premium payment received by our Washington health plan in December 2012, with no comparable advance premium receipts in December 2013. In addition to the change in deferred revenue, cash provided by operating activities decreased due to the increase in receivables, primarily as a result of increased premium revenues in 2013. The aggregate increase in receivables was partially offset by increases in amounts payable to certain providers on behalf of various state agencies under which we assume no financial risk.
In 2012, cash provided by operating activities was $347.8 million compared with $225.4 million for 2011, an increase of $122.4 million. In 2012, deferred revenue was a source of cash from operations amounting to $90.9 million, compared with a use of cash amounting to $8.2 million in 2011. This was primarily due to an advance premium payment received by our Washington health plan in December 2012, with no comparable advance premium receipts in December 2011.
Investing Activities. Cash used in investing activities increased significantly to $543.3 million in 2013, compared with $93.6 million in 2012. This $449.7 million increase was primarily due to greater purchases of investments in 2013, a result of the cash generated in financing activities, described below. In addition to increased purchases of investments, we paid $61.5 million in connection with business combinations in 2013, with no comparable activity in 2012.

In 2012, cash used in investing activities was $93.6 million compared with $236.9 million in 2011, a decrease of $143.3 million. This decrease was primarily due to the change in cash paid in business combinations resulting from our fourth quarter 2011 acquisition of the Molina Center amounting to $81.0 million, with no comparable activity in 2012.
Financing Activities. Cash provided by financing activities was $493.4 million in 2013 compared with $47.7 million in 2012, an increase of $445.6 million. The increase in cash provided by financing activities was primarily due to 2013 activity including $538.0 million in proceeds we received from our offering of 1.125% Notes, $158.7 million received from sale-leaseback transactions, and $75.1 million from the sale of warrants, partially offset by $149.3 million paid for the purchased call option relating to 1.125% Notes, $52.7 million paid for repurchases of our common stock, $47.5 million used to repay our term loan, and $40.0 million used to repay our credit facility. Our credit facility was terminated in early 2013 when the balance was repaid.
In 2012, cash provided by financing activities was $47.7 million compared with $49.5 million in 2011, a decrease of nearly $1.8 million. Cash provided from net borrowings under our credit facility in 2012 amounting to $40.0 million was consistent with cash provided from the $48.6 million term loan in 2011 used to finance the acquisition of the Molina Center.
Financial Condition
On a consolidated basis, at December 31, 2013, we had working capital of $745.7 million compared with $521.1 million at December 31, 2012. At December 31, 2013, we had cash and investments of $1,712.9 million, compared with $1,196.1 million of cash and investments at December 31, 2012.
We expect our $187.0 million aggregate principal amount 3.75% convertible senior notes due 2014 (the 3.75% Notes) to be outstanding until their October 1, 2014 maturity date; we intend to repay the $187.0 million principal amount due on that date from available cash at the parent company. Additionally, we anticipate that we will pay the remaining balance due for our recent New Mexico and South Carolina acquisitions in the second quarter of 2014 from available cash at the parent company. We expect this amount to be approximately $20 million, which represents our $57.5 million contingent consideration liability as of December 31, 2013, less approximately $38 million paid to one of the sellers in January 2014.
We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Health Care Federal Excise Tax. One notable provision of the ACA is an excise tax or annual fee that applies to most health plans, including commercial health plans and Medicaid managed care plans like Molina Healthcare. While characterized as a “fee” in the text of the ACA, the intent of Congress was to impose a broad-based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums.
However, because Medicaid is a government funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. In Medicaid, capitation rates paid to managed care plans are required to be developed using principles of actuarial soundness. Actuarial soundness requires that the full costs of doing business, including the costs of both federal and state taxes, be considered and factored into the applicable payment to the health plan. Thus, for Medicaid managed care plans like Molina Healthcare, the excise tax should be included in the plans’ capitated rates. However, because of the novelty of this new tax, states have been slow to factor the tax into the premiums paid to us. Moreover, because the tax will be based on a health plan’s market share as applied to a total excise tax base of $8 billion in 2014 (and rising substantially thereafter), there is uncertainty regarding the precise amount of the tax that will be assessed on us.
While we and others in the health plan industry are working with Congress to delay and/or repeal the tax on Medicaid plans, we are also working with our state partners to obtain reimbursement for the full economic impact of the excise tax.  However, state budget constraints, inaccurate actuarial calculations, political opposition to the ACA, inadequate federal oversight of actuarial soundness, and market competition, could result in a failure to receive reimbursement for the full economic impact of the tax.
Currently, we project that the excise tax assessed on us in August 2014 will be approximately $85 million. Because this amount is not deductible for income tax purposes, our net income will be reduced by the full amount of the assessment. For example, based on our total net income for fiscal years 2013 and 2012 of approximately $53 million and $10 million, respectively, the excise tax could exceed the entire amount of our earnings.
Our efforts at obtaining relief from the tax are complicated by the fact that any amounts paid to us by the states in reimbursement of the excise tax must include a gross up for the absence of tax deductibility of the excise tax and applicable state premium taxes; and the amount paid for the gross up will itself be subject to the excise tax, its related non-deductibility and applicable state premium taxes. In other words, when states reimburse us for the amount of the excise tax, that reimbursement will itself be subject to income tax, the excise tax, and applicable state premium taxes. If our estimate of an $85 million excise tax liability in 2014 is correct, and if our estimate of the amount allocable to Medicaid of $79 million is correct, states will need to pay us an incremental amount of approximately $128 million in revenue during 2014 to account for the excise tax and the absence of its tax deductibility. On a percentage basis, we anticipate that states will need to increase our Medicaid premium rates by approximately 1.4% to reimburse us for the excise tax we will owe (based upon our estimated pro rata share of total industry revenue in 2013). In addition, we estimate that states will need to increase our Medicaid premium rates by a further 0.9% to make us whole for the lack of tax deductibility of the excise tax, representing an estimated overall premium rate increase of approximately 2.3%.
As of February 26, 2014, we have contractual commitments from the states of Washington and Wisconsin to reimburse us by way of a lump sum payment for the full economic impact of the excise tax in their respective states. While all of our remaining states have acknowledged the actuarial requirement that they reimburse us for the federal excise tax, and its related income tax effects, no state other than Washington and Wisconsin has contractually committed to do so. Furthermore, states which have acknowledged the requirement to include the impact of the tax in our premium payments may argue that current premium rates will remain actuarially sound even if no adjustment is made to those rates. The tax is required to be paid in full by September 30, 2014. We are continuing to work with our states to address the issue of fully grossed up reimbursement. If we are unable to obtain either premium increases or direct reimbursements to offset the impact of the tax on a fully grossed up basis, our business, financial condition, cash flows or results of operations could be materially adversely affected.
Regulatory Capital and Dividend Restrictions
For a comprehensive discussion of our regulatory capital requirements and dividend restrictions, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 20 "Commitments and Contingencies."
Future Sources and Uses of Liquidity
For a comprehensive discussion of our debt instruments, including our convertible senior notes transaction in the first quarter of 2013, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 12 "Long-Term Debt."
For a discussion of our shelf registration statement and our securities repurchase programs, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 15, "Stockholders' Equity."
Critical Accounting Estimates
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates. Our most significant accounting estimates relate to:

•	The determination of medical claims and benefits payable for our Health Plans segment (see discussion below).

•
Health Plans segment contractual provisions that may limit revenue based upon the costs incurred or the profits realized under a specific contract. For a comprehensive discussion of this topic, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies."

•
Health Plans segment quality incentives that allow us to recognize incremental revenue if certain quality standards are met. For a comprehensive discussion of this topic, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies."

•
The recognition of revenue and costs associated with our Molina Medicaid Solutions segment. For a comprehensive discussion of this topic, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies."

Medical Claims and Benefits Payable — Health Plans Segment
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	December 31,
	2013	2012	2011
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$424,173	$377,614	$301,020
Pharmacy payable	45,037	38,992	26,178
Capitation payable	20,267	49,066	53,532
Other (1)	180,310	28,858	21,746
	$669,787	$494,530	$402,476
_______________________________

(1)
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. As of December 31, 2013, we recorded non-risk provider payables relating to such intermediary arrangements of approximately $151.3 million.

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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are incurred but not paid (IBNP). Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $424.2 million of our total medical claims and benefits payable of $669.8 million as of December 31, 2013. Excluding amounts that we anticipate paying on behalf of certain capitated providers in Ohio (which we will subsequently withhold from those provider’s monthly capitation payments), our IBNP liability at December 31, 2013, was $413.8 million.
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
The following table reflects the change in our estimate of claims liability as of December 31, 2013 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding December 31, 2013, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$155,752
(4)%	103,834
(2)%	51,917
2%	(51,917)
4%	(103,834)
6%	(155,752)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of December 31, 2013 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Trended Per member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(80,787)
(4)%	(53,858)
(2)%	(26,929)
2%	26,929
4%	53,858
6%	80,787
The following per-share amounts are based on a combined federal and state statutory tax rate of 37%, and 46.9 million diluted shares outstanding for the year ended December 31, 2013. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at December 31, 2013, net income for the year ended December 31, 2013 would increase or decrease by approximately $16.4 million, or $0.35 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at December 31, 2013, net income for the year ended December 31, 2013 would increase or decrease by approximately $8.5 million, or $0.18 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $81.8 million, or $1.74 per diluted share, and $42.4 million, or $0.91 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $16.4 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
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
The development of IBNP is a continuous process that we monitor and refine on a monthly basis as additional claims payment information becomes available. As additional information becomes known to us, we adjust our actuarial model accordingly.
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
Refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 11, "Medical Claims and Benefits Payable," for additional information regarding the factors used to determine our changes in estimates of IBNP for all periods presented in the accompanying consolidated financial statements.
The following table presents the components of the change in our medical claims and benefits payable from continuing and discontinued operations combined for the periods indicated. The amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period were (more) or less than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per-member amounts)
Balances at beginning of period	$494,530	$402,476	$354,356
Components of medical care costs related to:
Current period	5,434,443	5,136,055	3,911,803
Prior period	(52,779)	(39,295)	(51,809)
Total medical care costs	5,381,664	5,096,760	3,859,994

Change in non-risk provider payables	111,267	(7,004)	20,630

Payments for medical care costs related to:
Current period	4,932,195	4,689,395	3,564,030
Prior period	385,479	308,307	268,474
Total paid	5,317,674	4,997,702	3,832,504
Balances at end of period	$669,787	$494,530	$402,476
Benefit from prior periods as a percentage of:
Balance at beginning of period	10.7%	9.8%	14.6%
Premium revenue	0.9%	0.7%	1.2%
Medical care costs	1.0%	0.8%	1.3%

Claims Data:
Days in claims payable, fee for service	43	40	40
Number of members at end of period	1,931,000	1,797,000	1,697,000
Number of claims in inventory at end of period	145,800	122,700	111,100
Billed charges of claims in inventory at end of period	$276,500	$255,200	$207,600
Claims in inventory per member at end of period	0.08	0.07	0.07
Billed charges of claims in inventory per member end of period	$143.19	$142.01	$122.33
Number of claims received during the period	21,317,500	20,842,400	17,207,500
Billed charges of claims received during the period	$21,414,600	$19,429,300	$14,306,500
Commitments and Contingencies
We are not an obligor to or guarantor of any indebtedness of any other party, except for our obligation to pay benefits under policies in-force relating to an insurance subsidiary we sold in the first quarter of 2012 in the event such benefits are not paid by the reinsurer or current owner. This transaction is more fully described in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 20, "Commitments and Contingencies."
We are not a party to off-balance sheet financing arrangements, except for operating leases which are disclosed in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 20 ,"Commitments and Contingencies."

Contractual Obligations
In the table below, we present our contractual obligations as of December 31, 2013. Some of the amounts we have included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	Total	2014	2015-2016	2017-2018	2019 and Beyond
Principal amount of convertible senior notes (1)	$737,000	$187,000	$—	$—	$550,000
Medical claims and benefits payable	669,787	669,787	—	—	—
Lease financing obligations	392,021	11,065	23,136	24,545	333,275
Operating leases	109,038	29,117	39,086	27,266	13,569
Lease financing obligations - related party	84,974	3,330	14,018	15,088	52,538
Contingent consideration liability (2)	57,548	57,548	—	—	—
Interest on long-term debt	42,642	11,447	12,375	12,375	6,445
Purchase commitments	27,522	21,548	5,974	—	—
Total contractual obligations	$2,120,532	$990,842	$94,589	$79,274	$955,827
_______________________________

(1)	Represents the principal amounts due on our 1.125% Cash Convertible Senior Notes due 2020 and our 3.75% Convertible Senior Notes due 2014.

(2)
Represents the estimate of contingent consideration due to the sellers in connection with two business combinations completed in 2013, of which $38.1 million was paid in January 2014. The remaining balance is payable in 2014. For further information, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 4, "Business Combinations."

As of December 31, 2013, we have recorded approximately $8.0 million of unrecognized tax benefits. The above table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. For further information, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 14, "Income Taxes."
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk
Refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," Note 5, "Fair Value Measurements," and Note 6, "Investments."
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
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2014

MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Amounts in thousands, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$935,895	$795,770
Investments	703,052	342,845
Receivables	298,935	149,682
Income tax refundable	32,742	—
Deferred income taxes	26,556	32,443
Prepaid expenses and other current assets	42,484	28,386
Total current assets	2,039,664	1,349,126
Property, equipment, and capitalized software, net	292,083	221,443
Deferred contract costs	45,675	58,313
Intangible assets, net	98,871	77,711
Goodwill	230,738	151,088
Restricted investments	63,093	44,101
Auction rate securities	10,898	13,419
Derivative asset	186,351	—
Other assets	35,564	19,621
	$3,002,937	$1,934,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$669,787	$494,530
Accounts payable and accrued liabilities	319,965	184,034
Deferred revenue	122,216	141,798
Income taxes payable	—	6,520
Current maturities of long-term debt	182,008	1,155
Total current liabilities	1,293,976	828,037
Convertible senior notes	416,368	175,468
Lease financing obligations	159,394	—
Lease financing obligations - related party	27,092	—
Other long-term debt	—	86,316
Deferred income taxes	580	37,900
Derivative liability	186,239	1,307
Other long-term liabilities	26,351	23,480
Total liabilities	2,110,000	1,152,508
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding:	46	47
45,871 shares at December 31, 2013 and 46,762 shares at December 31, 2012
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	340,848	285,524
Accumulated other comprehensive loss	(1,086)	(457)
Treasury stock, at cost; outstanding: 111 shares at December 31, 2012	—	(3,000)
Retained earnings	553,129	500,200
Total stockholders’ equity	892,937	782,314
	$3,002,937	$1,934,822

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per-share data)
Revenue:
Premium revenue	$6,179,170	$5,544,121	$4,211,493
Premium tax revenue	172,017	158,991	154,589
Service revenue	204,535	187,710	160,447
Investment income	6,890	5,075	5,446
Rental income and other revenue	26,322	18,312	8,288
Total revenue	6,588,934	5,914,209	4,540,263
Operating expenses:
Medical care costs	5,380,124	4,991,188	3,664,161
Cost of service revenue	161,494	141,208	143,987
General and administrative expenses	665,996	518,615	393,452
Premium tax expenses	172,017	158,991	154,589
Depreciation and amortization	72,743	63,114	48,253
Total operating expenses	6,452,374	5,873,116	4,404,442
Operating income	136,560	41,093	135,821
Other expenses, net:
Interest expense	52,071	16,769	15,519
Other expense, net	3,343	945	—
Total other expenses, net	55,414	17,714	15,519
Income from continuing operations before income tax expense	81,146	23,379	120,302
Income tax expense	36,316	10,513	42,914
Income from continuing operations	44,830	12,866	77,388
Income (loss) from discontinued operations, net of tax (benefit) expense of $(9,912), $(1,238), and $922, respectively	8,099	(3,076)	(56,570)
Net income	$52,929	$9,790	$20,818

Basic income per share:
Income from continuing operations	$0.98	$0.28	$1.69
Income (loss) from discontinued operations	0.18	(0.07)	(1.24)
Basic net income per share	$1.16	$0.21	$0.45
Diluted income per share:
Income from continuing operations	$0.96	$0.27	$1.67
Income (loss) from discontinued operations	0.17	(0.06)	(1.22)
Diluted net income per share	$1.13	$0.21	$0.45
Weighted average shares outstanding:
Basic	45,717	46,380	45,756
Diluted	46,862	46,999	46,425

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$52,929	$9,790	$20,818
Other comprehensive (loss) income, before tax:
Gross unrealized investment (loss) gain	(1,015)	1,529	1,167
Effect of income tax (benefit) expense	(386)	581	380
Other comprehensive (loss) income, net of tax	(629)	948	787
Comprehensive income	$52,300	$10,738	$21,605

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Outstanding	Amount					Total
	(In thousands)
Balance at January 1, 2011	45,463	$45	$251,612	$(2,192)	$469,592	$—	$719,057
Net income	—	—	—	—	20,818	—	20,818
Other comprehensive income, net of tax	—	—	—	787	—	—	787
Purchase of treasury stock	—	—	—	—	—	(7,000)	(7,000)
Retirement of treasury stock	(400)	—	(7,000)	—	—	7,000	—
Employee stock grants and employee stock plan purchases	752	1	20,473	—	—	—	20,474
Tax benefit from employee stock compensation	—	—	937	—	—	—	937
Balance at December 31, 2011	45,815	46	266,022	(1,405)	490,410	—	755,073
Net income	—	—	—	—	9,790	—	9,790
Other comprehensive income, net of tax	—	—	—	948	—	—	948
Purchase of treasury stock	(111)	—	—	—	—	(3,000)	(3,000)
Employee stock grants and employee stock plan purchases	1,058	1	16,361	—	—	—	16,362
Tax benefit from employee stock compensation	—	—	3,141	—	—	—	3,141
Balance at December 31, 2012	46,762	47	285,524	(457)	500,200	(3,000)	782,314
Net income	—	—	—	—	52,929	—	52,929
Other comprehensive loss, net of tax	—	—	—	(629)	—	—	(629)
Purchase of treasury stock	(1,710)	(2)	—	—	—	(52,660)	(52,662)
Retirement of treasury stock	—	—	(55,660)	—	—	55,660	—
Issuance of warrants	—	—	78,997	—	—	—	78,997
Employee stock grants and employee stock plan purchases	819	1	30,385	—	—	—	30,386
Tax benefit from employee stock compensation	—	—	1,602	—	—	—	1,602
Balance at December 31, 2013	45,871	$46	$340,848	$(1,086)	$553,129	$—	$892,937

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Operating activities:
Net income	$52,929	$9,790	$20,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,866	78,764	74,383
Deferred income taxes	(31,047)	(9,887)	13,836
Stock-based compensation	28,694	20,018	17,052
Amortization of convertible senior notes and lease financing obligations	22,820	5,942	5,512
Amortization of premium/discount on investments	11,787	6,746	7,242
Amortization of deferred financing costs	3,692	1,089	2,818
Change in fair value of derivatives	3,378	1,307	—
Change in fair value of contingent consideration liabilities	(2,400)	—	—
Loss on disposal of property and equipment	1,345	2,608	—
Tax deficiency from employee stock compensation	(73)	(526)	(714)
Gain on sale of subsidiary	—	(1,747)	—
Impairment of goodwill and intangible assets	—	—	64,575
Gain on acquisition	—	—	(1,676)
Changes in operating assets and liabilities:
Medical claims and benefits payable	175,257	92,054	48,120
Receivables	(149,253)	18,216	352
Accounts payable and accrued liabilities	60,996	23,345	2,778
Income taxes	(39,262)	18,172	(24,855)
Prepaid expenses and other current assets	(23,064)	(8,958)	3,308
Deferred revenue	(19,582)	90,851	(8,154)
Net cash provided by operating activities	190,083	347,784	225,395
Investing activities:
Purchases of investments	(770,083)	(306,437)	(345,968)
Sales and maturities of investments	399,595	298,006	302,667
Purchases of equipment	(98,049)	(78,145)	(60,581)
Net cash paid in business combinations	(61,521)	—	(84,253)
Increase in restricted investments	(18,992)	(2,647)	(4,064)
Change in deferred contract costs	12,638	(11,610)	(42,830)
Proceeds from sale of subsidiary, net of cash surrendered	—	9,162	—
Change in other noncurrent assets and liabilities	(6,899)	(1,913)	(1,898)
Net cash used in investing activities	(543,311)	(93,584)	(236,927)
Financing activities:
Proceeds from issuance of 1.125% Notes, net of deferred issuance costs	537,973	—	—
Proceeds from sale-leaseback transactions	158,694	—	—
Purchase of 1.125% Notes call option	(149,331)	—	—
Proceeds from issuance of warrants	75,074	—	—
Treasury stock purchases	(52,662)	(3,000)	(7,000)
Principal payments on term loan	(47,471)	(1,129)	—
Repayment of amount borrowed under credit facility	(40,000)	(20,000)	—
Proceeds from employee stock plans	9,402	8,205	7,347
Excess tax benefits from employee stock compensation	1,674	3,667	1,651
Amount borrowed under credit facility	—	60,000	—
Amount borrowed under term loan	—	—	48,600
Credit facility fees paid	—	—	(1,125)
Net cash provided by financing activities	493,353	47,743	49,473
Net increase in cash and cash equivalents	140,125	301,943	37,941
Cash and cash equivalents at beginning of period	795,770	493,827	455,886
Cash and cash equivalents at end of period	$935,895	$795,770	$493,827

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$95,240	$(4,634)	$54,663
Interest	$34,881	$10,099	$11,399
Schedule of non-cash investing and financing activities:
Retirement of treasury stock	$55,662	$—	$7,000
Common stock used for stock-based compensation	$(7,711)	$(11,862)	$(3,926)
Non-cash lease financing obligations - related party	$27,211	$—	$—
Details of business combinations:
Fair value of assets acquired	$(121,801)	$—	$(81,256)
Fair value of contingent consideration liabilities incurred	59,948	—	—
Payable to seller	—	—	(1,952)
Decrease in fair value of liabilities assumed	—	—	(1,045)
Escrow deposit	332	—	—
Net cash paid in business combinations	$(61,521)	$—	$(84,253)
Details of change in fair value of derivatives:
Gain on 1.125% Call Option	$37,020	$—	$—
Loss on embedded cash conversion option	(36,908)	—	—
Loss on 1.125% Warrants	(3,923)	—	—
Gain (loss) on interest rate swap	433	(1,307)	—
Change in fair value of derivatives	$(3,378)	$(1,307)	$—
Details of sale of subsidiary:
Decrease in carrying value of assets	$—	$30,942	$—
Decrease in carrying value of liabilities	—	(23,527)	—
Gain on sale	—	1,747	—
Proceeds from sale of subsidiary, net of cash surrendered	$—	$9,162	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment.
Our Health Plans segment consists of health plans in 11 states, and includes our direct delivery business. As of December 31, 2013, these health plans served approximately 1.9 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in California.
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
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
Market Updates - Health Plans Segment
California. In the fourth quarter of 2013, our California health plan entered into a settlement agreement with the California Department of Health Care Services. The agreement settled rate disputes initiated by our California health plan dating back to 2003 with respect to its participation in California’s Medicaid program. See Note 20, "Commitments and Contingencies," for further information.
Florida. In the fourth quarter of 2013, our Florida health plan and the Florida Agency for Health Care Administration (AHCA), agreed to a settlement under which we have been awarded contracts to serve three regions under the Florida Statewide Medicaid Managed Care Managed Medical Assistance Invitation to Negotiate. The contracts are expected to commence in the second half of 2014. During 2014 we will also cease to serve members in three separate regions. As a result of these changes, we expect to experience a moderate increase in membership at our Florida health plan in 2014.
Also in the fourth quarter of 2013, we began to serve approximately 3,000 members under the Florida's Statewide Medicaid Managed Care Long-Term Care Program. This program includes long-term care benefits, including institutional and home and community-based services.
New Mexico. On August 1, 2013 our New Mexico health plan closed on its acquisition of the Lovelace Community Health Plan’s contract for the New Mexico Medicaid Salud! Program, under which Lovelace’s Medicaid members became Molina Healthcare Medicaid members. See Note 4, "Business Combinations," for further information.
In the first quarter of 2013, we announced that our New Mexico health plan was selected by the New Mexico Human Services Department (HSD) to participate in the new Centennial Care program, which replaced and consolidated the state's legacy Medicaid programs effective January 1, 2014. In addition to continuing to provide physical and acute health care services, under the new program our New Mexico health plan expanded its services to provide behavioral health and long-term care services. The selection of our New Mexico health plan was made by HSD pursuant to its RFP issued in August 2012.
South Carolina. In the third quarter of 2013, we entered into an agreement with Community Health Solutions of America, Inc. (CHS) to acquire certain assets, including the rights to convert certain of CHS’ Medicaid members covered by South Carolina’s full-risk Medicaid managed care program. See Note 4, "Business Combinations," for further information.
Market Updates - Molina Medicaid Solutions Segment
Maine. In the fourth quarter of 2013, Molina Medicaid Solutions of Maine entered into an agreement which, among other things, extended our MMIS contract with the state of Maine through August 2020.

U.S. Virgin Islands and West Virginia. In 2012, Molina Medicaid Solutions of West Virginia secured a partnership with the United States Virgin Islands (USVI). The partnership involves processing the USVI’s Medicaid claims using West Virginia’s certified Medicaid management information system. On August 1, 2013 the system went live, marking the first Medicaid management information system (MMIS) for a U.S. Territory, and the first to be shared between two government agencies on a single business processing platform.
Louisiana. In 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intended to award the contract for a replacement MMIS to a different vendor, CNSI. However, in March 2013, the state of Louisiana cancelled its contract award to CNSI. CNSI is currently challenging the contract cancellation. The state has informed us that we will continue to perform under our current contract until a successor is named. At such time as a new RFP may be issued, we intend to respond to the state's RFP. For the year ended December 31, 2013, our revenue under the Louisiana MMIS contract was $40.5 million, or 19.8% of total service revenue. So long as our Louisiana MMIS contract continues, we expect to recognize $40 million of service revenue annually under this contract.
Consolidation
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries, and variable interest entities in which Molina Healthcare, Inc. is considered to be the primary beneficiary. See Note 19, “Variable Interest Entities,” for more information regarding these variable interest entities. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the periods presented have been included; such adjustments consist of normal recurring adjustments. All significant inter-company balances and transactions have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for periods subsequent to their acquisition.
Presentation and Reclassifications
We previously reported that our Medicaid managed care contract with the state of Missouri expired without renewal on June 30, 2012. Effective June 30, 2013, the transition obligations associated with that contract terminated. Therefore, we have reclassified the results relating to the Missouri health plan to discontinued operations for all periods presented. These results are presented in a single line item, net of taxes, in the consolidated statements of income. Additionally, we abandoned our equity interests in the Missouri health plan during the second quarter of 2013, resulting in the recognition of a tax benefit of $9.5 million, which is also included in discontinued operations in the consolidated statements of income. The Missouri health plan's premium revenues amounted to $0.2 million, $114.4 million and $229.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We have reclassified certain amounts in the 2012 consolidated balance sheet, and 2012 and 2011 statements of income and cash flows to conform to the 2013 presentation, including the presentation of premium tax revenue as a separate line item in the consolidated statements of income.
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
In general, our available-for-sale securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. Our auction rate securities are classified as non-current assets. For comprehensive discussions of the fair value and classification of our current and non-current investments, including auction rate securities, see Note 5, “Fair Value Measurements,” Note 6, “Investments,” and Note 10, “Restricted Investments.”
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

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Depreciation, and amortization of capitalized software, continuing operations	$54,837	$42,938	$30,803
Amortization of intangible assets, continuing operations	17,906	20,176	17,450
Depreciation and amortization, continuing operations	72,743	63,114	48,253
Depreciation and amortization, discontinued operations	2	590	2,437
Amortization recorded as reduction of service revenue	2,914	1,571	6,822
Amortization of capitalized software recorded as cost of service revenue	18,207	13,489	16,871
Total	$93,866	$78,764	$74,383
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

Identifiable intangible assets associated with Molina Medicaid Solutions are classified as either contract backlog or customer relationships as follows:

•
The contract backlog intangible asset comprises all contractual cash flows anticipated to be received during the remaining contracted period for each specific contract relating to work that was performed prior to acquisition. Because each acquired contract constitutes a single revenue stream, amortization of the contract backlog intangible is recorded to contra-service revenue so that amortization is matched to any revenues associated with contract performance that occurred prior to the acquisition date. The contract backlog intangible asset is amortized on a straight-line basis for each specific contract over periods generally ranging from one to six years. The contract backlog intangible assets will be fully amortized in 2015.

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
On February 17, 2012, we received notification that our Missouri Health plan's contract with the state of Missouri would expire without renewal on June 30, 2012. As a result, we recorded a total non-cash impairment charge of $64.6 million in the fourth quarter of 2011, of which $6.1 million related to finite-lived intangible assets, and $58.5 million related to goodwill, discussed below. The impairment charge comprised substantially all intangible assets relating to contract rights and licenses, and provider networks recorded at the time of our acquisition of the Missouri health plan in 2007. The non-cash impairment charge is included in the discontinued operations line item, net of tax, in the statement of income. No significant impairment charges relating to long-lived assets, including intangible assets, were recorded in the years ended December 31, 2013, and 2012.

Goodwill
Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
To determine whether goodwill is impaired, we measure the fair values of our reporting units and compare them to the carrying values of the respective units, including goodwill. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared to the carrying amount of goodwill to determine whether goodwill is impaired.
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

In connection with our Missouri health plan as described above, we recorded a non-cash impairment charge of $58.5 million in the fourth quarter of 2011, which is included in the discontinued operations line item, net of taxes, in the statement of income. The impairment charge comprised all of the goodwill recorded at the time of our acquisition of the Missouri health plan in 2007, and was not tax deductible. No impairment charges relating to goodwill were recorded in the years ended December 31, 2013, and 2012.
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
Other Assets
Other assets primarily includes deferred financing costs associated with our convertible senior notes and lease financing obligations, and certain investments held in connection with our employee deferred compensation program. The deferred financing costs are being amortized on a straight-line basis over the terms of the convertible senior notes and lease financing obligations.
Delegated Provider Insolvency
Circumstances may arise where providers to whom we have delegated risk are unable to pay claims they have incurred with third parties in connection with referral services (including hospital inpatient services) provided to our members. The inability of delegated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures may force us to pay such claims even when we have no legal obligation to do so. To reduce the risk that delegated providers are unable to pay referral claims, we monitor the operational and financial performance of such providers. We also maintain contingency plans that include transferring members to other providers in response to potential network instability.
In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us. Such liabilities were not material at December 31, 2013 and 2012.

Premium Revenue
Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the year ended December 31, 2013, we received approximately 97% of our premium revenue as a fixed amount per member per month (PMPM), pursuant to our contracts with state Medicaid agencies, Medicare and other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.

The following table summarizes premium revenue from continuing operations for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
California	$749,755	12.1%	$665,600	12.0%	$567,677	13.5%
Florida	264,998	4.3	228,832	4.1	203,904	4.8
Illinois	8,121	0.1	—	—	—	—
Michigan	676,000	11.0	646,551	11.7	623,394	14.8
New Mexico	446,758	7.2	321,853	5.8	328,706	7.8
Ohio	1,098,795	17.8	1,095,137	19.7	912,219	21.7
Texas	1,291,001	20.9	1,233,621	22.2	402,178	9.5
Utah	310,895	5.0	298,392	5.4	287,290	6.8
Washington	1,168,405	18.9	974,712	17.6	808,458	19.2
Wisconsin	143,465	2.3	70,678	1.3	69,552	1.7
Direct delivery	20,977	0.4	8,745	0.2	8,115	0.2
	$6,179,170	100%	$5,544,121	100%	$4,211,493	100%
For the year ended December 31, 2013, we recognized approximately 3% of our premium revenue in the form of “birth income” — a one-time payment for the delivery of a child — from the Medicaid programs in all of our state health plans except New Mexico. Such payments are recognized as revenue in the month the birth occurs.
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
Health Plan Medical Cost Floors (Minimums), and Administrative Cost and Profit Ceilings (Maximums): A portion of certain premiums received by our California, Florida, Illinois, New Mexico, and Washington health plans may be returned to the state if certain minimum amounts are not spent on defined medical care costs, or if administrative costs or profits exceed certain amounts. In Ohio, the state may levy sanctions on us if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $1.4 million and $0.3 million at December 31, 2013, and December 31, 2012, respectively.
Texas Health Plan Profit Sharing: Under our contract with the state of Texas, there is a profit-sharing agreement under which we pay a rebate to the state of Texas if our Texas health plan generates pretax income, as defined in the contract, above a certain specified percentage, as determined in accordance with a tiered rebate schedule. We are limited in the amount of administrative costs that we may deduct in calculating the rebate, if any. As a result of profits in excess of the amount we are allowed to fully retain, we had accrued an aggregate liability of $2.5 million and $3.2 million pursuant to our profit-sharing agreement with the state of Texas at December 31, 2013 and December 31, 2012, respectively.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS, our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of $20.8 million and $0.3 million for anticipated Medicare risk adjustment premiums at December 31, 2013 and December 31, 2012, respectively.
(2) Quality incentives that allow us to recognize incremental revenue if certain quality standards are met.
At our New Mexico, Ohio, Texas and Wisconsin health plans, incremental revenue ranging from 0.75% to 5.00% of health plan premiums is earned if certain performance measures are met. We estimate the amount of revenue that will ultimately be realized for the periods presented based on our experience and expertise in meeting the quality and administrative measures as well as our ongoing and current monitoring of our progress in meeting those measures. The amount of the revenue that we will realize under these contractual provisions is determinable based upon that experience.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of December 31, 2013 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of December 31, 2013.

	Year Ended December 31, 2013
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Premium Revenue Recognized
	(In thousands)
New Mexico	$3,113	$2,618	$154	$2,772	$446,758
Ohio	12,093	3,465	606	4,071	1,098,795
Texas	43,688	37,053	5,995	43,048	1,291,001
Wisconsin	4,417	2,667	2,301	4,968	143,465
	$63,311	$45,803	$9,056	$54,859	$2,980,019

	Year Ended December 31, 2012
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Premium Revenue Recognized
	(In thousands)
New Mexico	$2,244	$1,889	$643	$2,532	$321,853
Ohio	12,033	8,079	966	9,045	1,095,137
Texas	58,516	52,521	—	52,521	1,233,621
Wisconsin	1,771	—	593	593	70,678
	$74,564	$62,489	$2,202	$64,691	$2,721,289

	Year Ended December 31, 2011
	Maximum Available Quality Incentive Premium – Current Year	Amount of Current Year Quality Incentive Premium Revenue Recognized	Amount of Quality Incentive Premium Revenue Recognized from Prior Year	Total Quality Incentive Premium Revenue Recognized	Total Premium Revenue Recognized
	(In thousands)
New Mexico	$2,271	$1,558	$378	$1,936	$328,706
Ohio	10,212	8,363	3,501	11,864	912,219
Texas	—	—	—	—	402,178
Wisconsin	1,705	542	—	542	69,552
	$14,188	$10,463	$3,879	$14,342	$1,712,655
Medical Care Costs
Expenses related to medical care services are captured in the following categories:

•
Fee-for-service: Nearly all hospital services and the majority of our primary care and physician specialist services are paid on a fee-for-service basis. Under all fee-for-service arrangements, we retain the financial responsibility for medical care provided. Expenses related to fee-for-service contracts are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit manager are included in fee-for-service costs.

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

•	Direct delivery: Costs associated with our operation and/or management of primary care clinics and hospital services in California, Florida, New Mexico, Virginia, and Washington.

•
Other: Other medical care costs include medically related administrative costs, certain provider incentive costs, reinsurance cost, and other health care expense. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, disease management, and 24-hour on-call nurses. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2013, 2012, and 2011, medically related administrative costs were $153.0 million, $125.2 million, and $99.3 million, respectively.

The following table provides the details of our consolidated medical care costs from continuing operations for the periods indicated (dollars in thousands, except PMPM amounts):

	Year Ended December 31,
	2013			2012			2011
	Amount	PMPM	% of Total	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee-for-service	$3,611,529	$160.43	67.1%	$3,423,751	$161.67	68.6%	$2,587,380	$136.72	70.6%
Pharmacy	935,204	41.54	17.4	835,830	39.47	16.7	418,019	22.09	11.4
Capitation	603,938	26.83	11.2	552,136	26.07	11.1	505,892	26.73	13.8
Direct delivery	48,288	2.14	0.9	33,920	1.60	0.7	29,683	1.57	0.8
Other	181,165	8.05	3.4	145,551	6.87	2.9	123,187	6.51	3.4
Total	$5,380,124	$238.99	100.0%	$4,991,188	$235.68	100.0%	$3,664,161	$193.62	100.0%
The Missouri health plan's medical care costs, which are not included in the table above, amounted to $1.5 million, $105.6 million, and $195.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are incurred but not paid (IBNP). Our IBNP claims reserve, as reported in our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. For further information, see Note 11, “Medical Claims and Benefits Payable.”
We report reinsurance premiums as medical care costs, while related reinsurance recoveries are reported as deductions from medical care costs. We limit our risk of catastrophic losses by maintaining high deductible reinsurance coverage. We do not consider this coverage to be material because the cost is not significant and the likelihood that coverage will apply is low.

Taxes Based on Premiums
Certain of our health plans are assessed a tax based on premium revenue collected. The premium revenues we receive from these states include the premium tax assessment. We have reported these taxes on a gross basis, as premium tax revenue and as premium tax expense in the consolidated statements of income. Prior to 2013, premium tax revenue was included in premium revenue. The presentation change affected only premium revenue amounts previously reported, by reducing premium revenue for the amount now included in premium tax revenue. There is no effect on income from continuing operations, net income, or per-share amounts. This change was made to more clearly present the portion of premium revenue paid to us as a result of a related premium tax, and therefore not available to the general operations of our health plans. All prior periods presented have been adjusted to conform to this presentation.
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was recorded as of December 31, 2013, or 2012.
Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI), of a MMIS. An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. While providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support and maintenance. Our Molina Medicaid Solutions contracts may extend over a number of years, particularly in circumstances where we deliver extensive and complex DDI services, such as the initial design, development and implementation of a complete MMIS. We receive progress payments from the state during the performance of DDI services based upon the attainment of predetermined milestones. Following the completion of DDI, we generally receive a flat monthly payment for BPO services.
We have evaluated our Molina Medicaid Solutions contracts to determine if such arrangements include a software element. Based on this evaluation, we have concluded that these arrangements do not include a software element, and are therefore multiple-element service arrangements.
Additionally, we evaluate each required deliverable under our multiple-element service arrangements to determine whether it qualifies as a separate unit of accounting. Such evaluation is generally based on whether the deliverable has standalone value to the customer. If the deliverable has standalone value, the arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent.
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
Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, and because we are unable to determine a pattern of performance of services during the contract period, we recognize all revenue (both the DDI and BPO elements) associated with such contracts on a straight-line basis over the period during which BPO, hosting, and support and maintenance services are delivered. Therefore, absent any contingencies as discussed in the following paragraph, or contract extensions, we would recognize all revenue associated with those contracts over the initial contract period. When a contract is extended, we generally consider the extension to be a continuation of the single unit of accounting; therefore, the deferred revenue as of the extension date is recognized prospectively over the new remaining term of the contract. In cases where there is no DDI element associated with our contracts, BPO revenue is recognized on a monthly basis as specified in the applicable contract or contract extension.
Provisions specific to each contract may, however, lead us to modify this general principle. In those circumstances, the right of the state to refuse acceptance of services, as well as the related obligation to compensate us, may require us to delay recognition of all or part of our revenue until that contingency (the right of the state to refuse acceptance) has been removed. In those circumstances, we defer recognition of any contingent revenue (whether DDI, BPO services, hosting, and support and maintenance services) until the contingency has been removed. These types of contingency features are present in our Maine and Idaho contracts, for example. In those states, we deferred recognition of revenue until the contingencies were removed.
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

Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes and nondeductible compensation and other general and administrative expenses. The effective tax rate may be subject to fluctuations during the year as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. For further discussion and disclosure, see Note 14, “Income Taxes.”

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Funds Prime Series — Institutional Class, and the PFM Funds Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. As of December 31, 2013, and 2012, our investments with PFM amounted to approximately $374 million and $428 million, respectively. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Our investments consist solely of investment grade debt securities with a maximum maturity of five years and an average duration of two years or less. Restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our health plan subsidiaries operate.
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
We operate health plans in 11 states, primarily as a direct contractor with the states, and in Los Angeles County, California, as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. Our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.
Recent Accounting Pronouncements
Health Care Federal Excise Tax. In July 2011, the Financial Accounting Standards Board (FASB) issued guidance related to accounting for the fees to be paid by health insurers to the federal government under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (ACA). The ACA imposes an annual fee, or excise tax, on health insurers for each calendar year beginning on or after January 1, 2014. The excise tax will be imposed beginning in 2014 based on a company's share of the industry's net premiums written during the preceding calendar year.
The new guidance specifies that the liability for the excise tax should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the excise tax is payable, with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the excise tax over the calendar year that it is payable. The new guidance is effective for annual reporting periods beginning after December 31, 2013, when the excise tax initially becomes effective. As enacted, this health care federal excise tax is non-deductible for income tax purposes, and is anticipated to be significant. It is yet undetermined how this excise tax will be factored into the calculation of our premium rates, if at all. Accordingly, adoption of this guidance and the enactment of this excise tax as currently written is expected to have a material impact on our financial position, results of operations, and cash flows in future periods. We estimate that our portion of the excise tax in 2014 will be approximately $85 million.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (AICPA), and the Securities and Exchange Commission (SEC), did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.
3. Net Income per Share
The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	December 31,
	2013	2012	2011
	(In thousands)
Shares outstanding at the beginning of the period	46,762	45,815	45,463
Weighted-average number of shares repurchased	(1,445)	(2)	(160)
Weighted-average number of shares issued	400	567	453
Denominator for basic net income per share	45,717	46,380	45,756
Dilutive effect of employee stock options and stock grants (1)	643	619	669
Dilutive effect of convertible senior notes (2)	502	—	—
Denominator for diluted net income per share	46,862	46,999	46,425
_______________________________

(1)
Unvested restricted shares are included in the calculation of diluted net income per share when their grant date fair values are below the average fair value of our common shares for each of the periods presented. Options to purchase common shares are included in the calculation of diluted net income per share when their exercise prices are below the average fair value of our common shares for each of the periods presented. For the years ended December 31, 2013, 2012, and 2011 there were approximately 51,000, 87,000 and 137,000 anti-dilutive weighted options, respectively. For the years ended December 31, 2013 and 2011 anti-dilutive restricted shares were insignificant. For the year ended December 31, 2012 there were approximately 304,000 anti-dilutive restricted shares.

(2)
Potentially dilutive shares issuable pursuant to our 1.125% Warrants (defined in Note 12, "Long-Term Debt") were not included in the computation of diluted net income per share for the year ended December 31, 2013, because to do so would have been anti-dilutive. Potentially dilutive shares issuable pursuant to our 3.75% Notes (defined in Note 12, "Long-Term Debt") were not included in the computation of diluted net income per share for the years ended December 31, 2012, and 2011 because to do so would have been anti-dilutive.

4. Business Combinations

Health Plans Segment

South Carolina. On July 26, 2013, we entered into an agreement with Community Health Solutions of America, Inc. (CHS) to acquire certain assets, including the rights to convert certain of CHS’ Medicaid members covered by South Carolina’s full-risk Medicaid managed care program, consistent with our stated strategy to enter new markets. The conversion of such members was contingent on our successful receipt of an HMO license from the South Carolina Department of Insurance, the award to Molina Healthcare of a full-risk Medicaid managed care contract by the South Carolina Department of Health and Human Services, and the state's conversion to a full-risk Medicaid managed care program. Each of these three conditions was satisfied by January 2014, and on January 1, 2014 approximately 137,000 members were converted to the managed care program and enrolled with our South Carolina health plan. We expect the final purchase price for the acquisition to amount to approximately $63 million, of which $7.5 million was paid in the third quarter of 2013, and $38.1 million was paid in January 2014.

Because the number of members we will ultimately convert to the Medicaid managed care program was unknown as of the acquisition date, we recorded an initial contingent consideration liability on the acquisition date amounting to $57.5 million. As of December 31, 2013, we expected the remaining purchase price payable to range from approximately $46 million to $59 million, although the theoretical maximum amount of the payment would be based on the total number of Medicaid members in the state of South Carolina. As of December 31, 2013, we recorded the fair value of the liability amounting to $55.4 million, which represents the remaining purchase price associated with the CHS membership we currently expect to enroll through the purchase price determination date. The final determination date for substantially the entire purchase price will occur in the second quarter of 2014. We will continue to remeasure the contingent consideration liability to fair value at each quarter until the contingency is resolved with adjustments, if any, recorded to operations. The fair value adjustment we recorded from the date of acquisition to December 31, 2013, was a decrease to the liability of $2.1 million, resulting in a gain recorded to operations.

In connection with this transaction, we recorded goodwill, which relates to future economic benefits arising from expected synergies achieved in the transaction. Such synergies include use of our existing infrastructure to support our health plan operations in South Carolina. We also recorded intangible assets, for which accumulated amortization was immaterial as of December 31, 2013. We expect to record amortization of $1.9 million per year in the years 2014 through 2018. The goodwill and intangible assets amounts are indicated in the table below.

New Mexico. Consistent with our stated strategy to expand within existing markets, on August 1, 2013 our New Mexico health plan closed on its acquisition of the Lovelace Community Health Plan’s contract for the New Mexico Medicaid Salud! Program, under which Lovelace’s Medicaid members became Molina Healthcare Medicaid members. As part of this acquisition, we also added membership covered under New Mexico’s State Coverage Insurance (SCI) program with Lovelace in 2013. Effective January 1, 2014, members in the SCI program were a) enrolled in the Centennial Care program as Medicaid members, or b) eligible to enroll in New Mexico’s health insurance marketplace. We expect the final purchase price for the acquisition to amount to approximately $53 million, of which $51.0 million was paid in 2013. As of December 31, 2013, the New Mexico health plan's membership increased by approximately 80,000 members as a result of this transaction.

Because the number of SCI members we will ultimately retain was unknown as of the acquisition date, we recorded an initial contingent consideration liability on the acquisition date amounting to $6.0 million, which was immediately reduced to $2.5 million when we made the acquisition date initial payment. As of December 31, 2013, the fair value of the liability was $2.2 million, which represents the remaining purchase price associated with the SCI program membership we currently expect to enroll, as of the final determination date of the purchase price in the second quarter of 2014. We will continue to remeasure the contingent consideration liability to fair value at each quarter until the contingency is resolved with adjustments, if any, recorded to operations. We believe the contingent consideration liability may decrease further as we learn more about how many SCI members we will retain, but is unlikely to increase. The fair value adjustment we recorded from the date of acquisition to December 31, 2013, was a decrease to the liability of $0.3 million, resulting in a gain recorded to operations.

In connection with this transaction, we recorded goodwill, which relates to future economic benefits arising from expected synergies achieved in the transaction. Such synergies include use of our existing infrastructure to support the added membership. We also recorded intangible assets, for which accumulated amortization was immaterial as of December 31, 2013. We expect to record amortization of $1.8 million per year in the years 2014 through 2018. The goodwill and intangible assets amounts are indicated in the table below.

Florida. In the second quarter of 2013, our Florida health plan acquired assets relating to the Statewide Medicaid Managed Care Long-Term Care Program from Neighborly Care Network, Inc. The final purchase price for this acquisition was $3.3 million. Accumulated amortization as of December 31, 2013, and future amortization for this acquisition are immaterial.

The following table presents assets acquired and the weighted average useful life for the major asset categories for the business combinations in 2013:

	Fair Value of Assets Acquired - Health Plans Segment
	Weighted average useful life	South Carolina	New Mexico	Florida	Total
	(Years)	(In thousands)
Membership conversion rights	12.0	$21,800	$—	$—	$21,800
Contract rights	10.6	—	18,300	—	18,300
Other finite-lived intangibles	7.7	1,060	—	990	2,050
Goodwill	Indefinite	42,140	35,178	2,332	79,650
		$65,000	$53,478	$3,322	$121,800

Acquisition costs relating to these transactions were immaterial individually and in the aggregate. The amounts recorded as goodwill represent intangible assets that do not qualify for separate recognition as identifiable intangible assets. The entire amounts recorded as goodwill are deductible for income tax purposes. Goodwill is not amortized, but is subject to an annual impairment test.

Molina Center. In late 2011, we acquired a 460,000 square foot office building located in Long Beach, California. The building (referred to as the Molina Center), consists of two conjoined fourteen-story office towers on approximately five acres of land. For the last several years we have leased approximately 155,000 square feet of the Molina Center for use as our corporate headquarters and also for use by our California health plan subsidiary. The final purchase price was approximately $81 million, which amount was paid with a combination of cash on hand and bank financing under a term loan agreement. We acquired this business primarily to facilitate space needs for the projected future growth of the Company. In the second quarter of 2013 we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of the Molina Center. Due to our continuing involvement with the leased property, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the property. See Note 12, "Long-Term Debt."
5. Fair Value Measurements
Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, other current assets, a derivative asset, trade accounts payable, medical claims and benefits payable, long-term debt, a derivative liability, contingent consideration, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:
Level 1 — Observable Inputs. Our Level 1 financial instruments recorded at fair value consist of investments including government-sponsored enterprise securities (GSEs) and U.S. treasury notes that are classified as current investments in the accompanying consolidated balance sheets. These financial instruments are actively traded and therefore the fair value for these securities is based on quoted market prices on one or more securities exchanges.
Level 2 — Directly or Indirectly Observable Inputs. Our Level 2 financial instruments recorded at fair value consist of investments including corporate debt securities, municipal securities, and certificates of deposit that are classified as current investments in the accompanying consolidated balance sheets. Such investments are traded frequently though not necessarily daily. Fair value for these investments is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets.
Level 3 — Unobservable Inputs. Our Level 3 financial instruments recorded at fair value consist of derivative financial instruments relating to our 1.125% Notes, including the 1.125% Call Option asset, and the embedded cash conversion option liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of December 31, 2013 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 12, “Long-Term Debt,” and Note 13, “Derivative Financial Instruments,” the 1.125% Call Option asset and the embedded cash conversion option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
Level 3 financial instruments also include contingent consideration liabilities, primarily relating to the acquisition in South Carolina as described in Note 4, "Business Combinations," and recorded to accounts payable and accrued liabilities in our consolidated balance sheets. We applied discounted cash flow analysis to determine the fair value of the contingent consideration liabilities. Significant unobservable inputs primarily related to the probability weighted present values of the purchase price estimates for the projected membership. As of December 31, 2013, we have estimated that such South Carolina acquisition membership could range from approximately 120,000 to 140,000 members, as updated to reflect the successful conversion of membership to our health plan effective January 1, 2014.
Finally, Level 3 financial instruments include non-current auction rate securities that are designated as available-for-sale, and are reported at fair value. To estimate the fair value of these securities we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of December 31, 2013.

Our financial instruments measured at fair value on a recurring basis at December 31, 2013, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$449,772	$—	$449,772	$—
GSEs	68,817	68,817	—	—
Municipal securities	113,330	—	113,330	—
U.S. treasury notes	37,376	37,376	—	—
Certificates of deposit	33,757	—	33,757	—
Auction rate securities	10,898	—	—	10,898
1.125% Call Option derivative asset	186,351	—	—	186,351
Total assets measured at fair value on a recurring basis	$900,301	$106,193	$596,859	$197,249

Embedded cash conversion option derivative liability	$186,239	$—	$—	$186,239
Contingent consideration liabilities	57,548	—	—	57,548
Total liabilities measured at fair value on a recurring basis	$243,787	$—	$—	$243,787
Our financial instruments measured at fair value on a recurring basis at December 31, 2012, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$191,008	$—	$191,008	$—
GSEs	29,525	29,525	—	—
Municipal securities	75,848	—	75,848	—
U.S. treasury notes	35,740	35,740	—	—
Certificates of deposit	10,724	—	10,724	—
Auction rate securities	13,419	—	—	13,419
Total assets measured at fair value on a recurring basis	$356,264	$65,265	$277,580	$13,419

Interest rate swap derivative liability	$1,307	$—	$1,307	$—

The following tables present activity relating to our assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Changes in Level 3 Instruments
	Auction Rate Securities	Derivatives, Net	Contingent Consideration Liabilities

Balance at December 31, 2011	$16,134	$—	$—
Net unrealized gains included in other comprehensive income	1,635	—	—
Auction rate securities settlements	(4,350)	—	—
Balance at December 31, 2012	13,419	—	—
Net unrealized gains included in other comprehensive income	729	—	—
Net unrealized losses included in other expenses	—	(3,810)	—
Derivative issuance	—	(75,074)	—
Auction rate securities settlements	(3,250)	—	—
Derivative re-designation	—	78,996	—
Acquisitions	—	—	(57,548)
Balance at December 31, 2013	$10,898	$112	$(57,548)
The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at December 31, 2013	$541	$—	$—
The amount of total unrealized gains for the period included in other comprehensive income attributable to the change in accumulated other comprehensive losses relating to assets still held at December 31, 2012	$1,059	$—	$—
Fair Value Measurements - Disclosure Only
The carrying amounts and estimated fair values of our long-term debt, as well as the applicable fair value hierarchy tier, are contained in the tables below. Our convertible senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. The credit facility was repaid and terminated in February 2013, and the term loan was repaid in June 2013.

	December 31, 2013
	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$416,368	$572,627	$—	$572,627	$—
3.75% Notes	181,872	219,491	—	219,491	—
	$598,240	$792,118	$—	$792,118	$—

	December 31, 2012
	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
3.75% Notes	$175,468	$208,460	$—	$208,460	$—
Term loan	47,471	47,471	—	—	47,471
Credit facility	40,000	40,000	—	—	40,000
	$262,939	$295,931	$—	$208,460	$87,471

6. Investments
The following tables summarize our investments as of the dates indicated:

	December 31, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Corporate debt securities	$450,162	$442	$832	$449,772
GSEs	68,898	6	87	68,817
Municipal securities	114,126	119	915	113,330
U.S. treasury notes	37,360	44	28	37,376
Certificates of deposit	33,756	2	1	33,757
Subtotal - current investments	704,302	613	1,863	703,052
Auction rate securities	11,400	—	502	10,898
	$715,702	$613	$2,365	$713,950

	December 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Corporate debt securities	$190,545	$528	$65	$191,008
GSEs	29,481	45	1	29,525
Municipal securities	75,909	185	246	75,848
U.S. treasury notes	35,700	42	2	35,740
Certificates of deposit	10,715	9	—	10,724
Subtotal - current investments	342,350	809	314	342,845
Auction rate securities	14,650	—	1,231	13,419
	$357,000	$809	$1,545	$356,264

The contractual maturities of our investments as of December 31, 2013 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$350,488	$350,605
Due one year through five years	353,814	352,447
Due after ten years	11,400	10,898
	$715,702	$713,950

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Net realized investment gains for the year ended December 31, 2013, 2012, and 2011 were $0.3 million, $0.3 million, and $0.4 million, respectively.
We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities, discussed below, we have determined that unrealized gains and losses at December 31, 2013, and 2012, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2013.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$210,057	$802	91	$2,540	$30	3
GSEs	53,308	87	21	—	—	—
Municipal securities	30,715	398	49	31,091	517	39
U.S. treasury notes	12,037	28	11	—	—	—
Certificates of deposit	414	1	2	—	—	—
Auction rate securities	—	—	—	10,898	502	15
	$306,531	$1,316	174	$44,529	$1,049	57
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
Auction Rate Securities. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008, and such auctions have not resumed. Therefore, quoted prices in active markets have not been available since early 2008. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 17 years to 32 years. Considering the relative insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction rate securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at December 31, 2013. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $70.7 million of these instruments at par value.
For the year ended December 31, 2013 and 2012, we recorded pretax unrealized gains of $0.7 million and $1.6 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future impairment was other-than-temporary, we would record a charge to earnings as appropriate.

7. Receivables
Health Plans segment receivables consist primarily of amounts due from the various states in which we operate. Such receivables are subject to potential retroactive adjustments. Because all of our receivable amounts are readily determinable and our creditors are in almost all instances state governments, our allowance for doubtful accounts is immaterial. Accounts receivable increased as of December 31, 2013, primarily due to certain intermediary arrangements with state agencies entered into in the third quarter of 2013. For further information on these arrangements, refer to Note 11, "Medical Claims and Benefits Payable."

	December 31,
	2013	2012
	(In thousands)
Health Plans segment:
California	$148,654	$28,553
Florida	2,901	953
Illinois	5,773	—
Michigan	15,253	12,873
New Mexico	17,056	9,059
Ohio	43,969	40,980
Texas	9,736	7,459
Utah	10,953	3,359
Washington	13,455	17,587
Wisconsin	8,087	4,098
Direct delivery and other	2,463	2,177
Total Health Plans segment	278,300	127,098
Molina Medicaid Solutions segment	20,635	22,584
	$298,935	$149,682

8. Property, Equipment, and Capitalized Software
A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2013	2012
	(In thousands)
Land	$15,764	$15,764
Building and improvements	165,670	124,163
Furniture and equipment	131,478	97,865
Capitalized software	187,105	154,708
	500,017	392,500
Less: accumulated depreciation and amortization on building and improvements, furniture and equipment	(103,918)	(84,156)
Less: accumulated amortization for capitalized software	(104,016)	(86,901)
	(207,934)	(171,057)
Property, equipment, and capitalized software, net	$292,083	$221,443
Depreciation recognized for building and improvements, and furniture and equipment was $26.6 million, $20.5 million, and $17.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of capitalized software was $46.4 million, $36.2 million, and $30.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Molina Center. As described in Note 4, "Business Combinations," we acquired the Molina Center in December 2011. Subsequently, in June 2013 we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of the

Molina Center. Due to our continuing involvement with the leased property, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the property. See Note 12, "Long-Term Debt."
Future minimum rental income on noncancelable leases from third party tenants of the Molina Center is now considered to be sublease rental income, and continues to be reported in rental income in our consolidated statements of income. The future minimum rental income is as follows:

(In thousands)
2014	$4,192
2015	4,110
2016	3,542
2017	3,742
2018	3,581
Thereafter	2,832
Total minimum future rentals	$21,999
9. Goodwill and Intangible Assets
Other intangible assets are amortized over their useful lives ranging from one to 15 years. The weighted average amortization period for contract rights and licenses is approximately 10 years, for customer relationships is approximately five years, for backlog is approximately three years, and for provider networks is approximately 10 years. Based on the balances of our identifiable intangible assets as of December 31, 2013, we estimate that our intangible asset amortization will be $20.4 million in 2014, $14.7 million in 2015, $12.7 million in 2016, $12.4 million in 2017, and $12.1 million in 2018. The following table provides the details of identified intangible assets, by major class, for the periods indicated. For a description of our goodwill and intangible assets by reportable segment, refer to Note 21, “Segment Information.”

	Cost	Accumulated Amortization	Net Balance
	(In thousands)
Intangible assets:
Contract rights and licenses	$176,428	$92,789	$83,639
Customer relationships	24,550	18,801	5,749
Contract backlog	23,600	19,624	3,976
Provider networks	13,370	7,863	5,507
Balance at December 31, 2013	$237,948	$139,077	$98,871
Intangible assets:
Contract rights and licenses	$135,932	$81,376	$54,556
Customer relationships	24,550	12,513	12,037
Contract backlog	23,600	17,870	5,730
Provider networks	11,990	6,602	5,388
Balance at December 31, 2012	$196,072	$118,361	$77,711
The following table presents the balances of goodwill as of December 31, 2013 and 2012:

	December 31, 2012	Acquisitions	December 31, 2013
	(In thousands)
Goodwill, gross	$209,618	$79,650	$289,268
Accumulated impairment losses	(58,530)	—	(58,530)
Goodwill, net	$151,088	$79,650	$230,738
The change in the carrying amount in 2013 was due to the acquisitions described in Note 4, "Business Combinations."

10. Restricted Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by state authorities in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. Additionally, in connection with the Molina Medicaid Solutions contracts with the states of Maine and Idaho, we maintain restricted investments as collateral for letters of credit. The following table presents the balances of restricted investments:

	December 31,
	2013	2012
	(In thousands)
California	$373	$373
Florida	9,242	5,738
Illinois	310	310
Michigan	1,014	1,014
New Mexico	24,622	15,915
Ohio	9,080	9,082
Texas	3,500	3,503
Utah	3,301	3,126
Washington	151	151
Other	1,196	4,889
Total Health Plans segment	52,789	44,101
Molina Medicaid Solutions segment	10,304	—
	$63,093	$44,101
The contractual maturities of our held-to-maturity restricted investments as of December 31, 2013 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$58,542	$58,543
Due one year through five years	4,551	4,555
	$63,093	$63,098

11. Medical Claims and Benefits Payable
As of December 31, 2013, medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. As of December 31, 2013, we recorded non-risk provider payables relating to such intermediary arrangements of $151.3 million.
The following table presents the components of the change in our medical claims and benefits payable from continuing and discontinued operations combined for the periods indicated. The amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period were (more) or less than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balances at beginning of period	$494,530	$402,476	$354,356
Components of medical care costs related to:
Current period	5,434,443	5,136,055	3,911,803
Prior periods	(52,779)	(39,295)	(51,809)
Total medical care costs	5,381,664	5,096,760	3,859,994

Change in non-risk provider payables	111,267	(7,004)	20,630

Payments for medical care costs related to:
Current period	4,932,195	4,689,395	3,564,030
Prior periods	385,479	308,307	268,474
Total paid	5,317,674	4,997,702	3,832,504
Balances at end of period	$669,787	$494,530	$402,476
Benefit from prior period as a percentage of:
Balance at beginning of period	10.7%	9.8%	14.6%
Premium revenue	0.9%	0.7%	1.2%
Medical care costs	1.0%	0.8%	1.3%
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
As indicated above, the amounts ultimately paid out on our liabilities in fiscal years 2013, 2012, and 2011 were less than what we had expected when we had established our reserves. For example, during the years ended December 31, 2013, 2012 and 2011, the amounts ultimately paid out were less than the amount of the reserves we had established as of December 31, 2012, 2011 and 2010, by 10.7%, 9.8% and 14.6%, respectively. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We recognized favorable prior period claims development in the amount of $52.8 million for the year ended December 31, 2013. This amount represents our estimate as of December 31, 2013, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2012 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2012 was due primarily to the following factors:

•
At our Washington health plan certain high-cost newborns, as well as other high-cost disabled members, were covered by the health plan effective July 1, 2012. At the end of 2012, we had limited claims history with which to estimate the claims liability of these members, and overstated the liability for such members.

•	At our New Mexico health plan, we overestimated the impact of certain high-dollar outstanding claim payments as of December 31, 2012.

•	At our Ohio health plan, we overestimated the impact of several potential high-dollar claims relating to our aged, blind or disabled (ABD) members.
We recognized favorable prior period claims development in the amount of $39.3 million for the year ended December 31, 2012. This amount represents our estimate as of December 31, 2012, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2011 was more than the amount that would ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2011 was due primarily to the following factors:

•	At our Washington health plan, we underestimated the amount of recoveries we would collect for certain high-cost newborn claims, resulting in an overestimation of reserves at year end.

•	At our Texas health plan, we overestimated the cost of new members in STAR+PLUS (the name of our ABD program in Texas), in the Dallas region.

•
In early 2011, the state of Michigan was delayed in the enrollment of newborns in managed care plans; the delay was resolved by mid-2011. This caused a large number of claims with older dates of service to be paid during late 2011, resulting in an artificial increase in lag time for claims payment at our Michigan health plan. We adjusted reserves downward for this issue at December 31, 2011, but the adjustment did not capture all of the claims overestimation.

•
The overestimation of our liability for medical claims and benefits payable was partially offset by an underestimation of that liability at our Missouri health plan, as a result of the costs associated with an unusually large number of premature infants during the fourth quarter of 2011.

We recognized favorable prior period claims development in the amount of $51.8 million for the year ended December 31, 2011. This amount represents our estimate as of December 31, 2011, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2010 was more than the amount that would ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2010 was due primarily to the following factors:

•	At our Ohio health plan, we overestimated the impact of a buildup in claims inventory.

•	At our California health plan, we overestimated the impact of the settlement of disputed provider claims.

•	At our New Mexico health plan, we underestimated the impact of a reduction in the outpatient facility fee schedule.
In estimating our claims liability at December 31, 2013, we adjusted our base calculation to take account of the numerous factors that we believe will likely change our final claims liability amount. We believe that the most significant among those factors are:

•	At our Texas health plan, we have noted an unusually large number of claims dated older than 12 months. This has caused distortion in the claims lag pattern that we use to estimate incurred claims.

•
At our Michigan health plan, there were a large number of claim recoveries recorded in June 2013 due to overpayments that resulted from a system configuration issue. These recoveries impacted the completion factors used to estimate incurred claims. While we attempted to remove this distortion from the claims data to develop a more accurate reserve estimate, this type of correction in claims data added a degree of uncertainty for the Michigan reserves as of December 31, 2013.

•
The state of Florida changed their inpatient Medicaid payment methodology effective July 1, 2013. The majority of our Florida health plan’s provider contracts were also changed accordingly. These changes were intended to be cost neutral, but may have an impact on our specific mix of claims and providers. Also, a new Florida long-term care product became effective on December 1, 2013. This product covers some members who are institutionalized and others who could become institutionalized and would incur very high costs. This added a degree of uncertainty to the reserve estimate as of December 31, 2013.

•
Our Ohio health plan added approximately 25,000 Temporary Assistance for Needy Families (TANF) program members from new regions effective July 1, 2013. Also effective July 1, 2013, the health plan began covering blind and disabled children under a new product. These two new groups of members added a degree of uncertainty to the reserve estimate as of December 31, 2013.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held as part of the liability at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2013, 2012 and 2011, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In these years, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because replenishment of reserves in the respective periods generally offset the benefit from the prior period.

12. Long-Term Debt
As of December 31, 2013, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
1.125% Notes	$550,000	$—	$—	$—	$—	$—	$550,000
3.75% Notes	187,000	187,000	—	—	—	—	—
	$737,000	$187,000	$—	$—	$—	$—	$550,000
1.125% Cash Convertible Senior Notes due 2020
In February 2013, we issued $550.0 million aggregate principal amount of 1.125% Cash Convertible Senior Notes due 2020 (the 1.125% Notes). This transaction included the initial issuance of $450.0 million on February 11, 2013, plus the exercise of the full amount of the $100.0 million over-allotment option on February 13, 2013. The aggregate net proceeds of the 1.125% Notes were $463.7 million, after payment of the net cost of the Call Spread Overlay described below and in Note 13, “Derivative Financial Instruments,” and deferred issuance costs. Additionally, we used $50.0 million of the net proceeds to purchase shares of our common stock (see Note 15, “Stockholders' Equity”), and $40.0 million to repay the principal owed under our Credit Facility.
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
The 1.125% Notes contain an embedded cash conversion option. We have determined that the embedded cash conversion option is a derivative financial instrument, required to be separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the embedded cash conversion option transaction settles or expires. The initial fair value of the embedded cash conversion option liability was $149.3 million, which simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). For further discussion of the derivative financial instruments relating to the 1.125% Notes, refer to Note 13, “Derivative Financial Instruments.”
As noted above, the reduced carrying value on the 1.125% Notes resulted in a debt discount that is amortized to the 1.125% Notes' principal amount through the recognition of interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 1.125% Notes is approximately 5.9%, which was imputed based on the amortization of the debt discount over the remaining term of the 1.125% Notes. As of December 31, 2013, we expect the 1.125% Notes to be outstanding until their January 15, 2020 maturity date, for a remaining amortization period of 6.0 years. The 1.125% Notes' if-converted value did not exceed their principal amount as of December 31, 2013.
In connection with the issuance of the 1.125% Notes, we paid approximately $16.9 million in transaction costs. Such costs have been allocated to the 1.125% Notes, the 1.125% Call Option (defined below) and the 1.125% Warrants (defined below) according to their relative fair values. The amount allocated to the 1.125% Notes, or $12.0 million, was capitalized and will be amortized over the term of the 1.125% Notes. The aggregate amount allocated to the 1.125% Call Option and 1.125% Warrants, or $4.9 million, was recorded to interest expense in the first quarter of 2013.
1.125% Notes Call Spread Overlay
Concurrent with the issuance of the 1.125% Notes, we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes (the Counterparties). These transactions are collectively referred to as the Call Spread Overlay. Under the Call Spread Overlay, the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by the sales price of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes. We used $149.3 million of the proceeds from the settlement of the 1.125% Notes to pay for the 1.125% Call Option, and simultaneously received $75.1 million for the sale of the 1.125% Warrants, for a net cash outlay of $74.2 million for the Call Spread Overlay. The 1.125% Call Option is a derivative financial instrument. Until April 22, 2013, the 1.125% Warrants were classified as derivative financial instruments; refer to Note 13, “Derivative Financial Instruments” for further discussion.
Aside from the initial payment of a premium to the Counterparties of $149.3 million, for the 1.125% Call Option, we will not be required to make any cash payments to the Counterparties under the 1.125% Call Option, and will be entitled to receive from the Counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the 1.125% Call Options during the relevant valuation period. The strike price under the 1.125% Call Option is initially equal to the conversion price of the 1.125% Notes. Additionally, if the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Pursuant to the 1.125% Warrants, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances.
3.75% Convertible Senior Notes due 2014
We had $187.0 million of 3.75% Convertible Senior Notes due 2014 (the 3.75% Notes) outstanding as of December 31, 2013. The 3.75% Notes rank equally in right of payment with our existing and future senior indebtedness. The 3.75% Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the 3.75% Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock. In addition, if certain corporate transactions that constitute a change of control occur prior to maturity, we will increase the conversion rate in certain circumstances. Prior to July 2014, holders may convert their 3.75% Notes only under the following circumstances:

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
We will deliver cash and shares of our common stock, if any, upon conversion of each $1,000 principal amount of 3.75% Notes, as follows:

•
An amount in cash (the "principal return") equal to the sum of, for each of the 20 Volume-Weighted Average Price (VWAP) trading days during the conversion period, the lesser of the daily conversion value for such VWAP trading day and fifty dollars (representing 1/20th of one thousand dollars); and

•	A number of shares based upon, for each of the 20 VWAP trading days during the conversion period, any excess of the daily conversion value above fifty dollars.
The proceeds from the issuance of the 3.75% Notes have been allocated between a liability component and an equity component. The reduced carrying value on the 3.75% Notes resulted in a debt discount that is amortized back to the 3.75% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 3.75% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 3.75% Notes is 7.5%, principally based on the seven-year U.S. Treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. As of December 31, 2013, we expect the 3.75% Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 9 months; we intend to repay the $187.0 million principal amount due on that date from available cash at the parent company. As of December 31, 2013, the 3.75% Notes’ if-converted value exceeded their principal amount by approximately $11.1 million. The 3.75% Notes' if-converted value did not exceed their principal amount as of December 31, 2012. At December 31, 2013, the equity component of the 3.75% Notes, net of the impact of deferred taxes, was $24.0 million.
The principal amounts, unamortized discount and net carrying amounts of the convertible senior notes were as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
December 31, 2013:
1.125% Notes	$550,000	$133,632	$416,368
3.75% Notes	187,000	5,128	181,872
	$737,000	$138,760	$598,240
December 31, 2012:
3.75% Notes	$187,000	$11,532	$175,468

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$12,427	$7,012	$7,012
Amortization of the discount	22,103	5,942	5,512
Total interest cost recognized	$34,530	$12,954	$12,524

Lease Financing Obligations
In June 2013 we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of two properties, including the Molina Center located in Long Beach, California, and the building that houses our Ohio health plan located in Columbus, Ohio. We sold the two properties for $158.7 million in the aggregate. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. The carrying values of these properties, including the related intangible assets, amounted to $76.8 million in the aggregate as of December 31, 2013. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated and amortized over their remaining useful lives. The sales price was recorded as a lease financing obligation, which is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. As of December 31, 2013, the aggregate lease financing obligation for these properties amounted to $159.4 million. Rent will increase 3% per year through the initial term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Associated transaction costs, amounting to $3.5 million, have been deferred and will be amortized over the initial lease term. For information regarding the future minimum rental income, refer to Note 8, "Property, Equipment, and Capitalized Software." For information regarding the future minimum lease obligation, refer to Note 20, “Commitments and Contingencies.”
As described and defined in further detail in Note 18, "Related Party Transactions," we entered into a lease for office space in February 2013 consisting of two office buildings then under construction, one of which was completed in June 2013. We have concluded that we are the accounting owner of the construction projects because of our continuing involvement in those projects. Therefore, we have recorded $26.6 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of December 31, 2013, which represents the total cost, including imputed interest, incurred by the Landlord for the completed office building, and thus far for the construction project still in process. As of December 31, 2013, the aggregate amount recorded to lease financing obligations for the construction projects amounted to $27.2 million. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Interest expense for the year ended December 31, 2013 was $1.3 million. In addition to the capitalization of the costs incurred by the Landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was immaterial for the year ended December 31, 2013. For information regarding the future minimum lease obligation, refer to Note 20, “Commitments and Contingencies.”
Term Loan
In December 2011, we entered into a term loan agreement with various lenders and East West Bank to borrow $48.6 million to finance a portion of the purchase price for the Molina Center, located in Long Beach, California. In June 2013, we repaid the principal balance outstanding under the term loan on that date with proceeds we received in the sale-leaseback transaction described above.
Credit Facility
In February 2013, we used $40.0 million of the net proceeds from the offering of the 1.125% Notes to repay all of the outstanding indebtedness under our $170 million revolving Credit Facility, with various lenders and U.S. Bank National Association, as Line of Credit Issuer, Swing Line Lender, and Administrative Agent. As of December 31, 2012, there was $40.0 million outstanding under the Credit Facility.
We terminated the Credit Facility in connection with the issuance of the 1.125% Notes. Two letters of credit in the aggregate principal amount of $10.3 million that reduced the amount available for borrowing under the Credit Facility as of December 31, 2012, were transferred to direct issue letters of credit with another financial institution. Such direct issue letters of credit are collateralized by restricted investments.

13. Derivative Financial Instruments
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

		December 31,
	Balance Sheet Location	2013	2012
		(In thousands)
Derivative asset:
1.125% Call Option	Non-current assets: Derivative asset	$186,351	$—

Derivative liability:
Embedded cash conversion option	Non-current liabilities: Derivative liability	$186,239	$—
Interest rate swap	Non-current liabilities: Derivative liability	—	1,307
		$186,239	$1,307
Our derivative financial instruments do not qualify for hedge treatment, therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of income, in other expense. The following table summarizes the gains (losses) recorded in the periods presented. There were no gains or losses for the year ended December 31, 2011.

	Year Ended December 31,
	2013	2012
Derivative gains (losses):
1.125% Call Option	$37,020	$—
Embedded cash conversion option	(36,908)	—
1.125% Warrants	(3,923)	—
Interest rate swap	433	(1,307)
	$(3,378)	$(1,307)
1.125% Notes Call Spread Overlay
As described in Note 12, "Long-Term Debt," we entered into a Call Spread Overlay, whereby the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by the sales price of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes.
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
Until April 22, 2013, the 1.125% Warrants were recorded as a derivative liability that required mark-to-market accounting treatment due to certain terms in the 1.125% Warrants that prevented such instruments being considered to be indexed in our common stock. Effective April 22, 2013, we entered into amended and restated warrant confirmations with the Counterparties to clarify these terms, such that 1.125% Warrants are no longer considered to be derivative instruments, and were re-designated as additional paid-in capital. In 2013, we recorded a loss for the change in fair value of the 1.125% Warrants from February 15, 2013 to April 22, 2013.
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

Interest Rate Swap
In May 2012, we entered into a $42.5 million notional amount interest rate swap agreement, (Swap Agreement), with an effective date of March 1, 2013. The Swap Agreement was intended to reduce our exposure to fluctuations in the contractual variable interest rates under our term loan agreement that was repaid in June 2013. The Swap Agreement was measured and reported at fair value on a recurring basis, within Level 2 of the fair value hierarchy. In June 2013, we settled the interest rate swap for $0.9 million.
14. Income Taxes
The provision for income taxes for continuing operations consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$66,883	$23,019	$24,435
State	581	1,254	1,587
Total current	67,464	24,273	26,022
Deferred:
Federal	(25,498)	(9,205)	16,905
State	(5,650)	(4,555)	(13)
Total deferred	(31,148)	(13,760)	16,892
Total provision for income taxes	$36,316	$10,513	$42,914
A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.5)	(9.2)	0.9
Change in unrecognized tax benefits	(3.7)	0.7	(0.3)
Nondeductible compensation	9.6	6.2	—
Nondeductible lobbying	1.6	4.2	0.6
Purchase accounting adjustment	—	—	(0.8)
Nondeductible fair value of 1.125% Warrants	2.4	—	—
Change in fair value of contingent consideration liabilities	(0.3)	4.8	—
Other	0.7	3.3	0.3
Effective tax rate	44.8%	45.0%	35.7%

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
During 2013, 2012, and 2011 excess tax benefits from shared-based compensation were $1.6 million, $3.1 million, and $0.9 million respectively. These amounts were recorded as a decrease to income taxes payable and an increase to additional paid-in capital.
Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(In thousands)
Accrued expenses	$19,545	$15,381
Reserve liabilities	1,712	2,936
State taxes	(1,323)	(606)
Other accrued medical costs	2,540	2,518
Net operating losses	27	27
Unrealized losses (gains)	380	(283)
Unearned premiums	10,543	15,675
Prepaid expenses	(5,354)	(4,390)
Basis in debt	(2,162)	—
Deferred compensation	2,087	1,611
Other, net	(928)	176
Valuation allowance	(511)	(602)
Deferred tax asset, net of valuation allowance — current	26,556	32,443
Reserve liabilities	1,909	2,013
State tax credit carryover	7,027	4,149
Net operating losses	2,326	3,341
Unrealized losses	286	563
Depreciation and amortization	(40,433)	(44,198)
Deferred compensation	3,404	3,323
Lease financing obligation	27,543	—
Debt basis	466	(5,410)
Other, net	(24)	702
Valuation allowance	(3,084)	(2,383)
Deferred tax liability, net of valuation allowance — long term	(580)	(37,900)
Net deferred income tax asset (liability)	$25,976	$(5,457)
At December 31, 2013, we had federal and state net operating loss carryforwards of $0.2 million and $57.2 million, respectively. The federal net operating loss begins expiring in 2018, and state net operating losses begin expiring in 2015. The utilization of the net operating losses is subject to certain limitations under federal law.
At December 31, 2013, we had California enterprise zone tax credit carryovers of $10.8 million which expire in 2024.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2013, $3.6 million of deferred tax assets did not satisfy the recognition criteria due to uncertainty regarding the realization of some of our state tax operating loss carryforwards. We increased our valuation allowance $0.6 million from $3.0 million at December 31, 2012 to $3.6 million as of December 31, 2013.
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

The roll-forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Gross unrecognized tax benefits at beginning of period	$(10,622)	$(10,712)	$(10,962)
Increases in tax positions for prior years	—	(441)	(137)
Decreases in tax positions for prior years	3,615	320	—
Increases in tax positions for current year	(2,084)	—	—
Decreases in tax positions for current year	886	—	—
Lapse in statute of limitations	175	211	387
Gross unrecognized tax benefits at end of period	$(8,030)	$(10,622)	$(10,712)
The total amount of unrecognized tax benefits at December 31, 2013, 2012 and 2011 that, if recognized, would affect the effective tax rates is $5.7 million, $7.4 million and $7.4 million, respectively. Approximately $5.9 million of the unrecognized tax benefits recorded at December 31, 2013 relates to a tax position claimed on a state refund claim that will not result in a cash payment for income taxes if our claim is denied. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $6.2 million due the resolution to the state refund claim as well as the normal expiration of statutes of limitation.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013, December 31, 2012, and December 31, 2011, we had accrued $79,000, $56,000, and $65,000, respectively, for the payment of interest and penalties.
We are under examination, or may be subject to examination, by the Internal Revenue Service (IRS) for calendar years 2010 through 2013. We are under examination, or may be subject to examination, in certain state and local jurisdictions, with the major jurisdictions being California, Utah, and Michigan, for the years 2004 through 2013.
15. Stockholders’ Equity
Stockholders' equity increased $110.6 million during the year ended December 31, 2013. The increase was primarily due to the $79.0 million re-designation of the 1.125% Warrants as additional paid-in capital, net income of $52.9 million, and $32.0 million related to employee stock transactions, partially offset by $52.7 million in repurchases of our common stock, as described in further detail below.
Common Shares Authorized. On May 1, 2013, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 80,000,000 to 150,000,000.
1.125% Warrants. Pursuant to the 1.125% Warrants, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. The 1.125% Warrants will generally begin to expire in the 160 trading day measurement following April 15, 2020.
We will not receive any additional proceeds if the 1.125% Warrants are exercised. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.125% Warrants. As described in Note 13, "Derivative Financial Instruments," we re-designated the 1.125% Warrants as additional paid-in capital during the second quarter of 2013, resulting in an increase to stockholders' equity.
Securities Repurchases and Repurchase Program. In connection with the issuance and settlement of the 1.125% Notes, we used a portion of the net proceeds from the offering to repurchase $50 million of our common stock in negotiated transactions with institutional investors in the offering, concurrently with the pricing of the offering. In February 2013, we repurchased a total of 1,624,959 shares at $30.77 per share, which was our closing stock price on that date.
Effective as of September 30, 2013, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements and other market conditions. Under this program, we purchased 85,086 shares of our common stock for $2.7 million (average cost of $31.28 per share) during November 2013. This newly authorized repurchase program extends through December 31, 2014, and replaces in its entirety, the $75 million repurchase program adopted by the board of directors in February 2013.
In December 2012, we purchased 110,988 shares of our common stock from certain Molina family trusts for an aggregate purchase price of $3.0 million. This purchase transaction was approved by our board of directors. The shares were purchased at a price of $27.03, representing the closing price per share of our common stock on December 26, 2012. See Note 18, "Related Party Transactions."
In October 2011, our board of directors authorized the repurchase of $75 million in aggregate of either our common stock or our 3.75% Notes (see Note 12, “Long-Term Debt”). The repurchase program expired in October 2012. No securities were purchased under this program in 2012.
Shelf Registration Statement. In May 2012, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.
Stock Plans. In connection with the stock plans described in Note 17, “Share-Based Compensation,” we issued approximately 820,000, and 1,057,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, stock plan activity resulted in increases to additional paid-in capital of $32.0 million and $19.5 million, respectively.
16. Employee Benefits
We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plan totaled $12.8 million, $10.7 million and $8.5 million in the years ended December 31, 2013, 2012, and 2011, respectively.
We also have a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.
17. Share-Based Compensation
At December 31, 2013, we had employee equity incentives outstanding under two plans: (1) the 2011 Equity Incentive Plan (2011 Plan); and (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded).
The 2011 Plan provides for the award of stock options, restricted shares and units, performance shares and units, and stock bonuses to the company’s officers, employees, directors, consultants, advisors, and other service providers. The 2011 Plan allows for the issuance of 4.5 million shares of common stock.
In March 2013, our named executive officers were granted restricted stock awards with performance conditions as follows: our chief executive officer was awarded 186,858 shares, our chief financial officer was awarded 93,429 shares, our chief operating officer was awarded 62,286 shares, our chief accounting officer was awarded 28,029 shares, and our general counsel was awarded 21,800 shares. These awards were apportioned into four equal increments, and will vest in accordance with the following four measures: (i) 1/4th will vest in equal 1/3rd increments over three years on March 1, 2014, March 1, 2015, and March 1, 2016; (ii) 1/4th will vest upon our achievement of three-year Total Stockholder Return (TSR) as determined by Institutional Shareholder Services Inc. (ISS) calculations for the three-year period ending December 31, 2013 equal to or greater than the 50th percentile within our ISS peer group; (iii) 1/4th shall vest upon our achievement of total revenue in any of the 2013, 2014, or 2015 fiscal years equal to or greater than $12 billion, and (iv) 1/4th shall vest upon our achievement of the three-year earnings before interest, taxes, depreciation and amortization (EBITDA) margin percentage for the three-year period ending December 31, 2013 equal to or greater than 2.5%. In the event the vesting conditions are not achieved, the awards shall lapse. As of December 31, 2013 the TSR- and EBITDA-related performance measures were achieved.
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

Under our employee stock purchase plan (ESPP), eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using the Black-Scholes option pricing model. For the years ended December 31, 2013, 2012, 2011, the inputs to this model were as follows: risk-free interest rates ranging from approximately 0.1% to 0.2%; expected volatilities ranging from approximately 30% to 50%, dividend yields of 0%, and an average expected life of 0.8 years. We issued approximately 299,600, 277,400 and 201,700 shares of our common stock under the ESPP during the years ended December 31, 2013, 2012, and 2011, respectively. In 2011, stockholders approved our 2011 ESPP, which superseded the 2002 Employee Stock Purchase Plan. The 2011 ESPP allows for the issuance of three million shares of common stock.
The following table illustrates the components of our share-based compensation expense that are reported in general and administrative expenses in the consolidated statements of income:

	Year Ended December 31,
	2013		2012		2011
	(In thousands)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
Restricted stock and performance awards	$26,116	$22,489	$18,106	$12,943	$15,914	$9,946
Employee stock purchase plan and stock options	2,578	2,012	1,912	1,613	1,138	712
	$28,694	$24,501	$20,018	$14,556	$17,052	$10,658
As of December 31, 2013, there was $20.1 million of total unrecognized compensation expense related to unvested restricted share awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 1.8 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 6.1% as of December 31, 2013. Also as of December 31, 2013, there was $0.6 million of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 2.0 years.
Restricted and performance stock activity for the year ended December 31, 2013 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2012	986,577	$23.74
Granted - restricted stock	587,706	32.15
Granted - performance stock	456,174	30.80
Vested - restricted stock	(669,075)	25.45
Forfeited	(61,530)	26.20
Unvested balance as of December 31, 2013	1,299,852	29.03
The total fair value of restricted and performance awards granted during the year ended December 31, 2013, 2012, and 2011 was $33.3 million, $16.2 million, and $18.4 million, respectively. The total fair value of restricted awards, including those with performance conditions, vested during the year ended December 31, 2013, 2012, and 2011 was $22.3 million, $25.4 million, and $12.2 million, respectively.
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
The total fair value of restricted stock units granted during the year ended December 31, 2012 was $0.3 million with a weighted average grant date fair value of $35.01. These restricted stock units vested during 2013. No restricted stock units were granted in 2013 and 2011 and there were no outstanding restricted stock units as of December 31, 2013.

Stock option activity for the year ended December 31, 2013 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In thousands)	(Years)
Stock options outstanding as of December 31, 2012	414,061	$22.39
Granted	45,000	33.02
Exercised	(79,540)	20.09
Forfeited	(300)	17.63
Stock options outstanding as of December 31, 2013	379,221	24.14	$4,024	3.4
Stock options exercisable and expected to vest as of December 31, 2013	379,221	24.14	$4,024	3.4
Exercisable as of December 31, 2013	324,221	22.58	$3,947	2.5
The weighted-average grant date fair value per share of stock options awarded to the new members of our board of directors during 2013 was $14.67. The weighted-average grant date fair value per share of the stock option awarded to the director appointed during 2012 was $13.97. We estimate the fair value of each stock option award on the grant date using the Black-Scholes option pricing model. To determine the fair value of these stock options we applied risk-free interest rates of 1.1% to 1.4%, expected volatilities of 41.3% to 43.0%, dividend yields of 0%, and expected lives of 6 years to 7 years. No stock options were granted in 2011. The following is a summary of information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$16.89 – $19.11	78,671	2.0	$19.05	78,671	$19.05
$20.88	147,000	3.2	20.88	147,000	20.88
$22.86 – $34.82	153,550	4.4	29.87	98,550	27.93
	379,221			324,221
18. Related Party Transactions
Leased Office Buildings
In February 2013, the Parent (as defined in Note 23, "Condensed Financial Information of Registrant,") entered into a lease (the “Lease”) with 6th & Pine Development, LLC (the “Landlord”) for office space located in Long Beach, California. The Lease consists of two office buildings, one of which is under construction. The first building which comprises approximately 90,000 square feet of office and storage space (Building A) was completed in June 2013; immediately following its completion, we occupied Building A and commenced lease payments. The second building (Building B) is expected to comprise approximately 120,000 square feet of office space.
The term of the Lease with respect to Building A commenced in June 2013, and the term of the Lease with respect to Building B is expected to commence in November 2014. The initial term of the Lease with respect to both buildings expires on December 31, 2024, subject to two options to extend the term for a period of five years each. Initial annual rent for Building A is approximately $2.6 million and initial annual rent for Building B is expected to be approximately $4.0 million. Rent will increase 3.75% per year through the initial term. Rent during the extension terms will be the greater of then-current rent or fair market rent. For information regarding the lease financing obligation, refer to Note 12, “Long-Term Debt.”
The principal members of the Landlord are John C. Molina, our Chief Financial Officer and a director of the Company, and his wife. In addition, in connection with the development of the buildings being leased, the Landlord has pledged shares of common stock in the Parent he holds as trustee. Dr. J. Mario Molina, our Chief Executive Officer and Chairman of the Board of Directors, holds a partial interest in such shares as trust beneficiary.

Stock Repurchase
In December 2012, the Parent purchased 110,988 shares of our common stock from certain Molina family trusts for an aggregate purchase price of $3.0 million. This purchase transaction was approved by our board of directors. The shares were purchased at a price of $27.03, representing the closing price per share of our common stock on December 26, 2012. The shares were purchased from the Janet M. Watt Separate Property Trust dated 10/22/2007, (Separate Property Trust), and the Watt Family Trust dated 10/11/1996 (Family Trust). Janet M. Watt is the sister, and her husband Lawrence B. Watt is the brother-in-law, of Dr. J. Mario Molina and John Molina. Ms. Watt is the sole trustee of the Separate Property Trust, and a co-trustee with Lawrence B. Watt of the Family Trust.
19. Variable Interest Entities
Joseph M. Molina M.D., Professional Corporations
The Joseph M. Molina, M.D. Professional Corporations (JMMPC) were created in 2012 to further advance our direct delivery business. JMMPC's sole shareholder is Dr. J. Mario Molina, our Chairman of the Board, President and Chief Executive Officer. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. JMMPC provides professional medical services to the general public for routine non-life threatening, outpatient health care needs. Substantially all of the individuals served by JMMPC are members of our health plans. JMMPC does not have agreements to provide professional medical services with any other entities.
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
We have determined that JMMPC is a variable interest entity (VIE), and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of December 31, 2013, JMMPC had total assets of $6.9 million, and total liabilities of $6.6 million. As of December 31, 2012, JMMPC had total assets of $1.4 million, and total liabilities of $1.1 million.
Our maximum exposure to loss as a result of our involvement with JMMPC is generally limited to the amounts needed to fund JMMPC's ongoing payroll and employee benefits. We believe that such loss exposure will be immaterial to our consolidated operating results and cash flows for the foreseeable future. We provided an initial cash infusion of $0.3 million to JMMPC in the first quarter of 2012 to fund its start-up operations. During 2013 our health plans did not receive any amounts from JMMPC under the terms of the affiliation agreement. During 2012 our health plans received $0.2 million from JMMPC under the terms of the affiliation agreement.

New Markets Tax Credit
During the fourth quarter of 2011, our New Mexico data center subsidiary entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC (Wells Fargo), its wholly owned subsidiary New Mexico Healthcare Data Center Investment Fund, LLC (Investment Fund), and certain of Wells Fargo's affiliated Community Development Entities (CDEs), in connection with our participation in the federal government's New Markets Tax Credit Program (NMTC). The NMTC was established by Congress in 2000 to facilitate new or increased investments in businesses and real estate projects in low-income communities. The NMTC attracts investment capital to low-income communities by permitting investors to receive a tax credit against their federal income tax return in exchange for equity investments in specialized financial institutions, called CDEs, which provide financing to qualified active businesses operating in low-income communities. The credit amounts to 39% of the original investment amount and is claimed over a period of seven years (five percent for each of the first three years, and six percent for each of the remaining four years). The investment in the CDE cannot be redeemed before the end of the seven-year period.
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
Because we are the primary beneficiary of the VIE, we have included it in our consolidated financial statements. Wells Fargo's contribution of $5.9 million is included in cash at December 31, 2013 and December 31, 2012 and the offsetting Wells Fargo's interest in the financing arrangement is included in other liabilities in the accompanying consolidated balance sheets.
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
20. Commitments and Contingencies
Certain Leasing Transactions
As described in Note 12, "Long-Term Debt," we entered into certain leasing transactions that have been classified as lease financing obligations. For the transaction entered into in June 2013, the initial lease term is 25 years, with five five-year renewal options. For the transaction relating to the construction project completed in June 2013, the initial lease term is 11.5 years, with two five-year renewal options.

Operating Leases
We lease administrative and clinic facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2023. Facility lease terms generally range from five to ten years with one to two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the lease period. Certain of our leases contain rent escalation clauses or lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the lease term.
Future minimum lease payments by year and in the aggregate under all operating leases and lease financing obligations consist of the following approximate amounts:

	Lease Financing Obligations	Lease Financing Obligations - Related Party	Operating Leases	Total
	(In thousands)
2014	$11,065	$3,330	$29,117	$43,512
2015	11,397	6,880	23,196	41,473
2016	11,739	7,138	15,890	34,767
2017	12,091	7,405	14,434	33,930
2018	12,454	7,683	12,832	32,969
Thereafter	333,275	52,538	13,569	399,382
Total minimum lease payments	$392,021	$84,974	$109,038	$586,033
Rental expense related to operating leases amounted to $24.5 million, $20.5 million, and $23.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The amounts reported in "Lease Financing Obligations," and "Lease Financing Obligations - Related Party," above represent our contractual lease commitments for the properties described in Note 12, "Long-Term Debt" under the subheading "Lease Financing Obligations." Payments under these leases adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income.
Employment Agreements
In 2002 we entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, which were amended and restated in 2009. These employment agreements had initial terms of one to three years and are subject to automatic one-year extensions thereafter. Should the executives be terminated without cause or resign for good reason before a change of control, as defined, we will pay one year’s base salary and termination bonus, as defined, in addition to full vesting of stock-based awards, and a cash payment for health and welfare benefits.
In 2013 we entered into employment agreements with our Chief Operating Officer, Chief Accounting Officer, and Chief Legal Officer. These agreements continue until terminated by us, or the executive resigns. If the executive’s employment is terminated by us without cause or the executive resigns for good reason, the executive will be entitled to receive one year’s base salary and termination bonus, as defined, full vesting of all time-based equity compensation, and a cash payment for health and welfare benefits.
Payment of the executives’ severance benefits is contingent upon the executive’s signing a release agreement waiving claims against us. If the executives are terminated for cause, no further payments are due under the contracts.
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
We are involved in legal actions in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. We have accrued liabilities for certain matters for which we deem the loss to be both probable and estimable. Although we believe that our estimates of such losses are reasonable, these estimates could change as a result of further developments of these matters. The outcome of legal actions is inherently uncertain and such pending matters for which accruals have not been established have not progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these pending matters could have a material adverse effect on our consolidated financial condition, cash flows, or results of operations.
Washington Health Plan
The Washington Health Care Authority (HCA) has communicated that it believes it has erroneously overpaid our Washington health plan with regard to certain claims. The alleged overpayments, which were incorporated into the capitation rates paid to our Washington health plan, date back to the July 1, 2012 start date of the current contract. However, HCA has provided us with minimal data by which we might independently validate such allegations. Furthermore, the alleged errors, if they in fact occurred, were unilateral errors by HCA for which our Washington health plan had assumed and bore no contractual risk. We believe that any actual liability for the alleged overpayment claims is not currently probable or reasonably estimable.
California Health Plan Rate Settlement Agreement
In the fourth quarter of 2013, our California health plan entered into a settlement agreement with the California Department of Health Care Services (DHCS). The agreement settled rate disputes initiated by our California health plan dating back to 2003 with respect to its participation in Medi-Cal (California’s Medicaid program).
Under the terms of the settlement agreement, DHCS has agreed to extend each of the California health plan’s existing Medi-Cal managed care contracts for an additional five years, including its contracts in San Diego, San Bernardino, Riverside, and Sacramento counties. In addition, effective January 1, 2014, the settlement established a settlement account applicable to the California health plan’s Medi-Cal, Seniors and Persons with Disabilities (SPD), and the dual eligibles pilot programs. The settlement account was established with an initial balance of zero, and will be adjusted annually to reflect a calendar year deficit or surplus. A deficit or surplus will result to the extent the health plan’s pre-tax margin is below or above 3.25%, subject to further adjustment as specified in the settlement agreement. Such settlement amount shall be based on 75% of the health plan’s revenue in 2014; and 50% of the health plan’s revenue in each subsequent year of the settlement agreement. Cash settlement will occur after December 31, 2017. DHCS will make an interim partial settlement payment to us if it terminates early, without replacement, any of our Medi-Cal managed care contracts. Upon expiration of the settlement agreement, if the settlement account is in a deficit position, then DHCS will pay the amount of the deficit to us, subject to an alternative minimum payment amount. The alternative minimum amount is calculated as follows: (i) $40 million, minus (ii) any partial settlement payments previously made to our California health plan by DHCS, minus (iii) 50% of the pre-tax income on our Medi-Cal, SPD, and dual eligibles pilot program business in excess of a 2.0% pre-tax margin for each calendar from 2014 through 2017. If the settlement account is in a surplus position, then no amount is owed to either party. The maximum amount that DHCS would pay to us under the terms of the settlement agreement is $40 million.
The settlement agreement did not impact our consolidated financial condition, cash flows, or results of operations for the year ending December 31, 2013.
Professional Liability Insurance
We carry medical professional liability insurance for health care services rendered through our primary care clinics. We also carry claims-made managed care errors and omissions professional liability insurance for our health plan operations.
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
Regulatory Capital and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements upon us that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $608 million at December 31, 2013, and $550 million at December 31, 2012. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $365.2 million and $46.9 million as of December 31, 2013, and 2012, respectively.
The National Association of Insurance Commissioners (NAIC), adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC), rules. All of our state health plans have adopted these rules, which may vary from state to state, except California and Florida. California and Florida have not adopted NAIC risk-based capital requirements for HMOs, and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.
As of December 31, 2013, our health plans had aggregate statutory capital and surplus of approximately $662 million compared with the legally required minimum aggregate statutory capital and surplus of approximately $389 million. As described in Note 2, "Significant Accounting Policies," under the subheading "Recent Accounting Pronouncements," we anticipate that the health care federal excise tax on health insurers will result in the recording of a liability of approximately $85 million spread across our all of our health plans. The liability for that excise tax, when recorded effective January 1, 2014, will reduce our aggregate statutory capital and surplus by the same amount. All of our health plans were in compliance with the minimum capital requirements at December 31, 2013. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
Receivable/Liability for Ceded Life and Annuity Contracts
Prior to February 2012, we reported a 100% ceded reinsurance arrangement for life insurance policies written and held by our then wholly owned insurance subsidiary, Molina Healthcare Insurance Company, by recording a non-current receivable from the reinsurer with a corresponding non-current liability for ceded life and annuity contracts. In February 2012, we sold Molina Healthcare Insurance Company and recorded a gain of $1.7 million to general and administrative expenses in 2012 upon closing of the transaction.
Molina Healthcare Insurance Company is now named Catamaran Insurance of Ohio (Catamaran). In the event that both the reinsurer and Catamaran are unable to pay benefits on policies that were in-force as of the sale date, we remain ultimately liable for payment of such benefits. Because we no longer own Catamaran, we no longer have access to its financial records; therefore, the maximum amount of potential future payments is not determinable. We believe the possibility of our having to pay such benefits is remote, and no provision for the payment of such benefits is included in our consolidated financial statements.
21. Segment Information
We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment. Our reportable segments are consistent with how we manage the business and view the markets we serve. Our Health Plans segment consists of our state health plans and also includes our direct delivery business. Our state health plans represent operating segments that have been aggregated for reporting purposes because they share similar economic characteristics.
Our Molina Medicaid Solutions segment provides MMIS design, development and implementation; business process outsourcing solutions; hosting services; and information technology support services to Medicaid agencies.
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

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue from continuing operations:
Health Plans segment:
Premium revenue	$6,179,170	$5,544,121	$4,211,493
Premium tax revenue	172,017	158,991	154,589
Investment income	6,890	5,075	5,446
Rental income and other revenue	26,322	18,312	8,288
Molina Medicaid Solutions segment:
Service revenue	204,535	187,710	160,447
	$6,588,934	$5,914,209	$4,540,263
Depreciation and amortization reported in the consolidated statements of cash flows:
Health Plans segment	$67,446	$58,577	$45,734
Molina Medicaid Solutions segment	26,420	20,187	28,649
	$93,866	$78,764	$74,383
Operating income from continuing operations:
Health Plans segment	$103,931	$17,366	$133,758
Molina Medicaid Solutions segment	32,629	23,727	2,063
Total operating income from continuing operations	136,560	41,093	135,821
Interest expense	52,071	16,769	15,519
Other expenses	3,343	945	—
Income from continuing operations before income taxes	$81,146	$23,379	$120,302

	As of December 31,
	2013	2012	2011
	(In thousands)
Goodwill and intangible assets, net:
Health Plans segment	$248,562	$139,710	$159,963
Molina Medicaid Solutions segment	81,047	89,089	95,787
	$329,609	$228,799	$255,750
Total assets:
Health Plans segment	$2,809,439	$1,702,212	$1,429,283
Molina Medicaid Solutions segment	193,498	232,610	222,863
	$3,002,937	$1,934,822	$1,652,146
Goodwill and intangible assets increased in the Health Plans segment due to the acquisitions described in Note 4, "Business Combinations."
22. Quarterly Results of Operations (Unaudited)
The following table summarizes quarterly unaudited results of operations for the years ended December 31, 2013 and 2012. We previously reported that our Medicaid managed care contract with the state of Missouri expired without renewal on June 30, 2012. Effective June 30, 2013 the transition obligations associated with that contract terminated. Therefore, we have reclassified the results relating to the Missouri health plan to discontinued operations for all periods presented.

	For The Quarter Ended
	March 31, 2013(1)	June 30, 2013(3)	September 30, 2013	December 31, 2013
	(In thousands, except per-share data)
Premium revenue (2)	$1,497,433	$1,501,729	$1,584,656	$1,595,352
Service revenue	49,756	49,672	51,100	54,007
Operating income (loss), Health Plans segment	61,520	40,151	16,929	(14,669)
Operating income, Molina Medicaid Solutions segment	6,353	6,295	7,997	11,984

Income (loss) from continuing operations	$30,522	$15,796	$7,553	$(9,041)
(Loss) income from discontinued operations	(607)	8,775	16	(85)
Net income (loss)	$29,915	$24,571	$7,569	$(9,126)

Net income (loss) per share (4):
Basic	$0.65	$0.54	$0.17	$(0.20)
Diluted	$0.64	$0.53	$0.16	$(0.20)

	For The Quarter Ended
	March 31, 2012(1)	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per-share data)
Premium revenue (2)	$1,225,363	$1,392,774	$1,448,600	$1,477,384
Service revenue	42,205	41,724	48,422	55,359
Operating income (loss), Health Plans segment	27,903	(56,072)	(5,788)	51,323
Operating income, Molina Medicaid Solutions segment	8,409	6,642	8,156	520

Income (loss) from continuing operations	$19,894	$(33,057)	$(165)	$26,194
(Loss) income from discontinued operations	(1,805)	(4,249)	3,529	(551)
Net income (loss)	$18,089	$(37,306)	$3,364	$25,643

Net income (loss) per share (4):
Basic	$0.39	$(0.80)	$0.07	$0.55
Diluted	$0.39	$(0.80)	$0.07	$0.54
_______________________________

(1)
In connection with the reclassification of Missouri health plan results to discontinued operations, amounts differ from amounts previously reported in our Quarterly Reports on Form 10-Q as follows: premium revenue for the quarters ended March 31, 2013 and 2012 decreased $0.2 million and $56.6 million, respectively; operating income, Health Plans segment, for the quarters ended March 31, 2013 and 2012 decreased $0.8 million and $2.9 million, respectively.

(2)
Prior to the third quarter of 2013, premium tax revenue was included in premium revenue. The presentation change reduced premium revenue for the amount now reported as premium tax revenue. In connection with this presentation change, amounts differ from the amounts previously reported in our Quarterly Reports on Form 10-Q as follows: premium revenue reported for the quarter ended March 31, 2013 and 2012 decreased $37.0 million and $43.4 million, respectively; premium revenue reported for the quarter ended June 30, 2013 and 2012 decreased $46.9 million and $39.6 million, respectively.

(3)
We abandoned our equity interests in the Missouri health plan during the second quarter of 2013, resulting in the recognition of a tax benefit of $9.5 million, which is included in (loss) income from discontinued operations.

(4)
Potentially dilutive shares issuable pursuant to our 1.125% Warrants were not included in the computation of diluted net income per share for all quarters in 2013, because to do so would have been anti-dilutive. Potentially dilutive shares issuable pursuant to our 3.75% Notes were not included in the computation of diluted net income per share for the quarters ended March 31, 2013, June 30, 2013, and all quarters in 2012, because to do so would have been anti-dilutive.

23. Condensed Financial Information of Registrant
Following are our parent company only condensed balance sheets as of December 31, 2013 and 2012, and our condensed statements of income, condensed statements of comprehensive income and condensed statements of cash flows for each of the three years in the period ended December 31, 2013.
Condensed Balance Sheets

	December 31,
	2013	2012
	(Amounts in thousands, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$99,698	$39,068
Investments	262,665	2,015
Income tax refundable	8,403	8,868
Deferred income taxes	10,073	9,706
Due from affiliates	35,928	55,382
Prepaid and other current assets	28,387	19,164
Total current assets	445,154	134,203
Property and equipment, net	225,522	108,808
Goodwill and intangible assets, net	68,902	52,302
Investments in subsidiaries	992,998	768,765
Deferred income taxes	17,245	—
Derivative asset	186,351	—
Advances to related parties and other assets	52,615	38,215
	$1,988,787	$1,102,293
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$109,388	$73,883
Long-term debt	784,862	215,468
Deferred income taxes	—	17,122
Derivative liability	186,239	—
Other long-term liabilities	15,361	13,506
Total liabilities	1,095,850	319,979
Stockholders' equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding:
45,871 shares at December 31, 2013 and 46,762 shares at December 31, 2012	46	47
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Paid-in capital	340,848	285,524
Accumulated other comprehensive loss	(1,086)	(457)
Treasury stock, at cost; outstanding: 111 shares at December 31, 2012	—	(3,000)
Retained earnings	553,129	500,200
Total stockholders' equity	892,937	782,314
	$1,988,787	$1,102,293

Condensed Statements of Income

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue:
Management fees and other operating revenue	$599,049	$406,981	$308,287
Investment income	2,768	550	81
Total revenue	601,817	407,531	308,368
Expenses:
Medical care costs	37,862	33,102	31,672
General and administrative expenses	503,781	367,606	272,302
Depreciation and amortization	51,562	38,794	31,355
Total expenses	593,205	439,502	335,329
Operating income (loss)	8,612	(31,971)	(26,961)
Interest expense	50,508	14,469	14,958
Other expense	3,811	—	—
Loss before income taxes and equity in net income of subsidiaries	(45,707)	(46,440)	(41,919)
Income tax benefit	(15,455)	(15,779)	(14,826)
Net loss before equity in net income of subsidiaries	(30,252)	(30,661)	(27,093)
Equity in net income of subsidiaries	83,181	40,451	47,911
Net income	$52,929	$9,790	$20,818

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$52,929	$9,790	$20,818
Other comprehensive income:
Gross unrealized investment (loss) gain	(1,015)	1,529	1,167
Effect of income tax (benefit) expense	(386)	581	380
Other comprehensive (loss) income, net of tax	(629)	948	787
Comprehensive income	$52,300	$10,738	$21,605

Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities:
Net cash provided by operating activities	$62,602	$20,611	$28,606
Investing activities:
Capital contributions to subsidiaries	(166,112)	(100,221)	(58,412)
Dividends received from subsidiaries	24,429	101,800	86,284
Purchases of investments	(362,927)	(1,905)	(2,020)
Sales and maturities of investments	97,713	4,067	3,760
Proceeds from sale of subsidiary, net of cash surrendered	—	9,162	—
Purchases of equipment	(76,873)	(61,813)	(30,930)
Changes in amounts due to/from affiliates	(5,888)	5,187	(50,090)
Change in other assets and liabilities	(6,175)	(1,342)	(20,441)
Net cash used in investing activities	(495,833)	(45,065)	(71,849)
Financing activities:
Proceeds from issuance of 1.125% Notes, net of deferred issuance costs	537,973	—	—
Proceeds from sale-leaseback transactions	158,694	—	—
Purchase of 1.125% Notes call option	(149,331)	—	—
Proceeds from issuance of warrants	75,074	—	—
Treasury stock repurchases	(52,662)	(3,000)	(7,000)
Principal payment on term loan of subsidiary	(46,963)	—	—
Payment of credit facility fees	—	—	(1,125)
Repayment of amount borrowed under credit facility	(40,000)	(20,000)	—
Proceeds from exercise of stock options and employee stock plan purchases	9,402	8,205	7,347
Excess tax benefits from employee stock compensation	1,674	3,667	1,651
Amount borrowed under credit facility	—	60,000	—
Net cash provided by financing activities	493,861	48,872	873
Net increase (decrease) in cash and cash equivalents	60,630	24,418	(42,370)
Cash and cash equivalents at beginning of year	39,068	14,650	57,020
Cash and cash equivalents at end of year	$99,698	$39,068	$14,650

Notes to Condensed Financial Information of Registrant
Note A - Basis of Presentation
Molina Healthcare, Inc. (the Registrant, or the Parent), was incorporated on July 24, 2002. Prior to that date, Molina Healthcare of California (formerly known as Molina Medical Centers) operated as a California health plan and as the parent company for Molina Healthcare of Utah, Inc. Molina Healthcare of Michigan, Inc. and Molina Healthcare of Washington, Inc. In June 2003, the employees and operations of the corporate entity were transferred from Molina Healthcare of California to the Registrant.
The Registrant's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The accompanying condensed financial information of the Registrant should be read in conjunction with the consolidated financial statements and accompanying notes.
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries' ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2013, 2012, and 2011 for these services amounted to $592.1 million, $406.4 million, and $307.9 million, respectively, which are included in operating revenue.
During 2013, the Registrant used a portion of the proceeds from the sale of the Molina Center, described in Note 12, "Long-Term Debt," to repay the remaining principal balance of the related term loan, on behalf of a subsidiary of the Registrant.
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
Note C - Dividends, Capital Contributions and Surplus Note
During 2013, 2012, and 2011, the Registrant received dividends from its subsidiaries. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries. In addition, in 2011 a subsidiary of the Registrant repaid a surplus note in favor of the Registrant amounting to $9.7 million, including accrued interest. Such amount was a reduction of due from affiliates and prepaid and other current assets.
During 2013, 2012, and 2011, the Registrant made capital contributions to certain subsidiaries primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries, net of insignificant returns of capital.
Note D - Related Party Transactions
The Registrant's related party transactions are described in Note 18, "Related Party Transactions."

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992 framework).
Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.
Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.  Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Molina Healthcare, Inc.
We have audited Molina Healthcare, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Molina Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2014

PART III
Item 10.  Directors, Executive Officers, and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and will also appear in our definitive proxy statement for our 2014 Annual Meeting of Stockholders. The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11.  Executive Compensation
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2013)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	379,221	(1)	$24.14	5,308,237	(2)
_______________________________

(1)	Options to purchase shares of our common stock issued under the 2002 Equity Incentive Plan. Further grants under the 2002 Equity Incentive Plan have been suspended.

(2)	Includes shares remaining available to issue under the 2011 Equity Incentive Plan, and the 2011 Employee Stock Purchase Plan.
The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Related Party Transactions” and “Corporate Governance” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Additionally, refer to Part II, Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 18, "Related Party Transactions," and Note 19, "Variable Interest Entities," under the subheading "Joseph M. Molina M.D., Professional Corporations."
Item 14.  Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A will be included under the heading “Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The consolidated financial statements and exhibits listed below are filed as part of this report.

(1)	The financial statements included in Item 8 of this Form 10-K, Financial Statements and Supplementary Data, above are filed as part of this annual report.

(2)	Financial Statement Schedules
None of the schedules apply, or the information required is included in the Notes to the Consolidated Financial Statements.

(3)	Exhibits
Reference is made to the accompanying Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2014.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Molina
Joseph M. Molina, M.D. (Dr. J. Mario Molina)
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Molina	Chairman of the Board, Chief Executive Officer, and President	February 26, 2014
Joseph M. Molina, M.D.	(Principal Executive Officer)

/s/ John C. Molina	Director, Chief Financial Officer, and Treasurer	February 26, 2014
John C. Molina, J.D.	(Principal Financial Officer)

/s/ Joseph W. White	Chief Accounting Officer	February 26, 2014
Joseph W. White, CPA, MBA	(Principal Accounting Officer)

/s/ Garrey E. Carruthers	Director	February 26, 2014
Garrey E. Carruthers, Ph.D.

/s/ Daniel Cooperman	Director	February 26, 2014
Daniel Cooperman

/s/ Charles Z. Fedak	Director	February 26, 2014
Charles Z. Fedak, CPA, MBA

/s/ Steven James	Director	February 26, 2014
Steven James, CPA

/s/ Frank E. Murray	Director	February 26, 2014
Frank E. Murray, M.D.

/s/ Steven Orlando	Director	February 26, 2014
Steven Orlando, CPA (inactive)

/s/ Ronna Romney	Director	February 26, 2014
Ronna Romney

/s/ John P. Szabo, Jr.	Director	February 26, 2014
John P. Szabo, Jr.

/s/ Dale Wolf	Director	February 26, 2014
Dale Wolf

INDEX TO EXHIBITS
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
1.1
Purchase Agreement, dated as of February 11, 2013, among Molina Healthcare, Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the Initial Purchasers
Filed as Exhibit 1.1 to registrant's Form 8-K filed February 15, 2013.
2.1	Asset Purchase Agreement between Molina Healthcare, Inc. and Unisys Corporation dated as of January 18, 2010	Filed as Exhibit 2.1 to registrant's Form 8-K filed January 19, 2010.
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant's Registration Statement on Form S-1 filed December 30, 2002.
3.2	Certificate of Amendment to Certificate of Incorporation	Filed as Exhibit 3.1 to registrant’s Form 8-K filed July 24, 2013.
3.3	Second Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.1 to registrant's Form 8-K filed July 24, 2013.
4.1	Indenture dated as of October 11, 2008	Filed as Exhibit 4.1 to registrant's Form 8-K filed October 5, 2007.
4.2	First Supplemental Indenture dated as of October 11, 2008	Filed as Exhibit 4.2 to registrant's Form 8-K filed October 5, 2007.
4.3	Global Form of 3.75% Convertible Senior Note due 2014	Filed as Exhibit 4.3 to registrant's Form 8-K filed October 5, 2007.
4.4	Indenture, dated as of February 15, 2013, by and between Molina Healthcare, Inc. and U.S. Bank, National Association	Filed as Exhibit 4.1 to registrant's Form 8-K filed February 15, 2013.
4.5	Form of 1.125% Cash Convertible Senior Note due 2020	Included in Exhibit 4.1 to registrant's Form 8-K filed February 15, 2013.
10.1	2000 Omnibus Stock and Incentive Plan	Filed as Exhibit 10.12 to registrant's Form S-1 filed December 30, 2002.
10.2	2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant's Form S-1 filed December 30, 2002.
10.3	2002 Employee Stock Purchase Plan	Filed as Exhibit 10.14 to registrant's Form S-1 filed December 30, 2002.
10.4	2005 Molina Deferred Compensation Plan adopted November 6, 2006	Filed as Exhibit 10.4 to registrant's Form 10-Q filed November 9, 2006.
10.5	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013)	Filed herewith.
10.6	Amendment No.1 to the Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013)	Filed herewith.
10.7	2005 Incentive Compensation Plan	Filed as Appendix A to registrant's Proxy Statement filed March 28, 2005.
10.8	2011 Equity Incentive Plan	Filed herewith.
10.9	2011 Employee Stock Purchase Plan	Filed herewith.

Number	Description	Method of Filing
10.10	Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.
10.11	Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.
10.12	Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.
10.13	Form of Stock Option Agreement under Equity Incentive Plan	Filed as Exhibit 10.3 to registrant's Form 10-K filed March 14, 2007.
10.14	Amended and Restated Employment Agreement with J. Mario Molina, M.D. dated as of December 31, 2009	Filed as Exhibit 10.1 to registrant's Form 8-K filed January 7, 2010.
10.15	Amended and Restated Employment Agreement with John C. Molina dated as of December 31, 2009	Filed as Exhibit 10.2 to registrant's Form 8-K filed January 7, 2010.
10.16	Employment Agreement with Terry Bayer dated June 14, 2013	Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 14, 2013.
10.17	Employment Agreement with Joseph White dated June 14, 2013	Filed as Exhibit 10.2 to registrant’s Form 8-K filed June 14, 2013.
10.18	Employment Agreement with Jeff Barlow, dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013.
10.19	Amended and Restated Change in Control Agreement with Terry Bayer, dated as of December 31, 2009	Filed as Exhibit 10.4 to registrant's Form 8-K filed January 7, 2010.
10.20	Amended and Restated Change in Control Agreement with Joseph W. White, dated as of December 31, 2009	Filed as Exhibit 10.6 to registrant's Form 8-K filed January 7, 2010.
10.21	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013.
10.22	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant's Form 10-K filed March 14, 2007.
10.23	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant's Form 8-K filed February 15, 2013.
10.24	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant's Form 8-K filed February 15, 2013.
10.25	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant's Form 8-K filed February 15, 2013.
10.26	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant's Form 8-K filed February 15, 2013.
10.27	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.5 to registrant's Form 8-K filed February 15, 2013.
10.28	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.6 to registrant's Form 8-K filed February 15, 2013.
10.29	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.7 to registrant's Form 8-K filed February 15, 2013.
10.30	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.8 to registrant's Form 8-K filed February 15, 2013.
10.31	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant's Form 10-Q filed May 3, 2013.

Number	Description	Method of Filing
10.32	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant's Form 10-Q filed May 3, 2013.
10.33	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant's Form 10-Q filed May 3, 2013.
10.34	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant's Form 10-Q filed May 3, 2013.
10.35	Lease Agreement, dated as of February 27, 2013, by and between 6th & Pine Development, LLC and Molina Healthcare, Inc.	Filed as Exhibit 10.32 to registrant’s Form 10-K filed February 28, 2013.
10.36	Settlement Agreement entered into on October 30, 2013, by and between the Department of Health Care Services and Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc.	Filed as Exhibit 10.1 to registrant's Form 10-Q filed October 30, 2013.
10.37	Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Molina Healthcare, Inc. and Molina Center, LLC, and AG Net Lease Acquisition Corp.	Filed as Exhibit 10.1 to registrant's Form 10-Q filed July 25, 2013.
10.38	Lease Agreement, dated as of June 13, 2013, by and between AGNL Clinic, L.P., and Molina Healthcare, Inc.	Filed as Exhibit 10.2 to registrant's Form 10-Q filed July 25, 2013.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21.1	List of subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Taxonomy Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.