Form 10-Q
period 2014-03-31
MOLINA HEALTHCARE INC
filed 2014-05-01
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 25, 2014, was approximately 46,264,000.

MOLINA HEALTHCARE, INC.
Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Amounts in thousands, except per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,083,369	$935,895
Investments	696,200	703,052
Receivables	338,232	298,935
Income taxes refundable	28,100	32,742
Deferred income taxes	22,414	26,556
Prepaid expenses and other current assets	112,916	42,484
Total current assets	2,281,231	2,039,664
Property, equipment, and capitalized software, net	310,364	292,083
Deferred contract costs	44,740	45,675
Intangible assets, net	93,587	98,871
Goodwill	230,738	230,738
Restricted investments	82,036	63,093
Auction rate securities	10,928	10,898
Deferred income taxes	3,510	—
Derivative asset	196,617	186,351
Other assets	39,730	35,564
	$3,293,481	$3,002,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$819,541	$669,787
Accounts payable and accrued liabilities	406,414	319,965
Deferred revenue	146,276	122,216
Current maturities of long-term debt	183,713	182,008
Total current liabilities	1,555,944	1,293,976
Convertible senior notes	421,004	416,368
Lease financing obligations	159,754	159,394
Lease financing obligations – related party	34,820	27,092
Deferred income taxes	—	580
Derivative liability	196,503	186,239
Other long-term liabilities	27,736	26,351
Total liabilities	2,395,761	2,110,000

Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding: 46,263 shares at March 31, 2014 and 45,871 shares at December 31, 2013	46	46
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	340,429	340,848
Accumulated other comprehensive loss	(382)	(1,086)
Retained earnings	557,627	553,129
Total stockholders’ equity	897,720	892,937
	$3,293,481	$3,002,937
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Amounts in thousands, except net income (loss) per share) (Unaudited)
Revenue:
Premium revenue	$1,940,337	$1,497,433
Service revenue	53,630	49,756
Premium tax revenue	51,693	37,000
Health insurer fee revenue	18,696	—
Investment income	1,629	1,516
Other revenue	3,258	4,694
Total revenue	2,069,243	1,590,399
Operating expenses:
Medical care costs	1,721,658	1,287,915
Cost of service revenue	40,657	39,770
General and administrative expenses	188,087	141,278
Premium tax expenses	51,693	37,000
Health insurer fee expenses	22,190	—
Depreciation and amortization	20,691	16,563
Total operating expenses	2,044,976	1,522,526
Operating income	24,267	67,873
Other expenses, net:
Interest expense	13,822	13,037
Other income, net	(44)	(131)
Total other expenses, net	13,778	12,906
Income from continuing operations before income tax expense	10,489	54,967
Income tax expense	5,655	24,445
Income from continuing operations	4,834	30,522
Loss from discontinued operations, net of tax	(336)	(607)
Net income	$4,498	$29,915

Basic net income (loss) per share:
Continuing operations	$0.11	$0.66
Discontinued operations	(0.01)	(0.01)
Basic net income per share	$0.10	$0.65

Diluted net income (loss) per share:
Continuing operations	$0.10	$0.65
Discontinued operations	(0.01)	(0.01)
Diluted net income per share	$0.09	$0.64
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Amounts in thousands) (Unaudited)
Net income	$4,498	$29,915
Other comprehensive income:
Gross unrealized investment gains	1,426	419
Effect of income tax expense	722	159
Other comprehensive income, net of tax	704	260
Comprehensive income	$5,202	$30,175

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2014	2013
	(Amounts in thousands) (Unaudited)
Operating activities:
Net income	$4,498	$29,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,994	21,799
Deferred income taxes	(670)	(16)
Stock–based compensation	5,596	4,421
Amortization of convertible senior notes and lease financing obligations	6,674	3,723
Amortization of premium/discount on investments	3,023	1,502
Amortization of deferred financing costs	651	1,248
Gain on derivatives, net	(2)	(119)
Change in fair value of contingent consideration liabilities	(4,265)	—
Gain on disposal of property and equipment, net	(950)	—
Tax deficiency from employee stock compensation	(5)	(42)
Changes in operating assets and liabilities:
Receivables	(39,297)	(569)
Prepaid expenses and other assets	(78,023)	(8,956)
Medical claims and benefits payable	149,754	(3,385)
Accounts payable and accrued liabilities	102,217	(31,847)
Deferred revenue	24,060	(5,994)
Income taxes	4,642	8,424
Net cash provided by operating activities	210,897	20,104
Investing activities:
Purchases of investments	(142,145)	(76,012)
Sales and maturities of investments	147,370	75,647
Purchases of equipment	(17,788)	(11,167)
Increase in restricted investments	(14,381)	(11,016)
Sale of property and equipment	5,715	—
Change in deferred contract costs	(6,145)	1,756
Change in other noncurrent assets and liabilities	(117)	(408)
Net cash used in investing activities	(27,491)	(21,200)
Financing activities:
Proceeds from issuance of 1.125% Notes, net of deferred financing costs	—	537,973
Purchase of 1.125% Notes call option	—	(149,331)
Proceeds from issuance of warrants	—	75,074
Treasury stock purchases	—	(50,000)
Principal payments on term loan	—	(291)
Repayment of amounts borrowed under credit facility	—	(40,000)
Contingent consideration liabilities settled	(38,119)	—
Proceeds from employee stock plans	1,330	235
Excess tax benefits from employee stock compensation	877	1,177
Principal payments on lease financing obligations	(20)	—
Net cash (used in) provided by financing activities	(35,932)	374,837
Net increase in cash and cash equivalents	147,474	373,741
Cash and cash equivalents at beginning of period	935,895	795,770
Cash and cash equivalents at end of period	$1,083,369	$1,169,511

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three Months Ended
	March 31,
	2014	2013
	(Amounts in thousands) (Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$481	$14,712
Interest	$6,388	$17,065

Schedule of non-cash investing and financing activities:
Retirement of treasury stock	$—	$53,000
Common stock used for stock-based compensation	$8,217	$4,644
Non-cash lease financing obligation – related party	$7,775	$—

Details of gain (loss) on derivatives:
Gain (loss) on 1.125% Call Option	$10,266	$(1,946)
(Loss) gain on embedded cash conversion option	(10,264)	2,022
Gain on interest rate swap	—	43
Gain on derivatives, net	$2	$119

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2014
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
Our Health Plans segment consists of health plans in 11 states, and includes our direct delivery business. As of March 31, 2014, these health plans served approximately 2.2 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve a small number of Health Insurance Marketplaces members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in California.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
We previously reported that our Medicaid managed care contract with the state of Missouri expired without renewal in 2012, and effective June 2013 the transition obligations associated with that contract terminated. Therefore, beginning in the second quarter of 2013, we classified the operations for our Missouri health plan as discontinued operations for all periods presented in our consolidated financial statements.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries and variable interest entities in which Molina Healthcare, Inc. is considered to be the primary beneficiary. Such variable interest entities are insignificant to our consolidated financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2014.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2013. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2013 audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our December 31, 2013 audited consolidated financial statements.
Reclassifications
We have reclassified certain amounts in the 2013 consolidated statements of income to conform to the 2014 presentation.
2. Significant Accounting Policies
Revenue Recognition
Premium Revenue – Health Plans Segment
Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. Premium revenues are recognized in the month that members are entitled to receive health care services.
Certain components of premium revenue are subject to accounting estimates and fall into two categories:

(1)	Contractual provisions with revenue or profit limits:
Health Plan Medical Cost Floors (Minimums), Medical Cost Corridors, and Administrative Cost Ceilings (Maximums): A portion of certain Medicaid premiums received by our California, Florida, Illinois, New Mexico, and Washington health plans may be returned to the state if certain minimum amounts are not spent on defined medical care costs. In some cases, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Additionally, all of our health plans with Medicare and Health Insurance Marketplaces membership are required to spend certain minimum amounts on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $2.0 million and $1.4 million at March 31, 2014, and December 31, 2013, respectively. In Michigan and Ohio, the state may levy non-monetary sanctions on us if certain minimum amounts are not spent on defined medical care costs, or if administrative costs exceed certain amounts.
Health Plan Profit Sharing and Profit Ceiling: Our contracts with the states of New Mexico, Texas, and Washington contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage, in some cases in accordance with a tiered rebate schedule. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. As a result of profits in excess of the amount we are allowed to fully retain, we recorded a liability of $11.1 million and $2.5 million at March 31, 2014 and December 31, 2013, respectively.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to CMS (the Centers for Medicare and Medicaid Services), our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of $33.4 million and $20.8 million for anticipated Medicare risk adjustment premiums at March 31, 2014 and December 31, 2013, respectively.

(2)	Quality incentives:
At our Illinois, New Mexico, Ohio, Texas, Washington and Wisconsin health plans, revenue ranging from approximately 1.00% to 5.00% of health plan premiums is earned if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of March 31, 2014 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of March 31, 2014.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Maximum available quality incentive premium - current period	$20,164	$20,615

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$5,297	$14,896
Earned prior periods	(378)	6,712
Total	$4,919	21,608

Total premium revenue recognized for state health plans with quality incentive premiums	$1,200,619	$709,383
Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI) of a Medicaid management information system (MMIS). An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. When providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support, and maintenance. Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, we recognize revenue associated with such contracts on a straight-line basis over the period during which BPO, hosting, and support and maintenance services are delivered.

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
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes, nondeductible health insurer fee expenses, nondeductible compensation and other general and administrative expenses. The effective tax rate may be subject to fluctuations during the year as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.
The total amount of unrecognized tax benefits was $2.0 million and $8.0 million as of March 31, 2014 and December 31, 2013, respectively. The unrecognized tax benefits recorded at December 31, 2013 decreased by $6.0 million during the quarter ending March 31, 2014 as a result of executing a settlement agreement with a state. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.8 million and $5.7 million as of March 31, 2014 and December 31, 2013, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $0.2 million due to the expiration of statute of limitations.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2014 and December 31, 2013, we had accrued $0.07 million and $0.08 million, respectively, for the payment of interest and penalties.
During the three months ended March 31, 2014 and 2013, we recognized tax benefits related to discontinued operations of $0.4 million and $0.2 million, respectively.
New Accounting Standards
Health Insurer Fee. In the first quarter of 2014, we adopted the guidance of the Financial Accounting Standards Board (FASB) related to accounting for the fees to be paid by health insurers to the federal government under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act, or ACA). The ACA imposes an annual fee, or excise tax, on health insurers for each calendar year beginning on or after January 1, 2014. The health insurer fee (HIF) is imposed beginning in 2014 based on a company's share of the industry's net premiums written during the preceding calendar year, and is payable on September 30 of each year.
Effective January 1, 2014, we recorded our estimate of the 2014 liability to accounts payable and accrued liabilities, amounting to $88.8 million. We are amortizing this liability on a straight-line basis in 2014, and recorded $22.2 million to health insurer fee expenses in the first quarter of 2014. As enacted, this federal premium-based assessment is non-deductible for income tax purposes.
Income Taxes. In the first quarter of 2014, we adopted the FASB's guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this new guidance did not impact our consolidated financial position, results of operations or cash flows.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.

3. Net Income per Share
The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Shares outstanding at the beginning of the period	45,871	46,762
Weighted-average number of shares repurchased	—	(867)
Weighted-average number of shares issued	150	86
Denominator for basic net income per share	46,021	45,981
Dilutive effect of employee restricted stock awards and stock options	597	462
Dilutive effect of 3.75% Notes (1)	902	—
Denominator for diluted net income per share	47,520	46,443

Potentially dilutive amounts excluded from calculations (1),(2):
Restricted stock awards	192	203
Stock options	45	26
1.125% Warrants	13,490	7,345
______________________________

(1)
Potentially dilutive shares issuable pursuant to our 3.75% Notes (defined in Note 11, "Long-Term Debt") were not included in the computation of diluted net income per share for the three months ended March 31, 2013, because to do so would have been anti-dilutive. Potentially dilutive shares issuable pursuant to our 1.125% Warrants (defined in Note 12, "Derivative Financial Instruments") were not included in the computation of diluted net income per share for the three months ended March 31, 2014 and 2013 because to do so would have been anti-dilutive.

(2)
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

4. Business Combinations
Health Plans Segment
South Carolina. In July 2013, we entered into an agreement with Community Health Solutions of America, Inc. (CHS) to acquire certain assets, including the rights to convert certain of CHS’ Medicaid members covered by South Carolina’s full-risk Medicaid managed care program. The conversion conditions under the agreement were satisfied by January 1, 2014, and on that date such Medicaid members were converted to the managed care program and enrolled with our South Carolina health plan. In January 2014 we made an interim payment of $38.1 million according to the terms of the agreement, which included indemnification withhold funds transferred to restricted investments amounting to $4.6 million. Such indemnification funds will become unrestricted on the one-year anniversary date of the conversion, or January 1, 2015.
Because the number of Medicaid members we would ultimately convert was unknown as of the acquisition date in 2013, we have recorded a contingent consideration liability for such members we expect to enroll through the final purchase price determination date in the second quarter of 2014. We have also recorded a contingent consideration liability for dual-eligible members we may enroll in our Medicare-Medicaid Plan (MMP) implementation in South Carolina. The contingent consideration liability is remeasured to fair value at each quarter until the contingency is resolved, with fair value adjustments, if any, recorded to operations. As of March 31, 2014, the fair value of the contingent consideration liability amounted to $14.7 million. This amount reflects a reduction from the December 31, 2013 balance for the January 2014 payment noted above, and for the fair value adjustment measured as of March 31, 2014. The fair value adjustment resulted in a decrease to the liability of $2.7 million, with a corresponding gain recorded to operations. On April 17, 2014, we paid $11.6 million, including indemnification withhold funds transferred to restricted investments, in satisfaction of the final purchase price determination relating to the converted Medicaid membership.
New Mexico. In August 2013, our New Mexico health plan acquired the Lovelace Community Health Plan’s contract for the state of New Mexico's Medicaid program. In addition to Lovelace's Medicaid members, we also added membership previously covered under New Mexico’s State Coverage Insurance (SCI) program with Lovelace. Effective January 1, 2014, these SCI members were either a) enrolled in New Mexico's Medicaid program, or b) eligible to enroll in New Mexico’s Marketplace.
Because the number of SCI members we would ultimately retain was unknown as of the acquisition date in 2013, we have recorded a contingent consideration liability for such members we expect to enroll through the final purchase price determination date in the second quarter of 2014. As of March 31, 2014, the fair value of this contingent consideration liability amounted to $0.5 million. The fair value adjustment resulted in a decrease to the liability of $1.6 million, with a corresponding gain recorded to operations.
5. Stock-Based Compensation
In March 2014, our named executive officers were granted a total of 356,292 restricted shares with service, market, and performance conditions. In the event the vesting conditions are not achieved, the awards will lapse. As of March 31, 2014, we expect the market and performance conditions to be met in full.
Charged to general and administrative expenses, total stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Restricted stock and performance awards	$4,608	$3,848
Employee stock purchase plan and stock options	988	573
	$5,596	$4,421
As of March 31, 2014, there was $37.8 million of total unrecognized compensation expense related to unvested restricted share awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 2.4 years. Also as of March 31, 2014, there was $0.5 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.8 years.
Restricted and performance stock activity for the three months ended March 31, 2014 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2013	1,299,852	$29.03
Granted	628,936	36.46
Vested	(561,407)	27.46
Forfeited	(6,125)	27.36
Unvested balance as of March 31, 2014	1,361,256	33.12
The total fair value of restricted and performance awards granted during the three months ended March 31, 2014 and 2013 was $22.9 million and $19.3 million, respectively. The total fair value of restricted awards, including those with performance and market conditions, vested during the three months ended March 31, 2014 and 2013 was $20.9 million and $13.1 million, respectively.
Stock option activity for the three months ended March 31, 2014 is summarized below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In thousands)	(Years)
Outstanding as of December 31, 2013	379,221	$24.14
Exercised	(51,750)	25.69
Outstanding as of March 31, 2014	327,471	23.90	$4,475	3.5
Stock options exercisable and expected to vest as of March 31, 2014	327,471	23.90	$4,475	3.5
Exercisable as of March 31, 2014	292,471	22.77	$4,325	2.9

6. Fair Value Measurements
Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, other assets, trade accounts payable, medical claims and benefits payable, long-term debt, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities (excluding contingent consideration liabilities) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:
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
Level 3 — Unobservable Inputs
Derivative financial instruments. Derivative financial instruments include the 1.125% Call Option derivative asset and the embedded cash conversion option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of March 31, 2014 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 12, “Derivative Financial Instruments,” the 1.125% Call Option asset and the embedded cash conversion option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
Contingent consideration liabilities. Such liabilities primarily relate to our South Carolina health plan acquisition described in Note 4, "Business Combinations," and are recorded in accounts payable and accrued liabilities. We applied discounted cash flow analysis to determine the fair value of the contingent consideration liabilities. Significant unobservable inputs primarily related to the probability weighted present values of the purchase price estimates for the projected membership.
Auction rate securities. Auction rate securities are designated as available-for-sale and are reported at fair value. To estimate the fair value of these securities we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of March 31, 2014.

Our financial instruments measured at fair value on a recurring basis at March 31, 2014, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$451,682	$—	$451,682	$—
Municipal securities	99,748	—	99,748	—
GSEs	69,326	69,326	—	—
U.S. treasury notes	35,035	35,035	—	—
Certificates of deposit	40,409	—	40,409	—
Auction rate securities	10,928	—	—	10,928
1.125% Call Option derivative asset	196,617	—	—	196,617
Total assets measured at fair value on a recurring basis	$903,745	$104,361	$591,839	$207,545

Embedded cash conversion option derivative liability	$196,503	$—	$—	$196,503
Contingent consideration liabilities	15,164	—	—	15,164
Total liabilities measured at fair value on a recurring basis	$211,667	$—	$—	$211,667
Our financial instruments measured at fair value on a recurring basis at December 31, 2013, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$449,772	$—	$449,772	$—
Municipal securities	113,330	—	113,330	—
GSEs	68,817	68,817	—	—
U.S. treasury notes	37,376	37,376	—	—
Certificates of deposit	33,757	—	33,757	—
Auction rate securities	10,898	—	—	10,898
1.125% Call Option derivative asset	186,351	—	—	186,351
Total assets measured at fair value on a recurring basis	$900,301	$106,193	$596,859	$197,249

Embedded cash conversion option derivative liability	$186,239	$—	$—	$186,239
Contingent consideration liabilities	57,548	—	—	57,548
Total liabilities measured at fair value on a recurring basis	$243,787	$—	$—	$243,787
The following table presents activity relating to our assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Change in Level 3 Instruments
	Auction Rate Securities	Derivatives, Net	Contingent Consideration Liabilities
	(In thousands)
Balance at December 31, 2013	$10,898	$112	$(57,548)
Total gains for the period recognized in:
General and administrative expenses	—	—	4,265
Other expenses, net	—	2	—
Other comprehensive income	30	—	—

Settlements	—	—	38,119
Balance at March 31, 2014	$10,928	$114	$(15,164)
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

	March 31, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$421,004	$615,313	$—	$615,313	$—
3.75% Notes	183,549	229,075	—	229,075	—
	$604,553	$844,388	$—	$844,388	$—

	December 31, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$416,368	$572,627	$—	$572,627	$—
3.75% Notes	181,872	219,491	—	219,491	—
	$598,240	$792,118	$—	$792,118	$—
7. Investments
The following tables summarize our investments as of the dates indicated:

	March 31, 2014
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$451,484	$613	$415	$451,682
Municipal securities	99,775	266	293	99,748
GSEs	69,379	18	71	69,326
U.S. treasury notes	35,004	57	26	35,035
Certificates of deposit	40,412	5	8	40,409
Subtotal - current investments	696,054	959	813	696,200
Auction rate securities	11,400	—	472	10,928
	$707,454	$959	$1,285	$707,128

	December 31, 2013
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$450,162	$442	$832	$449,772
Municipal securities	114,126	119	915	113,330
GSEs	68,898	6	87	68,817
U.S. treasury notes	37,360	44	28	37,376
Certificates of deposit	33,756	2	1	33,757
Subtotal - current investments	704,302	613	1,863	703,052
Auction rate securities	11,400	—	502	10,898
	$715,702	$613	$2,365	$713,950

The contractual maturities of our investments as of March 31, 2014 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$329,504	$329,633
Due one year through five years	366,550	366,567
Due after ten years	11,400	10,928
	$707,454	$707,128
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Net realized investment gains for the three months ended March 31, 2014 and 2013 were insignificant.
We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities, discussed below, we have determined that unrealized gains and losses at March 31, 2014 and December 31, 2013, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
The following tables segregate those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of March 31, 2014.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$137,383	$334	64	$11,829	$81	5
Municipal securities	14,143	110	18	27,085	183	30
GSEs	28,741	63	11	5,541	8	6
U.S. treasury notes	8,821	26	7	—	—	—
Certificates of deposit	10,566	8	43	—	—	—
Auction rate securities	—	—	—	10,928	472	15
	$199,654	$541	143	$55,383	$744	56

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2013.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$210,057	$802	91	$2,540	$30	3
Municipal securities	30,715	398	49	31,091	517	39
GSEs	53,308	87	21	—	—	—
U.S. treasury notes	12,037	28	11	—	—	—
Certificates of deposit	414	1	2	—	—	—
Auction rate securities	—	—	—	10,898	502	15
	$306,531	$1,316	174	$44,529	$1,049	57

Auction Rate Securities. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008, and such auctions have not resumed. Therefore, quoted prices in active markets have not been available since early 2008. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 17 years to 32 years. Considering the relative insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction rate securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at March 31, 2014. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $70.7 million of these instruments at par value.
For the three months ended March 31, 2014 and 2013, we recorded pretax unrealized gains of $0.03 million and $0.3 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future impairment was other-than-temporary, we would record a charge to earnings as appropriate.
8. Receivables
Receivables consist primarily of amounts due from the various states in which we operate, which may be subject to potential retroactive adjustments. Because all of our receivable amounts are readily determinable and our creditors are in almost all instances state governments, our allowance for doubtful accounts is immaterial.

	March 31, 2014	December 31, 2013
	(In thousands)
Health Plans segment:
California	$134,872	$148,654
Florida	3,123	2,901
Illinois	284	5,773
Michigan	19,446	15,253
New Mexico	29,732	17,056
Ohio	53,493	43,969
South Carolina	12,612	—
Texas	11,398	9,736
Utah	13,700	10,953
Washington	25,145	13,455
Wisconsin	7,857	8,087
Direct delivery and other	9,043	2,463
Total Health Plans segment	320,705	278,300
Molina Medicaid Solutions segment	17,527	20,635
	$338,232	$298,935
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

	March 31, 2014	December 31, 2013
	(In thousands)
California	$373	$373
Florida	23,317	9,242
Illinois	310	310
Michigan	1,014	1,014
New Mexico	24,625	24,622
Ohio	9,081	9,080
South Carolina	4,872	310
Texas	3,500	3,500
Utah	3,602	3,301
Washington	151	151
Other	885	886
Total Health Plans segment	71,730	52,789
Molina Medicaid Solutions segment	10,306	10,304
	$82,036	$63,093

The contractual maturities of our held-to-maturity restricted investments as of March 31, 2014 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$76,957	$76,963
Due one year through five years	5,079	5,083
	$82,036	$82,046
10. Medical Claims and Benefits Payable
Medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $122.7 million and $151.3 million as of March 31, 2014, and December 31, 2013, respectively.

The following table presents the components of the change in our medical claims and benefits payable from continuing and discontinued operations combined for the periods indicated. The amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of claims and benefits payable at the beginning of the period were more than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Three Months Ended March 31,		Year Ended
	2014	2013	December 31, 2013
	(Dollars in thousands)
Balances at beginning of period	$669,787	$494,530	$494,530
Components of medical care costs related to:
Current period	1,773,332	1,347,181	5,434,443
Prior periods	(50,904)	(58,427)	(52,779)
Total medical care costs	1,722,428	1,288,754	5,381,664

Change in non-risk provider payables	(28,560)	(7,638)	111,267

Payments for medical care costs related to:
Current period	1,172,672	948,820	4,932,195
Prior periods	371,442	335,681	385,479
Total paid	1,544,114	1,284,501	5,317,674
Balances at end of period	$819,541	$491,145	$669,787
Benefit from prior period as a percentage of:
Balance at beginning of period	7.6%	11.8%	10.7%
Premium revenue, trailing twelve months	0.8%	1.0%	0.9%
Medical care costs, trailing twelve months	0.9%	1.1%	1.0%
Assuming that our initial estimate of claims incurred but not paid (IBNP) is accurate, we believe that amounts ultimately paid out would generally be between 8% and 10% less than the liability recorded at the end of the period as a result of the inclusion in that liability of the allowance for adverse claims development and the accrued cost of settling those claims. Because the amount of our initial liability is merely an estimate (and therefore not perfectly accurate), we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will fall within the range of 8% to 10% lower than the liability that was initially recorded. Furthermore, because our initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate – we only know when the circumstances for any one or more factors are out of the ordinary.
As indicated above, the amounts ultimately paid out on our liabilities in fiscal years 2014 and 2013 were less than what we had expected when we had established our reserves. For example, for the year ended December 31, 2013, the amounts ultimately paid out were less than the amount of the reserves we had established as of December 31, 2012 by 10.7%. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We recognized favorable prior period claims development in the amount of $50.9 million for the three months ended March 31, 2014. This amount represents our estimate as of March 31, 2014, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2013 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2013 was due primarily to the following factors:

•
At our Ohio health plan, we entered new regions in the state, and a new product, ABD Kids, in July 2013. Since we did not have enough historical claims data to use the pattern of paid and incurred claims, we initially estimated the reserves for these new members by applying an estimated medical care ratio (MCR). This resulted in an overstatement of our reserve liability as of December 31, 2013.

•
At our Michigan health plan, we overestimated the impact of certain unpaid potentially high-dollar claims. In addition, we overestimated the impact of the flu season on the outpatient claims for November and December 2013, which caused an overestimation in our outpatient reserve liability as of December 31, 2013.

We recognized favorable prior period claims development in the amount of $58.4 million for the three months ended March 31, 2013. This amount represents our estimate as of March 31, 2013, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2012 was more than the amount that would ultimately be paid out in satisfaction of that liability. We believe the overestimation of our claims liability at December 31, 2012, was due primarily to the following factors:

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
In estimating our claims liability at March 31, 2014, we adjusted our base calculation to take account of the following factors which we believe are reasonably likely to change our final claims liability amount:

•
Effective January 1, 2014, we began covering approximately 133,000 members under Medicaid Expansion. These are new members and a new product, so we do not have historical claims data to use for purposes of establishing the reserves. Therefore, we are applying an estimated MCR to establish the estimated incurred claims and the reserves for these members.

•
Effective January 1, 2014, we began covering approximately 126,000 new members at our South Carolina health plan. Because this is a new health plan for us, we do not have historical claims data to use for purposes of establishing the reserves. Therefore, we are applying an estimated MCR to establish the estimated incurred claims and the reserves for these members.

•
At our Texas health plan, we continue to see a significant number of older claims that are being paid as a result of disputes with providers over the initial paid amounts. We have included an allowance for additional provider-disputed claims in our reserves as of March 31, 2014, but it is often difficult to predict the frequency and amount of such claims.

•
At our New Mexico health plan, the state had fallen behind in adding members to our enrollment. As we were developing our March 31, 2014 reserves, we learned of a large number of members that were enrolled to our health plan retroactively. Since we had no claims history for these members, we applied the projected MCR to estimate the claims and reserves for these members. In addition, effective January 1, 2014, the benefits for New Mexico Medicaid members were expanded to include behavioral health benefits. The additional projected claims, and therefore the additional reserves, for behavioral health benefits were substantial.

•
At our New Mexico and Washington health plans, we began using an outside vendor to review high-dollar claims.  As part of the process, some claims are denied and more information is requested so that a detailed review of the billed amounts can be conducted. This has caused a disruption in the normal flow of claims payments that we have attempted to reflect in our reserves.

The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2013, and for the three months ended March 31, 2014, the absence of adverse development of the liability for claims and medical benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both periods, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the replenishment of reserves in the respective periods generally offset the benefit from the prior period.
11. Long-Term Debt
As of March 31, 2014, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
1.125% Notes	$550,000	$—	$—	$—	$—	$—	$550,000
3.75% Notes	187,000	187,000	—	—	—	—	—
	$737,000	$187,000	$—	$—	$—	$—	$550,000
1.125% Cash Convertible Senior Notes due 2020. In February 2013, we issued $550.0 million aggregate principal amount of 1.125% Cash Convertible Senior Notes due 2020 (the 1.125% Notes), which were outstanding as of March 31, 2014 and December 31, 2013. Interest on the 1.125% Notes is payable semiannually in arrears on January 15 and July 15 of each year, at a rate of 1.125% per annum, and commenced on July 15, 2013. The 1.125% Notes will mature on January 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. The 1.125% Notes are convertible only into cash, and not into shares of our common stock or any other securities.
The initial conversion rate for the 1.125% Notes was 24.5277 shares of our common stock per $1,000 principal amount of 1.125% Notes (equivalent to an initial conversion price of approximately $40.77 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.
The 1.125% Notes contain an embedded cash conversion option, which was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the embedded cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5.9%. As of March 31, 2014, we expect the 1.125% Notes to be outstanding until their January 15, 2020 maturity date, for a remaining amortization period of 5.8 years. The 1.125% Notes' if-converted value did not exceed their principal amount as of March 31, 2014 and December 31, 2013.
3.75% Convertible Senior Notes due 2014. We had $187.0 million of 3.75% Convertible Senior Notes due 2014 (the 3.75% Notes) outstanding as of March 31, 2014 and December 31, 2013. The 3.75% Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the 3.75% Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock.
Because the 3.75% Notes have cash settlement features, we have allocated the proceeds from their issuance between a liability component and an equity component. The reduced carrying value on the 3.75% Notes resulted in a debt discount that is amortized back to the 3.75% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 3.75% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 3.75% Notes is 7.5%, principally based on the seven-year U.S. Treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. As of March 31, 2014, we expect the 3.75% Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 6 months. The 3.75% Notes’ if-converted value exceeded their principal amount by approximately $37 million, and $11 million as of March 31, 2014, and December 31, 2013, respectively. At March 31, 2014, the equity component of the 3.75% Notes, net of the impact of deferred taxes, was $24.0 million.

The principal amounts, unamortized discount and net carrying amounts of the convertible senior notes were as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
March 31, 2014:
1.125% Notes	$550,000	$128,996	$421,004
3.75% Notes	187,000	3,451	183,549
	$737,000	$132,447	$604,553
December 31, 2013:
1.125% Notes	$550,000	$133,632	$416,368
3.75% Notes	187,000	5,128	181,872
	$737,000	$138,760	$598,240

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$3,300	$2,527
Amortization of the discount	6,314	3,723
Total interest cost recognized	$9,614	$6,250
Lease Financing Obligations. In 2013 we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of two properties, including the Molina Center located in Long Beach, California, and the building that houses our Ohio health plan located in Columbus, Ohio. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated and amortized over their remaining useful lives. The lease financing obligation is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income.
As described and defined in further detail in Note 16, "Related Party Transactions," we entered into a lease for office space in February 2013 consisting of two office buildings then under construction, one of which was completed in June 2013. We have concluded that we are the accounting owner of the construction projects because of our continuing involvement in those projects. We have recorded $34.1 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of March 31, 2014, which represents the total cost, including imputed interest, incurred by the Landlord thus far in the construction projects. As of March 31, 2014, the aggregate amount recorded to lease financing obligations for the construction projects amounted to $34.8 million. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. In addition to the capitalization of the costs incurred by the Landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was immaterial for the three months ended March 31, 2014.
12. Derivative Financial Instruments
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	March 31, 2014	December 31, 2013
		(In thousands)
Derivative asset:
1.125% Call Option	Non-current assets: Derivative asset	$196,617	$186,351

Derivative liability:
Embedded cash conversion option	Non-current liabilities: Derivative liability	$196,503	$186,239

Our derivative financial instruments do not qualify for hedge treatment, therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of income, in other income, net. Gains and losses for each of our derivative financial instruments are presented in the consolidated statements of cash flows.
1.125% Notes Call Spread Overlay. Concurrent with the issuance of the 1.125% Notes in 2013 as described in Note 11, "Long-Term Debt," we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes (the Counterparties). We refer to these transactions collectively as the Call Spread Overlay. Under the Call Spread Overlay, the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by proceeds from the sale of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes.
1.125% Call Option. The 1.125% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to the cash settlement features until the 1.125% Call Option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Call Option, refer to Note 6, "Fair Value Measurements."
Embedded Cash Conversion Option. The embedded cash conversion option within the 1.125% Notes is accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option settles or expires. For further discussion of the inputs used to determine the fair value of the embedded cash conversion option, refer to Note 6, "Fair Value Measurements."
13. Stockholders' Equity
Stockholders' equity increased $4.8 million during the three months ended March 31, 2014 compared with stockholders' equity at December 31, 2013. The increase was primarily due to net income of $4.5 million.
1.125% Warrants. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Pursuant to the 1.125% Warrants, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.125% Warrants.
Securities Repurchases and Repurchase Program. Effective as of September 30, 2013, our board of directors authorized the repurchase of up to $50.0 million in aggregate of our common stock through December 31, 2014. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of March 31, 2014, the remaining balance available to repurchase our stock under this program was $47.3 million.
Shelf Registration Statement. In May 2012, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.
Stock Plans. In connection with our equity incentive plans, we issued approximately 391,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the three months ended March 31, 2014.
14. Segment Information
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
Our Molina Medicaid Solutions segment provides MMIS design, development, implementation; business process outsourcing solutions; hosting services; and information technology support services to state Medicaid agencies.

We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources. The accounting policies of the segments are the same as those described in Note 2, "Significant Accounting Policies." The cost of services shared between the Health Plans and Molina Medicaid Solutions segment is charged to the Health Plans segment.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenue from continuing operations:
Health Plans segment:
Premium revenue	$1,940,337	$1,497,433
Premium tax revenue	51,693	37,000
Health insurer fee revenue	18,696	—
Investment income	1,629	1,516
Other revenue	3,258	4,694
Molina Medicaid Solutions segment:
Service revenue	53,630	49,756
	$2,069,243	$1,590,399

Operating income from continuing operations:
Health Plans segment	$14,019	$61,520
Molina Medicaid Solutions segment	10,248	6,353
Total operating income from continuing operations	24,267	67,873
Other expenses, net	13,778	12,906
Income from continuing operations before income tax expense	$10,489	$54,967

15. Commitments and Contingencies
California Health Plan Rate Settlement Agreement. In the fourth quarter of 2013, our California health plan entered into a settlement agreement with the California Department of Health Care Services (DHCS). The agreement settled rate disputes initiated by our California health plan dating back to 2003 with respect to its participation in Medi-Cal (California’s Medicaid program). Under the terms of the agreement, a settlement account (the Account) applicable to the California health plan’s managed care contracts has been established.
Effective January 1, 2014, the Account was established with an initial balance of zero, and will be settled after December 31, 2017. DHCS will make an interim partial settlement payment to us if it terminates early, without replacement, any of our managed care contracts. The Account will be adjusted annually to reflect a calendar year deficit or surplus, which is determined by comparing the California health plan’s pre-tax margin and a target margin established in the settlement agreement. Upon expiration of the settlement agreement, if the Account is in a deficit position, then DHCS will pay the amount of the deficit to us, subject to an alternative minimum payment amount. If the Account is in a surplus position, then no amount is owed to either party. The maximum amount that DHCS would pay to us under the terms of the settlement agreement is $40.0 million.
We estimate and recognize the retrospective adjustments to premium revenue based on our experience to date under the California health plan's managed care contracts. As of March 31, 2014, we recorded a deficit, or receivable, of $5.0 million, net of a valuation discount of $0.3 million, reflecting our estimated retrospective premium adjustment to the Account based on the California health plan's actual pretax margin for the three months ended March 31, 2014.
Legal Proceedings. The health care and business process outsourcing industries are subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Penalties associated with violations of these laws and regulations include significant fines and penalties, exclusion from participating in publicly funded programs, and the repayment of previously billed and collected revenues.
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
Washington Health Plan. The Washington Health Care Authority (HCA) has communicated that it believes it has overpaid our Washington health plan with regard to certain claims. The alleged overpayments, which relate to and were incorporated into the capitation rates paid to our Washington health plan, date back to July 1, 2012, the start date of the current contract. On March 25, 2014, HCA alleged that the total "overpayments" related to HCA’s delayed enrollment of so-called Washington Community Options Program Entry System (COPES) members were $14.4 million, and demanded payment in that amount. On April 7, 2014, HCA alleged that the total "overpayments" related to certain psychotropic drug claims that had been included in the Request for Proposal (RFP) rate book were $5.8 million, and demanded payment in that amount. HCA has provided us with minimal data by which we might independently validate HCA’s allegations. Furthermore, both alleged errors, if they in fact occurred, were unilateral errors committed and caused by HCA for which our Washington health plan had no contemporaneous knowledge and had assumed and bore no contractual risk. We are in the process of responding to HCA’s demands for payment, noting that the demands are improper since under Washington law there were in fact no "overpayments" since payment was made consistent with the express terms of the parties’ contract. We believe that any actual liability for the alleged overpayment claims is not currently probable or reasonably estimable.
Provider Claims. Many of our medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations have led certain medical providers to pursue us for additional compensation. The claims made by providers in such circumstances often involve issues of contract compliance, interpretation, payment methodology, and intent. These claims often extend to services provided by the providers over a number of years.
Various providers have contacted us seeking additional compensation for claims that we believe to have been settled. These matters, when finally concluded and determined, will not, in our opinion, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
Regulatory Capital and Dividend Restrictions. Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements upon us that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statues, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $592 million at March 31, 2014, and $608 million at December 31, 2013. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $339.8 million and $365.2 million as of March 31, 2014 and December 31, 2013, respectively.
The National Association of Insurance Commissioners, or NAIC, adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Illinois, Michigan, New Mexico, Ohio, South Carolina, Texas, Utah, Washington, and Wisconsin have adopted these rules, which may vary from state to state. California and Florida have not adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.
As of March 31, 2014, our health plans had aggregate statutory capital and surplus of approximately $641 million compared with the required minimum aggregate statutory capital and surplus of approximately $410 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2014. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

16. Related Party Transactions
In February 2013, we entered into a lease with 6th & Pine Development, LLC (the Landlord) for office space located in Long Beach, California. The lease consists of two office buildings, one of which is under construction.
The principal members of the Landlord are John C. Molina, our chief financial officer and a director of the Company, and his wife. In addition, in connection with the development of the buildings being leased, the Landlord has pledged shares of common stock in the Company the Landlord holds as trustee. Dr. J. Mario Molina, our chief executive officer, president, and chairman of the board of directors, holds a partial interest in such shares as trust beneficiary.
The lease term for the completed building commenced in June 2013, and the lease term for the building under construction is expected to commence in September 2014. The initial lease term for both buildings expires on December 31, 2024, subject to two five-year renewal options. Annual rent for the completed building is approximately $3 million, and initial annual rent for the building under construction is expected to be approximately $4 million. Rent increases 3.75% per year during the initial term. Rent during the extension terms will be the greater of then-current rent or fair market rent.
Refer to Note 17, "Variable Interest Entities," for a discussion of the Joseph M. Molina, M.D. Professional Corporations.
17. Variable Interest Entities
Joseph M. Molina M.D., Professional Corporations. The Joseph M. Molina, M.D. Professional Corporations (JMMPC) were created in 2012 to further advance our direct delivery business. JMMPC's sole shareholder is Dr. J. Mario Molina, our chief executive officer, president, and chairman of the board of directors. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. JMMPC provides professional medical services to the general public for routine non-life threatening, outpatient health care needs. Substantially all of the individuals served by JMMPC are members of our health plans. JMMPC does not have agreements to provide professional medical services with any other entities.
Our wholly owned subsidiary, American Family Care, Inc. (AFC), has entered into services agreements with JMMPC to provide clinic facilities, clinic administrative support staff, patient scheduling services and medical supplies to JMMPC. The services agreements were designed such that JMMPC will operate at break even, ensuring the availability of quality care and access for our health plan members. The services agreements provide that the administrative fees charged to JMMPC by AFC are reviewed annually to assure the achievement of this goal.
Our California, Florida, New Mexico and Washington health plans have entered into primary care capitation agreements with JMMPC. These agreements direct our health plans to perform a monthly reconciliation, to either fund JMMPC's operating deficits, or receive JMMPC's operating surpluses, such that JMMPC will derive no profit or loss. Because the AFC services agreements described above mitigate the likelihood of significant operating deficits or surpluses, such monthly reconciliation amounts are generally insignificant.
We have determined that JMMPC is a variable interest entity (VIE), and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of March 31, 2014, JMMPC had total assets of $8.9 million, and total liabilities of $8.6 million. As of December 31, 2013, JMMPC had total assets of $6.9 million and total liabilities of $6.6 million.
Our maximum exposure to loss as a result of our involvement with JMMPC is generally limited to the amounts needed to fund JMMPC's ongoing payroll and employee benefits. We believe that such loss exposure will be immaterial to our consolidated operating results and cash flows for the foreseeable future.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated. Those known risks and uncertainties include, but are not limited to, the following:

•
uncertainties associated with the implementation of the Affordable Care Act, including the full grossed up reimbursement by states of the non-deductible health insurer fee, the expansion of Medicaid eligibility in the states that participate to previously uninsured populations unfamiliar with managed care, the implementation of state insurance marketplaces, the effect of various implementing regulations, and uncertainties regarding the impact of other federal or state health care and insurance reform measures, including the dual eligibles demonstration programs in California, Illinois, Michigan, Ohio, and South Carolina;

•
newly FDA-approved drugs such as sovaldi, olysio, and other drugs for hepatitis C or other medical conditions that are exorbitantly priced but not factored into the calculation of our capitated rates for 2014;

•
significant budget pressures on state governments and their potential inability to maintain current rates, to implement expected rate increases, or to maintain existing benefit packages or membership eligibility thresholds or criteria;

•
management of our medical costs, including seasonal flu patterns and rates of utilization that are consistent with our expectations, and our ability to reduce over time the high medical costs commonly associated with new patient populations;

•	the accurate estimation of incurred but not paid medical costs across our health plans;

•
retroactive adjustments to premium revenue or accounting estimates which require adjustment based upon subsequent developments, including Medicaid pharmaceutical rebates or retroactive premium rate increases;

•
efforts by states to recoup previously paid amounts, including claims by the Washington Health Care Authority (HCA) that it overpaid our Washington health plan for certain claims related to psychotropic drugs and the Washington Community Options Program Entry System (COPES);

•
the success of our efforts to retain existing government contracts and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states, and our ability to increase our revenues consistent with our expectations;

•	the continuation and renewal of the government contracts of both our health plans and Molina Medicaid Solutions and the terms under which such contracts are renewed;

•	government audits and reviews, and any fine, enrollment freeze, or monitoring program that may result therefrom;

•	changes with respect to our provider contracts and the loss of providers;

•
the establishment of a federal or state medical cost expenditure floor as a percentage of the premiums we receive, and the interpretation and implementation of medical cost expenditure floors, administrative cost and profit ceilings, and profit sharing arrangements;

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable or unfavorable resolution of litigation, arbitration, or administrative proceedings;

•	the relatively small number of states in which we operate health plans;

•	our management of a portion of College Health Enterprises’ hospital in Long Beach, California;

•
the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, repay our outstanding indebtedness at maturity and meet our liquidity needs, including the interest expense and other costs associated with such financing;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	an inadvertent unauthorized disclosure of protected health information;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments;

•	changes in general economic conditions, including unemployment rates; and

•	increasing consolidation in the Medicaid industry.
Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10‑K for the year ended December 31, 2013.

Overview
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment.
Our Health Plans segment consists of health plans in 11 states, and includes our direct delivery business. As of March 31, 2014, these health plans served approximately 2.2 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve a small number of Health Insurance Marketplaces members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in California.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
We previously reported that our Medicaid managed care contract with the state of Missouri expired without renewal in 2012, and effective June 2013 the transition obligations associated with that contract terminated. Therefore, beginning in the second quarter of 2013, we classified the operations for our Missouri health plan as discontinued operations for all periods presented in our consolidated financial statements. The following discussion and analysis, with the exception of cash flow information, is presented in the context of continuing operations unless otherwise identified.
Health Care Reform
We believe that the Affordable Care Act (defined below) will continue to provide us with significant opportunities for membership growth in our existing markets and, potentially, in new markets in the future as follows:
Medicaid Expansion. As of January 1, 2014, in the states that have elected to participate, the Affordable Care Act provides for the expansion of the Medicaid program to provide eligibility to nearly all low-income people under age 65 with incomes at or below 138 percent of the federal poverty line. Among the 11 states where we currently operate our health plans, the states of California, Illinois, Michigan, New Mexico, Ohio, and Washington participate in Medicaid expansion. In the first quarter of 2014, we added approximately 133,000 Medicaid expansion members, or 6% of total membership.
Health Insurance Marketplaces. On October 1, 2013, Health Insurance Marketplaces (Marketplaces) became available for consumers to access and begin the enrollment process for coverage beginning January 1, 2014. Marketplaces allow individuals and small groups to purchase health insurance that is federally subsidized. We participate in Marketplaces in all of the states in which we operate, except Illinois and South Carolina. In the first quarter of 2014, we added approximately 7,700 Marketplaces members, or 0.4% of total membership.
Dual Eligibles. Policymakers at the federal and state levels are increasingly developing initiatives, and the Centers for Medicare and Medicaid Services (CMS) has implemented several demonstrations, designed to improve the coordination of care for dual eligibles and reduce spending under Medicare and Medicaid. These demonstrations include issuing contracts to 15 states to design a program to integrate Medicare and Medicaid services for dual eligibles in the state. We refer to such demonstrations as our Medicare-Medicaid Plan (MMP) implementations. Our Illinois health plan began serving MMP members in March 2014. Our health plans in California, Ohio, Michigan and South Carolina intend to commence their MMP implementations during 2014 and early 2015.
Health Insurer Fee. In the first quarter of 2014, we adopted the guidance of the Financial Accounting Standards Board (FASB) related to accounting for the fees to be paid by health insurers to the federal government under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act, or ACA). The ACA imposes an annual fee, or excise tax, on health insurers for each calendar year beginning on or after January 1, 2014. The health insurer fee (HIF) is imposed beginning in 2014 based on a company's share of the industry's net premiums written during the preceding calendar year, and is payable on September 30 of each year.
Effective January 1, 2014, we recorded our estimate of the 2014 liability to accounts payable and accrued liabilities, amounting to $88.8 million. We are amortizing this liability on a straight-line basis in 2014, and recorded $22.2 million to health insurer fee expenses in the first quarter of 2014. As enacted, this federal premium-based assessment is non-deductible for income tax purposes.
For further discussion of the risks and uncertainties relating to the HIF, refer to the subheading below, "Liquidity and Capital Resources—Financial Condition."

Market Updates - Health Plans Segment
Florida. On March 12, 2014, our Florida health plan entered into an agreement with Healthy Palm Beaches, Inc. (HPB) to acquire certain assets relating to HPB’s Medicaid business for $8.0 million, subject to adjustment. Our Florida health plan expects to close on this transaction in the second quarter of 2014.
South Carolina. Our South Carolina health plan began serving 126,000 members under the state of South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014. For further information refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 4, "Business Combinations."
Composition of Revenue and Membership
Health Plans Segment
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
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled; and regions or service areas.
Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," is not generally subject to significant accounting estimates. For the three months ended March 31, 2014, we received approximately 97% of our premium revenue as a fixed amount per member per month (PMPM), pursuant to our Medicaid contracts with state agencies, Medicare and other managed care organizations for which we operate as subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
For the three months ended March 31, 2014, we recognized approximately 3% of our premium revenue in the form of "birth income"—a one-time payment for the delivery of a child—from the Medicaid programs in all of our state health plans except Illinois and New Mexico. Such payments are recognized as revenue in the month the birth occurs.
The amount of the premiums paid to us may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans in the three months ended March 31, 2014, by program.

	Ending	PMPM Premiums
	Membership	Low	High	Consolidated
Temporary Assistance for Needy Families (TANF)	1,575,300	$110.00	$320.00	$170.00
Aged, Blind or Disabled (ABD)	309,900	380.00	1,240.00	750.00
Medicaid Expansion	133,000	530.00	630.00	570.00
Children's Health Insurance Program (CHIP)	83,700	90.00	130.00	120.00
Medicare Special Needs Plans (Medicare)	41,400	530.00	1,340.00	1,240.00
Health Insurance Marketplaces (Marketplaces)	7,700	320.00	670.00	410.00

The following tables set forth our Health Plans segment membership as of the dates indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
Health Plans Segment Ending Membership by Health Plan:
California	418,000	368,000	332,000
Florida	91,000	89,000	75,000
Illinois	5,000	4,000	—
Michigan	218,000	213,000	217,000
New Mexico	183,000	168,000	91,000
Ohio	260,000	255,000	242,000
South Carolina (1)	126,000	—	—
Texas	246,000	252,000	274,000
Utah	80,000	86,000	87,000
Washington	434,000	403,000	416,000
Wisconsin	90,000	93,000	86,000
	2,151,000	1,931,000	1,820,000

Health Plans Segment Ending Membership by Program:
TANF	1,575,300	1,503,800	1,402,000
ABD	309,900	288,600	269,300
Medicaid Expansion (2)	133,000	—	—
CHIP	83,700	99,200	114,400
Medicare	41,400	39,400	34,300
Marketplaces (3)	7,700	—	—
	2,151,000	1,931,000	1,820,000
_________________________

(1)	Our South Carolina health plan began serving members under the state of South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014.

(2)	Medicaid Expansion membership phased in effective January 1, 2014.

(3)	Marketplaces became available for consumers to access coverage beginning January 1, 2014.
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
Composition of Expenses
Health Plans Segment
Operating expenses for the Health Plans segment include expenses related to the provision of medical care services, G&A expenses, and premium tax expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate medical costs incurred. Expenses related to medical care services are captured in the following categories:

•
Fee-for-service expenses: Under fee-for-service arrangements, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of services. Such expenses are recorded in the period in which the related services are dispensed. Nearly all hospital services and the majority of our primary care and physician specialist services are paid on a fee-for-service basis.

•	Capitation expenses: Under capitation arrangements, we pay a fixed amount PMPM to the provider without regard to the frequency, extent, or nature of the medical services actually furnished.

•	Pharmacy expenses: All drug, injectables, and immunization costs paid through our pharmacy benefit manager are classified as pharmacy expenses.

•	Direct delivery expenses: All costs associated with our operation of primary care clinics are classified as direct delivery expenses.

•	Other medical expenses: All medically related administrative costs, certain provider incentive costs, reinsurance costs and other health care expenses are classified as other medical expenses.
Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements in Note 10, "Medical Claims and Benefits Payable," for further information on how we estimate such liabilities.
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
First Quarter Financial Performance Summary, Continuing Operations
The following table and narrative briefly summarize our financial and operating performance from continuing operations for the three months ended March 31, 2014 and 2013. All ratios, with the exception of the medical care ratio and the premium tax ratio, are shown as a percentage of total revenue. The medical care ratio is computed as a percentage of premium revenue, the premium tax ratio is computed as a percentage of premium revenue plus premium tax revenue because there are direct relationships between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended March 31,
	2014	2013
	(Dollar amounts in thousands, except per share data)
Net income per diluted share	$0.10	$0.65
Premium revenue	$1,940,337	$1,497,433
Service revenue	$53,630	$49,756
Operating income	$24,267	$67,873
Net income	$4,834	$30,522

Total ending membership	2,151,000	1,820,000

Premium revenue	93.8%	94.2%
Service revenue	2.6	3.1
Premium tax revenue	2.5	2.3
Health insurer fee revenue	0.9	—
Investment income	0.1	0.1
Other revenue	0.1	0.3
Total revenue	100.0%	100.0%

Medical care ratio	88.7%	86.0%
General and administrative expense ratio	9.1%	8.9%
Premium tax ratio	2.6%	2.4%
Operating income	1.2%	4.3%
Net income	0.2%	1.9%
Effective tax rate	53.9%	44.5%

Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental metrics in evaluating our financial performance, making financing and business decisions, and forecasting and planning for future periods. For these reasons, management believes such measures are useful supplemental measures to investors in comparing our performance and the performance of other companies in the health care industry. These non-GAAP financial measures should be considered as supplements to, and not substitutes for or superior to, GAAP measures (GAAP stands for U.S. Generally Accepted Accounting Principles).
The first of these non-GAAP measures is earnings before interest, taxes, depreciation and amortization, or EBITDA. The following table reconciles net income, which we believe to be the most comparable GAAP measure, to EBITDA.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$4,498	$29,915
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	25,914	21,799
Interest expense	13,822	13,037
Income tax expense	5,237	24,270
EBITDA	$49,471	$89,021
The second of these non-GAAP measures is adjusted net income, continuing operations. The following table reconciles net income from continuing operations, which we believe to be the most comparable GAAP measure, to adjusted net income, continuing operations.

	Three Months Ended March 31,
	2014		2013
	(In thousands, except diluted per-share amounts)
Net income, continuing operations	$4,834	$0.10	$30,522	$0.65
Adjustments, net of tax:
Depreciation, and amortization of capitalized software	12,998	0.27	10,679	0.23
Stock-based compensation	4,899	0.10	3,600	0.08
Amortization of convertible senior notes and lease financing obligations	4,205	0.10	2,345	0.05
Amortization of intangible assets	3,329	0.07	3,054	0.07
Change in fair value of derivatives	(1)	—	(75)	—
Adjusted net income, continuing operations	$30,264	$0.64	$50,125	$1.08

Analysis of First Quarter 2014 Financial Results - Trends and Developments
At our Investor Day on February 13, 2014, we stated that our first quarter results could be adversely affected by three factors: (A) general and administrative expenses incurred before related revenue is realized; (B) delays in securing agreements for the reimbursement (including reimbursement for tax impacts) of the HIF; and (C) delays in the recognition of quality or at risk performance related revenue.
Results reported for the first quarter of 2014 would have been higher except for:

(A)
General and administrative expenses for which no related revenue was recognized reduced first quarter earnings by approximately $20 million, or $0.19 per diluted share (GAAP and adjusted basis). Our full year guidance for 2014 anticipates an administrative expense ratio of 7.5% for the fourth quarter of 2014.

(B)
The absence of full reimbursement for the HIF reduced first quarter earnings by approximately $16 million, or $0.15 per diluted share (GAAP and adjusted basis). We had not secured agreements with the states of California, Michigan, New Mexico, Texas, Utah and South Carolina at the close of the first quarter 2014 for the reimbursement (including income tax effect) of the HIF. We remain guardedly optimistic that we will secure such agreements with all of our state partners prior to the close of 2014.

(C)
The failure to recognize a portion of the Texas health plan's quality incentive revenue reduced first quarter earnings by approximately $6 million, or $0.06 per diluted share (GAAP and adjusted basis). Changes to the metrics associated with the achievement of that quality incentive revenue make it difficult to recognize revenue as of March 31, 2014. We remain guardedly optimistic that we will be able to recognize most of our quality revenue in Texas prior to the close of 2014.

Results of Operations, Continuing Operations
First Quarter of 2014 Compared with the Fourth Quarter of 2013
Diluted net income per share, continuing operations, increased to $0.10 in the first quarter 2014 from a diluted net loss per share, continuing operations of $0.20 in the fourth quarter of 2013. Adjusted net income per diluted share, continuing operations, similarly increased to $0.64 in the first quarter 2014, from $0.44 in the fourth quarter of 2013. First quarter 2014 financial results improved when compared with fourth quarter 2013 due to:

•	An increase in total revenue of 21%; primarily due to our expansion into South Carolina, expanded member benefits in New Mexico and Florida, and substantial membership increases in California; and

•	A decrease in the general and administrative expense ratio to 9.1%, from 11.0% in the fourth quarter of 2013; partially offset by

•	The impact of that portion of the HIF not reimbursed by our state partners which reduced pretax income in the first quarter 2014 by approximately $16 million.
First Quarter of 2014 Compared with the First Quarter of 2013
Diluted net income per share, continuing operations decreased to $0.10 in the first quarter 2014, from $0.65 in the first quarter 2013. Adjusted net income per diluted share, continuing operations, similarly decreased to $0.64 in the first quarter 2014, from $1.08 in the first quarter 2013. Financial results for the first quarter of 2014 are difficult to compare with the first quarter of 2013 for the following reasons:

•	The recognition in the first quarter 2013 of $24 million in revenue related to 2012 and 2011;

•	The $16 million of HIF not reimbursed by our state partners in the first quarter 2014;

•	The ‘gross up' of HIF revenue that was recognized in the quarter to compensate us for the lack of tax deductibility of the HIF;

•	The $6 million of quality revenue not recognized in the first quarter 2014;

•
An out of period benefit recorded at the Texas health plan in the first quarter of 2013 that improved that health plan’s financial performance by approximately $13 million over what it would have otherwise reported;

•	The impact of lower margins associated with the startup of operations in South Carolina and the provision of new benefits to members in Florida and New Mexico; and

•	The impact of a much higher effective tax rate in the first quarter 2014 due to the non-deductibility of the HIF.
Health Plans Segment
Premium Revenue
Premium revenue for the first quarter of 2014 increased 30% over the first quarter of 2013, due to a 19% increase in member months, and a 9% increase in revenue per member per month (PMPM). The 19% increase in member months was primarily due to the addition of Medicaid expansion membership at our health plans in California, New Mexico, Ohio and Washington, and the addition of Medicaid members at our South Carolina health plan, all effective January 1, 2014.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended March 31,
	2014			2013
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$1,181,061	$183.21	68.6%	$866,755	$160.02	67.3%
Pharmacy	286,628	44.46	16.7	231,838	42.80	18.0
Capitation	169,439	26.28	9.8	140,324	25.91	10.9
Direct delivery	22,021	3.42	1.3	8,684	1.60	0.7
Other	62,509	9.71	3.6	40,314	7.44	3.1
Total	$1,721,658	$267.08	100.0%	$1,287,915	$237.77	100.0%

Our consolidated medical care ratio increased to 88.7% in the first quarter of 2014, from 86.0% in the first quarter of 2013.
Individual Health Plan Analysis
California. Medical margin improved at the California health plan $12.3 million, or approximately 40%, in the first quarter of 2014, when compared with the first quarter of 2013. Higher enrollment and higher PMPM premium—particularly as a result of the 47,000 members added due to Medicaid expansion—and a $5.0 million benefit from the rate settlement agreement with the California Department of Health Care Services (DHCS), were mainly responsible for the improved financial performance. The increase in medical margin at the California health plan was even more notable given the recognition of approximately $18 million in revenue in the first quarter of 2013 (without related medical expense offset) that related to 2012 and 2011.
Florida. Medical margin improved at the Florida health plan by $2.9 million because the higher dollar margins associated with the enrollment of long-term care members beginning in December 2013. Premiums for long-term care members are typically set at a higher medical care ratio than for our traditional membership, but the much larger premiums associated with long-term members often generate higher dollar margins despite lower percentage margins.
Illinois. The medical care ratio for the Illinois health plan was 95.5% in the first quarter of 2014. The Illinois health plan served its first member effective September 2013.
Michigan. Financial performance improved at the Michigan health plan in the first quarter of 2014, when compared with the first quarter of 2013, primarily due to an improved bed day management program and lower seasonal flu experience thus far in 2014. The medical care ratio of the Michigan health plan decreased to 78.0% in the first quarter of 2014, from 88.1% in the first quarter of 2013.
New Mexico. Medical margin improved at the New Mexico health plan in the first quarter of 2014, when compared with the first quarter of 2013, primarily due to increased revenues associated with the addition of approximately 91,000 Medicaid members and the inclusion of additional member benefits into premium rates. The increased membership in 2014 includes the addition of approximately 30,000 Medicaid expansion members in the first quarter of 2014, and approximately 60,000 new members in 2013 relating to a business combination effective August 1, 2013. The medical care ratio of the New Mexico health plan increased to 87.3% in the first quarter of 2014, from 85.9% in the first quarter of 2013. The higher medical care ratio was primarily the result of the addition of Medicaid expansion members and the addition of Medicaid behavioral health and long-term care services effective January 1, 2014.
Ohio. Financial performance worsened slightly at the Ohio health plan in the first quarter of 2014, when compared with the first quarter of 2013, due to growth in ABD membership, which typically carries a higher medical care ratio. The medical care ratio of the Ohio health plan increased to 85.3% for the first quarter of 2014, from 84.6% for the first quarter of 2013.
South Carolina. The medical care ratio for the South Carolina health plan was 94.0% in the first quarter of 2014. The South Carolina health plan served its first members effective January 2014. Our experience has been that members transitioning from Medicaid fee-for-service into managed care (as is the case with our South Carolina membership) experience higher medical care costs during the initial months of their enrollment.
Texas. Financial performance worsened at the Texas health plan in the first quarter of 2014, when compared with the first quarter of 2013, due to a decrease in quality based revenue, increased profit rebates payable to the state of Texas, and the absence in 2014 of the substantial ($13.5 million) favorable prior period claims development that improved reported financial performance in the first quarter of 2013. The medical care ratio of the Texas health plan increased to 91.5% in the first quarter of 2014, from 80.9% in the first quarter of 2013.
Utah. Financial performance improved at the Utah health plan in the first quarter of 2014, when compared with the first quarter of 2013, due to improved performance in both the Medicaid and the Medicare lines of business. The medical care ratio of the Utah health plan decreased to 85.4% in the first quarter of 2014, from 86.8% in the first quarter of 2013.
Washington. Financial performance worsened at the Washington health plan in the first quarter of 2014, when compared with the first quarter of 2013, primarily due to a 7% decrease in premium rates effective January 2014. The medical care ratio of the Washington health plan increased to 92.2% in the first quarter of 2014, from 87.6% in the first quarter of 2013. The Washington health plan added approximately 49,000 Medicaid expansion members in the first quarter of 2014.
Wisconsin. Financial performance improved at the Wisconsin health plan in the first quarter of 2014, when compared with the first quarter of 2013. The medical care ratio of the Wisconsin health plan decreased to 74.8% in the first quarter of 2014, from 87.2% in the first quarter of 2013.
Health Insurer Fee Revenue and Expenses
Refer to "Liquidity and Capital Resources—Financial Condition" below, for a comprehensive discussion of the HIF.
Premium Tax Expense
Premium tax expense was 2.6% of premium revenue plus premium tax revenue in the three months ended March 31, 2014, compared with 2.4% in the three months ended March 31, 2013.

Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended March 31, 2014
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,254	$277,642	$221.42	$237,344	$189.28	85.5%	$40,298
Florida	270	105,166	389.67	93,461	346.30	88.9	11,705
Illinois (3)	14	15,171	1,078.41	14,494	1,030.28	95.5	677
Michigan	648	173,496	267.58	135,320	208.70	78.0	38,176
New Mexico	549	225,068	410.00	196,409	357.79	87.3	28,659
Ohio	772	278,295	360.62	237,328	307.53	85.3	40,967
South Carolina	394	96,020	243.41	90,262	228.82	94.0	5,758
Texas	749	320,096	427.27	292,958	391.05	91.5	27,138
Utah	246	78,654	319.96	67,200	273.37	85.4	11,454
Washington	1,276	323,461	253.48	298,107	233.61	92.2	25,354
Wisconsin	274	38,528	140.67	28,809	105.19	74.8	9,719
Other (4)	—	8,740	—	29,966	—	—	(21,226)
	6,446	$1,940,337	$301.00	$1,721,658	$267.08	88.7%	$218,679

	Three Months Ended March 31, 2013
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,001	$187,788	$187.55	$159,763	$159.56	85.1%	$28,025
Florida	223	58,164	260.13	49,404	220.95	84.9	8,760
Michigan	652	166,557	255.52	146,748	225.13	88.1	19,809
New Mexico	274	84,000	306.97	72,149	263.66	85.9	11,851
Ohio	726	268,808	370.44	227,454	313.45	84.6	41,354
Texas	832	329,451	395.96	266,449	320.24	80.9	63,002
Utah	259	74,956	289.59	65,029	251.24	86.8	9,927
Washington	1,250	298,286	238.70	261,397	209.18	87.6	36,889
Wisconsin	200	27,124	135.53	23,664	118.24	87.2	3,460
Other (3)(4)	—	2,299	—	15,858	—	—	(13,559)
	5,417	$1,497,433	$276.45	$1,287,915	$237.77	86.0%	$209,518

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	The MCR represents medical costs as a percentage of premium revenue.

(3)	The Illinois health plan's results prior to October 1, 2013, were insignificant and reported in "Other."

(4)	"Other" medical care costs include primarily medically related administrative costs at the parent company, and direct delivery costs.

The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$592,403	$424,173
Pharmacy payable	51,743	45,037
Capitation payable	23,583	20,267
Other	151,812	180,310
	$819,541	$669,787
The following table provides detailed medical claims data for the periods presented:

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
	(Dollars in thousands, except per-member amounts)
Days in claims payable, fee for service	46	38	43
Number of claims in inventory at end of period	287,300	135,400	145,800
Billed charges of claims in inventory at end of period	$517,300	$236,700	$276,500
Claims in inventory per member at end of period	0.13	0.07	0.08
Billed charges of claims in inventory per member at end of period	$240.49	$130.05	$143.19
Number of claims received during the period	5,986,000	5,271,000	21,317,500
Billed charges of claims received during the period	$6,354,000	$5,170,700	$21,414,600
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Service revenue before amortization	$54,359	$50,485
Amortization recorded as reduction of service revenue	(729)	(729)
Service revenue	53,630	49,756
Cost of service revenue	40,657	39,770
General and administrative costs	1,750	2,351
Amortization of customer relationship intangibles recorded as amortization	975	1,282
Operating income	$10,248	$6,353

Operating income for our Molina Medicaid Solutions segment increased $3.9 million for the three months ended March 31, 2014, compared with the same prior year period. The increase in operating income was primarily the result of increased revenues due to Medicaid Expansion membership.
Consolidated Expenses
General and Administrative Expenses
General and administrative expenses increased to 9.1% of total revenue for the three months ended March 31, 2014, compared with 8.9% of total revenue for the three months ended March 31, 2013, and declined from 11.0% in the fourth quarter of 2013. The year-over-year increase was primarily due to higher costs incurred as a result of continuing costs in connection with significant membership growth in 2014. General and administrative expense incurred during the three months ended March 31, 2014, for which no related revenue was recognized, amounted to approximately $20 million.

Depreciation and Amortization
 The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of service revenue, or as cost of service revenue.

	Three Months Ended March 31,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$16,136	0.8%	$12,445	0.8%
Amortization of intangible assets, continuing operations	4,555	0.2	4,118	0.3
Depreciation and amortization, continuing operations	20,691	1.0	16,563	1.1
Depreciation and amortization, discontinued operations	—	—	2	—
Amortization recorded as reduction of service revenue	729	—	729	0.1
Amortization recorded as cost of service revenue	11,574	0.6	4,505	0.2
Depreciation and amortization reported in the consolidated statements of cash flows	$32,994	1.6%	$21,799	1.4%

Interest Expense
Interest expense increased to $13.8 million for the three months ended March 31, 2014, from $13.0 million for the three months ended March 31, 2013, primarily due to lease financing transactions in the second quarter of 2013. Interest expense includes non-cash interest expense relating to the amortization of the discount on our long-term debt obligations, which amounted to $6.7 million and $3.7 million for the three months ended March 31, 2014, and 2013, respectively.
Income Taxes
The provision for income taxes in continuing operations is recorded at an effective rate of 53.9% for the three months ended March 31, 2014, compared with 44.5% for the three months ended March 31, 2013. The disparity between rates in the first quarters of 2014 and 2013 is primarily due to the nondeductible HIF in 2014.
Liquidity and Capital Resources
Introduction
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of March 31, 2014, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

Investment income was $1.6 million for the three months ended March 31, 2014, compared with $1.5 million for the three months ended March 31, 2013. Our annualized portfolio yield for the three months ended March 31, 2014 and 2013 was 0.4%.
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
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Three Months Ended March 31,
	2014	2013	Change
	(In thousands)
Net cash provided by operating activities	$210,897	$20,104	$190,793
Net cash used in investing activities	(27,491)	(21,200)	(6,291)
Net cash (used in) provided by financing activities	(35,932)	374,837	(410,769)
Net increase in cash and cash equivalents	$147,474	$373,741	$(226,267)
Operating Activities. Cash provided by operating activities increased $190.8 million, primarily due to the change in medical claims and benefits payable, which increased $153.1 million in connection with our membership growth in the first quarter of 2014 as described above.
Investing Activities. Cash used in investing activities increased $6.3 million, primarily due to increased Health Plans segment statutory deposit requirements resulting from membership growth in the first quarter of 2014, which is reflected in the increase in restricted investments.
Financing Activities. Cash used in financing activities for the first quarter of 2014 related primarily to the settlement of $38.1 million of contingent consideration liabilities for our 2013 South Carolina health plan acquisition. Financing activities generated net cash of $374.8 million in the first quarter of 2013, primarily due to the 1.125% Notes and related financing transactions, with no comparable activity in the first quarter of 2014.
Financial Condition
On a consolidated basis, at March 31, 2014, we had working capital of $725.3 million compared with $745.7 million at December 31, 2013. At March 31, 2014, and December 31, 2013, we had cash and investments, including restricted investments, of $1,872.5 million, and $1,712.9 million, respectively. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Health Insurer Fee. One notable provision of the ACA is an excise tax or annual fee that applies to most health plans, including commercial health plans and Medicaid managed care plans like Molina Healthcare. While characterized as a "fee" in the text of the ACA, the intent of Congress was to impose a broad-based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums.
However, because Medicaid is a government–funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. We continue to work with our state partners to obtain reimbursement for the full economic impact of the excise tax. Currently, we project that the HIF payable by September 30, 2014 will be $88.8 million. Because this amount is not deductible for income tax purposes, our net income will be reduced by the full amount of the assessment.
When states reimburse us for the amount of the HIF, that reimbursement will itself be subject to income tax, the HIF, and applicable state premium taxes. If our estimate of the $88.8 million HIF liability in 2014 is correct, and if our estimate of the amount allocable to Medicaid of approximately $81 million is correct, states will need to pay us an incremental amount of approximately $134 million in revenue during 2014 to account for the HIF and the absence of its tax deductibility. On a percentage basis, we anticipate that states will need to increase our Medicaid premium rates by approximately 1.4% to reimburse us for the HIF we will owe (based upon our estimated pro-rata share of total industry revenue in 2013). In addition, we estimate that states will need to increase our Medicaid premium rates by a further 0.9% to make us whole for the lack of tax deductibility of the HIF, representing an estimated overall premium rate increase of approximately 2.3%.
As of May 1, 2014, we have contractual commitments from the states of Florida, Illinois, Ohio, Washington and Wisconsin to reimburse us by way of a lump sum payment for the full economic impact of the HIF in their respective states. While all of our remaining states have acknowledged the actuarial requirement that they reimburse us for the HIF, and its related income tax effects, no state other than those indicated above have contractually committed to do so.
Furthermore, states which have acknowledged the requirement to include the impact of the tax in our premium payments may argue that current premium rates will remain actuarially sound even if no adjustment is made to those rates. We continue to work with state officials to address the issue of fully grossed up reimbursement. If we are unable to obtain either premium increases or direct reimbursements to offset the impact of the tax on a fully grossed up basis, our business, financial condition, cash flows or results of operations could be materially adversely affected.
Regulatory Capital and Dividend Restrictions
For information on our regulatory capital requirements and dividend restrictions, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 15, "Commitments and Contingencies."
Future Sources and Uses of Liquidity
For information on our debt instruments, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 11, "Long-Term Debt."
For information on our shelf registration statement and our securities repurchase program, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 13, "Stockholders' Equity."
Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2013, was disclosed in our 2013 Annual Report on Form 10-K. There were no material changes to this previously filed information outside the ordinary course of business during the three months ended March 31, 2014. For further discussion and maturities of our long-term debt, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 11, "Long-Term Debt."
Critical Accounting Estimates
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Health Plans segment medical claims and benefits payable. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 10, "Medical Claims and Benefits Payable," for a table which presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements.

•
Health Plans segment contractual provisions with revenue or profit limits. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the first quarter of 2014 in connection with such contractual provisions.

•
Health Plans segment quality incentives. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the first quarter of 2014 in connection with such quality incentives.

•	Molina Medicaid Solutions segment revenue and cost recognition.
There have been no significant changes during the three months ended March 31, 2014, to the items that we disclosed as our critical accounting estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
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
Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A – Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors described herein and in our 2013 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows, or results of operations.
There have been no material changes to the risk factors disclosed in our 2013 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended March 31, 2014 was as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 – January 31	3,762	$34.75	—	$47,338,505
February 1 – February 28	42,890	$36.12	—	$47,338,505
March 1 – March 31	174,800	$37.68	—	$47,338,505
Total	221,452	$37.33	—

(a)
During the three months ended March 31, 2014, we withheld 221,452 shares of common stock under our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan to settle our employees' income tax obligations.

(b)
Effective as of September 30, 2013, our board of directors authorized the repurchase of up to $50.0 million in aggregate of our common stock. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and market conditions. This repurchase program extends through December 31, 2014.

Item 3.    Defaults Upon Senior Securities
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
Reference is made to the accompanying Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	May 1, 2014	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 1, 2014	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

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