Form 10-Q
period 2014-06-30
MOLINA HEALTHCARE INC
filed 2014-07-30
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 25, 2014, was approximately 46,508,000.

MOLINA HEALTHCARE, INC.
Form 10-Q

For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Amounts in thousands, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,027,351	$935,895
Investments	740,874	703,052
Receivables	473,514	298,935
Income taxes refundable	16,726	32,742
Deferred income taxes	19,518	26,556
Prepaid expenses and other current assets	93,862	42,484
Total current assets	2,371,845	2,039,664
Property, equipment, and capitalized software, net	317,630	292,083
Deferred contract costs	47,969	45,675
Intangible assets, net	88,493	98,871
Goodwill	230,738	230,738
Restricted investments	84,440	63,093
Auction rate securities	11,025	10,898
Deferred income taxes	4,075	—
Derivative asset	250,160	186,351
Other assets	45,654	35,564
	$3,452,029	$3,002,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$924,182	$669,787
Accounts payable and accrued liabilities	475,358	319,965
Deferred revenue	45,945	122,216
Current maturities of long-term debt	185,451	182,008
Total current liabilities	1,630,936	1,293,976
Convertible senior notes	425,709	416,368
Lease financing obligations	160,121	159,394
Lease financing obligations – related party	39,436	27,092
Deferred income taxes	—	580
Derivative liability	250,038	186,239
Other long-term liabilities	28,719	26,351
Total liabilities	2,534,959	2,110,000

Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding: 46,494 shares at June 30, 2014 and 45,871 shares at December 31, 2013	46	46
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	351,546	340,848
Accumulated other comprehensive income (loss)	40	(1,086)
Retained earnings	565,438	553,129
Total stockholders’ equity	917,070	892,937
	$3,452,029	$3,002,937
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Amounts in thousands, except net income per share) (Unaudited)
Revenue:
Premium revenue	$2,167,142	$1,501,729	$4,107,479	$2,999,162
Service revenue	50,232	49,672	103,862	99,428
Premium tax revenue	70,120	46,883	121,813	83,883
Health insurer fee revenue	19,662	—	38,358	—
Investment income	1,945	1,628	3,574	3,144
Other revenue	2,938	5,922	6,196	10,616
Total revenue	2,312,039	1,605,834	4,381,282	3,196,233
Operating expenses:
Medical care costs	1,934,299	1,294,706	3,655,957	2,582,621
Cost of service revenue	37,107	39,305	77,764	79,075
General and administrative expenses	193,239	161,479	381,326	302,757
Premium tax expenses	70,120	46,883	121,813	83,883
Health insurer fee expenses	21,945	—	44,135	—
Depreciation and amortization	22,902	17,015	43,593	33,578
Total operating expenses	2,279,612	1,559,388	4,324,588	3,081,914
Operating income	32,427	46,446	56,694	114,319
Other expenses, net:
Interest expense	13,993	11,667	27,815	24,704
Other (income) expense, net	(9)	3,502	(53)	3,371
Total other expenses, net	13,984	15,169	27,762	28,075
Income from continuing operations before income tax expense	18,443	31,277	28,932	86,244
Income tax expense	10,702	15,481	16,357	39,926
Income from continuing operations	7,741	15,796	12,575	46,318
Income (loss) from discontinued operations, net of tax	70	8,775	(266)	8,168
Net income	$7,811	$24,571	$12,309	$54,486

Basic net income per share:
Continuing operations	$0.17	$0.35	$0.27	$1.01
Discontinued operations	—	0.19	—	0.18
Basic net income per share	$0.17	$0.54	$0.27	$1.19

Diluted net income per share:
Continuing operations	$0.16	$0.34	$0.26	$1.00
Discontinued operations	—	0.19	—	0.17
Diluted net income per share	$0.16	$0.53	$0.26	$1.17
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Amounts in thousands) (Unaudited)
Net income	$7,811	$24,571	$12,309	$54,486
Other comprehensive income:
Unrealized investment gain (loss)	391	(4,045)	1,817	(3,626)
Effect of income taxes	(31)	(1,537)	691	(1,378)
Other comprehensive income (loss), net of tax	422	(2,508)	1,126	(2,248)
Comprehensive income	$8,233	$22,063	$13,435	$52,238

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2014	2013
	(Amounts in thousands) (Unaudited)
Operating activities:
Net income	$12,309	$54,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,654	43,907
Deferred income taxes	1,692	(22,155)
Stock–based compensation	10,456	12,150
Amortization of convertible senior notes and lease financing obligations	13,455	9,688
Amortization of premium/discount on investments	5,524	4,298
Amortization of deferred financing costs	1,301	2,366
Change in fair value of derivatives, net	(10)	3,384
Change in fair value of contingent consideration liabilities	(4,199)	—
Gain on disposal of property and equipment, net	(860)	—
Tax deficiency from employee stock compensation	(33)	(38)
Changes in operating assets and liabilities:
Receivables	(174,579)	(64,094)
Prepaid expenses and other assets	(66,887)	(22,856)
Medical claims and benefits payable	254,395	(29,043)
Accounts payable and accrued liabilities	177,497	(16,968)
Deferred revenue	(76,271)	(95,849)
Income taxes	16,016	8,976
Net cash provided by (used in) operating activities	235,460	(111,748)
Investing activities:
Purchases of investments	(368,304)	(532,151)
Proceeds from sales and maturities of investments	326,648	149,420
Purchases of equipment	(37,670)	(35,229)
Increase in restricted investments	(15,622)	(12,834)
Proceeds from sale of property and equipment	6,807	—
Change in deferred contract costs	(13,742)	6,994
Change in other noncurrent assets and liabilities	(453)	(8,012)
Net cash used in investing activities	(102,336)	(431,812)
Financing activities:
Proceeds from issuance of 1.125% Notes, net of deferred financing costs	—	537,973
Proceeds from sale-leaseback transactions	—	158,694
Purchase of 1.125% Notes call option	—	(149,331)
Proceeds from issuance of warrants	—	75,074
Treasury stock purchases	—	(50,000)
Principal payments on term loan	—	(47,471)
Repayment of amounts borrowed under credit facility	—	(40,000)
Contingent consideration liabilities settled	(50,349)	—
Proceeds from employee stock plans	7,617	4,852
Excess tax benefits from employee stock compensation	1,111	1,544
Settlement of interest rate swap	—	(875)
Principal payments on lease financing obligations - related party	(47)	—
Net cash (used in) provided by financing activities	(41,668)	490,460
Net increase (decrease) in cash and cash equivalents	91,456	(53,100)
Cash and cash equivalents at beginning of period	935,895	795,770
Cash and cash equivalents at end of period	$1,027,351	$742,670

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six Months Ended
	June 30,
	2014	2013
	(Amounts in thousands) (Unaudited)
Supplemental cash flow information:

Cash (received) paid during the period for:
Income taxes	$(2,714)	$41,407
Interest	$13,210	$21,933

Schedule of non-cash investing and financing activities:
Retirement of treasury stock	$—	$53,000
Common stock used for stock-based compensation	$8,453	$5,669
Non-cash lease financing obligation – related party	$12,447	$—

Details of change in fair value of derivatives, net:
Gain on 1.125% Call Option	$63,809	$57,792
Loss on embedded cash conversion option	(63,799)	(57,686)
Loss on 1.125% Warrants	—	(3,923)
Gain on interest rate swap	—	433
Change in fair value of derivatives, net	$10	$(3,384)

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2014
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
Our Health Plans segment consists of health plans in 11 states, and includes our direct delivery business. As of June 30, 2014, these health plans served approximately 2.3 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve a small number of Health Insurance Marketplaces (Marketplaces) members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in California.
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
Reclassifications
We have reclassified certain amounts in the 2013 consolidated statements of income to conform to the 2014 presentation of separately presenting premium tax revenue and premium revenue.
2. Significant Accounting Policies
Revenue Recognition
Premium Revenue – Health Plans Segment
Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. Premium revenues are recognized in the month that members are entitled to receive health care services.
Certain components of premium revenue are subject to accounting estimates and fall into two categories:

(1)	Contractual provisions that may adjust or limit revenue or profit:
Health Plan Medical Cost Floors (Minimums), Medical Cost Corridors, and Administrative Cost Ceilings (Maximums): A portion of certain Medicaid, Medicare, and Marketplaces premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs. In some cases, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. In the aggregate, we recorded a liability under the terms of such contract provisions of $80.6 million and $1.4 million at June 30, 2014, and December 31, 2013, respectively. The increase is driven by contractual provisions relating to Medicaid expansion populations, which began to phase in during January 2014. Separately, in certain states we may be levied with non-monetary sanctions if certain minimum amounts are not spent on defined medical care costs, or if administrative costs exceed certain amounts.
Health Plan Profit Sharing and Profit Ceiling: Our contracts with the states of New Mexico, Texas, and Washington contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage, in some cases in accordance with a tiered rebate schedule. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. As a result of profits in excess of the amount we are allowed to fully retain, we recorded a liability of $19.2 million and $2.5 million at June 30, 2014 and December 31, 2013, respectively.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services (CMS), our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of $34.1 million and $20.8 million for anticipated Medicare risk adjustment premiums at June 30, 2014, and December 31, 2013, respectively.

(2)	Quality incentives:
At our California, Illinois, New Mexico, Ohio, Texas, Washington and Wisconsin health plans, revenue ranging from approximately 1.00% to 5.00% of health plan premiums is earned if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and in prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of June 30, 2014 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Maximum available quality incentive premium - current period	$24,300	$20,496	$44,464	$41,111

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$12,717	$17,297	$18,014	$32,193
Earned prior periods	3,582	3,849	3,204	10,561
Total	$16,299	$21,146	$21,218	42,754

Total premium revenue recognized for state health plans with quality incentive premiums	$1,708,808	$711,251	$3,187,069	$1,420,634

We recognized a benefit of approximately $25 million from the recognition in the second quarter of 2014 of certain premium revenues of which $15 million related to the year ended December 31, 2013, and $5 million related to the first quarter of 2014.
Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI) of a Medicaid management information system (MMIS). An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. When providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support, and maintenance. Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, we generally recognize revenue associated with such contracts on a straight-line basis over the original contract term during which BPO, hosting, and support and maintenance services are delivered. There may be certain contractual provisions containing contingencies, however that require us to delay recognition of all or part of our service revenue until such contingencies have been removed.
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
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes, nondeductible health insurer fee expenses, nondeductible compensation and other general and administrative expenses. The effective tax rate may be subject to fluctuations during the year, particularly as a result of the mathematical impact of the level of pretax earnings, and also as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.
The total amount of unrecognized tax benefits was $2.0 million and $8.0 million as of June 30, 2014 and December 31, 2013, respectively. The unrecognized tax benefits recorded at December 31, 2013 decreased by $6.0 million during the six months ended June 30, 2014 as a result of the execution of a state settlement agreement. This decrease had a nominal impact to the tax provision for the six months ended June 30, 2014. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.8 million and $5.7 million as of June 30, 2014 and December 31, 2013, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $0.2 million due to the expiration of statute of limitations.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2014 and December 31, 2013, we had accrued $0.08 million for the payment of interest and penalties.
During the three months ended June 30, 2014 and 2013, we recognized tax expense of $0.1 million and tax benefits of $10.0 million, respectively, related to discontinued operations. During the six months ended June 30, 2014 and 2013, we recognized tax benefits related to discontinued operations of $0.4 million and $10.1 million, respectively.
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
Effective January 1, 2014, we recorded our estimate of the 2014 liability to accounts payable and accrued liabilities. As of June 30, 2014, we expect the liability to amount to $88.3 million. We are recognizing this expense on a straight-line basis in

2014, and recorded $21.9 million and $44.1 million to health insurer fee expenses in the three months and six months ended June 30, 2014, respectively. As enacted, this federal premium-based assessment is non-deductible for income tax purposes.
Because we primarily serve individuals in government-sponsored programs, we must secure additional reimbursement from our state partners for this added cost. We recognize health insurer fee revenue when we have obtained a contractual commitment from a state to reimburse us for the full economic impact of the health insurer fee, including the effect of premium tax and federal non-deductibility. Such health insurer fee revenue is recognized ratably throughout the year.
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2017. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.
Discontinued Operations. In April 2014, the FASB issued ASU 2014-08 - Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. The guidance allows companies to have significant continuing involvement and continuing cash flows with the disposed component. The standard requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This ASU will be effective for us in our first quarter of 2015. The ASU is applied prospectively. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. We are evaluating the potential effects of the adoption of the ASU on our financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.
3. Net Income per Share
The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Shares outstanding at the beginning of the period	46,263	45,415	45,871	46,762
Weighted-average number of shares repurchased	—	—	—	(1,248)
Weighted-average number of shares issued	16	31	279	198
Denominator for basic net income per share	46,279	45,446	46,150	45,712
Dilutive effect of employee restricted stock awards and stock options	361	378	527	488
Dilutive effect of 3.75% Notes	1,363	683	1,147	306
Denominator for diluted net income per share	48,003	46,507	47,824	46,506

Potentially dilutive amounts excluded from calculations:
Stock options	—	60	45	43
1.125% Warrants (1)	13,490	13,490	13,490	10,434
______________________________

(1)
Potentially dilutive shares issuable pursuant to our 1.125% Warrants (defined in Note 12, "Derivative Financial Instruments") were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

4. Business Combinations
Health Plans Segment
South Carolina. In July 2013, we entered into an agreement with Community Health Solutions of America, Inc. (CHS) to acquire certain assets, including the rights to convert certain of CHS’ Medicaid members covered by South Carolina’s full-risk Medicaid managed care program. The conversion conditions under the agreement were satisfied by January 1, 2014, and on that date such Medicaid members were converted to the managed care program and enrolled with our South Carolina health plan. Because the number of Medicaid members we would ultimately convert was unknown as of the acquisition date in 2013, we recorded a contingent consideration liability for members we expected to enroll until the final purchase price was settled in the second quarter of 2014. The total purchase price for the converted Medicaid membership amounted to $57.2 million, of which $49.7 million was paid in the first half of 2014, and $7.5 million was paid when the agreement was executed in 2013. The total amount paid includes indemnification withhold funds transferred to restricted investments amounting to $5.7 million. If unused, such indemnification funds will become unrestricted on the one-year anniversary date of the conversion, or January 1, 2015.
As part of this transaction, we have also recorded a contingent consideration liability for dual-eligible members we expect to enroll in our Medicare-Medicaid Plan (MMP) implementation in South Carolina. The contingent consideration liability is remeasured to fair value at each quarter until the contingency is resolved with fair value adjustments, if any, recorded to operations. As of June 30, 2014, the fair value of the remaining contingent consideration liability for the MMP implementation amounted to $3.0 million.
The aggregate contingent consideration liability fair value adjustments for the South Carolina transaction have resulted in a gain of $2.7 million in the six months ended June 30, 2014.
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
Because the number of SCI members we would ultimately retain was unknown as of the acquisition date in 2013, we recorded a contingent consideration liability for such members until the final purchase price was settled in the second quarter of 2014. The aggregate contingent consideration liability fair value adjustments for the New Mexico transaction have resulted in a gain of $1.5 million in the six months ended June 30, 2014.
5. Stock-Based Compensation
In March 2014, our named executive officers were granted a total of 356,292 restricted shares with service, market, and performance conditions. In the event the vesting conditions are not achieved, the awards will lapse. As of June 30, 2014, we expect the performance conditions to be met in full.
Charged to general and administrative expenses, total stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Restricted stock and performance awards	$4,214	$7,111	$8,822	$10,959
Employee stock purchase plan and stock options	646	618	1,634	1,191
	$4,860	$7,729	$10,456	$12,150
As of June 30, 2014, there was $33.3 million of total unrecognized compensation expense related to unvested restricted stock awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 2.2 years. Also as of June 30, 2014, there was $0.4 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.6 years.

Restricted and performance stock activity for the six months ended June 30, 2014 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2013	1,299,852	$29.03
Granted	643,852	36.49
Vested	(574,708)	27.35
Forfeited	(37,594)	30.18
Unvested balance as of June 30, 2014	1,331,402	33.33
The total fair value of restricted and performance awards granted during the six months ended June 30, 2014 and 2013 was $23.5 million and $33.1 million, respectively. The total fair value of restricted awards, including those with performance and market conditions, vested during the six months ended June 30, 2014 and 2013 was $21.5 million and $16.2 million, respectively.
Stock option activity for the six months ended June 30, 2014 is summarized below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In thousands)	(Years)
Outstanding as of December 31, 2013	379,221	$24.14
Exercised	(81,300)	23.37
Outstanding as of June 30, 2014	297,921	24.35	$6,041	3.4
Stock options exercisable and expected to vest as of June 30, 2014	297,921	24.35	$6,041	3.4
Exercisable as of June 30, 2014	262,921	23.16	$5,644	2.8
6. Fair Value Measurements
Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, other assets, trade accounts payable, medical claims and benefits payable, long-term debt, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities (excluding contingent consideration) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:
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
Level 3 — Unobservable Inputs
Derivative financial instruments. Derivative financial instruments include the 1.125% Call Option derivative asset and the embedded cash conversion option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of June 30, 2014 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 12, “Derivative Financial

Instruments,” the 1.125% Call Option asset and the embedded cash conversion option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
Contingent consideration liability. Such liability relates to our South Carolina health plan acquisition described in Note 4, "Business Combinations," and is recorded in accounts payable and accrued liabilities. We applied discounted cash flow analysis to determine the fair value of this liability. Significant unobservable inputs primarily related to the probability weighted present values of the purchase price estimate for the projected membership.
Auction rate securities. Auction rate securities are designated as available-for-sale and are reported at fair value. To estimate the fair value of these securities we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of June 30, 2014.

Our financial instruments measured at fair value on a recurring basis at June 30, 2014, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$484,437	$—	$484,437	$—
Municipal securities	96,898	—	96,898	—
GSEs	71,499	71,499	—	—
U.S. treasury notes	37,026	37,026	—	—
Certificates of deposit	51,014	—	51,014	—
Auction rate securities	11,025	—	—	11,025
1.125% Call Option derivative asset	250,160	—	—	250,160
Total assets measured at fair value on a recurring basis	$1,002,059	$108,525	$632,349	$261,185

Embedded cash conversion option derivative liability	$250,038	$—	$—	$250,038
Contingent consideration liability	3,000	—	—	3,000
Total liabilities measured at fair value on a recurring basis	$253,038	$—	$—	$253,038

Our financial instruments measured at fair value on a recurring basis at December 31, 2013, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$449,772	$—	$449,772	$—
Municipal securities	113,330	—	113,330	—
GSEs	68,817	68,817	—	—
U.S. treasury notes	37,376	37,376	—	—
Certificates of deposit	33,757	—	33,757	—
Auction rate securities	10,898	—	—	10,898
1.125% Call Option derivative asset	186,351	—	—	186,351
Total assets measured at fair value on a recurring basis	$900,301	$106,193	$596,859	$197,249

Embedded cash conversion option derivative liability	$186,239	$—	$—	$186,239
Contingent consideration liabilities	57,548	—	—	57,548
Total liabilities measured at fair value on a recurring basis	$243,787	$—	$—	$243,787
The following table presents activity relating to our assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Change in Level 3 Instruments
	Auction Rate Securities	Derivatives, Net	Contingent Consideration Liabilities
	(In thousands)
Balance at December 31, 2013	$10,898	$112	$(57,548)
Total gains for the period recognized in:
General and administrative expenses	—	—	4,199
Other expenses, net	—	10	—
Other comprehensive income	127	—	—

Settlements	—	—	50,349
Balance at June 30, 2014	$11,025	$122	$(3,000)
Fair Value Measurements – Disclosure Only

The carrying amounts and estimated fair values of our convertible senior notes, which are classified as Level 2 financial instruments, are indicated in the following table. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	June 30, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$425,709	$687,819	$—	$687,819	$—
3.75% Notes	185,258	269,905	—	269,905	—
	$610,967	$957,724	$—	$957,724	$—

	December 31, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$416,368	$572,627	$—	$572,627	$—
3.75% Notes	181,872	219,491	—	219,491	—
	$598,240	$792,118	$—	$792,118	$—
7. Investments
The following tables summarize our investments as of the dates indicated:

	June 30, 2014
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$484,130	$563	$256	$484,437
Municipal securities	96,763	278	143	96,898
GSEs	71,522	25	48	71,499
U.S. treasury notes	36,992	51	17	37,026
Certificates of deposit	51,027	2	15	51,014
Subtotal - current investments	740,434	919	479	740,874
Auction rate securities	11,400	—	375	11,025
	$751,834	$919	$854	$751,899

	December 31, 2013
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$450,162	$442	$832	$449,772
Municipal securities	114,126	119	915	113,330
GSEs	68,898	6	87	68,817
U.S. treasury notes	37,360	44	28	37,376
Certificates of deposit	33,756	2	1	33,757
Subtotal - current investments	704,302	613	1,863	703,052
Auction rate securities	11,400	—	502	10,898
	$715,702	$613	$2,365	$713,950

The contractual maturities of our investments as of June 30, 2014 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$328,339	$328,437
Due one year through five years	412,095	412,437
Due after ten years	11,400	11,025
	$751,834	$751,899

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Net realized investment gains for the three and six months ended June 30, 2014 and 2013 were insignificant.
We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities, discussed below, we have determined that unrealized gains and losses at June 30, 2014 and December 31, 2013, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of June 30, 2014:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$139,464	$155	74	$22,928	$101	7
Municipal securities	25,715	49	18	13,877	94	15
GSEs	27,136	24	9	6,009	24	6
U.S. treasury notes	6,971	14	5	4,276	3	2
Certificates of deposit	14,977	15	55	—	—	—
Auction rate securities	—	—	—	11,025	375	15
	$214,263	$257	161	$58,115	$597	45

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2013:

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

Auction Rate Securities. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008, and such auctions have not resumed. Therefore, quoted prices in active markets have not been available since early 2008. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 17 years to 32 years. Considering the relative insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction rate securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at June 30, 2014. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $70.7 million of these instruments at par value.
For the six months ended June 30, 2014 and 2013, we recorded pretax unrealized gains of $0.1 million and $0.4 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future impairment is other-than-temporary, we will record a charge to earnings as appropriate.
8. Receivables
Receivables consist primarily of amounts due from the various states in which we operate, which may be subject to potential retroactive adjustments. Because all of our receivable amounts are readily determinable and substantially all of our creditors are state governments, our allowance for doubtful accounts is immaterial.

	June 30, 2014	December 31, 2013
	(In thousands)
California	$221,336	$148,654
Florida	4,562	2,901
Illinois	130	5,773
Michigan	31,017	15,253
New Mexico	56,143	17,056
Ohio	50,548	43,969
South Carolina	1,999	—
Texas	13,240	9,736
Utah	13,337	10,953
Washington	38,740	13,455
Wisconsin	12,654	8,087
Direct delivery and other	8,199	2,463
Total Health Plans segment	451,905	278,300
Molina Medicaid Solutions segment	21,609	20,635
	$473,514	$298,935
9. Restricted Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by state authorities in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. Additionally, in connection with the Molina Medicaid Solutions contract with the state of Maine, we maintain restricted investments as collateral for a letter of credit. The following table presents the balances of restricted investments:

	June 30, 2014	December 31, 2013
	(In thousands)
California	$373	$373
Florida	23,620	9,242
Illinois	310	310
Michigan	1,014	1,014
New Mexico	26,628	24,622
Ohio	12,718	9,080
South Carolina	6,037	310
Texas	3,500	3,500
Utah	3,601	3,301
Washington	151	151
Other	1,487	886
Total Health Plans segment	79,439	52,789
Molina Medicaid Solutions segment	5,001	10,304
	$84,440	$63,093

The contractual maturities of our held-to-maturity restricted investments as of June 30, 2014 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$83,840	$83,851
Due one year through five years	600	601
	$84,440	$84,452
10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$697,038	$424,173
Pharmacy payable	54,935	45,037
Capitation payable	29,560	20,267
Other	142,649	180,310
	$924,182	$669,787
"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $68.3 million and $151.3 million as of June 30, 2014 and December 31, 2013, respectively.
The following table presents the components of the change in our medical claims and benefits payable from continuing and discontinued operations combined for the periods indicated. The amounts displayed for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of medical claims and benefits payable at the beginning of the period were more than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Six Months Ended	Year Ended
	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Balances at beginning of period	$669,787	$494,530
Components of medical care costs related to:
Current period	3,693,730	5,434,443
Prior period	(37,131)	(52,779)
Total medical care costs	3,656,599	5,381,664

Change in non-risk provider payables	(83,044)	111,267

Payments for medical care costs related to:
Current period	2,891,174	4,932,195
Prior period	427,986	385,479
Total paid	3,319,160	5,317,674
Balances at end of period	$924,182	$669,787

Benefit from prior period as a percentage of:
Balance at beginning of period	5.5%	10.7%
Premium revenue, trailing twelve months	0.5%	0.9%
Medical care costs, trailing twelve months	0.6%	1.0%
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
While prior period development of our estimate as of December 31, 2013 through June 30, 2014 has been favorable by $37.1 million, that amount is substantially less than the favorable prior period development of $52.8 million that we recognized in all of 2013. Furthermore, favorable development through June 30, 2014 was less than the 8% to 10% we typically expect.
In estimating our claims liability at June 30, 2014, we adjusted our base calculation to take account of the numerous factors that we believe will likely change our final claims liability amount. We believe the most significant among those factors are:

•
Since January 1, 2014, we have added approximately 232,300 members under Medicaid expansion. Because these members have different demographics than our current members and are transitioning into managed are, we have little insight into their utilization of medical services. Additionally, as of June 30, 2014, we have relatively little medical claims payment history related to these members. Accordingly, our estimates of our liability are subject to a high degree of uncertainty.

•
Since January 1, 2014, we have added approximately 119,000 new members at our South Carolina health plan. Because we have only six months of claims payment history, the reserves are more subject to change than usual.

•
At our Texas health plan, we have recorded reserves to cover estimated liabilities for potential payment of additional claims where the initial claim payments were disputed by the providers. The actual additional payments may differ from the amount we have reserved.

•
At our New Mexico health plan, the state has been adding 10,000 to 15,000 members per month on a retroactive basis since March, 2014. Because we have no claims payment history for these members, our estimates of our liability are subject to a high degree of uncertainty.

The use of a consistent methodology in estimating our liability for medical claims and benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2013, and for the six months ended June 30, 2014, the absence of adverse development of the liability for medical claims and benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both periods, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the replenishment of reserves in the respective periods generally offset the benefit from the prior period.
11. Long-Term Debt
As of June 30, 2014, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
1.125% Notes	$550,000	$—	$—	$—	$—	$—	$550,000
3.75% Notes	187,000	187,000	—	—	—	—	—
	$737,000	$187,000	$—	$—	$—	$—	$550,000
1.125% Cash Convertible Senior Notes due 2020. In February 2013, we issued $550.0 million aggregate principal amount of 1.125% Cash Convertible Senior Notes due 2020 (the 1.125% Notes), which were outstanding as of June 30, 2014 and December 31, 2013. Interest on the 1.125% Notes is payable semiannually in arrears on January 15 and July 15 of each year, at a rate of 1.125% per annum, and commenced on July 15, 2013. The 1.125% Notes will mature on January 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. The 1.125% Notes are convertible only into cash, and not into shares of our common stock or any other securities.
The initial conversion rate for the 1.125% Notes is 24.5277 shares of our common stock per $1,000 principal amount of 1.125% Notes (equivalent to an initial conversion price of approximately $40.77 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.
The 1.125% Notes contain an embedded cash conversion option, which was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the embedded cash conversion option transaction settles or expires. The initial fair value liability of the embedded cash conversion option simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5.9%. As of June 30, 2014, we expect the 1.125% Notes to be outstanding until their January 15, 2020 maturity date, for a remaining amortization period of 5.5 years. The 1.125% Notes' if-converted value did not exceed their principal amount as of June 30, 2014 and December 31, 2013.
3.75% Convertible Senior Notes due 2014. We had $187.0 million of 3.75% Convertible Senior Notes due 2014 (the 3.75% Notes) outstanding as of June 30, 2014 and December 31, 2013. The 3.75% Notes are convertible into cash and, under certain circumstances, shares of our common stock. The initial conversion rate is 31.9601 shares of our common stock per one thousand dollar principal amount of the 3.75% Notes. This represents an initial conversion price of approximately $31.29 per share of our common stock.
Because the 3.75% Notes have cash settlement features, we have allocated the proceeds from their issuance between a liability component and an equity component. The reduced carrying value on the 3.75% Notes resulted in a debt discount that is amortized back to the 3.75% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 3.75% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued. The effective interest rate of the 3.75% Notes is 7.5%, principally based on the seven-year U.S. Treasury note rate as of the October 2007 issuance date, plus an appropriate credit spread. While the 3.75% Notes may be converted beginning July 1, 2014, we expect the 3.75% Notes to be outstanding until their October 1, 2014 maturity date, for a remaining amortization period of 3 months. The 3.75% Notes’ if-converted value exceeded their principal amount by approximately $79 million and $11 million as of June 30, 2014, and December 31, 2013, respectively. At June 30, 2014, the equity component of the 3.75% Notes, net of the impact of deferred taxes, was $24.0 million.
The principal amounts, unamortized discount and net carrying amounts of the convertible senior notes were as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
June 30, 2014:
1.125% Notes	$550,000	$124,291	$425,709
3.75% Notes	187,000	1,742	185,258
	$737,000	$126,033	$610,967
December 31, 2013:
1.125% Notes	$550,000	$133,632	$416,368
3.75% Notes	187,000	5,128	181,872
	$737,000	$138,760	$598,240

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$3,300	$3,300	$6,600	$5,827
Amortization of the discount	6,414	5,965	12,728	9,688
Total interest cost recognized	$9,714	$9,265	$19,328	$15,515
Lease Financing Obligations. In 2013 we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of two properties, including the Molina Center located in Long Beach, California, and our Ohio health plan office building in Columbus, Ohio. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated and amortized over their remaining useful lives. The lease financing obligation is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income.
As described and defined in further detail in Note 16, "Related Party Transactions," we entered into a lease for office space in February 2013 consisting of two office buildings then under construction. We have concluded that we are the accounting owner of the properties due to of our continuing involvement with the properties. We have recorded $38.5 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of June 30, 2014, which represents the total cost, including imputed interest, incurred by the Landlord thus far for the construction of the buildings. As of June 30, 2014, the aggregate amount recorded to lease financing obligations amounted to $39.4 million. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest expense was $1.1 million for the six months ended June 30, 2014. In addition to the capitalization of the costs incurred by the Landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was $0.4 million for the six months ended June 30, 2014.

12. Derivative Financial Instruments
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	June 30, 2014	December 31, 2013
		(In thousands)
Derivative asset:
1.125% Call Option	Non-current assets: Derivative asset	$250,160	$186,351

Derivative liability:
Embedded cash conversion option	Non-current liabilities: Derivative liability	$250,038	$186,239
Our derivative financial instruments do not qualify for hedge treatment, therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of income, and reported in other expenses, net. Gains and losses for our derivative financial instruments are presented individually in the consolidated statements of cash flows, supplemental cash flow information.
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
1.125% Call Option. The 1.125% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to cash settlement features until the 1.125% Call Option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Call Option, refer to Note 6, "Fair Value Measurements."
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
13. Stockholders' Equity
Stockholders' equity increased $24.1 million during the six months ended June 30, 2014 compared with stockholders' equity at December 31, 2013. The increase was due to net income of $12.3 million, $1.1 million related to other comprehensive income and $10.7 million related to employee stock transactions.
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
Securities Repurchases and Repurchase Program. Effective September 30, 2013, our board of directors authorized the repurchase of up to $50.0 million in aggregate of our common stock through December 31, 2014. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of June 30, 2014, the remaining balance available to repurchase our stock under this program was $47.3 million.

Shelf Registration Statement. In May 2012, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.
Stock Plans. In connection with our equity incentive plans, we issued approximately 623,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the six months ended June 30, 2014.
14. Segment Information
We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment. Our reportable segments are consistent with how we manage the business and view the markets we serve. Our Health Plans segment consists of our state health plans and our direct delivery business. Our state health plans represent operating segments that have been aggregated for reporting purposes as they share similar economic characteristics.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenue from continuing operations:
Health Plans segment:
Premium revenue	$2,167,142	$1,501,729	$4,107,479	$2,999,162
Premium tax revenue	70,120	46,883	121,813	83,883
Health insurer fee revenue	19,662	—	38,358	—
Investment income	1,945	1,628	3,574	3,144
Other revenue	2,938	5,922	6,196	10,616
Molina Medicaid Solutions segment:
Service revenue	50,232	49,672	103,862	99,428
Total revenue	$2,312,039	$1,605,834	$4,381,282	$3,196,233

Operating income from continuing operations:
Health Plans segment	$21,986	$40,151	$36,005	$101,671
Molina Medicaid Solutions segment	10,441	6,295	20,689	12,648
Total operating income from continuing operations	32,427	46,446	56,694	114,319
Other expenses, net	13,984	15,169	27,762	28,075
Income from continuing operations before income tax expense	$18,443	$31,277	$28,932	$86,244
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

We estimate and recognize the retrospective adjustments to premium revenue based on our experience to date under the California health plan's managed care contracts. As of June 30, 2014, we recorded a deficit, or receivable, of $9.5 million, net of a valuation discount of $0.5 million, reflecting our estimated retrospective premium adjustment to the Account based on the California health plan's actual pretax margin for the six months ended June 30, 2014.
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
Washington Health Plan. The Washington Health Care Authority (HCA) has communicated that it believes it has overpaid our Washington health plan with regard to certain claims. The alleged overpayments purportedly involve an undifferentiated incremental component of the capitation rates paid to our Washington health plan from and after July 1, 2012, the start date of the contract at issue. On March 25, 2014, HCA alleged that the total "overpayments" related to HCA’s delayed enrollment of so-called Washington Community Options Program Entry System (COPES) members were $14.4 million, and demanded payment in that amount. On April 7, 2014, HCA alleged that the total "overpayments" related to certain psychotropic drug claims that had been included in the Request for Proposal (RFP) rate book were $5.8 million, and demanded payment in that amount. HCA has provided us with minimal data by which we might independently validate HCA’s allegations. Furthermore, both alleged errors, if they in fact occurred, were unilateral errors committed and caused by HCA for which our Washington health plan had no contemporaneous knowledge and had assumed and bore no contractual risk. We have responded to HCA’s demands for payment, noting, among other things, that the demands are improper as a matter of law because under the Washington statue cited regarding the definition of an "overpayment," there were in fact no "overpayments" since payment was made consistent with the express terms of the parties’ contract. We believe that any actual liability for the alleged overpayment claims is not currently probable or reasonably estimable.
State of Louisiana. On June 26, 2014, the State of Louisiana filed a Petition for Damages against Molina Medicaid Solutions, Molina Healthcare, Inc., Unisys Corporation, and Paramax Systems Corporation, a subsidiary of Unisys, in the Parish of Baton Rouge, 19th Judicial District. The Petition alleges that between 1989 and 2012, the defendants utilized an incorrect reimbursement formula for the payment of pharmaceutical claims. We believe we have several meritorious defenses to the claims of the state, and any liability for the alleged claims is not currently probable or reasonably estimable.
USA and State of Florida ex rel. Charles Wilhelm. On July 24, 2014, Molina Healthcare, Inc. and Molina Healthcare of Florida, Inc. were served with a Complaint filed under seal on December 5, 2012 in District Court for the Southern District of Florida by relator, Charles C. Wilhelm, M.D., Case No. 12-24298. The Complaint alleges that, in late 2008 and early 2009, in connection with the acquisition of Florida NetPass by which Molina Healthcare entered into the state of Florida, the defendants failed to adequately staff the plan and provide other services, resulting in a disproportionate number of sicker beneficiaries of Florida NetPass moving back into the Florida fee-for-service Medicaid program. This alleged conduct purportedly resulted in a violation of the federal False Claims Act. Both the United States of America and the State of Florida have reviewed the allegations made in the Complaint, and have declined to intervene. We believe we have several meritorious defenses to the claims of the relator, and any liability for the alleged claims is not currently probable or reasonably estimable.
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

Regulatory Capital and Dividend Restrictions. Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements upon us that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statues, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $663 million at June 30, 2014, and $608 million at December 31, 2013. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $299.8 million and $365.2 million as of June 30, 2014 and December 31, 2013, respectively.
The National Association of Insurance Commissioners (NAIC) adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules. Illinois, Michigan, New Mexico, Ohio, South Carolina, Texas, Utah, Washington, and Wisconsin have adopted these rules, which may vary from state to state. California and Florida have not adopted NAIC risk-based capital requirements for HMOs and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.
As of June 30, 2014, our health plans had aggregate statutory capital and surplus of approximately $728 million compared with the required minimum aggregate statutory capital and surplus of approximately $418 million. All of our health plans were in compliance with the minimum capital requirements at June 30, 2014. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
16. Related Party Transactions
In February 2013, we entered into a lease with 6th & Pine Development, LLC (the Landlord) for office space located in Long Beach, California. The lease consists of two office buildings, referred to as Building A and Building B.
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
The lease term for Building A commenced in June 2013, and the lease term for Building B commenced in July 2014. The initial lease term for both buildings expires on December 31, 2024, subject to two five-year renewal options. Annual rent for Building A is approximately $3 million, and initial annual rent for Building B is approximately $4 million. Rent increases 3.75% per year during the initial term. Rent during the extension terms will be the greater of then-current rent or fair market rent.
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
Separately, our California, Florida, New Mexico, Utah and Washington health plans have entered into primary care services agreements with JMMPC. These agreements direct our health plans to perform a monthly reconciliation, to either fund JMMPC's operating deficits, or receive JMMPC's operating surpluses, such that JMMPC will derive no profit or loss. Because the AFC services agreements described above mitigate the likelihood of significant operating deficits or surpluses, such monthly reconciliation amounts are generally insignificant.
We have determined that JMMPC is a variable interest entity (VIE), and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of June 30, 2014, JMMPC had total assets of $10.4 million, and total liabilities of $10.1 million. As of December 31, 2013, JMMPC had total assets of $6.9 million and total liabilities of $6.6 million.
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

•
the success of our efforts to retain existing government contracts and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states, including the success of the proposal of Molina Medicaid Solutions in New Jersey;

•
the continuation and renewal of the government contracts of both our health plans and Molina Medicaid Solutions and the terms under which such contracts are renewed, including the extension of the Louisiana contract of Molina Medicaid Solutions through 2015;

•	government audits and reviews, and any fine, enrollment freeze, or monitoring program that may result therefrom;

•	changes with respect to our provider contracts and the loss of providers;

•	federal or state medical cost expenditure floors, administrative cost and profit ceilings, and profit sharing arrangements;

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures, including 2014 at-risk premium rules in the state of Texas;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•
the favorable or unfavorable resolution of litigation, arbitration, or administrative proceedings, including the litigation commenced against us by the state of Louisiana alleging that Molina Medicaid Solutions and its predecessors used an incorrect reimbursement formula for the payment of pharmaceutical claims;

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
This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management's Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview
Molina Healthcare, Inc. provides quality and cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment.
Our Health Plans segment consists of health plans in 11 states, and includes our direct delivery business. As of June 30, 2014, these health plans served approximately 2.3 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve a small number of Health Insurance Marketplaces (Marketplaces) members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in California.
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
Medicaid Expansion. In the states that have elected to participate, the Affordable Care Act provides for the expansion of the Medicaid program to provide eligibility to nearly all low-income people under age 65 with incomes at or below 138 percent of the federal poverty line. Medicaid expansion membership phased in beginning January 1, 2014. Since that date, our health plans in California, Illinois, Michigan, New Mexico, Ohio, and Washington have begun participating in Medicaid expansion. In the six months ended June 30, 2014, we added approximately 232,300 Medicaid expansion members, or 10% of total membership.
Health Insurance Marketplaces. On October 1, 2013, Marketplaces became available for consumers to access and begin the enrollment process for coverage beginning January 1, 2014. Marketplaces allow individuals and small groups to purchase health insurance that is federally subsidized. We participate in Marketplaces in all of the states in which we operate, except Illinois and South Carolina. At June 30, 2014, we had fewer than 20,000 Marketplaces members.
Dual Eligibles. Policymakers at the federal and state levels are increasingly developing initiatives, and the Centers for Medicare and Medicaid Services (CMS) has implemented several demonstrations, designed to improve the coordination of care for dual eligibles and reduce spending under Medicare and Medicaid. These demonstrations include issuing contracts to 15 states to design a program to integrate Medicare and Medicaid services for dual eligibles in the state. We refer to such demonstrations as our Medicare-Medicaid Plan (MMP) implementations. Our MMP implementations in California, Illinois, and Ohio offered coverage beginning in the second quarter of 2014.
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
As of June 30, 2014, we expect the liability to amount to $88.3 million. We are recognizing this expense on a straight-line basis in 2014, and recorded $21.9 million and $44.1 million to health insurer fee expenses in the three months and six months ended June 30, 2014, respectively. As enacted, this federal premium-based assessment is non-deductible for income tax purposes.
For further discussion of the risks and uncertainties relating to the HIF, refer to the subheading below, "Liquidity and Capital Resources—Financial Condition."

Market Updates - Health Plans Segment
Florida. Enrollment at the Florida health plan declined between the first and second quarters of 2014 due to a reassignment of membership as part of the implementation of Florida’s Managed Medical Assistance program. We believe that enrollment at the Florida health plan will grow later in the year.
On March 12, 2014, our Florida health plan entered into an agreement with Healthy Palm Beaches, Inc. (HPB) to acquire certain assets relating to HPB’s Medicaid business for $7.5 million. Our Florida health plan expects to close on this transaction in the third quarter of 2014.
South Carolina. Our South Carolina health plan began serving members under the state of South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014. For further information on this transaction, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 4, "Business Combinations."
Composition of Revenue and Membership
Health Plans Segment
Our health plans' state Medicaid contracts generally have terms of three to four years with annual adjustments to premium rates. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Our health plan subsidiaries have generally been successful in retaining their contracts, but such contracts are subject to risk of loss when a state issues a new RFP open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled; and regions or service areas.
Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate. Premium revenue is fixed in advance of the periods covered and, except as described in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," is not generally subject to significant accounting estimates. For the six months ended June 30, 2014, we received approximately 97% of our premium revenue as a fixed amount per member per month (PMPM), pursuant to our Medicaid contracts with state agencies, Medicare and other managed care organizations for which we operate as subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
For the six months ended June 30, 2014, we recognized approximately 3% of our premium revenue in the form of "birth income"—a one-time payment for the delivery of a child—from the Medicaid programs in all of our state health plans except Illinois and New Mexico. Such payments are recognized as revenue in the month the birth occurs.
The amount of the premiums paid to us may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans in the six months ended June 30, 2014, by program:

	Ending	PMPM Premiums
	Membership	Low	High	Consolidated
Temporary Assistance for Needy Families (TANF)	1,564,500	$100.00	$260.00	$160.00
Aged, Blind or Disabled (ABD)	305,300	370.00	1,260.00	770.00
Medicaid Expansion	232,300	370.00	550.00	500.00
Children's Health Insurance Program (CHIP)	77,000	90.00	130.00	120.00
Medicare Special Needs Plans (Medicare)	44,000	530.00	1,280.00	1,190.00
Marketplaces	18,300	170.00	640.00	300.00
MMP–Integrated (1)	5,200	1,230.00	3,240.00	1,910.00
MMP–Medicare Opt Out (1)	8,400	1,370.00	1,420.00	1,390.00

(1)	MMPs serve members who are dually eligible for Medicare and Medicaid.

(2)	MMP members who have elected to "opt out" of Medicare coverage and receive Medicaid coverage only.

The following tables set forth our Health Plans segment membership as of the dates indicated:

	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Ending Membership by Health Plan:
California	455,000	418,000	368,000	355,000
Florida (1)	58,000	91,000	89,000	81,000
Illinois	6,000	5,000	4,000	—
Michigan	244,000	218,000	213,000	215,000
New Mexico	195,000	183,000	168,000	92,000
Ohio	302,000	260,000	255,000	240,000
South Carolina (2)	119,000	126,000	—	—
Texas	247,000	246,000	252,000	266,000
Utah	83,000	80,000	86,000	87,000
Washington	461,000	434,000	403,000	413,000
Wisconsin	85,000	90,000	93,000	98,000
	2,255,000	2,151,000	1,931,000	1,847,000

Ending Membership by Program:
TANF	1,564,500	1,575,300	1,503,800	1,435,400
ABD	305,300	309,900	288,600	270,300
Medicaid Expansion (3)	232,300	133,000	—	—
CHIP	77,000	83,700	99,200	105,000
Medicare	44,000	41,400	39,400	36,300
Marketplaces (3)	18,300	7,700	—	—
MMP–Integrated	5,200	—	—	—
MMP–Medicare Opt Out	8,400	—	—	—
	2,255,000	2,151,000	1,931,000	1,847,000
_________________________

(1)
Enrollment at our Florida health plan declined between the first and second quarters of 2014 due to a reassignment of membership as part of the implementation of Florida's Managed Medical Assistance program. We believe enrollment at our Florida health plan will grow later in the year.

(2)	Our South Carolina health plan began serving members under the state of South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014.

(3)	Medicaid expansion membership phased in, and Health Insurance Marketplaces became available for consumers to access coverage, beginning January 1, 2014.
Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI) of a Medicaid management information system (MMIS). An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. When providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support, and maintenance. Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, we generally recognize revenue associated with such contracts on a straight-line basis over the original contract term during which BPO, hosting, and support and maintenance services are delivered. There may be certain contractual provisions containing contingencies, however that require us to delay recognition of all or part of our service revenue until such contingencies have been removed.

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

Second Quarter Financial Performance Summary, Continuing Operations
The following table and narrative briefly summarize our financial and operating performance from continuing operations for the three and six months ended June 30, 2014 and 2013. All ratios, with the exception of the medical care ratio and the premium tax ratio, are computed as a percentage of total revenue. The medical care ratio is computed as a percentage of premium revenue, the premium tax ratio is computed as a percentage of premium revenue plus premium tax revenue because direct relationships exist between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollar amounts in thousands, except per share data)
Net income per diluted share	$0.16	$0.34	$0.26	$1.00
Premium revenue	$2,167,142	$1,501,729	$4,107,479	$2,999,162
Service revenue	$50,232	$49,672	$103,862	$99,428
Operating income	$32,427	$46,446	$56,694	$114,319
Net income	$7,741	$15,796	$12,575	$46,318

Total ending membership	2,255,000	1,847,000	2,255,000	1,847,000

Premium revenue	93.7%	93.5%	93.7%	93.9%
Service revenue	2.2	3.1	2.4	3.1
Premium tax revenue	3.0	2.9	2.8	2.6
Health insurer fee revenue	0.9	—	0.9	—
Investment income	0.1	0.1	0.1	0.1
Other revenue	0.1	0.4	0.1	0.3
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating Statistics:
Medical care ratio	89.3%	86.2%	89.0%	86.1%
Service revenue ratio	73.9%	79.1%	74.9%	79.5%
General and administrative expense ratio	8.4%	10.1%	8.7%	9.5%
Premium tax ratio	3.1%	3.0%	2.9%	2.7%
Operating income	1.4%	2.9%	1.3%	3.6%
Net income	0.3%	1.0%	0.3%	1.4%
Effective tax rate	58.0%	49.5%	56.5%	46.3%

Medical Claims Data:
Days in claims payable, fee for service	46	38	46	38
Number of claims in inventory at end of period	180,600	109,900	180,600	109,900
Billed charges of claims in inventory at end of period	$400,000	$200,400	$400,000	$200,400
Claims in inventory per member at end of period	0.08	0.06	0.08	0.06
Billed charges of claims in inventory per member at end of period	$177.38	$108.50	$177.38	$108.50
Number of claims received during the period	6,655,300	5,253,500	12,641,300	10,524,500
Billed charges of claims received during the period	$7,255,000	$5,307,200	$13,609,000	$10,477,900

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$7,811	$24,571	$12,309	$54,486
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	28,292	22,108	54,206	43,907
Interest expense	13,993	11,667	27,815	24,704
Income tax expense	10,760	5,513	15,997	29,783
EBITDA	$60,856	$63,859	$110,327	$152,880
The second of these non-GAAP measures is adjusted net income, continuing operations. The following table reconciles net income from continuing operations, which we believe to be the most comparable GAAP measure, to adjusted net income, continuing operations.

	Three Months Ended June 30,
	2014		2013
	(In thousands, except diluted per-share amounts)
Net income, continuing operations	$7,741	$0.16	$15,796	$0.34
Adjustments, net of tax:
Depreciation, and amortization of capitalized software	14,614	0.30	10,875	0.23
Stock-based compensation	4,322	0.09	5,890	0.13
Amortization of convertible senior notes and lease financing obligations	4,272	0.09	3,758	0.08
Amortization of intangible assets	3,209	0.07	3,053	0.07
Change in fair value of derivatives, net	(5)	—	3,658	0.08
Adjusted net income, continuing operations	$34,153	$0.71	$43,030	$0.93

	Six Months Ended June 30,
	2014		2013
	(In thousands, except diluted per-share amounts)
Net income, continuing operations	$12,575	$0.26	$46,318	$1.00
Adjustments, net of tax:
Depreciation, and amortization of capitalized software	27,612	0.58	21,554	0.46
Stock-based compensation	9,221	0.19	9,490	0.20
Amortization of convertible senior notes and lease financing obligations	8,477	0.18	6,103	0.13
Amortization of intangible assets	6,538	0.14	6,107	0.13
Change in fair value of derivatives, net	(6)	—	3,583	0.08
Adjusted net income, continuing operations	$64,417	$1.35	$93,155	$2.00

Analysis of Second Quarter 2014 Financial Results - Trends and Developments
We previously reported that our first quarter of 2014 results were adversely affected by delays in securing agreements for the reimbursement (including reimbursement for tax effect) of the HIF, and delays in the recognition of quality related revenue. Those circumstances continued through the end of the second quarter of 2014. Net income reported for the second quarter and six months ended June 30, 2014 would have been higher except for:

•
HIF not reimbursed by our state partners reduced earnings approximately $16 million, or $0.14 per diluted share for the second quarter of 2014, and $32 million, or $0.29 per diluted share for the six months ended June 30, 2014 (per-share amounts for both periods on a GAAP and adjusted basis). We remain guardedly optimistic that we will secure reimbursement agreements with all of our state partners prior to the close of 2014.

•
Our non-recognition of a portion of the Texas health plan's quality incentive program reduced earnings approximately $7 million, or $0.06 per diluted share for the second quarter of 2014, and $13 million, or $0.12 per diluted share, for the six months ended June 30, 2014 (per-share amounts for both periods on a GAAP and adjusted basis). We remain guardedly optimistic that we will be able to recognize most of our quality revenue in Texas prior to the close of 2014.

Results of Operations, Continuing Operations
Health Plans Segment
Premium Revenue
Premium revenue for the second quarter of 2014 increased 44% over the second quarter of 2013, due to a 21% increase in member months, and a 19% increase in revenue per member per month (PMPM). The increase in member months was due to the addition of Medicaid expansion membership primarily at our health plans in California, New Mexico, Ohio and Washington, and the addition of Medicaid members at our South Carolina health plan, all effective January 1, 2014.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended June 30,
	2014			2013
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$1,378,037	$205.08	71.2%	$879,865	$158.96	68.0%
Pharmacy	295,596	43.99	15.3	222,992	40.29	17.2
Capitation	176,817	26.31	9.1	138,409	25.00	10.7
Direct delivery	23,063	3.43	1.2	9,443	1.71	0.7
Other	60,786	9.06	3.2	43,997	7.95	3.4
Total	$1,934,299	$287.87	100.0%	$1,294,706	$233.91	100.0%

Our consolidated medical care ratio increased to 89.3% in the second quarter of 2014, from 86.2% in the second quarter of 2013. We recognized approximately $15 million of revenue related to 2013 in the second quarter of 2014. This out of period benefit was offset by unfavorable development of our consolidated medical claims and benefits payable liability at the end of the prior year; when compared with the second quarter of 2013.
Individual Health Plan Analysis
California. Medical margin improved $63.0 million at the California health plan, when compared with the second quarter of 2013. This improvement was the result of the following:

•	Higher enrollment and PMPM premiums, particularly as a result of 66,000 members added due to Medicaid expansion;

•
Approximately $25 million benefit from recognition in the second quarter of 2014 of certain premium revenues of which $15 million related to the year ended December 31, 2013, and $5 million related to the first quarter of 2014; and

•	A $4.5 million benefit from the rate settlement agreement with the DHCS.
Florida. Despite an increase in revenue of over 60%, medical margin fell at the Florida health plan by $1.4 million in the second quarter of 2014 when compared with the second quarter of 2013. Although we earn a comparatively large premium for long-term care members, the medical care ratio associated with these services is very high compared to the benefits traditionally offered by us. Accordingly, the medical care ratio of the Florida health plan increased to 91.6% in the second quarter of 2014 from 84.0% in the second quarter of 2013.
Illinois. The medical care ratio for the Illinois health plan was 106.3% in the second quarter of 2014. The Illinois health plan served its first member effective September 2013. The high medical care ratio at the Illinois health plan is the result of: 1) a small membership base transitioning into managed care; and 2) the need to incur relatively high medically related administrative costs in light of the enrollment increase anticipated at the health plan later in 2014.
Michigan. Financial performance at the Michigan health plan declined in the second quarter of 2014, when compared with the second quarter of 2013, primarily due to to comparatively higher medical care ratios for the Medicaid expansion (new in 2014) and Medicare programs. The medical care ratio of the Michigan health plan increased to 88.2% for the second quarter of 2014, from 84.7% for the second quarter of 2013. The Michigan health plan added its first Medicaid expansion members during the second quarter of 2014. Medicaid expansion enrollment as of June 30, 2014 was approximately 20,000.

New Mexico. Medical margin improved at the New Mexico health plan in the second quarter of 2014, when compared with the second quarter of 2013, primarily due to higher revenues that offset an increase in the medical care ratio to 89.6% in the second quarter of 2014, from 80.8% in the second quarter of 2013. The New Mexico health plan added approximately 42,000 Medicaid expansion members in the first half of 2014; as well as approximately 60,000 new members in a business combination effective August 1, 2013. The higher medical care ratio was primarily the result of the addition of Medicaid behavioral health and long-term care services effective January 1, 2014 (which are reimbursed at a higher medical care ratio than traditional medical benefits); and a return to more typical medical cost levels overall in 2014.
Ohio. The medical care ratio of the Ohio health plan increased to 84.2% for the second quarter of 2014, from 79.8% for the second quarter of 2013. Medical care costs increased to a more typical level in the second quarter of 2014. We do not believe that medical care ratios below 80% are sustainable over time. The Ohio health plan added its first meaningful number of Medicaid expansion members during the second quarter of 2014. Medicaid expansion enrollment as of June 30, 2014 was approximately 30,000.
South Carolina. The medical care ratio for the South Carolina health plan was 87.8% in the second quarter of 2014. The South Carolina health plan served its first members effective January 2014.
Texas. Financial performance worsened at the Texas health plan in the second quarter of 2014, when compared with the second quarter of 2013, due to a decrease in quality revenue as described above and an increase in amounts returned to the state under a profit-sharing agreement. The medical care ratio of the Texas health plan increased to 92.8% in the second quarter of 2014, from 86.5% in the second quarter of 2013. Removing quality revenue and profit-sharing adjustments for both quarters would have resulted in a medical care ratio at the Texas health plan of approximately 91% for the second quarter of 2014 and 92% for the second quarter of 2013.
Utah. Financial performance worsened at the Utah health plan in the second quarter of 2014, when compared with the second quarter of 2013, due to higher inpatient utilization and a general return of medical costs to a more typical level in the second quarter of 2014. The medical care ratio of the Utah health plan increased to 95.5% in the second quarter of 2014, from 79.6% in the second quarter of 2013. We do not believe that medical care ratios below 80% are sustainable over time.
Washington. Financial performance worsened at the Washington health plan in the second quarter of 2014, when compared with the second quarter of 2013, primarily due to lower premiums relative to the risk assumed for our members. The medical care ratio of the Washington health plan increased to 90.5% in the second quarter of 2014, from 88.0% in the second quarter of 2013. The Washington health plan added approximately 73,000 Medicaid expansion members in the first half of 2014.
Wisconsin. Financial performance worsened at the Wisconsin health plan in the second quarter of 2014, when compared with the second quarter of 2013. The medical care ratio of the Wisconsin health plan increased to 89.8% in the second quarter of 2014, from 82.6% in the second quarter of 2013.

Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended June 30, 2014
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,335	$398,071	$298.11	$324,923	$243.33	81.6%	$73,148
Florida	229	101,423	443.05	92,865	405.67	91.6	8,558
Illinois (3)	17	19,263	1,136.20	20,472	1,207.48	106.3	(1,209)
Michigan	702	185,337	264.18	163,392	232.89	88.2	21,945
New Mexico	617	267,994	434.57	240,151	389.42	89.6	27,843
Ohio	849	328,630	386.79	276,716	325.69	84.2	51,914
South Carolina	360	96,453	268.38	84,686	235.64	87.8	11,767
Texas	742	320,966	432.46	297,899	401.38	92.8	23,067
Utah	249	76,574	307.47	73,094	293.49	95.5	3,480
Washington	1,364	336,959	247.03	305,098	223.67	90.5	31,861
Wisconsin	256	36,925	144.42	33,143	129.63	89.8	3,782
Other (4)	—	(1,453)	—	21,860	—	—	(23,313)
	6,720	$2,167,142	$322.52	$1,934,299	$287.87	89.3%	$232,843

	Three Months Ended June 30, 2013
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,055	$180,927	$171.58	$170,777	$161.96	94.4%	$10,150
Florida	238	61,837	260.61	51,915	218.80	84.0	9,922
Illinois (3)	—	—	—	—	—	—	—
Michigan	648	167,485	258.40	141,859	218.86	84.7	25,626
New Mexico	275	84,449	307.20	68,253	248.28	80.8	16,196
Ohio	722	270,107	373.78	215,664	298.44	79.8	54,443
South Carolina	—	—	—	—	—	—	—
Texas	805	318,955	396.05	275,959	342.66	86.5	42,996
Utah	261	77,511	296.69	61,677	236.08	79.6	15,834
Washington	1,238	299,533	241.89	263,512	212.80	88.0	36,021
Wisconsin	293	37,740	128.79	31,185	106.43	82.6	6,555
Other (3)(4)	—	3,185	—	13,905	—	—	(10,720)
	5,535	$1,501,729	$271.30	$1,294,706	$233.91	86.2%	$207,023

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	The MCR represents medical costs as a percentage of premium revenue.

(3)	The Illinois health plan's results prior to October 1, 2013, were insignificant and reported in "Other."

(4)	"Other" medical care costs include primarily medically related administrative costs at the parent company, and direct delivery costs.

Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Service revenue before amortization	$50,960	$50,400
Amortization recorded as reduction of service revenue	(728)	(728)
Service revenue	50,232	49,672
Cost of service revenue	37,107	39,305
General and administrative costs	1,891	2,790
Amortization of customer relationship intangibles recorded as amortization	793	1,282
Operating income	$10,441	$6,295

Operating income for our Molina Medicaid Solutions segment increased $4.1 million in the second quarter of 2014, compared with the second quarter of 2013, primarily due to reduced service costs associated with our West Virginia and Maine contracts, and lower general and administrative costs overall.
Results of Operations, Continuing Operations
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Health Plans Segment
Premium Revenue
Premium revenue for the six months ended June 30, 2014 increased 37% over the six months ended June 30, 2013, due to a 20% increase in member months, and a 14% increase in revenue PMPM. The increase in member months was due to the addition of Medicaid expansion membership primarily at our health plans in California, New Mexico, Ohio and Washington, and the addition of Medicaid members at our South Carolina health plan, all effective January 1, 2014. Additionally, our New Mexico health plan added approximately 60,000 new members in a business combination effective August 1, 2013.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Six Months Ended June 30,
	2014			2013
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,559,098	$194.38	70.0%	$1,746,620	$159.48	67.6%
Pharmacy	582,224	44.22	15.9	454,830	41.53	17.6
Capitation	346,256	26.30	9.5	278,733	25.45	10.8
Direct delivery	45,084	3.42	1.2	18,127	1.66	0.7
Other	123,295	9.37	3.4	84,311	7.69	3.3
Total	$3,655,957	$277.69	100.0%	$2,582,621	$235.81	100.0%

Our consolidated medical care ratio increased to 89.0% in the six months ended June 30, 2014, from 86.1% in the six months ended June 30, 2013.

Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Six Months Ended June 30, 2014
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	2,589	$675,713	$260.97	$562,267	$217.16	83.2%	$113,446
Florida	499	206,589	414.17	186,326	373.55	90.2	20,263
Illinois (3)	31	34,434	1,109.99	34,966	1,127.12	101.5	(532)
Michigan	1,350	358,833	265.81	298,712	221.27	83.2	60,121
New Mexico	1,166	493,062	423.00	436,560	374.53	88.5	56,502
Ohio	1,621	606,925	374.33	514,044	317.04	84.7	92,881
South Carolina	754	192,473	255.31	174,948	232.07	90.9	17,525
Texas	1,491	641,062	429.85	590,857	396.19	92.2	50,205
Utah	495	155,228	313.67	140,294	283.49	90.4	14,934
Washington	2,640	660,420	250.15	603,205	228.48	91.3	57,215
Wisconsin	530	75,453	142.48	61,952	116.99	82.1	13,501
Other (4)	—	7,287	—	51,826	—	—	(44,539)
	13,166	$4,107,479	$311.98	$3,655,957	$277.69	89.0%	$451,522

	Six Months Ended June 30, 2013
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	2,056	$368,715	$179.36	$330,540	$160.79	89.6%	$38,175
Florida	461	120,001	260.38	101,319	219.84	84.4	18,682
Illinois (3)	—	—	—	—	—	—	—
Michigan	1,300	334,042	256.96	288,607	222.01	86.4	45,435
New Mexico	549	168,449	307.08	140,402	255.95	83.3	28,047
Ohio	1,448	538,915	372.10	443,118	305.96	82.2	95,797
South Carolina	—	—	—	—	—	—	—
Texas	1,637	648,406	396.01	542,408	331.27	83.7	105,998
Utah	520	152,467	293.16	126,706	243.63	83.1	25,761
Washington	2,488	597,819	240.29	524,909	210.98	87.8	72,910
Wisconsin	493	64,864	131.53	54,849	111.22	84.6	10,015
Other (3)(4)	—	5,484	—	29,763	—	—	(24,279)
	10,952	$2,999,162	$273.85	$2,582,621	$235.81	86.1%	$416,541

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	The MCR represents medical costs as a percentage of premium revenue.

(3)	The Illinois health plan's results prior to October 1, 2013, were insignificant and reported in "Other."

(4)	"Other" medical care costs include primarily medically related administrative costs at the parent company, and direct delivery costs.

Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Service revenue before amortization	$105,319	$100,885
Amortization recorded as reduction of service revenue	(1,457)	(1,457)
Service revenue	103,862	99,428
Cost of service revenue	77,764	79,075
General and administrative costs	3,641	5,141
Amortization of customer relationship intangibles recorded as amortization	1,768	2,564
Operating income	$20,689	$12,648

Operating income for our Molina Medicaid Solutions segment increased $8.0 million in the six months ended June 30, 2014, compared with the six months ended June 30, 2013, primarily the result of increased revenues due to Medicaid expansion membership, reduced service costs associated with our West Virginia and Maine contracts, and lower general and administrative costs overall.
Consolidated Expenses
General and Administrative Expenses
General and administrative expenses decreased to 8.4% of total revenue for the second quarter of 2014, compared with 10.1% of total revenue for the second quarter of 2013. General and administrative expenses decreased to 8.7% of total revenue for the six months ended June 30, 2014, compared with 9.5% of total revenue for the six months ended June 30, 2013.
Premium Tax Expense
Premium tax expense was 3.1% of premium revenue plus premium tax revenue in the second quarter of 2014, compared with 3.0% in the second quarter of 2013 and 2.9% of premium revenue plus premium tax revenue in the six months ended June 30, 2014, compared with 2.7% in the six months ended June 30, 2013.
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

	Three Months Ended June 30,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$18,536	0.8%	$12,896	0.8%
Amortization of intangible assets, continuing operations	4,366	0.2	4,119	0.3
Depreciation and amortization, continuing operations	22,902	1.0	17,015	1.1
Amortization recorded as reduction of service revenue	728	—	728	—
Amortization recorded as cost of service revenue	9,030	0.4	4,365	0.3
Depreciation and amortization reported in the consolidated statements of cash flows	$32,660	1.4%	$22,108	1.4%

	Six Months Ended June 30,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$34,672	0.8%	$25,341	0.8%
Amortization of intangible assets, continuing operations	8,921	0.2	8,237	0.3
Depreciation and amortization, continuing operations	43,593	1.0	33,578	1.1
Depreciation and amortization, discontinued operations	—	—	2	—
Amortization recorded as reduction of service revenue	1,457	—	1,457	—
Amortization recorded as cost of service revenue	20,604	0.5	8,870	0.3
Depreciation and amortization reported in the consolidated statements of cash flows	$65,654	1.5%	$43,907	1.4%

Interest Expense
Interest expense increased to $14.0 million for the second quarter of 2014, from $11.7 million for the second quarter of 2013, and increased to $27.8 million for the six months ended June 30, 2014, from $24.7 million for the six months ended June 30, 2013 primarily due to lease financing transactions in the second quarter of 2013. Interest expense includes non-cash interest expense relating to the amortization of the discount on our long-term debt obligations, which amounted to $6.8 million and $6.0 million for the three months ended June 30, 2014, and 2013, respectively and $13.5 million and $9.7 million for the six months ended June 30, 2014 and 2013, respectively.
Income Taxes
The provision for income taxes in continuing operations is recorded at an effective rate of 58.0% for the second quarter of 2014, compared with 49.5% for the second quarter of 2013, and 56.5% for the six months ended June 30, 2014 compared with 46.3% for the six months ended June 30, 2013. The disparity between rates in 2014 and 2013 is primarily due to the nondeductible HIF in 2014.
Liquidity and Capital Resources
Introduction
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of June 30, 2014, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income was $3.6 million for the six months ended June 30, 2014, compared with $3.1 million for the six months ended June 30, 2013. Our annualized portfolio yield for the six months ended June 30, 2014 and 2013 was 0.4%.

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
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Six Months Ended June 30,
	2014	2013	Change
	(In thousands)
Net cash provided by (used in) operating activities	$235,460	$(111,748)	$347,208
Net cash used in investing activities	(102,336)	(431,812)	329,476
Net cash (used in) provided by financing activities	(41,668)	490,460	(532,128)
Net increase (decrease) in cash and cash equivalents	$91,456	$(53,100)	$144,556
Operating Activities. Cash provided by operating activities increased $347.2 million, primarily due to the year-over-year change in medical claims and benefits payable, which increased $283.4 million in connection with our membership growth in the six months ended June 30, 2014, as described above in "Results of Operations."
Investing Activities. Cash used in investing activities decreased $329.5 million primarily due to significant purchases of investments, net of sales and maturities, amounting to $382.7 million in the second quarter of 2013. Such significant purchases of investments were a result of financing transactions described below in "Financing Activities," with no comparable activity in 2014.
Financing Activities. Cash used in financing activities for the six months ended June 30, 2014 related primarily to the settlement of $50.3 million of contingent consideration liabilities relating to our 2013 South Carolina health plan acquisition. Financing activities generated net cash of $490.5 million in the six months ended June 30, 2013, primarily due to proceeds from the issuance of the 1.125% Notes and related financing transactions, with no comparable activity in the six months ended June 30, 2014.
Financial Condition
On a consolidated basis, at June 30, 2014, we had working capital of $740.9 million compared with $745.7 million at December 31, 2013. At June 30, 2014, and December 31, 2013, we had cash and investments, including restricted investments, of $1,863.7 million, and $1,712.9 million, respectively. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
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
However, because Medicaid is a government–funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. We continue to work with our state partners to obtain reimbursement for the full economic impact of the excise tax. Currently, we project that the HIF payable by September 30, 2014 will be $88.3 million. Because this amount is not deductible for income tax purposes, our net income will be reduced by the full amount of the assessment.
When states reimburse us for the amount of the HIF, that reimbursement will itself be subject to income tax, the HIF, and applicable state premium taxes. If our estimate of the $88.3 million HIF liability in 2014 is correct, and if our estimate of the amount allocable to Medicaid of approximately $81 million is correct, states will need to pay us an incremental amount of approximately $132 million in revenue during 2014 to account for the HIF and the absence of its tax deductibility. As of June 30, 2014, we had received contract amendments for reimbursement representing approximately 50% of the Medicaid-related HIF. On a percentage basis, we anticipate that states will need to increase our Medicaid premium rates by approximately 1.5% to reimburse us for the HIF we will owe (based upon our estimated pro-rata share of total industry revenue in 2013). In addition, we estimate that states will need to increase our Medicaid premium rates by a further 0.9% to make us whole for the lack of tax deductibility of the HIF, representing an estimated overall premium rate increase of approximately 2.4%.
As of July 30, 2014, we have contractual commitments from the states of Florida, Illinois, Ohio, Washington and Wisconsin to reimburse us by way of a lump sum payment for the full economic impact of the HIF in their respective states. While all of our remaining states have acknowledged the actuarial requirement that they reimburse us for the HIF, and its related income tax effects, no state other than those indicated above have contractually committed to do so.
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
Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2013, was disclosed in our 2013 Annual Report on Form 10-K. There were no material changes to this previously filed information outside the ordinary course of business during the six months ended June 30, 2014. For further discussion and maturities of our long-term debt, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 11, "Long-Term Debt."
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

•
Health Plans segment contractual provisions that may adjust or limit revenue or profit. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the second quarter of 2014 in connection with such contractual provisions.

•
Health Plans segment quality incentives. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the second quarter of 2014 in connection with such quality incentives.

•	Molina Medicaid Solutions segment revenue and cost recognition.
There have been no significant changes during the six months ended June 30, 2014, to the items that we disclosed as our critical accounting estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Washington Health Plan. The Washington Health Care Authority (HCA) has communicated that it believes it has overpaid our Washington health plan with regard to certain claims. The alleged overpayments purportedly involve an undifferentiated incremental component of the capitation rates paid to our Washington health plan from and after July 1, 2012, the start date of the contract at issue. On March 25, 2014, HCA alleged that the total "overpayments" related to HCA’s delayed enrollment of so-called Washington Community Options Program Entry System (COPES) members were $14.4 million, and demanded payment in that amount. On April 7, 2014, HCA alleged that the total "overpayments" related to certain psychotropic drug claims that had been included in the Request for Proposal (RFP) rate book were $5.8 million, and demanded payment in that amount. HCA has provided us with minimal data by which we might independently validate HCA’s allegations. Furthermore, both alleged errors, if they in fact occurred, were unilateral errors committed and caused by HCA for which our Washington health plan had no contemporaneous knowledge and had assumed and bore no contractual risk. We have responded to HCA’s demands for payment, noting, among other things, that the demands are improper as a matter of law because under the Washington statue cited regarding the definition of an "overpayment," there were in fact no "overpayments" since payment was made consistent with the express terms of the parties’ contract. We believe that any actual liability for the alleged overpayment claims is not currently probable or reasonably estimable.
State of Louisiana. On June 26, 2014, the State of Louisiana filed a Petition for Damages against Molina Medicaid Solutions, Molina Healthcare, Inc., Unisys Corporation, and Paramax Systems Corporation, a subsidiary of Unisys, in the Parish of Baton Rouge, 19th Judicial District. The Petition alleges that between 1989 and 2012, the defendants utilized an incorrect reimbursement formula for the payment of pharmaceutical claims. We believe we have several meritorious defenses to the claims of the state, and any liability for the alleged claims is not currently probable or reasonably estimable.
USA and State of Florida ex rel. Charles Wilhelm. On July 24, 2014, Molina Healthcare, Inc. and Molina Healthcare of Florida, Inc. were served with a Complaint filed under seal on December 5, 2012 in District Court for the Southern District of Florida by relator, Charles C. Wilhelm, M.D., Case No. 12-24298. The Complaint alleges that, in late 2008 and early 2009, in connection with the acquisition of Florida NetPass by which Molina Healthcare entered into the state of Florida, the defendants failed to adequately staff the plan and provide other services, resulting in a disproportionate number of sicker beneficiaries of Florida NetPass moving back into the Florida fee-for-service Medicaid program. This alleged conduct purportedly resulted in a violation of the federal False Claims Act. Both the United States of America and the State of Florida have reviewed the allegations made in the Complaint, and have declined to intervene. We believe we have several meritorious defenses to the claims of the relator, and any liability for the alleged claims is not currently probable or reasonably estimable.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended June 30, 2014 was as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 - April 30	360	$37.50	—	$47,338,505
May 1 - May 31	1,490	$37.82	—	$47,338,505
June 1 - June 30	2,702	$43.09	—	$47,338,505
Total	4,552	$40.92	—

(a)
During the three months ended June 30, 2014, we withheld 4,552 shares of common stock under our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan to settle our employees' income tax obligations.

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
Item 4. Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
Reference is made to the accompanying Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	July 30, 2014	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	July 30, 2014	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Title

3.1	Third Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Taxonomy Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.