Form 10-Q
period 2014-09-30
MOLINA HEALTHCARE INC
filed 2014-10-30
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 24, 2014, was approximately 48,397,000.

MOLINA HEALTHCARE, INC.
Form 10-Q

For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Amounts in thousands, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,598,596	$935,895
Investments	842,683	703,052
Receivables	425,683	298,935
Income taxes refundable	7,679	32,742
Deferred income taxes	30,817	26,556
Prepaid expenses and other current assets	82,062	42,484
Total current assets	2,987,520	2,039,664
Property, equipment, and capitalized software, net	328,547	292,083
Deferred contract costs	51,179	45,675
Intangible assets, net	85,035	98,871
Goodwill	236,635	230,738
Restricted investments	93,119	63,093
Derivative asset	222,997	186,351
Other assets	51,108	46,462
	$4,056,140	$3,002,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,123,846	$669,787
Accounts payable and accrued liabilities	609,444	319,965
Deferred revenue	190,856	122,216
Current maturities of long-term debt	11,927	182,008
Total current liabilities	1,936,073	1,293,976
Convertible senior notes	697,210	416,368
Lease financing obligations	160,412	159,394
Lease financing obligations – related party	39,258	27,092
Deferred income taxes	7,719	580
Derivative liability	222,877	186,239
Other long-term liabilities	28,300	26,351
Total liabilities	3,091,849	2,110,000

Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding: 48,279 shares at September 30, 2014 and 45,871 shares at December 31, 2013	48	46
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	383,300	340,848
Accumulated other comprehensive loss	(617)	(1,086)
Retained earnings	581,560	553,129
Total stockholders’ equity	964,291	892,937
	$4,056,140	$3,002,937
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands, except net income per share) (Unaudited)
Revenue:
Premium revenue	$2,316,759	$1,584,656	$6,424,238	$4,583,818
Service revenue	52,557	51,100	156,419	150,528
Premium tax revenue	81,240	43,723	203,053	127,606
Health insurer fee revenue	29,427	—	67,785	—
Investment income	2,041	1,740	5,615	4,884
Other revenue	2,327	5,860	8,523	16,476
Total revenue	2,484,351	1,687,079	6,865,633	4,883,312
Operating expenses:
Medical care costs	2,097,836	1,383,213	5,753,793	3,965,834
Cost of service revenue	40,067	40,113	117,831	119,188
General and administrative expenses	178,879	176,233	560,205	478,990
Premium tax expenses	81,240	43,723	203,053	127,606
Health insurer fee expenses	22,308	—	66,443	—
Depreciation and amortization	24,242	18,871	67,835	52,449
Total operating expenses	2,444,572	1,662,153	6,769,160	4,744,067
Operating income	39,779	24,926	96,473	139,245
Other expenses, net:
Interest expense	14,419	13,532	42,234	38,236
Other expense (income), net	863	(24)	810	3,347
Total other expenses, net	15,282	13,508	43,044	41,583
Income from continuing operations before income tax expense	24,497	11,418	53,429	97,662
Income tax expense	8,427	3,865	24,784	43,791
Income from continuing operations	16,070	7,553	28,645	53,871
Income (loss) from discontinued operations, net of tax	52	16	(214)	8,184
Net income	$16,122	$7,569	$28,431	$62,055

Basic net income (loss) per share:
Continuing operations	$0.34	$0.17	$0.62	$1.18
Discontinued operations	—	—	(0.01)	0.18
Basic net income per share	$0.34	$0.17	$0.61	$1.36

Diluted net income (loss) per share:
Continuing operations	$0.33	$0.16	$0.60	$1.15
Discontinued operations	—	—	(0.01)	0.18
Diluted net income per share	$0.33	$0.16	$0.59	$1.33
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands) (Unaudited)
Net income	$16,122	$7,569	$28,431	$62,055
Other comprehensive (loss) income:
Unrealized investment (loss) gain	(1,061)	2,087	756	(1,539)
Effect of income taxes	(404)	793	287	(585)
Other comprehensive (loss) income, net of tax	(657)	1,294	469	(954)
Comprehensive income	$15,465	$8,863	$28,900	$61,101

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2014	2013
	(Amounts in thousands) (Unaudited)
Operating activities:
Net income	$28,431	$62,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,464	68,035
Deferred income taxes	(10,705)	(38,442)
Stock–based compensation	16,115	20,654
Amortization of convertible senior notes and lease financing obligations	20,195	16,128
Other, net	3,875	14,406
Changes in operating assets and liabilities:
Receivables	(126,748)	(144,285)
Prepaid expenses and other assets	(51,582)	(27,552)
Medical claims and benefits payable	454,059	138,176
Accounts payable and accrued liabilities	314,391	20,991
Deferred revenue	68,640	(17,410)
Income taxes	25,063	(1,012)
Net cash provided by operating activities	841,198	111,744
Investing activities:
Purchases of investments	(616,324)	(627,953)
Proceeds from sales and maturities of investments	473,836	227,800
Purchases of equipment	(71,771)	(64,426)
Increase in restricted investments	(24,301)	(21,124)
Net cash paid in business combinations	(7,500)	(57,684)
Other, net	(15,220)	1,971
Net cash used in investing activities	(261,280)	(541,416)
Financing activities:
Proceeds from issuance of convertible senior notes, net of deferred financing costs	123,387	537,973
Proceeds from sale-leaseback transactions	—	158,694
Purchase of call option	—	(149,331)
Proceeds from issuance of warrants	—	75,074
Treasury stock purchases	—	(50,000)
Principal payments on term loan	—	(47,471)
Repayment of amounts borrowed under credit facility	—	(40,000)
Contingent consideration liabilities settled	(50,349)	—
Proceeds from employee stock plans	7,628	5,156
Other, net	2,117	363
Net cash provided by financing activities	82,783	490,458
Net increase in cash and cash equivalents	662,701	60,786
Cash and cash equivalents at beginning of period	935,895	795,770
Cash and cash equivalents at end of period	$1,598,596	$856,556

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended
	September 30,
	2014	2013
	(Amounts in thousands) (Unaudited)
Supplemental cash flow information:

Cash paid during the period for:
Income taxes	$7,991	$72,156
Interest	$24,384	$28,035

Schedule of non-cash investing and financing activities:
3.75% Notes exchanged for 1.625% Notes	$176,551	$—
Retirement of treasury stock	$—	$53,000
Increase in non-cash lease financing obligation – related party	$13,841	$19,222
Common stock used for stock-based compensation	$8,595	$6,667

Details of change in fair value of derivatives, net:
Gain on 1.125% Call Option	$36,646	$42,332
Loss on 1.125% Notes Conversion Option	(36,638)	(42,225)
Loss on 1.125% Warrants	—	(3,923)
Gain on interest rate swap	—	433
Change in fair value of derivatives, net	$8	$(3,383)

Details of business combinations:
Fair value of assets acquired	$7,500	$121,845
Fair value of contingent consideration liabilities incurred	—	(59,947)
Payable to seller	—	(3,882)
Escrow deposit	—	(332)
Net cash paid in business combinations	$7,500	$57,684

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2014
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
Our Health Plans segment consists of health plans in 11 states, and includes our direct delivery business. As of September 30, 2014, these health plans served approximately 2.4 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve a small number of Health Insurance Marketplace (Marketplace) members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the management of a hospital in southern California under a management services agreement, and the operation of primary care clinics in several states in which we operate.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
On October 15, 2014, the Puerto Rico Health Insurance Administration announced that it has selected Molina Healthcare of Puerto Rico to operate the Commonwealth’s Medicaid-funded Government Health Plan program in the East and Southwest regions. We expect to begin serving members in the second quarter of 2015.
In August 2014, we announced that our Florida health plan entered into an agreement with First Coast Advantage, LLC (FCA) to acquire certain assets related to FCA's Medicaid business. As part of the transaction, we will assume FCA's Medicaid contract and certain provider agreements for Region 4 of the Statewide Medicaid Managed Care Managed Medical Assistance Program in the state of Florida. We have received approval for the transaction from the Florida Agency for Health Care Administration, and expect to close in late 2014 or early 2015.
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
Reclassifications
We have reclassified certain amounts in the 2013 consolidated balance sheet and statement of cash flows to conform to the 2014 presentation.

2. Significant Accounting Policies
Revenue Recognition
Premium Revenue – Health Plans Segment
Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. Premium revenues are recognized in the month that members are entitled to receive health care services.
Certain components of premium revenue are subject to accounting estimates and fall into the following categories:

(1)	Contractual provisions that may adjust or limit revenue or profit:
Health Plan Medical Cost Floors (Minimums), Medical Cost Corridors, and Administrative Cost Ceilings (Maximums): A portion of certain Medicaid, Medicare, and Marketplace premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $272.6 million and $1.4 million at September 30, 2014, and December 31, 2013, respectively, to accounts payable and accrued liabilities. The increase is primarily driven by contractual provisions relating to the Medicaid expansion program, which began to phase in during January 2014. Beginning in 2014, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. In the aggregate, we recorded a receivable under the terms of such contract provisions of $3.6 million at September 30, 2014. Separately, in certain states we may be levied with non-monetary sanctions if certain minimum amounts are not spent on defined medical care costs, or if administrative costs exceed certain amounts.
Health Plan Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage, in some cases in accordance with a tiered rebate schedule. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. As a result of profits in excess of the amount we are allowed to fully retain, we recorded a liability of $24.5 million and $2.5 million at September 30, 2014 and December 31, 2013, respectively.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services (CMS), our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of $18.6 million and $20.8 million for anticipated Medicare risk adjustment premiums at September 30, 2014, and December 31, 2013, respectively.

(2)	Quality incentives:
At our California, Illinois, New Mexico, Ohio, Texas, Washington and Wisconsin health plans, revenue ranging from approximately 1% to 4% of health plan premiums is earned if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and in prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of September 30, 2014 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Maximum available quality incentive premium - current period	$24,477	$20,939	$68,941	$62,050

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$12,921	$17,538	$30,935	$52,483
Earned prior periods	208	(50)	3,412	7,759
Total	$13,129	$17,488	$34,347	60,242

Total premium revenue recognized for state health plans with quality incentive premiums	$1,818,375	$771,615	$5,005,444	$2,192,249

(3)	California health plan rate settlement agreement:
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
We estimate and recognize the retrospective adjustments to premium revenue based on our experience to date under the California health plan's managed care contracts. As of September 30, 2014, we recorded a deficit, or receivable, of $3.5 million, net of a valuation discount of $0.2 million, reflecting our estimated retrospective premium adjustment to the Account based on the California health plan's actual pretax margin for the nine months ended September 30, 2014.
In addition to the three categories of accounting estimates discussed above, our California health plan recognized a benefit of approximately $15 million in the second quarter of 2014 for certain premium revenue which related to the year ended December 31, 2013.
Service Revenue and Cost of Service Revenue – Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI) of a Medicaid management information system (MMIS). An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. When providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support, and maintenance. Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, we recognize revenue associated with such contracts on a straight-line basis over the contract term during which BPO, hosting, and support and maintenance services are delivered. There may be certain contractual provisions containing contingencies, however that require us to delay recognition of all or part of our service revenue until such contingencies have been removed.
Cost of service revenue consists primarily of the costs incurred to provide BPO and technology outsourcing services under our MMIS contracts. General and administrative costs consist primarily of indirect administrative costs and business development costs. In some circumstances we may defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with a contract if revenue recognition is also deferred. Such deferred contract costs are amortized on a straight-line basis over the contract term, consistent with the revenue recognition period.

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
During the third quarter of 2014, the Internal Revenue Service (IRS) issued final regulations related to compensation deduction limitations applicable to certain health insurance issuers. Pursuant to these final regulations, we recognized a tax benefit during the third quarter of 2014 of approximately $7 million, or $0.15 per diluted share, for periods prior to the third quarter of 2014.
The total amount of unrecognized tax benefits was $1.8 million and $8.0 million as of September 30, 2014 and December 31, 2013, respectively. The unrecognized tax benefits recorded at December 31, 2013 decreased by $6.2 million during the nine months ended September 30, 2014 as a result of the execution of a state settlement agreement and the expiration of statutes of limitation. This decrease had a nominal impact to the tax provision for the nine months ended September 30, 2014. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million and $5.7 million as of September 30, 2014 and December 31, 2013, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $0.1 million due to the expiration of statute of limitations.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of September 30, 2014 and December 31, 2013 were insignificant.
Income taxes relating to discontinued operations for the three months ended September 30, 2014 and 2013 were insignificant. During the nine months ended September 30, 2014 and 2013, we recognized tax benefits of $0.3 million and $10.0 million, respectively, related to discontinued operations.
New Accounting Standards
Health Insurer Fee. In the first quarter of 2014, we adopted the guidance of the Financial Accounting Standards Board (FASB) related to accounting for the fees to be paid by health insurers to the federal government under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act, or ACA). The ACA imposes an annual fee, or excise tax, on health insurers for each calendar year beginning on or after January 1, 2014. The health insurer fee (HIF) is imposed beginning in 2014, is based on a company's share of the industry's net premiums written during the preceding calendar year, and is payable on September 30 of each year.
Effective January 1, 2014, we recorded our estimate of the 2014 liability to accounts payable and accrued liabilities. During the third quarter of 2014 we paid our 2014 HIF assessment, which amounted to $88.6 million. This expense is being recognized on a straight-line basis in 2014; and is non-deductible for income tax purposes.
Because we primarily serve individuals in government-sponsored programs, we must secure additional reimbursement from our state partners for this added cost. We recognize HIF revenue when we have obtained a contractual commitment from a state to reimburse us for the health insurer fee. Such HIF revenue is recognized ratably throughout the year.
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in the first quarter of 2017; early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

Discontinued Operations. In April 2014, the FASB issued ASU 2014-08 - Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity, which raises the threshold for disposals to qualify as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. This ASU will be effective for us in the first quarter of 2015, and is applied prospectively. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. We are evaluating the potential effects of the adoption of the ASU on our financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.
3. Net Income per Share

The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Shares outstanding at the beginning of the period	46,494	45,683	45,871	46,762
Weighted-average number of shares:
Repurchased	—	—	—	(1,375)
Issued, 3.75% Exchange (1)	460	—	155	—
Issued, stock-based compensation and other	37	16	409	321
Denominator for basic net income per share	46,991	45,699	46,435	45,708
Effect of dilutive securities:
Stock-based compensation	365	453	441	532
3.75% Notes and 3.75% Exchange (1)	1,288	910	1,212	527
Denominator for diluted net income per share	48,644	47,062	48,088	46,767

Potentially dilutive common shares excluded from calculations (2):
Stock options	—	60	—	49
1.125% Warrants	13,490	13,490	13,490	11,464
______________________________

(1)	For more information regarding the 3.75% Exchange and 3.75% Notes, refer to Note 11, "Long-Term Debt."

(2)
Potentially dilutive shares issuable pursuant to certain of our employee stock options, 1.125% Warrants (defined in Note 12, "Derivative Financial Instruments"), and 1.625% Notes (defined in Note 11, "Long-Term Debt") were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

4. Business Combinations
Health Plans Segment
South Carolina. In July 2013, we entered into an agreement with Community Health Solutions of America, Inc. (CHS) to acquire certain assets, including the rights to convert certain of CHS’ Medicaid members covered by South Carolina’s full-risk Medicaid managed care program. The conversion conditions under the agreement were satisfied by January 1, 2014, and on that date such Medicaid members were converted to the managed care program and enrolled with our South Carolina health plan. Because the number of Medicaid members we would ultimately convert was unknown as of the acquisition date in 2013, we recorded a contingent consideration liability for such members to be settled when the final purchase price was known in the second quarter of 2014. The total purchase price for the converted Medicaid membership amounted to $57.2 million, of which $49.7 million was paid in the first half of 2014, and $7.5 million was paid when the agreement was executed in 2013. The total amount paid includes indemnification withhold funds transferred to restricted investments amounting to $5.7 million. Any unused and remaining portion of such indemnification funds will become unrestricted and released to CHS on the one-year anniversary date of the conversion, or January 1, 2015.

As part of this transaction, we have also recorded a contingent consideration liability for dual-eligible members we expect to enroll in our Medicare-Medicaid Plan (MMP) implementation in South Carolina. The contingent consideration liability is remeasured to fair value at each quarter until the contingency is resolved with fair value adjustments, if any, recorded to operations. As of September 30, 2014, the fair value of the remaining contingent consideration liability for the MMP implementation amounted to $1.5 million.
The aggregate contingent consideration liability fair value adjustments for the South Carolina transaction have resulted in a gain of $4.2 million in the nine months ended September 30, 2014.
New Mexico. In August 2013, our New Mexico health plan acquired Lovelace Community Health Plan’s contract for the state of New Mexico's Medicaid program. In addition to Lovelace's Medicaid members, we also added membership previously covered under New Mexico’s State Coverage Insurance (SCI) program with Lovelace. Effective January 1, 2014, these SCI members were either enrolled in New Mexico's Medicaid program, or eligible to enroll in New Mexico’s Marketplace. Because the number of SCI members we would ultimately retain was unknown as of the acquisition date in 2013, we recorded a contingent consideration liability for such members to be settled when the final purchase price was known in the second quarter of 2014. The aggregate contingent consideration liability fair value adjustments for the New Mexico transaction have resulted in a gain of $1.5 million in the nine months ended September 30, 2014.
Florida. In August 2014, our Florida health plan acquired certain assets relating to the Medicaid business of Healthy Palm Beaches, Inc. The final purchase price for this acquisition was $7.5 million. The Florida health plan's membership increased by approximately 11,000 members as a result of this transaction.
5. Stock-Based Compensation
In March 2014, our named executive officers were granted a total of 356,292 restricted shares with service, market, and performance conditions. In the event the vesting conditions are not achieved, the awards will lapse. As of September 30, 2014, we expect the performance conditions to be met in full.
Charged to general and administrative expenses, total stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Restricted stock and performance awards	$4,774	$7,634	$13,596	$18,593
Employee stock purchase plan and stock options	885	870	2,519	2,061
	$5,659	$8,504	$16,115	$20,654
As of September 30, 2014, there was $28.6 million of total unrecognized compensation expense related to unvested restricted stock awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 2.0 years.
Restricted and performance stock activity for the nine months ended September 30, 2014 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2013	1,299,852	$29.03
Granted	656,452	36.68
Vested	(597,301)	27.70
Forfeited	(60,742)	31.20
Unvested balance as of September 30, 2014	1,298,261	33.40
The total fair value of restricted and performance awards granted during the nine months ended September 30, 2014 and 2013 was $24.8 million and $33.3 million, respectively. The total fair value of restricted awards, including those with performance and market conditions, which vested during the nine months ended September 30, 2014 and 2013 was $22.5 million and $19.3 million, respectively.

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
Level 3 — Unobservable Inputs
Derivative financial instruments. Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Notes Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of September 30, 2014 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 12, “Derivative Financial Instruments,” the 1.125% Call Option asset and the 1.125% Notes Conversion Option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
Contingent consideration liability. Such liability relates to our South Carolina health plan acquisition described in Note 4, "Business Combinations," and is recorded in accounts payable and accrued liabilities. We applied discounted cash flow analysis to determine the fair value of this liability. Significant unobservable inputs primarily related to the probability weighted present value of the purchase price estimate for the projected membership.
Auction rate securities. Auction rate securities are designated as available-for-sale and are reported at fair value in other assets. To estimate the fair value of these securities we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of September 30, 2014.

Our financial instruments measured at fair value on a recurring basis at September 30, 2014, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$553,936	$—	$553,936	$—
Municipal securities	96,873	—	96,873	—
GSEs	99,254	99,254	—	—
U.S. treasury notes	41,031	41,031	—	—
Certificates of deposit	51,589	—	51,589	—
Auction rate securities	6,891	—	—	6,891
1.125% Call Option derivative asset	222,997	—	—	222,997
Total assets measured at fair value on a recurring basis	$1,072,571	$140,285	$702,398	$229,888

1.125% Notes Conversion Option derivative liability	$222,877	$—	$—	$222,877
Contingent consideration liability	1,500	—	—	1,500
Total liabilities measured at fair value on a recurring basis	$224,377	$—	$—	$224,377
Our financial instruments measured at fair value on a recurring basis at December 31, 2013, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$449,772	$—	$449,772	$—
Municipal securities	113,330	—	113,330	—
GSEs	68,817	68,817	—	—
U.S. treasury notes	37,376	37,376	—	—
Certificates of deposit	33,757	—	33,757	—
Auction rate securities	10,898	—	—	10,898
1.125% Call Option derivative asset	186,351	—	—	186,351
Total assets measured at fair value on a recurring basis	$900,301	$106,193	$596,859	$197,249

1.125 % Notes Conversion Option derivative liability	$186,239	$—	$—	$186,239
Contingent consideration liabilities	57,548	—	—	57,548
Total liabilities measured at fair value on a recurring basis	$243,787	$—	$—	$243,787
The following table presents activity relating to our assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Change in Level 3 Instruments
	Auction Rate Securities	Derivatives, Net	Contingent Consideration Liabilities
	(In thousands)
Balance at December 31, 2013	$10,898	$112	$(57,548)
Total gains for the period recognized in:
General and administrative expenses	—	—	5,699
Other expenses, net	—	8	—
Other comprehensive income	193	—	—

Settlements	(4,200)	—	50,349
Balance at September 30, 2014	$6,891	$120	$(1,500)
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

	September 30, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$430,484	$649,770	$—	$649,770	$—
1.625% Notes	266,726	302,908	—	302,908	—
3.75% Notes	10,449	15,290	—	15,290	—
	$707,659	$967,968	$—	$967,968	$—

	December 31, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$416,368	$572,627	$—	$572,627	$—
3.75% Notes	181,872	219,491	—	219,491	—
	$598,240	$792,118	$—	$792,118	$—
7. Investments
The following tables summarize our investments as of the dates indicated:

	September 30, 2014
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$554,359	$448	$871	$553,936
Municipal securities	96,899	179	205	96,873
GSEs	99,436	16	198	99,254
U.S. treasury notes	41,074	13	56	41,031
Certificates of deposit	51,601	3	15	51,589
Subtotal - current investments	843,369	659	1,345	842,683
Auction rate securities	7,200	—	309	6,891
	$850,569	$659	$1,654	$849,574

	December 31, 2013
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$450,162	$442	$832	$449,772
Municipal securities	114,126	119	915	113,330
GSEs	68,898	6	87	68,817
U.S. treasury notes	37,360	44	28	37,376
Certificates of deposit	33,756	2	1	33,757
Subtotal - current investments	704,302	613	1,863	703,052
Auction rate securities	11,400	—	502	10,898
	$715,702	$613	$2,365	$713,950

The contractual maturities of our investments as of September 30, 2014 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$312,449	$312,493
Due one year through five years	530,920	530,190
Due after ten years	7,200	6,891
	$850,569	$849,574
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three and nine months ended September 30, 2014 and 2013 were insignificant.
We monitor our investments for other-than-temporary impairment. For investments other than our auction rate securities, discussed below, we have determined that unrealized gains and losses at September 30, 2014 and December 31, 2013, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of September 30, 2014:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Securities	Estimated Fair Value	Unrealized Losses	Total Number of Securities
	(Dollars in thousands)
Corporate debt securities	$231,598	$639	163	$43,112	$232	13
Municipal securities	39,331	90	34	13,419	115	14
GSEs	71,602	161	21	5,992	37	6
U.S. treasury notes	21,545	51	12	4,245	5	2
Certificates of deposit	11,762	15	49	—	—	—
Auction rate securities	—	—	—	6,891	309	10
	$375,838	$956	279	$73,659	$698	45
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

Auction Rate Securities. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008, and such auctions have not resumed. Therefore, quoted prices in active markets have not been available since early 2008. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 16 years to 32 years. Considering the insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction rate securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at September 30, 2014. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $74.9 million of these instruments at par value.
For the nine months ended September 30, 2014 and 2013, we recorded pretax unrealized gains of $0.2 million and $0.5 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future impairment is other-than-temporary, we will record a charge to earnings as appropriate.
8. Receivables
Receivables consist primarily of amounts due from the various states in which we operate, which may be subject to potential retroactive adjustments. Because all of our receivable amounts are readily determinable and substantially all of our creditors are state governments, our allowance for doubtful accounts is immaterial.

	September 30, 2014	December 31, 2013
	(In thousands)
California	$184,368	$148,654
Florida	7,599	2,901
Illinois	3,412	5,773
Michigan	21,327	15,253
New Mexico	28,393	17,056
Ohio	66,839	43,969
South Carolina	4,229	—
Texas	14,608	9,736
Utah	9,274	10,953
Washington	33,214	13,455
Wisconsin	12,492	8,087
Direct delivery and other	8,240	2,463
Total Health Plans segment	393,995	278,300
Molina Medicaid Solutions segment	31,688	20,635
	$425,683	$298,935
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

	September 30, 2014	December 31, 2013
	(In thousands)
California	$373	$373
Florida	23,291	9,242
Illinois	312	310
Michigan	1,014	1,014
New Mexico	31,132	24,622
Ohio	12,719	9,080
South Carolina	6,038	310
Texas	3,500	3,500
Utah	3,601	3,301
Washington	151	151
Other	5,987	886
Total Health Plans segment	88,118	52,789
Molina Medicaid Solutions segment	5,001	10,304
	$93,119	$63,093
The contractual maturities of our held-to-maturity restricted investments as of September 30, 2014 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$92,807	$92,817
Due one year through five years	312	312
	$93,119	$93,129
10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$796,433	$424,173
Pharmacy payable	62,322	45,037
Capitation payable	31,535	20,267
Other	233,556	180,310
	$1,123,846	$669,787
"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Such non-risk provider payables amounted to $136.0 million and $151.3 million as of September 30, 2014 and December 31, 2013, respectively.
The following table presents the components of the change in our medical claims and benefits payable from continuing and discontinued operations combined for the periods indicated. The amounts presented for “Components of medical care costs related to: Prior period” represent the amount by which our original estimate of medical claims and benefits payable at the beginning of the period were more than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Nine Months Ended	Year Ended
	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Balances at beginning of period	$669,787	$494,530
Components of medical care costs related to:
Current period	5,795,404	5,434,443
Prior period	(41,033)	(52,779)
Total medical care costs	5,754,371	5,381,664

Change in non-risk provider payables	(15,344)	111,267

Payments for medical care costs related to:
Current period	4,841,429	4,932,195
Prior period	443,539	385,479
Total paid	5,284,968	5,317,674
Balances at end of period	$1,123,846	$669,787

Benefit from prior period as a percentage of:
Balance at beginning of period	6.1%	10.7%
Premium revenue, trailing twelve months	0.5%	0.9%
Medical care costs, trailing twelve months	0.6%	1.0%
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
As indicated above, the amounts ultimately paid out on our liabilities in fiscal years 2014 and 2013 were less than what we had expected when we established our reserves. For example, for the year ended December 31, 2013, the amounts ultimately paid out were less than the amount of the reserves we had established as of December 31, 2012 by 10.7%. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
While prior period development of our estimate as of December 31, 2013 through September 30, 2014 has been favorable by $41.0 million, that amount is substantially less than the favorable prior period development of $52.8 million that we recognized in all of 2013.
In estimating our claims liability at September 30, 2014, we adjusted our base calculation to take account of the numerous factors that we believe will likely change our final claims liability amount. We believe the most significant among those factors are:

•
Since January 1, 2014, we have added 314,500 members under Medicaid expansion in six of our health plans. Because these members are transitioning into managed care, and have different demographics than those of our legacy membership, we have little insight into their utilization of medical services. Additionally, as of September 30, 2014, we have relatively little medical claims payment history related to Medicaid expansion membership in Illinois, Michigan and Ohio because such membership was enrolled in these states later in the year. Accordingly, our estimates of the claims liability for this population are subject to a higher degree of uncertainty.

•
Since January 1, 2014, we have added 118,000 new members at our South Carolina health plan. Because we have only nine months of claims payment history, the reserves are subject to greater uncertainty than that of our legacy Medicaid membership.

•
At our New Mexico health plan, the state has been adding approximately 10,000 to 15,000 members per month on a retroactive basis since March 2014. Because we have no claims payment history for these members, our estimates of the claims liability for this population are subject to a higher degree of uncertainty. However, for these members, the state will reimburse the health plan for claims with dates of service during the retroactive period on a cost-plus basis, i.e., for claims paid plus an administration fee.

•
Beginning in the third quarter of 2014, there was a substantial backlog of inpatient claims at our Washington health plan. This backlog was a result of payments held as the state of Washington considered whether to adjust its payment methodology for inpatient claims. We have adjusted the inpatient reserves to reflect the estimated impact of the claims backlog.

The use of a consistent methodology in estimating our liability for medical claims and benefits payable minimizes the degree to which the under- or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate. In 2013, and for the nine months ended September 30, 2014, the absence of adverse development of the liability for medical claims and benefits payable at the close of the previous period resulted in the recognition of substantial favorable prior period development. In both periods, however, the recognition of a benefit from prior period claims development did not have a material impact on our consolidated results of operations because the replenishment of reserves in the respective periods generally offset the benefit from the prior period.
11. Long-Term Debt
As of September 30, 2014, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
1.125% Notes	$550,000	$—	$—	$—	$—	$—	$550,000
1.625% Notes (1)	301,551	—	—	—	—	—	301,551
3.75% Notes	10,449	10,449	—	—	—	—	—
	$862,000	$10,449	$—	$—	$—	$—	$851,551

(1)
The 1.625% Notes have a contractual maturity date in 2044; however, on specified dates beginning in 2018 as described below, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes.

1.125% Cash Convertible Senior Notes due 2020. In February 2013, we issued $550.0 million aggregate principal amount of 1.125% Cash Convertible Senior Notes due 2020 (the 1.125% Notes), which were outstanding as of September 30, 2014 and December 31, 2013. Interest on the 1.125% Notes is payable semiannually in arrears on January 15 and July 15, at a rate of 1.125% per annum. The 1.125% Notes will mature on January 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. The 1.125% Notes are convertible only into cash, and not into shares of our common stock or any other securities.
The initial conversion rate for the 1.125% Notes is 24.5277 shares of our common stock per $1,000 principal amount of the 1.125% Notes. This represents an initial conversion price of approximately $40.77 per share of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.
The 1.125% Notes contain an embedded cash conversion option (the 1.125% Notes Conversion Option), which was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Notes Conversion Option transaction settles or expires. The initial fair value liability of the 1.125% Notes Conversion Option simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5.9%. As of September 30, 2014, we expect the 1.125% Notes to be outstanding until their January 15, 2020 maturity date, for a remaining amortization period of 5.3 years. The 1.125% Notes' if-converted value exceeded their principal amount by approximately $48 million as of September 30, 2014, and did not exceed their principal amount as of December 31, 2013.
3.75% Exchange. In August 2014, we entered into separate, privately negotiated, exchange agreements (the 3.75% Exchange) with certain holders of our outstanding 3.75% Convertible Senior Notes due 2014 (the 3.75% Notes). In this transaction, we exchanged $176.6 million aggregate principal amount of the 3.75% Notes for $176.6 million aggregate principal amount of 1.625% Convertible Senior Notes due 2044 (the 1.625% Notes, see further discussion below), approximately 1.7 million shares of our common stock (the Exchange Shares), and payment of accrued interest on the exchanged 3.75% Notes. In connection with the 3.75% Exchange, we did not receive any proceeds from the issuance of the 1.625% Notes or the Exchange Shares.
1.625% Convertible Senior Notes due 2044. In addition to the 1.625% Notes issued in connection with the 3.75% Exchange described above, we issued $125.0 million principal amount of 1.625% Notes in September 2014, amounting to $301.6 million aggregate principal amount outstanding under the 1.625% Notes as of September 30, 2014. The proceeds from the issuance of the $125.0 million principal amount of the 1.625% Notes amounted to $123.4 million, including a premium of $0.6 million, and net of deferred issuance costs paid. In connection with the 1.625% Notes, we have recorded total deferred issuance costs of approximately $6 million, which will be amortized over the expected term of the debt (discussed below).
Interest on the 1.625% Notes is payable semiannually in arrears on February 15 and August 15, at a rate of 1.625% per annum, beginning on February 15, 2015. The 1.625% Notes will mature on August 15, 2044 unless repurchased or converted in accordance with their terms prior to such date. In addition, beginning with the semiannual interest period commencing immediately following the interest payment date on August 15, 2018, contingent interest will accrue on the 1.625% Notes during any semiannual interest period in which certain conditions are satisfied, or under certain events of default. Furthermore, additional interest of 0.25% per year will be payable on the 1.625% Notes for any semiannual interest period for which the principal amount of 1.625% Notes outstanding is less than $100 million.
The initial conversion rate for the 1.625% Notes is 17.2157 shares of our common stock per $1,000 principal amount of the 1.625% Notes. This represents an initial conversion price of approximately $58.09 per share of our common stock. Upon conversion, we will pay cash and, if applicable, deliver shares of our common stock to the converting holder in an amount per $1,000 principal amount of 1.625% Notes equal to the settlement amount (as defined in the related indenture). We may not redeem the 1.625% Notes prior to August 19, 2018. On or after August 19, 2018, we may redeem for cash all or part of the 1.625% Notes, except for the 1.625% Notes we are required to repurchase in connection with a fundamental change (as defined in the related indenture) or on any specified repurchase date (as defined in the indenture). The redemption price for the 1.625% Notes will equal 100% of the principal amount of the 1.625% Notes being redeemed, plus accrued and unpaid interest. In addition, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes for cash on August 19, 2018, August 19, 2024, August 19, 2029, August 19, 2034 and August 19, 2039, in each case, at a specified price equal to 100% of the principal amount of the 1.625% Notes to be repurchased, plus accrued and unpaid interest.
Because the 1.625% Notes have cash settlement features, we have allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 1.625% Notes resulted in a debt discount that is amortized back to the 1.625% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. The expected life of the debt is approximately four years, beginning on the issuance date and ending on the first date we may redeem the notes in August 2018. This has resulted in our recognition of interest expense on the 1.625% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5%. The outstanding 1.625% Notes’ if-converted value did not exceed principal amount as of September 30, 2014. At September 30, 2014, the equity component of the 1.625% Notes, including the impact of deferred taxes, was $22.6 million.
3.75% Convertible Senior Notes due 2014. We had $10.4 million and $187.0 million of the 3.75% Notes outstanding as of September 30, 2014 and December 31, 2013, respectively. As described above, we entered into the 3.75% Exchange transaction in August 2014, under which we exchanged $176.6 million of the outstanding principal amount of the 3.75% Notes for the 1.625% Notes. The remaining $10.4 million principal amount outstanding as of September 30, 2014 was repaid in full in early October 2014. In addition to the repayment of the outstanding principal balance, in early October 2014 we issued approximately 0.1 million shares to settle the 3.75% Notes' conversion feature.
Because the 3.75% Notes had cash settlement features, we allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 3.75% Notes resulted in a debt discount that was amortized back to the 3.75% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This resulted in our recognition of interest expense on the 3.75% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or 7.5%. The outstanding 3.75% Notes’ if-converted value exceeded their principal amount by approximately $4 million and $11 million as of September 30, 2014, and December 31, 2013, respectively.

The principal amounts, unamortized discount (net of premium related to the 1.625% Notes), and net carrying amounts of the convertible senior notes were as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
September 30, 2014:
1.125% Notes	$550,000	$119,516	$430,484
1.625% Notes	301,551	34,825	266,726
3.75% Notes	10,449	—	10,449
	$862,000	$154,341	$707,659
December 31, 2013:
1.125% Notes	$550,000	$133,632	$416,368
3.75% Notes	187,000	5,128	181,872
	$737,000	$138,760	$598,240

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$3,132	$3,300	$9,732	$9,127
Amortization of the discount	6,455	6,059	19,183	15,747
Total interest cost recognized	$9,587	$9,359	$28,915	$24,874
Lease Financing Obligations. In 2013 we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of the Molina Center located in Long Beach, California, and our Ohio health plan office building in Columbus, Ohio. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated and amortized over their remaining useful lives. The lease financing obligation is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest expense amounted to $9.3 million and $3.7 million for the nine months ended September 30, 2014 and 2013, respectively.
As described and defined in further detail in Note 16, "Related Party Transactions," we entered into a lease for office space in February 2013 consisting of two office buildings then under construction. We have concluded that we are the accounting owner of the properties due to our continuing involvement with the properties. We have recorded $38.9 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of September 30, 2014, which represents the total cost, including imputed interest, incurred by the Landlord for the construction of the buildings, net of accumulated depreciation. As of September 30, 2014, the aggregate amount recorded to lease financing obligations amounted to $40.7 million. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest expense was $2.2 million for the nine months ended September 30, 2014. In addition to the capitalization of the costs incurred by the Landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was $0.8 million for the nine months ended September 30, 2014.

12. Derivative Financial Instruments
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	September 30, 2014	December 31, 2013
		(In thousands)
Derivative asset:
1.125% Call Option	Non-current assets: Derivative asset	$222,997	$186,351

Derivative liability:
1.125% Notes Conversion Option	Non-current liabilities: Derivative liability	$222,877	$186,239
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
1.125% Notes Conversion Option. The embedded cash conversion option within the 1.125% Notes is accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Notes Conversion Option, refer to Note 6, "Fair Value Measurements."
13. Stockholders' Equity
Stockholders' equity increased $71.4 million during the nine months ended September 30, 2014 compared with stockholders' equity at December 31, 2013. The increase was due to net income of $28.4 million, $25.0 million related to 1.625% Notes and 3.75% Exchange, $0.5 million related to other comprehensive income and $17.5 million related to employee stock transactions.
3.75% Exchange and 3.75% Notes. As described in Note 11, "Long-Term Debt," we issued approximately 1.7 million shares in connection with the exchange of our 3.75% Notes for the 1.625% Notes in the third quarter of 2014. Additionally, we issued 0.1 million shares in connection with the conversion of the 3.75% Notes in the fourth quarter of 2014.
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
Securities Repurchases and Repurchase Program. Effective September 30, 2013, our board of directors authorized the repurchase of up to $50.0 million in aggregate of our common stock through December 31, 2014. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of September 30, 2014, the remaining balance available to repurchase our stock under this program was $47.3 million.
Shelf Registration Statement. In May 2012, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.
Stock Plans. In connection with our equity incentive plans, we issued approximately 643,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the nine months ended September 30, 2014.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue from continuing operations:
Health Plans segment:
Premium revenue	$2,316,759	$1,584,656	$6,424,238	$4,583,818
Premium tax revenue	81,240	43,723	203,053	127,606
Health insurer fee revenue	29,427	—	67,785	—
Investment income	2,041	1,740	5,615	4,884
Other revenue	2,327	5,860	8,523	16,476
Molina Medicaid Solutions segment:
Service revenue	52,557	51,100	156,419	150,528
Total revenue	$2,484,351	$1,687,079	$6,865,633	$4,883,312

Income from continuing operations before income tax:
Health Plans segment	$29,874	$16,929	$65,879	$118,600
Molina Medicaid Solutions segment	9,905	7,997	30,594	20,645
Total operating income from continuing operations	39,779	24,926	96,473	139,245
Other expenses, net	15,282	13,508	43,044	41,583
Income from continuing operations before income tax expense	$24,497	$11,418	$53,429	$97,662
15. Commitments and Contingencies
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
Washington Health Plan. In September 2014, our Washington health plan paid $19.2 million to the Washington Health Care Authority (HCA) to settle two outstanding overpayment matters. The matters related to demands for recoupment of claims for psychotropic drugs and claims for health plan members under the Washington Community Options Program Entry System (COPES). Additionally, in September 2014 HCA paid our Washington health plan $8.0 million to settle certain matters brought by the Washington health plan related to auto-assignment provisions in the parties' contract. The net effect of these settlements resulted in a premium revenue reduction of $11.2 million in the third quarter of 2014, and resolved all pending disputes between the parties.
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
USA and State of Florida ex rel. Charles Wilhelm. On July 24, 2014, Molina Healthcare, Inc. and Molina Healthcare of Florida, Inc. were served with a Complaint filed under seal on December 5, 2012 in District Court for the Southern District of Florida by relator, Charles C. Wilhelm, M.D., Case No. 12-24298. The Complaint alleges that, in late 2008 and early 2009, in connection with the acquisition of Florida NetPass by which Molina Healthcare entered into the state of Florida, the defendants failed to adequately staff the plan and provide other services, resulting in a disproportionate number of sicker beneficiaries of Florida NetPass moving back into the Florida fee-for-service Medicaid program. This alleged conduct purportedly resulted in a violation of the federal False Claims Act. Both the United States of America and the State of Florida have declined to intervene. We believe we have several meritorious defenses to the claims of the relator, and any liability for the alleged claims is not currently probable or reasonably estimable.
United States of America, ex rel., Anita Silingo v. Mobile Medical Examination Services, Inc., et al. On or around October 14, 2014, Molina Healthcare of California, Molina Healthcare of California Partner Plan, Inc., Mobile Medical Examination Services, Inc. (MedXM), and other health plan defendants were served with a Complaint previously filed under seal in the Central District Court of California by relator, Anita Silingo. The Complaint alleges that MedXM improperly modified medical records and otherwise took inappropriate steps to increase members’ risk adjustment scores, and that the defendants, including Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc., turned a “blind eye” to these unlawful practices. The Department of Justice has declined to intervene. We believe that we have several meritorious defenses to the claims of the relator, and any liability for the alleged claims is not currently probable or reasonably estimable.
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
Regulatory Capital and Dividend Restrictions. Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements upon us that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statues, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $717 million at September 30, 2014, and $608 million at December 31, 2013. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $374.3 million and $365.2 million as of September 30, 2014 and December 31, 2013, respectively.
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
As of September 30, 2014, our health plans had aggregate statutory capital and surplus of approximately $798 million compared with the required minimum aggregate statutory capital and surplus of approximately $413 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2014. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
16. Related Party Transactions
In February 2013, we entered into a lease with 6th & Pine Development, LLC (the Landlord) for office space located in Long Beach, California. The lease consists of two office buildings, referred to as Building A and Building B.
The principal members of the Landlord are John C. Molina, our chief financial officer and a director of the Company, and his wife. In addition, in connection with the development of the buildings being leased, John C. Molina has pledged shares of common stock in the Company that he holds as trustee. Dr. J. Mario Molina, our chief executive officer, president, and chairman of the board of directors, holds a partial interest in such shares as trust beneficiary.
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
Refer to Note 17, "Variable Interest Entity," for a discussion of the Joseph M. Molina, M.D. Professional Corporations.
17. Variable Interest Entity
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
Our wholly owned subsidiary, Molina Medical Management, Inc. (MMM), has entered into services agreements with JMMPC to provide clinic facilities, clinic administrative support staff, patient scheduling services and medical supplies to JMMPC. The services agreements were designed such that JMMPC will operate at break even, ensuring the availability of quality care and access for our health plan members. The services agreements provide that the administrative fees charged to JMMPC by MMM are reviewed annually to assure the achievement of this goal.
Separately, our California, Florida, New Mexico, Utah and Washington health plans have entered into primary care services agreements with JMMPC. These agreements direct our health plans to perform a monthly reconciliation, to either fund JMMPC's operating deficits, or receive JMMPC's operating surpluses, such that JMMPC will derive no profit or loss. Because the MMM services agreements described above mitigate the likelihood of significant operating deficits or surpluses, such monthly reconciliation amounts are generally insignificant.
We have determined that JMMPC is a variable interest entity (VIE), and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of September 30, 2014, JMMPC had total assets of $12.1 million, and total liabilities of $11.8 million. As of December 31, 2013, JMMPC had total assets of $6.9 million and total liabilities of $6.6 million.
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

•	newly FDA-approved specialty drugs such as Sovaldi, Olysio, Harvoni, and other specialty drugs that are exorbitantly priced but not factored into the calculation of our capitated rates;

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

•	efforts by states to recoup previously paid amounts;

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

•	complications, member confusion, or enrollment backlogs related to the annual renewal of Medicaid coverage;

•	government audits and reviews, and any fine, enrollment freeze, or monitoring program that may result therefrom;

•	changes with respect to our provider contracts and the loss of providers;

•	federal or state medical cost expenditure floors, administrative cost and profit ceilings, and profit sharing arrangements;

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures, including 2014 at-risk premium rules in the state of Texas;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•
the favorable or unfavorable resolution of litigation, arbitration, or administrative proceedings, including pending qui tam actions in Florida and California, and the litigation commenced against us by the state of Louisiana alleging that Molina Medicaid Solutions and its predecessors used an incorrect reimbursement formula for the payment of pharmaceutical claims;

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

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments;

•	public alarm associated with the Ebola virus, or any actual widespread epidemic;

•	changes in general economic conditions, including unemployment rates; and

•	increasing consolidation in the Medicaid industry.
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
Our Health Plans segment consists of health plans in 11 states, and includes our direct delivery business. As of September 30, 2014, these health plans served approximately 2.4 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve a small number of Health Insurance Marketplace (Marketplace) members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the management of a hospital in southern California under a management services agreement, and the operation of primary care clinics in several states in which we operate.
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
Health Care Reform
New Markets. We believe that the government-sponsored initiatives, including the Affordable Care Act (defined below) will continue to provide us with significant opportunities for membership growth in our existing markets and, potentially, in new markets in the future as follows:

•
Medicaid Expansion. In the states that have elected to participate, the Affordable Care Act provides for the expansion of the Medicaid program to provide eligibility to nearly all low-income people under age 65 with incomes at or below 138 percent of the federal poverty line. Medicaid expansion membership phased in beginning January 1, 2014. Since that date, our health plans in California, Illinois, Michigan, New Mexico, Ohio, and Washington have begun participating in Medicaid expansion. In the nine months ended September 30, 2014, we added approximately 314,500 Medicaid expansion members, or 13% of total membership.

•
Health Insurance Marketplace. On October 1, 2013, Marketplace became available for consumers to access and begin the enrollment process for coverage beginning January 1, 2014. The Marketplace allows individuals and small groups to purchase health insurance that is federally subsidized. We participate in the Marketplace in all of the states in which we operate, except Illinois and South Carolina. At September 30, 2014, we had fewer than 20,000 Marketplace members.

•
Medicare-Medicaid Plans. Policymakers at the federal and state levels are increasingly focused on the design and implementation of programs that improve the coordination of care for those who qualify to receive both Medicare and Medicaid services (the "dual eligible"), and to deliver services to the dual eligible in a more financially efficient manner. As a result of these efforts, 15 states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). Our MMPs in California, Illinois, and Ohio offered coverage beginning in the second quarter of 2014.

Health Insurer Fee. The ACA imposes an annual fee, or excise tax, on health insurers for each calendar year beginning on or after January 1, 2014. The health insurer fee (HIF) is imposed beginning in 2014, is based on a company's share of the industry's net premiums written during the preceding calendar year, and is payable on September 30 of each year.
During the third quarter of 2014 we paid our 2014 HIF assessment, which amounted to $88.6 million. This expense is being recognized on a straight-line basis in 2014; and is non-deductible for income tax purposes. For further discussion of the risks and uncertainties relating to the HIF, refer to the subheading below, "Liquidity and Capital Resources—Financial Condition."

Market Updates - Health Plans Segment

NCQA Rankings. In September 2014, we announced that the National Committee for Quality Assurance (NCQA) has included our health plans in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington and Wisconsin in NCQA’s Medicaid Health Insurance Plan Rankings for 2014-2015.
Florida. Enrollment at the Florida health plan declined between the first and second quarters of 2014 due to a reassignment of membership as part of the implementation of Florida’s Managed Medical Assistance (MMA) program. In the third quarter of 2014, such enrollment increased by approximately 40,000 members due primarily to the addition of certain service areas effective August 1, 2014.
In August 2014, we announced that our Florida health plan entered into an agreement with First Coast Advantage, LLC (FCA) to acquire certain assets related to FCA's Medicaid business. As part of the transaction, we will assume FCA's Medicaid contract and certain provider agreements for Region 4 of the Statewide Medicaid Managed Care Managed Medical Assistance Program in the state of Florida. We have received approval for the transaction from the Florida Agency for Health Care Administration, and expect to close in late 2014 or early 2015.
In August 2014, our Florida health plan acquired certain assets relating to the Medicaid business of Healthy Palm Beaches, Inc. The final purchase price for this acquisition was $7.5 million. The Florida health plan's membership increased by approximately 11,000 members as a result of this transaction.
Puerto Rico. On October 15, 2014, the Puerto Rico Health Insurance Administration announced that it has selected Molina Healthcare of Puerto Rico to operate the Commonwealth’s Medicaid-funded Government Health Plan program in the East and Southwest regions. We expect to begin serving members in the second quarter of 2015.
South Carolina. Our South Carolina health plan began serving members under the state of South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014. For further information on this transaction, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 4, "Business Combinations."
Composition of Revenue and Membership
Health Plans Segment
Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate; and, to a lesser degree, from Medicare contracts entered into with the Centers for Medicare and Medicaid Services (CMS), a federal government agency.
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
Premium revenue is fixed in advance of the periods covered and, except as described in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," is not generally subject to significant accounting estimates. For the nine months ended September 30, 2014, we received the majority of our premium revenue as a fixed amount per member per month (PMPM), pursuant to our Medicaid and Medicare contracts; and agreements with other managed care organizations for which we operate as subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. The state Medicaid programs and the federal Medicare program periodically adjust premium rates. For the nine months ended September 30, 2014, we recognized approximately 3% of our premium revenue in the form of "birth income"—a one-time payment for the delivery of a child—from the Medicaid programs in all of our state health plans except Illinois and New Mexico. Such payments are recognized as revenue in the month the birth occurs.

The amount of the premiums paid to us may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans in the nine months ended September 30, 2014, by program:

	Ending	PMPM Premiums
	Membership	Low	High	Consolidated
Temporary Assistance for Needy Families (TANF)	1,608,900	$110.00	$250.00	$160.00
Medicaid Expansion	314,500	330.00	530.00	420.00
Aged, Blind or Disabled (ABD)	314,400	380.00	1,410.00	820.00
Children's Health Insurance Program (CHIP)	69,000	90.00	130.00	120.00
Medicare Special Needs Plans (Medicare)	46,400	990.00	1,320.00	1,210.00
MMP–Medicaid Only (1) (2)	20,500	1,380.00	1,520.00	1,490.00
MMP–Integrated (1) (3)	14,400	1,320.00	3,510.00	2,030.00
Marketplace	15,900	170.00	610.00	340.00

(1)	MMP members are dually eligible for Medicare and Medicaid.

(2)	MMP members who receive Medicaid coverage only from Molina Healthcare.

(3)	MMP members who receive both Medicaid and Medicare coverage from Molina Healthcare.

The following tables set forth our Health Plans segment membership as of the dates indicated:

	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Ending Membership by Health Plan:
California	496,000	455,000	368,000	363,000
Florida (1)	98,000	58,000	89,000	84,000
Illinois	21,000	6,000	4,000	—
Michigan	238,000	244,000	213,000	213,000
New Mexico	207,000	195,000	168,000	172,000
Ohio	337,000	302,000	255,000	261,000
South Carolina (2)	118,000	119,000	—	—
Texas	249,000	247,000	252,000	258,000
Utah	83,000	83,000	86,000	87,000
Washington	473,000	461,000	403,000	409,000
Wisconsin	84,000	85,000	93,000	95,000
	2,404,000	2,255,000	1,931,000	1,942,000

Ending Membership by Program:
TANF	1,608,900	1,564,500	1,503,800	1,519,200
Medicaid Expansion (3)	314,500	232,300	—	—
ABD	314,400	305,300	288,600	283,200
CHIP	69,000	77,000	99,200	101,500
Medicare	46,400	44,000	39,400	38,100
MMP–Medicaid Only	20,500	8,400	—	—
MMP–Integrated	14,400	5,200	—	—
Marketplace (3)	15,900	18,300	—	—
	2,404,000	2,255,000	1,931,000	1,942,000
_________________________

(1)
Enrollment at the Florida health plan declined between the first and second quarters of 2014 due to a reassignment of membership as part of the implementation of Florida’s Managed Medical Assistance (MMA) program. In the third quarter of 2014, such enrollment increased by approximately 40,000 members due primarily to the addition of certain service areas effective August 1, 2014.

(2)	Our South Carolina health plan began serving members under the state of South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014.

(3)	Medicaid expansion membership phased in, and the Marketplace became available for consumers to access coverage, beginning January 1, 2014.
Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI) of a Medicaid management information system (MMIS). An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. When providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support, and maintenance. Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, we recognize revenue associated with such contracts on a straight-line basis over the contract term during which BPO, hosting, and support and maintenance services are delivered. There may be certain contractual provisions containing contingencies, however that require us to delay recognition of all or part of our service revenue until such contingencies have been removed.
Composition of Expenses
Health Plans Segment
Operating expenses for the Health Plans segment include expenses related to the provision of medical care services (including long-term services and supports, or LTSS), general and administrative expenses, and premium tax expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate medical costs incurred. Expenses related to medical care services are captured in the following categories:

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

•	Pharmacy expenses: All drug, injectables, and immunization costs paid through our pharmacy benefit manager are classified as pharmacy expenses.

•	Capitation expenses: Under capitation arrangements, we pay a fixed amount PMPM to the provider without regard to the frequency, extent, or nature of the medical services actually furnished.

•	Direct delivery expenses: All costs associated with our direct delivery of medical care are separately identified.

•	Other medical expenses: All medically related administrative costs, certain provider incentive costs, reinsurance costs and other health care expenses are classified as other medical expenses.
Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements in Note 10, "Medical Claims and Benefits Payable," for further information on how we estimate such liabilities.
Molina Medicaid Solutions Segment
Cost of service revenue consists primarily of the costs incurred to provide BPO and technology outsourcing services under our MMIS contracts. General and administrative costs consist primarily of indirect administrative costs and business development costs. In some circumstances we may defer recognition of incremental direct costs (such as direct labor, hardware, and software) associated with a contract if revenue recognition is also deferred. Such deferred contract costs are amortized on a straight-line basis over the contract term, consistent with the revenue recognition period.

Financial Performance Summary, Continuing Operations
The following table and narrative briefly summarize our financial and operating performance from continuing operations for the three and nine months ended September 30, 2014 and 2013. All ratios, with the exception of the medical care ratio and the premium tax ratio, are computed as a percentage of total revenue. The medical care ratio is computed as a percentage of premium revenue; and the premium tax ratio is computed as a percentage of premium revenue plus premium tax revenue, because direct relationships exist between premium revenue earned, and the cost of health care and premium taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollar amounts in thousands, except per share data)
Net income per diluted share	$0.33	$0.16	$0.60	$1.15
Premium revenue	$2,316,759	$1,584,656	$6,424,238	$4,583,818
Service revenue	$52,557	$51,100	$156,419	$150,528
Operating income	$39,779	$24,926	$96,473	$139,245
Net income	$16,070	$7,553	$28,645	$53,871

Total ending membership	2,404,000	1,942,000	2,404,000	1,942,000

Premium revenue	93.3%	93.9%	93.6%	93.9%
Service revenue	2.1	3.0	2.3	3.1
Premium tax revenue	3.2	2.6	2.9	2.6
Health insurer fee revenue	1.2	—	1.0	—
Investment income	0.1	0.2	0.1	0.1
Other revenue	0.1	0.3	0.1	0.3
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating Statistics:
Medical care ratio	90.6%	87.3%	89.6%	86.5%
Service revenue ratio	76.2%	78.5%	75.3%	79.2%
General and administrative expense ratio	7.2%	10.4%	8.2%	9.8%
Premium tax ratio	3.4%	2.7%	3.1%	2.7%
Operating income	1.6%	1.5%	1.4%	2.9%
Net income	0.6%	0.4%	0.4%	1.1%
Effective tax rate	34.4%	33.9%	46.4%	44.8%

Medical Claims Data:
Days in claims payable, fee for service	50	41	50	41
Number of claims in inventory at end of period	315,900	137,100	315,900	137,100
Billed charges of claims in inventory at end of period	$749,300	$257,600	$749,300	$257,600
Claims in inventory per member at end of period	0.13	0.07	0.13	0.07
Billed charges of claims in inventory per member at end of period	$311.69	$132.65	$311.69	$132.65
Number of claims received during the period	7,062,100	5,227,000	19,703,300	15,751,500
Billed charges of claims received during the period	$7,897,500	$5,371,100	$21,506,500	$15,848,900

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$16,122	$7,569	$28,431	$62,055
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	29,307	24,128	83,513	68,035
Interest expense	14,419	13,532	42,234	38,236
Income tax expense	8,439	3,962	24,436	33,745
EBITDA	$68,287	$49,191	$178,614	$202,071
The second of these non-GAAP measures is adjusted net income and adjusted net income per diluted share, continuing operations. The following tables reconcile net income and net income per diluted share from continuing operations, which we believe to be the most comparable GAAP measures, to adjusted net income and adjusted net income per diluted share, continuing operations.

	Three Months Ended September 30,
	2014		2013
	(In thousands, except diluted per-share amounts)
Net income, continuing operations	$16,070	$0.33	$7,553	$0.16
Adjustments, net of tax:
Depreciation, and amortization of capitalized software	15,275	0.31	11,821	0.25
Amortization of convertible senior notes and lease financing obligations	4,246	0.09	4,058	0.08
Stock-based compensation	1,739	0.04	7,010	0.15
Amortization of intangible assets	3,189	0.06	3,378	0.07
Change in fair value of derivatives, net	1	—	(1)	—
Adjusted net income, continuing operations	$40,520	$0.83	$33,819	$0.71

	Nine Months Ended September 30,
	2014		2013
	(In thousands, except diluted per-share amounts)
Net income, continuing operations	$28,645	$0.60	$53,871	$1.15
Adjustments, net of tax:
Depreciation, and amortization of capitalized software	42,887	0.89	33,375	0.71
Amortization of convertible senior notes and lease financing obligations	12,723	0.26	10,161	0.21
Stock-based compensation	10,960	0.23	17,026	0.36
Amortization of intangible assets	9,727	0.20	9,485	0.20
Change in fair value of derivatives, net	(5)	—	3,582	0.08
Adjusted net income, continuing operations	$104,937	$2.18	$127,500	$2.71

Analysis of Financial Results – Trends and Developments
Strong enrollment growth across all of our products (Medicaid, Medicare special needs plans and dual eligible Medicare-Medicaid Plans) generated almost $2 billion, or 40%, more premium revenue for the nine months ended September 30, 2014, when compared with the same period in 2013.
Despite an increase in medical care costs as a percentage of premium revenue (the medical care ratio), higher per-member per-month (PMPM) premiums produced an increase of 8.5%, or $52.5 million, in medical margin for the nine months ended September 30, 2014, when compared with the same period in 2013.
The medical care ratio increased substantially in 2014 as a result of three developments:

•
Much of our revenue growth has come from participation in Medicaid programs covering long-term services and supports (LTSS). Percentage profit margins for LTSS benefits are generally lower than percentage profit margins for acute medical benefits. The addition of members eligible for LTSS benefits at the Florida and New Mexico health plans, as well as members who have joined our California, Illinois, and Ohio health plans through participation in Medicare-Medicaid Plan implementations, added 1.2% to our consolidated medical care ratio in the third quarter of 2014, and 0.8% for the nine months ended September 30, 2014.

•	Increases to our base premiums in recent years have not kept pace with medical cost trends.

•
Lack of coordination in the design of profit caps and medical cost floors in some of our contracts is resulting in counterproductive outcomes. In some instances, givebacks due to profitable performance in one product cannot be offset against losses in other products.

For example, at the Washington health plan, a minimum medical loss ratio requirement for the Medicaid expansion program reduced income from continuing operations before income taxes by approximately $17 million for the third quarter of 2014, and $23 million for the nine months ended September 30, 2014. Simultaneously, the Washington health plan incurred a medical care ratio in excess of 100% for its aged, blind or disabled members. However, the health plan is unable to offset profits from its Medicaid expansion contract against its other contracts. The Washington health plan is therefore left in a position where it must return profits under its Medicaid expansion contract to the state; while it receives no relief from losses incurred under another contract.
In a similar manner, at the New Mexico health plan, a contract provision limiting profits on retroactively added members reduced income from continuing operations before income taxes by approximately $6 million for the nine months ended September 30, 2014. At the same time, the New Mexico health plan’s LTSS program operated at a medical care ratio in excess of 100%.
We reported substantial improvements in administrative cost efficiency in 2014. General and administrative expenses as a percentage of revenue declined to 7.2% for the third quarter of 2014, from 10.4% for the same period in 2013, and to 8.2% for the nine months ended September 30, 2014, from 9.8% for the same period of 2013. Our general and administrative expense ratio has not been below 7.2% since the second quarter of 2009.
Health Insurer Fee Update
We previously reported that our results have been adversely affected by delays in reimbursement (including reimbursement for tax effects) of the HIF from California, Michigan, New Mexico, Texas and Utah.
During the third quarter, Michigan and Utah committed to reimbursement of the HIF, but not to the reimbursement of the related tax effects. However, both states have informally indicated that it is their desire to reimburse us for those tax effects. As a result of these developments, we were able to recognize an additional $11 million in HIF revenue (but not amounts related to tax effects) from Michigan and Utah during the third quarter of 2014.
Nevertheless, HIF not reimbursed by California, New Mexico and Texas, as well as tax effects not yet reimbursed by Michigan and Utah, reduced income from continuing operations before income taxes by approximately $6 million or $0.07 per diluted share, for the third quarter of 2014, and $37 million, or $0.49 per diluted share, for the nine months ended September 30, 2014 (per-share amounts for both periods on a GAAP and adjusted basis). While we remain guardedly optimistic that we will eventually secure reimbursement from all of our state partners, we no longer expect that all reimbursement will be secured prior to the close of 2014. Accordingly, we do not expect to recognize the full amount of revenue associated with reimbursement of the HIF payment during 2014.
The following table summarizes the status of HIF Medicaid revenue recognition for the nine months ended September 30, 2014:

	HIF Medicaid Revenue
	Recognized	Required Reimbursement through Sept. 30, 2014	Not Recognized
	(In millions)
Quarter 1	$16.6	$32.7	$16.1
Quarter 2	17.2	32.7	15.5
Quarter 3	27.0	32.7	5.7
Nine months ended September 30, 2014	$60.8	$98.1	$37.3
We have secured agreements allowing the recognition of approximately $20 million of HIF revenue in the fourth quarter of 2014. We have not yet secured agreements from the states of California, New Mexico, Texas, Michigan (tax effect not secured), and Utah (tax effect not secured). The total amount of HIF revenue for which agreements have not been secured is approximately $50 million for the full year of 2014.

Texas Health Plan Quality Revenue Update
Our non-recognition of a portion of the Texas health plan's quality revenue reduced income from continuing operations before income taxes by approximately $4 million, or $0.05 per diluted share, for the third quarter of 2014, and $18 million, or $0.23 per diluted share, for the nine months ended September 30, 2014 (per-share amounts for both periods on a GAAP and adjusted basis). Unless we receive clarification of the standards and full transparency on the calculations by which quality revenue is to be assessed by the state, we are unable to independently assess the Texas health plan's performance against those standards. As such, we are doubtful that we will be able to recognize the full amount of the Texas quality revenue in 2014.
The following table summarizes the status of Texas quality revenue recognition for the nine months ended September 30, 2014:

	Texas Quality Revenue
	Recognized	Available	Not Recognized
	(In millions)
Quarter 1	$2.6	$8.6	$6.0
Quarter 2	1.1	8.6	7.5
Quarter 3	4.6	8.8	4.2
Nine months ended September 30, 2014	$8.3	$26.0	$17.7
Washington Health Plan Settlement Update
As previously disclosed, we recorded a net decrease to premium revenue and income from continuing operations before income taxes of $11.2 million, or $0.14 per diluted share, in the third quarter of 2014 as a result of the settlements of three unrelated issues with the Washington Health Care Authority (HCA) that related to periods prior to 2014.
Income Tax Update
During the third quarter of 2014, the Internal Revenue Service (IRS) issued final regulations related to compensation deduction limitations applicable to certain health insurance issuers. Pursuant to these final regulations, we recognized a tax benefit during the third quarter of 2014 of approximately $7 million, or $0.15 per diluted share, for periods prior to the third quarter of 2014.

Full Year 2014 Update

We have previously disclosed issues relating to our inability to fully recognize HIF revenue and Texas quality revenue in 2014. These issues, along with medical care costs that are trending higher than we anticipated compared with our full-year estimate, and the impact of certain contractual provisions that limit our ability to retain profits, will adversely impact 2014 earnings. Accordingly, we now expect that our net income per diluted share, continuing operations, and adjusted net income per diluted share, continuing operations, may fall short of the low end of the ranges for those respective metrics as included in our previously issued 2014 guidance.
Results of Operations, Continuing Operations
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Health Plans Segment
Premium Revenue
Premium revenue for the third quarter of 2014 increased 46% over the third quarter of 2013, due to a 24% increase in member months, and an 18% increase in revenue per member per month (PMPM). Membership increased primarily as a result of members added through Medicaid expansion and the startup of our South Carolina health plan. PMPM revenue increased due to proportionally higher per-member revenue associated with Medicaid expansion members and an increase in the number of chronically ill members we serve through our Medicare-Medicaid Plans and state Medicaid programs for the aged, blind or disabled.

Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended September 30,
	2014			2013
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$1,469,765	$206.43	70.1%	$928,165	$161.39	67.1%
Pharmacy	337,150	47.35	16.1	237,073	41.22	17.1
Capitation	190,277	26.73	9.1	162,554	28.27	11.8
Direct delivery	24,863	3.49	1.1	9,612	1.67	0.7
Other	75,781	10.65	3.6	45,809	7.97	3.3
Total	$2,097,836	$294.65	100.0%	$1,383,213	$240.52	100.0%

Our consolidated medical care ratio increased to 90.6% in the third quarter of 2014, from 87.3% in the third quarter of 2013.
Individual Health Plan Analysis
California. Medical margin improved $39.3 million at the California health plan, when compared with the third quarter of 2013. This improvement was the result of higher enrollment—particularly as a result of 90,000 members added due to Medicaid expansion—and premium increases effective October 1, 2013 (2.5%), and July 1, 2014 (5.5%).
Florida. Although revenue increased nearly 60% in the third quarter of 2014 when compared to the third quarter of 2013, medical margin at the Florida health plan fell $5.2 million and the medical care ratio increased to 97.8% from 88.8% in the third quarter of 2013. Effective December 2013, the plan assumed risk for LTSS benefits for certain members. Although premium revenue for members receiving LTSS benefits is substantially higher than that earned for those receiving only medical benefits, the percentage margin for profit and administrative cost included in such premiums is much lower than for stand-alone medical benefits.
Additionally, as a result of the re-procurement undertaken by the Florida Agency for Health Care Administration (AHCA) as part of its Managed Medical Assistance program (MMA) starting in 2014, the Florida health plan transitioned many of its members to other health plans in the second quarter of 2014, and then added approximately 40,000 members in the third quarter of 2014, both from the addition of new service areas and through an acquisition. We customarily experience a short-term increase in the medical care ratio when we enroll new member populations. Therefore, while a portion of the higher medical care ratio we experienced in Florida during the third quarter of 2014 was related to reduced margins we expected as a result of the MMA program, we also believe that a portion of the higher medical care ratio is the result of the transition of new members into our Florida health plan. We believe the plan’s medical care ratio will therefore decline during 2015.
Illinois. The medical care ratio for the Illinois health plan was 82.1% in the third quarter of 2014. The Illinois health plan served its first member effective September 2013 and its first Medicaid expansion members in August 2014.
Michigan. Financial performance at the Michigan health plan declined in the third quarter of 2014, when compared with the third quarter of 2013, primarily due to comparatively higher medical care ratios for the Medicaid expansion (new in 2014) and Medicare programs. The medical care ratio of the Michigan health plan increased to 85.1% for the third quarter of 2014, from 82.1% for the third quarter of 2013. The Michigan health plan added its first Medicaid expansion members during the second quarter of 2014, with enrollment of approximately 33,000 members as of September 30, 2014.
New Mexico. Financial performance at the New Mexico health plan declined in the third quarter of 2014, when compared with the third quarter of 2013. The medical care ratio increased to 93.5% in the third quarter of 2014, from 85.6% in the third quarter of 2013, primarily the result of the addition of Medicaid behavioral health and LTSS benefits effective January 1, 2014 (which are reimbursed at a higher medical care ratio than traditional medical benefits), and a return to more typical medical cost levels overall in 2014. The New Mexico health plan added approximately 50,000 Medicaid expansion members in 2014; as well as approximately 60,000 new members in a business combination effective August 1, 2013.
Ohio. The medical care ratio of the Ohio health plan decreased slightly to 86.9% for the third quarter of 2014, from 87.3% for the third quarter of 2013. The Ohio health plan added its first meaningful number of Medicaid expansion members during the second quarter of 2014, with enrollment of approximately 51,000 members as of September 30, 2014.

South Carolina. The medical care ratio for the South Carolina health plan was 78.0% in the third quarter of 2014. The South Carolina health plan served its first members effective January 2014, with enrollment of 118,000 members as of September 30, 2014.
Texas. The medical care ratio of the Texas health plan increased slightly to 90.9% in the third quarter of 2014, from 89.6% in the third quarter of 2013 due to a decrease in quality revenue as described above and an increase in amounts returned to the state under a profit-sharing agreement. Removing quality revenue and profit-sharing adjustments would have resulted in a medical care ratio at the Texas health plan of approximately 88% for the third quarter of 2014 and 90% for the third quarter of 2013.
Utah. Financial performance at the Utah health plan declined in the third quarter of 2014, when compared with the third quarter of 2013, due to deteriorating margins for both Medicaid and Medicare products. The medical care ratio of the Utah health plan increased to 95.6% in the third quarter of 2014, from 78.7% in the third quarter of 2013. We believe that medical care ratios below 80% are not sustainable over time.
Washington. Financial performance at the Washington health plan declined in the third quarter of 2014, when compared with the third quarter of 2013. The medical care ratio of the Washington health plan increased to 97.6% in the third quarter of 2014, from 86.3% in the third quarter of 2013, primarily due to the high cost of medical services relative to revenue for members served under the state's program for aged, blind, or disabled members; and to the $11.2 million net settlement with the HCA, as described above and in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 15, "Commitments and Contingencies." Removing the net HCA settlement would have resulted in a medical care ratio of approximately 94% for the third quarter of 2014. The Washington health plan added approximately 89,000 Medicaid expansion members in 2014.
Wisconsin. Financial performance at the Wisconsin health plan declined in the third quarter of 2014, when compared with the third quarter of 2013. The medical care ratio of the Wisconsin health plan increased to 88.8% in the third quarter of 2014, from 69.8% in the third quarter of 2013. We believe that medical care ratios below 80% are not sustainable over time.

Operating Data
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended September 30, 2014
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,451	$384,147	$264.79	$327,389	$225.66	85.2%	$56,758
Florida	243	106,275	437.47	103,898	427.69	97.8	2,377
Illinois (3)	38	34,514	906.78	28,333	744.41	82.1	6,181
Michigan	727	208,873	287.15	177,680	244.27	85.1	31,193
New Mexico	652	284,058	435.67	265,697	407.51	93.5	18,361
Ohio	994	454,410	457.17	395,098	397.49	86.9	59,312
South Carolina	355	95,455	268.97	74,489	209.89	78.0	20,966
Texas	748	337,430	451.24	306,577	409.98	90.9	30,853
Utah	250	78,703	315.04	75,270	301.30	95.6	3,433
Washington	1,410	280,883	199.18	274,213	194.45	97.6	6,670
Wisconsin	252	42,933	170.40	38,107	151.25	88.8	4,826
Other (4)	—	9,078	—	31,085	—	—	(22,007)
	7,120	$2,316,759	$325.40	$2,097,836	$294.65	90.6%	$218,923

	Three Months Ended September 30, 2013
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,076	$184,235	$171.16	$166,774	$154.93	90.5%	$17,461
Florida	251	67,688	269.58	60,127	239.46	88.8	7,561
Illinois (3)	—	—	—	—	—	—	—
Michigan	641	174,706	272.65	143,498	223.95	82.1	31,208
New Mexico	435	130,318	299.19	111,599	256.21	85.6	18,719
Ohio	786	280,964	357.66	245,148	312.07	87.3	35,816
South Carolina	—	—	—	—	—	—	—
Texas	780	320,657	411.17	287,446	368.59	89.6	33,211
Utah	261	84,525	323.83	66,555	254.98	78.7	17,970
Washington	1,234	294,808	238.96	254,430	206.23	86.3	40,378
Wisconsin	287	39,676	138.36	27,694	96.58	69.8	11,982
Other (3)(4)	—	7,079	—	19,942	—	—	(12,863)
	5,751	$1,584,656	$275.55	$1,383,213	$240.52	87.3%	$201,443

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	The MCR represents medical costs as a percentage of premium revenue.

(3)	The Illinois health plan's results prior to October 1, 2013, were insignificant and reported in "Other."

(4)	"Other" medical care costs include primarily medically related administrative costs at the parent company, and direct delivery costs.

Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Service revenue before amortization	$53,286	$51,829
Amortization recorded as reduction of service revenue	(729)	(729)
Service revenue	52,557	51,100
Cost of service revenue	40,067	40,113
General and administrative costs	1,791	1,708
Amortization of customer relationship intangibles recorded as amortization	794	1,282
Operating income	$9,905	$7,997

Operating income for our Molina Medicaid Solutions segment increased $1.9 million in the third quarter of 2014, compared with the third quarter of 2013, primarily the result of increased revenues due to higher Medicaid transaction volumes.
Results of Operations, Continuing Operations
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Health Plans Segment
Premium Revenue
Premium revenue for the nine months ended September 30, 2014 increased 40% over the nine months ended September 30, 2013, due to a 21% increase in member months, and a 15% increase in revenue PMPM. The increase in member months was due to the addition of Medicaid expansion membership and the addition of Medicaid members at our South Carolina health plan, all effective January 1, 2014. Additionally, our New Mexico health plan added approximately 60,000 new members in a business combination effective August 1, 2013. PMPM revenue increased due to proportionally higher per member revenue associated with Medicaid expansion members and an increase in the number of chronically ill members we serve through our Medicare-Medicaid Plans and state Medicaid programs for the aged, blind, or disabled.
Medical Care Costs
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Nine Months Ended September 30,
	2014			2013
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$4,028,863	$198.61	70.0%	$2,674,785	$160.14	67.5%
Pharmacy	919,374	45.32	16.0	691,903	41.42	17.4
Capitation	536,533	26.45	9.3	441,287	26.42	11.1
Direct delivery	69,947	3.45	1.2	27,739	1.66	0.7
Other	199,076	9.81	3.5	130,120	7.79	3.3
Total	$5,753,793	$283.64	100.0%	$3,965,834	$237.43	100.0%

Our consolidated medical care ratio increased to 89.6% in the nine months ended September 30, 2014, from 86.5% in the nine months ended September 30, 2013.
Individual Health Plan Analysis
California. Medical margin improved $114.6 million at the California health plan, when compared with the nine months ended September 30, 2013. This improvement was the result of the following:

•	Higher enrollment, primarily as a result of Medicaid expansion;

•	Premium increases effective October 1, 2013 (2.5%), and July 1, 2014 (5.5%); and

•	Approximately $15 million benefit from recognition, in the second quarter of 2014, of certain premium revenue which related to the year ended December 31, 2013.
The California health plan served its first MMP members in 2014.
Florida. Although revenue increased over 65% for the nine months ended September 30, 2014 when compared to 2013, medical margin at the Florida health plan fell $3.6 million, and the medical care ratio increased to 92.8% from 86.0% in 2013. As noted above, the addition of members receiving LTSS benefits, and changes related to the state's transition to its MMA program reduced margins in 2014.
Illinois. The medical care ratio for the Illinois health plan was 91.8% in the nine months ended September 30, 2014. The plan served its first MMP members in 2014.
Michigan. The medical care ratio of the Michigan health plan decreased to 83.9% for the nine months ended September 30, 2014, from 84.9% for the nine months ended September 30, 2013.
New Mexico. Premium revenue at the New Mexico health plan increased 160% for the nine months ended September 30, 2014 compared to the same period in 2013. Premium revenue increased primarily as a result of the transfer of behavioral health and LTSS benefits to the health plan effective January 1, 2014, and significantly increased membership, as described above. Although medical margin improved in the nine months ended September 30, 2014, the medical care ratio increased to 90.4% from 84.3% for the nine months ended September 30, 2013. The higher medical care ratio was primarily the result of the addition of benefits as described above.
Ohio. The medical care ratio of the Ohio health plan increased to 85.7% for the nine months ended September 30, 2014, from 83.9% for the nine months ended September 30, 2013, primarily due to the increase in Medicaid expansion enrollment (which is incurring a medical care ratio in excess of the plan's traditional experience), and the initiation of the Ohio MMP.
South Carolina. The medical care ratio for the South Carolina health plan was 86.6% in the nine months ended September 30, 2014.
Texas. Financial performance at the Texas health plan declined in the nine months ended September 30, 2014, when compared with the nine months ended September 30, 2013, as described above. The medical care ratio of the Texas health plan increased to 91.7% in the nine months ended September 30, 2014, from 85.6% in the nine months ended September 30, 2013. Removing quality revenue and profit-sharing adjustments would have resulted in a medical care ratio at the Texas health plan of approximately 88% for the nine months ended September 30, 2014 and 86% for the nine months ended September 30, 2013.
Utah. The medical care ratio of the Utah health plan increased to 92.1% in the nine months ended September 30, 2014, from 81.5% in the nine months ended September 30, 2013, due to deteriorating margins for both Medicaid and Medicare products.
Washington. Financial performance at the Washington health plan declined in the nine months ended September 30, 2014, when compared with the nine months ended September 30, 2013. The medical care ratio of the Washington health plan increased to 93.2% in the nine months ended September 30, 2014, from 87.3% in the nine months ended September 30, 2013, primarily due to the high cost of medical services relative to revenue for members served under the state’s program for aged, blind, or disabled members; and to the net settlement with the HCA. Removing the net HCA settlement would have resulted in a medical care ratio of approximately 92% for the nine months ended September 30, 2014.
Wisconsin. The medical care ratio of the Wisconsin health plan increased to 84.5% in the nine months ended September 30, 2014, from 79.0% in the nine months ended September 30, 2013.

Operating Data
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Nine Months Ended September 30, 2014
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	4,040	$1,059,860	$262.34	$889,656	$220.21	83.9%	$170,204
Florida	742	312,864	421.80	290,224	391.28	92.8	22,640
Illinois (3)	69	68,948	998.03	63,299	916.26	91.8	5,649
Michigan	2,077	567,706	273.28	476,392	229.33	83.9	91,314
New Mexico	1,818	777,120	427.55	702,257	386.36	90.4	74,863
Ohio	2,615	1,061,335	405.81	909,142	347.62	85.7	152,193
South Carolina	1,109	287,928	259.69	249,437	224.97	86.6	38,491
Texas	2,239	978,492	437.00	897,434	400.80	91.7	81,058
Utah	745	233,931	314.13	215,564	289.47	92.1	18,367
Washington	4,050	941,303	232.40	877,418	216.63	93.2	63,885
Wisconsin	782	118,386	151.48	100,059	128.03	84.5	18,327
Other (4)	—	16,365	—	82,911	—	—	(66,546)
	20,286	$6,424,238	$316.69	$5,753,793	$283.64	89.6%	$670,445

	Nine Months Ended September 30, 2013
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	3,132	$552,950	$176.54	$497,314	$158.78	89.9%	$55,636
Florida	712	187,689	263.62	161,446	226.76	86.0	26,243
Illinois (3)	—	—	—	—	—	—	—
Michigan	1,941	508,748	262.14	432,105	222.65	84.9	76,643
New Mexico	984	298,767	303.59	252,001	256.07	84.3	46,766
Ohio	2,234	819,879	367.03	688,266	308.11	83.9	131,613
South Carolina	—	—	—	—	—	—	—
Texas	2,417	969,063	400.90	829,854	343.31	85.6	139,209
Utah	781	236,992	303.41	193,261	247.42	81.5	43,731
Washington	3,722	892,627	239.85	779,339	209.41	87.3	113,288
Wisconsin	780	104,540	134.04	82,543	105.84	79.0	21,997
Other (3)(4)	—	12,563	—	49,705	—	—	(37,142)
	16,703	$4,583,818	$274.43	$3,965,834	$237.43	86.5%	$617,984

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	The MCR represents medical costs as a percentage of premium revenue.

(3)	The Illinois health plan's results prior to October 1, 2013, were insignificant and reported in "Other."

(4)	"Other" medical care costs include primarily medically related administrative costs at the parent company, and direct delivery costs.

Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Service revenue before amortization	$158,605	$152,714
Amortization recorded as reduction of service revenue	(2,186)	(2,186)
Service revenue	156,419	150,528
Cost of service revenue	117,831	119,188
General and administrative costs	5,432	6,849
Amortization of customer relationship intangibles recorded as amortization	2,562	3,846
Operating income	$30,594	$20,645

Operating income for our Molina Medicaid Solutions segment increased $9.9 million in the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013, primarily the result of increased revenues due to higher Medicaid transaction volumes and lower general and administrative costs overall.
Consolidated Expenses
General and Administrative Expenses
General and administrative expenses decreased to 7.2% of total revenue for the third quarter of 2014, compared with 10.4% of total revenue for the third quarter of 2013. General and administrative expenses decreased to 8.2% of total revenue for the nine months ended September 30, 2014, compared with 9.8% of total revenue for the nine months ended September 30, 2013. The declines in the ratio of general and administrative expenses relative to total revenue for both periods in 2014 was primarily the result of improved leverage of fixed administrative expenses over higher total revenue.
Premium Tax Expense
Premium tax expense was 3.4% of premium revenue plus premium tax revenue in the third quarter of 2014, compared with 2.7% in the third quarter of 2013 and 3.1% of premium revenue plus premium tax revenue in the nine months ended September 30, 2014, compared with 2.7% in the nine months ended September 30, 2013. In June 2014, the state of Michigan instituted a 6% use tax on medical premiums. The state has agreed to fund this tax through rate increases; as a result, we recorded approximately $11 million and $20 million in additional premium revenue in the three and nine months ended September 30, 2014, respectively, as well as a corresponding premium tax payable.
Health Insurer Fee Revenue and Expenses
Refer to "Liquidity and Capital Resources—Financial Condition" below, for a comprehensive discussion of the HIF.

Depreciation and Amortization
 The following tables present all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of service revenue, or as cost of service revenue.

	Three Months Ended September 30,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$19,910	0.8%	$14,237	0.8%
Amortization of intangible assets, continuing operations	4,332	0.2	4,634	0.3
Depreciation and amortization, continuing operations	24,242	1.0	18,871	1.1
Amortization recorded as reduction of service revenue	729	—	729	—
Amortization recorded as cost of service revenue	8,839	0.4	4,528	0.3
Depreciation and amortization reported in the consolidated statements of cash flows	$33,810	1.4%	$24,128	1.4%

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$54,582	0.8%	$39,578	0.8%
Amortization of intangible assets, continuing operations	13,253	0.2	12,871	0.3
Depreciation and amortization, continuing operations	67,835	1.0	52,449	1.1
Depreciation and amortization, discontinued operations	—	—	2	—
Amortization recorded as reduction of service revenue	2,186	—	2,186	—
Amortization recorded as cost of service revenue	29,443	0.4	13,398	0.3
Depreciation and amortization reported in the consolidated statements of cash flows	$99,464	1.4%	$68,035	1.4%
Interest Expense
Interest expense increased to $14.4 million for the third quarter of 2014, from $13.5 million for the third quarter of 2013. Interest expense increased to $42.2 million for the nine months ended September 30, 2014, from $38.2 million for the nine months ended September 30, 2013 primarily due to lease financing transactions in the second quarter of 2013. Interest expense includes non-cash interest expense relating to the amortization of the discount on our long-term debt obligations, which amounted to $6.7 million and $6.4 million for the three months ended September 30, 2014, and 2013, respectively and $20.2 million and $16.1 million for the nine months ended September 30, 2014 and 2013, respectively.
Income Taxes
The provision for income taxes in continuing operations was recorded at an effective rate of 34.4% for the third quarter of 2014, compared with 33.9% for the third quarter of 2013, and 46.4% for the nine months ended September 30, 2014 compared with 44.8% for the nine months ended September 30, 2013.

During the third quarter of 2014, the Internal Revenue Service (IRS) issued final regulations related to compensation deduction limitations applicable to certain health insurance issuers. Pursuant to these final regulations, we recognized a tax benefit during the third quarter of 2014 of approximately $7 million, or $0.15 per diluted share, for periods prior to the third quarter of 2014.

Liquidity and Capital Resources
Introduction
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue in advance of the payment of claims for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of five years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be two years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of September 30, 2014, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income was $5.6 million for the nine months ended September 30, 2014, compared with $4.9 million for the nine months ended September 30, 2013. Our annualized portfolio yield for the nine months ended September 30, 2014 and 2013 was 0.4%.
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
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Nine Months Ended September 30,
	2014	2013	Change
	(In thousands)
Net cash provided by operating activities	$841,198	$111,744	$729,454
Net cash used in investing activities	(261,280)	(541,416)	280,136
Net cash provided by financing activities	82,783	490,458	(407,675)
Net increase in cash and cash equivalents	$662,701	$60,786	$601,915
Operating Activities. Cash provided by operating activities increased $729.5 million year over year, primarily due to the change in medical claims and benefits payable, which increased $315.9 million in connection with our membership growth in the nine months ended September 30, 2014, as described above in "Results of Operations." Additionally, accrued liabilities increased $293.4 million due to a significant increase in amounts accrued for medical cost floor contract provisions, primarily at our Washington health plan. Finally, deferred revenue increased $86.1 million primarily due to the advanced receipt of premiums at our Washington health plan. Both accrued liabilities and deferred revenue had much less significant comparable activity in 2013.
Investing Activities. Cash used in investing activities in the nine months ended September 30, 2014 decreased to $261.3 million, from $541.4 million in the same period of 2013. The year-over-year decrease was primarily due to significant purchases of investments, net of sales and maturities, amounting to $400.2 million in the nine months ended September 30, 2013. Such significant purchases of investments were a result of the investment of proceeds from the issuance of our 1.125% Notes in February 2013.
Financing Activities. Cash provided by financing activities in the nine months ended September 30, 2014 related primarily to $123.4 million net proceeds we received from our offering of 1.625% Notes in the third quarter of 2014, partially offset by the settlement of $50.3 million of contingent consideration liabilities relating to our 2013 South Carolina health plan acquisition in the first half of 2014. Financing activities generated net cash of $490.5 million in the nine months ended September 30, 2013, primarily due to the issuance of the 1.125% Notes and related financing transactions in February 2013.
Financial Condition
On a consolidated basis, at September 30, 2014, we had working capital of $1,051.4 million compared with $745.7 million at December 31, 2013. At September 30, 2014, and December 31, 2013, we had cash and investments, including restricted investments, of $2,541.3 million, and $1,712.9 million, respectively. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
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
However, because Medicaid is a government–funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Additionally, when states reimburse us for the amount of the HIF, that reimbursement will itself be subject to income tax, the HIF, and applicable state premium taxes. Our 2014 HIF assessment amounted to $88.6 million, which was paid in September 2014. Because this amount is not deductible for income tax purposes, our net income is reduced by the full amount of the assessment. As indicated in the table below, states will need to pay us an incremental amount of approximately $131 million during 2014 to account for the HIF and the absence of its tax deductibility.
We have not yet secured agreements from the states of California, New Mexico, Texas, Michigan (tax effect not secured), and Utah (tax effect not secured). The total amount of HIF revenue for which agreements have not been secured is approximately $50 million for the full year of 2014.
We continue to work with our state partners to obtain reimbursement for the full economic impact of the excise tax. If we are unable to obtain either premium increases or direct reimbursements to offset the impact of the tax on a fully grossed up basis, our business, financial condition, cash flows or results of operations could be materially adversely affected.
The following table provides the details of our HIF revenue reimbursement by health plan to date in 2014 (in thousands):

	Three Months Ended			Nine Months Ended Sept. 30, 2014	Required ACA HIF Reimbursement through Dec. 31, 2014
	March 31, 2014	June 30, 2014	Sept. 30, 2014
	Gross (1)
California	$—	$—	$—	$—	$11,616
Florida	1,416	1,473	1,487	4,376	5,835
Illinois	40	42	40	122	162
Michigan	—	—	8,011	8,011	17,471
New Mexico	—	—	—	—	11,322
Ohio	7,791	8,117	6,912	22,820	30,426
Texas	—	—	—	—	18,518
Utah	—	—	3,000	3,000	5,332
Washington	6,229	6,489	6,217	18,935	25,246
Wisconsin	1,080	1,126	1,372	3,578	4,771
Medicaid	16,556	17,247	27,039	60,842	130,699
Medicare	2,892	3,199	3,068	9,159	12,212
	$19,448	$20,446	$30,107	$70,001	$142,911
_____________

(1)	Amounts in the table include the full economic impact of the excise tax including premium tax and the income tax effect.

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
Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2013, was disclosed in our 2013 Annual Report on Form 10-K. We have experienced significant changes in certain categories of contractual obligations since that date. Therefore, in the table below, we present our contractual obligations as of September 30, 2014. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	Total	2014	2015-2016	2017-2018	2019 and Beyond
Significant changes from December 31, 2013: (1)
Medical claims and benefits payable (2)	$1,123,846	$1,123,846	$—	$—	$—
Principal amount of convertible senior notes (3)	862,000	10,449	—	—	851,551
Amounts due under various contractual provisions (4)	297,083	297,083	—	—	—
Interest (coupon) on long-term debt (3)	179,176	2,772	22,175	22,175	132,054
Contingent consideration liability (5)	1,500	1,500	—	—	—

No significant changes from December 31, 2013: (6)
Lease financing obligations	392,021	11,065	23,136	24,545	333,275
Operating leases	109,038	29,117	39,086	27,266	13,569
Lease financing obligations - related party	84,974	3,330	14,018	15,088	52,538
Purchase commitments	27,522	21,548	5,974	—	—
Total contractual obligations	$3,077,160	$1,500,710	$104,389	$89,074	$1,382,987

(1)	These categories of contractual obligations have changed significantly since December 31, 2013. The amounts presented represent the remaining obligation for 2014 as of September 30, 2014.

(2)
Increase due to significantly increased membership in 2014, as described further in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 10, "Medical Claims and Benefits Payable," and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
Increases due to our third quarter 2014 issuance of 1.625% Convertible Senior Notes due 2044 (1.625% Notes), including an exchange transaction, as described in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 11, "Long-Term Debt." The 1.625% Notes have a contractual maturity date in 2044; however, on specified dates beginning in 2018, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes.

(4)
Represents amounts due under various contractual provisions that may adjust or limit revenue or profit, as discussed in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies." The increase is primarily driven by contractual provisions relating to the Medicaid expansion program, which began to phase in effective January 1, 2014.

(5)	Decrease due to settlement of contingent consideration liabilities during 2014 as described in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 4, "Business Combinations."

(6)	Amounts presented reflect the amounts reported in our 2013 Annual Report on Form 10-K because there have been no significant changes since that date.
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

•
Health Plans segment contractual provisions that may adjust or limit revenue or profit. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the third quarter of 2014 in connection with such contractual provisions.

•
Health Plans segment quality incentives. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the third quarter of 2014 in connection with such quality incentives.

•	Molina Medicaid Solutions segment revenue and cost recognition.
There have been no significant changes during the nine months ended September 30, 2014, to the items that we disclosed as our critical accounting estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
A description of our legal proceedings is included in and incorporated by reference to Note 15 of the Notes to the Consolidated Financial Statements contained in Part I, Item 1 of this report.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2014 was as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 - July 31	276	$46.10	—	$47,338,505
August 1 - August 31	2,108	$41.19	—	$47,338,505
September 1 - September 30	897	$47.84	—	$47,338,505
Total	3,281	$43.42	—

(a)
During the three months ended September 30, 2014, we withheld 3,281 shares of common stock under our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan to settle our employees' income tax obligations.

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

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 30, 2014	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	October 30, 2014	/s/ JOHN C. MOLINA, J.D.
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