Form 10-K
period 2014-12-31
MOLINA HEALTHCARE INC
filed 2015-02-26
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of our most recently completed second fiscal quarter, was approximately $1,338.4 million (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2014).
As of February 20, 2015, approximately 49,873,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 6, 2015, are incorporated by reference into Part III of this Form 10-K.

Molina Healthcare, Inc.
Form 10-K
For the Year Ended December 31, 2014

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Many of the forward-looking statements are located under the headings "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors." Each of the terms "Company," "Molina Healthcare," "we," "our," and "us," as used herein refers collectively to Molina Healthcare, Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I
Item 1: Business
OVERVIEW
Molina Healthcare, Inc. provides quality health care to those receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program.
As of December 31, 2014, our health plans served over 2.6 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Dr. C. David Molina founded our company in 1980 as a provider organization serving the Medicaid population in Southern California. Today, we remain a provider-focused company led by his son, Dr. J. Mario Molina.
Significant Accomplishments in 2014
Our mission is to provide quality health care to those receiving government assistance. Our goal is to achieve this mission while improving our financial strength. Our significant operational, financial and strategic accomplishments supporting this goal during 2014 included:

•	Expanding existing markets. Our Health Plans segment enrollment has grown approximately 36% since December 31, 2013, primarily a result of:

◦
Our 2014 growth initiatives associated with the Affordable Care Act (ACA). Since the inception of these programs in January 2014 through the end of fiscal 2014, we have added approximately 385,000 Medicaid expansion members, 18,000 integrated Medicare-Medicaid Plan (MMP) members, and 15,000 Marketplace members;

◦	The inception and growth of operations at our newer health plans in South Carolina and Illinois, adding over 200,000 members in the aggregate in fiscal 2014; and

◦	Acquisition of two Medicaid contracts in Florida, which added approximately 73,000 new members in fiscal 2014.

•
Entering new strategic markets. In 2014, we were awarded a managed care contract in the Commonwealth of Puerto Rico that is expected to enroll its first members April 1, 2015. Total enrollment is expected to be approximately 350,000 new members, with anticipated annualized revenue of $750 million.

•
Funding future growth. Debt financing transactions generated net cash of approximately $123 million; such transactions both extended the maturity date and lowered the rate of our convertible senior notes previously due in 2014.

Our Structure
We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment. We derive our revenues primarily from health insurance premiums and service revenues. Refer to Part II, Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies," and Note 21, "Segment Information," for revenue information by state health plan, and segment revenue, profit and total asset information, respectively.

The Health Plans segment consists of operational health plans in 11 states and our direct delivery business. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the management of a hospital in southern California under a management services agreement, and the operation of primary care clinics in several states in which we operate health plans. Our Health Plans segment operates in a highly regulated environment, with stringent minimum capitalization requirements that limit the ability of our health plan subsidiaries to pay dividends to us.
Our Molina Medicaid Solutions segment provides design, development, implementation (DDI), and business process outsourcing (BPO) solutions to state governments for their Medicaid management information systems (MMIS). MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. Molina Medicaid Solutions currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia; the U.S. Virgin Islands; and a contract to provide pharmacy rebate administration services for the Florida Medicaid program. We added the Molina Medicaid Solutions segment to our business in 2010 to expand our product offerings to include support of state Medicaid agency administrative needs, reduce the variability in our earnings resulting from fluctuations in medical care costs, improve our operating profit margin percentages, and improve our cash flow by adding a business for which there are no restrictions on dividend payments.
Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly. Additionally, our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, cash flows, or results of operations.
Health Care Reform
The ACA has made broad-based changes to the U.S. health care system that have significantly affected the U.S. economy and our business. We expect the ACA to continue to significantly impact our business operations and financial results, including our medical care ratios.
Key components of the legislation will continue to be phased in over the next several years, with the most significant changes having occurred at the start of 2014, including the implementation of the Medicaid expansion (in electing states) and Marketplace programs, Medicare and Marketplace minimum medical loss ratios (MLRs), and new industry-wide fees, assessments, and taxes. We have dedicated material resources and have incurred material expenses in implementing and complying with the ACA, and we will continue to do so. As a result of the novelty and extremely broad scale of all of the programmatic changes effected by the ACA, many of the business and market impacts of the ACA will not be known for several years. Further, given the inherent difficulty of foreseeing how individuals will respond to the choices afforded to them by the ACA, we cannot predict the full effect the ACA will have on us.
Our Strategic Growth Initiatives
Our mission is to provide quality health care to those receiving government assistance. This mission drives our strategic growth and growth-related initiatives as follows:
Enter New Programs Within Existing Markets

•
Medicaid Expansion. In the states that have elected to participate, the ACA provides for the expansion of the Medicaid program to offer eligibility to nearly all low-income people under age 65 with incomes at or below 138% of the federal poverty line. Medicaid expansion membership phased in beginning January 1, 2014. Since that date, our health plans in California, Illinois, Michigan, New Mexico, Ohio, and Washington have begun participating in Medicaid expansion. At December 31, 2014, our membership included approximately 385,000 Medicaid expansion members, or 15% of total membership.

•
Health Insurance Marketplace. The ACA authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase health insurance that is federally subsidized, effective January 1, 2014. We participate in the Marketplace in all of the states in which we operate, except Illinois and South Carolina. At December 31, 2014, we had approximately 15,000 Marketplace members.

•
Medicare-Medicaid Plans. Policymakers at the federal and state levels are increasingly focused on the design and implementation of programs that improve the coordination of care for those who qualify to receive both Medicare and Medicaid services (the "dual eligible"), and to deliver services to the dual eligible in a more financially efficient manner. As a result of these efforts, 15 states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). Our MMPs in California, Illinois, and Ohio offered coverage beginning in 2014, and we expect to begin offering MMP coverage in South Carolina and Texas in the first quarter of 2015, and in Michigan in the second quarter of 2015.

•
Direct Delivery. Growth and aging of the U.S. population foreshadows an increasing shortage of physicians over the next 15 years. Health care reform is expected to worsen this shortage. We believe the shortage will be felt most acutely among already under-served populations, such as the financially vulnerable families and individuals we serve. While we have no plans to become an organization that fully integrates primary care delivery with our health plans, by leveraging our direct delivery capability on a selective basis we can improve access for our plan members in areas that are most under-served by primary care providers. We operate primary care clinics in the states of California, Florida, New Mexico, Utah, Virginia and Washington. In addition, we perform certain medical and administrative management services for a hospital in Long Beach, California, including the assumption of financial benefit and risk for a number of acute care beds at the hospital. We believe that this arrangement improves hospital access for our members in the Long Beach, California area, and enhances our overall direct delivery strategy. We may incur losses while we seek to modify various business operations and patient behaviors under the management services agreement.

Enter New Strategic Markets
We plan to continue to enter new markets through both acquisitions and by building our own start-up operations. We intend to focus our expansion in markets with competitive provider communities, supportive regulatory environments, significant size, and, where practicable, mandated Medicaid managed care enrollment. As described above, in December 2014 we entered into a Medicaid contract with the Puerto Rico Health Insurance Administration. The operational start date for the program is expected to be April 1, 2015.
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
Leverage Operational Efficiencies
We intend to leverage the operational efficiencies created by our centralized administrative infrastructure and flexible information systems to earn higher margins on future revenues. We believe our administrative infrastructure has significant expansion capacity, allowing us to integrate new members from expansion within existing markets and enter new markets at lower incremental cost. For example, our general and administrative expenses as a percentage of revenue (the general and administrative expense ratio) declined to 7.9% for the year ended December 31, 2014, compared with 10.1% for the year ended December 31, 2013.

OUR INDUSTRY
Medicaid
Medicaid was established in 1965 under the U.S. Social Security Act to provide health care and long-term care services and support to low-income Americans. Although jointly funded by federal and state governments, Medicaid is a state-operated and state-implemented program. Subject to federal laws and regulations, states have significant flexibility to structure their own programs in terms of eligibility, benefits, delivery of services, and provider payments. As a result, there are 56 separate Medicaid programs—one for each U.S. state, each U.S. territory, and the District of Columbia.
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
The most common state-administered Medicaid program is the Temporary Assistance for Needy Families program (TANF), which covers primarily low-income mothers and children. In states that have elected to participate, Medicaid expansion provides eligibility to nearly all low-income people under age 65 with incomes at or below 138% of the federal poverty line. Another common state-administered Medicaid program is for aged, blind or disabled (ABD) Medicaid beneficiaries, which covers low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries represent a growing portion of all Medicaid recipients, and typically use more services because of their critical health issues. Additionally, the Children's Health Insurance Program (CHIP) is a joint federal and state matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage. States have the option of administering CHIP through their Medicaid programs. As of December 31, 2014, approximately 70% of our members were TANF beneficiaries, 15% were Medicaid expansion beneficiaries, 12% were ABD beneficiaries, 2% were Medicare beneficiaries, and 1% were integrated MMP and Marketplace beneficiaries combined. For the year ended December 31, 2014, approximately 54% of our premium revenue was from TANF and Medicaid expansion membership combined; 36% was from ABD membership, 7% was from Medicare membership, 2% was from MMP integrated membership, and 1% was from Marketplace membership.
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
Medicare
Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons a variety of hospital, medical insurance, and prescription drug benefits. Medicare is funded by Congress, and administered by the Centers for Medicare and Medicaid Services (CMS). Medicare beneficiaries may enroll in a Medicare Advantage plan, under which managed care plans contract with CMS to provide benefits that are comparable to original Medicare. Such benefits are provided in exchange for a fixed per-member per-month (PMPM) premium payment that varies based on the county in which a member resides, the demographics of the member, and the member’s health condition.
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
Competition
The Medicaid managed care industry is fragmented, and the competitive landscape is subject to ongoing changes as a result of health care reform, business consolidations and new strategic alliances. We compete with a large number of national, regional, and local Medicaid service providers, principally on the basis of size, location, quality of provider network, quality of service, and reputation. Our primary competitors in the Medicaid managed care industry include Centene Corporation, WellCare Health Plans, Inc., UnitedHealth Group Incorporated, Anthem, Inc., and Aetna Inc. Competition can vary considerably from state to state. Below is a general description of our principal competitors for state contracts, members, and providers:

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
Recognition for Quality of Care. The National Committee for Quality Assurance (NCQA) has accredited nine of our 11 Medicaid managed care plans. We believe that these objective measures of the quality of the services that we provide will become increasingly important to state Medicaid agencies.
Experience and Expertise. Since the founding of our company in 1980 to serve the Medicaid population in southern California through a small network of primary care clinics, we have increased our membership to 2.6 million members as of December 31, 2014, expanded our Health Plans segment to 11 states, and added our Molina Medicaid Solutions segment. Our experience over more than 30 years has allowed us to develop strong relationships with the constituents we serve, establish significant expertise as a government contractor, and develop sophisticated disease management, care coordination and health education programs that address the particular health care needs of our members. We also benefit from a thorough understanding of the cultural and linguistic needs of Medicaid populations.
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
Medicare. Under Medicare Advantage, managed care plans contract with CMS to provide benefits in exchange for a fixed PMPM premium payment that varies based on the county in which a member resides, and adjusted for demographic and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed PMPM premium payment.
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
Marketplace. For our Marketplace plans, we develop premium rates during early spring of any given year to take effect on January 1st of the following year. We develop our premium rates based on our estimates of projected member utilization, medical unit costs, and administrative costs, with the intent of realizing a target pretax percentage profit margin. In setting premium rates for our Marketplace plans, we also take into account the competitive environment on a region–by–region basis. Our actuaries certify the actuarial soundness of Marketplace premiums in the rate filings submitted to the various state and federal authorities for approval.
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
Case and Health Management. We seek to encourage quality, cost-effective care through a variety of case and health management programs, including disease management programs, educational programs, and pharmacy management programs such as the following:

•
Disease Management Programs. We develop specialized disease management programs that address the particular health care needs of our members. "motherhood matters!sm" is a comprehensive program designed to improve pregnancy outcomes and enhance member satisfaction. "breathe with ease!" is a multi-disciplinary disease management program that provides health education resources and case management services to assist physicians caring for asthmatic members between the ages of three and 15. "Healthy Living with Diabetes" is a diabetes disease management program. "Heart Healthy Living" is a cardiovascular disease management program for members who have suffered from congestive heart failure, angina, heart attack, or high blood pressure.

•
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

•
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
To operate a health plan in a given state, we must apply for and obtain a certificate of authority or license from that state. We are regulated by the state agency with responsibility for the oversight of HMOs which, in most cases, is the state department of insurance. In California, however, the agency with responsibility for the oversight of HMOs is the Department of Managed Health Care. Licensing requirements are the same for us as they are for health plans serving commercial or Medicare members. For example, we must demonstrate that:

•	Our provider network is adequate;

•	Our quality and utilization management processes comply with state requirements;

•	We have adequate procedures in place for responding to member and provider complaints and grievances;

•	We can meet requirements for the timely processing of provider claims;

•	We can collect and analyze the information needed to manage our quality improvement activities;

•	We have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs;

•	We have the systems required to process enrollment information, to report on care and services provided, and to process claims for payment in a timely fashion; and

•	We have the financial resources needed to protect the state, our providers, and our members against the insolvency of one of our health plans.
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

Most of these contracts contain renewal options that are exercisable by the state. Our health plan subsidiaries have generally been successful in obtaining the renewal of their contracts in each state prior to the actual expiration of their contracts. Our state contracts are generally at greatest risk of loss when a state issues a new request for proposals (RFP), subject to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. For instance, in early 2012 our Missouri health plan was notified that it was not awarded a new contract under that state’s RFP, and therefore its contract expired in that year.
Medicare. Under annually renewable contracts with CMS, our state health plans offer Medicare Advantage special needs plans which include a mandatory Part D prescription drug benefit. Molina Medicare Options Plus, our trade name for these plans, serves beneficiaries who are dually eligible for both Medicare and Medicaid, such as low-income seniors and people with disabilities. We believe offering these Medicare plans is consistent with our historical mission of serving low-income and medically under-served families and individuals. We employ sales personnel, and engage independent brokers, agents and consultants to enroll new Molina Medicare Options Plus members. None of our health plans operates a Medicare Advantage private fee-for-service plan.
Total enrollment in our Medicare Advantage plans as of December 31, 2014 was approximately 49,000 members. For the year ended December 31, 2014, Medicare premium revenues in the aggregate represented approximately 7% of our total premium revenues.
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
Health Insurer Fee (HIF). One notable provision of the ACA is an excise tax or annual fee that applies to most health plans, including commercial health plans and Medicaid managed care plans like Molina Healthcare. While characterized as a "fee" in the text of the ACA, the intent of Congress was to impose a broad-based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums.
However, because Medicaid is a government funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Additionally, when states reimburse us for the amount of the HIF, that reimbursement is itself subject to income tax, the HIF, and applicable state premium taxes. Because the HIF is not deductible for income tax purposes, our net income is reduced by the full amount of the assessment. We expect our 2015 HIF assessment related to our Medicaid business to be approximately $143 million, with an expected tax effect from the reimbursement of the assessment of approximately $88 million. Therefore, the total reimbursement needed as a result of the Medicaid-related HIF is approximately $231 million.

For further discussion of the risks and uncertainties relating to this excise tax, refer to Part II, Item 7 of this Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the subheading "Liquidity and Capital Resources—Financial Condition."
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
The Health Information Technology for Economic and Clinical Health Act (HITECH Act), a part of the American Recovery and Reinvestment Act of 2009, or ARRA, modified certain provisions of HIPAA by, among other things, extending the privacy and security provisions to business associates, mandating new regulations around electronic medical records, expanding enforcement mechanisms, allowing the state Attorneys General to bring enforcement actions, and increasing penalties for violations. As required by ARRA, the Secretary of HHS has promulgated regulations implementing various provisions of the HITECH Act. The Final Omnibus Rule promulgated by HHS in January 2013, included the Final Breach Notification Rule as well as provisions that apply the HIPAA regulatory scheme to business associates. We anticipate that HHS will promulgate additional rules under the HITECH Act to implement provisions of the statute which were not addressed in the Final Omnibus Rule. The various requirements of the HITECH Act and the Final Omnibus Rule have different compliance dates, and in some cases, the applicable compliance date may depend on the publication of additional rules or guidance by HHS. With respect to those requirements whose compliance dates have passed, we believe that we are in compliance with such provisions. With respect to additional requirements that may be issued in the future by HHS, it is our intention to implement any such new requirements on or before the applicable compliance dates.
Fraud and Abuse Laws. Our operations are subject to various state and federal health care laws commonly referred to as "fraud and abuse" laws. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. These fraud and abuse laws include the federal False Claims Act which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. If an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties up to fifty thousand dollars for each separate false claim. Suits filed under the Federal False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals (known as "relators" or, more commonly, as "whistleblowers") may share in any amounts paid by the entity to the government in fines or settlement. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicaid, Medicare or other state or Federal health care programs as a result of an investigation arising out of such action. In addition, the Deficit Reduction Act of 2005 (DRA) encourages states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators.

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

OTHER INFORMATION
Intellectual Property
We have registered and maintain various service marks, trademarks and trade names that we use in our businesses, including marks and names incorporating the "Molina" or "Molina Healthcare" phrase, and from time to time we apply for additional registrations of such marks. We utilize these and other marks and names in connection with the marketing and identification of products and services. We believe such marks and names are valuable and material to our marketing efforts.
Employees
As of December 31, 2014, we had approximately 10,500 employees. Our employee base is multicultural and reflects the diverse membership we serve. We believe we have good relations with our employees. None of our employees is represented by a union.
Available Information
We are organized as a C corporation under Delaware law. Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666.
You can access our website at www.molinahealthcare.com to learn more about our Company. From that site, you can download and print copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, along with amendments to those reports. You can also download our Corporate Governance Guidelines, Board of Directors committee charters, and Code of Business Conduct and Ethics. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the SEC. We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: Molina Healthcare, Inc., 200 Oceangate, Suite 100, Long Beach, California 90802, Attn: Investor Relations. Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.
Executive Officers of the Registrant
The following sets forth certain information regarding our executive officers, including the business experience of each executive officer during the past five years:

Name	Age	Position
J. Mario Molina, M.D.	56	President and Chief Executive Officer
John C. Molina, J.D.	50	Chief Financial Officer
Terry P. Bayer	64	Chief Operating Officer
Joseph W. White	56	Chief Accounting Officer
Jeff D. Barlow	52	Chief Legal Officer and Corporate Secretary

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

Item 1A:  Risk Factors
RISK FACTORS
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This Annual Report on Form 10-K and the documents we incorporate by reference in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Other than statements of historical fact, all statements that we include in this report and in the documents we incorporate by reference may be deemed to be forward-looking statements for purposes of the Securities Act and the Exchange Act. Such forward-looking statements may be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "guidance," "intends," "may," "outlook," "plans," "projects," "seeks," "will," or similar words or expressions.
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
In March 2010, President Obama signed both the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the Affordable Care Act, or ACA). The ACA enacts comprehensive changes to the United States health care system, elements of which will be phased in at various stages over the next several years. However, the most significant changes effected by the ACA were implemented as of January 1, 2014. There are a multitude of risks associated with the scope of change in the health care system represented by the ACA, including, but not limited to, the following:

•
Risks associated with the health care federal excise tax. One notable provision of the ACA is an excise tax or annual fee that applies to most health plans, including commercial health plans and Medicaid managed care plans like Molina Healthcare. While characterized as a "fee" in the text of the ACA, the intent of Congress was to impose a broad-based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Additionally, when states reimburse us for the amount of the HIF, that reimbursement is itself subject to income tax, the HIF, and applicable state premium taxes. Because the HIF is not deductible for income tax purposes, our net income is reduced by the full amount of the assessment. The state of California has not formally committed to reimburse us for either the HIF itself, or the related tax effects. The states of Michigan and Utah have reimbursed us for the HIF, but have not formally committed to reimbursement for the related tax effect. The total amount of HIF revenue for which agreements were not secured (and revenue was not recognized) amounted to approximately $20 million for fiscal 2014. We expect to collect and recognize this revenue related to 2014 in 2015. We further expect to recognize revenue in 2015 sufficient to reimburse us for the full amount of the HIF we will pay (along with related tax effects) in September of 2015. We expect our 2015 HIF assessment related to our Medicaid business to be approximately $143 million, with an expected tax effect from the reimbursement of the assessment of approximately $88 million. Therefore, the total reimbursement needed as a result of the Medicaid-related HIF is approximately $231 million. The failure of our state partners to reimburse us in full for the HIF and its related tax effects could have a material adverse effect on our business, financial condition, cash flows or results of operations.

•
Risks associated with the duals expansion. Nine million low-income elderly and disabled people are covered under both the Medicare and Medicaid programs. These beneficiaries are more likely than other Medicare beneficiaries to be frail, live with multiple chronic conditions, and have functional and cognitive impairments. Medicare is their primary source of health insurance coverage, as it is for the nearly 50 million elderly and under-65 disabled beneficiaries in 2012. Medicaid supplements Medicare by paying for services not covered by Medicare, such as dental care and long-term care services and support, and by helping to cover Medicare’s premiums and cost-sharing requirements. Together, these two programs help to shield very low-income Medicare beneficiaries from potentially unaffordable out-of-pocket medical and long-term care costs. Policymakers at the federal and state levels are increasingly focused on the design and implementation of programs that improve the coordination of care for those who qualify to receive both Medicare and Medicaid services (the "dual eligible"), and to deliver services to the dual eligible in a more financially efficient manner. As a result of these efforts, 15 states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). Our MMPs in California, Illinois, and Ohio offered coverage beginning in 2014, and we expect to begin offering MMP coverage in South Carolina and Texas in the first quarter of 2015, and in Michigan in the second quarter of 2015.

There are numerous risks associated with the initial implementation of a new program, with a health plan’s expansion into a new service area, and with the provision of medical services to a new population which has not previously been in managed care. One such risk is the development of actuarially sound rates. Because there is limited historical information on which to develop rates, certain assumptions are required to be made which may subsequently prove to have been inaccurate. Rates of utilization could be significantly higher than had been projected, or the assumptions of policymakers about the amount of savings that could be achieved through the use of utilization management in managed care could be flawed. Moreover, because of our lack of actuarial experience for that program, region, or population, our reserve levels may be set at an inadequate level. For instance, these problems arose at our Texas health plan in the second quarter of 2012, leading to extremely elevated medical care costs and substantial losses at the health plan. All of these risks are present in the implementation of the duals demonstration programs. In the event these risks materialize at one or more of our health plans, the negative results of the health plan or plans could adversely affect our business, financial condition, cash flows, or results of operations.

•
Risks associated with Medicaid expansion. In the states that have elected to participate, the ACA provides for the expansion of the Medicaid program to offer eligibility to nearly all low-income people under age 65 with incomes at or below 138% of the federal poverty line. Medicaid expansion membership phased in beginning January 1, 2014. Since that date, our health plans in California, Illinois, Michigan, New Mexico, Ohio, and Washington have begun participating in Medicaid expansion. At December 31, 2014, our membership included approximately 385,000 Medicaid expansion members, or 15% of total membership. The new enrollees in our health plans represent a population that is different from the population of Medicaid enrollees we have historically managed. All of the risk factors described above with regard to the duals demonstration programs apply equally to Medicaid expansion.

•
Risks associated with health insurance marketplaces. The ACA authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase health insurance that is federally subsidized, effective January 1, 2014. We participate in the Marketplace in all of the states in which we operate, except Illinois and South Carolina. At December 31, 2014, we had approximately 15,000 Marketplace members, and that enrollment is expected to grow appreciably in 2015, particularly at our Florida health plan. All of the risk factors described above with regard to the duals demonstration programs apply equally to our participation in the insurance marketplaces.

•
Risks associated with the King v. Burwell case. There is a case currently pending before the United States Supreme Court to be argued on March 4, 2015, challenging whether the IRS may permissibly promulgate regulations to extend tax-credit subsidies to coverage purchased through exchanges established by the federal government under Section 1321 of the ACA. In the event the Supreme Court rules against Health and Human Services Secretary Burwell, no federal subsidies would be allowed to be paid to those individuals purchasing health insurance through the federally facilitated exchanges, of which there are currently 36. This would undermine the functioning of those exchanges, and cause major disruption under the entire ACA throughout the nation.

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
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care cost ratio, meaning our medical care costs as a percentage of our premium revenue net of premium tax, has fluctuated substantially, and has also varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care cost ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio, continuing operations, for the year ended December 31, 2014 of 89.5% had been one percentage point higher, or 90.5%, our net income from continuing operations for the year ended December 31, 2014 would have been approximately $0.12 per diluted share rather than our actual income from continuing operations of $1.30 per diluted share, a decrease of approximately 91%.
Factors that may affect our medical care costs include the level of utilization of health care services, unexpected patterns in the annual flu season, increases in hospital costs, an increased incidence or acuity of high dollar claims related to catastrophic illnesses or medical conditions for which we do not have adequate reinsurance coverage, increased maternity costs, payment rates that are not actuarially sound, changes in state eligibility certification methodologies, relatively low levels of hospital and specialty provider competition in certain geographic areas, increases in the cost of pharmaceutical products and services, changes in health care regulations and practices, epidemics, new medical technologies, and other various external factors. Many of these factors are beyond our control and could reduce our ability to accurately predict and effectively manage the costs of providing health care services. The inability to forecast and manage our medical care costs or to establish and maintain a satisfactory medical care cost ratio, either with respect to a particular state health plan or across the consolidated entity, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
State and federal budget deficits may result in Medicaid, CHIP, or Medicare funding cuts which could reduce our revenues and profit margins.
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid and CHIP programs. Due to high unemployment levels, Medicaid enrollment levels and Medicaid costs remain elevated at the same time that state budgets are suffering from significant fiscal strain. Because Medicaid is one of the largest expenditures in every state budget, and one of the fastest-growing, it is a prime target for cost-containment efforts. The states in which we operate our health plans regularly face significant budgetary pressures. These budgetary pressures may result in unexpected Medicaid, CHIP, or Medicare rate cuts which could reduce our revenues and profit margins. Moreover, some federal deficit reduction or entitlement reform proposals would fundamentally change the structure and financing of the Medicaid program. A number of these proposals include both tax increases and spending reductions in discretionary programs and mandatory programs, such as Social Security, Medicare, and Medicaid.
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
Because of the time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such "incurred but not paid" (IBNP) medical care costs are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations, such as with respect to duals, Medicaid expansion members, or aged, blind or disabled Medicaid members, is impacted by the more limited experience we have had with those populations.
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
Our results can be significantly impacted by a severe flu season in the states in which we operated our health plans. We seek to set our IBNP reserves appropriately to account for seasonal spikes in the incidence of the flu. However, if the actual utilization rates of our members are higher than we had anticipated, our results in the relevant periods could be materially and adversely affected.
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
Our government contracts generally run for periods of three to four years, and may be successively extended by amendment for additional periods if the relevant state agency so elects. Our current contracts expire on various dates over the next several years. Although our health plans have generally been successful in obtaining the renewal and/or extension of their state contracts, there can be no guarantee that any of our state government contracts will be renewed or extended, as shown by the loss of our Missouri contract in 2012 in connection with an unsuccessful RFP bid. During 2015, our Michigan Medicaid contract will be subject to a new RFP. We expect the Michigan RFP to be released on May 1, 2015, and for the new contract to become effective on October 1, 2015. If we are unable to renew, successfully re-bid, or compete for any of our government contracts, including our Michigan contract, or if any of our contracts are terminated or renewed on less favorable terms, our business, financial condition, cash flows, or results of operations could be adversely affected.
If we sustain a cyberattack or suffer privacy or data security breaches that disrupt our operations or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.
As part of our normal operations, we routinely collect, process, store, and transmit large amounts of data in our operations, including sensitive personal information as well as proprietary or confidential information relating to our business or third parties. We may be subject to breaches of the information technology systems we use. Experienced computer programmers and hackers may be able to penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information, create system disruptions, or cause shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Our facilities may also be vulnerable to security incidents or security attacks; acts of vandalism or theft; misplaced or lost data; human errors; acts of malicious insiders, or other similar events that could negatively affect our systems and our and our members’ data. The cost to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of members, vendors, and state contracts. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about our members could expose our members to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise have a material adverse effect on our business, financial condition, cash flows, or results of operations.

The exorbitant cost of specialty drugs and new generic drugs could have a material adverse effect on the level of our medical costs and our results of operations.
In 2014, Gilead’s pricing of the hepatitis C drug, Sovaldi, at $84,000 per standard course of therapy received major attention as a health care policy and public policy matter. Because of the relatively high incidence of hepatitis C throughout the nation, particularly in the Medicaid population, the pricing of specialty drugs for the treatment of hepatitis C represents a major public health and public financing problem. In the case of Sovaldi, because of its advent on the health care market in early 2014, the cost of the drug was generally not factored into our 2014 capitation rates, thus threatening to undermine the actuarial soundness of those rates. New high priced specialty drugs and generic drugs are expected to enter the health care market in 2015. In addition, evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. We will seek to work with state Medicaid agencies to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals. In the event we are required to bear the high costs of new specialty drugs or generic drugs without an appropriate rate adjustment or other reimbursement mechanism, or if new regulations or mandates affect our pharmaceutical costs, our business, financial condition, cash flows, or results of operations could be adversely affected.
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
We currently derive our premium revenues from 11 state health plans, with our Puerto Rico health plan expected to commence operations in April 2015. If we are unable to continue to operate in any of those 11 states, or if our current operations in any portion of the states we are in are significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenue and profitability to change suddenly and unexpectedly, depending on an abrupt loss of membership, significant rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic, an unexpected increase in utilization, general economic conditions, and similar factors in those states. Our inability to continue to operate in any of the states in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, cash flows, or results of operations.
There are performance risks and other risks associated with certain provisions in the state Medicaid contracts of several of our health plans.
The state contracts of our California, Illinois, New Mexico, Ohio, Texas, Washington, and Wisconsin health plans contain provisions pertaining to at-risk premiums that require us to meet certain quality performance measures to earn all of our contract revenues in those states. In the event we are unsuccessful in achieving the stated performance measure, the health plan will be unable to recognize the revenue associated with that measure. Any failure of our health plans to satisfy one of these performance measure provisions could have a material adverse effect on our business, financial condition, cash flows or results of operations. In addition, the state contracts of our California, Florida, Illinois, Michigan, New Mexico, Ohio, Texas, and Washington health plans contain provisions pertaining to medical cost floors and corridors, administrative cost and profit ceilings, and profit-sharing arrangements. Our Medicare and Marketplace business is also subject to medical cost floor requirements enacted by the Federal government. These provisions are subject to interpretation and application by our health plans. In the event the applicable state government agency disagrees with our health plan’s interpretation or application of the sometimes complicated contract provisions at issue, the health plan could be required to adjust the amount of its obligations under these provisions and/or make a payment or payments to the state. Any interpretation or application of these provisions at variance with our health plan’s interpretation or inconsistent with our revenue recognition accounting treatment could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Failure to attain profitability in any new start-up operations, including in our new Puerto Rico health plan, could negatively affect our results of operations.
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
Even if we are successful in establishing a profitable health plan in a new state, increasing membership, revenues, and medical costs will trigger increased mandated net worth requirements which could substantially exceed the net income generated by the health plan. Rapid growth in an existing state will also result in increased net worth requirements. In such circumstances, we may not be able to fund on a timely basis or at all the increased net worth requirements with our available cash resources. All of these risks will pertain to our new start-up Puerto Rico health plan, which is expected to commence operations in April 2015. The expenses associated with starting up a health plan in a new state or commonwealth, or expanding a health plan in an existing state could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
The acquisitions of other health plans and the assignment and assumption of Medicaid contract rights of other health plans have accounted for a significant amount of our growth over the last several years. Although we cannot predict with certainty our rate of growth as the result of acquisitions, we believe that additional acquisitions of all sizes will be important to our future growth strategy. Many of the other potential purchasers of these assets—particularly operators of large commercial health plans—have significantly greater financial resources than we do. Also, many of the sellers may insist on selling assets that we do not want, such as commercial lines of business, or may insist on transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us, or at all, or obtain the necessary financing for these acquisitions. For these reasons, among others, we cannot provide assurance that we will be able to complete favorable acquisitions, especially in light of the volatility in the capital markets over the past several years, or that we will not complete acquisitions that turn out to be unfavorable. Further, to the extent we complete an acquisition, we may be unable to realize the anticipated benefits from such acquisition because of operational factors or difficulty in integrating the acquisition with our existing business. This may include problems involving the integration of:

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
In addition, we may be unable to successfully identify, consummate, and integrate future acquisitions, including integrating the acquired businesses on our information technology platform, or to implement our operations strategy in order to operate acquired businesses profitably. Furthermore, we may incur significant transaction expenses in connection with a potential acquisition which may or may not be consummated. These expenses could impact our selling, general and administrative expense ratio.
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
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as "fraud and abuse" laws, including the federal False Claims Act, which permit agencies and enforcement authorities to institute suit against us for violations and, in some cases, to seek treble damages, penalties, and assessments. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal health care programs as a result of an investigation arising out of such action. We are currently defending two qui tam actions where both the federal and state governments declined to intervene: (i) USA and State of Florida ex rel Charles Wilhelm v. Molina Healthcare and Molina Healthcare of Florida; and (ii) USA ex rel Anita Silingo v. Mobile Medical Examination Service, Molina Healthcare of California, et al. We believe we have meritorious defenses to both matters, and intend to defend both matters vigorously. In the event we are subject to liability under these or other qui tam actions, our business, financial condition, cash flows, or results of operations could be adversely affected.
Our business could be adversely impacted by adoption of the new ICD-10 standardized coding set for diagnoses.
The U.S. Department of Health and Human Services, or HHS, has released rules pursuant to the Health Insurance Portability and Accountability Act, or HIPAA, which mandate the use of standard formats in electronic health care transactions. HHS also has published rules requiring the use of standardized code sets and unique identifiers for providers. These new standardized code sets, known as ICD-10, will require substantial investments from health care organizations, including us. CMS has now scheduled implementation of ICD-10 by October 1, 2015. Use of the ICD-10 code sets will require significant administrative changes and may result in errors and otherwise negatively impact our service levels. In addition, we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.
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
We are a corporate parent holding company and hold most of our assets at, and conduct most of our operations through, direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. Our other health plans must give thirty days’ advance notice and the opportunity to disapprove "extraordinary" dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. For the years ended December 31, 2013 and 2012, we received dividends from our health plan subsidiaries amounting to $24.4 million and $101.8 million, respectively. We did not receive any dividends from our health plan subsidiaries during the year ended December 31, 2014. The aggregate additional amounts our health plan subsidiaries could have paid us at December 31, 2014, 2013 and 2012, without approval of the regulatory authorities, were approximately $96 million, $54 million, and $24 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments under our convertible senior notes or any credit facility.

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
Computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service, and loss of existing or potential government customers.
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
The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our future testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will continue to require that we incur substantial accounting expense and expend significant management time and effort. Moreover, if we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, SEC, or other regulatory authorities which would require additional financial and management resources.
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
As of December 31, 2014, the balance of goodwill was $272.0 million, and the balance of intangible assets, net, was $89.3 million. Intangible assets are amortized generally on a straight-line basis over their estimated useful lives.
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
We are subject to the risks of owning and leasing real property.
We are a tenant under numerous leases in multiple states, including a 25-year lease of an approximately 460,000 square foot office building housing our principal executive offices in Long Beach, California. We also own a 186,000 square-foot office building in Troy, Michigan, a 26,700 square-foot data center in Albuquerque, New Mexico, and a 24,000 square-foot community clinic in Pomona, California. Accordingly, we are subject to all of the risks generally associated with leasing and owning real estate, which include, but are not limited to: the possibility of environmental contamination, the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination; adverse changes in the value of the property due to interest rate changes, changes in the neighborhood in which the property is located, or other factors; ongoing maintenance expenses and costs of improvements; the possible need for structural improvements in order to comply with changes in zoning, seismic, disability act, or other requirements; inability to renew or enter into leases for space not utilized by us on commercially acceptable terms or at all; and possible disputes with neighboring owners or other individuals and entities.

Risks Related to Our Common Stock
Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our common stock to decline.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors or a committee thereof has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors or a committee thereof to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of our convertible senior notes.
Members of the Molina family own a significant amount of our capital stock, decreasing the influence of other stockholders on stockholder decisions.
Members of the Molina family, either directly or as trustees or beneficiaries of Molina family trusts, in the aggregate owned or were entitled to receive upon certain events approximately 32% of our capital stock as of December 31, 2014. Our president and chief executive officer, as well as our chief financial officer, are members of the Molina family, and they are also on our board of directors. Because of the amount of their shareholdings, Molina family members, if they were to act as a group with the trustees of their family trusts, have the ability to significantly influence all matters submitted to stockholders for approval, including the election of directors, amendments to our charter, and any merger, consolidation, or sale of our company. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of share ownership in the Molina family could delay or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of the Molina family may be different from those of our company or our other stockholders, and they may vote their common stock in a manner that is contrary to the vote of our other stockholders.

Future sales of our common stock or equity-linked securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.
We may issue equity securities in the future, or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014, approximately 49,727,000 shares of common stock and no shares of preferred or other capital stock were issued and outstanding.
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

Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
As of December 31, 2014, the Health Plans segment leases a total of 70 facilities and the Molina Medicaid Solutions segment leases a total of 12 facilities. We own a 186,000 square-foot office building in Troy, Michigan, a 26,700 square-foot data center in Albuquerque, New Mexico, and a 24,000 square-foot mixed use (office and clinic) facility in Pomona, California under our Health Plans segment. While we believe our current and anticipated facilities will be adequate to meet our operational needs for the foreseeable future, we are continuing to periodically evaluate our employee and operations growth prospects to determine if additional space is required, and where it would be best located.
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
State of Louisiana v. Molina Medicaid Solutions et al. On June 26, 2014, the state of Louisiana filed a Petition for Damages against Molina Medicaid Solutions, Molina Healthcare, Inc., Unisys Corporation, and Paramax Systems Corporation, a subsidiary of Unisys, in the Parish of Baton Rouge, 19th Judicial District, versus number 631612. The Petition alleges that between 1989 and 2012, the defendants utilized an incorrect reimbursement formula for the payment of pharmaceutical claims. The petitioner seeks actual damages to be proved at trial, plus interest. We believe we have several meritorious defenses to the claims of the state, and any liability for the alleged claims is not currently probable or reasonably estimable.
USA and State of Florida ex rel. Charles Wilhelm v Molina Healthcare of Florida et al. On July 24, 2014, Molina Healthcare, Inc. and Molina Healthcare of Florida, Inc. were served with a Complaint filed under seal on December 5, 2012 in District Court for the Southern District of Florida by relator, Charles C. Wilhelm, M.D., Case No. 12-24298. The Complaint alleges that, in late 2008 and early 2009, in connection with the acquisition of Florida NetPass by which Molina Healthcare entered into the state of Florida, the defendants failed to adequately staff the plan and provide other services, resulting in a disproportionate number of sicker beneficiaries of Florida NetPass moving back into the Florida fee-for-service Medicaid program. This alleged conduct purportedly resulted in a violation of the federal False Claims Act. The relator seeks treble damages in the alleged amount of $62.3 million, plus interest and penalties. Both the United States of America and the state of Florida have declined to intervene. We believe we have several meritorious defenses to the claims of the relator, and any liability for the alleged claims is not currently probable or reasonably estimable.
United States of America, ex rel., Anita Silingo v. Mobile Medical Examination Services, Inc., et al. On or around October 14, 2014, Molina Healthcare of California, Molina Healthcare of California Partner Plan, Inc., Mobile Medical Examination Services, Inc. (MedXM), and other health plan defendants were served with a Complaint previously filed under seal in the Central District Court of California by relator, Anita Silingo, Case No. SACV13-1348-FMO(SHx). The Complaint alleges that MedXM improperly modified medical records and otherwise took inappropriate steps to increase members’ risk adjustment scores, and that the defendants, including Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc., purportedly turned a “blind eye” to these unlawful practices. The relator seeks treble damages in the amount of $3 billion, plus interest and penalties. The Department of Justice has declined to intervene. We believe that we have several meritorious defenses to the claims of the relator, and any liability for the alleged claims is not currently probable or reasonably estimable.
Item 4:  Mine Safety Disclosures
None.

PART II
Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the trading symbol "MOH." As of February 20, 2015, there were approximately 120 holders of record of our common stock. The high and low intra-day sales prices of our common stock for specified periods are set forth below:

Date Range	High	Low
2014
First Quarter	$39.21	$32.41
Second Quarter	$46.17	$32.86
Third Quarter	$48.03	$39.23
Fourth Quarter	$54.57	$40.79
2013
First Quarter	$33.85	$25.70
Second Quarter	$38.74	$30.26
Third Quarter	$40.90	$33.31
Fourth Quarter	$37.39	$31.10
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
Unregistered Issuances of Equity Securities
None.
Stock Repurchase Programs
Securities Repurchases and Repurchase Programs. Effective as of February 25, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and market conditions. This newly authorized repurchase program extends through December 31, 2015.

Purchases of common stock made by or on behalf of the Company during the quarter ended December 31, 2014, including shares withheld by the Company to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 — October 31	1,052	$41.66	—	$47,338,505
November 1 — November 30	1,781	$48.64	—	$47,338,505
December 1 — December 31	1,523	$49.96	—	$47,338,505
	4,356	$47.42	—
_______________________________

(1)	During the quarter we withheld 4,356 shares of common stock under our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan to settle our employees' income tax obligations.

(2)	Effective as of September 30, 2013, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. This repurchase program expired December 31, 2014.

STOCK PERFORMANCE GRAPH
The following graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be "soliciting materials" or to be "filed" with the SEC (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that the Company specifically incorporates it by reference into a filing.
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor's Corporation Composite 500 Index (S&P 500) and a peer group index for the five-year period from December 31, 2009 to December 31, 2014. The comparison assumes $100 was invested on December 31, 2009, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.
The old peer group index, used in last year's Annual Report on Form 10-K and also set forth below, consists of Centene Corporation (CNC), Community Health Systems, Inc. (CYH), Coventry Health Care, Inc. (CVH), Health Management Associates, Inc. (HMA), Health Net, Inc. (HNT), Laboratory Corporation of America Holdings (LH), Lifepoint Hospitals, Inc. (LPNT), Magellan Health Services, Inc. (MGLN), Select Medical Holdings Corporation (SEM), Team Health Holdings, Inc. (TMH), Triple-S Management Corporation (GTS), Universal American Corporation (UAM), and WellCare Health Plans, Inc. (WCG).
The new peer group index consists of Brookdale Senior Living, Inc. (BKD), Catamaran Corporation (CTRX), Centene Corporation (CNC), Community Health Systems, Inc. (CYH), DaVita HealthCare Partners, Inc. (DVA), Health Net, Inc. (HNT), Kindred Healthcare, Inc. (KND), Laboratory Corporation of America Holdings (LH), Life Point Hospitals, Inc. (LPNT), Magellan Health, Inc. (MGLN), Omnicare, Inc. (OCR), Quest Diagnostics, Inc. (DGX), Select Medical Holdings Corporation (SEM), Team Health Holdings, Inc. (TMH), Tenet Healthcare Corporation (THC), Universal American Corporation (UAM), Universal Health Services, Inc. (UHS) and WellCare Health Plans, Inc. (WCG).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Molina Healthcare, Inc., the S&P 500 Index,
Old Peer Group and New Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Molina Healthcare, Inc.
S&P 500
Old Peer Group
New Peer Group

	December 31,
Name	2009	2010	2011	2012	2013	2014
Molina Healthcare, Inc.	$100.00	$121.78	$146.46	$177.48	$227.92	$351.09
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Old Peer Group	100.00	112.08	135.26	142.21	177.30	236.56
New Peer Group	100.00	111.51	124.46	147.53	178.64	225.58

Item 6.  Selected Financial Data
SELECTED FINANCIAL DATA
We derived the following selected consolidated financial data (other than the data under the caption "Operating Statistics, Continuing Operations") for the five years ended December 31, 2014 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollar amounts are presented in thousands, except per-share data. The data under the caption "Operating Statistics, Continuing Operations" has not been audited.

	Year Ended December 31,
	2014	2013	2012	2011	2010 (1)
Statements of Income Data:
Revenue:
Premium revenue	$9,022,511	$6,179,170	$5,544,121	$4,211,493	$3,632,142
Service revenue (1)	210,051	204,535	187,710	160,447	89,809
Premium tax revenue	294,388	172,017	158,991	154,589	139,775
Health insurer fee revenue	119,484	—	—	—	—
Investment income	8,093	6,890	5,075	5,446	6,198
Other revenue	12,074	26,322	18,312	8,288	7,140
Total revenue	9,666,601	6,588,934	5,914,209	4,540,263	3,875,064
Operating expenses:
Medical care costs	8,076,331	5,380,124	4,991,188	3,664,161	3,190,566
Cost of service revenue (1)	156,764	161,494	141,208	143,987	78,647
General and administrative expenses	764,693	665,996	518,615	393,452	326,193
Premium tax expenses	294,388	172,017	158,991	154,589	139,775
Health insurer fee expenses	88,591	—	—	—	—
Depreciation and amortization	92,917	72,743	63,114	48,253	43,246
Total operating expenses	9,473,684	6,452,374	5,873,116	4,404,442	3,778,427
Operating income	192,917	136,560	41,093	135,821	96,637
Other expenses, net:
Interest expense	56,811	52,071	16,769	15,519	15,509
Other expense, net	802	3,343	945	—	—
Total other expenses, net	57,613	55,414	17,714	15,519	15,509
Income from continuing operations before income taxes	135,304	81,146	23,379	120,302	81,128
Income tax expense	72,726	36,316	10,513	42,914	30,511
Income from continuing operations	62,578	44,830	12,866	77,388	50,617
(Loss) income from discontinued operations, net of tax (benefit) expense (2)	(355)	8,099	(3,076)	(56,570)	4,353
Net income	$62,223	$52,929	$9,790	$20,818	$54,970

Basic net income per share:
Income from continuing operations	$1.34	$0.98	$0.28	$1.69	$1.23
(Loss) income from discontinued operations	(0.01)	0.18	(0.07)	(1.24)	0.11
Basic net income per share	$1.33	$1.16	$0.21	$0.45	$1.34
Diluted net income per share:
Income from continuing operations	$1.30	$0.96	$0.27	$1.67	$1.22
(Loss) income from discontinued operations	(0.01)	0.17	(0.06)	(1.22)	0.10
Diluted net income per share	$1.29	$1.13	$0.21	$0.45	$1.32

Weighted average shares outstanding:
Basic	46,935,000	45,717,000	46,380,000	45,756,000	41,174,000
Diluted	48,340,000	46,862,000	46,999,000	46,425,000	41,631,000
Operating Statistics, Continuing Operations:
Medical care ratio (3)	89.5%	87.1%	90.0%	87.0%	87.8%
General and administrative expense ratio (4)	7.9%	10.1%	8.8%	8.7%	8.4%
Premium tax ratio (5)	3.2%	2.7%	2.8%	3.5%	3.7%
Members (6)	2,623,000	1,931,000	1,797,000	1,618,000	1,532,000

	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$1,539,063	$935,895	$795,770	$493,827	$455,886
Total assets	4,477,215	3,002,937	1,934,822	1,652,146	1,509,214
Long-term debt, including current maturities (7)	905,389	784,862	262,939	218,126	164,014
Total liabilities	3,466,773	2,110,000	1,152,508	897,073	790,157
Stockholders’ equity	1,010,442	892,937	782,314	755,073	719,057
_______________________________

(1)
Service revenue and cost of service revenue represent revenue and costs generated by our Molina Medicaid Solutions segment. Because we acquired this business on May 1, 2010, results for the year ended December 31, 2010 include eight months of results for this segment.

(2)
As previously reported, in February 2012 the Division of Purchasing of the Missouri Office of Administration notified our Missouri health plan that it was not awarded a contract under the Missouri HealthNet Managed Care Request for Proposal; therefore, the Missouri health plan’s existing contract with the state expired without renewal on June 30, 2012. In connection with this notification, the Missouri health plan recorded a non-cash impairment charge of $64.6 million in the fourth quarter of 2011. Results relating to the Missouri health plan have been reported as discontinued operations for all periods presented. (Loss) income from discontinued operations is presented net of income tax (benefit) expense of $(203), $(9,912), $(1,238), $922, and $4,011, respectively.

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

(4)	General and administrative expense ratio represents such expenses as a percentage of total revenue.

(5)	Premium tax ratio represents such expenses as a percentage of premium revenue plus premium tax revenue.

(6)	Number of members at end of period.

(7)	Includes convertible senior notes, lease financing obligations, and other long-term debt.

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

Overview
Molina Healthcare, Inc. provides quality health care to those receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment.
Our Health Plans segment consists of health plans in 11 states, and includes our direct delivery business. As of December 31, 2014, these health plans served over 2.6 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve a small number of Health Insurance Marketplace members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the management of a hospital in southern California under a management services agreement, and the operation of primary care clinics in several states in which we operate.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
We previously reported that our Medicaid managed care contract with the state of Missouri expired without renewal in 2012, and effective June 2013 the transition obligations associated with that contract terminated. Therefore, beginning in the second quarter of 2013, we reported the results relating to the Missouri health plan as discontinued operations for all periods presented. The following discussion and analysis, with the exception of cash flow information, is presented in the context of continuing operations unless otherwise noted.
Fiscal Year 2014 Financial Highlights

•
Net income from continuing operations increased to $62.6 million in 2014, from $44.8 million in 2013 due to increases in enrollment and revenue, and improved administrative cost efficiency; which offset higher medical costs and higher tax rates.

•	Strong enrollment growth across all of our programs combined with an 18% increase in premium revenue per member, generated almost $3 billion, or 46%, more premium revenue in 2014 compared with 2013.

•	General and administrative expenses as a percentage of revenue declined to 7.9% in 2014, versus 10.1% in 2013.

•	Medical care costs as a percentage of premium revenue increased to 89.5% in 2014, from 87.1% in 2013.

•	Debt financing transactions generated net cash of $122.6 million; such transactions both extended the maturity date and lowered the rate of our convertible senior notes previously due in 2014.
Health Care Reform
We believe that the government-sponsored initiatives, including the Affordable Care Act (ACA), will continue to provide us with significant opportunities for membership growth in our existing markets and in new programs in the future as follows:

•
Medicaid Expansion. In the states that have elected to participate, the ACA provides for the expansion of the Medicaid program to offer eligibility to nearly all low-income people under age 65 with incomes at or below 138% of the federal poverty line. Medicaid expansion membership phased in beginning January 1, 2014. Since that date, our health plans in California, Illinois, Michigan, New Mexico, Ohio, and Washington have begun participating in Medicaid expansion. At December 31, 2014 our membership included approximately 385,000 Medicaid expansion members, or 15% of total membership.

•
Marketplace. The ACA authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase health insurance that is federally subsidized, effective January 1, 2014. We participate in the Marketplace in all of the states in which we operate, except Illinois and South Carolina. At December 31, 2014, we had approximately 15,000 Marketplace members, and that enrollment is expected to grow appreciably in 2015, particularly at our Florida health plan.

•
Medicare-Medicaid Plans. Policymakers at the federal and state levels are increasingly focused on the design and implementation of programs that improve the coordination of care for those who qualify to receive both Medicare and Medicaid services (the "dual eligible"), and to deliver services to the dual eligible in a more financially efficient manner. As a result of these efforts, 15 states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). Our MMPs in California, Illinois, and Ohio offered coverage beginning in 2014, and we expect to begin offering MMP coverage in South Carolina and Texas in the first quarter of 2015, and in Michigan in the second quarter of 2015.

Health Insurer Fee. The ACA imposes an annual fee, or excise tax, on health insurers for each calendar year beginning on or after January 1, 2014. A health insurer’s liability for the payment of the fee (the health insurer fee, or HIF) is established upon first writing business in 2014 or any subsequent year. In other words, an active health insurer becomes liable for the fee on January 1st of any given year. The amount of the HIF for the insurer is based upon the insurer’s share of the industry's net premiums written during the preceding calendar year. The HIF must be paid by the insurer by September 30th of the year in which the insurer becomes liable for the HIF. During the third quarter of 2014 we paid our 2014 HIF assessment, which amounted to $88.6 million. This expense was recognized on a straight-line basis in 2014; and is non-deductible for income tax purposes.
We believe that state Medicaid agencies are required to reimburse us for the HIF imposed on our Medicaid premiums, as well as for the negative financial impact associated with the absence of tax deductibility for the HIF. Although all of our state Medicaid partners have agreed informally to reimbursement of the HIF and the costs of its related tax effects, we have not secured binding commitments to that effect from California, Michigan and Utah. Our 2014 results were adversely affected by our inability to recognize as revenue reimbursement (including reimbursement for tax effects) for the full impact of the HIF from those states. The state of California has not formally committed to reimburse us for either the HIF itself, or the related tax effects. The states of Michigan and Utah have reimbursed us for the HIF, but have not formally committed to reimbursement for the related tax effect. The total amount of HIF revenue for which agreements were not secured (and revenue was not recognized) amounted to approximately $20 million for fiscal 2014. We expect to collect and recognize this revenue related to 2014 in 2015. We further expect to recognize revenue in 2015 sufficient to reimburse us for the full amount of the HIF we will pay (along with related tax effects) in September of 2015. We expect our 2015 HIF assessment related to our Medicaid business to be approximately $143 million, with an expected tax effect from the reimbursement of the assessment of approximately $88 million. Therefore, the total reimbursement needed as a result of the Medicaid-related HIF is approximately $231 million.
For further discussion of the risks and uncertainties relating to the HIF, refer to the subheading below, "Liquidity and Capital Resources—Financial Condition."
Market Updates—Health Plans Segment
Florida. During 2014, our Florida health plan acquired two Medicaid contracts, adding approximately 73,000 members.
Puerto Rico. In 2014, we were awarded a managed care contract in the Commonwealth of Puerto Rico that is expected to enroll its first members April 1, 2015. Total enrollment is expected to be approximately 350,000 new members, with anticipated annualized revenue of $750 million.
South Carolina. Our South Carolina health plan began serving members under the state of South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014.
Market Update—Molina Medicaid Solutions Segment
In 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intended to award the contract for a replacement Medicaid management information system (MMIS) to a different vendor, CNSI. However, in March 2013, the state of Louisiana canceled its contract award to CNSI. The state had informed us that we will continue to perform under our current contract until a successor is named. On December 18, 2014, Molina Medicaid Solutions received notice from the state of Louisiana that they have extended our contract through December 31, 2015. We recognized approximately $41 million of service revenue under this contract in 2014.
Composition of Revenue and Membership
Health Plans Segment
Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate; and, to a lesser degree, from Medicare contracts entered into with the Centers for Medicare and Medicaid Services (CMS), a federal government agency.
Our health plans’ state Medicaid contracts generally have terms of three to four years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Our health plan subsidiaries have generally been successful in retaining their contracts, but such contracts are subject to risk of loss when a state issues a new request for proposals (RFP) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled (ABD); and regions or service areas.
Premium revenue is fixed in advance of the periods covered and, except as described in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 2 "Significant Accounting Policies," is not generally subject to significant accounting estimates. For the year ended December 31, 2014, we received more than 95% of our premium revenue as a fixed amount per member per month (PMPM), pursuant to our Medicaid, Medicare and Marketplace contracts, including agreements with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. Revenue not received on a fixed PMPM basis is recognized as earned.
The amount of the premiums paid to us may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program, on a per-member per-month basis for the year ended December 31, 2014. The "Consolidated" column represents the weighted-average amounts for our total membership by program.

	Ending	PMPM Premiums
	Membership	Low	High	Consolidated
Temporary Assistance for Needy Families (TANF), CHIP (1)	1,831,000	$130.00	$280.00	$180.00
Medicaid Expansion	385,000	340.00	520.00	420.00
Aged, Blind or Disabled (ABD)	325,000	320.00	1,580.00	900.00
Medicare Special Needs Plans (Medicare)	49,000	970.00	1,480.00	1,180.00
Medicare-Medicaid Plan (MMP) – Integrated (2)	18,000	1,510.00	3,240.00	1,970.00
Marketplace	15,000	190.00	560.00	320.00
___________________________________

(1)	CHIP stands for Children's Health Insurance Program.

(2)	MMP members who receive both Medicaid and Medicare coverage from Molina Healthcare.

The following tables set forth our Health Plans segment membership as of the dates indicated:

	As of December 31,
	2014	2013	2012
Ending Membership by Health Plan:
California	531,000	368,000	336,000
Florida	164,000	89,000	73,000
Illinois	100,000	4,000	—
Michigan	242,000	213,000	220,000
New Mexico	212,000	168,000	91,000
Ohio	347,000	255,000	244,000
South Carolina (1)	118,000	—	—
Texas	245,000	252,000	282,000
Utah	83,000	86,000	87,000
Washington	497,000	403,000	418,000
Wisconsin	84,000	93,000	46,000
	2,623,000	1,931,000	1,797,000
Ending Membership by Program:
TANF/CHIP	1,831,000	1,624,000	1,517,000
Medicaid Expansion (2)	385,000	—	—
ABD	325,000	268,000	244,000
Medicare	49,000	39,000	36,000
MMP - Integrated	18,000	—	—
Marketplace (2)	15,000	—	—
	2,623,000	1,931,000	1,797,000
___________________________________

(1)	Our South Carolina health plan began serving members under the state of South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014.

(2)	Medicaid expansion membership phased in, and the Marketplace became available for consumers to access coverage, beginning January 1, 2014.
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
Composition of Expenses
Health Plans Segment
Operating expenses for the Health Plans segment include expenses related to the provision of medical care services (including long-term services and supports, or LTSS), general and administrative expenses, premium tax and health insurer fee expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate medical costs incurred. Expenses related to medical care services are captured in the following categories:

•
Fee-for-service expenses: Nearly all hospital services and the majority of our primary care and physician specialist services and LTSS costs are paid on a fee-for-service basis. Under fee-for-service arrangements, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of services. Such expenses are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit manager are included in fee-for-service costs.

•
Pharmacy expenses: All drug, injectibles, and immunization costs paid through our pharmacy benefit manager are classified as pharmacy expenses. As noted above, drugs and injectibles not paid through our pharmacy benefit manager are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•
Capitation expenses: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation arrangements, we pay a fixed amount PMPM to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated arrangements, we remain liable for the provision of certain health care services. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Direct delivery expenses: All costs associated with our direct delivery of medical care are separately identified.

•
Other medical expenses: All medically related administrative costs, certain provider incentive costs, reinsurance costs and other health care expenses are classified as other medical expenses. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2014, 2013, and 2012, medically related administrative costs were $262.6 million, $153.0 million, and $125.2 million, respectively.

Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See "Critical Accounting Estimates" below, and Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 11, "Medical Claims and Benefits Payable," for further information on how we estimate such liabilities.
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

Financial Performance Summary, Continuing Operations
The following table and narrative briefly summarize our financial and operating performance from continuing operations for the years ended December 31, 2014, 2013, and 2012. All ratios, with the exception of the medical care ratio and the premium tax ratio, are computed as a percentage of total revenue. The medical care ratio is computed as a percentage of premium revenue, and the premium tax ratio is computed as a percentage of premium revenue plus premium tax revenue, because direct relationships exist between premium revenue earned, and the cost of health care and premium taxes.

	Year Ended December 31,
	2014	2013	2012
	(Dollar amounts in thousands, except per-share data)
Net income per diluted share	$1.30	$0.96	$0.27
Adjusted net income per diluted share	$3.43	$3.13	$1.72
Premium revenue	$9,022,511	$6,179,170	$5,544,121
Service revenue	$210,051	$204,535	$187,710
Operating income	$192,917	$136,560	$41,093
Net income	$62,578	$44,830	$12,866

Total ending membership	2,623,000	1,931,000	1,797,000

Premium revenue	93.3%	93.8%	93.7%
Service revenue	2.2	3.1	3.2
Premium tax revenue	3.1	2.6	2.7
Health insurer fee revenue	1.2	—	—
Investment income	0.1	0.1	0.1
Other revenue	0.1	0.4	0.3
Total revenue	100.0%	100.0%	100.0%

Medical care ratio	89.5%	87.1%	90.0%
General and administrative expense ratio	7.9%	10.1%	8.8%
Premium tax ratio	3.2%	2.7%	2.8%
Operating income	2.0%	2.1%	0.7%
Net income	0.6%	0.7%	0.2%
Effective tax rate	53.8%	44.8%	45.0%
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

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$62,223	$52,929	$9,790
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	113,715	93,866	78,764
Interest expense	56,811	52,071	16,769
Income tax expense	72,523	26,404	9,275
EBITDA	$305,272	$225,270	$114,598

The second of these non-GAAP measures is adjusted net income and adjusted net income per diluted share, continuing operations. The following tables reconcile net income and net income per diluted share from continuing operations, which we believe to be the most comparable GAAP measures, to adjusted net income and adjusted net income per diluted share, continuing operations.

	Year Ended December 31,
	2014		2013		2012
	(In thousands, except diluted per-share amounts)
Net income, continuing operations	$62,578	$1.30	$44,830	$0.96	$12,866	$0.27
Adjustments, net of tax:
Depreciation, and amortization of capitalized software	58,770	1.21	46,018	0.98	35,267	0.75
Amortization of convertible senior notes and lease financing obligations	17,249	0.36	14,377	0.31	3,714	0.08
Share-based compensation	14,288	0.29	24,501	0.52	14,556	0.31
Amortization of intangible assets	12,870	0.27	13,117	0.28	13,592	0.29
Change in fair value of derivatives	(10)	—	3,580	0.08	817	0.02
Adjusted net income per diluted share, continuing operations	$165,745	$3.43	$146,423	$3.13	$80,812	$1.72
Results of Operations, Continuing Operations
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Health Plans Segment
Premium Revenue
A 28% increase in membership and an 18% increase in revenue PMPM in 2014 resulted in an increase in premium revenue of 46%, or over $2.8 billion, when compared with 2013. Medicare premium revenue was approximately $627 million in the year ended December 31, 2014, compared with approximately $526 million in the year ended December 31, 2013.
Enrollment growth was primarily due to Medicaid expansion program membership added as a result of the Affordable Care Act, and membership added at our South Carolina and Illinois health plans. Higher PMPM premium revenue was primarily the result of the inclusion of long-term services and supports (LTSS) benefits in various Medicaid managed care programs in California, Florida, Illinois, New Mexico, and Ohio.
Medical Care Costs
Although medical margin (defined as the excess of premium revenue over medical care costs) increased nearly 20% in 2014 over 2013; our consolidated medical care ratio (defined as medical care costs as a percentage of premium revenue) increased to 89.5% in 2014 from 87.1% in 2013.
The medical care ratio increased substantially in 2014 as a result of three developments:

•
Much of our revenue growth has come from participation in Medicaid programs covering LTSS. Percentage profit margins for LTSS benefits are generally lower than percentage profit margins for acute medical benefits.

•	Increases to our base premiums in recent years have not kept pace with medical cost trends.

•
Lack of coordination in the design of profit caps and medical cost floors in some of our state Medicaid contracts is resulting in counterproductive outcomes. In some instances, givebacks due to profitable performance in one product cannot be offset against losses in other products.

Medical care ratios by program for 2014 were as follows: TANF and CHIP - 89.3%; Medicaid expansion - 79.4%;
ABD - 92.3%; Medicare - 95.8%; MMP integrated - 92.1%; and Marketplace - 83.7%.

The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Year Ended December 31,
	2014			2013
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$5,672,483	$202.87	70.2%	$3,611,529	$160.43	67.1%
Pharmacy	1,273,329	45.54	15.8	935,204	41.54	17.4
Capitation	748,388	26.77	9.3	603,938	26.83	11.2
Direct delivery	96,196	3.44	1.2	48,288	2.14	0.9
Other	285,935	10.22	3.5	181,165	8.05	3.4
	$8,076,331	$288.84	100.0%	$5,380,124	$238.99	100.0%
Individual Health Plan Analysis
California. The medical care ratio for the California health plan decreased significantly to 83.3% in 2014, from 88.9% in 2013. Additionally, medical margin improved $171.0 million when compared with 2013. This improvement was the result of higher enrollment, primarily due to the addition of approximately 107,000 Medicaid expansion members; and premium increases effective October 1, 2013 (2.5%), and July 1, 2014 (5.5%). During 2014, the California health plan benefited from the recognition of approximately $23 million in premium revenue that related to 2013 as a result of certain programmatic changes implemented by the state of California. In 2013, the California health plan recognized approximately $32 million of premium revenue related to 2012 and earlier years as a result of retroactive rate increases from the state of California. The California health plan served its first MMP members in 2014.
Florida. Due to the re-procurement undertaken by the Florida Agency for Health Care Administration as part of its Managed Medical Assistance program starting in 2014, the Florida health plan transitioned many of its members to other health plans in the second quarter of 2014, and then added approximately 105,000 members in the second half of 2014, both from the addition of new service areas and through acquisitions. Although revenue increased approximately 66% at the Florida health plan for the year ended December 31, 2014, when compared with 2013, profitability fell in 2014. Medical margin declined $14.1 million, and the medical care ratio increased to 95.5% from 87.3% in 2013. The higher medical care costs were the result of 1) the assumption of risk for LTSS benefits for certain members effective December 2013 (as noted above percentage profit margins for LTSS benefits are generally less than those for other benefits); and 2) our inability to recognize revenue related to a rate increase effective September 1, 2014, as a result of those rates not being finalized prior to year end.
Illinois. The medical care ratio for the Illinois health plan decreased to 91.7% in 2014, from 96.9% in 2013. The plan experienced significant growth in 2014; enrollment increased approximately 96,000 members overall, with 78,000 members added in the fourth quarter alone. This growth occurred primarily within the traditional TANF program, and to a lesser degree within the Medicaid expansion program. The Illinois health plan served its first MMP members in 2014.
Michigan. The medical care ratio of the Michigan health plan was consistent year over year, at 84.6% in 2014, compared with 84.4% in 2013.
New Mexico. Premium revenue at the New Mexico health plan increased 141% for 2014 compared with 2013, primarily as a result of the addition of Medicaid behavioral health and LTSS benefits effective January 1, 2014, and the addition of approximately 54,000 Medicaid expansion members during the course of 2014. The medical care ratio of the New Mexico health plan increased to 92.6% in 2014, from 86.1% in 2013. The higher medical care ratio was the result of 1) the assumption of risk for LTSS benefits effective January 1, 2014; and 2) premium rates effective January 1, 2014 that did not keep pace with the increase in medical costs in 2014. The New Mexico health plan received a blended rate increase of approximately 3% effective January 1, 2015. For the portion of New Mexico health plan’s membership that is eligible for LTSS benefits, the rate increase effective January 1, 2015 was 8%.
Ohio. The medical care ratio of the Ohio health plan increased to 86.0% in 2014, from 84.2% in 2013, primarily due to the increase in Medicaid expansion enrollment (which is incurring a medical care ratio slightly in excess of the plan's traditional experience), and the initiation of the Ohio MMP.
South Carolina. Our South Carolina health plan commenced operations effective January 1, 2014 and finished the year with a medical care ratio of 84.7%.
Texas. Financial performance at the Texas health plan declined in 2014, when compared with 2013. The medical care ratio of the Texas health plan increased to 90.8% in 2014, from 86.4% in 2013. Our inability to recognize a portion of the Texas health plan's quality revenue reduced income before taxes by approximately $26 million, or $0.33 per diluted share, for the year ended December 31, 2014. Approximately $20 million of this amount is related to measures for which we lack sufficient information to calculate our compliance. Should such information become available in the future, we may be able to recognize all or a portion of such revenue. Removing quality revenue and profit-sharing adjustments would have resulted in a medical care ratio at the Texas health plan of approximately 88% in 2014 and 86% in 2013.
Utah. The medical care ratio of the Utah health plan increased to 92.2% in 2014, from 83.4% in 2013, due to deteriorating margins for both Medicaid and Medicare products.
Washington. Financial performance at the Washington health plan declined in 2014, when compared with 2013. The medical care ratio of the Washington health plan increased to 93.4% in 2014, compared with 88.0% in 2013, primarily due to the high cost of medical services relative to revenue for members served under the state's program for ABD members; and to the $11.2 million net settlement with the Washington Health Care Authority, as described in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 20, "Commitments and Contingencies." The Washington health plan added approximately 102,000 Medicaid expansion members in 2014. The Washington health plan received a blended rate increase of approximately 3% effective January 1, 2015. For the Washington health plan’s ABD membership, the rate increase effective January 1, 2015 was 11%.
Wisconsin. The medical care ratio of the Wisconsin health plan increased to 86.8% in 2014, compared with 79.7% in 2013.
Operating Data
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Year Ended December 31, 2014
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	5,630	$1,523,084	$270.51	$1,268,937	$225.37	83.3%	$254,147
Florida	1,104	439,107	397.79	419,422	379.95	95.5	19,685
Illinois	307	153,271	498.48	140,480	456.88	91.7	12,791
Michigan	2,802	780,896	278.68	660,790	235.81	84.6	120,106
New Mexico	2,471	1,075,330	435.17	995,626	402.92	92.6	79,704
Ohio	3,650	1,552,949	425.47	1,335,436	365.87	86.0	217,513
South Carolina	1,463	381,317	260.72	323,061	220.89	84.7	58,256
Texas	2,980	1,318,192	442.32	1,197,465	401.81	90.8	120,727
Utah	996	309,411	310.64	285,303	286.43	92.2	24,108
Washington	5,522	1,304,605	236.27	1,218,886	220.75	93.4	85,719
Wisconsin	1,036	156,229	150.87	135,557	130.91	86.8	20,672
Other (3)	—	28,120	—	95,368	—	—	(67,248)
	27,961	$9,022,511	$322.68	$8,076,331	$288.84	89.5%	$946,180

	Year Ended December 31, 2013
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
California	4,233	$749,755	$177.10	$666,592	$157.46	88.9%	$83,163
Florida	973	264,998	272.23	231,261	237.57	87.3	33,737
Illinois	7	8,121	1,201.34	7,869	1,164.10	96.9	252
Michigan	2,581	676,000	261.91	570,644	221.09	84.4	105,356
New Mexico	1,492	446,758	299.36	384,466	257.62	86.1	62,292
Ohio	3,007	1,098,795	365.44	924,675	307.53	84.2	174,120
South Carolina	—	—	—	—	—	—	—
Texas	3,178	1,291,001	406.27	1,114,852	350.84	86.4	176,149
Utah	1,040	310,895	299.05	259,397	249.51	83.4	51,498
Washington	4,941	1,168,405	236.47	1,028,210	208.10	88.0	140,195
Wisconsin	1,060	143,465	135.40	114,340	107.91	79.7	29,125
Other (3)	—	20,977	—	77,818	—	—	(56,841)
	22,512	$6,179,170	$274.48	$5,380,124	$238.99	87.1%	$799,046
_______________________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Year Ended December 31,
	2014	2013
	(In thousands)
Service revenue before amortization	$212,965	$207,449
Amortization recorded as reduction of service revenue	(2,914)	(2,914)
Service revenue	210,051	204,535
Cost of service revenue	156,764	161,494
General and administrative costs	7,105	5,285
Amortization of customer relationship intangibles	3,355	5,127
Operating income	$42,827	$32,629
Operating income for our Molina Medicaid Solutions segment improved $10.2 million for the year ended December 31, 2014, compared with 2013. This improvement was primarily the result of increased revenues due to higher Medicaid transaction volumes and lower cost of services overall, as existing contract operations gained efficiencies.
Consolidated Expenses
General and Administrative Expenses
General and administrative expenses decreased to 7.9% of revenue in 2014, from 10.1% in 2013. The significant decline in the ratio of general and administrative expenses relative to total revenue was primarily the result of improved leverage of fixed administrative expenses over higher total revenue.

Premium Tax Expense
Premium tax expense was 3.2% in 2014, compared with 2.7% in 2013. In June 2014, the state of Michigan instituted a 6% use tax on medical premiums. That state has agreed to fund this tax through rate increases; as a result, we recorded approximately $30 million in additional premium revenue in 2014, as well as corresponding premium tax expense.
Health Insurer Fee Revenue and Expenses
Refer to "Liquidity and Capital Resources—Financial Condition" below for a comprehensive discussion of the HIF.
Depreciation and Amortization
The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of revenue, or as cost of service revenue.

	Year Ended December 31,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$75,402	0.8%	$54,837	0.8%
Amortization of intangible assets, continuing operations	17,515	0.2	17,906	0.3
Depreciation and amortization, continuing operations	92,917	1.0	72,743	1.1
Depreciation and amortization, discontinued operations	—	—	2	—
Amortization recorded as reduction of service revenue	2,914	—	2,914	—
Amortization of capitalized software recorded as cost of service revenue	38,573	0.4	18,207	0.3
Depreciation and amortization reported in statement of cash flows	$134,404	1.4%	$93,866	1.4%
Interest Expense
Interest expense increased to $56.8 million for the year ended December 31, 2014, compared with $52.1 million for the year ended December 31, 2013. The increase was due primarily to our 3.75% Notes exchange transaction and related issuance of 1.625% Notes in the third quarter of 2014, and lease financing transactions executed in 2013. For further details regarding these transactions, please refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 12, "Long-Term Debt."
Interest expense includes non-cash interest expense relating to the amortization of the discount on our long-term debt obligations, which amounted to $27.4 million and $22.8 million for the years ended December 31, 2014 and 2013, respectively.
Other Expenses, Net
Other expenses, net decreased to $0.8 million for the year ended December 31, 2014, from $3.3 million for the year ended December 31, 2013. Other expenses, net include primarily gains or losses associated with changes in the fair value of our derivative financial instruments. In the second quarter of 2013 we recorded a one-time non-cash charge of $3.9 million related to the change in fair value of warrants issued in connection with the 1.125% Notes, with no comparable activity in 2014.
Income Taxes
The provision for income taxes in continuing operations is recorded at an effective rate of 53.8% for the year ended December 31, 2014, compared with 44.8% for the year ended December 31, 2013. The increase is primarily due to the nondeductible health insurer fee in 2014 that did not exist in 2013.

Results of Operations, Continuing Operations
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Premium Revenue
Premium revenue in 2013 increased 11% over 2012, due to a 6% increase in member months, and a 5% increase in revenue PMPM. Medicare premium revenue was $526 million for the year ended December 31, 2013, compared with $468 million for the year ended December 31, 2012.
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
Excluding our Illinois health plan, which was not operational until 2013, eight of our nine health plans reported higher medical margins in 2013 than in 2012. The consolidated medical margin increased by approximately 45% year over year. Our consolidated medical care ratio decreased to 87.1% for the year ended December 31, 2013, compared with 90.0% for the year ended December 31, 2012.
Individual Health Plan Analysis
California. Financial performance improved at the California health plan in 2013, when compared with 2012, primarily due to the receipt of premium rate increases for both TANF and ABD membership; and lower inpatient facility costs for the TANF membership. Approximately $32 million of premium revenue received and recognized in 2013 related to 2012 and earlier years. The medical care ratio at the California health plan decreased to 88.9% in 2013 from 91.1% in 2012.
Florida. The medical care ratio of the Florida health plan increased to 87.3% in 2013, from 85.3% in 2012, due to higher fee-for-service costs that more than offset lower pharmacy costs.
Illinois. The medical care ratio for the Illinois health plan was 96.9% in 2013. The Illinois health plan served its first member effective September 2013.
Michigan. Financial performance improved at the Michigan health plan in 2013, when compared with 2012. The medical care ratio of the Michigan health plan decreased to 84.4% in 2013, from 88.3% in 2012, primarily due to lower fee-for-service and pharmacy costs for both the ABD and the TANF membership.
New Mexico. Financial performance improved at the New Mexico health plan in 2013, when compared with 2012. The medical care ratio of the New Mexico health plan decreased to 86.1% in 2013, from 87.0% in 2012, primarily as a result of higher Medicaid premium rates PMPM effective January 1, 2013, and stable medical costs PMPM. The New Mexico health plan added approximately 80,000 new members in 2013, as a result of its acquisition of Lovelace Community Health Plan's contract for the New Mexico Medicaid Salud! Program effective August 1, 2013.
Ohio. Financial performance improved at the Ohio health plan in 2013, when compared with 2012. The medical care ratio of the Ohio health plan decreased to 84.2% in 2013, from 88.6% in 2012, primarily due to lower fee-for-service and pharmacy costs for both the ABD and the TANF membership. Financial performance deteriorated in the second half of 2013 due to both premium decreases, and increases to fee schedules effective July 1, 2013, that combined to reduce medical margin approximately 3% for the second half of 2013. We also experienced an additional 1.5% decrease in premium rates in Ohio effective July 1, 2013, due to a re-basing of revenue risk adjusters.
Texas. Financial performance improved at the Texas health plan in 2013, when compared with 2012. The medical care ratio of the Texas health plan decreased to 86.4% in 2013, from 93.7% in 2012, primarily due to rate increases received on September 1, 2013 and 2012, respectively.

Utah. Financial performance deteriorated at the Utah health plan in 2013, when compared with 2012. Reductions to the medical portion of the Medicaid premium, and the addition of the pharmacy benefit to our Medicaid premium, both effective January 1, 2013, more than offset stable medical costs. The medical care ratio of the Utah health plan increased to 83.4% in 2013, from 82.3% in 2012.
Washington. The medical care ratio of the Washington health plan increased to 88.0% in 2013, compared with 86.8% in 2012, due to the addition of ABD members effective July 1, 2012 and lower TANF premium rates. The higher premium revenue PMPM associated with the ABD membership, however, offset the increased medical care ratio, so that medical margin increased to $140.2 million in 2013, from $129.0 million in 2012.
Wisconsin. Financial performance improved at the Wisconsin health plan in 2013, when compared with 2012. The medical care ratio of the Wisconsin health plan decreased to 79.7% in 2013, compared with 96.2% in 2012, due to both higher revenue PMPM and lower fee-for-service physician, specialty and outpatient costs PMPM. Additionally, the health plan gained approximately 50,000 members in the first half of 2013 due to another health plan's exit from the market.
Health Plans Segment Operating Data
The following table summarizes member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Year Ended December 31, 2013
	Member Months (2)	Premium Revenue (1)		Medical Care Costs (1)		MCR (3)	Medical Margin
		Total	PMPM	Total	PMPM
California	4,233	$749,755	$177.10	$666,592	$157.46	88.9%	$83,163
Florida	973	264,998	272.23	231,261	237.57	87.3	33,737
Illinois	7	8,121	1,201.34	7,869	1,164.10	96.9	252
Michigan	2,581	676,000	261.91	570,644	221.09	84.4	105,356
New Mexico	1,492	446,758	299.36	384,466	257.62	86.1	62,292
Ohio	3,007	1,098,795	365.44	924,675	307.53	84.2	174,120
Texas	3,178	1,291,001	406.27	1,114,852	350.84	86.4	176,149
Utah	1,040	310,895	299.05	259,397	249.51	83.4	51,498
Washington	4,941	1,168,405	236.47	1,028,210	208.10	88.0	140,195
Wisconsin	1,060	143,465	135.40	114,340	107.91	79.7	29,125
Other(4)	—	20,977	—	77,818	—	—	(56,841)
	22,512	$6,179,170	$274.48	$5,380,124	$238.99	87.1%	$799,046

	Year Ended December 31, 2012
	Member Months (2)	Premium Revenue (1)		Medical Care Costs (1)		MCR (3)	Medical Margin
		Total	PMPM	Total	PMPM
California	4,177	$665,600	$159.36	$606,494	$145.20	91.1%	$59,106
Florida	850	228,832	269.36	195,226	229.80	85.3	33,606
Illinois	—	—	—	—	—	—	—
Michigan	2,639	646,551	244.97	570,636	216.20	88.3	75,915
New Mexico	1,069	321,853	301.08	280,108	262.03	87.0	41,745
Ohio	3,065	1,095,137	357.36	970,504	316.69	88.6	124,633
Texas	3,245	1,233,621	380.18	1,155,433	356.08	93.7	78,188
Utah	1,026	298,392	290.78	245,671	239.41	82.3	52,721
Washington	4,600	974,712	211.91	845,733	183.87	86.8	128,979
Wisconsin	508	70,678	139.25	67,968	133.91	96.2	2,710
Other(4)	—	8,745	—	53,415	—	—	(44,670)
	21,179	$5,544,121	$261.79	$4,991,188	$235.68	90.0%	$552,933
_______________________________

(1)
Premium revenue for our former Missouri health plan was $0.2 million and $114.4 million for the years ended December 31, 2013 and 2012, respectively. Medical care costs for the plan were $1.5 million and $105.6 million for the years ended December 31, 2013 and 2012, respectively. These amounts are excluded from the tables above because the results of this health plan are classified as discontinued operations.

(2)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(3)	"MCR" represents medical costs as a percentage of premium revenue.

(4)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Service revenue before amortization	$207,449	$189,281
Amortization recorded as reduction of service revenue	(2,914)	(1,571)
Service revenue	204,535	187,710
Cost of service revenue	161,494	141,208
General and administrative costs	5,285	17,648
Amortization of customer relationship intangibles	5,127	5,127
Operating income	$32,629	$23,727
Operating income for our Molina Medicaid Solutions segment increased $8.9 million for the year ended December 31, 2013, compared with 2012. The increase in operating income was primarily the result of additional sales in existing markets, and the favorable resolution of certain contingencies related to the Maine contract.
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
Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue a short time before we pay for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of 10 years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be three years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of December 31, 2014, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income increased to $8.1 million for the year ended December 31, 2014, compared with $6.9 million for the year ended December 31, 2013, primarily due to the increase in invested assets. Our annualized portfolio yields for the years ended December 31, 2014 and 2013 were 0.4% and for 2012 was 0.5%.
Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold our restricted investments until maturity. Declines in interest rates over time will reduce our investment income.
Cash in excess of the capital needs of our regulated health plans is generally paid to our non-regulated parent company in the form of dividends, when and as permitted by applicable regulations, for general corporate use. We did not receive any dividends from our health plan subsidiaries during the year ended December 31, 2014, because significant growth across all of our health plans necessitated that the plans retain their capital for operations. See further discussion in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 20, "Commitments and Contingencies," under the subheading

"Regulatory Capital and Dividend Restrictions," and Note 23, "Condensed Financial Information of Registrant," under "Note C - Dividends and Capital Contributions."
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Year Ended December 31,
	2014	2013	Change
	(In thousands)
Net cash provided by operating activities	$1,060,257	$190,083	$870,174
Net cash used in investing activities	(535,729)	(543,311)	7,582
Net cash provided by financing activities	78,640	493,353	(414,713)
Net increase in cash and cash equivalents	$603,168	$140,125	$463,043

	Year Ended December 31,
	2013	2012	Change
	(In thousands)
Net cash provided by operating activities	$190,083	$347,784	$(157,701)
Net cash used in investing activities	(543,311)	(93,584)	(449,727)
Net cash provided by financing activities	493,353	47,743	445,610
Net increase in cash and cash equivalents	$140,125	$301,943	$(161,818)
Operating Activities. Cash provided by operating activities was $1,060.3 million in 2014 compared with $190.1 million in 2013, an increase of $870.2 million. This increase was due primarily to the following:

•
$441.8 million increase in amounts due to government agencies, due to a significant increase in amounts accrued for medical cost floor contract provisions primarily associated with our Medicaid expansion membership; and

•	$355.5 million increase in medical claims and benefits payable due to significant membership growth in 2014.
In 2013, cash provided by operating activities was $190.1 million compared with $347.8 million for 2012, a decrease of $157.7 million. In 2013, deferred revenue was a use of cash from operations amounting to $19.6 million, compared with a source of cash amounting to $90.9 million in 2012. This was primarily due to an advance premium payment received by our Washington health plan in December 2012, with no comparable advance premium receipts in December 2013.
Investing Activities. Cash used in investing activities decreased to $535.7 million in 2014, compared with $543.3 million in 2013. This $7.6 million decline in cash used was primarily due to lower purchases of investments, net of sales and maturities, compared with 2013. As described below, there was greater investment activity in 2013 associated with significant debt financing transactions.
In 2013, cash used in investing activities was $543.3 million compared with $93.6 million in 2012. This $449.7 million increase was primarily due to greater purchases of investments in 2013, as a result of the cash generated in financing activities, described below. In addition to increased purchases of investments, we paid $61.5 million in connection with business combinations in 2013, with no comparable activity in 2012.
Financing Activities. Cash provided by financing activities was $78.6 million in 2014 compared with $493.4 million in 2013, a decrease of $414.7 million. Cash provided by financing activities in 2014 included primarily $122.6 million net proceeds from our fiscal 2014 offering of 1.625% Notes, partially offset by $50.3 million paid in the settlement of contingent consideration liabilities associated with our 2013 business combinations. Cash provided by financing activities in 2014 was significantly outpaced by debt financing activities in 2013, as described below.
In 2013, cash provided by financing activities was $493.4 million compared with $47.7 million in 2012, an increase of $445.6 million. The increase in cash provided by financing activities was primarily due to 2013 activity including $538.0 million in proceeds received from our offering of 1.125% Notes, $158.7 million received from sale-leaseback transactions, and $75.1 million from the sale of warrants, partially offset by $149.3 million paid for the purchased call option relating to 1.125% Notes, $52.7 million paid for repurchases of our common stock, $47.5 million used to repay our term loan, and $40.0 million used to repay our credit facility. Our credit facility was terminated in early 2013 when the balance was repaid.

Financial Condition
On a consolidated basis, at December 31, 2014, our working capital was $1,070.6 million compared with $745.7 million at December 31, 2013. At December 31, 2014, our cash and investments amounted to $2,665.9 million, compared with $1,712.9 million of cash and investments at December 31, 2013.
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
However, because Medicaid is a government funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Additionally, when states reimburse us for the amount of the HIF, that reimbursement is itself subject to income tax, the HIF, and applicable state premium taxes. Because the HIF is not deductible for income tax purposes, our net income is reduced by the full amount of the assessment. We expect our 2015 HIF assessment related to our Medicaid business to be approximately $143 million, with an expected tax effect from the reimbursement of the assessment of approximately $88 million. Therefore, the total reimbursement needed as a result of the Medicaid-related HIF is approximately $231 million.
Our 2014 HIF assessment amounted to $88.6 million, which was paid in September 2014. As indicated in the table below, it was necessary for the states to pay us an incremental amount of approximately $131 million during 2014 to account for the HIF and the absence of its deductibility.
The state of California has not formally committed to reimburse us for either the HIF itself, or the related tax effects. The states of Michigan and Utah have reimbursed us for the HIF, but have not formally committed to reimbursement for the related tax effect. The total amount of HIF revenue for which agreements were not secured (and revenue was not recognized) amounted to approximately $20 million for fiscal 2014. We expect to collect and recognize this revenue related to 2014 in 2015. We further expect to recognize revenue in 2015 sufficient to reimburse us for the full amount of the HIF we will pay (along with related tax effects) in September of 2015.
We continue to work with our state partners to obtain reimbursement for the full economic impact of the excise tax. The failure of our state partners to reimburse us in full for the HIF and its related tax effects could have a material adverse effect on our business, financial condition, cash flows or results of operations.
The following table provides the details of our HIF revenue reimbursement by health plan to date in 2014 (in thousands):

	HIF Reimbursement Recognized					Required HIF Reimbursement through Dec. 31, 2014
	Three Months Ended				Year Ended Dec. 31, 2014
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	Gross (1)
California	$—	$—	$—	$—	$—	$11,616
Florida	1,416	1,473	1,487	1,459	5,835	5,835
Illinois	40	42	40	40	162	162
Michigan	—	—	8,011	2,663	10,674	17,471
New Mexico	—	—	—	11,322	11,322	11,322
Ohio	7,791	8,117	6,912	7,606	30,426	30,426
Texas	—	—	—	18,518	18,518	18,518
Utah	—	—	3,000	1,049	4,049	5,332
Washington	6,229	6,489	6,217	6,311	25,246	25,246
Wisconsin	1,080	1,126	1,372	1,193	4,771	4,771
Medicaid	16,556	17,247	27,039	50,161	111,003	130,699
Medicare	2,892	3,199	3,068	3,053	12,212	12,212
	$19,448	$20,446	$30,107	$53,214	$123,215	$142,911
Recognized in:
Health insurer fee revenue	$18,696	$19,662	$29,427	$51,699	$119,484
Premium tax revenue	752	784	680	1,515	3,731
	$19,448	$20,446	$30,107	$53,214	$123,215

_____________

(1)	Amounts in the table include the full economic impact of the excise tax including premium tax and the income tax effect.
Regulatory Capital and Dividend Restrictions
For a comprehensive discussion of our regulatory capital requirements and dividend restrictions, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 20 "Commitments and Contingencies."
Future Sources and Uses of Liquidity
For a comprehensive discussion of our debt instruments, including our convertible senior notes transactions in 2014 and 2013, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 12 "Long-Term Debt."
For a discussion of our shelf registration statement, and our securities repurchase programs through December 31, 2014, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 15, "Stockholders' Equity."
Effective as of February 25, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and market conditions. This newly authorized repurchase program extends through December 31, 2015.
Critical Accounting Estimates
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates. Our most significant accounting estimates relate to:

•	Health Plans segment medical claims and benefits payable (see discussion below).

•
Health Plans segment contractual provisions that may adjust or limit revenue or profit. For a comprehensive discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies."

•
Health Plans segment quality incentives. For a comprehensive discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies."

•
Molina Medicaid Solutions segment revenue and cost recognition. For a comprehensive discussion of this topic, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies."

Medical Claims and Benefits Payable — Health Plans Segment
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	December 31,
	2014	2013	2012
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$870,429	$424,173	$377,614
Pharmacy payable	71,412	45,037	38,992
Capitation payable	28,150	20,267	49,066
Other (1)	230,531	180,310	28,858
	$1,200,522	$669,787	$494,530
_______________________________

(1)
"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. As of December 31, 2014 and 2013, we recorded non-risk provider payables relating to such intermediary arrangements of approximately $119.3 million and $151.3 million, respectively.

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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are incurred but not paid (IBNP). Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $870.4 million of our total medical claims and benefits payable of $1,200.5 million as of December 31, 2014. Excluding amounts that we anticipate paying on behalf of certain capitated providers in Ohio (which we will subsequently withhold from those providers' monthly capitation payments), our IBNP liability at December 31, 2014, was $861.8 million.
The factors we consider when estimating our IBNP include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our assessment of these factors is then translated into an estimate of our IBNP liability at the relevant measuring point through the calculation of a base estimate of IBNP, a further provision for adverse claims deviation, and an estimate of the administrative costs of settling all claims incurred through the reporting date. The base estimate of IBNP is derived through application of claims payment completion factors and trended PMPM cost estimates.
For the fifth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based on actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns.
The following table reflects the change in our estimate of claims liability as of December 31, 2014 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding December 31, 2014, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in thousands.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$223,129
(4)%	148,753
(2)%	74,376
2%	(74,376)
4%	(148,753)
6%	(223,129)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the change in our estimate of claims liability as of December 31, 2014 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in thousands.

(Decrease) Increase in Trended Per member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(135,631)
(4)%	(90,421)
(2)%	(45,210)
2%	45,210
4%	90,421
6%	135,631
The following per-share amounts are based on a combined federal and state statutory tax rate of 37%, and 48.3 million diluted shares outstanding for the year ended December 31, 2014. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at December 31, 2014, net income for the year ended December 31, 2014 would increase or decrease by approximately $23 million, or $0.48 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at December 31, 2014, net income for the year ended December 31, 2014 would increase or decrease by approximately $14 million, or $0.29 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $117 million, or $2.42 per diluted share, and $71 million, or $1.47 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $23 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
After we have established our base IBNP reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, once again using actuarial techniques, to account for adverse deviation in our claims payments which the base actuarial model is not intended to and does not account for. We refer to this additional liability as the provision for adverse claims deviation. The provision for adverse claims deviation is a component of our overall determination of the adequacy of our IBNP. It is intended to capture the potential inadequacy of our IBNP estimate as a result of our inability to adequately assess the impact of factors such as changes in the speed of claims receipt and payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations such as the aged, blind or disabled (ABD), changes to state-controlled fee schedules upon which a large proportion of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNP after considering the base actuarial model reserves and the provision for adverse claims deviation.
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
Refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 11, "Medical Claims and Benefits Payable," for additional information regarding the specific factors used to determine our changes in estimates of IBNP for all periods presented in the accompanying consolidated financial statements.
The following table presents the components of the change in our medical claims and benefits payable from continuing and discontinued operations combined for the periods indicated. The amounts presented for "Components of medical care costs related to: Prior periods" represent the amount by which our original estimate of medical claims and benefits payable at the beginning of the period were more than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per-member amounts)
Balances at beginning of period	$669,787	$494,530	$402,476
Components of medical care costs related to:
Current period	8,122,885	5,434,443	5,136,055
Prior periods	(45,979)	(52,779)	(39,295)
Total medical care costs	8,076,906	5,381,664	5,096,760

Change in non-risk provider payables	(31,973)	111,267	(7,004)

Payments for medical care costs related to:
Current period	7,064,427	4,932,195	4,689,395
Prior periods	449,771	385,479	308,307
Total paid	7,514,198	5,317,674	4,997,702
Balances at end of period	$1,200,522	$669,787	$494,530

Benefit from prior periods as a percentage of:
Balance at beginning of period	6.9%	10.7%	9.8%
Premium revenue	0.5%	0.9%	0.7%
Medical care costs	0.6%	1.0%	0.8%

Claims Data:
Days in claims payable, fee for service	49	43	40
Number of members at end of period	2,623,000	1,931,000	1,797,000
Number of claims in inventory at end of period	307,700	145,800	122,700
Billed charges of claims in inventory at end of period	$718,500	$276,500	$255,200
Claims in inventory per member at end of period	0.12	0.08	0.07
Billed charges of claims in inventory per member end of period	$273.92	$143.19	$142.01
Number of claims received during the period	27,597,000	21,317,500	20,842,400
Billed charges of claims received during the period	$30,315,600	$21,414,600	$19,429,300
Commitments and Contingencies
We are not a party to off-balance sheet financing arrangements, except for operating leases which are disclosed in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 20 ,"Commitments and Contingencies."

Contractual Obligations
In the table below, we present our contractual obligations as of December 31, 2014.(1) Some of the amounts we have included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table. Amounts are in thousands.

	Total	2015	2016-2017	2018-2019	2020 and Beyond
Medical claims and benefits payable	$1,200,522	$1,200,522	$—	$—	$—
Principal amount of convertible senior notes (2)	851,551	—	—	—	851,551
Amounts due government agencies	527,193	527,193	—	—	—
Lease financing obligations	380,956	11,397	23,830	25,282	320,447
Interest on long-term debt	176,405	11,088	22,176	22,175	120,966
Operating leases	122,035	29,142	44,591	33,073	15,229
Lease financing obligations - related party	102,394	5,346	11,243	12,021	73,784
Purchase commitments	26,029	14,232	11,797	—	—
	$3,387,085	$1,798,920	$113,637	$92,551	$1,381,977
_______________________________

(1)
As of December 31, 2014, we have recorded approximately $2.6 million of unrecognized tax benefits. The table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. For further information, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 14, "Income Taxes."

(2)
Represents the principal amounts due on our 1.125% Cash Convertible Senior Notes due 2020, and our 1.625% Convertible Senior Notes due 2044 (1.625% Notes). The 1.625% Notes have a contractual maturity date in 2044; however, on specified dates beginning in 2018 holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes, as described in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 12, "Long-Term Debt."

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
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2015

MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Amounts in thousands, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,539,063	$935,895
Investments	1,019,462	703,052
Receivables	596,456	298,935
Income tax refundable	—	32,742
Deferred income taxes	39,532	26,556
Prepaid expenses and other current assets	50,884	42,484
Total current assets	3,245,397	2,039,664
Property, equipment, and capitalized software, net	340,778	292,083
Deferred contract costs	53,675	45,675
Intangible assets, net	89,273	98,871
Goodwill	271,964	230,738
Restricted investments	102,479	63,093
Derivative asset	329,323	186,351
Other assets	44,326	46,462
	$4,477,215	$3,002,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,200,522	$669,787
Accounts payable and accrued liabilities	241,654	263,043
Amounts due government agencies	527,193	56,922
Deferred revenue	196,076	122,216
Income taxes payable	8,987	—
Current maturities of long-term debt	341	182,008
Total current liabilities	2,174,773	1,293,976
Convertible senior notes	704,097	416,368
Lease financing obligations	160,710	159,394
Lease financing obligations - related party	40,241	27,092
Deferred income taxes	24,271	580
Derivative liability	329,194	186,239
Other long-term liabilities	33,487	26,351
Total liabilities	3,466,773	2,110,000
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding: 49,727 shares at December 31, 2014 and 45,871 shares at December 31, 2013	50	46
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	396,059	340,848
Accumulated other comprehensive loss	(1,019)	(1,086)
Retained earnings	615,352	553,129
Total stockholders’ equity	1,010,442	892,937
	$4,477,215	$3,002,937

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per-share data)
Revenue:
Premium revenue	$9,022,511	$6,179,170	$5,544,121
Service revenue	210,051	204,535	187,710
Premium tax revenue	294,388	172,017	158,991
Health insurer fee revenue	119,484	—	—
Investment income	8,093	6,890	5,075
Other revenue	12,074	26,322	18,312
Total revenue	9,666,601	6,588,934	5,914,209
Operating expenses:
Medical care costs	8,076,331	5,380,124	4,991,188
Cost of service revenue	156,764	161,494	141,208
General and administrative expenses	764,693	665,996	518,615
Premium tax expenses	294,388	172,017	158,991
Health insurer fee expenses	88,591	—	—
Depreciation and amortization	92,917	72,743	63,114
Total operating expenses	9,473,684	6,452,374	5,873,116
Operating income	192,917	136,560	41,093
Other expenses, net:
Interest expense	56,811	52,071	16,769
Other expense, net	802	3,343	945
Total other expenses, net	57,613	55,414	17,714
Income from continuing operations before income tax expense	135,304	81,146	23,379
Income tax expense	72,726	36,316	10,513
Income from continuing operations	62,578	44,830	12,866
(Loss) income from discontinued operations, net of tax (benefit) expense of $(203), $(9,912), and $(1,238), respectively	(355)	8,099	(3,076)
Net income	$62,223	$52,929	$9,790

Basic net income per share:
Income from continuing operations	$1.34	$0.98	$0.28
(Loss) income from discontinued operations	(0.01)	0.18	(0.07)
Basic net income per share	$1.33	$1.16	$0.21
Diluted net income per share:
Income from continuing operations	$1.30	$0.96	$0.27
(Loss) income from discontinued operations	(0.01)	0.17	(0.06)
Diluted net income per share	$1.29	$1.13	$0.21
Weighted average shares outstanding:
Basic	46,935	45,717	46,380
Diluted	48,340	46,862	46,999

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$62,223	$52,929	$9,790
Other comprehensive income (loss):
Unrealized investment gain (loss)	108	(1,015)	1,529
Effect of income tax expense (benefit)	41	(386)	581
Other comprehensive income (loss), net of tax	67	(629)	948
Comprehensive income	$62,290	$52,300	$10,738

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Outstanding	Amount					Total
	(In thousands)
Balance at January 1, 2012	45,815	$46	$266,022	$(1,405)	$490,410	$—	$755,073
Net income	—	—	—	—	9,790	—	9,790
Other comprehensive income, net	—	—	—	948	—	—	948
Purchase of treasury stock	(111)	—	—	—	—	(3,000)	(3,000)
Share-based compensation	1,058	1	16,361	—	—	—	16,362
Tax benefit from share-based compensation	—	—	3,141	—	—	—	3,141
Balance at December 31, 2012	46,762	47	285,524	(457)	500,200	(3,000)	782,314
Net income	—	—	—	—	52,929	—	52,929
Other comprehensive loss, net	—	—	—	(629)	—	—	(629)
Purchase of treasury stock	(1,710)	(2)	—	—	—	(52,660)	(52,662)
Retirement of treasury stock	—	—	(55,660)	—	—	55,660	—
Issuance of warrants	—	—	78,997	—	—	—	78,997
Share-based compensation	819	1	30,385	—	—	—	30,386
Tax benefit from share-based compensation	—	—	1,602	—	—	—	1,602
Balance at December 31, 2013	45,871	46	340,848	(1,086)	553,129	—	892,937
Net income	—	—	—	—	62,223	—	62,223
Other comprehensive income, net	—	—	—	67	—	—	67
Convertible senior notes transactions, including issuance costs	1,787	2	21,961	—	—	—	21,963
Share-based compensation	2,069	2	30,261	—	—	—	30,263
Tax benefit from share-based compensation	—	—	2,989	—	—	—	2,989
Balance at December 31, 2014	49,727	$50	$396,059	$(1,019)	$615,352	$—	$1,010,442

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities:
Net income	$62,223	$52,929	$9,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,404	93,866	78,764
Deferred income taxes	(2,352)	(31,047)	(9,887)
Share-based compensation	21,727	28,694	20,018
Amortization of convertible senior notes and lease financing obligations	27,379	22,820	5,942
Gain on sale of subsidiary	—	—	(1,747)
Other, net	6,222	17,729	11,224
Changes in operating assets and liabilities:
Receivables	(297,521)	(149,253)	18,216
Prepaid expenses and other current assets	(19,517)	(23,064)	(8,958)
Medical claims and benefits payable	530,735	175,257	92,054
Accounts payable and accrued liabilities	11,097	32,550	8,078
Amounts due government agencies	470,271	28,446	15,267
Deferred revenue	73,860	(19,582)	90,851
Income taxes	41,729	(39,262)	18,172
Net cash provided by operating activities	1,060,257	190,083	347,784
Investing activities:
Purchases of investments	(953,355)	(770,083)	(306,437)
Proceeds from sales and maturities of investments	632,800	399,595	298,006
Purchases of equipment	(114,934)	(98,049)	(78,145)
Net cash paid in business combinations	(44,133)	(61,521)	—
Increase in restricted investments	(33,661)	(18,992)	(2,647)
Proceeds from sale of subsidiary, net of cash surrendered	—	—	9,162
Other, net	(22,446)	5,739	(13,523)
Net cash used in investing activities	(535,729)	(543,311)	(93,584)
Financing activities:
Proceeds from issuance of convertible senior notes, net of financing costs paid	122,625	537,973	—
Proceeds from sale-leaseback transactions	—	158,694	—
Purchase of call option	—	(149,331)	—
Proceeds from issuance of warrants	—	75,074	—
Contingent consideration liabilities settled	(50,349)	—	—
Treasury stock purchases	—	(52,662)	(3,000)
Principal payments on term loan	—	(47,471)	(1,129)
Repayment of amount borrowed under credit facility	—	(40,000)	(20,000)
Proceeds from employee stock plans	14,040	9,402	8,205
Principal payments on convertible senior notes	(10,449)	—	—
Amount borrowed under credit facility	—	—	60,000
Other, net	2,773	1,674	3,667
Net cash provided by financing activities	78,640	493,353	47,743
Net increase in cash and cash equivalents	603,168	140,125	301,943
Cash and cash equivalents at beginning of period	935,895	795,770	493,827
Cash and cash equivalents at end of period	$1,539,063	$935,895	$795,770

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
	(Unaudited)
Supplemental cash flow information:

Cash paid (received) during the period for:
Income taxes	$30,413	$95,240	$(4,634)
Interest	$29,178	$34,881	$10,099

Schedule of non-cash investing and financing activities:
3.75% Notes exchanged for 1.625% Notes	$176,551	$—	$—
Retirement of treasury stock	$—	$55,660	$—
Increase in non-cash lease financing obligation - related party	$13,841	$27,211	$—
Common stock used for stock-based compensation	$(8,802)	$(7,711)	$(11,862)

Details of business combinations:
Fair value of assets acquired	$(52,057)	$(121,801)	$—
Fair value of contingent consideration liabilities incurred	—	59,948	—
Payable to seller	7,924	—	—
Escrow deposit	—	332	—
Net cash paid in business combinations	$(44,133)	$(61,521)	$—

Details of change in fair value of derivatives, net:
Gain on 1.125% Call Option	$142,972	$37,020	$—
Loss on 1.125% Notes Conversion Option	(142,955)	(36,908)	—
Loss on 1.125% Warrants	—	(3,923)	—
Gain (loss) on interest rate swap	—	433	(1,307)
Change in fair value of derivatives, net	$17	$(3,378)	$(1,307)

Details of sale of subsidiary:
Decrease in carrying value of assets	$—	$—	$30,942
Decrease in carrying value of liabilities	—	—	(23,527)
Gain on sale	—	—	1,747
Proceeds from sale of subsidiary, net of cash surrendered	$—	$—	$9,162

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality health care to those receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist state agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment.
Our Health Plans segment consists of health plans in 11 states, and includes our direct delivery business. As of December 31, 2014, these health plans served over 2.6 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve a small number of Health Insurance Marketplace members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the management of a hospital in southern California under a management services agreement, and the operation of primary care clinics in several states in which we operate.
Our health plans’ state Medicaid contracts generally have terms of three to four years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Our health plan subsidiaries have generally been successful in retaining their contracts, but such contracts are subject to risk of loss when a state issues a new request for proposals (RFP) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
Market Updates—Health Plans Segment
Florida. During 2014, our Florida health plan acquired two Medicaid contracts, adding approximately 73,000 members. See Note 4, "Business Combinations," for further information.
Puerto Rico. In 2014, we were awarded a managed care contract in the Commonwealth of Puerto Rico that is expected to enroll its first members April 1, 2015.
South Carolina. Our South Carolina health plan began serving members under the state of South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014.
Market Update—Molina Medicaid Solutions Segment
In 2011, Molina Medicaid Solutions received notice from the state of Louisiana that the state intended to award the contract for a replacement Medicaid management information system (MMIS) to a different vendor, CNSI. However, in March 2013, the state of Louisiana canceled its contract award to CNSI. The state had informed us that we will continue to perform under our current contract until a successor is named. On December 18, 2014, Molina Medicaid Solutions received notice from the state of Louisiana that they have extended our contract through December 31, 2015. We recognized approximately $41 million of service revenue under this contract in 2014.
Consolidation
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries, and variable interest entities in which Molina Healthcare, Inc. is considered to be the primary beneficiary. See Note 19, "Variable Interest Entities," for more information regarding these variable interest entities. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the periods presented have been included; such adjustments consist of normal recurring adjustments. All significant inter-company balances and transactions have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for periods subsequent to their acquisition.
Presentation and Reclassifications
We previously reported that our Medicaid managed care contract with the state of Missouri expired without renewal in 2012, and effective June 2013 the transition obligations associated with that contract terminated. Therefore, beginning in the second quarter of 2013, we reported the results relating to the Missouri health plan as discontinued operations for all periods presented. Additionally, we abandoned our equity interests in the Missouri health plan during the second quarter of 2013, resulting in the recognition of a tax benefit of $9.5 million, which is also included in discontinued operations in the consolidated statements of income. The Missouri health plan's premium revenues were insignificant in 2014 and 2013, and amounted to $114.4 million for the year ended December 31, 2012.
We have reclassified certain amounts in the 2013 consolidated balance sheet, and 2013 and 2012 statements of cash flows to conform to the 2014 presentation, including the presentation of amounts due government agencies as a separate line item in the consolidated balance sheets and statements of cash flows.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include:

•	Health plan contractual provisions that may limit revenue recognition based upon the costs incurred or the profits realized under a specific contract;

•	Health plan quality incentives that allow us to recognize incremental revenue if certain quality standards are met;

•	The determination of medical claims and benefits payable of our Health Plans segment;

•	The valuation of certain investments;

•	Settlements under risk or savings sharing programs;

•	The assessment of deferred contract costs, deferred revenue, long-lived and intangible assets, and goodwill for impairment;

•	The determination of professional and general liability claims, and reserves for potential absorption of claims unpaid by insolvent providers;

•	The determination of reserves for the outcome of litigation;

•	The determination of valuation allowances for deferred tax assets; and

•	The determination of unrecognized tax benefits.
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
Our investment policy requires that all of our investments have final maturities of 10 years or less (excluding auction rate and variable rate securities where interest rates may be periodically reset), and that the average maturity be three years or less. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. Declines in interest rates over time will reduce our investment income.
In general, our available-for-sale securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. Our auction rate securities are classified as non-current assets and reported in other assets. We monitor our investments for other-than-temporary impairment. For comprehensive discussions of the fair value and classification of our current and non-current investments, including auction rate securities, see Note 5, "Fair Value Measurements," Note 6, "Investments," and Note 10, "Restricted Investments."

Receivables
Receivables are readily determinable and because our creditors are primarily state governments, our allowance for doubtful accounts is immaterial. Any amounts determined to be uncollectible are charged to expense when such determination is made. See Note 7, "Receivables."
Property, Equipment, and Capitalized Software
Property and equipment are stated at historical cost. Replacements and major improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Furniture and equipment are generally depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Software developed for internal use is capitalized. Software is generally amortized over its estimated useful life of three years. Leasehold improvements are amortized over the term of the lease, or over their useful lives from five to 10 years, whichever is shorter. Buildings are depreciated over their estimated useful lives of 31.5 to 40 years. See Note 8, "Property, Equipment, and Capitalized Software."
As discussed below, the costs associated with certain of our Molina Medicaid Solutions segment equipment and software are capitalized and recorded as deferred contract costs. Such costs are amortized on a straight-line basis over the shorter of the useful life or the contract period.
Depreciation and Amortization
Depreciation and amortization related to our Health Plans segment is all recorded in "Depreciation and Amortization" in the consolidated statements of income. Depreciation and amortization related to our Molina Medicaid Solutions segment is recorded within three different headings in the consolidated statements of income as follows:

•	Amortization of purchased intangibles relating to customer relationships is reported as amortization within the heading "Depreciation and amortization;"

•	Amortization of purchased intangibles relating to contract backlog is recorded as a reduction of "Service revenue;" and

•	Amortization of capitalized software is recorded within the heading "Cost of service revenue."
The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of revenue, or as cost of service revenue.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Depreciation, and amortization of capitalized software, continuing operations	$75,402	$54,837	$42,938
Amortization of intangible assets, continuing operations	17,515	17,906	20,176
Depreciation and amortization, continuing operations	92,917	72,743	63,114
Depreciation and amortization, discontinued operations	—	2	590
Amortization recorded as reduction of service revenue	2,914	2,914	1,571
Amortization of capitalized software recorded as cost of service revenue	38,573	18,207	13,489
Depreciation and amortization reported in the statement of cash flows	$134,404	$93,866	$78,764
Long-Lived Assets, including Intangible Assets
Long-lived assets comprise primarily property, equipment, capitalized software and intangible assets. Finite-lived, separately-identifiable intangible assets are acquired in business combinations and are assets that represent future expected benefits but lack physical substance (such as purchased contract rights and provider contracts). Intangible assets are initially recorded at their fair values and are then amortized on a straight-line basis over their expected useful lives, generally between three and 15 years.
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
No significant impairment charges relating to long-lived assets, including intangible assets, were recorded in the years ended December 31, 2014, 2013, and 2012.
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
No impairment charges relating to goodwill were recorded in the years ended December 31, 2014, 2013, and 2012.
Restricted Investments
Restricted investments, which consist of certificates of deposit and U.S. treasury securities, are designated as held-to-maturity and are carried at amortized cost, which approximates market value. The use of these funds is limited to specific purposes as required by each state, or as protection against the insolvency of capitated providers. We have the ability to hold our restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. See Note 10, "Restricted Investments."
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
In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us. Such liabilities were not material at December 31, 2014 and 2013.
Premium Revenue
Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. For the year ended December 31, 2014, we received more than 95% of our premium revenue as a fixed amount per member per month (PMPM), pursuant to our Medicaid, Medicare and Marketplace contracts, including agreements with other managed care organizations for which we operate as a subcontractor. These premium revenues are recognized in the month that members are entitled to receive health care services. Revenue not received on a fixed PMPM basis is recognized as earned. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
The following table summarizes premium revenue from continuing operations for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
California	$1,523,084	16.9%	$749,755	12.1%	$665,600	12.0%
Florida	439,107	4.9	264,998	4.3	228,832	4.1
Illinois	153,271	1.7	8,121	0.1	—	—
Michigan	780,896	8.7	676,000	11.0	646,551	11.7
New Mexico	1,075,330	11.9	446,758	7.2	321,853	5.8
Ohio	1,552,949	17.2	1,098,795	17.8	1,095,137	19.7
South Carolina	381,317	4.2	—	—	—	—
Texas	1,318,192	14.6	1,291,001	20.9	1,233,621	22.2
Utah	309,411	3.4	310,895	5.0	298,392	5.4
Washington	1,304,605	14.5	1,168,405	18.9	974,712	17.6
Wisconsin	156,229	1.7	143,465	2.3	70,678	1.3
Direct delivery	28,120	0.3	20,977	0.4	8,745	0.2
	$9,022,511	100.0%	$6,179,170	100.0%	$5,544,121	100.0%
Certain components of premium revenue are subject to accounting estimates and fall into the following categories:
Contractual Provisions That May Adjust or Limit Revenue or Profit
Health Plan Medical Cost Floors (Minimums), Medical Cost Corridors, and Administrative Cost Ceilings (Maximums): A portion of certain Medicaid, Medicare, and Marketplace premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $392.4 million and $1.4 million at December 31, 2014, and December 31, 2013, respectively, to amounts due government agencies. Such liability amounts could be subject to future changes in estimate. The increase is primarily driven by contractual provisions relating to the Medicaid expansion program, which began to phase in during January 2014. Beginning in 2014, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Separately, in certain states we may be levied with non-monetary sanctions if certain minimum amounts are not spent on defined medical care costs, or if administrative costs exceed certain amounts.
Health Plan Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage, in some cases in accordance with a tiered rebate schedule. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. As a result of profits in excess of the amount we are allowed to fully retain, we recorded a liability of $0.5 million and $2.5 million at December 31, 2014 and December 31, 2013, respectively.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services (CMS), our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS may recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS may pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of $7.6 million and $20.8 million for anticipated Medicare risk adjustment premiums at December 31, 2014 and December 31, 2013, respectively.
Quality Incentives
At our California, Illinois, New Mexico, Ohio, Texas, Washington and Wisconsin health plans, revenue ranging from approximately 1% to 4% of certain health plan premiums is earned if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of December 31, 2014 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of December 31, 2014.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Maximum available quality incentive premium - current period	$90,327	$63,311	$74,564

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$40,396	$45,803	$62,489
Earned prior periods	3,950	9,056	2,202
Total	$44,346	$54,859	$64,691

Total premium revenue recognized for state health plans with quality incentive premiums	$7,083,660	$2,980,019	$2,721,289
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

We estimate and recognize the retrospective adjustments to premium revenue based on our experience to date under the California health plan's managed care contracts. As of December 31, 2014, the California health plan's pre-tax margin exceeded the target margin, resulting in a surplus position. Consequently, a retrospective premium adjustment was not required for the year ended December 31, 2014.
Medical Care Costs
Expenses related to medical care services are captured in the following categories:

•
Fee-for-service expenses: Nearly all hospital services and the majority of our primary care and physician specialist services and LTSS costs are paid on a fee-for-service basis. Under fee-for-service arrangements, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of services. Such expenses are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit manager are included in fee-for-service costs.

•
Pharmacy expenses: All drug, injectibles, and immunization costs paid through our pharmacy benefit manager are classified as pharmacy expenses. As noted above, drugs and injectibles not paid through our pharmacy benefit manager are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.

•
Capitation expenses: Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation arrangements, we pay a fixed amount PMPM to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated arrangements, we remain liable for the provision of certain health care services. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.

•	Direct delivery expenses: All costs associated with our direct delivery of medical care are separately identified.

•
Other medical expenses: All medically related administrative costs, certain provider incentive costs, reinsurance costs and other health care expenses are classified as other medical expenses. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2014, 2013, and 2012, medically related administrative costs were $262.6 million, $153.0 million, and $125.2 million, respectively.

The following table provides the details of our consolidated medical care costs from continuing operations for the periods indicated (dollars in thousands, except PMPM amounts):

	Year Ended December 31,
	2014			2013			2012
	Amount	PMPM	% of Total	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee-for-service	$5,672,483	$202.87	70.2%	$3,611,529	$160.43	67.1%	$3,423,751	$161.67	68.6%
Pharmacy	1,273,329	45.54	15.8	935,204	41.54	17.4	835,830	39.47	16.7
Capitation	748,388	26.77	9.3	603,938	26.83	11.2	552,136	26.07	11.1
Direct delivery	96,196	3.44	1.2	48,288	2.14	0.9	33,920	1.60	0.7
Other	285,935	10.22	3.5	181,165	8.05	3.4	145,551	6.87	2.9
Total	$8,076,331	$288.84	100.0%	$5,380,124	$238.99	100.0%	$4,991,188	$235.68	100.0%
The Missouri health plan's medical care costs, which are not included in the table above, amounted to $0.6 million, $1.5 million, and $105.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are incurred but not paid (IBNP). Our IBNP claims reserve, as reported in our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. For further information, see Note 11, "Medical Claims and Benefits Payable."
We report reinsurance premiums as medical care costs, while related reinsurance recoveries are reported as deductions from medical care costs. We limit our risk of catastrophic losses by maintaining high deductible reinsurance coverage. We do not consider this coverage to be material because the cost is not significant and the likelihood that coverage will apply is low.
Taxes Based on Premiums
Health Insurer Fee. The federal government under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act, or ACA) imposes an annual fee, or excise tax, on health insurers for each calendar year. The health insurer fee (HIF) is based on a company's share of the industry's net premiums written during the preceding calendar year, and is non-deductible for income tax purposes. We recognize expense for the HIF over the year on a straight-line basis. Because we primarily serve individuals in government-sponsored programs, we must secure additional reimbursement from our state partners for this added cost. We recognize the related revenue when we have obtained a contractual commitment from a state to reimburse us for the HIF; such HIF revenue is recognized ratably throughout the year.
Premium and Use Tax. Certain of our health plans are assessed a tax based on premium revenue collected. The premium revenues we receive from these states include the premium tax assessment. We have reported these taxes on a gross basis, as premium tax revenue and as premium tax expense in the consolidated statements of income.
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was recorded as of December 31, 2014, or 2013.
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
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes, nondeductible HIF expenses, nondeductible compensation and other general and administrative expenses. The effective tax rate may be subject to fluctuations during the year, particularly as a result of the mathematical impact of the level of pretax earnings, and also as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. For further discussion and disclosure, see Note 14, "Income Taxes."
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Funds Prime Series — Institutional Class, and the PFM Funds Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. As of December 31, 2014, and 2013, our investments with PFM amounted to approximately $321 million and $374 million, respectively. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. No investment that is in a loss position can be sold by our managers without our prior approval. Our investments consist solely of investment grade debt securities with a maximum maturity of 10 years and an average duration of three years or less. Restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Concentration of credit risk with respect to accounts receivable is limited due to payors consisting principally of the governments of each state in which our health plan subsidiaries operate.
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
Recent Accounting Pronouncements
Health Insurer Fee. In the first quarter of 2014, we adopted the guidance of the Financial Accounting Standards Board (FASB) related to accounting for the fees to be paid by health insurers to the federal government under the ACA, specifically the HIF. The HIF is imposed beginning in 2014, is based on a company's share of the industry's net premiums written during the preceding calendar year, and is payable on September 30 of each year. Effective January 1, 2014, we recorded our estimate of the 2014 liability to accounts payable and accrued liabilities. During the third quarter of 2014 we paid our 2014 HIF assessment, which amounted to $88.6 million.
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

3. Net Income per Share
The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	December 31,
	2014	2013	2012
	(In thousands)
Shares outstanding at the beginning of the period	45,871	46,762	45,815
Weighted-average number of shares:
Repurchased	—	(1,445)	(2)
Issued, 3.75% Notes and 3.75% Exchange (1)	566	—	—
Issued, share-based compensation	498	400	567
Denominator for basic net income per share	46,935	45,717	46,380
Effect of dilutive securities:
Share-based compensation	498	643	619
3.75% Notes and 3.75% Exchange (1)	907	502	—
Denominator for diluted net income per share	48,340	46,862	46,999

Potentially dilutive common shares excluded from calculations (2):
Stock options	—	51	87
1.125% Warrants	13,490	11,975	—
Restricted shares	—	—	304
_______________________________

(1)	For more information regarding the 3.75% Exchange and 3.75% Notes, refer to Note 12, "Long-Term Debt."

(2)
Potentially dilutive shares issuable pursuant to certain of our employee stock options, 1.125% Warrants (defined in Note 13, "Derivative Financial Instruments"), and 1.625% Notes (defined in Note 12, "Long-Term Debt") were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

4. Business Combinations
Health Plans Segment
Florida. In December 2014, our Florida health plan acquired certain assets relating to the Medicaid business of First Coast Advantage, LLC (FCA). As part of the transaction, we assumed FCA's Medicaid contract and certain provider agreements for Region 4 of the Statewide Medicaid Managed Care Managed Medical Assistance Program in the state of Florida. The Florida health plan's membership increased by approximately 62,000 members as a result of this transaction. We estimate that the final purchase price for this acquisition, to be settled in the first quarter of 2015, will be approximately $44.6 million.
In August 2014, our Florida health plan acquired certain assets relating to the Medicaid business of Healthy Palm Beaches, Inc. The final purchase price for this acquisition was $7.5 million. The Florida health plan's membership increased by approximately 11,000 members as a result of this transaction.
In connection with these transactions, we recorded goodwill amounting to $41.2 million, which relates to future economic benefits arising from expected synergies to be achieved. Such synergies include use of our existing infrastructure to support the added membership. The amount recorded as goodwill represents intangible assets that do not qualify for separate recognition as identifiable intangible assets. Goodwill is not amortized, but is subject to an annual impairment test. The entire amount recorded as goodwill is deductible for income tax purposes. We also recorded intangible assets in the following major classes: contract rights and licenses amounting to $5.8 million, and provider networks amounting to $5.0 million. Contract rights and licenses are amortized over a period of five years, and provider networks are amortized over a period of 10 years. The weighted-average amortization period, in the aggregate, is 7.3 years.
South Carolina. In July 2013, we entered into an agreement with Community Health Solutions of America, Inc. (CHS) to acquire certain assets, including rights to convert certain of CHS' Medicaid members covered by South Carolina's full-risk Medicaid managed care program. The conversion conditions under the agreement were satisfied by January 1, 2014, and on that date such Medicaid members were converted to the managed care program and enrolled with our South Carolina health plan. The total purchase price for the converted Medicaid membership amounted to $57.2 million, of which $49.7 million was paid in the first half of 2014, and $7.5 million was paid when the agreement was executed in 2013. The total amount paid included indemnification withhold funds transferred to restricted investments amounting to $5.7 million, which were released to CHS in January 2015.
Because the number of Medicaid members we would ultimately convert was unknown as of the acquisition date in 2013, we recorded a contingent consideration liability for such members to be settled when the final purchase price was known in the second quarter of 2014. In addition, we recorded a contingent consideration liability for dual-eligible members we expect to enroll in our Medicare-Medicaid Plan (MMP) implementation in South Carolina in 2015. The contingent consideration liability is remeasured to fair value at each quarter until the contingency is resolved with fair value adjustments, if any, recorded to operations. As of December 31, 2014, the fair value of the remaining contingent consideration liability for the MMP implementation amounted to $0.5 million. The aggregate contingent consideration liability fair value adjustments for the South Carolina transaction resulted in a gain of $5.2 million in the year ended December 31, 2014.
New Mexico. In August 2013, our New Mexico health plan acquired Lovelace Community Health Plan's contract for the state of New Mexico's Medicaid program. In addition to Lovelace's Medicaid members, we also added membership previously covered under New Mexico's State Coverage Insurance (SCI) program with Lovelace. Effective January 1, 2014, these SCI members were either enrolled in New Mexico's Medicaid program, or eligible to enroll in New Mexico's Marketplace. Because the number of SCI members we would ultimately retain was unknown as of the acquisition date in 2013, we recorded a contingent consideration liability for such members to be settled when the final purchase price was known in the second quarter of 2014. The aggregate contingent consideration liability fair value adjustments for the New Mexico transaction resulted in a gain of $1.5 million in the year ended December 31, 2014.
5. Fair Value Measurements
Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, other assets, trade accounts payable, medical claims and benefits payable, amounts due government agencies, long-term debt, and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities (excluding contingent consideration) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:
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
Level 3 — Unobservable Inputs
Derivative financial instruments. Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Notes Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of December 31, 2014 included our common stock price, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 13, "Derivative Financial Instruments," the 1.125% Call Option asset and the 1.125% Notes Conversion Option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
Contingent consideration liability. Such liability relates to our South Carolina health plan acquisition described in Note 4, "Business Combinations," and is recorded in accounts payable and accrued liabilities. We applied a cash flow analysis to determine the fair value of this liability. Significant unobservable inputs primarily related to the purchase price estimate for the projected membership.
Auction rate securities. Auction rate securities are designated as available-for-sale and are reported at fair value in other assets. To estimate the fair value of these securities we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of December 31, 2014.
Our financial instruments measured at fair value on a recurring basis at December 31, 2014, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$641,729	$—	$641,729	$—
Municipal securities	127,045	—	127,045	—
GSEs	122,269	122,269	—	—
U.S. treasury notes	59,543	59,543	—	—
Certificates of deposit	68,876	—	68,876	—
Auction rate securities	4,847	—	—	4,847
1.125% Call Option derivative asset	329,323	—	—	329,323
Total assets measured at fair value on a recurring basis	$1,353,632	$181,812	$837,650	$334,170

1.125% Notes Conversion Option derivative liability	$329,194	$—	$—	$329,194
Contingent consideration liability	500	—	—	500
Total liabilities measured at fair value on a recurring basis	$329,694	$—	$—	$329,694
Our financial instruments measured at fair value on a recurring basis at December 31, 2013, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$449,772	$—	$449,772	$—
Municipal securities	113,330	—	113,330	—
GSEs	68,817	68,817	—	—
U.S. treasury notes	37,376	37,376	—	—
Certificates of deposit	33,757	—	33,757	—
Auction rate securities	10,898	—	—	10,898
1.125% Call Option derivative asset	186,351	—	—	186,351
Total assets measured at fair value on a recurring basis	$900,301	$106,193	$596,859	$197,249

1.125% Notes Conversion Option derivative liability	$186,239	$—	$—	$186,239
Contingent consideration liabilities	57,548	—	—	57,548
Total liabilities measured at fair value on a recurring basis	$243,787	$—	$—	$243,787

The following table presents activity relating to our assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Changes in Level 3 Instruments
	Auction Rate Securities	Derivatives, Net	Contingent Consideration Liabilities
	(In thousands)
Balance at December 31, 2013	$10,898	$112	$(57,548)
Total gains for the period recognized in:
General and administrative expenses	—	—	6,699
Other expense, net	—	17	—
Other comprehensive income	249	—	—
Settlements	(6,300)	—	50,349
Balance at December 31, 2014	$4,847	$129	$(500)
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

	December 31, 2014
	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$435,330	$767,377	$—	$767,377	$—
1.625% Notes	268,767	337,292	—	337,292	—
	$704,097	$1,104,669	$—	$1,104,669	$—

	December 31, 2013
	Carrying	Total
	Amount	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$416,368	$572,627	$—	$572,627	$—
3.75% Notes	181,872	219,491	—	219,491	—
	$598,240	$792,118	$—	$792,118	$—
6. Investments
The following tables summarize our investments as of the dates indicated:

	December 31, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Corporate debt securities	$642,910	$201	$1,382	$641,729
Municipal securities	127,185	129	269	127,045
GSEs	122,317	34	82	122,269
U.S. treasury notes	59,546	30	33	59,543
Certificates of deposit	68,893	1	18	68,876
Subtotal - current investments	1,020,851	395	1,784	1,019,462
Auction rate securities	5,100	—	253	4,847
	$1,025,951	$395	$2,037	$1,024,309

	December 31, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Corporate debt securities	$450,162	$442	$832	$449,772
Municipal securities	114,126	119	915	113,330
GSEs	68,898	6	87	68,817
U.S. treasury notes	37,360	44	28	37,376
Certificates of deposit	33,756	2	1	33,757
Subtotal - current investments	704,302	613	1,863	703,052
Auction rate securities	11,400	—	502	10,898
	$715,702	$613	$2,365	$713,950
The contractual maturities of our investments as of December 31, 2014 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$448,880	$448,732
Due one year through five years	571,971	570,730
Due after ten years	5,100	4,847
	$1,025,951	$1,024,309
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the year ended December 31, 2014, 2013, and 2012 were insignificant.
For investments other than our auction rate securities, discussed below, we have determined that unrealized gains and losses at December 31, 2014, and 2013, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2014.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in thousands)
Corporate debt securities	$379,034	$1,151	265	$28,668	$231	10
Municipal securities	53,626	168	64	11,075	101	13
GSEs	75,025	69	22	2,986	13	3
U.S. treasury notes	19,199	33	13	—	—	—
Certificates of deposit	12,591	18	52	—	—	—
Auction rate securities	—	—	—	4,847	253	6
	$539,475	$1,439	416	$47,576	$598	32

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2013.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in thousands)
Corporate debt securities	$210,057	$802	91	$2,540	$30	3
Municipal securities	30,715	398	49	31,091	517	39
GSEs	53,308	87	21	—	—	—
U.S. treasury notes	12,037	28	11	—	—	—
Certificates of deposit	414	1	2	—	—	—
Auction rate securities	—	—	—	10,898	502	15
	$306,531	$1,316	174	$44,529	$1,049	57
Auction Rate Securities. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008, and such auctions have not resumed. Therefore, quoted prices in active markets have not been available since early 2008. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 16 years to 32 years. Considering the insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction rate securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at December 31, 2014. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $77.0 million of these instruments at par value.
For the years ended December 31, 2014, 2013 and 2012, we recorded unrealized gains of $0.2 million, $0.7 million and $1.6 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future impairment is other-than-temporary, we will record a charge to earnings as appropriate.

7. Receivables
Receivables consist primarily of amounts due from the various states in which we operate, which may be subject to potential retroactive adjustments. Because all of our receivable amounts are readily determinable and substantially all of our creditors are state governments, our allowance for doubtful accounts is immaterial. Accounts receivable increased as of December 31, 2014, primarily due to significant enrollment growth in 2014.

	December 31,
	2014	2013
	(In thousands)
California	$310,938	$148,654
Florida	2,141	2,901
Illinois	31,594	5,773
Michigan	19,880	15,253
New Mexico	49,609	17,056
Ohio	45,187	43,969
South Carolina	4,134	—
Texas	29,348	9,736
Utah	6,389	10,953
Washington	42,848	13,455
Wisconsin	8,102	8,087
Direct delivery and other	11,295	2,463
Total Health Plans segment	561,465	278,300
Molina Medicaid Solutions segment	34,991	20,635
	$596,456	$298,935
8. Property, Equipment, and Capitalized Software
A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2014	2013
	(In thousands)
Land	$15,514	$15,764
Building and improvements	195,405	165,670
Furniture and equipment	140,691	131,478
Capitalized software	266,782	187,105
	618,392	500,017
Less: accumulated depreciation and amortization on building and improvements, furniture and equipment	(129,161)	(103,918)
Less: accumulated amortization for capitalized software	(148,453)	(104,016)
	(277,614)	(207,934)
Property, equipment, and capitalized software, net	$340,778	$292,083
Depreciation recognized for building and improvements, and furniture and equipment was $34.6 million, $26.6 million, and $20.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of capitalized software was $58.7 million, $46.4 million, and $36.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Molina Center. We acquired the Molina Center in December 2011. Subsequently, in June 2013 we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of the Molina Center. Due to our continuing involvement with the leased property, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the property. See Note 12, "Long-Term Debt."

Future minimum rental income on noncancelable leases from third party tenants of the Molina Center is sublease rental income, and is reported in other revenue in our consolidated statements of income. The future minimum rental income is as follows:

(In thousands)
2015	$4,313
2016	4,035
2017	4,256
2018	4,116
2019	1,557
Thereafter	2,164
Total minimum future rentals	$20,441
9. Goodwill and Intangible Assets
The following table provides the details of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Net Balance
	(In thousands)
Intangible assets:
Contract rights and licenses	$182,228	$105,613	$76,615
Customer relationships	24,550	22,154	2,396
Contract backlog	23,600	22,540	1,060
Provider networks	18,401	9,199	9,202
Balance at December 31, 2014	$248,779	$159,506	$89,273
Intangible assets:
Contract rights and licenses	$176,428	$92,789	$83,639
Customer relationships	24,550	18,801	5,749
Contract backlog	23,600	19,624	3,976
Provider networks	13,370	7,863	5,507
Balance at December 31, 2013	$237,948	$139,077	$98,871
Based on the balances of our identifiable intangible assets as of December 31, 2014, we estimate that our intangible asset amortization will be $16.3 million in 2015, $14.4 million in 2016, $14.1 million in 2017, $13.8 million in 2018, and $9.2 million in 2019. For a presentation of our goodwill and intangible assets by reportable segment, refer to Note 21, "Segment Information."
The following table presents the balances of goodwill as of December 31, 2014 and 2013:

	December 31, 2013	Acquisitions	December 31, 2014
	(In thousands)
Goodwill, gross	$289,268	$41,226	$330,494
Accumulated impairment losses	(58,530)	—	(58,530)
Goodwill, net	$230,738	$41,226	$271,964
The change in the carrying amount of goodwill in 2014 was due to the acquisitions described in Note 4, "Business Combinations."

10. Restricted Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by state authorities in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. Additionally, in connection with a Molina Medicaid Solutions segment state contract, we maintain restricted investments as collateral for a letter of credit. The following table presents the balances of restricted investments:

	December 31,
	2014	2013
	(In thousands)
California	$373	$373
Florida	28,649	9,242
Illinois	311	310
Michigan	1,014	1,014
New Mexico	35,135	24,622
Ohio	12,719	9,080
South Carolina	6,040	310
Texas	3,500	3,500
Utah	3,601	3,301
Washington	151	151
Other	5,985	886
Total Health Plans segment	97,478	52,789
Molina Medicaid Solutions segment	5,001	10,304
	$102,479	$63,093
The contractual maturities of our held-to-maturity restricted investments as of December 31, 2014 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$101,017	$101,022
Due one year through five years	1,462	1,462
	$102,479	$102,484
11. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	December 31,
	2014	2013	2012
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$870,429	$424,173	$377,614
Pharmacy payable	71,412	45,037	38,992
Capitation payable	28,150	20,267	49,066
Other	230,531	180,310	28,858
	$1,200,522	$669,787	$494,530

"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Such non-risk provider payables amounted to $119.3 million and $151.3 million as of December 31, 2014 and 2013, respectively.
The following table presents the components of the change in our medical claims and benefits payable from continuing and discontinued operations combined for the periods indicated. The amounts presented for "Components of medical care costs related to: Prior periods" represent the amount by which our original estimate of medical claims and benefits payable at the beginning of the period were more than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balances at beginning of period	$669,787	$494,530	$402,476
Components of medical care costs related to:
Current period	8,122,885	5,434,443	5,136,055
Prior periods	(45,979)	(52,779)	(39,295)
Total medical care costs	8,076,906	5,381,664	5,096,760

Change in non-risk provider payables	(31,973)	111,267	(7,004)

Payments for medical care costs related to:
Current period	7,064,427	4,932,195	4,689,395
Prior periods	449,771	385,479	308,307
Total paid	7,514,198	5,317,674	4,997,702
Balances at end of period	$1,200,522	$669,787	$494,530

That portion of our total medical claims and benefits payable liability that is most subject to variability in the estimate is fee-for-service claims incurred but not paid (IBNP). Our IBNP, as included in medical claims and benefits payable, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors.
Assuming that our initial estimate of IBNP is accurate, we believe that amounts ultimately paid out would generally be between 8% and 10% less than the IBNP liability recorded at the end of the period as a result of the inclusion in that liability of the provision for adverse claims deviation and the accrued cost of settling those claims. Because the amount of our initial liability is merely an estimate (and therefore not perfectly accurate), we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will fall within the range of 8% to 10% lower than the liability that was initially recorded. Furthermore, because our initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate—we only know when the circumstances for any one or more factors are out of the ordinary.
The use of a consistent methodology in estimating our liability for claims and medical benefits payable minimizes the degree to which the under– or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate.
As indicated above, the amounts ultimately paid out on our medical claims and benefits payable liabilities in fiscal years 2014, 2013, and 2012 were less than what we had expected when we had established those liabilities. The differences between our original estimates and the amounts ultimately paid out (or now expected to be ultimately paid out) for the most part related to IBNP. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.

2014
We believe that the most significant factors that will determine the accuracy of our IBNP estimates at December 31, 2014 are:

•
The addition since January 1, 2014, of 385,000 members under Medicaid expansion in six of our health plans. Because these members are transitioning into managed care, and have different demographics than those of our legacy membership, we have little insight into their utilization of medical services. Additionally, as of December 31, 2014, we have relatively little medical claims payment history related to Medicaid expansion membership in Illinois, Michigan and Ohio because such members were enrolled in these states later in the year. Accordingly, our estimates of the claims liability for this population are subject to a higher degree of uncertainty.

•
The addition of approximately 6,000 to 8,000 members per month on a retroactive basis during the last several months of 2014 at our New Mexico health plan. Because we have no claims payment history for these members, our estimates of the claims liability for this population are subject to a higher degree of uncertainty. However, for these members, the state will reimburse the health plan for claims with dates of services during the retroactive period on a cost-plus basis (claims paid plus an administration fee).

•
The addition of new membership to our MMP and aged, blind or disabled (ABD) programs at several of our health plans whose benefits include a substantial amount of managed LTSS benefits. Because these are newer members with substantially different benefits than our legacy members, our estimates of the claims liability for this population are subject to a higher degree of uncertainty.

We recognized favorable prior period claims development in the amount of $46.0 million for the year ended December 31, 2014. This amount represents our estimate as of December 31, 2014, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2013 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

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

2013
We recognized favorable prior period claims development in the amount of $52.8 million for the year ended December 31, 2013. This amount represents our estimate as of December 31, 2013, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2012 was more than the amount that was ultimately paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

•
At our Washington health plan certain high-cost newborns, as well as other high-cost disabled members, were covered by the health plan effective July 1, 2012. At the end of 2012, we had limited claims history with which to estimate the claims liability of these members, and overstated the liability for such members.

•	At our New Mexico health plan, we overestimated the impact of certain high-dollar outstanding claim payments as of December 31, 2012.

•	At our Ohio health plan, we overestimated the impact of several potential high-dollar claims relating to our ABD members.
2012
Prior period claims development of our estimate as of December 31, 2011 through December 31, 2012 was favorable by $39.3 million.

12. Long-Term Debt
As of December 31, 2014, maturities of long-term debt for the years ending December 31 are as follows (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
1.125% Notes	$550,000	$—	$—	$—	$—	$—	$550,000
1.625% Notes (1)	301,551	—	—	—	—	—	301,551
	$851,551	$—	$—	$—	$—	$—	$851,551

(1)
The 1.625% Notes have a contractual maturity date in 2044; however, on specified dates beginning in 2018 as described below, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes, or we may redeem any or all of the 1.625% Notes.

1.125% Cash Convertible Senior Notes due 2020. In February 2013, we issued $550.0 million aggregate principal amount of 1.125% cash convertible senior notes (the 1.125% Notes) due January 15, 2020, unless earlier repurchased or converted. Interest on the 1.125% Notes is payable semiannually in arrears on January 15 and July 15 at a rate of 1.125% per annum.
The 1.125% Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 1.125% Notes; equal in right of payment to any of our unsecured indebtedness that is not subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our subsidiaries.
The 1.125% Notes are convertible only into cash, and not into shares of our common stock or any other securities. The initial conversion rate for the 1.125% Notes is 24.5277 shares of our common stock per $1,000 principal amount of the 1.125% Notes. This represents an initial conversion price of approximately $40.77 per share of our common stock. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Holders may convert their 1.125% Notes only under the following circumstances:

•
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

•
during the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of 1.125% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events; or

•
at any time on or after July 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.125% Notes, equal to the settlement amount, determined in the manner set forth in the indenture. We may not redeem the 1.125% Notes prior to the maturity date.

As of December 31, 2014, the 1.125% Notes were not convertible.
The 1.125% Notes contain an embedded cash conversion option (the 1.125% Notes Conversion Option), which was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Notes Conversion Option transaction settles or expires. The initial fair value liability of the 1.125% Notes Conversion Option simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 6%. As of December 31, 2014, we expect the 1.125% Notes to be outstanding until their maturity date, for a remaining amortization period of 5.0 years. The 1.125% Notes' if-converted value exceeded their principal amount by approximately $93 million as of December 31, 2014, and did not exceed their principal amount as of December 31, 2013.
3.75% Exchange. In August 2014, we entered into separate, privately negotiated, exchange agreements (the 3.75% Exchange) with certain holders of our outstanding 3.75% convertible senior notes due 2014 (the 3.75% Notes). In this transaction, we exchanged $176.6 million aggregate principal amount of the 3.75% Notes for $176.6 million principal amount of 1.625% convertible senior notes due 2044 (see further discussion below), approximately 1.7 million shares of our common stock, and payment of accrued interest on the exchanged 3.75% Notes. We did not receive any proceeds related to the 3.75% Exchange.
1.625% Convertible Senior Notes due 2044. In September 2014, we issued $125.0 million principal amount of 1.625% convertible senior notes (the 1.625% Notes) due August 15, 2044, unless earlier repurchased, redeemed or converted. Combined with the 1.625% Notes issued in connection with the 3.75% Exchange described above, the aggregate principal amount issued under the 1.625% Notes was $301.6 million.
Interest on the 1.625% Notes is payable semiannually in arrears on February 15 and August 15, at a rate of 1.625% per annum, beginning on February 15, 2015. In addition, beginning with the semiannual interest period commencing immediately following the interest payment date on August 15, 2018, contingent interest will accrue on the 1.625% Notes during any semiannual interest period in which certain conditions or events occur, or under certain events of default. For example, additional interest of 0.25% per year will be payable on the 1.625% Notes for any semiannual interest period for which the principal amount of 1.625% Notes outstanding is less than $100 million.
The proceeds from the issuance of the 1.625% Notes amounted to $122.6 million, including a premium of $0.6 million, and net of deferred issuance costs paid for both the 3.75% Exchange and the additional $125.0 million principal amount issued. In connection with aggregate principal amount of the 1.625% Notes, we have recorded total deferred issuance costs of approximately $6 million, which will be amortized over the expected term of the debt, as discussed further below.
The 1.625% Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 1.625% Notes; equal in right of payment to any of our unsecured indebtedness that is not subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our subsidiaries.
The initial conversion rate for the 1.625% Notes is 17.2157 shares of our common stock per $1,000 principal amount of the 1.625% Notes. This represents an initial conversion price of approximately $58.09 per share of our common stock. Upon conversion, we will pay cash and, if applicable, deliver shares of our common stock to the converting holder in an amount per $1,000 principal amount of 1.625% Notes equal to the settlement amount (as defined in the related indenture). Holders may convert their 1.625% Notes only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of 1.625% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events;

•	if we call any 1.625% Notes for redemption, at any time until the close of business on the business day immediately preceding the redemption date;

•	during the period from, and including, May 15, 2018 to the close of business on the business day immediately preceding August 19, 2018; or

•
at any time on or after February 15, 2044 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.625% Notes, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

As of December 31, 2014, the 1.625% Notes were not convertible.
We may not redeem the 1.625% Notes prior to August 19, 2018. On or after August 19, 2018, we may redeem for cash all or part of the 1.625% Notes, except for the 1.625% Notes we are required to repurchase in connection with a fundamental change or on any specified repurchase date. The redemption price for the 1.625% Notes will equal 100% of the principal amount of the 1.625% Notes being redeemed, plus accrued and unpaid interest. In addition, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes for cash on August 19, 2018, August 19, 2024, August 19, 2029, August 19, 2034 and August 19, 2039, in each case, at a specified price equal to 100% of the principal amount of the 1.625% Notes to be repurchased, plus accrued and unpaid interest.

Because the 1.625% Notes have cash settlement features, we have allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 1.625% Notes resulted in a debt discount that is amortized back to the 1.625% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. The expected life of the debt is approximately four years, beginning on the issuance date and ending on the first date we may redeem the notes in August 2018. As of December 31, 2014, we expect the 1.625% Notes to be outstanding until August 2018, for a remaining amortization period of 3.6 years. This has resulted in our recognition of interest expense on the 1.625% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5%. The outstanding 1.625% Notes’ if-converted value did not exceed their principal amount as of December 31, 2014. At December 31, 2014, the equity component of the 1.625% Notes, including the impact of deferred taxes, was $22.9 million.
3.75% Convertible Senior Notes due 2014. As described above, we entered into the 3.75% Exchange transaction in August 2014, under which we exchanged $176.6 million of the outstanding principal amount of the 3.75% Notes for the 1.625% Notes. The remaining $10.4 million principle amount was repaid in full in October 2014. In addition to the repayment of the outstanding principle balance, in early October 2014 we issued approximately 0.1 million shares to settle the 3.75% Notes' conversion feature.
The principal amounts, unamortized discount (net of premium related to 1.625% Notes), and net carrying amounts of the convertible senior notes were as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
December 31, 2014:
1.125% Notes	$550,000	$114,670	$435,330
1.625% Notes	301,551	32,784	268,767
	$851,551	$147,454	$704,097
December 31, 2013:
1.125% Notes	$550,000	$133,632	$416,368
3.75% Notes	187,000	5,128	181,872
	$737,000	$138,760	$598,240

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$12,504	$12,427	$7,012
Amortization of the discount	26,064	22,103	5,942
	$38,568	$34,530	$12,954
Lease Financing Obligations. In 2013 we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of the Molina Center located in Long Beach, California, and our Ohio health plan office building located in Columbus, Ohio. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated and amortized over their remaining useful lives. The lease financing obligation is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Rent will increase 3% per year through the initial term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest amounted to $12.5 million and $6.8 million for the year ended December 31, 2014 and 2013, respectively.
As described and defined in further detail in Note 18, "Related Party Transactions," we entered into a lease for office space in February 2013 consisting of two office buildings. We have concluded that we are the accounting owner of the buildings due to our continuing involvement with the properties. We have recorded $38.4 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of December 31, 2014, which represents the total cost incurred by the Landlord for the construction of the buildings, net of accumulated depreciation. As of December 31, 2014, the aggregate amount recorded to lease financing obligations, including the current portion, amounted to $40.6 million. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest expense for the years ended December 31, 2014, and 2013, was $3.2 million and $1.3 million, respectively. In addition to the capitalization of the costs incurred by the Landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, amounting to $1.1 million for the year ended December 31, 2014, and insignificant for the year ended December 31, 2013. For information regarding the future minimum lease obligation, refer to Note 20, "Commitments and Contingencies."
13. Derivative Financial Instruments
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

		December 31,
	Balance Sheet Location	2014	2013
		(In thousands)
Derivative asset:
1.125% Call Option	Non-current assets: Derivative asset	$329,323	$186,351

Derivative liability:
1.125% Notes Conversion Option	Non-current liabilities: Derivative liability	$329,194	$186,239
Our derivative financial instruments do not qualify for hedge treatment, therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of income, and reported in other expense, net. Gains and losses for our derivative financial instruments are presented individually in the consolidated statements of cash flows, supplemental cash flow information.
1.125% Notes Call Spread Overlay. Concurrent with the issuance of the 1.125% Notes in 2013 as described in Note 12, "Long-Term Debt," we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes (the Counterparties). We refer to these transactions collectively as the Call Spread Overlay. Under the Call Spread Overlay, the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by proceeds from the sale of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes.
1.125% Call Option. The 1.125% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to cash settlement features until the 1.125% Call Option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Call Option, refer to Note 5, "Fair Value Measurements."
1.125% Notes Conversion Option. The embedded cash conversion option within the 1.125% Notes is accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Notes Conversion Option, refer to Note 5, "Fair Value Measurements."
Interest Rate Swap. In 2012, we entered into a $42.5 million notional amount interest rate swap, which was intended to reduce our exposure to fluctuations in the contractual variable interest rates under our term loan agreement that was repaid in June 2013. In June 2013, we settled the interest rate swap for $0.9 million.

14. Income Taxes
The provision for income taxes for continuing operations consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$72,040	$66,883	$23,019
State	3,038	581	1,254
Total current	75,078	67,464	24,273
Deferred:
Federal	(72)	(25,498)	(9,205)
State	(2,280)	(5,650)	(4,555)
Total deferred	(2,352)	(31,148)	(13,760)
	$72,726	$36,316	$10,513
A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	(0.5)	(9.2)
Change in unrecognized tax benefits	(0.1)	(3.7)	0.7
Nondeductible health insurer fee (HIF)	22.9	—	—
Nondeductible compensation	(4.1)	9.6	6.2
Nondeductible lobbying	(0.3)	1.6	4.2
Nondeductible fair value of 1.125% Warrants	—	2.4	—
Change in fair value of contingent consideration liabilities	—	(0.3)	4.8
Other	—	0.7	3.3
Effective tax rate	53.8%	44.8%	45.0%
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
During 2014, the Internal Revenue Service (IRS) issued final regulations related to compensation deduction limitations applicable to certain health insurance issuers. Pursuant to these final regulations, we reversed amounts treated as nondeductible in 2013 and recognized a tax benefit during 2014.
During 2014, 2013, and 2012, excess tax benefits from share-based compensation amounted to $3.0 million, $1.6 million, and $3.1 million, respectively. These amounts were recorded as a decrease to income taxes payable and an increase to additional paid-in capital.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability. Significant components of our deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(In thousands)
Accrued expenses	$13,323	$19,545
Reserve liabilities	2,487	1,712
State taxes	(134)	(1,323)
Other accrued medical costs	3,800	2,540
Net operating losses	27	27
Unrealized losses	444	380
Unearned premiums	21,749	10,543
Prepaid expenses	(5,920)	(5,354)
Basis in debt	(210)	(2,162)
Deferred compensation	5,252	2,087
Other, net	(244)	(928)
Valuation allowance	(1,042)	(511)
Deferred tax asset, net of valuation allowance — current	39,532	26,556
Reserve liabilities	2,017	1,909
State tax credit carryover	8,157	7,027
Net operating losses	3,138	2,326
Unrealized losses	181	286
Depreciation and amortization	(57,068)	(40,433)
Deferred compensation	4,405	3,404
Lease financing obligation	34,084	27,543
Basis in debt	(14,724)	466
Other, net	(96)	(24)
Valuation allowance	(4,365)	(3,084)
Deferred tax liability, net of valuation allowance — long term	(24,271)	(580)
Net deferred income tax asset	$15,261	$25,976
At December 31, 2014, we had federal and state net operating loss carryforwards of $0.2 million and $84.0 million, respectively. The federal net operating loss begins expiring in 2018, and state net operating losses begin expiring in 2015. The utilization of the net operating losses is subject to certain limitations under federal law.
At December 31, 2014, we had California enterprise zone tax credit carryovers of $12.5 million which expire in 2024.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2014, $5.4 million of deferred tax assets did not satisfy the recognition criteria due to uncertainty regarding the realization of some of our state tax operating loss carryforwards. Therefore, we increased our valuation allowance by $1.8 million, from $3.6 million at December 31, 2013, to $5.4 million as of December 31, 2014.
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

The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Gross unrecognized tax benefits at beginning of period	$(8,030)	$(10,622)	$(10,712)
Increases in tax positions for prior years	—	—	(441)
Decreases in tax positions for prior years	—	3,615	320
Increases in tax positions for current year	(777)	(2,084)	—
Decreases in tax positions for current year	—	886	—
Settlements	5,960	—	—
Lapse in statute of limitations	253	175	211
Gross unrecognized tax benefits at end of period	$(2,594)	$(8,030)	$(10,622)
The total amount of unrecognized tax benefits at December 31, 2014, 2013 and 2012 that, if recognized, would affect the effective tax rates is $1.6 million, $5.7 million and $7.4 million, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $0.1 million due to the normal expiration of statutes of limitation.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2014, and 2013 were insignificant.
We are under examination by the IRS for calendar year 2011 and may be subject to examination for calendar years 2012 through 2014. We are under examination, or may be subject to examination, in certain state and local jurisdictions, with the major jurisdictions being California, Utah, and Michigan, for the years 2010 through 2014.
15. Stockholders' Equity
Stockholders' equity increased $117.5 million during the year ended December 31, 2014. The increase was due to net income of $62.2 million, $22.0 million related to 1.625% Notes and 3.75% Exchange, $33.2 million related to share-based compensation transactions, and $0.1 million related to other comprehensive income.
3.75% Exchange and 3.75% Notes. As described in Note 12, "Long-Term Debt," we issued approximately 1.8 million shares in connection with the 3.75% Exchange, and the 3.75% Notes settlement in 2014; additionally, we issued approximately 81,000 shares of common stock for services rendered in connection with the 3.75% Exchange.
1.125% Warrants. In connection with the 1.125% Notes Call Spread Overlay transaction described in Note 13, "Derivative Financial Instruments," we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.125% Warrants. We will not receive any additional proceeds if the 1.125% Warrants are exercised.
Securities Repurchases. In connection with the issuance and settlement of the 1.125% Notes, we used a portion of the net proceeds from the offering to repurchase $50 million of our common stock in negotiated transactions with institutional investors in the offering, concurrently with the pricing of the offering. In February 2013, we repurchased a total of 1,624,959 shares at $30.77 per share, which was our closing stock price on that date.
Securities Repurchase Programs. Effective as of February 25, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and market conditions. This newly authorized repurchase program extends through December 31, 2015.
Effective as of September 30, 2013, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. Under this program, we purchased approximately 85,000 shares of our common stock for $2.7 million (average cost of $31.28 per share) during November 2013. This repurchase program expired December 31, 2014.

Shelf Registration Statement. In May 2012, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.
Stock Plans. In connection with the stock plans described in Note 17, "Share-Based Compensation," we issued approximately 840,000, and 820,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the years ended December 31, 2014 and 2013, respectively.
16. Employee Benefits
We sponsor a defined contribution 401(k) plan that covers substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plan totaled $21.2 million, $12.8 million and $10.7 million in the years ended December 31, 2014, 2013, and 2012, respectively.
We also have a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.
17. Share-Based Compensation
At December 31, 2014, we had employee equity incentives outstanding under two plans: (1) the 2011 Equity Incentive Plan (2011 Plan); and (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded).
The 2011 Plan provides for the award of stock options, restricted shares and units, performance shares and units, and stock bonuses to the company’s officers, employees, directors, consultants, advisers, and other service providers. The 2011 Plan allows for the issuance of 4.5 million shares of common stock.
In March 2014, our named executive officers were granted a total of 356,292 restricted shares with service, market, and performance conditions. In the event the vesting conditions are not achieved, the awards shall lapse. As of December 31, 2014, we expect the performance conditions to be met in full.
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
Under our employee stock purchase plan (ESPP), eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using the Black-Scholes option pricing model. For the years ended December 31, 2014, 2013, 2012, the inputs to this model were as follows: risk-free interest rates ranging from approximately 0.1% to 0.2%; expected volatilities ranging from approximately 30% to 50%, dividend yields of 0%, and an average expected life of 0.5 years. We issued approximately 327,200, 299,600 and 277,400 shares of our common stock under the ESPP during the years ended December 31, 2014, 2013, and 2012, respectively. The 2011 ESPP allows for the issuance of three million shares of common stock.
The following table illustrates the components of our share-based compensation expense that are reported in general and administrative expenses in the consolidated statements of income:

	Year Ended December 31,
	2014		2013		2012
	(In thousands)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
Restricted stock and performance awards	$18,535	$11,936	$26,116	$22,489	$18,106	$12,943
Employee stock purchase plan and stock options	3,192	2,352	2,578	2,012	1,912	1,613
	$21,727	$14,288	$28,694	$24,501	$20,018	$14,556
As of December 31, 2014, there was $24.5 million of total unrecognized compensation expense related to unvested restricted share awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 1.7 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 4.0% as of December 31,

2014. Also as of December 31, 2014, there was $0.3 million of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.0 year.
Restricted and performance stock activity for the year ended December 31, 2014 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2013	1,299,852	$29.03
Granted - restricted stock	420,352	38.06
Granted - performance stock	249,402	34.61
Vested - restricted stock	(423,970)	26.70
Vested - performance stock	(199,948)	30.18
Forfeited	(63,616)	31.31
Unvested balance as of December 31, 2014	1,282,072	33.55
The total fair value of restricted and performance awards granted during the year ended December 31, 2014, 2013, and 2012 was $25.4 million, $33.3 million, and $16.2 million, respectively. The total fair value of restricted awards, including those with performance and market conditions which vested during the year ended December 31, 2014, 2013, and 2012 was $23.7 million, $22.3 million, and $25.4 million, respectively.
The weighted-average grant date fair value per share of the performance awards with vesting conditions based on one-year Total Stockholder Return (TSR) was $27.25. We estimated the fair value on the grant date using a Monte Carlo Simulation to project TSR over the performance period using correlations and volatilities of the ISS peer group. Additional inputs included a risk-free interest rate of 0.1%, dividend yield of 0%, and an expected life of 0.8 years. The weighted-average grant date fair value per share of the performance awards with vesting conditions based on three-year TSR, as described above, was $26.60. Additional inputs included a risk-free interest rate of 0.5%, dividend yield of 0%, and an expected life of 2.8 years.
The total fair value of restricted stock units granted during the year ended December 31, 2012 was $0.3 million with a weighted average grant date fair value of $35.01. These restricted stock units vested during 2013. No restricted stock units were granted in 2014 and 2013 and there were no outstanding restricted stock units as of December 31, 2014.
Stock option activity for the year ended December 31, 2014 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In thousands)	(Years)
Stock options outstanding as of December 31, 2013	379,221	$24.14
Exercised	(122,523)	24.93
Stock options outstanding as of December 31, 2014	256,698	23.77	$7,640	3.3
Stock options exercisable and expected to vest as of December 31, 2014	256,698	23.77	$7,640	3.3
Exercisable as of December 31, 2014	221,698	22.26	$6,932	2.5
The weighted-average grant date fair value per share of the stock options awarded to the new members of our board of directors during 2013 was $14.67. The weighted-average grant date fair value per share of the stock option awarded to the director appointed during 2012 was $13.97. We estimate the fair value of each stock option award on the grant date using the Black-Scholes option pricing model. To determine the fair value of these stock options we applied risk-free interest rates of 1.1% to 1.4%, expected volatilities of 41.3% to 43.0%, dividend yields of 0%, and expected lives of 6 years to 7 years. No stock options were granted in 2014.

The total intrinsic value of options exercised during the year ended December 31, 2014, 2013, and 2012 was $2.1 million, $1.2 million, and $2.0 million, respectively. The following is a summary of information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$19.11	46,148	1.1	$19.11	46,148	$19.11
$20.88	139,500	2.2	20.88	139,500	20.88
$22.86 – $34.82	71,050	6.9	32.46	36,050	31.66
	256,698			221,698
18. Related Party Transactions
In February 2013, the Parent (as defined in Note 23, "Condensed Financial Information of Registrant,") entered into a lease with 6th & Pine Development, LLC (the Landlord) for two office buildings, referred to as Building A and Building B, in Long Beach, California. The lease term for Building A commenced in June 2013, and the lease term for Building B commenced in July 2014.
The principal members of the Landlord are John C. Molina, our chief financial officer and a director of the Company, and his wife. In addition, in connection with the development of the buildings being leased, John C. Molina has pledged shares of common stock in the Company that he holds. Dr. J. Mario Molina, our chief executive officer, president and chairman of the board of directors, holds a partial interest in such shares as trust beneficiary.
Effective October 31, 2014, the Parent entered into the First Amendment to Office Building Lease (the Amended Lease) with the Landlord. The Amended Lease reduced the annual rent escalator under the original lease from 3.75% per year to 3.4% per year. The Amended Lease also extended the initial base term of the original lease by five years such that the Amended Lease will now expire on December 31, 2029, unless extended or earlier terminated. The Amended Lease also converted the original lease from a full service gross lease to a triple-net lease. For information regarding the future minimum lease payments, refer to Note 20, "Commitments and Contingencies." For information regarding the lease financing obligation, refer to Note 12, "Long-Term Debt."
Refer to Note 19, "Variable Interest Entities," for a discussion of the Joseph M. Molina, M.D. Professional Corporations.
19. Variable Interest Entities
Joseph M. Molina M.D., Professional Corporations
The Joseph M. Molina, M.D. Professional Corporations (JMMPC) were created in 2012 to further advance our direct delivery business. JMMPC's sole shareholder is Dr. J. Mario Molina, our chief executive officer, president, and chairman of the board of directors. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. JMMPC provides primary care medical services through its employed physicians and other medical professionals. Beginning in the fourth quarter of 2014, JMMPC also provided certain specialty referral services to our California health plan members through a contracted provider network. Substantially all of the individuals served by JMMPC are members of our health plans. JMMPC does not have agreements to provide professional medical services with any other entities.
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
We have determined that JMMPC is a variable interest entity (VIE), and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of December 31, 2014, JMMPC had total assets of $31.1 million, and total liabilities of $30.8 million. As of December 31, 2013, JMMPC had total assets of $6.9 million, and total liabilities of $6.6 million.
Our maximum exposure to loss as a result of our involvement with JMMPC is generally limited to the amounts needed to fund JMMPC's ongoing payroll and employee benefits. Additionally, in connection with specialty referral services provided beginning in 2014, our exposure to loss includes medical care costs associated with such services. We believe that such loss exposures will be immaterial to our consolidated operating results and cash flows for the foreseeable future.
New Markets Tax Credit
In 2011, our New Mexico data center subsidiary entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC (Wells Fargo), its wholly owned subsidiary New Mexico Healthcare Data Center Investment Fund, LLC (Investment Fund), and certain of Wells Fargo's affiliated Community Development Entities (CDEs), in connection with our participation in the federal government's New Markets Tax Credit Program (NMTC). The NMTC was established by Congress in 2000 to facilitate new or increased investments in businesses and real estate projects in low-income communities. The NMTC attracts investment capital to low-income communities by permitting investors to receive a tax credit against their federal income tax return in exchange for equity investments in specialized financial institutions, called CDEs, which provide financing to qualified active businesses operating in low-income communities. The credit amounts to 39% of the original investment amount and is claimed over a period of seven years (five percent for each of the first three years, and six percent for each of the remaining four years). The investment in the CDE cannot be redeemed before the end of the seven-year period.
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
Because we are the primary beneficiary of the VIE, we have included it in our consolidated financial statements. Wells Fargo's contribution of $5.9 million is included in cash at December 31, 2014 and December 31, 2013 and the offsetting Wells Fargo's interest in the financing arrangement is included in other liabilities in the accompanying consolidated balance sheets.
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

20. Commitments and Contingencies
Certain Leasing Transactions. As described in Note 12, "Long-Term Debt," we entered into certain leasing transactions that have been classified as lease financing obligations. Such leases have initial terms that range from 16.5 years to 25 years. Additionally, the leases provide for renewal options ranging from 10 years to 25 years in aggregate.
Operating Leases. We lease administrative and clinic facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2023. Facility lease terms generally range from five to 10 years with one to two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the lease period. Certain of our leases contain rent escalation clauses or lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the lease term.
Future minimum lease payments by year and in the aggregate under all operating leases and lease financing obligations consist of the following approximate amounts:

	Lease Financing Obligations	Lease Financing Obligations - Related Party	Operating Leases	Total
	(In thousands)
2015	$11,397	$5,346	$29,142	$45,885
2016	11,739	5,528	22,989	40,256
2017	12,091	5,715	21,602	39,408
2018	12,454	5,910	20,296	38,660
2019	12,828	6,111	12,777	31,716
Thereafter	320,447	73,784	15,229	409,460
	$380,956	$102,394	$122,035	$605,385
Rental expense related to operating leases amounted to $32.4 million, $24.5 million, and $20.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. The amounts reported in "Lease Financing Obligations," and "Lease Financing Obligations - Related Party," above represent our contractual lease commitments for the properties described in Note 12, "Long-Term Debt" under the subheading "Lease Financing Obligations." Payments under these leases adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income.
Employment Agreements. In 2002 we entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, which were amended and restated in 2009. These employment agreements had initial terms of one to three years and are subject to automatic one-year extensions thereafter. Should the executives be terminated without cause or resign for good reason before a change of control, as defined, we will pay one year’s base salary and termination bonus, as defined, in addition to full vesting of stock-based awards, and a cash payment for health and welfare benefits.
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
State of Louisiana. On June 26, 2014, the state of Louisiana filed a Petition for Damages against Molina Medicaid Solutions, Molina Healthcare, Inc., Unisys Corporation, and Paramax Systems Corporation, a subsidiary of Unisys, in the Parish of Baton Rouge, 19th Judicial District, versus number 631612. The Petition alleges that between 1989 and 2012, the defendants utilized an incorrect reimbursement formula for the payment of pharmaceutical claims. We believe we have several meritorious defenses to the claims of the state, and any liability for the alleged claims is not currently probable or reasonably estimable.
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
United States of America, ex rel., Anita Silingo v. Mobile Medical Examination Services, Inc., et al. On or around October 14, 2014, Molina Healthcare of California, Molina Healthcare of California Partner Plan, Inc., Mobile Medical Examination Services, Inc. (MedXM), and other health plan defendants were served with a Complaint previously filed under seal in the Central District Court of California by relator, Anita Silingo, Case No. SACV13-1348-FMO(SHx). The Complaint alleges that MedXM improperly modified medical records and otherwise took inappropriate steps to increase members’ risk adjustment scores, and that the defendants, including Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc., purportedly turned a “blind eye” to these unlawful practices. The Department of Justice has declined to intervene. We believe that we have several meritorious defenses to the claims of the relator, and any liability for the alleged claims is not currently probable or reasonably estimable.
Professional Liability Insurance. We carry medical professional liability insurance for health care services rendered in the primary care and hospital institutions that we manage. In addition, we also carry errors and omissions insurance for all Molina entities.
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
Regulatory Capital and Dividend Restrictions. Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements upon us that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $859 million at December 31, 2014, and $608 million at December 31, 2013. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $202.6 million and $365.2 million as of December 31, 2014, and 2013, respectively.
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
As of December 31, 2014, our health plans had aggregate statutory capital and surplus of approximately $955 million compared with the required minimum aggregate statutory capital and surplus of approximately $541 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2014, with the exception of our Florida health plan, which was funded in February 2015 to meet the minimum capital requirement. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
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

We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources. The accounting policies of the segments are the same as those described in Note 2, "Significant Accounting Policies." For presentation purposes, the cost of centralized services is reported within the Health Plans segment.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue, continuing operations:
Health Plans segment:
Premium revenue	$9,022,511	$6,179,170	$5,544,121
Premium tax revenue	294,388	172,017	158,991
Health insurer fee revenue	119,484	—	—
Investment income	8,093	6,890	5,075
Other revenue	12,074	26,322	18,312
Molina Medicaid Solutions segment:
Service revenue	210,051	204,535	187,710
	$9,666,601	$6,588,934	$5,914,209

Depreciation and amortization reported in the consolidated statements of cash flows:
Health Plans segment	$89,438	$67,446	$58,577
Molina Medicaid Solutions segment	44,966	26,420	20,187
	$134,404	$93,866	$78,764
Income from continuing operations before income tax expense:
Health Plans segment	$150,090	$103,931	$17,366
Molina Medicaid Solutions segment	42,827	32,629	23,727
Operating income, continuing operations	192,917	136,560	41,093
Other expenses, net	57,613	55,414	17,714
	$135,304	$81,146	$23,379

	As of December 31,
	2014	2013	2012
	(In thousands)
Goodwill and intangible assets, net:
Health Plans segment	$286,459	$248,562	$139,710
Molina Medicaid Solutions segment	74,778	81,047	89,089
	$361,237	$329,609	$228,799
Total assets:
Health Plans segment	$4,270,870	$2,809,439	$1,702,212
Molina Medicaid Solutions segment	206,345	193,498	232,610
	$4,477,215	$3,002,937	$1,934,822
Goodwill and intangible assets increased in the Health Plans segment due to the acquisitions described in Note 4, "Business Combinations."

22. Quarterly Results of Operations (Unaudited)
The following table summarizes quarterly unaudited results of operations for the years ended December 31, 2014 and 2013. As described in Note 1, "Basis of Presentation," the results of the Missouri health plan are reported as discontinued operations for all periods presented. For further information relating to our segment reporting, refer to Note 21, "Segment Information."

	For The Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per-share data)
Premium revenue	$1,940,337	$2,167,142	$2,316,759	$2,598,273
Service revenue	53,630	50,232	52,557	53,632
Operating income, Health Plans segment	14,019	21,986	29,874	84,211
Operating income, Molina Medicaid Solutions segment	10,248	10,441	9,905	12,233

Income from continuing operations	$4,834	$7,741	$16,070	$33,933
(Loss) income from discontinued operations	(336)	70	52	(141)
Net income	$4,498	$7,811	$16,122	$33,792

Net income per share (1):
Basic	$0.10	$0.17	$0.34	$0.70
Diluted	$0.09	$0.16	$0.33	$0.69

	For The Quarter Ended
	March 31, 2013	June 30, 2013 (2)	September 30, 2013	December 31, 2013
	(In thousands, except per-share data)
Premium revenue	$1,497,433	$1,501,729	$1,584,656	$1,595,352
Service revenue	49,756	49,672	51,100	54,007
Operating income (loss), Health Plans segment	61,520	40,151	16,929	(14,669)
Operating income, Molina Medicaid Solutions segment	6,353	6,295	7,997	11,984

Income (loss) from continuing operations	$30,522	$15,796	$7,553	$(9,041)
(Loss) income from discontinued operations	(607)	8,775	16	(85)
Net income (loss)	$29,915	$24,571	$7,569	$(9,126)

Net income (loss) per share (1):
Basic	$0.65	$0.54	$0.17	$(0.20)
Diluted	$0.64	$0.53	$0.16	$(0.20)
_______________________________

(1)
Potentially dilutive shares issuable pursuant to our 1.125% Warrants and 1.625% Notes were not included in the computation of diluted net income per share, because to do so would have been anti-dilutive. Potentially dilutive shares issuable pursuant to our 3.75% Notes were not included in the computation of diluted net income per share for the quarter ended March 31, 2013, because to do so would have been anti-dilutive.

(2)
We abandoned our equity interests in the Missouri health plan during the second quarter of 2013, resulting in the recognition of a tax benefit of $9.5 million, which is reported in (loss) income from discontinued operations.

23. Condensed Financial Information of Registrant
Following are our parent company only condensed balance sheets as of December 31, 2014 and 2013, and our condensed statements of income, condensed statements of comprehensive income and condensed statements of cash flows for each of the three years in the period ended December 31, 2014.
Condensed Balance Sheets

	December 31,
	2014	2013
	(Amounts in thousands, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$74,696	$99,698
Investments	126,439	262,665
Income tax refundable	13,413	8,403
Deferred income taxes	8,546	10,073
Due from affiliates	17,567	35,928
Prepaid expenses and other current assets	36,143	28,387
Total current assets	276,804	445,154
Property, equipment, and capitalized software, net	265,110	225,522
Goodwill and intangible assets, net	64,972	68,902
Investments in subsidiaries	1,376,613	992,998
Deferred income taxes	2,824	17,245
Derivative asset	329,323	186,351
Advances to related parties and other assets	57,263	52,615
	$2,372,909	$1,988,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$106,212	$109,388
Long-term debt	865,148	757,770
Lease financing obligations - related party	40,241	27,092
Derivative liability	329,194	186,239
Other long-term liabilities	21,672	15,361
Total liabilities	1,362,467	1,095,850
Stockholders' equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding:
49,727 shares at December 31, 2014 and 45,871 shares at December 31, 2013	50	46
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	396,059	340,848
Accumulated other comprehensive loss	(1,019)	(1,086)
Retained earnings	615,352	553,129
Total stockholders' equity	1,010,442	892,937
	$2,372,909	$1,988,787

Condensed Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue:
Management fees and other operating revenue	$703,710	$599,049	$406,981
Investment income	2,218	2,768	550
Total revenue	705,928	601,817	407,531
Expenses:
Medical care costs	46,437	37,862	33,102
General and administrative expenses	582,587	503,781	367,606
Depreciation and amortization	72,995	51,562	38,794
Total operating expenses	702,019	593,205	439,502
Operating income (loss)	3,909	8,612	(31,971)
Interest expense	56,728	50,508	14,469
Other expense	844	3,811	—
Loss before income taxes and equity in net income of subsidiaries	(53,663)	(45,707)	(46,440)
Income tax benefit	(26,776)	(15,455)	(15,779)
Net loss before equity in net income of subsidiaries	(26,887)	(30,252)	(30,661)
Equity in net income of subsidiaries	89,110	83,181	40,451
Net income	$62,223	$52,929	$9,790

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$62,223	$52,929	$9,790
Other comprehensive income (loss):
Unrealized investment gain (loss)	108	(1,015)	1,529
Effect of income tax expense (benefit)	41	(386)	581
Other comprehensive income (loss), net of tax	67	(629)	948
Comprehensive income	$62,290	$52,300	$10,738

Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities:
Net cash provided by operating activities	$73,674	$62,602	$20,611
Investing activities:
Capital contributions to subsidiaries	(292,232)	(166,112)	(100,221)
Dividends received from subsidiaries	—	24,429	101,800
Purchases of investments	(128,996)	(362,927)	(1,905)
Proceeds from sales and maturities of investments	263,479	97,713	4,067
Proceeds from sale of subsidiary, net of cash surrendered	—	—	9,162
Purchases of equipment	(93,610)	(76,873)	(61,813)
Change in amounts due to/from affiliates	16,054	(5,888)	5,187
Other, net	7,640	(6,175)	(1,342)
Net cash used in investing activities	(227,665)	(495,833)	(45,065)
Financing activities:
Proceeds from issuance of convertible senior notes, net of financing costs paid	122,625	537,973	—
Proceeds from sale-leaseback transactions	—	158,694	—
Purchase of call option	—	(149,331)	—
Proceeds from issuance of warrants	—	75,074	—
Treasury stock repurchases	—	(52,662)	(3,000)
Principal payment on term loan of subsidiary	—	(46,963)	—
Repayment of amount borrowed under credit facility	—	(40,000)	(20,000)
Proceeds from employee stock plans	14,040	9,402	8,205
Principal payments on convertible senior notes	(10,449)	—	—
Amount borrowed under credit facility	—	—	60,000
Other, net	2,773	1,674	3,667
Net cash provided by financing activities	128,989	493,861	48,872
Net (decrease) increase in cash and cash equivalents	(25,002)	60,630	24,418
Cash and cash equivalents at beginning of year	99,698	39,068	14,650
Cash and cash equivalents at end of year	$74,696	$99,698	$39,068

Notes to Condensed Financial Information of Registrant
Note A - Basis of Presentation
Molina Healthcare, Inc. (the Registrant, or the Parent), was incorporated on July 24, 2002. Prior to that date, Molina Healthcare of California (formerly known as Molina Medical Centers) operated as a California health plan and as the parent company for Molina Healthcare of Utah, Inc., Molina Healthcare of Michigan, Inc., and Molina Healthcare of Washington, Inc. In June 2003, the employees and operations of the corporate entity were transferred from Molina Healthcare of California to the Registrant.
The Registrant's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The accompanying condensed financial information of the Registrant should be read in conjunction with the consolidated financial statements and accompanying notes.
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries' ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2014, 2013, and 2012 for these services amounted to $691.6 million, $592.1 million, and $406.4 million, respectively, and are included in operating revenue.
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
Note C - Dividends and Capital Contributions
During 2013 and 2012, the Registrant received dividends from its subsidiaries. Such amounts have been recorded as a reduction to the investments in the respective subsidiaries.
During 2014, 2013, and 2012, the Registrant made capital contributions to certain subsidiaries primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries, net of insignificant returns of capital.
Note D - Related Party Transactions
The Registrant's related party transactions are described in Note 18, "Related Party Transactions."

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A.  Controls and Procedures
Disclosure Controls and Procedures: Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the "Exchange Act"). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, and to process, summarize and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.
Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.  Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Molina Healthcare, Inc.
We have audited Molina Healthcare, Inc.’s (the "Company’s") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Molina Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2015

PART III
Item 10.  Directors, Executive Officers, and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and will also appear in our definitive proxy statement for our 2015 Annual Meeting of Stockholders. The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings "Election of Directors," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11.  Executive Compensation
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2014)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	256,698	(1)	$23.77	4,529,223	(2)
_______________________________

(1)	Options to purchase shares of our common stock issued under the 2002 Equity Incentive Plan and 2011 Equity Incentive Plan. Further grants under the 2002 Equity Incentive Plan have been suspended.

(2)	Includes shares remaining available to issue under the 2011 Equity Incentive Plan, and the 2011 Employee Stock Purchase Plan.
The remaining information required by Item 403 of Regulation S-K will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings "Related Party Transactions," "Corporate Governance," and "Director Independence" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Additionally, refer to Part II, Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 18, "Related Party Transactions," and Note 19, "Variable Interest Entities," under the subheading "Joseph M. Molina M.D., Professional Corporations."
Item 14.  Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A will be included under the heading "Disclosure of Auditor Fees" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2015.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Molina
Joseph M. Molina, M.D. (Dr. J. Mario Molina)
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Molina	Chairman of the Board, Chief Executive Officer, and President	February 26, 2015
Joseph M. Molina, M.D.	(Principal Executive Officer)

/s/ John C. Molina	Director, Chief Financial Officer, and Treasurer	February 26, 2015
John C. Molina, J.D.	(Principal Financial Officer)

/s/ Joseph W. White	Chief Accounting Officer	February 26, 2015
Joseph W. White	(Principal Accounting Officer)

/s/ Garrey E. Carruthers	Director	February 26, 2015
Garrey E. Carruthers, Ph.D.

/s/ Daniel Cooperman	Director	February 26, 2015
Daniel Cooperman

/s/ Charles Z. Fedak	Director	February 26, 2015
Charles Z. Fedak

/s/ Steven G. James	Director	February 26, 2015
Steven G. James

/s/ Frank E. Murray	Director	February 26, 2015
Frank E. Murray, M.D.

/s/ Steven J. Orlando	Director	February 26, 2015
Steven J. Orlando

/s/ Ronna E. Romney	Director	February 26, 2015
Ronna E. Romney

/s/ John P. Szabo, Jr.	Director	February 26, 2015
John P. Szabo, Jr.

/s/ Dale B. Wolf	Director	February 26, 2015
Dale B. Wolf

INDEX TO EXHIBITS
The following exhibits, which are furnished with this annual report or incorporated herein by reference, are filed as part of this annual report.
The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement. The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10-K not misleading.

Number	Description	Method of Filing
1.1
Purchase Agreement, dated as of February 11, 2013, among Molina Healthcare, Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the Initial Purchasers
Filed as Exhibit 1.1 to registrant's Form 8-K filed February 15, 2013.
2.1	Asset Purchase Agreement between Molina Healthcare, Inc. and Unisys Corporation dated as of January 18, 2010	Filed as Exhibit 2.1 to registrant's Form 8-K filed January 19, 2010.
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant's Registration Statement on Form S-1 filed December 30, 2002.
3.2	Certificate of Amendment to Certificate of Incorporation	Filed as Exhibit 3.1 to registrant’s Form 8-K filed July 24, 2013.
3.3	Third Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.1 to registrant's Form 10-Q filed July 30, 2014.
4.1	Indenture, dated as of February 15, 2013, by and between Molina Healthcare, Inc. and U.S. Bank, National Association	Filed as Exhibit 4.1 to registrant's Form 8-K filed February 15, 2013.
4.2	Form of 1.125% Cash Convertible Senior Note due 2020	Included in Exhibit 4.1 to registrant's Form 8-K filed February 15, 2013.
4.3	Indenture, dated as of September 5, 2014, by and between Molina Healthcare, Inc. and U.S. Bank National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed September 8, 2014.
4.4	Form of 1.625% Convertible Senior Note due 2044	Included in Exhibit 4.1 to registrant’s Form 8-K filed September 8, 2014.
4.5	Form of 1.625% Convertible Senior Notes Due 2044 Note Purchase Agreement, dated as of September 11, 2014, by and between Molina Healthcare, Inc. and certain institutional investors	Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 12, 2014.
4.6	First Supplemental Indenture, dated as of September 16, 2014, by and between Molina Healthcare, Inc. and the U.S. Bank National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed September 17, 2014.
4.7	Form of 1.625% Convertible Senior Note due 2044	Included in Exhibit 4.1 to registrant’s Form 8-K filed September 17, 2014.
*10.1	2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant's Form S-1 filed December 30, 2002.
*10.2	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013)	Filed as Exhibit 10.5 to registrant’s Form 10-K filed February 26, 2014.
*10.3	Amendment No. 1 to the Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013)	Filed as Exhibit 10.6 to registrant’s Form 10-K filed February 26, 2014.
*10.4	Amendment No. 2 to the Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013)	Filed herewith.
*10.5	2011 Equity Incentive Plan	Filed as Exhibit 10.8 to registrant’s Form 10-K filed February 26, 2014.

Number	Description	Method of Filing
*10.6	2011 Employee Stock Purchase Plan	Filed herewith.
*10.7	Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.
*10.8	Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.
*10.9	Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.
*10.10	Form of Stock Option Agreement under Equity Incentive Plan	Filed as Exhibit 10.3 to registrant's Form 10-K filed March 14, 2007.
*10.11	Amended and Restated Employment Agreement with J. Mario Molina, M.D. dated as of December 31, 2009	Filed as Exhibit 10.1 to registrant's Form 8-K filed January 7, 2010.
*10.12	Amended and Restated Employment Agreement with John C. Molina dated as of December 31, 2009	Filed as Exhibit 10.2 to registrant's Form 8-K filed January 7, 2010.
*10.13	Employment Agreement with Terry Bayer dated June 14, 2013	Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 14, 2013.
*10.14	Employment Agreement with Joseph White dated June 14, 2013	Filed as Exhibit 10.2 to registrant’s Form 8-K filed June 14, 2013.
*10.15	Employment Agreement with Jeff Barlow, dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013.
*10.16	Amended and Restated Change in Control Agreement with Terry Bayer, dated as of December 31, 2009	Filed as Exhibit 10.4 to registrant's Form 8-K filed January 7, 2010.
*10.17	Amended and Restated Change in Control Agreement with Joseph W. White, dated as of December 31, 2009	Filed as Exhibit 10.6 to registrant's Form 8-K filed January 7, 2010.
*10.18	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013.
10.19	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant's Form 10-K filed March 14, 2007.
10.20	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant's Form 8-K filed February 15, 2013.
10.21	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant's Form 8-K filed February 15, 2013.
10.22	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant's Form 8-K filed February 15, 2013.
10.23	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant's Form 8-K filed February 15, 2013.
10.24	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.5 to registrant's Form 8-K filed February 15, 2013.
10.25	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.6 to registrant's Form 8-K filed February 15, 2013.
10.26	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.7 to registrant's Form 8-K filed February 15, 2013.
10.27	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.8 to registrant's Form 8-K filed February 15, 2013.

Number	Description	Method of Filing
10.28	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant's Form 10-Q filed May 3, 2013.
10.29	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant's Form 10-Q filed May 3, 2013.
10.30	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant's Form 10-Q filed May 3, 2013.
10.31	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant's Form 10-Q filed May 3, 2013.
10.32	Lease Agreement, dated as of February 27, 2013, by and between 6th & Pine Development, LLC and Molina Healthcare, Inc.	Filed as Exhibit 10.32 to registrant’s Form 10-K filed February 28, 2013.
10.33	First Amendment to Office Building Lease, effective as of October 31, 2014, by and between 6th & Pine Development, LLC and Molina Healthcare, Inc.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed November 5, 2014.
10.34	Settlement Agreement entered into on October 30, 2013, by and between the Department of Health Care Services and Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc.	Filed as Exhibit 10.1 to registrant's Form 10-Q filed October 30, 2013.
10.35	Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Molina Healthcare, Inc. and Molina Center, LLC, and AG Net Lease Acquisition Corp.	Filed as Exhibit 10.1 to registrant's Form 10-Q filed July 25, 2013.
10.36	Lease Agreement, dated as of June 13, 2013, by and between AGNL Clinic, L.P., and Molina Healthcare, Inc.	Filed as Exhibit 10.2 to registrant's Form 10-Q filed July 25, 2013.
10.37	Form of Exchange Agreement, dated August 11, 2014, by and between Molina Healthcare, Inc. and certain beneficial owners of Molina Healthcare, Inc.’s 3.75% Convertible Senior Notes due 2014	Filed as Exhibit 10.1 to registrant’s Form 8-K filed August 12, 2014.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21.1	List of subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Taxonomy Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.