Form 10-Q
period 2015-03-31
MOLINA HEALTHCARE INC
filed 2015-05-07
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 1, 2015, was approximately 50,132,000.

MOLINA HEALTHCARE, INC.
Form 10-Q

For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Amounts in thousands, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,870,024	$1,539,063
Investments	1,203,866	1,019,462
Receivables	491,430	596,456
Deferred income taxes	42,631	39,532
Prepaid expenses and other current assets	193,498	50,884
Derivative asset	474,121	—
Total current assets	4,275,570	3,245,397
Property, equipment, and capitalized software, net	344,727	340,778
Deferred contract costs	57,314	53,675
Intangible assets, net	84,702	89,273
Goodwill	272,046	271,964
Restricted investments	101,366	102,479
Derivative asset	—	329,323
Other assets	34,064	44,326
	$5,169,789	$4,477,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,448,132	$1,200,522
Amounts due government agencies	622,158	527,193
Accounts payable and accrued liabilities	427,644	241,654
Deferred revenue	169,811	196,076
Income taxes payable	10,836	8,987
Current portion of long-term debt	440,632	341
Derivative liability	473,983	—
Total current liabilities	3,593,196	2,174,773
Convertible senior notes	270,836	704,097
Lease financing obligations	161,013	160,710
Lease financing obligations – related party	40,135	40,241
Deferred income taxes	29,267	24,271
Derivative liability	—	329,194
Other long-term liabilities	33,349	33,487
Total liabilities	4,127,796	3,466,773

Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding: 49,908 shares at March 31, 2015 and 49,727 shares at December 31, 2014	50	50
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	398,141	396,059
Accumulated other comprehensive income (loss)	297	(1,019)
Retained earnings	643,505	615,352
Total stockholders’ equity	1,041,993	1,010,442
	$5,169,789	$4,477,215
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2015	2014
	(Amounts in thousands, except net income (loss) per share) (Unaudited)
Revenue:
Premium revenue	$2,970,652	$1,940,337
Service revenue	51,858	53,630
Premium tax revenue	95,347	51,693
Health insurer fee revenue	47,948	18,696
Investment income	3,015	1,629
Other revenue	2,303	3,258
Total revenue	3,171,123	2,069,243
Operating expenses:
Medical care costs	2,635,784	1,721,658
Cost of service revenue	35,902	40,657
General and administrative expenses	256,090	188,087
Premium tax expenses	95,347	51,693
Health insurer fee expenses	40,778	22,190
Depreciation and amortization	24,992	20,691
Total operating expenses	3,088,893	2,044,976
Operating income	82,230	24,267
Other expenses, net:
Interest expense	14,876	13,822
Other income, net	(10)	(44)
Total other expenses, net	14,866	13,778
Income from continuing operations before income tax expense	67,364	10,489
Income tax expense	39,223	5,655
Income from continuing operations	28,141	4,834
Income (loss) from discontinued operations, net of tax	12	(336)
Net income	$28,153	$4,498

Basic net income (loss) per share:
Continuing operations	$0.58	$0.11
Discontinued operations	—	(0.01)
Basic net income per share	$0.58	$0.10

Diluted net income (loss) per share:
Continuing operations	$0.56	$0.10
Discontinued operations	—	(0.01)
Diluted net income per share	$0.56	$0.09
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2015	2014
	(Amounts in thousands) (Unaudited)
Net income	$28,153	$4,498
Other comprehensive income:
Unrealized investment gain	2,116	1,426
Effect of income taxes	800	722
Other comprehensive income, net of tax	1,316	704
Comprehensive income	$29,469	$5,202

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2015	2014
	(Amounts in thousands) (Unaudited)
Operating activities:
Net income	$28,153	$4,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,574	32,994
Deferred income taxes	1,097	(670)
Share-based compensation	5,675	5,596
Amortization of convertible senior notes and lease financing obligations	7,290	6,674
Other, net	3,564	(1,548)
Changes in operating assets and liabilities:
Receivables	105,026	(39,297)
Prepaid expenses and other assets	(137,278)	(78,023)
Medical claims and benefits payable	247,610	149,754
Amounts due government agencies	94,965	43,265
Accounts payable and accrued liabilities	189,373	58,952
Deferred revenue	(26,265)	24,060
Income taxes	1,849	4,642
Net cash provided by operating activities	553,633	210,897
Investing activities:
Purchases of investments	(438,591)	(142,145)
Proceeds from sales and maturities of investments	255,609	147,370
Purchases of property, equipment and capitalized software	(24,974)	(17,788)
Increase in restricted investments	(4,612)	(14,381)
Net cash paid in business combinations	(8,006)	—
Other, net	(7,216)	(547)
Net cash used in investing activities	(227,790)	(27,491)
Financing activities:
Contingent consideration liabilities settled	—	(38,119)
Proceeds from employee stock plans	1,089	1,330
Other, net	4,029	857
Net cash provided by (used in) financing activities	5,118	(35,932)
Net increase in cash and cash equivalents	330,961	147,474
Cash and cash equivalents at beginning of period	1,539,063	935,895
Cash and cash equivalents at end of period	$1,870,024	$1,083,369

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three Months Ended
	March 31,
	2015	2014
	(Amounts in thousands) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Increase in non-cash lease financing obligation – related party	$—	$7,775
Common stock used for share-based compensation	$(8,774)	$(8,217)

Details of change in fair value of derivatives, net:
Gain on 1.125% Call Option	$144,798	$10,266
Loss on 1.125% Conversion Option	(144,789)	(10,264)
Change in fair value of derivatives, net	$9	$2

Details of business combinations:
Fair value of assets acquired	$(82)	$—
Payable to seller	(7,924)	—
Net cash paid in business combinations	$(8,006)	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality health care to those receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment.
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of March 31, 2015, these health plans served nearly 3 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace (Marketplace) members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate, as well as of the management of a hospital in southern California under a management services agreement.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
Market Updates - Health Plans Segment
Florida. In the first quarter of 2015, our Florida health plan enrolled 185,000 Marketplace members, more than doubling its total membership as of December 31, 2014.
Puerto Rico. On April 1, 2015, our Puerto Rico health plan became operational, enrolling approximately 350,000 members.
Market Updates - Molina Medicaid Solutions Segment
New Jersey. On April 9, 2015, the state of New Jersey announced its selection of Molina Medicaid Solutions to design and operate its new Medicaid management information system (MMIS). The new contract is effective May 1, 2015, and has a term of 10 years with three one-year renewal options. Molina Medicaid Solutions was the state's previous MMIS provider, and was awarded the new contract as a result of Molina Medicaid Solutions' submission in response to the state of New Jersey's request for proposals.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries, and variable interest entities in which Molina Healthcare, Inc. is considered to be the primary beneficiary. Such variable interest entities are insignificant to our consolidated financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2015.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2014. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2014 audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our December 31, 2014 audited consolidated financial statements.
Reclassifications
We have reclassified certain amounts in the 2014 statement of cash flows to conform to the 2015 presentation.

2. Significant Accounting Policies
Revenue Recognition
Premium Revenue – Health Plans Segment
Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. Premium revenues are recognized in the month that members are entitled to receive health care services, and premiums collected in advance are deferred.
Certain components of premium revenue are subject to accounting estimates as follows:
Contractual Provisions That May Adjust or Limit Revenue or Profit
Health Plan Medical Cost Floors (Minimums), Medical Cost Corridors, and Administrative Cost Ceilings (Maximums): A portion of certain Medicaid, Medicare, and Marketplace premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $446.5 million and $392.4 million at March 31, 2015, and December 31, 2014, respectively, to amounts due government agencies. Approximately $430 million of the liability accrued at March 31, 2015 relates to our participation in Medicaid expansion programs.
In general, such amounts are subject to future changes in estimate based upon our actual cost performance and interpretations of allowable medical costs and revenue. At our Washington health plan (where we had recorded a liability of approximately $260 million related to the Medicaid expansion medical cost floor at March 31, 2015), premium revenue may be retroactively adjusted across the entire state Medicaid expansion program based upon the medical cost performance of the program as a whole. As such, our liability under Washington’s contractual provisions is determined not just by our own medical cost performance, but by that of all health plans participating in the program; and we have limited visibility into the costs of those health plans.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold, but we had no receivables recorded at March 31, 2015 or December 31, 2014 that were related to such provisions. Separately, in certain states we may be levied with non-monetary sanctions if certain minimum amounts are not spent on defined medical care costs, or if administrative costs exceed certain amounts.
Health Plan Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage, in some cases in accordance with a tiered rebate schedule. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. As a result of profits in excess of the amount we are allowed to retain, we recorded a liability of $5.6 million and $0.5 million at March 31, 2015 and December 31, 2014, respectively.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services (CMS), our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS will recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS will pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses we have recorded a net receivable of $17.3 million and $7.6 million for anticipated Medicare risk adjustment premiums at March 31, 2015, and December 31, 2014, respectively.
Quality Incentives
At our California, Illinois, New Mexico, Ohio, South Carolina, Texas, Washington and Wisconsin health plans, revenue ranging from approximately 1% to 4% of certain health plan premiums is earned if specified performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of March 31, 2015 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of March 31, 2015.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Maximum available quality incentive premium - current period	$30,315	$20,164

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$9,551	$5,297
Earned prior periods	383	(378)
Total	$9,934	$4,919

Total premium revenue recognized for state health plans with quality incentive premiums	$2,353,235	$1,200,619
California Health Plan Rate Settlement Agreement
In 2013, our California health plan entered into a settlement agreement with the California Department of Health Care Services (DHCS). The agreement settled rate disputes initiated by our California health plan dating back to 2003 with respect to its participation in Medi-Cal (California’s Medicaid program). Under the terms of the agreement, a settlement account (the Account) applicable to the California health plan’s managed care contracts has been established.
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
We estimate and recognize the retrospective adjustments to premium revenue based on our experience to date under the California health plan's managed care contracts. As of March 31, 2015, the California health plan's pre-tax margin exceeded the target margin, resulting in a surplus position. Consequently, a retrospective premium adjustment was not required at March 31, 2015.
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes, nondeductible expenses under the Affordable Care Act's Health Insurer Fee (HIF), nondeductible compensation and other general and administrative expenses. The effective tax rate may be subject to fluctuations during the year, particularly as a result of the level of pretax earnings, and also as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03 - Simplifying the Presentation of Debt Issuance Costs, which will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. This ASU will be effective for us in the first quarter of 2016, and is applied retrospectively to all prior periods presented in the financial statements; early adoption is permitted. We are evaluating the potential effects of the adoption of the ASU on our financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.

3. Net Income per Share
The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Shares outstanding at the beginning of the period	48,578	45,871
Weighted-average number of shares:
Issued, share-based compensation	107	150
Denominator for basic net income per share	48,685	46,021
Effect of dilutive securities:
Share-based compensation	468	597
Convertible senior notes (1)	—	902
1.125% Warrants (1)	918	—
Denominator for diluted net income per share	50,071	47,520

Potentially dilutive common shares excluded from calculations (2):
Stock options	—	45
Restricted shares	55	192
1.125% Warrants	—	13,490
______________________________

(1)	For more information regarding the convertible senior notes, refer to Note 11, "Debt." For more information regarding the 1.125% Warrants, refer to Note 12, "Derivatives."

(2)
The dilutive effect of all potentially dilutive common shares is calculated using the treasury-stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the three months ended March 31, 2014, the 1.125% Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock.

4. Business Combinations
Health Plans Segment
Florida. In December 2014, our Florida health plan acquired certain assets relating to the Medicaid business of First Coast Advantage, LLC (FCA). As part of the transaction, we assumed FCA's Medicaid contract and certain provider agreements for Region 4 of the Statewide Medicaid Managed Care Managed Medical Assistance Program in the state of Florida. The Florida health plan's membership increased by approximately 62,000 members as a result of this transaction. The final purchase price for this acquisition amounted to $44.6 million, of which $36.6 million was paid in December 2014, and $8.0 million was paid in the first quarter of 2015.
5. Share-Based Compensation
As of March 31, 2015, there are approximately 312,000 unvested restricted shares awarded to our named executive officers with market and performance conditions outstanding. In the event the vesting conditions are not achieved, the awards will lapse. As of March 31, 2015, we expect the performance conditions to be met in full.

Charged to general and administrative expenses, total share-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Restricted stock and performance awards	$4,601	$4,608
Employee stock purchase plan and stock options	1,074	988
	$5,675	$5,596
As of March 31, 2015, there was $29.3 million of total unrecognized compensation expense related to unvested restricted stock awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 2.0 years.
Restricted and performance stock activity for the three months ended March 31, 2015 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2014	1,282,072	$33.55
Granted	171,835	63.07
Vested	(371,198)	32.03
Forfeited	(26,582)	37.35
Unvested balance as of March 31, 2015	1,056,127	38.79
The total fair value of restricted and performance awards granted during the three months ended March 31, 2015 and 2014 was $10.8 million and $22.9 million, respectively. The total fair value of restricted awards, including those with performance and market conditions, which vested during the three months ended March 31, 2015 and 2014 was $23.4 million and $20.9 million, respectively.
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
Level 2 — Directly or Indirectly Observable Inputs
Level 2 financial instruments recorded at fair value consist of investments including corporate debt securities, municipal securities, certificates of deposit, and asset-backed securities that are classified as current investments in the accompanying consolidated balance sheets. Such investments are traded frequently though not necessarily daily. Fair value for these investments is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets.
Level 3 — Unobservable Inputs
Derivative financial instruments. Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of March 31, 2015 included the price of our common stock, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 12, “Derivatives,” the 1.125%

Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
Contingent consideration liability. The contingent consideration liability represents the remaining liability associated with the Medicare-Medicaid Plan (MMP) component of our South Carolina health plan acquisition in 2013, and is recorded in accounts payable and accrued liabilities. We applied a cash flow analysis to determine the fair value of this liability. The significant unobservable input is the purchase price estimate for the projected membership.
Auction rate securities. Auction rate securities are designated as available-for-sale and are reported at fair value in other assets. To estimate the fair value of these securities we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of March 31, 2015.
Our financial instruments measured at fair value on a recurring basis at March 31, 2015, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$809,150	$—	$809,150	$—
Municipal securities	120,157	—	120,157	—
GSEs	142,859	142,859	—	—
U.S. treasury notes	64,327	64,327	—	—
Certificates of deposit	56,018	—	56,018	—
Asset-backed securities	11,355	—	11,355	—
Auction rate securities	2,800	—	—	2,800
1.125% Call Option derivative asset	474,121	—	—	474,121
Total assets measured at fair value on a recurring basis	$1,680,787	$207,186	$996,680	$476,921

1.125% Conversion Option derivative liability	$473,983	$—	$—	$473,983
Contingent consideration liability	500	—	—	500
Total liabilities measured at fair value on a recurring basis	$474,483	$—	$—	$474,483
Our financial instruments measured at fair value on a recurring basis at December 31, 2014, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$641,729	$—	$641,729	$—
Municipal securities	127,045	—	127,045	—
GSEs	122,269	122,269	—	—
U.S. treasury notes	59,543	59,543	—	—
Certificates of deposit	68,876	—	68,876	—
Auction rate securities	4,847	—	—	4,847
1.125% Call Option derivative asset	329,323	—	—	329,323
Total assets measured at fair value on a recurring basis	$1,353,632	$181,812	$837,650	$334,170

1.125% Conversion Option derivative liability	$329,194	$—	$—	$329,194
Contingent consideration liability	500	—	—	500
Total liabilities measured at fair value on a recurring basis	$329,694	$—	$—	$329,694

The following table presents activity relating to our assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Changes in Level 3 Instruments
	Auction Rate Securities	Derivatives, Net	Contingent Consideration Liability
	(In thousands)
Balance at December 31, 2014	$4,847	$129	$(500)
Total gains for the period recognized in:
Other expenses, net	—	9	—
Other comprehensive income	53	—	—

Settlements	(2,100)	—	—
Balance at March 31, 2015	$2,800	$138	$(500)
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

	March 31, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$440,248	$919,919	$—	$919,919	$—
1.625% Notes	270,836	381,610	—	381,610	—
	$711,084	$1,301,529	$—	$1,301,529	$—

	December 31, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$435,330	$767,377	$—	$767,377	$—
1.625% Notes	268,767	337,292	—	337,292	—
	$704,097	$1,104,669	$—	$1,104,669	$—
7. Investments
The following tables summarize our investments as of the dates indicated:

	March 31, 2015
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$809,009	$783	$642	$809,150
Municipal securities	119,896	291	30	120,157
GSEs	142,851	98	90	142,859
U.S. treasury notes	64,061	266	—	64,327
Certificates of deposit	56,019	1	2	56,018
Asset-backed securities	11,359	1	5	11,355
Subtotal - current investments	1,203,195	1,440	769	1,203,866
Auction rate securities	3,000	—	200	2,800
	$1,206,195	$1,440	$969	$1,206,666

	December 31, 2014
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$642,910	$201	$1,382	$641,729
Municipal securities	127,185	129	269	127,045
GSEs	122,317	34	82	122,269
U.S. treasury notes	59,546	30	33	59,543
Certificates of deposit	68,893	1	18	68,876
Subtotal - current investments	1,020,851	395	1,784	1,019,462
Auction rate securities	5,100	—	253	4,847
	$1,025,951	$395	$2,037	$1,024,309
The contractual maturities of our investments as of March 31, 2015 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$594,621	$594,574
Due one year through five years	601,243	601,953
Due after five years through ten years	7,331	7,339
Due after ten years	3,000	2,800
	$1,206,195	$1,206,666
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three months ended March 31, 2015 and 2014 were insignificant.
For investments other than our auction rate securities, discussed below, we have determined that unrealized gains and losses at March 31, 2015 and December 31, 2014, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of March 31, 2015:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in thousands)
Corporate debt securities	$307,035	$455	189	$75,899	$187	33
Municipal securities	23,469	13	31	3,820	17	9
GSEs	67,378	90	16	—	—	—
Certificates of deposit	7,037	2	29	—	—	—
Asset-backed securities	7,456	5	6	—	—	—
Auction rate securities	—	—	—	2,800	200	4
	$412,375	$565	271	$82,519	$404	46

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2014:

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

Auction Rate Securities. Due to events in the credit markets, the auction rate securities held by us experienced failed auctions beginning in the first quarter of 2008, and such auctions have not resumed. Therefore, quoted prices in active markets have not been available since early 2008. Our investments in auction rate securities are collateralized by student loan portfolios guaranteed by the U.S. government, and the range of maturities for such securities is from 16 years to 31 years. Considering the insignificance of these securities when compared with our liquid assets and other sources of liquidity, we have no current intention of selling these securities nor do we expect to be required to sell these securities before a recovery in their cost basis. For this reason, and because the decline in the fair value of the auction rate securities was not due to the credit quality of the issuers, we do not consider the auction rate securities to be other-than-temporarily impaired at March 31, 2015. At the time of the first failed auctions during first quarter 2008, we held a total of $82.1 million in auction rate securities at par value; since that time, we have settled $79.1 million of these instruments at par value.
For the three months ended March 31, 2015 and 2014, we recorded unrealized gains of $0.05 million and $0.03 million, respectively, to accumulated other comprehensive income for the changes in their fair value. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If we determine that any future impairment is other-than-temporary, we will record a charge to earnings as appropriate.

8. Receivables
Receivables consist primarily of amounts due from state Medicaid agencies, which may be subject to potential retroactive adjustments. Because all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for doubtful accounts is immaterial.

	March 31, 2015	December 31, 2014
	(In thousands)
California	$83,772	$310,938
Florida	19,833	2,141
Illinois	85,640	31,594
Michigan	20,748	19,880
New Mexico	61,532	49,609
Ohio	59,167	45,187
South Carolina	13,386	4,134
Texas	40,642	29,348
Utah	10,176	6,389
Washington	45,474	42,848
Wisconsin	11,752	8,102
Direct delivery and other	10,642	11,295
Total Health Plans segment	462,764	561,465
Molina Medicaid Solutions segment	28,666	34,991
	$491,430	$596,456
9. Restricted Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by government authorities in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. In connection with a Molina Medicaid Solutions segment state contract, we maintain restricted investments as collateral for a letter of credit. The following table presents the balances of restricted investments:

	March 31, 2015	December 31, 2014
	(In thousands)
California	$373	$373
Florida	28,661	28,649
Illinois	311	311
Michigan	1,014	1,014
New Mexico	39,639	35,135
Ohio	12,719	12,719
Puerto Rico	5,095	5,097
South Carolina	310	6,040
Texas	3,502	3,500
Utah	3,600	3,601
Washington	151	151
Other	990	888
Total Health Plans segment	96,365	97,478
Molina Medicaid Solutions segment	5,001	5,001
	$101,366	$102,479

The contractual maturities of our held-to-maturity restricted investments as of March 31, 2015 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$96,101	$96,103
Due one year through five years	5,265	5,271
	$101,366	$101,374
10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	March 31, 2015	December 31, 2014
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$1,089,903	$870,429
Pharmacy payable	84,180	71,412
Capitation payable	47,171	28,150
Other	226,878	230,531
	$1,448,132	$1,200,522
"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Such non-risk provider payables amounted to $105.4 million and $119.3 million as of March 31, 2015 and December 31, 2014, respectively.
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

	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Medical claims and benefits payable, beginning balance	$1,200,522	$669,787
Components of medical care costs related to:
Current period	2,771,588	8,122,885
Prior periods (1)	(135,833)	(45,979)
Total medical care costs	2,635,755	8,076,906

Change in non-risk provider payables	(13,914)	(31,973)

Payments for medical care costs related to:
Current period	1,647,981	7,064,427
Prior periods	726,250	449,771
Total paid	2,374,231	7,514,198
Medical claims and benefits payable, ending balance	$1,448,132	$1,200,522

Benefit from prior period as a percentage of:
Balance at beginning of period	11.3%	6.9%
Premium revenue, trailing twelve months	1.4%	0.5%
Medical care costs, trailing twelve months	1.5%	0.6%

____________________

(1)
The benefit from prior period development of medical claims and benefits payable for the three months ended March 31, 2015 included approximately $25 million relating to programs that contain medical cost floor or corridor provisions. Accordingly, premium revenue for the three months ended March 31, 2015 was reduced by the same amount.

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
As indicated above, the amounts ultimately paid out on our medical claims and benefits payable liabilities in fiscal years 2015 and 2014 were less than what we had expected when we had established those liabilities. The differences between our original estimates and the amounts ultimately paid out (or now expected to be ultimately paid out) for the most part related to IBNP. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We believe that the most significant factors that will determine the accuracy of our IBNP estimates at March 31, 2015 are as follows:

•	At our Florida health plan, Marketplace enrollment increased by 185,000 members in the first quarter of 2015. Because of these new members the reserves are more subject to change than usual.

•
At our Illinois health plan, enrollment has increased by nearly 81,000 members during the fourth quarter of 2014 and the first quarter of 2015. Because of these new members the reserves are more subject to change than usual.

•
At our Ohio health plan, enrollment in the MMP integrated duals program has increased by approximately 9,000 members during the first quarter of 2015. Because of these new members the reserves are more subject to change than usual.

•
At our Washington health plan, certain delays related to the implementation of revised fee schedules resulted in a significant increase to our claims inventory in the first quarter of 2015. This additional inventory adds to the uncertainty of our unpaid claims estimates.

We recognized favorable prior period claims development in the amount of $135.8 million for the three months ended March 31, 2015. This amount represents our estimate as of March 31, 2015, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2014 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

•
At our Ohio health plan, approximately 17,000 members were enrolled in the new MMP program during 2014. Since we did not have enough historical claims data to use the pattern of paid and incurred claims, we initially estimated the reserves for these new members by applying an estimated medical care ratio (MCR). This resulted in an overstatement in our reserve liability as of December 31, 2014.

•
Also at our Ohio health plan, reserves for the Medicaid expansion population were partially based on expected costs built into the pricing assumptions because this program was new in 2014. Our costs were ultimately less than those assumed in those pricing assumptions, resulting in an overestimation of our liability as of December 31, 2014.

•
At our California health plan, the reserves for the Medicaid expansion membership were also partially based on expected claims in the pricing assumptions. Since experience was ultimately better than assumed in the pricing, this caused an overstatement of reserves as of December 31, 2014.

11. Debt
As of March 31, 2015, maturities of debt for the years ending December 31 are as follows (in thousands):

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
The 1.125% Notes met the stock price trigger in the quarter ended March 31, 2015, and are convertible to cash through at least June 30, 2015. Because the 1.125% Notes may be converted within 12 months, the $440.2 million carrying amount is reported in current portion of long-term debt as of March 31, 2015.
The 1.125% Notes contain an embedded cash conversion option (the 1.125% Conversion Option), which was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Conversion Option transaction settles or expires. The initial fair value liability of the 1.125% Conversion Option simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate of approximately 6%. As of March 31, 2015, the 1.125% Notes have a remaining amortization period of 4.8 years. The 1.125% Notes' if-converted value exceeded their principal amount by approximately $237 million and $93 million as of March 31, 2015, and December 31, 2014, respectively.
1.625% Convertible Senior Notes due 2044. In September 2014, we issued $301.6 million aggregate principal amount of 1.625% convertible senior notes (the 1.625% Notes) due August 15, 2044, unless earlier repurchased, redeemed or converted. Interest on the 1.625% Notes is payable semiannually in arrears on February 15 and August 15, at a rate of 1.625% per annum, beginning on February 15, 2015. In addition, beginning with the semiannual interest period commencing immediately following the interest payment date on August 15, 2018, contingent interest will accrue on the 1.625% Notes during any semiannual interest period in which certain conditions or events occur, or under certain events of default. For example, additional interest of 0.25% per year will be payable on the 1.625% Notes for any semiannual interest period for which the principal amount of 1.625% Notes outstanding is less than $100 million.
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

As of March 31, 2015, the 1.625% Notes were not convertible.
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
Because the 1.625% Notes have cash settlement features, we have allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 1.625% Notes resulted in a debt discount that is amortized back to the 1.625% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. The expected life of the debt is approximately four years, beginning on the issuance date and ending on the first date we may redeem the notes in August 2018. As of March 31, 2015, the 1.625% Notes have a remaining amortization period of 3.4 years. This has resulted in our recognition of interest expense on the 1.625% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5%. The outstanding 1.625% Notes’ if-converted value exceeded their principal amount by approximately $29 million as of March 31, 2015, and did not exceed their principal amount as of December 31, 2014. At March 31, 2015, the equity component of the 1.625% Notes, including the impact of deferred taxes, was $22.9 million.
The principal amounts, unamortized discount (net of premium related to 1.625% Notes), and net carrying amounts of the convertible senior notes were as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
March 31, 2015:
1.125% Notes	$550,000	$109,752	$440,248
1.625% Notes	301,551	30,715	270,836
	$851,551	$140,467	$711,084
December 31, 2014:
1.125% Notes	$550,000	$114,670	$435,330
1.625% Notes	301,551	32,784	268,767
	$851,551	$147,454	$704,097

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$2,772	$3,300
Amortization of the discount	6,986	6,314
	$9,758	$9,614
Lease Financing Obligations. In 2013 we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of the Molina Center located in Long Beach, California, and our Ohio health plan office building located in Columbus, Ohio. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated over their remaining useful lives. The lease financing obligation is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Rent will increase 3% per year through the initial term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest expense amounted to $3.1 million for the three months ended March 31, 2015 and 2014.
As described and defined in further detail in Note 16, "Related Party Transactions," we entered into a lease for office space in February 2013 consisting of two office buildings. We have concluded that we are the accounting owner of the buildings due to our continuing involvement with the properties. We have recorded $37.7 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of March 31, 2015, which represents the total cost incurred by the Landlord for the construction of the buildings, net of accumulated depreciation. As of March 31, 2015, the aggregate amount recorded to lease financing obligations, including the current portion, amounted to $40.5 million. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest expense was $1.0 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. In addition to the capitalization of the costs incurred by the Landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was insignificant for the three months ended March 31, 2015, and 2014.

12. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	March 31, 2015	December 31, 2014
		(In thousands)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$474,121	$—
	Non-current assets: Derivative asset	$—	$329,323

Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$473,983	$—
	Non-current liabilities: Derivative liability	$—	$329,194
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
As of March 31, 2015, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Notes may be converted within 12 months of March 31, 2015, as described in Note 11, "Debt.”
1.125% Notes Call Spread Overlay. Concurrent with the issuance of the 1.125% Notes in 2013, we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes (the Counterparties). We refer to these transactions collectively as the Call Spread Overlay. Under the Call Spread Overlay, the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by proceeds from the sale of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments due upon any conversion of the 1.125% Notes.
1.125% Call Option. The 1.125% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to cash settlement features until the 1.125% Call Option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Call Option, refer to Note 6, "Fair Value Measurements."
1.125% Conversion Option. The embedded cash conversion option within the 1.125% Notes is accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Conversion Option, refer to Note 6, "Fair Value Measurements."
13. Stockholders' Equity
Stockholders' equity increased $31.6 million during the three months ended March 31, 2015 compared with stockholders' equity at December 31, 2014. The increase was due to net income of $28.2 million, $1.3 million related to other comprehensive income and $2.1 million related to employee stock transactions.
1.125% Warrants. In connection with the 1.125% Notes Call Spread Overlay transaction described in Note 12, "Derivatives," we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.125% Warrants. We will not receive any additional proceeds if the 1.125% Warrants are exercised.

Securities Repurchase Programs. Effective as of February 25, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and market conditions. This repurchase program extends through December 31, 2015.
Shelf Registration Statement. In May 2012, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.
Stock Plans. In connection with our equity incentive plans, we issued approximately 273,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the three months ended March 31, 2015.
14. Segment Information
We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment. Our reportable segments are consistent with how we manage the business and view the markets we serve. Our Health Plans segment consists of our health plans and our direct delivery business. Our health plans represent operating segments that have been aggregated for reporting purposes because they share similar economic characteristics.
Our Molina Medicaid Solutions segment provides MMIS design, development, and implementation; business process outsourcing solutions; hosting services; and information technology support services to state Medicaid agencies.
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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenue, continuing operations:
Health Plans segment:
Premium revenue	$2,970,652	$1,940,337
Premium tax revenue	95,347	51,693
Health insurer fee revenue	47,948	18,696
Investment income	3,015	1,629
Other revenue	2,303	3,258
Molina Medicaid Solutions segment:
Service revenue	51,858	53,630
	$3,171,123	$2,069,243

Income from continuing operations before income tax expense:
Health Plans segment	$68,440	$14,019
Molina Medicaid Solutions segment	13,790	10,248
Operating income, continuing operations	82,230	24,267
Other expenses, net	14,866	13,778
	$67,364	$10,489
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
USA and State of Florida ex rel. Charles Wilhelm. On July 24, 2014, Molina Healthcare, Inc. and Molina Healthcare of Florida, Inc. were served with a Complaint filed under seal on December 5, 2012 in District Court for the Southern District of Florida by relator, Charles C. Wilhelm, M.D., Case No. 12-24298. The Complaint alleges that in late 2008 and early 2009, in connection with the acquisition of Florida NetPass under which Molina Healthcare of Florida, Inc. began conducting business in the state of Florida, the defendants failed to adequately staff the plan and provide other services, resulting in a disproportionate number of sicker beneficiaries of Florida NetPass moving back into the Florida fee-for-service Medicaid program. This alleged conduct purportedly resulted in a violation of the federal False Claims Act. Both the United States of America and the state of Florida have declined to intervene. We believe we have several meritorious defenses to the claims of the relator, and any liability for the alleged claims is not currently probable or reasonably estimable.
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
Regulatory Capital and Dividend Restrictions. Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements upon us that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $928 million at March 31, 2015, and $859 million at December 31, 2014. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $210.6 million and $202.6 million as of March 31, 2015 and December 31, 2014, respectively.
The National Association of Insurance Commissioners (NAIC), adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules which may vary from state to state.

As of March 31, 2015, our health plans had aggregate statutory capital and surplus of approximately $987 million compared with the required minimum aggregate statutory capital and surplus of approximately $581 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2015. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
16. Related Party Transactions
We have entered into a lease (the Amended Lease) with 6th & Pine Development, LLC (the Landlord) for two office buildings. The principal members of the Landlord are John C. Molina, our chief financial officer and a director of the Company, and his wife. In addition, in connection with the development of the buildings being leased, John C. Molina has pledged shares of common stock in the Company that he holds. Dr. J. Mario Molina, our chief executive officer, president and chairman of the board of directors, holds a partial interest in such shares as trust beneficiary.
The Amended Lease provides for an annual rent escalator of 3.4% per year, and will expire on December 31, 2029, unless extended or earlier terminated. For information regarding the lease financing obligation, refer to Note 11, "Debt."
Refer to Note 17, "Variable Interest Entities," for a discussion of the Joseph M. Molina, M.D. Professional Corporations.
17. Variable Interest Entities
Joseph M. Molina M.D., Professional Corporations
The Joseph M. Molina, M.D. Professional Corporations (JMMPC) were created in 2012 to further advance our direct delivery business. JMMPC's primary shareholder is Dr. J. Mario Molina, our chief executive officer, president, and chairman of the board of directors. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. JMMPC provides primary care medical services through its employed physicians and other medical professionals. Beginning in the fourth quarter of 2014, JMMPC also provided certain specialty referral services to our California health plan members through a contracted provider network. Substantially all of the individuals served by JMMPC are members of our health plans. JMMPC does not have agreements to provide professional medical services with any other entities.
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
We have determined that JMMPC is a variable interest entity (VIE), and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of March 31, 2015, JMMPC had total assets of $10.7 million, and total liabilities of $8.8 million. As of December 31, 2014, JMMPC had total assets of $31.1 million, and total liabilities of $30.8 million.
Our maximum exposure to loss as a result of our involvement with JMMPC is generally limited to the amounts needed to fund JMMPC's ongoing payroll, employee benefits and medical care costs associated with JMMPC's specialty referral activities. We believe that such loss exposures will be immaterial to our consolidated operating results and cash flows for the foreseeable future.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated. Those known risks and uncertainties include, but are not limited to, the following:

•
continuing uncertainties associated with the implementation of the Affordable Care Act, including the full grossed up reimbursement by states of the non-deductible ACA health insurer fee, the Medicaid expansion, the insurance marketplaces, the effect of various implementing regulations, the King v. Burwell case now pending before the Supreme Court, and uncertainties regarding the Medicare-Medicaid dual eligible demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•
management of our medical costs, including seasonal flu patterns and rates of utilization that are consistent with our expectations, and our ability to reduce over time the high medical costs commonly associated with new patient populations;

•	federal or state medical cost expenditure floors, administrative cost and profit ceilings, and profit sharing arrangements;

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures, including 2014 and 2015 at-risk premium rules in the state of Texas;

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•	the success of our new health plan in Puerto Rico;

•
newly FDA-approved specialty drugs such as Sovaldi, Olysio, Harvoni, and other specialty drugs or generic drugs that are exorbitantly priced but not factored into the calculation of our capitated rates;

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
efforts by states to recoup previously paid amounts;

•	the success of our efforts to retain existing government contracts and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states;

•	the continuation and renewal of the government contracts of both our health plans and Molina Medicaid Solutions and the terms under which such contracts are renewed;

•	complications, member confusion, or enrollment backlogs related to the annual renewal of Medicaid coverage;

•	government audits and reviews, and any fine, enrollment freeze, or monitoring program that may result therefrom;

•	changes with respect to our provider contracts and the loss of providers;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

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

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments;

•	public alarm associated with the Ebola virus, measles, or any actual widespread epidemic;

•	changes in general economic conditions, including unemployment rates; and

•	increasing competition and consolidation in the Medicaid industry.
Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management's Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2014.

Company Overview
Molina Healthcare, Inc. provides quality health care to those receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment.
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of March 31, 2015, these health plans served nearly 3 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace (Marketplace) members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate, as well as of the management of a hospital in southern California under a management services agreement.
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
Overview of Financial Results, Continuing Operations
Financial results for the first quarter of 2015 improved markedly over the first quarter of 2014 due to higher revenue, greater administrative cost efficiency, and steady medical care costs. Both income from continuing operations before income tax expense and net income per diluted share, continuing operations, increased substantially in the first quarter of 2015 compared with the first quarter of 2014.
Premium revenue increased approximately 53% in the first quarter of 2015 compared with the first quarter of 2014, resulting from:

•	An increase of over 38% in enrollment due to growth across all health plan programs.

•
An increase of nearly 15% in premium revenue per member per month (PMPM) due to membership growth in programs serving the needs of members with more complex medical conditions for whom we receive higher monthly premiums.

Medical care costs as a percent of premium revenue (the "medical care ratio") were consistent with the first quarter of 2014 at 88.7% and improved over the fourth quarter of 2014 medical care ratio of 89.4%. Medical margin (defined as the excess of premium revenue over medical care costs) increased 53% in 2015 over 2014.
General and administrative expenses as a percentage of total revenue (the "general and administrative expense ratio") decreased significantly to 8.1% in the first quarter of 2015 compared with 9.1% in the first quarter of 2014. The decrease in the general and administrative expense ratio would have been even greater but for expenses associated with the start-up of our Puerto Rico health plan, broker commissions and Marketplace fees. Without these costs, the first quarter 2015 general and administrative expense ratio would have been approximately 7.4%.
Health Care Reform
We believe that government-sponsored initiatives, including the Affordable Care Act (ACA) will continue to provide us with significant opportunities for membership growth in our existing markets and in new programs in the future as follows:

•
Medicaid Expansion. In the states that have elected to participate, the ACA provides for the expansion of the Medicaid program to offer eligibility to nearly all low-income people under age 65 with incomes at or below 138% of the federal poverty line. Medicaid expansion membership phased in beginning January 1, 2014. Our health plans in California, Illinois, Michigan, New Mexico, Ohio, and Washington participate in Medicaid expansion. At March 31, 2015, our membership included approximately 437,000 Medicaid expansion members, or 15% of total membership.

•
Marketplace. The ACA authorized the creation of Marketplace health insurance exchanges, allowing individuals and small groups to purchase health insurance that is federally subsidized, effective January 1, 2014. We participate in the Marketplace in all of the states in which we operate, except Illinois and South Carolina. At March 31, 2015, our membership included approximately 266,000 Marketplace members, with approximately 185,000, or 70%, of those members in Florida.

•
Medicare-Medicaid Plans. To coordinate care for those who qualify to receive both Medicare and Medicaid services (the "dual eligible"), and to deliver services to the dual eligible in a more financially efficient manner, 15 states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). Our MMPs in California, Illinois, and Ohio offered coverage beginning in 2014; our MMPs in South Carolina and Texas offered coverage beginning in the first quarter of 2015; and we expect to begin offering MMP coverage in Michigan in the second quarter of 2015. At March 31, 2015, our membership included approximately 34,000 integrated MMP members.

Health Insurer Fee Update
Our results continue to be adversely affected by delays in reimbursement of the ACA's Health Insurer Fee (HIF) by some states. Due to progress made in securing agreements for the reimbursement of the HIF with various state Medicaid agencies in 2014, we recognized approximately 73% of the Medicaid-related reimbursement revenue associated with HIF expense in the first quarter of 2015, compared with only 51% in the first quarter of 2014.
Delay in recognition of the HIF expense reimbursement from California, Michigan and Utah reduced income before taxes by approximately $16 million, or $0.20 per diluted share in the first quarter of 2015.
The comparable amount of HIF reimbursement not recognized in the first quarter of 2014 was approximately $16 million, which reduced net income per diluted share, continuing operations, by approximately $0.21 per diluted share.
During the first quarter of 2015, we did not recognize any of the $20 million of outstanding HIF reimbursement related to 2014.
For further discussion of the risks and uncertainties relating to the HIF, refer to the subheading below, "Liquidity and Capital Resources—Financial Condition."
Market Updates - Health Plans Segment
Florida. In the first quarter of 2015, our Florida health plan enrolled 185,000 Marketplace members, more than doubling its total membership as of December 31, 2014.
Puerto Rico. On April 1, 2015, our Puerto Rico health plan became operational, enrolling approximately 350,000 members.
Market Updates - Molina Medicaid Solutions Segment
New Jersey. On April 9, 2015, the state of New Jersey announced its selection of Molina Medicaid Solutions to design and operate its new Medicaid management information system (MMIS). The new contract is effective May 1, 2015, and has a term of 10 years with three one-year renewal options. Molina Medicaid Solutions was the state's previous MMIS provider, and was awarded the new contract as a result of Molina Medicaid Solutions' submission in response to the state of New Jersey's request for proposals.
Composition of Revenue and Membership
Health Plans Segment
Our Health Plans segment derives its revenue, in the form of premiums, chiefly from our health plans' Medicaid contracts and, to a lesser degree, from Medicare contracts entered into with the Centers for Medicare and Medicaid Services (CMS), a federal government agency.
Our health plans' state Medicaid contracts generally have terms of three to four years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Our health plan subsidiaries have generally been successful in retaining their contracts, but such contracts are subject to risk of loss when a state issues a new RFP open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled; and regions or service areas. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
Premium revenue is fixed in advance of the periods covered and is not generally subject to significant accounting estimates, except as described in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies." These premium revenues are recognized in the month that members are entitled to receive health care services. Premiums received in advance are deferred.

The amount of the premiums paid to us may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program, on a PMPM basis for the three months ended March 31, 2015. The "Consolidated" column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
Temporary Assistance for Needy Families (TANF), CHIP (1)	$110.00	$300.00	$180.00
Medicaid Expansion	310.00	500.00	400.00
Aged, Blind or Disabled (ABD)	420.00	1,470.00	900.00
Marketplace	220.00	400.00	330.00
Medicare Special Needs Plans (Medicare)	820.00	1,070.00	1,010.00
Medicare-Medicaid Plan (MMP) – Integrated (2)	1,240.00	3,160.00	2,210.00
_________________________

(1)	CHIP stands for Children's Health Insurance Program.

(2)	MMP members who receive both Medicaid and Medicare coverage from Molina Healthcare.
The following tables set forth our Health Plans segment membership as of the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
Ending Membership by Health Plan:
California	574,000	531,000	418,000
Florida	352,000	164,000	91,000
Illinois	102,000	100,000	5,000
Michigan	256,000	242,000	218,000
New Mexico	222,000	212,000	183,000
Ohio	350,000	347,000	260,000
South Carolina	111,000	118,000	126,000
Texas	268,000	245,000	246,000
Utah	90,000	83,000	80,000
Washington	533,000	497,000	434,000
Wisconsin	107,000	84,000	90,000
	2,965,000	2,623,000	2,151,000

Ending Membership by Program:
TANF/CHIP	1,825,000	1,809,000	1,659,000
Medicaid Expansion (1)	437,000	385,000	133,000
ABD	358,000	347,000	310,000
Marketplace (1)	266,000	15,000	8,000
Medicare	45,000	49,000	41,000
MMP–Integrated	34,000	18,000	—
	2,965,000	2,623,000	2,151,000
_________________________

(1)	Medicaid expansion membership phased in, and the Marketplace became available for consumers to access coverage, beginning
January 1, 2014.
Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI) of an MMIS. An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. When providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support, and maintenance. Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, we recognize revenue associated with such contracts on a straight-line basis over the contract term during which BPO, hosting, and support and maintenance services are delivered. There may be certain contractual provisions containing contingencies, however that require us to delay recognition of all or part of our service revenue until such contingencies have been removed.
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

Financial Performance Summary, Continuing Operations
The following table briefly summarizes our financial and operating performance from continuing operations for the three months ended March 31, 2015 and 2014 (in thousands, except per-share data and percentages):

	Three Months Ended
	March 31,		% Change 2014 - 2015
	2015	2014
Revenue:
Premium revenue	$2,970,652	$1,940,337	53.1%
Service revenue	51,858	53,630	(3.3)
Premium tax revenue	95,347	51,693	84.4
Health insurer fee revenue	47,948	18,696	156.5
Investment income	3,015	1,629	85.1
Other revenue	2,303	3,258	(29.3)
Total revenue	3,171,123	2,069,243	53.3
Operating expenses:
Medical care costs	2,635,784	1,721,658	53.1
Cost of service revenue	35,902	40,657	(11.7)
General and administrative expenses	256,090	188,087	36.2
Premium tax expenses	95,347	51,693	84.4
Health insurer fee expenses	40,778	22,190	83.8
Depreciation and amortization	24,992	20,691	20.8
Total operating expenses	3,088,893	2,044,976	51.0
Operating income	82,230	24,267	238.9
Other expenses, net:
Interest expense	14,876	13,822	7.6
Other income, net	(10)	(44)	(77.3)
Total other expenses, net	14,866	13,778	7.9
Income from continuing operations before income tax expense	67,364	10,489	542.2
Income tax expense	39,223	5,655	593.6
Income from continuing operations	$28,141	$4,834	482.1%

Diluted net income per share, continuing operations	$0.56	$0.10	460.0%

Diluted weighted average shares outstanding	50,071	47,520	5.4%

Non-GAAP Measures:
Adjusted net income per share, continuing operations	$0.71	$0.27	163.0%

EBITDA	$111,379	$49,471	125.1%

Operating Statistics, Continuing Operations:
Medical care ratio (1)	88.7%	88.7%
Service revenue ratio (2)	69.2%	75.8%
General and administrative expense ratio (3)	8.1%	9.1%
Premium tax ratio (1)	3.1%	2.6%
Effective tax rate	58.2%	53.9%
Net income, continuing operations (3)	0.9%	0.2%
____________

(1)	Medical care ratio represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.
(2) Service revenue ratio represents cost of service revenue as a percentage of service revenue.

(3)	Computed as a percentage of total revenue.

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

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Net income	$28,153	$4,498
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	29,110	25,914
Interest expense	14,876	13,822
Income tax expense	39,240	5,237
EBITDA	$111,379	$49,471
The second of these non-GAAP measures is adjusted net income and adjusted net income per diluted share, continuing operations. Effective for the first quarter of 2015, we have revised the calculation of adjusted net income, continuing operations. We no longer subtract "depreciation, and amortization of capitalized software" and "share-based compensation" from net income, continuing operations to arrive at adjusted net income, continuing operations. We have made this change to better reflect the way in which we evaluate our financial performance, make financing and business decisions, and forecast and plan for future periods. All periods presented below conform to this presentation.
The following tables reconcile net income and net income per diluted share from continuing operations, which we believe to be the most comparable GAAP measures, to adjusted net income and adjusted net income per diluted share, continuing operations.

	Three Months Ended March 31,
	2015		2014
	(In thousands, except diluted per-share amounts)
Net income, continuing operations	$28,141	$0.56	$4,834	$0.10
Adjustments, net of tax:
Amortization of convertible senior notes and lease financing obligations	4,593	0.09	4,205	0.10
Amortization of intangible assets	2,877	0.06	3,329	0.07
Adjusted net income per diluted share, continuing operations	$35,611	$0.71	$12,368	$0.27

Results of Operations, Continuing Operations
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Health Plans Segment
Premium Revenue
Premium revenue increased approximately 53% in the first quarter of 2015 compared with the first quarter of 2014, resulting from:

•	An increase of over 38% in enrollment due to growth across all health plan programs.

•	An increase of nearly 15% in premium revenue PMPM due to membership growth in programs serving the needs of members with more complex medical conditions for whom we receive higher monthly premiums.
Medical Care Costs
In the first quarter of 2015, medical care costs as a percent of premium revenue were consistent with the first quarter of 2014 at 88.7%. Medical margin increased 53% in first quarter of 2015 over the first quarter of 2014.
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended March 31,
	2015			2014
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$1,948,305	$226.04	73.9%	$1,181,061	$183.21	68.6%
Pharmacy	351,198	40.75	13.3	286,628	44.46	16.7
Capitation	216,325	25.10	8.2	169,439	26.28	9.8
Direct delivery	26,771	3.11	1.0	22,021	3.42	1.3
Other	93,185	10.80	3.6	62,509	9.71	3.6
Total	$2,635,784	$305.80	100.0%	$1,721,658	$267.08	100.0%
The following table provides detailed fee-for-service medical claims data for the periods presented (dollars in thousands, except per-member amounts):

	Three Months Ended
	March 31,
	2015	2014
Days in claims payable, fee for service	51	46
Number of claims in inventory at end of period	319,300	287,300
Billed charges of claims in inventory at end of period	$848,200	$517,300
Claims in inventory per member at end of period	0.11	0.13
Billed charges of claims in inventory per member at end of period	$286.07	$240.49
Number of claims received during the period	8,635,500	5,986,000
Billed charges of claims received during the period	$9,891,800	$6,354,000
Individual Health Plan Analysis
California. Premium revenue grew approximately 84% in the first quarter of 2015 when compared with the first quarter of 2014, the result of higher Medicaid expansion membership (up 69,000 members) and TANF and ABD membership (up 58,000 members); as well as the start-up of an MMP plan in the second quarter of 2014 (18,000 members at March 31, 2015). Overall, enrollment on a member-month basis increased 46% in the first quarter of 2015 compared with the first quarter of 2014. Increased premium revenue was also driven by a 38% increase in premium revenue PMPM, which was the result of the higher relative premium revenue PMPM among those programs experiencing enrollment growth (Medicaid expansion and MMP); and the addition of long-term care benefits to some of the health plan's ABD membership. Medical margin improved $17.8 million at the California health plan when compared with the first quarter of 2014, primarily due to higher enrollment. The medical care ratio for the California health plan increased to 88.6% in the first quarter of 2015, from 85.5% in the first quarter of 2014 as higher medical care ratios for the TANF and ABD programs more than offset a lower medical care ratio for the Medicaid expansion program.

Florida. The Florida health plan added approximately 185,000 Marketplace members in the first quarter of 2015. As a result, premium revenue nearly tripled, and medical margin improved $17.9 million in the first quarter of 2015 when compared with the first quarter of 2014. The medical care ratio increased to 90.5% from 88.9% in the first quarter of 2014, as higher medical care ratios related to Medicaid programs offset the lower medical care ratio of the Marketplace membership.
Illinois. Premium revenue grew to approximately $104 million in the first quarter of 2015, from $15 million in the first quarter of 2014. The plan experienced significant growth in 2014, primarily within the traditional TANF program, and to a lesser degree within the Medicaid expansion program. Additionally, the plan served its first MMP members in the first half of 2014. The medical care ratio for the Illinois health plan decreased to 85.9% in the first quarter of 2015, from 95.5% in the first quarter of 2014. The plan's higher medical care ratio in early 2014 was primarily the result of a small membership base transitioning to managed care, and increased medically related administrative costs incurred in preparation of anticipated enrollment growth in late 2014.
Michigan. Premium revenue grew approximately $46 million, or 27%, in the first quarter of 2015 when compared with the first quarter of 2014 due to the addition of Medicaid expansion members starting in the second quarter of 2014. Medicaid expansion enrollment reached 51,000 members by March 31, 2015. Higher medical care ratios for both the TANF and ABD programs offset a lower medical care ratio for the Medicaid expansion program; resulting in an increase of the health plan’s consolidated medical care ratio to 84.2% in the first quarter of 2015, from 78.0% for the first quarter of 2014.
New Mexico. Premium revenue grew approximately $89 million, or 39%, in the first quarter of 2015 when compared with the first quarter of 2014, due to substantial increases in membership in all Medicaid programs. The medical care ratio increased to 93.0% in the first quarter of 2015, from 87.3% in the first quarter of 2014, as increases in the medical care ratios of the TANF and ABD programs offset lower medical care ratios for the Medicaid expansion and long-term care ABD programs. The medical care ratio in the first quarter of 2015 of 93.0% was significantly lower than the medical care ratio of 98.4% recorded in the fourth quarter of 2014.
Ohio. Premium revenue grew approximately $237 million, or 85%, in the first quarter of 2015 when compared with the first quarter of 2014, due to growth in membership within the Medicaid expansion, MMP, and ABD programs. The medical care ratio of the Ohio health plan decreased to 80.2% in the first quarter of 2015, from 85.3% in the first quarter of 2014, due to decreased medical care ratios across all programs.
South Carolina. The medical care ratio for the South Carolina health plan decreased to 81.3% in the first quarter of 2015, from 94.0% in the first quarter of 2014. In the first quarter of 2014, the plan enrolled its first members who were transitioned from Medicaid fee-for-service to managed care.
Texas. Premium revenue grew approximately $62 million, or 19%, in the first quarter of 2015 when compared with the first quarter of 2014, primarily due to the addition of ABD members receiving nursing facility benefits effective March 1, 2015. The medical care ratio for the Texas health plan increased slightly to 92.1% in the first quarter of 2015, from 91.5% in the first quarter of 2014.
We did not recognize approximately $7 million before income taxes, or $0.09 per diluted share, of the approximately $9 million of quality revenue available to the Texas health plan in the first quarter of 2015. This compares with approximately $6 million before income taxes, or $0.08 per diluted share, of the approximately $9 million of quality revenue available to the Texas health plan in the first quarter of 2014. Absent quality revenue and profit-sharing adjustments, the medical care ratio at the Texas health plan would have been approximately 89% for the first quarter of 2015 and 88% for the first quarter of 2014.
We recognized no Texas quality revenue related to 2014 in the first quarter of 2015. We previously disclosed that approximately $20 million of Texas quality revenue for 2014 has not been recognized because we lack sufficient information to calculate how much we are owed. We may be able to recognize additional revenue from 2014 Texas quality incentives in the future.
Utah. Financial performance at the Utah health plan declined in the first quarter of 2015, when compared with the first quarter of 2014, due to deteriorating margins for both Medicaid and Medicare products. The medical care ratio of the Utah health plan increased to 96.1% in the first quarter of 2015, from 85.4% in the first quarter of 2014.
Washington. Premium revenue grew approximately $53 million, or 16%, in the first quarter of 2015 when compared with the first quarter of 2014, primarily due to growth in Medicaid expansion membership. The medical care ratio of the Washington health plan increased to 93.6% in the first quarter of 2015, from 92.2% in the first quarter of 2014, as a higher medical care ratio for members served under the TANF program more than offset a lower medical care ratio in the ABD program.
Wisconsin. Premium revenue grew approximately $22 million, or 57%, in the first quarter of 2015 when compared with the first quarter of 2014 as a result of increased Marketplace enrollment. The medical care ratio of the Wisconsin health plan increased to 80.7% in the first quarter of 2015, from 74.8% in the first quarter of 2014. We have previously expressed our belief that medical care ratios below 80% are not sustainable.

Operating Data
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan and program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended March 31, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,673	$510,544	$305.10	$452,435	$270.37	88.6%	$58,109
Florida	897	310,971	346.46	281,389	313.51	90.5	29,582
Illinois	305	104,145	341.86	89,437	293.58	85.9	14,708
Michigan	756	219,525	290.29	184,763	244.32	84.2	34,762
New Mexico	684	313,656	458.75	291,826	426.82	93.0	21,830
Ohio	1,055	515,087	488.26	413,074	391.56	80.2	102,013
South Carolina	343	91,326	266.42	74,269	216.67	81.3	17,057
Texas	775	381,785	492.38	351,478	453.30	92.1	30,307
Utah	266	77,142	290.27	74,144	278.99	96.1	2,998
Washington	1,563	376,350	240.83	352,374	225.49	93.6	23,976
Wisconsin	302	60,342	199.61	48,709	161.13	80.7	11,633
Other (3)	—	9,779	—	21,886	—	—	(12,107)
	8,619	$2,970,652	$344.65	$2,635,784	$305.80	88.7%	$334,868

	Three Months Ended March 31, 2014
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,254	$277,642	$221.42	$237,344	$189.28	85.5%	$40,298
Florida	270	105,166	389.67	93,461	346.30	88.9	11,705
Illinois	14	15,171	1,078.41	14,494	1,030.28	95.5	677
Michigan	648	173,496	267.58	135,320	208.70	78.0	38,176
New Mexico	549	225,068	410.00	196,409	357.79	87.3	28,659
Ohio	772	278,295	360.62	237,328	307.53	85.3	40,967
South Carolina	394	96,020	243.41	90,262	228.82	94.0	5,758
Texas	749	320,096	427.27	292,958	391.05	91.5	27,138
Utah	246	78,654	319.96	67,200	273.37	85.4	11,454
Washington	1,276	323,461	253.48	298,107	233.61	92.2	25,354
Wisconsin	274	38,528	140.67	28,809	105.19	74.8	9,719
Other (3)	—	8,740	—	29,966	—	—	(21,226)
	6,446	$1,940,337	$301.00	$1,721,658	$267.08	88.7%	$218,679

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.

	Three Months Ended March 31, 2015(1)
	Member Months(2)	Premium Revenue		Medical Care Costs		MCR(3)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	5,479	$972,039	$177.40	$896,826	$163.67	92.3%	$75,213
Medicaid Expansion	1,274	506,896	397.99	393,031	308.59	77.5	113,865
ABD	1,051	940,268	894.70	862,520	820.72	91.7	77,748
Marketplace	582	193,511	332.52	156,314	268.60	80.8	37,197
Medicare	131	133,335	1,013.66	128,497	977.09	96.4	4,838
MMP	102	224,603	2,206.17	198,596	1,950.71	88.4	26,007
	8,619	$2,970,652	$344.65	$2,635,784	$305.80	88.7%	$334,868
_____________

(1)	Three months ended March 31, 2014 data not presented due to lack of comparability.

(2)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(3)	"MCR" represents medical costs as a percentage of premium revenue.
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Service revenue before amortization	$52,536	$54,359
Amortization recorded as reduction of service revenue	(678)	(729)
Service revenue	51,858	53,630
Cost of service revenue	35,902	40,657
General and administrative costs	1,996	1,750
Amortization of customer relationship intangibles	170	975
Operating income	$13,790	$10,248

Operating income for our Molina Medicaid Solutions segment increased $3.5 million in the first quarter of 2015, compared with the first quarter of 2014, primarily the result of a renegotiated state contract, various operational efficiencies, and decreased intangible amortization.
Consolidated Expenses
General and Administrative Expenses
General and administrative expenses as a percentage of total revenue decreased significantly to 8.1% in the first quarter of 2015 compared with 9.1% in the first quarter of 2014. The decrease in the general and administrative expense ratio would have been even greater but for expenses associated with our Puerto Rico start-up health plan, and the expansion of our Marketplace enrollment. Absent the costs of the Puerto Rico start-up and Marketplace broker commissions and exchange fees, the first quarter 2015 general and administrative expense ratio would have been approximately 7.4%.
Premium Tax Expense
Premium tax expense was 3.1% in the first quarter of 2015, compared with 2.6% in the first quarter of 2014. In June 2014, the state of Michigan instituted a 6% use tax on medical premiums. That state has agreed to fund this tax through rate increases; as a result, we recorded approximately $12 million in additional revenue in the first quarter of 2015, as well as a corresponding premium tax expense.
Health Insurer Fee Revenue and Expenses
Health insurer fee revenue, as a percentage of premium revenue, was 1.6% in the first quarter of 2015 and 1.0% in the first quarter of 2014. Health insurer fee expenses, as a percentage of premium revenue, were 1.4% in the first quarter of 2015 and 1.1% in the first quarter of 2014. Both HIF revenue and expenses increased over the prior year proportionally to the increase in the total HIF tax base, which is assessed to all insurers. This base increased to $11.3 billion in 2015, from $8.0 billion in 2014. Refer to "Liquidity and Capital Resources—Financial Condition" below, for further discussion of the HIF.
Depreciation and Amortization
 The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of revenue, or as cost of service revenue.

	Three Months Ended March 31,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$21,103	0.7%	$16,136	0.8%
Amortization of intangible assets, continuing operations	3,889	0.1	4,555	0.2
Depreciation and amortization, continuing operations	24,992	0.8	20,691	1.0
Amortization recorded as reduction of service revenue	678	—	729	—
Amortization of capitalized software recorded as cost of service revenue	6,904	0.2	11,574	0.6
Depreciation and amortization reported in the statement of cash flows	$32,574	1.0%	$32,994	1.6%
Interest Expense
Interest expense increased to $14.9 million for the first quarter of 2015, from $13.8 million for the first quarter of 2014. The increase was due primarily to the issuance of the 1.625% Notes in third quarter of 2014. For further details regarding convertible senior notes transactions, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 11, "Debt."
Interest expense includes non-cash interest expense relating to the amortization of the discount on our long-term debt obligations, which amounted to $7.3 million and $6.7 million for the first quarter of 2015, and 2014, respectively.
Income Taxes
The provision for income taxes in continuing operations was recorded at an effective rate of 58.2% for the first quarter of 2015, compared with 53.9% for the first quarter of 2014. The first quarter 2015 rate is higher primarily due to the increase in the nondeductible HIF.
Liquidity and Capital Resources
Introduction
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue a short time before we pay for the related health care services. A majority of the assets held by our regulated subsidiaries are in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of 10 years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be three years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of March 31, 2015, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, and our investments in auction rate securities, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income was $3.0 million for the three months ended March 31, 2015, compared with $1.6 million for the three months ended March 31, 2014. Our annualized portfolio yield for the three months ended March 31, 2015 and 2014 was 0.4%.
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
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$553,633	$210,897	$342,736
Net cash used in investing activities	(227,790)	(27,491)	(200,299)
Net cash provided by (used in) financing activities	5,118	(35,932)	41,050
Net increase in cash and cash equivalents	$330,961	$147,474	$183,487
Operating Activities. Cash provided by operating activities increased $342.7 million year over year, primarily due to the changes in receivables, accounts payable and accrued liabilities, and medical claims and benefits payable, partially offset by the change in deferred revenue.
The decrease in accounts receivable provided $144.3 million, primarily due to collections of premiums receivable at our California health plan in the first quarter of 2015. The increase in accounts payable and accrued liabilities provided $130.4 million, primarily due to the accrual of the 2015 HIF in the first quarter of 2015. The increase in medical claims and benefits payable provided $97.9 million in connection with our membership growth in the first quarter of 2015, as described above. These items were partially offset by the $50.3 million decline relating to the change in deferred revenue in the first quarter of 2015.
Investing Activities. Cash used in investing activities in the first quarter of 2015 increased to $227.8 million, from $27.5 million in the same period of 2014 primarily due to increased purchases of investments.
Financing Activities. Cash provided by financing activities in the first quarter of 2015 amounted to $5.1 million. Cash used in financing activities in the first quarter of 2014 related primarily to the settlement of $38.1 million of contingent consideration liabilities for our 2013 South Carolina health plan acquisition, with no comparable activity in the first quarter of 2015.
Financial Condition
On a consolidated basis, at March 31, 2015, working capital amounted to $682.4 million, compared with $1,070.6 million at December 31, 2014.
As described in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 11, "Debt," our 1.125% Notes met the stock price trigger in the quarter ended March 31, 2015, and are convertible to cash through at least June 30, 2015. Because the 1.125% Notes may be converted within 12 months, the $440.2 million carrying amount is reported in current portion of long-term debt as of March 31, 2015, which resulted in decreased working capital as of March 31, 2015. We believe that the amount of the 1.125% Notes that may be converted over the next twelve months, if any, will be insignificant.
At March 31, 2015, and December 31, 2014, we had cash and investments, including restricted investments, of $3,178.1 million, and $2,665.9 million, respectively. We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Health Insurer Fee. We expect the 2015 HIF assessment related to our Medicaid business to be approximately $148 million, with an expected tax effect from the reimbursement of the assessment of approximately $91 million. Therefore, the total reimbursement necessary as a result of the Medicaid-related 2015 HIF assessment is approximately $239 million. We have secured agreements from all of our state partners except California, Michigan and Utah for the reimbursement of the 2015 HIF. Of this total 2015 HIF assessment, $65 million relates to our California, Michigan and Utah health plans.
Delay in recognition of the HIF expense reimbursement from California, Michigan and Utah reduced income before taxes by approximately $16 million in the first quarter of 2015. We recognized no HIF reimbursement related to 2014 ($20 million in the aggregate) in the first quarter of 2015. However, in April 2015 we received reimbursement of the 2014 HIF, including the related tax effects, from the state of California.
We continue to work with the states of California, Michigan and Utah to secure agreement for the reimbursement for the full economic impact of the HIF. The failure of our state partners to reimburse us in full for the HIF and its related tax effects could have a material adverse effect on our business, financial condition, cash flows and results of operations.
The following table provides the details of our HIF revenue reimbursement by health plan as of March 31, 2015 (in thousands):

	HIF Reimbursement Revenue, Gross(1)
	Three Months Ended March 31, 2015		Year Ended Dec. 31, 2015
	Recognized	Necessary for Full Reimbursement	Necessary for Full Reimbursement
2015 HIF:
California	$—	$7,724	$30,898
Florida	2,027	2,027	8,108
Illinois	965	965	3,861
Michigan	—	6,998	27,993
New Mexico	7,539	7,539	30,157
Ohio	11,936	11,936	47,743
South Carolina	3,053	3,053	12,214
Texas	5,839	5,839	23,357
Utah	—	1,453	5,813
Washington	10,951	10,951	43,802
Wisconsin	1,126	1,126	4,505
Subtotal, Medicaid	43,436	59,611	238,451
Marketplace	398	398	1,586
Medicare	5,702	5,702	22,801
	$49,536	$65,711	$262,838

Recognized in:
Health insurer fee revenue	$47,948
Premium tax revenue	1,588
	$49,536
____________________

(1)	Amounts in the table include the Company's estimate of the full economic impact of the HIF including premium tax and the income tax effect.
Regulatory Capital and Dividend Restrictions
For information on our regulatory capital requirements and dividend restrictions, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 15, "Commitments and Contingencies."
Future Sources and Uses of Liquidity
For information on our debt instruments, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 11, "Debt."
For information on our shelf registration statement and our securities repurchase program, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 13, "Stockholders' Equity."

Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2014, was disclosed in our 2014 Annual Report on Form 10-K. There were no material changes to this previously filed information outside the ordinary course of business during the three months ended March 31, 2015. For further discussion and maturities of our long-term debt, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 11, "Debt."
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

•
Health Plans segment contractual provisions that may adjust or limit revenue or profit. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the first quarter of 2015 in connection with such contractual provisions.

•
Health Plans segment quality incentives. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the first quarter of 2015 in connection with such quality incentives.

•	Molina Medicaid Solutions segment revenue and cost recognition.
There have been no significant changes during the three months ended March 31, 2015, to the items that we disclosed as our critical accounting estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
A description of our legal proceedings is included in and incorporated by reference to Note 15 of the Notes to the Consolidated Financial Statements contained in Part I, Item 1 of this report.
Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A – Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors described herein and in our 2014 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
There have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended March 31, 2015 was as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31	3,541	$53.53	—	$—
February 1 - February 28	1,721	$50.91	—	$50,000,000
March 1 - March 31	133,392	$63.69	—	$50,000,000
Total	138,654	$63.27	—

(a)
During the three months ended March 31, 2015, we withheld 138,654 shares of common stock under our 2002 Equity Incentive Plan and 2011 Equity Incentive Plan to settle our employees' income tax obligations.

(b)
Effective as of February 25, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. Stock repurchases under this program may be made through open-market and/or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and market conditions. This repurchase program extends through December 31, 2015.

Item 3.    Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
Reference is made to the accompanying Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	May 7, 2015	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 7, 2015	/s/ JOHN C. MOLINA, J.D.
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