Form 10-Q
period 2015-06-30
MOLINA HEALTHCARE INC
filed 2015-07-30
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 24, 2015, was approximately 56,056,000.

MOLINA HEALTHCARE, INC.
Form 10-Q

For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Amounts in thousands, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,013,882	$1,539,063
Investments	1,466,622	1,019,462
Receivables	631,124	596,456
Deferred income taxes	37,480	39,532
Prepaid expenses and other current assets	148,615	50,884
Derivative asset	508,504	—
Total current assets	4,806,227	3,245,397
Property, equipment, and capitalized software, net	363,244	340,778
Deferred contract costs	65,410	53,675
Intangible assets, net	80,462	89,273
Goodwill	272,046	271,964
Restricted investments	110,956	102,479
Derivative asset	—	329,323
Other assets	37,814	44,326
	$5,736,159	$4,477,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,492,252	$1,200,522
Amounts due government agencies	824,934	527,193
Accounts payable and accrued liabilities	399,186	241,654
Deferred revenue	57,723	196,076
Income taxes payable	10,396	8,987
Current portion of long-term debt	445,668	341
Derivative liability	508,355	—
Total current liabilities	3,738,514	2,174,773
Convertible senior notes	272,930	704,097
Lease financing obligations	161,323	160,710
Lease financing obligations – related party	40,016	40,241
Deferred income taxes	29,174	24,271
Derivative liability	—	329,194
Other long-term liabilities	31,095	33,487
Total liabilities	4,273,052	3,466,773

Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding: 56,050 shares at June 30, 2015 and 49,727 shares at December 31, 2014	56	50
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	782,433	396,059
Accumulated other comprehensive loss	(1,830)	(1,019)
Retained earnings	682,448	615,352
Total stockholders’ equity	1,463,107	1,010,442
	$5,736,159	$4,477,215
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Amounts in thousands, except net income per share) (Unaudited)
Revenue:
Premium revenue	$3,304,372	$2,167,142	$6,275,024	$4,107,479
Service revenue	47,243	50,232	99,101	103,862
Premium tax revenue	94,609	70,120	189,956	121,813
Health insurer fee revenue	73,890	19,662	121,838	38,358
Investment income	3,828	1,945	6,843	3,574
Other revenue	948	2,938	3,251	6,196
Total revenue	3,524,890	2,312,039	6,696,013	4,381,282
Operating expenses:
Medical care costs	2,929,534	1,934,299	5,565,318	3,655,957
Cost of service revenue	32,819	37,107	68,721	77,764
General and administrative expenses	286,496	193,239	542,586	381,326
Premium tax expenses	94,609	70,120	189,956	121,813
Health insurer fee expenses	40,652	21,945	81,430	44,135
Depreciation and amortization	25,152	22,902	50,144	43,593
Total operating expenses	3,409,262	2,279,612	6,498,155	4,324,588
Operating income	115,628	32,427	197,858	56,694
Other expenses, net:
Interest expense	14,946	13,993	29,822	27,815
Other income, net	(32)	(9)	(42)	(53)
Total other expenses, net	14,914	13,984	29,780	27,762
Income from continuing operations before income tax expense	100,714	18,443	168,078	28,932
Income tax expense	61,783	10,702	101,006	16,357
Income from continuing operations	38,931	7,741	67,072	12,575
Income (loss) from discontinued operations, net of tax	12	70	24	(266)
Net income	$38,943	$7,811	$67,096	$12,309

Basic net income per share:
Continuing operations	$0.78	$0.17	$1.36	$0.27
Basic net income per share	$0.78	$0.17	$1.36	$0.27

Diluted net income per share:
Continuing operations	$0.72	$0.16	$1.29	$0.26
Diluted net income per share	$0.72	$0.16	$1.29	$0.26
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Amounts in thousands) (Unaudited)
Net income	$38,943	$7,811	$67,096	$12,309
Other comprehensive (loss) income:
Unrealized investment (loss) gain	(3,377)	391	(1,261)	1,817
Effect of income taxes	(1,250)	(31)	(450)	691
Other comprehensive (loss) income, net of tax	(2,127)	422	(811)	1,126
Comprehensive income	$36,816	$8,233	$66,285	$13,435

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2015	2014
	(Amounts in thousands) (Unaudited)
Operating activities:
Net income	$67,096	$12,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,076	65,654
Deferred income taxes	7,405	1,692
Share-based compensation	9,241	10,456
Amortization of convertible senior notes and lease financing obligations	14,685	13,455
Other, net	8,641	1,723
Changes in operating assets and liabilities:
Receivables	(34,668)	(174,579)
Prepaid expenses and other assets	(97,027)	(66,887)
Medical claims and benefits payable	291,730	254,395
Amounts due government agencies	297,741	119,872
Accounts payable and accrued liabilities	157,734	57,625
Deferred revenue	(138,353)	(76,271)
Income taxes	1,409	16,016
Net cash provided by operating activities	647,710	235,460
Investing activities:
Purchases of investments	(992,978)	(368,304)
Proceeds from sales and maturities of investments	541,050	326,648
Purchases of property, equipment and capitalized software	(65,860)	(37,670)
Increase in restricted investments	(14,202)	(15,622)
Net cash paid in business combinations	(8,006)	—
Other, net	(16,853)	(7,388)
Net cash used in investing activities	(556,849)	(102,336)
Financing activities:
Proceeds from common stock offering, net of issuance costs	373,151	—
Contingent consideration liabilities settled	—	(50,349)
Proceeds from employee stock plans	8,387	7,617
Other, net	2,420	1,064
Net cash provided by (used in) financing activities	383,958	(41,668)
Net increase in cash and cash equivalents	474,819	91,456
Cash and cash equivalents at beginning of period	1,539,063	935,895
Cash and cash equivalents at end of period	$2,013,882	$1,027,351

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six Months Ended
	June 30,
	2015	2014
	(Amounts in thousands) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Increase in non-cash lease financing obligation – related party	$—	$12,447
Common stock used for share-based compensation	$(8,921)	$(8,453)

Details of change in fair value of derivatives, net:
Gain on 1.125% Call Option	$(179,161)	$63,809
Loss on 1.125% Conversion Option	179,181	(63,799)
Change in fair value of derivatives, net	$20	$10

Details of business combinations:
Fair value of assets acquired	$(82)	$—
Payable to seller	(7,924)	—
Net cash paid in business combinations	$(8,006)	$—

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015
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
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of June 30, 2015, these health plans served 3.4 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace (Marketplace) members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate, as well as the management of a hospital in southern California under a management services agreement.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
Market Updates - Health Plans Segment
Florida. On July 14, 2015, we announced that our Florida health plan entered into an agreement with Preferred Medical Plan, Inc. Under this agreement, we will assume Preferred's Medicaid contract in Miami-Dade and Monroe counties, as well as acquire certain assets related to the operation of its Medicaid business. Preferred currently serves approximately 25,000 Medicaid members. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the third quarter of 2015.
As of June 30, 2015, our Florida health plan served 176,000 Marketplace members, more than double its total membership as of December 31, 2014.
Illinois. On July 15, 2015, we announced that our Illinois health plan entered into an agreement with Accountable Care Chicago, LLC, also known as MyCare Chicago. Under this agreement, we will receive the right to assume MyCare Chicago's Medicaid members in Cook County, as well as acquire certain assets related to the operation of the Medicaid business. MyCare Chicago currently serves approximately 61,000 Medicaid members. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the fourth quarter of 2015.
Michigan. On May 15, 2015, we announced that our Michigan health plan entered into an agreement with HealthPlus of Michigan and its subsidiary, HealthPlus Partners, Inc. (collectively, HealthPlus). Under this agreement, we will assume HealthPlus Partners' Medicaid contract and HealthPlus of Michigan's MIChild contract, as well as certain provider agreements. HealthPlus currently serves approximately 90,000 Medicaid and 6,000 MIChild members. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the third quarter of 2015.
Puerto Rico. Effective April 1, 2015, our Puerto Rico health plan served its first members. As of June 30, 2015, our Puerto Rico plan enrollment amounted to approximately 361,000 members.
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
Certain components of premium revenue are subject to accounting estimates as follows:
Contractual Provisions That May Adjust or Limit Revenue or Profit
Health Plan Medical Cost Floors (Minimums), Medical Cost Corridors, and Administrative Cost Ceilings (Maximums): A portion of certain Medicaid, Medicare, and Marketplace premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $516.8 million and $392.4 million at June 30, 2015 and December 31, 2014, respectively, to amounts due government agencies. Approximately $458.1 million of the liability accrued at June 30, 2015 relates to our participation in Medicaid expansion programs.
In general, such amounts are subject to future changes in estimate based upon our actual cost performance and interpretations of allowable medical costs and revenue. At our Washington health plan (where we had recorded a liability of approximately $271.1 million related to the Medicaid expansion medical cost floor at June 30, 2015), premium revenue may be retroactively adjusted across the entire state Medicaid expansion program based upon the medical cost performance of the program as a whole. As such, our liability under Washington’s contractual provisions is determined not just by our own medical cost performance, but by that of all health plans participating in the program; and we have limited visibility into the costs of those health plans.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold; we had no receivables recorded at June 30, 2015 or December 31, 2014 that were related to such provisions.
Health Plan Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage, in some cases in accordance with a tiered rebate schedule. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. As a result of profits in excess of the amount we are allowed to retain, we recorded a liability of $5.4 million and $0.5 million at June 30, 2015 and December 31, 2014, respectively.
Medicare Revenue Risk Adjustment: Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services (CMS), our Medicare premiums are subject to retroactive adjustment for both member risk scores and member pharmacy cost experience for up to two years after the original year of service. This adjustment takes into account the acuity of each member’s medical needs relative to what was anticipated when premiums were originally set for that member. In the event that a member requires less acute medical care than was anticipated by the original premium amount, CMS will recover premium from us. In the event that a member requires more acute medical care than was anticipated by the original premium amount, CMS will pay us additional retroactive premium. A similar retroactive reconciliation is undertaken by CMS for our Medicare members’ pharmacy utilization. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses, we have recorded a net receivable of $30.8 million and $7.6 million for anticipated Medicare risk adjustment premiums at June 30, 2015 and December 31, 2014, respectively.
Quality Incentives
At our California, Illinois, New Mexico, Ohio, South Carolina, Texas, Washington and Wisconsin health plans, revenue ranging from approximately 1% to 4% of certain health plan premiums is not earned unless specified performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of June 30, 2015 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of June 30, 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Maximum available quality incentive premium - current period	$27,830	$24,300	$58,145	$44,464

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$11,225	$12,717	$20,776	$18,014
Earned prior periods	11,088	3,582	11,471	3,204
Total	$22,313	$16,299	$32,247	21,218

Total premium revenue recognized for state health plans with quality incentive premiums	$2,525,571	$1,708,808	$4,878,806	$3,187,069
California Health Plan Rate Settlement Agreement
In 2013, our California health plan entered into a settlement agreement with the California Department of Health Care Services (DHCS). The agreement settled rate disputes initiated by our California health plan dating back to 2003 with respect to its participation in Medi-Cal (California’s Medicaid program). Under the terms of the agreement, DHCS may be required to make a payment to us if the California health plan's pre-tax margin falls below certain levels. The maximum amount that DHCS would pay to us under the terms of the settlement agreement is $40.0 million; no amounts receivable were recorded related to this agreement at June 30, 2015 or December 31, 2014. The agreement expires effective December 31, 2017.
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes, nondeductible expenses under the Affordable Care Act Health Insurer Fee (HIF), nondeductible compensation and other general and administrative expenses. The effective tax rate may be subject to fluctuations during the year, particularly as a result of the level of pretax earnings, and also as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.
New Accounting Standards
Revenue Recognition. On July 9, 2015, the Financial Accounting Standards Board (FASB) affirmed its proposal to defer the effective date of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, for all entities by one year. As a result, public business entities will apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and for interim reporting periods within annual reporting periods beginning after December 15, 2017. We continue to evaluate whether to elect the full or modified retrospective adoption method, and the potential effects to our financial statements.

Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, which will require additional disclosure on the liability for unpaid claims and claim adjustment expenses. Effective for us in the first quarter of 2016, ASU 2015-09 is applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted; we are evaluating the potential effects of the adoption to our financial statements.
Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. Effective for us in the first quarter of 2016, ASU 2015-03 is applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted; we are evaluating the potential effects of the adoption to our financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (SEC) did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.
3. Net Income per Share
The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Shares outstanding at the beginning of the period	48,852	46,263	48,578	45,871
Weighted-average number of shares issued:
Common stock offering	1,365	—	687	—
Share-based compensation	25	16	203	279
Denominator for basic net income per share	50,242	46,279	49,468	46,150
Effect of dilutive securities:
Share-based compensation	319	361	426	527
Convertible senior notes (1)	682	1,363	341	1,147
1.125% Warrants (1)	2,628	—	1,773	—
Denominator for diluted net income per share	53,871	48,003	52,008	47,824

Potentially dilutive common shares excluded from calculations (2):
Stock options	—	—	—	45
1.125% Warrants	—	13,490	—	13,490
______________________________

(1)	For more information regarding the convertible senior notes, refer to Note 11, "Debt." For more information regarding the 1.125% Warrants, refer to Note 12, "Derivatives."

(2)
The dilutive effect of all potentially dilutive common shares is calculated using the treasury-stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the three and six months ended June 30, 2014, the 1.125% Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock.

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

5. Share-Based Compensation
As of June 30, 2015, there are approximately 475,000 unvested restricted shares awarded to our named executive officers, with market and performance conditions, outstanding. In the event the vesting conditions are not achieved, the awards will lapse. Based on our assessment as of June 30, 2015, we expect the performance conditions relating to approximately 297,000 of such restricted share awards to be met in full. For the remaining 178,000 unvested restricted share awards, we reversed share-based compensation expense recognized from inception through March 31, 2015, or approximately $2.6 million, in the second quarter of 2015.
Charged to general and administrative expenses, total share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Restricted stock and performance awards	$2,654	$4,214	$7,255	$8,822
Employee stock purchase plan and stock options	912	646	1,986	1,634
	$3,566	$4,860	$9,241	$10,456
As of June 30, 2015, there was $34.3 million of total unrecognized compensation expense related to unvested restricted stock awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 1.8 years.
Restricted and performance stock activity for the six months ended June 30, 2015 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2014	1,282,072	$33.55
Granted	412,994	64.01
Vested	(386,634)	32.77
Forfeited	(46,634)	37.61
Unvested balance as of June 30, 2015	1,261,798	43.61
The total fair value of restricted and performance awards granted during the six months ended June 30, 2015 and 2014 was $26.8 million and $23.5 million, respectively. The total fair value of restricted awards, including those with performance and market conditions, which vested during the six months ended June 30, 2015 and 2014 was $24.4 million and $21.5 million, respectively.
6. Fair Value Measurements
We consider the carrying amounts of cash and cash equivalents and other current assets and current liabilities (not including derivatives) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:
Level 1 — Observable Inputs
Level 1 financial instruments are actively traded and therefore the fair value for these securities is based on quoted market prices on one or more securities exchanges.
Level 2 — Directly or Indirectly Observable Inputs
Level 2 financial instruments are traded frequently though not necessarily daily. Fair value for these investments is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets.
Level 3 — Unobservable Inputs
Level 3 financial instruments are valued using unobservable inputs that represent management's best estimate of what market participants would use in pricing the financial instrument at the measurement date. Our Level 3 financial instruments include the following:

Derivative financial instruments. Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of June 30, 2015 included the price of our common stock, time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 12, “Derivatives,” the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
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
Auction rate securities. Auction rate securities are designated as available-for-sale and are reported at fair value in other assets. To estimate the fair value of these securities, we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of June 30, 2015.
Our financial instruments measured at fair value on a recurring basis at June 30, 2015, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$961,796	$—	$961,796	$—
Municipal securities	177,416	—	177,416	—
GSEs	162,413	162,413	—	—
U.S. treasury notes	65,741	65,741	—	—
Certificates of deposit	72,164	—	72,164	—
Asset-backed securities	26,276	—	26,276	—
Mortgage-backed securities	816	816	—	—
Subtotal - current investments	1,466,622	228,970	1,237,652	—
Auction rate securities	2,365	—	—	2,365
1.125% Call Option derivative asset	508,504	—	—	508,504
Total assets measured at fair value on a recurring basis	$1,977,491	$228,970	$1,237,652	$510,869

1.125% Conversion Option derivative liability	$508,355	$—	$—	$508,355
Contingent consideration liability	500	—	—	500
Total liabilities measured at fair value on a recurring basis	$508,855	$—	$—	$508,855

Our financial instruments measured at fair value on a recurring basis at December 31, 2014, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$641,729	$—	$641,729	$—
Municipal securities	127,045	—	127,045	—
GSEs	122,269	122,269	—	—
U.S. treasury notes	59,543	59,543	—	—
Certificates of deposit	68,876	—	68,876	—
Subtotal - current investments	1,019,462	181,812	837,650	—
Auction rate securities	4,847	—	—	4,847
1.125% Call Option derivative asset	329,323	—	—	329,323
Total assets measured at fair value on a recurring basis	$1,353,632	$181,812	$837,650	$334,170

1.125% Conversion Option derivative liability	$329,194	$—	$—	$329,194
Contingent consideration liability	500	—	—	500
Total liabilities measured at fair value on a recurring basis	$329,694	$—	$—	$329,694
The following table presents activity relating to our assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Changes in Level 3 Instruments
	Auction Rate Securities	Derivatives, Net	Contingent Consideration Liability
	(In thousands)
Balance at December 31, 2014	$4,847	$129	$(500)
Total gains for the period recognized in:
Other expenses, net	—	20	—
Other comprehensive income	118	—	—

Settlements	(2,600)	—	—
Balance at June 30, 2015	$2,365	$149	$(500)
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

	June 30, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$445,239	$973,770	$—	$973,770	$—
1.625% Notes	272,930	394,199	—	394,199	—
	$718,169	$1,367,969	$—	$1,367,969	$—

	December 31, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$435,330	$767,377	$—	$767,377	$—
1.625% Notes	268,767	337,292	—	337,292	—
	$704,097	$1,104,669	$—	$1,104,669	$—

7. Investments
The following tables summarize our investments as of the dates indicated:

	June 30, 2015
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$964,150	$226	$2,580	$961,796
Municipal securities	177,898	142	624	177,416
GSEs	162,496	79	162	162,413
U.S. treasury notes	65,571	185	15	65,741
Certificates of deposit	72,165	—	1	72,164
Asset-backed securities	26,294	3	21	26,276
Mortgage-backed securities	818	—	2	816
Subtotal - current investments	1,469,392	635	3,405	1,466,622
Auction rate securities	2,500	—	135	2,365
	$1,471,892	$635	$3,540	$1,468,987

	December 31, 2014
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$642,910	$201	$1,382	$641,729
Municipal securities	127,185	129	269	127,045
GSEs	122,317	34	82	122,269
U.S. treasury notes	59,546	30	33	59,543
Certificates of deposit	68,893	1	18	68,876
Subtotal - current investments	1,020,851	395	1,784	1,019,462
Auction rate securities	5,100	—	253	4,847
	$1,025,951	$395	$2,037	$1,024,309
The contractual maturities of our investments as of June 30, 2015 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$695,555	$695,104
Due one year through five years	740,989	738,942
Due after five years through ten years	32,848	32,576
Due after ten years	2,500	2,365
	$1,471,892	$1,468,987
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three and six months ended June 30, 2015 and 2014 were insignificant.
We have determined that unrealized gains and losses on our investments at June 30, 2015 and December 31, 2014, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of June 30, 2015:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in thousands)
Corporate debt securities	$584,246	$2,253	422	$81,997	$327	41
Municipal securities	116,735	542	162	5,725	82	12
GSEs	73,182	162	28	—	—	—
U.S. treasury notes	8,274	15	5	—	—	—
Certificates of deposit	734	1	3	—	—	—
Asset-backed securities	17,793	21	19	—	—	—
Mortgage-backed securities	816	2	2	—	—	—
Auction rate securities	—	—	—	2,365	135	3
	$801,780	$2,996	641	$90,087	$544	56
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

8. Receivables
Receivables consist primarily of amounts due from government Medicaid agencies, which may be subject to potential retroactive adjustments. Because all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for doubtful accounts is immaterial.

	June 30, 2015	December 31, 2014
	(In thousands)
California	$175,864	$310,938
Florida	16,529	2,141
Illinois	43,963	31,594
Michigan	25,959	19,880
New Mexico	71,434	49,609
Ohio	84,484	45,187
Puerto Rico	10,607	—
South Carolina	4,579	4,134
Texas	51,654	29,348
Utah	16,201	6,389
Washington	69,823	42,848
Wisconsin	27,888	8,102
Direct delivery and other	6,886	11,295
Total Health Plans segment	605,871	561,465
Molina Medicaid Solutions segment	25,253	34,991
	$631,124	$596,456
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

	June 30, 2015	December 31, 2014
	(In thousands)
California	$373	$373
Florida	27,016	28,649
Illinois	311	311
Michigan	1,014	1,014
New Mexico	46,643	35,135
Ohio	11,725	12,719
Puerto Rico	10,094	5,097
South Carolina	310	6,040
Texas	3,502	3,500
Utah	3,619	3,601
Washington	151	151
Wisconsin	954	—
Other	242	888
Total Health Plans segment	105,954	97,478
Molina Medicaid Solutions segment	5,002	5,001
	$110,956	$102,479

The contractual maturities of our held-to-maturity restricted investments as of June 30, 2015 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$100,792	$100,792
Due one year through five years	10,164	10,167
	$110,956	$110,959
10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	June 30, 2015	December 31, 2014
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$1,138,794	$870,429
Pharmacy payable	80,902	71,412
Capitation payable	30,673	28,150
Other	241,883	230,531
	$1,492,252	$1,200,522
"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $134.2 million and $119.3 million as of June 30, 2015 and December 31, 2014, respectively.
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

	Six Months Ended	Year Ended
	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Medical claims and benefits payable, beginning balance	$1,200,522	$669,787
Components of medical care costs related to:
Current period	5,703,391	8,122,885
Prior periods (1)	(138,131)	(45,979)
Total medical care costs	5,565,260	8,076,906

Change in non-risk provider payables	14,826	(31,973)

Payments for medical care costs related to:
Current period	4,448,820	7,064,427
Prior periods	839,536	449,771
Total paid	5,288,356	7,514,198
Medical claims and benefits payable, ending balance	$1,492,252	$1,200,522

Benefit from prior period as a percentage of:
Balance at beginning of period	11.5%	6.9%
Premium revenue, trailing twelve months	1.2%	0.5%
Medical care costs, trailing twelve months	1.4%	0.6%

____________________

(1)
The benefit from prior period development of medical claims and benefits payable for the six months ended June 30, 2015 included approximately $22 million relating to programs that contain medical cost floor or corridor provisions. Accordingly, premium revenue for the six months ended June 30, 2015 was reduced by the same amount.

That portion of our total medical claims and benefits payable liability that is most subject to variability in the estimate is fee-for-service claims incurred but not paid (IBNP). IBNP represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors.
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
The use of a consistent methodology in estimating our liability for medical claims and benefits payable minimizes the degree to which the under– or overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. Any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate.
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
We believe that the most significant factors that will determine the accuracy of our IBNP estimates at June 30, 2015 are as follows:

•	At our Florida health plan, Marketplace enrollment increased by 175,000 members in the first half of 2015. Because of these new members the reserves are more subject to change than usual.

•
At our Illinois health plan, enrollment has increased by nearly 79,000 members during the fourth quarter of 2014 and the first half of 2015. Because of these new members the reserves are more subject to change than usual.

•
At our Ohio health plan, enrollment in the MMP integrated duals program has increased by approximately 9,000 members during the first half of 2015. Because of these new members the reserves are more subject to change than usual.

•
At our Washington health plan, certain delays related to the implementation of revised fee schedules resulted in a significant increase to our outpatient claims inventory in the first quarter of 2015, followed by a reduction in inventory during the second quarter of 2015. This significant change in inventory adds to the uncertainty of our unpaid claims estimates.

We recognized favorable prior period claims development in the amount of $138.1 million for the six months ended June 30, 2015. This amount represents our estimate as of June 30, 2015, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2014 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

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

•
Also at our Ohio health plan, approximately 61,000 members were enrolled in the Medicaid expansion program in 2014. The reserves for such members were partially based on expected costs built into the pricing assumptions because this program was new in 2014. Our costs were ultimately less than those assumed in those pricing assumptions, resulting in an overestimation of our liability as of December 31, 2014.

•
At our California health plan, more than 100,000 members were enrolled in the Medicaid expansion program in 2014. The reserves for such members were partially based on expected costs built into the pricing assumptions because this program was new in 2014. Our costs were ultimately less than those assumed in those pricing assumptions, resulting in an overestimation of our liability as of December 31, 2014.

•
At our New Mexico health plan, there was a retroactive increase to the provider fee schedules implemented by the state in mid-2014. This resulted in many claims adjustments paid well after the dates of service, causing an increase in the average time between the date of service and the date of payment. This resulted in an overstatement of the reserves as of December 31, 2014.

11. Debt
As of June 30, 2015, maturities of debt for the years ending December 31 are as follows (in thousands):

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

Credit Facility. On June 12, 2015, we entered into an unsecured $250 million revolving Credit Facility which will be used to finance working capital needs, acquisitions, capital expenditures, and other general corporate activities. The Credit Facility has a term of 5 years and all amounts outstanding will be due and payable on June 12, 2020. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $350 million. As of June 30, 2015, no amounts were outstanding under the Credit Facility.
Borrowings under the Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee.
Although the Credit Facility is not secured by any of our assets, two of our wholly owned subsidiaries, Molina Medicaid Solutions and Molina Medical Management, Inc., have jointly and severally guaranteed our obligations under the Credit Facility.
The Credit Facility contains customary non-financial and financial covenants, including a minimum fixed charge coverage ratio, a maximum debt-to-EBITDA ratio and minimum statutory net worth. We are required to not exceed a maximum debt-to-EBITDA ratio of 4.00 to 1.00. At June 30, 2015, we were in compliance with all financial covenants under the Credit Facility.
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
The 1.125% Notes met the stock price trigger in the quarter ended June 30, 2015, and are convertible to cash through at least September 30, 2015. Because the 1.125% Notes may be converted into cash within 12 months, the $445.2 million carrying amount is reported in current portion of long-term debt as of June 30, 2015.
The 1.125% Notes contain an embedded cash conversion option (the 1.125% Conversion Option), which was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Conversion Option transaction settles or expires. The initial fair value liability of the 1.125% Conversion Option simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate of approximately 6%. As of June 30, 2015, the 1.125% Notes have a remaining amortization period of 4.5 years. The 1.125% Notes' if-converted value exceeded their principal amount by approximately $361 million and $93 million as of June 30, 2015 and December 31, 2014, respectively.
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

As of June 30, 2015, the 1.625% Notes were not convertible.
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
Because the 1.625% Notes have cash settlement features, we have allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 1.625% Notes resulted in a debt discount that is amortized back to the 1.625% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. The expected life of the debt is approximately four years, beginning on the issuance date and ending on the first date we may redeem the notes in August 2018. As of June 30, 2015, the 1.625% Notes have a remaining amortization period of 3.1 years. This has resulted in our recognition of interest expense on the 1.625% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5%. The outstanding 1.625% Notes’ if-converted value exceeded their principal amount by approximately $58 million as of June 30, 2015, and did not exceed their principal amount as of December 31, 2014. At June 30, 2015, the equity component of the 1.625% Notes, including the impact of deferred taxes, was $22.9 million.
The principal amounts, unamortized discount (net of premium related to 1.625% Notes), and net carrying amounts of the convertible senior notes were as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
June 30, 2015:
1.125% Notes	$550,000	$104,761	$445,239
1.625% Notes	301,551	28,621	272,930
	$851,551	$133,382	$718,169
December 31, 2014:
1.125% Notes	$550,000	$114,670	$435,330
1.625% Notes	301,551	32,784	268,767
	$851,551	$147,454	$704,097

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$2,772	$3,300	$5,544	$6,600
Amortization of the discount	7,086	6,414	14,072	12,728
	$9,858	$9,714	$19,616	$19,328

Lease Financing Obligations. In 2013, we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of the Molina Center located in Long Beach, California, and our Ohio health plan office building located in Columbus, Ohio. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated over their remaining useful lives. The lease financing obligation is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Rent will increase 3% per year through the initial term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest expense amounted to $6.3 million and $6.2 million for the six months ended June 30, 2015 and 2014, respectively.
As described and defined in further detail in Note 16, "Related Party Transactions," we entered into a lease for office space in February 2013 consisting of two office buildings. We have concluded that we are the accounting owner of the buildings due to our continuing involvement with the properties. We have recorded $37.1 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of June 30, 2015, which represents the total cost incurred by the Landlord for the construction of the buildings, net of accumulated depreciation. As of June 30, 2015 and December 31, 2014, the aggregate amount recorded to lease financing obligations, including the current portion, amounted to $40.4 million and $40.6 million, respectively. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest expense was $2.0 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. In addition to the capitalization of the costs incurred by the Landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was $0.6 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.
12. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	June 30, 2015	December 31, 2014
		(In thousands)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$508,504	$—
	Non-current assets: Derivative asset	$—	$329,323

Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$508,355	$—
	Non-current liabilities: Derivative liability	$—	$329,194
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
As of June 30, 2015, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Notes may be converted within 12 months of June 30, 2015, as described in Note 11, "Debt.”
13. Stockholders' Equity
Stockholders' equity increased $452.7 million during the six months ended June 30, 2015 compared with stockholders' equity at December 31, 2014. The increase was due primarily to the common stock offering described below, net income of $67.1 million, and $13.2 million related to employee stock transactions.
Common Stock Offering. In June 2015, we completed an underwritten public offering of 5,750,000 shares of our common stock, including the over-allotment option, conducted pursuant to an effective shelf registration statement filed with the SEC in May 2015. Net of issuance costs, proceeds from the offering amounted to approximately $373.2 million, or $64.90 per share, resulting in an increase to additional paid-in capital. We will use the proceeds to finance working capital needs, acquisitions, capital expenditures, and other general corporate activities.
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
Shelf Registration Statement. As noted above, we filed an automatic shelf registration statement on Form S-3 in May 2015 covering the issuance of an indeterminate number of our securities, including common stock, warrants, or debt securities. We may publicly offer securities from time to time at prices and terms to be determined at the time of the offering.
Stock Plans. In connection with our equity incentive plans and employee stock purchase plan, we issued approximately 460,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the six months ended June 30, 2015.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue, continuing operations:
Health Plans segment:
Premium revenue	$3,304,372	$2,167,142	$6,275,024	$4,107,479
Premium tax revenue	94,609	70,120	189,956	121,813
Health insurer fee revenue	73,890	19,662	121,838	38,358
Investment income	3,828	1,945	6,843	3,574
Other revenue	948	2,938	3,251	6,196
Molina Medicaid Solutions segment:
Service revenue	47,243	50,232	99,101	103,862
	$3,524,890	$2,312,039	$6,696,013	$4,381,282

Income from continuing operations before income tax expense:
Health Plans segment	$102,585	$21,986	$171,025	$36,005
Molina Medicaid Solutions segment	13,043	10,441	26,833	20,689
Operating income, continuing operations	115,628	32,427	197,858	56,694
Other expenses, net	14,914	13,984	29,780	27,762
	$100,714	$18,443	$168,078	$28,932
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
Regulatory Capital and Dividend Restrictions. Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements upon us that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,005 million at June 30, 2015, and $859 million at December 31, 2014. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $536.4 million and $202.6 million as of June 30, 2015 and December 31, 2014, respectively.
The National Association of Insurance Commissioners (NAIC), adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules which may vary from state to state.
As of June 30, 2015, our health plans had aggregate statutory capital and surplus of approximately $1,071 million compared with the required minimum aggregate statutory capital and surplus of approximately $589 million. All of our health plans were in compliance with the minimum capital requirements at June 30, 2015. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
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
We have determined that JMMPC is a variable interest entity (VIE), and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of June 30, 2015, JMMPC had total assets of $14.2 million, and total liabilities of $14.1 million. As of December 31, 2014, JMMPC had total assets of $31.1 million, and total liabilities of $30.8 million.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated. Those known risks and uncertainties include, but are not limited to, the following:

•
uncertainties associated with the implementation of the Affordable Care Act, including the full grossed up reimbursement by states of the non-deductible ACA health insurer fee, the Medicaid expansion, the insurance marketplaces, the effect of various implementing regulations, and uncertainties regarding the Medicare-Medicaid dual eligible demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•
management of our medical costs, including seasonal flu patterns and rates of utilization that are consistent with our expectations, and our ability to reduce over time the high medical costs commonly associated with new patient populations;

•	federal or state medical cost expenditure floors, administrative cost and profit ceilings, and profit sharing arrangements;

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures, including 2014 and 2015 at-risk premium rules in the state of Texas;

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•	the success of our new health plan in Puerto Rico, including the successful resolution of the Puerto Rico debt crisis and the payment of all amounts due under our Medicaid contract;

•
newly FDA-approved specialty drugs such as Sovaldi, Olysio, Harvoni, and other specialty drugs or generic drugs that are exorbitantly priced but not factored into the calculation of our capitated rates;

•
significant budget pressures on state governments and their potential inability to maintain current rates, to implement expected rate increases, or to maintain existing benefit packages or membership eligibility thresholds or criteria, including the resolution of the Illinois budget impasse and continued payment of our Illinois health plan;

•	the accurate estimation of incurred but not paid medical costs across our health plans;

•
retroactive adjustments to premium revenue or accounting estimates which require adjustment based upon subsequent developments, including Medicaid pharmaceutical rebates or retroactive premium rate increases;

•	efforts by states to recoup previously paid amounts;

•
the success of our efforts to retain existing government contracts and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states, including the pending Medicaid RFP in Michigan;

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

•
the favorable or unfavorable resolution of litigation, arbitration, or administrative proceedings, including pending qui tam actions in California and Florida, and the litigation commenced against us by the state of Louisiana alleging that Molina Medicaid Solutions and its predecessors used an incorrect reimbursement formula for the payment of pharmaceutical claims;

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

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments;

•	public alarm associated with newly emergent viruses or widespread epidemics;

•	changes in general economic conditions, including unemployment rates; and

•	increasing competition and consolidation in the Medicaid industry.
Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
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
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of June 30, 2015, these health plans served 3.4 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace (Marketplace) members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate, as well as the management of a hospital in southern California under a management services agreement.
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
Overview of Financial Results, Continuing Operations
Financial results for the second quarter of 2015 improved significantly over the same quarter of 2014 due to higher revenue, greater medical and administrative cost efficiency, and more complete state reimbursement of the Affordable Care Act Health Insurer Fee (HIF).
Income from continuing operations, before tax expense, increased to $101 million in the second quarter of 2015, from $18 million in the second quarter of 2014, and $67 million in the first quarter of this year.
Premium revenue increased approximately 52% in the second quarter of 2015 compared with the second quarter of 2014 due to increased Medicaid expansion and Marketplace enrollment, growth in our Illinois health plan, and the recent start-up of our Puerto Rico health plan.
Medical care costs as a percent of premium revenue (the "medical care ratio") decreased to 88.7% in the second quarter of 2015, from 89.3% in the second quarter of 2014, and were unchanged from the first quarter of this year.
General and administrative expenses as a percentage of total revenue (the "general and administrative expense ratio") decreased to 8.1% in the second quarter of 2015, from 8.4% in the second quarter of 2014, and were unchanged from the first quarter of this year.
Financing Activities
In June 2015, we issued 5.75 million shares of common stock, raising $373 million, after offering costs. Additionally in June 2015, we entered into a $250 million revolving credit facility. Both of these actions will finance working capital needs, acquisitions, capital expenditures, and other general corporate activities.
Health Care Reform
Government-sponsored initiatives, including the Affordable Care Act (ACA), will remain the primary focus of our business. Three of those government-sponsored initiatives that have a significant impact on our current operations are as follows:

•
Medicaid Expansion. In the states that have elected to participate, the ACA provides for the expansion of the Medicaid program to offer eligibility to nearly all low-income people under age 65 with incomes at or below 138% of the federal poverty line. Medicaid expansion membership phased in beginning January 1, 2014. Our health plans in California, Illinois, Michigan, New Mexico, Ohio, and Washington participate in Medicaid expansion. At June 30, 2015, our membership included approximately 475,000 Medicaid expansion members, or 14% of total membership.

•
Marketplace. The ACA authorized the creation of Marketplace health insurance exchanges, allowing individuals and small groups to purchase health insurance that is federally subsidized, effective January 1, 2014. We participate in the Marketplace in all of the states in which we operate, except Illinois, Puerto Rico and South Carolina. At June 30, 2015, our membership included approximately 261,000 Marketplace members, with approximately 176,000, or 67%, of those members in Florida.

•
Medicare-Medicaid Plans. To coordinate care for those who qualify to receive both Medicare and Medicaid services (the "dual eligible"), and to deliver services to the dual eligible in a more financially efficient manner, 15 states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). Our MMPs in California, Illinois, and Ohio offered coverage beginning in 2014; our MMPs in South Carolina and Texas offered coverage beginning in the first quarter of 2015; and our MMPs in Michigan offered coverage beginning in the second quarter of 2015. At June 30, 2015, our membership included approximately 39,000 integrated MMP members.

Health Insurer Fee Update
We continue to make progress in securing full reimbursement for the Medicaid portion of our expense under the HIF.
During the second quarter of 2015, we recognized as revenue the entire HIF reimbursement due from California for the period January 1, 2014 through June 30, 2015. We recognized approximately $12 million ($0.14 per diluted share) related to 2014; and approximately $17 million ($0.20 per diluted share) related to the first half of 2015. After allowing for HIF revenue not recognized for Michigan and Utah (approximately $8 million, or $0.10 per diluted share, for each of the first and second quarters), the net impact of HIF reimbursement was $12 million ($0.14 per diluted share) favorable for the second quarter and $5 million ($0.06 per diluted share) unfavorable for the six months ended June 30.
The comparable amount of HIF reimbursement not recognized in the second quarter of 2014 was approximately $15 million ($0.20 per diluted share) for the second quarter and approximately $32 million ($0.42 per diluted share) for the six months ended June 30.
For further discussion of the risks and uncertainties relating to the HIF, refer to the subheading below, "Liquidity and Capital Resources—Financial Condition."
Market Updates - Health Plans Segment
Florida. On July 14, 2015, we announced that our Florida health plan entered into an agreement with Preferred Medical Plan, Inc. Under this agreement, we will assume Preferred's Medicaid contract in Miami-Dade and Monroe counties, as well as acquire certain assets related to the operation of its Medicaid business. Preferred currently serves approximately 25,000 Medicaid members. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the third quarter of 2015.
As of second quarter of 2015, our Florida health plan served 176,000 Marketplace members, more than double its total membership as of December 31, 2014.
Illinois. On July 15, 2015, we announced that our Illinois health plan entered into an agreement with Accountable Care Chicago, LLC, also known as MyCare Chicago. Under this agreement, we will receive the right to assume MyCare Chicago's Medicaid members in Cook County, as well as acquire certain assets related to the operation of the Medicaid business. MyCare Chicago currently serves approximately 61,000 Medicaid members. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the fourth quarter of 2015.
Michigan. On May 15, 2015, we announced that our Michigan health plan entered into an agreement with HealthPlus of Michigan and its subsidiary, HealthPlus Partners, Inc. (collectively, HealthPlus). Under this agreement, we will assume HealthPlus Partners' Medicaid contract and HealthPlus of Michigan's MIChild contract, as well as certain provider agreements. HealthPlus currently serves approximately 90,000 Medicaid and 6,000 MIChild members. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the third quarter of 2015.
Puerto Rico. Effective April 1, 2015, our Puerto Rico health plan served its first members. As of June 30, 2015, our Puerto Rico plan enrollment amounted to approximately 361,000 members.
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
The amount of the premiums paid to us may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program, on a PMPM basis for the six months ended June 30, 2015. The "Consolidated" column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
Temporary Assistance for Needy Families (TANF), CHIP (1)	$110.00	$300.00	$180.00
Medicaid Expansion	320.00	500.00	410.00
Aged, Blind or Disabled (ABD)	460.00	1,530.00	940.00
Marketplace	220.00	420.00	260.00
Medicare Special Needs Plans (Medicare)	870.00	1,100.00	1,040.00
Medicare-Medicaid Plan (MMP) – Integrated (2)	1,180.00	3,150.00	1,990.00
_________________________

(1)	CHIP stands for Children's Health Insurance Program.

(2)	MMP members for whom we provide both Medicaid and Medicare coverage. We began serving members under this program in the second quarter of 2014.

The following tables set forth our Health Plans segment membership as of the dates indicated:

	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Ending Membership by Health Plan:
California	593,000	574,000	531,000	455,000
Florida	348,000	352,000	164,000	58,000
Illinois	101,000	102,000	100,000	6,000
Michigan	260,000	256,000	242,000	244,000
New Mexico	225,000	222,000	212,000	195,000
Ohio	332,000	350,000	347,000	302,000
Puerto Rico (1)	361,000	—	—	—
South Carolina	114,000	111,000	118,000	119,000
Texas	266,000	268,000	245,000	247,000
Utah	92,000	90,000	83,000	83,000
Washington	553,000	533,000	497,000	461,000
Wisconsin	107,000	107,000	84,000	85,000
	3,352,000	2,965,000	2,623,000	2,255,000

Ending Membership by Program:
TANF/CHIP	2,180,000	1,825,000	1,809,000	1,642,000
Medicaid Expansion (2)	475,000	437,000	385,000	232,000
ABD	353,000	358,000	347,000	314,000
Marketplace (2)	261,000	266,000	15,000	18,000
Medicare	44,000	45,000	49,000	44,000
MMP–Integrated	39,000	34,000	18,000	5,000
	3,352,000	2,965,000	2,623,000	2,255,000
_________________________

(1)	The Puerto Rico health plan began serving members effective April 1, 2015.

(2)	Medicaid expansion membership phased in, and the Marketplace became available for consumers to access coverage, beginning
January 1, 2014.
Molina Medicaid Solutions Segment
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI) of an MMIS. An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. When providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support, and maintenance. Because we have determined the services provided under our Molina Medicaid Solutions contracts represent a single unit of accounting, we recognize revenue associated with such contracts on a straight-line basis over the contract term during which BPO, hosting, and support and maintenance services are delivered. Our contracts may contain contingencies that require us to delay recognition of all or part of our service revenue until such contingencies have been removed.
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

Financial Performance Summary, Continuing Operations
The following table briefly summarizes our financial and operating performance from continuing operations for the three months and six months ended June 30, 2015 and 2014 (in thousands, except per-share data and percentages):

	Three Months Ended			Six Months Ended
	June 30,		% Change	June 30,		% Change
	2015	2014		2015	2014
Revenue:
Premium revenue	$3,304,372	$2,167,142	52.5%	$6,275,024	$4,107,479	52.8%
Service revenue	47,243	50,232	(6.0)	99,101	103,862	(4.6)
Premium tax revenue	94,609	70,120	34.9	189,956	121,813	55.9
Health insurer fee revenue	73,890	19,662	275.8	121,838	38,358	217.6
Investment income	3,828	1,945	96.8	6,843	3,574	91.5
Other revenue	948	2,938	(67.7)	3,251	6,196	(47.5)
Total revenue	3,524,890	2,312,039	52.5	6,696,013	4,381,282	52.8
Operating expenses:
Medical care costs	2,929,534	1,934,299	51.5	5,565,318	3,655,957	52.2
Cost of service revenue	32,819	37,107	(11.6)	68,721	77,764	(11.6)
General and administrative expenses	286,496	193,239	48.3	542,586	381,326	42.3
Premium tax expenses	94,609	70,120	34.9	189,956	121,813	55.9
Health insurer fee expenses	40,652	21,945	85.2	81,430	44,135	84.5
Depreciation and amortization	25,152	22,902	9.8	50,144	43,593	15.0
Total operating expenses	3,409,262	2,279,612	49.6	6,498,155	4,324,588	50.3
Operating income	115,628	32,427	256.6	197,858	56,694	249.0
Other expenses, net:
Interest expense	14,946	13,993	6.8	29,822	27,815	7.2
Other income, net	(32)	(9)	255.6	(42)	(53)	(20.8)
Total other expenses, net	14,914	13,984	6.7	29,780	27,762	7.3
Income from continuing operations before income tax expense	100,714	18,443	446.1	168,078	28,932	480.9
Income tax expense	61,783	10,702	477.3	101,006	16,357	517.5
Income from continuing operations	$38,931	$7,741	402.9%	$67,072	$12,575	433.4%

Diluted net income per share, continuing operations	$0.72	$0.16	350.0%	$1.29	$0.26	396.2%

Diluted weighted average shares outstanding	53,871	48,003	12.2%	52,008	47,824	8.7%

Non-GAAP Measures:
Adjusted net income per share, continuing operations	$0.86	$0.32	168.8%	$1.57	$0.58	170.7%

EBITDA	$144,376	$60,856	137.2%	$255,755	$110,327	131.8%

Operating Statistics:
Medical care ratio (1)	88.7%	89.3%		88.7%	89.0%
Service revenue ratio (2)	69.5%	73.9%		69.3%	74.9%
General and administrative expense ratio (3)	8.1%	8.4%		8.1%	8.7%
Premium tax ratio (1)	2.8%	3.1%		2.9%	2.9%
Effective tax rate	61.3%	58.0%		60.1%	56.5%
Net profit margin, continuing operations (3)	1.1%	0.3%		1.0%	0.3%
____________

(1)	Medical care ratio represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.
(2) Service revenue ratio represents cost of service revenue as a percentage of service revenue.

(3)	Computed as a percentage of total revenue.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$38,943	$7,811	$67,096	$12,309
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	28,688	28,292	57,798	54,206
Interest expense	14,946	13,993	29,822	27,815
Income tax expense	61,799	10,760	101,039	15,997
EBITDA	$144,376	$60,856	$255,755	$110,327

The second of these non-GAAP measures is adjusted net income and adjusted net income per diluted share, continuing operations. The following table reconciles net income and net income per diluted share from continuing operations, which we believe to be the most comparable GAAP measures, to adjusted net income and adjusted net income per diluted share, continuing operations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(In thousands, except per diluted share amounts)
Net income, continuing operations	$38,931	$0.72	$7,741	$0.16	$67,072	$1.29	$12,575	0.26
Adjustments, net of tax:
Amortization of convertible senior notes and lease financing obligations	4,659	0.09	4,272	0.09	9,252	0.18	8,477	0.18
Amortization of intangible assets	2,671	0.05	3,209	0.07	5,548	0.10	6,538	0.14
Adjusted net income, continuing operations (1)	$46,261	$0.86	$15,222	$0.32	$81,872	$1.57	$27,590	$0.58
__________________________

(1)
Beginning in the first quarter of 2015, we have revised the calculation of adjusted net income, continuing operations. We no longer subtract "depreciation, and amortization of capitalized software" and "share-based compensation" from net income, continuing operations to arrive at adjusted net income, continuing operations. We have made this change to better reflect the way in which we evaluate our financial performance, make financing and business decisions, and forecast and plan for future periods. All periods presented below conform to this presentation.

Results of Operations, Continuing Operations
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Health Plans Segment
Premium Revenue
Premium revenue increased approximately 52% in the second quarter of 2015 compared with the second quarter of 2014 due to increased Medicaid expansion and Marketplace enrollment, growth in our Illinois health plan, and the recent start-up of our Puerto Rico health plan.
Medical Care Costs
In the second quarter of 2015, medical care costs as a percent of premium revenue decreased to 88.7% in the second quarter of 2015 from 89.3% in the second quarter of 2014. Medical margin increased 61% in the second quarter of 2015 over the second quarter of 2014.
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended June 30,
	2015			2014
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,102,776	$209.34	71.8%	$1,378,037	$205.08	71.2%
Pharmacy	391,899	39.01	13.3	295,596	43.99	15.3
Capitation	248,357	24.72	8.5	176,817	26.31	9.1
Direct delivery	27,885	2.78	1.0	23,063	3.43	1.2
Other	158,617	15.80	5.4	60,786	9.06	3.2
Total	$2,929,534	$291.65	100.0%	$1,934,299	$287.87	100.0%
The following table provides detailed fee-for-service medical claims data for the periods presented (dollars in thousands, except per-member amounts):

	Three Months Ended
	June 30,
	2015	2014
Days in claims payable, fee for service	49	46
Number of claims in inventory at end of period	463,200	180,600
Billed charges of claims in inventory at end of period	$904,800	$400,000
Claims in inventory per member at end of period	0.14	0.08
Billed charges of claims in inventory per member at end of period	$269.93	$177.38
Number of claims received during the period	10,043,400	6,655,300
Billed charges of claims received during the period	$11,613,100	$7,255,000
Individual Health Plan Analysis
California. Premium revenue grew 26.5% in the second quarter of 2015 compared with the second quarter of 2014, the result of higher Medicaid expansion membership (up 69,000 members) and TANF and ABD membership (up 51,000 members); as well as the start-up of an MMP plan in the second quarter of 2014 (15,000 members at June 30, 2015). Overall, enrollment on a member-month basis increased 31% in the second quarter of 2015 compared with the second quarter of 2014. The medical care ratio increased to 91.1% in the second quarter of 2015, from 81.6% in the second quarter of 2014, as a lower medical care ratio for the ABD program was more than offset by higher medical care ratios for other programs.
Florida. The Florida health plan added approximately 175,000 Marketplace members in the first half of 2015. As a result, premium revenue increased significantly, and medical margin improved $31.9 million in the second quarter of 2015 compared with the second quarter of 2014. The medical care ratio decreased to 84.3% from 91.6% in the second quarter of 2014, due to the lower medical care ratio of the Marketplace membership more than offsetting an increased medical care ratio for the Medicaid program.

Illinois. Premium revenue grew to $101.8 million in the second quarter of 2015, from $19.3 million in the second quarter of 2014. The plan experienced significant growth in late 2014, primarily within the traditional TANF program, and to a lesser degree within the Medicaid expansion program. Additionally, the plan served its first MMP members in the first half of 2014. The medical care ratio for the Illinois health plan decreased to 96.6% in the second quarter of 2015, from 106.3% in the second quarter of 2014. The plan's higher medical care ratio in 2014 was primarily the result of a small membership base transitioning to managed care, and increased medically related administrative costs incurred in preparation of anticipated enrollment growth in late 2014.
Michigan. Premium revenue grew $52.2 million, or 28%, in the second quarter of 2015 compared with the second quarter of 2014 due to the addition of Medicaid expansion members beginning in the second quarter of 2014. Medicaid expansion enrollment reached 53,000 members by June 30, 2015. The consolidated medical care ratio decreased to 84.2% in the second quarter of 2015, from 88.2% for the second quarter of 2014, due to growth of the Medicaid expansion program which has a lower medical care ratio than the plan's traditional Medicaid business.
New Mexico. Premium revenue grew $53.8 million, or 20%, in the second quarter of 2015 compared with the second quarter of 2014, due to substantial increases in membership in all Medicaid programs. The medical care ratio decreased to 85.8% in the second quarter of 2015, from 89.6% in the second quarter of 2014, due to lower medical care ratios for the TANF and ABD programs, which more than offset an increase in the medical care ratio for the Medicaid expansion program.
Ohio. Premium revenue grew $179.8 million, or 55%, in the second quarter of 2015 compared with the second quarter of 2014, due to growth in membership within the Medicaid expansion, MMP, and ABD programs. The medical care ratio increased to 85.0% in the second quarter of 2015, from 84.2% in the second quarter of 2014, primarily due to medical costs associated with the plan's higher-acuity MMP members.
Puerto Rico. The medical care ratio was 95.0% in the second quarter of 2015. The plan served its first members effective April 1, 2015.
South Carolina. The medical care ratio decreased to 71.3% in the second quarter of 2015, from 87.8% in the second quarter of 2014. In the first quarter of 2014, the plan enrolled its first members who were transitioned from Medicaid fee-for-service to managed care. We believe that medical care ratios below 80% are not sustainable over time.
Texas. Premium revenue grew $191.4 million, or 60%, in the second quarter of 2015 compared with the second quarter of 2014, primarily due to the addition of ABD members receiving nursing facility benefits effective March 1, 2015 and the start-up of the Texas MMP program on that same date. The medical care ratio for the Texas health plan decreased to 91.5% in the second quarter of 2015, from 92.8% in the second quarter of 2014. For a discussion of the plan's quality related revenue, refer to Individual Health Plan Analysis under "Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014," below.
Utah. The medical care ratio decreased to 89.7% in the second quarter of 2015, from 95.5% in the second quarter of 2014, due to improvement in the Medicare medical care ratio and the addition of Marketplace membership which has a lower medical care ratio than the plan's traditional Medicaid business.
Washington. Premium revenue grew $72.8 million, or 22%, in the second quarter of 2015 compared with the second quarter of 2014, primarily due to growth in Medicaid expansion membership. The medical care ratio was consistent at 90.4% in the second quarter of 2015, compared with 90.5% in the second quarter of 2014.
Wisconsin. Premium revenue grew $37.6 million, or 102%, in the second quarter of 2015 when compared with the second quarter of 2014 as a result of increased Marketplace enrollment. The medical care ratio decreased to 75.3% in the second quarter of 2015, from 89.8% in the second quarter of 2014. We believe that medical care ratios below 80% are not sustainable over time.

Operating Data
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan and program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended June 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,767	$503,739	$285.14	$459,045	$259.85	91.1%	$44,694
Florida	1,053	257,317	244.35	216,906	205.97	84.3	40,411
Illinois	301	101,769	337.55	98,260	325.91	96.6	3,509
Michigan	773	237,506	307.27	199,940	258.67	84.2	37,566
New Mexico	690	321,808	466.46	276,144	400.27	85.8	45,664
Ohio	996	508,468	510.30	432,186	433.75	85.0	76,282
Puerto Rico	1,082	193,984	179.33	184,240	170.32	95.0	9,744
South Carolina	337	93,089	276.36	66,332	196.92	71.3	26,757
Texas	806	512,408	635.74	468,629	581.42	91.5	43,779
Utah	277	79,964	288.60	71,727	258.88	89.7	8,237
Washington	1,643	409,758	249.39	370,437	225.46	90.4	39,321
Wisconsin	320	74,532	233.15	56,140	175.62	75.3	18,392
Other (3)	—	10,030	—	29,548	—	—	(19,518)
	10,045	$3,304,372	$328.96	$2,929,534	$291.65	88.7%	$374,838

	Three Months Ended June 30, 2014
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,335	$398,071	$298.11	$324,923	$243.33	81.6%	$73,148
Florida	229	101,423	443.05	92,865	405.67	91.6	8,558
Illinois	17	19,263	1,136.20	20,472	1,207.48	106.3	(1,209)
Michigan	702	185,337	264.18	163,392	232.89	88.2	21,945
New Mexico	617	267,994	434.57	240,151	389.42	89.6	27,843
Ohio	849	328,630	386.79	276,716	325.69	84.2	51,914
Puerto Rico	—	—	—	—	—	—	—
South Carolina	360	96,453	268.38	84,686	235.64	87.8	11,767
Texas	742	320,966	432.46	297,899	401.38	92.8	23,067
Utah	249	76,574	307.47	73,094	293.49	95.5	3,480
Washington	1,364	336,959	247.03	305,098	223.67	90.5	31,861
Wisconsin	256	36,925	144.42	33,143	129.63	89.8	3,782
Other (3)	—	(1,453)	—	21,860	—	—	(23,313)
	6,720	$2,167,142	$322.52	$1,934,299	$287.87	89.3%	$232,843

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.

	Three Months Ended June 30, 2015 (1)
	Member Months(2)	Premium Revenue		Medical Care Costs		MCR(3)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	6,556	$1,169,277	$178.38	$1,063,489	$162.24	91.0%	$105,788
Medicaid Expansion	1,387	582,443	419.67	474,198	341.67	81.4	108,245
ABD	1,069	1,053,098	984.99	947,093	885.84	89.9	106,005
Marketplace	789	161,214	204.22	89,368	113.21	55.4	71,846
Medicare	133	140,137	1,059.90	140,508	1,062.71	100.3	(371)
MMP	111	198,203	1,784.30	214,878	1,934.40	108.4	(16,675)
	10,045	$3,304,372	$328.96	$2,929,534	$291.65	88.7%	$374,838
_____________

(1)	Three months ended June 30, 2014 data not presented due to lack of comparability.

(2)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(3)	"MCR" represents medical costs as a percentage of premium revenue.
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Service revenue before amortization	$47,626	$50,960
Amortization recorded as reduction of service revenue	(383)	(728)
Service revenue	47,243	50,232
Cost of service revenue	32,819	37,107
General and administrative costs	1,212	1,891
Amortization of customer relationship intangibles	169	793
Operating income	$13,043	$10,441

Operating income for our Molina Medicaid Solutions segment increased $2.6 million in the second quarter of 2015, compared with the second quarter of 2014, primarily the result of a renegotiated state contract, various operational efficiencies, and decreased intangibles amortization.

Results of Operations, Continuing Operations
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Health Plans Segment
Premium Revenue
Premium revenue increased approximately 53% in the six months ended June 30, 2015 compared with the six months ended June 30, 2014, as a result of enrollment growth across all health plan programs.
Medical Care Costs
In the six months ended June 30, 2015, medical care costs as a percent of premium revenue decreased slightly to 88.7% from 89.0% during the six months ended June 30, 2014. Medical margin increased 57% in six months ended June 30, 2015 over the six months ended June 30, 2014.
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Six Months Ended June 30,
	2015			2014
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$4,051,081	$217.05	72.8%	$2,559,098	$194.38	70.0%
Pharmacy	743,097	39.81	13.4	582,224	44.22	15.9
Capitation	464,682	24.90	8.3	346,256	26.30	9.5
Direct delivery	54,656	2.93	1.0	45,084	3.42	1.2
Other	251,802	13.49	4.5	123,295	9.37	3.4
Total	$5,565,318	$298.18	100.0%	$3,655,957	$277.69	100.0%
The following table provides detailed fee-for-service medical claims data for the periods presented (dollars in thousands, except per-member amounts):

	Six Months Ended June 30,
	2015	2014
Days in claims payable, fee for service	49	46
Number of claims in inventory at end of period	463,200	180,600
Billed charges of claims in inventory at end of period	$904,800	$400,000
Claims in inventory per member at end of period	0.14	0.08
Billed charges of claims in inventory per member at end of period	$269.93	$177.38
Number of claims received during the period	18,679,000	12,641,300
Billed charges of claims received during the period	$21,505,000	$13,609,000
Individual Health Plan Analysis
California. Premium revenue grew 50.1% in the six months ended June 30, 2015 compared with the six months ended June 30, 2014, the result of higher membership, as described above. Overall, enrollment on a member-month basis increased 37% in the six months ended June 30, 2015 compared with the six months ended June 30, 2014. Increased premium revenue was also driven by a 13% increase in premium revenue PMPM, which was the result of the higher relative premium revenue PMPM among those programs experiencing enrollment growth (Medicaid expansion and MMP); and the addition of long-term care benefits to some of the health plan's ABD membership. The medical care ratio increased to 89.9% in the six months ended June 30, 2015, from 83.2% in the six months ended June 30, 2014 due to higher medical care ratios for all programs.
Florida. The health plan's premium revenue increased significantly, and medical margin improved $49.7 million in the six months ended June 30, 2015 compared with the six months ended June 30, 2014, due to the increase in Marketplace membership described above. The medical care ratio decreased to 87.7% from 90.2% in the six months ended June 30, 2014, due to the lower medical care ratio of the Marketplace membership more than offsetting an increase in the medical care ratio for the Medicaid program.
Illinois. Premium revenue grew to $205.9 million in the six months ended June 30, 2015, from $34.4 million in the six months ended June 30, 2014, due to significant membership growth in late 2014, as described above. The medical care ratio for the

Illinois health plan decreased to 91.2% in the six months ended June 30, 2015, from 101.5% in the six months ended June 30, 2014. The plan's higher medical care ratio in 2014 was primarily the result of a small membership base transitioning to managed care, and increased medically related administrative costs incurred in preparation of anticipated enrollment growth in late 2014.
Michigan. Premium revenue grew $98.2 million, or 27%, in the six months ended June 30, 2015 compared with the six months ended June 30, 2014 due to the addition of Medicaid expansion members starting in the second quarter of 2014, as described above. Higher medical care ratios for both the TANF and ABD programs offset a lower medical care ratio for the Medicaid expansion program, resulting in an increased medical care ratio of 84.2% for the six months ended June 30, 2015, compared with 83.2% for the six months ended June 30, 2014.
New Mexico. Premium revenue grew $142.4 million, or 29%, in the six months ended June 30, 2015 compared with the six months ended June 30, 2014, due to substantial increases in membership in all Medicaid programs. The medical care ratio increased to 89.4% in the six months ended June 30, 2015, from 88.5% in the six months ended June 30, 2014, as increases in the medical care ratios of the TANF more than offset lower medical care ratios for the Medicaid expansion and ABD programs.
Ohio. Premium revenue grew $416.6 million, or 69%, in the six months ended June 30, 2015 compared with the six months ended June 30, 2014, due to growth in membership within the Medicaid expansion, MMP, and ABD programs. The medical care ratio of the Ohio health plan decreased to 82.6% in the six months ended June 30, 2015, from 84.7% in the six months ended June 30, 2014, due to lower medical care ratios in all Medicaid programs.
Puerto Rico. The plan began serving members on April 1, 2015; therefore its medical care ratio of 95.0% was the same for the six months ended June 30, 2015, as the second quarter of 2015.
South Carolina. The medical care ratio decreased to 76.2% in the six months ended June 30, 2015, from 90.9% in the six months ended June 30, 2014. In the first quarter of 2014, the plan enrolled its first members who were transitioned from Medicaid fee-for-service to managed care. We believe that medical care ratios below 80% are not sustainable over time.
Texas. Premium revenue grew $253.1 million, or 39%, in the six months ended June 30, 2015 compared with the six months ended June 30, 2014, primarily due to the addition of ABD members receiving nursing facility benefits effective March 1, 2015, and the start-up of the Texas MMP program on that same date. The medical care ratio decreased slightly to 91.7% in the six months ended June 30, 2015, from 92.2% in the six months ended June 30, 2014.
As previously disclosed, we have deferred recognition of that portion of our quality related revenue in Texas that is based upon measures for which we do not have historical information, clear definitions, and clarity around minimum standards. Such revenue is estimated to be approximately $20 million for all of 2014, and $12 million for the first half of 2015. We have not recognized any of this revenue through June 30, 2015.
Utah. The medical care ratio increased to 92.8% in the six months ended June 30, 2015, from 90.4% in the six months ended June 30, 2014, as a higher medical care ratio for members served under the TANF and ABD programs more than offset a lower medical care ratio in the Medicare program.
Washington. Premium revenue grew $125.7 million, or 19%, in the six months ended June 30, 2015 when compared with the six months ended June 30, 2014, primarily due to growth in Medicaid expansion membership. The medical care ratio increased to 91.9% in the six months ended June 30, 2015, from 91.3% in the six months ended June 30, 2014, as a higher medical care ratio for members served under the TANF program more than offset a lower medical care ratio in the ABD program.
Wisconsin. Premium revenue grew $59.4 million, or 79%, in the six months ended June 30, 2015 compared with the six months ended June 30, 2014 as a result of increased Marketplace enrollment. The medical care ratio of the Wisconsin health plan decreased to 77.7% in the six months ended June 30, 2015, from 82.1% in the six months ended June 30, 2014. We believe that medical care ratios below 80% are not sustainable over time.

Operating Data
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan and program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Six Months Ended June 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	3,440	$1,014,283	$294.85	$911,480	$264.97	89.9%	$102,803
Florida	1,950	568,288	291.33	498,295	255.45	87.7	69,993
Illinois	606	205,914	339.72	187,697	309.66	91.2	18,217
Michigan	1,529	457,031	298.87	384,703	251.57	84.2	72,328
New Mexico	1,374	635,464	462.62	567,970	413.48	89.4	67,494
Ohio	2,051	1,023,555	498.96	845,260	412.05	82.6	178,295
Puerto Rico	1,082	193,984	179.33	184,240	170.32	95.0	9,744
South Carolina	680	184,415	271.35	140,601	206.88	76.2	43,814
Texas	1,581	894,193	565.45	820,107	518.60	91.7	74,086
Utah	543	157,106	289.42	145,871	268.72	92.8	11,235
Washington	3,206	786,108	245.22	722,811	225.47	91.9	63,297
Wisconsin	622	134,874	216.85	104,849	168.58	77.7	30,025
Other (3)	—	19,809	—	51,434	—	—	(31,625)
	18,664	$6,275,024	$336.21	$5,565,318	$298.18	88.7%	$709,706

	Six Months Ended June 30, 2014
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	2,589	$675,713	$260.97	$562,267	$217.16	83.2%	$113,446
Florida	499	206,589	414.17	186,326	373.55	90.2	20,263
Illinois	31	34,434	1,109.99	34,966	1,127.12	101.5	(532)
Michigan	1,350	358,833	265.81	298,712	221.27	83.2	60,121
New Mexico	1,166	493,062	423.00	436,560	374.53	88.5	56,502
Ohio	1,621	606,925	374.33	514,044	317.04	84.7	92,881
Puerto Rico	—	—	—	—	—	—	—
South Carolina	754	192,473	255.31	174,948	232.07	90.9	17,525
Texas	1,491	641,062	429.85	590,857	396.19	92.2	50,205
Utah	495	155,228	313.67	140,294	283.49	90.4	14,934
Washington	2,640	660,420	250.15	603,205	228.48	91.3	57,215
Wisconsin	530	75,453	142.48	61,952	116.99	82.1	13,501
Other (3)	—	7,287	—	51,826	—	—	(44,539)
	13,166	$4,107,479	$311.98	$3,655,957	$277.69	89.0%	$451,522

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.

	Six Months Ended June 30, 2015 (1)
	Member Months(2)	Premium Revenue		Medical Care Costs		MCR(3)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	12,035	$2,141,316	$177.93	$1,960,315	$162.89	91.5%	$181,001
Medicaid Expansion	2,661	1,089,339	409.29	867,229	325.84	79.6	222,110
ABD	2,120	1,993,366	940.23	1,809,613	853.56	90.8	183,753
Marketplace	1,371	354,725	258.66	245,682	179.15	69.3	109,043
Medicare	264	273,472	1,036.95	269,005	1,020.01	98.4	4,467
MMP	213	422,806	1,986.04	413,474	1,942.20	97.8	9,332
	18,664	$6,275,024	$336.21	$5,565,318	$298.18	88.7%	$709,706
_____________

(1)	Six months ended June 30, 2014 data not presented due to lack of comparability.

(2)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(3)	"MCR" represents medical costs as a percentage of premium revenue.
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Service revenue before amortization	$100,162	$105,319
Amortization recorded as reduction of service revenue	(1,061)	(1,457)
Service revenue	99,101	103,862
Cost of service revenue	68,721	77,764
General and administrative costs	3,208	3,641
Amortization of customer relationship intangibles	339	1,768
Operating income	$26,833	$20,689

Operating income for our Molina Medicaid Solutions segment increased $6.1 million in the six months ended June 30, 2015, compared with the six months ended June 30, 2014, primarily the result of a renegotiated state contract, various operational efficiencies, and decreased intangible amortization.
Consolidated Expenses
General and Administrative Expenses
General and administrative expenses as a percentage of total revenue (the "general and administrative expense ratio") decreased to 8.1% in the second quarter of 2015 compared with 8.4% in the second quarter of 2014. The general and administrative expense ratio decreased to 8.1% for the six months ended June 30, 2015, compared with 8.7% for the six months ended June 30, 2014. For both periods, the decline in this ratio was primarily the result of improved leverage of fixed administrative expenses over higher total revenue.
Premium Tax Expense
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.8% in the second quarter of 2015 compared with 3.1% in the second quarter of 2014, and 2.9% in both the six months ended June 30, 2015 and the six months ended June 30, 2014.
Health Insurer Fee Revenue and Expenses
Health insurer fee revenue, as a percentage of premium revenue, increased to 2.2% in the second quarter of 2015 from 0.9% in the second quarter of 2014, and increased to 1.9% in the six months ended June 30, 2015, from 0.9% in the six months ended June 30, 2014.

Health insurer fee expenses, as a percentage of premium revenue, were 1.2% in the second quarter of 2015, compared with 1.0% in the second quarter of 2014, and 1.3% in the six months ended June 30, 2015, compared with 1.1% in the six months ended June 30, 2014.
HIF revenue increased in 2015 compared with 2014 due to improved reimbursement of Medicaid-related HIF expenses in 2015. In addition, both HIF revenue and expenses increased over the prior year proportionally to the increase in the total HIF tax base, which is assessed to all insurers. This base increased to $11.3 billion in 2015, from $8.0 billion in 2014. Refer to "Liquidity and Capital Resources—Financial Condition" below, for further discussion of the HIF.
Depreciation and Amortization
 The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of revenue, or as cost of service revenue.

	Three Months Ended June 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$21,296	0.6%	$18,536	0.8%
Amortization of intangible assets, continuing operations	3,856	0.1	4,366	0.2
Depreciation and amortization, continuing operations	25,152	0.7	22,902	1.0
Amortization recorded as reduction of service revenue	383	—	728	—
Amortization of capitalized software recorded as cost of service revenue	3,967	0.1	9,030	0.4
	$29,502	0.8%	$32,660	1.4%

	Six Months Ended June 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$42,399	0.6%	$34,672	0.8%
Amortization of intangible assets, continuing operations	7,745	0.1	8,921	0.2
Depreciation and amortization, continuing operations	50,144	0.7	43,593	1.0
Amortization recorded as reduction of service revenue	1,061	—	1,457	—
Amortization of capitalized software recorded as cost of service revenue	10,871	0.2	20,604	0.5
Depreciation and amortization reported in the statement of cash flows	$62,076	0.9%	$65,654	1.5%
Interest Expense
Interest expense increased to $14.9 million for the second quarter of 2015, from $14.0 million for the second quarter of 2014. Interest expense increased to $29.8 million for the six months ended June 30, 2015, from $27.8 million for the six months ended June 30, 2014. The increase was due primarily to the issuance of the 1.625% Notes in the third quarter of 2014. For further details regarding convertible senior notes transactions, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 11, "Debt."
Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $7.4 million and $6.8 million for the three months ended June 30, 2015 and 2014, respectively, and $14.7 million and $13.5 million for the six months ended June 30, 2015 and 2014, respectively.
Income Taxes
The provision for income taxes in continuing operations was recorded at an effective rate of 61.3% for the second quarter of 2015, compared with 58.0% for the second quarter of 2014, and 60.1% for the six months ended June 30, 2015 compared with

56.5% for the six months ended June 30, 2014. The effective tax rate for 2015 is higher than 2014 primarily as a result of higher non-deductible HIF expenses in 2015, and our inability to record tax benefits for losses incurred at our Puerto Rico health plan, which commenced operations in 2015.
Liquidity and Capital Resources
Introduction
Our regulated health plan subsidiaries generate significant cash flows from premium revenue. We generally receive premium revenue a short time before we pay for the related health care services; such cash flows generate our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. In addition, the majority of our premium revenues comes from the joint federal and state funding of the Medicaid and CHIP programs. From time to time, states may delay premium payments. Whenever a state delays payments, for whatever the reason, our liquidity is reduced. See further discussion under Financial Condition, below.
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
A majority of the assets held by our regulated subsidiaries is in the form of cash, cash equivalents, and investments. Cash in excess of the capital needs of our regulated health plans is generally paid to our non-regulated parent company in the form of dividends, when and as permitted by applicable regulations, for general corporate use. For the six months ended June 30, 2015, the non-regulated parent company received dividends from subsidiaries amounting to $42 million. For the six months ended June 30, 2014, the parent received no dividends from subsidiaries.
We generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies which conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of 10 years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be three years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of June 30, 2015, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities.
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
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Six Months Ended June 30,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$647,710	$235,460	$412,250
Net cash used in investing activities	(556,849)	(102,336)	(454,513)
Net cash provided by (used in) financing activities	383,958	(41,668)	425,626
Net increase in cash and cash equivalents	$474,819	$91,456	$383,363
Operating Activities. Cash provided by operating activities increased $412.3 million year over year, primarily due to the changes in receivables, amounts due government agencies, and accounts payable and accrued liabilities.
The change in accounts receivable provided $139.9 million year over year, primarily due to collections of premiums receivable at our California health plan in the six months ended June 30, 2015. The change in amounts due government agencies provided $177.9 million in the six months ended June 30, 2015, in connection with Health Plans segment membership growth in programs that contain medical cost floors or medical cost corridors. Under such programs, a portion of certain Medicaid, Medicare, and Marketplace premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs. The change in accounts payable and accrued liabilities provided $100.1 million, primarily due to the accrual of the 2015 HIF in the six months ended June 30, 2015.
Investing Activities. Cash used in investing activities in the six months ended June 30, 2015 increased to $556.8 million, from $102.3 million in the same period of 2014 primarily due to the investment of the net proceeds from our common stock offering, as described below. In addition, purchases of property, equipment and capitalized software increased approximately $28.2 million, primarily due to the start-up of our operations in Puerto Rico on April 1, 2015.
Financing Activities. Cash provided by financing activities in the six months ended June 30, 2015 amounted to $384.0 million, due primarily to $373.2 million proceeds, net of issuance costs, from the June 2015 offering of 5.75 million shares of our common stock. Cash used in financing activities in the six months ended June 30, 2014 related primarily to the settlement of $50.3 million of contingent consideration liabilities for our 2013 South Carolina health plan acquisition, with no comparable activity in the six months ended June 30, 2015.
Financial Condition
On a consolidated basis, at June 30, 2015, working capital amounted to $1,067.7 million, compared with $1,070.6 million at December 31, 2014. We held cash and investments, including restricted investments, of $3,593.8 million and $2,665.9 million at June 30, 2015 and December 31, 2014, respectively.
Credit Facility Covenants. The $250 million revolving Credit Facility contains customary non-financial and financial covenants, including a minimum interest coverage ratio, a maximum net debt-to-EBITDA ratio, and minimum statutory net worth, as described in greater detail in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 11, "Debt." As of June 30, 2015, there were no borrowings outstanding under our Credit Facility and we were in compliance with all covenants.
States' Budgets. As noted above, from time to time the states in which our health plans operate may delay premium payments. For example, the state of Illinois is currently operating without a budget for its fiscal year ending June 30, 2016. As of June 30, 2015, our Illinois health plan served approximately 101,000 members, and recognized premium revenue of approximately $205.9 million for the six months ended June 30, 2015. As of July 30, 2015, Illinois is current with its premium payments through June 30, 2015, but has not paid us for July or August 2015.
In another example, the Commonwealth of Puerto Rico has reported that it may lack sufficient resources to fund all necessary governmental programs including healthcare-related programs, as well as meet its debt obligations for its fiscal year ending June 30, 2016. Our Puerto Rico health plan became operational on April 1, 2015. As of June 30, 2015, the plan served approximately 361,000 members and recognized premium revenue of approximately $194 million in the second quarter of 2015. As of July 30, 2015, the Commonwealth continues to pay us weekly and is current with its payments.
It has been our practice in the past, and will remain so in the future, to continue to serve our members and pay health care providers for services rendered in circumstances where state (or Commonwealth) governments are temporarily unable to pay us, so long as we continue to believe that such state (or Commonwealth) governments will ultimately pay us.
Health Insurer Fee. We expect the 2015 HIF assessment related to our Medicaid business to be approximately $150 million, with an expected tax effect from the reimbursement of the assessment of approximately $92 million. Therefore, the total reimbursement necessary as a result of the Medicaid-related 2015 HIF assessment is approximately $242 million. We have secured agreements from all of our state partners except Michigan and Utah for the reimbursement of the 2015 HIF.
We continue to work with the states of Michigan and Utah to secure agreement for the reimbursement for the full economic impact of the HIF. The failure of our state partners to reimburse us in full for the HIF and its related tax effects could have a material adverse effect on our business, financial condition, cash flows and results of operations. Michigan and Utah combined need to pay us approximately $33 million for all of 2015 to make us whole for Medicaid-related 2015 HIF expenses in those two states.

The following table provides the details of our HIF revenue reimbursement by health plan as of June 30, 2015 (in thousands):

	HIF Reimbursement Revenue, Gross(1)
	Six Months Ended June 30, 2015				Year Ending Dec. 31, 2015
	Recognized			Necessary for Full Reimbursement	Necessary for Full Reimbursement
	Q1 2015	Q2 2015	Total
2015 HIF:
California	$—	$17,258	$17,258	$17,258	$34,517
Florida	2,027	2,042	4,069	4,069	8,139
Illinois	965	973	1,938	1,938	3,875
Michigan	—	—	—	13,776	27,551
New Mexico	7,539	7,597	15,136	15,136	30,273
Ohio	11,936	12,027	23,963	23,963	47,925
South Carolina	3,053	3,077	6,130	6,130	12,261
Texas	5,839	5,884	11,723	11,723	23,446
Utah	—	—	—	2,968	5,936
Washington	10,951	10,963	21,914	21,914	43,828
Wisconsin	1,126	1,135	2,261	2,261	4,522
Subtotal, Medicaid	43,436	60,956	104,392	121,136	242,273
Marketplace	398	400	798	798	1,595
Medicare	5,702	3,652	9,354	9,354	18,702
	49,536	65,008	114,544	$131,288	$262,570
2014 HIF:
California	—	11,616	11,616
	$49,536	$76,624	$126,160
Recognized in:
Health insurer fee revenue	$47,948	$73,890	$121,838
Premium tax revenue	1,588	2,734	4,322
	$49,536	$76,624	$126,160
____________________

(1)	Amounts in the table include the Company's estimate of the full economic impact of the HIF including premium tax and the income tax effect.
Convertible Senior Notes Classification. As described in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 11, "Debt," our 1.125% Notes met the stock price trigger in the quarter ended June 30, 2015, and are convertible to cash through at least September 30, 2015. Because the 1.125% Notes may be converted into cash within 12 months, the $445.2 million carrying amount is reported in current portion of long-term debt as of June 30, 2015, which resulted in decreased working capital as of June 30, 2015. We believe that the amount of the 1.125% Notes that may be converted over the next twelve months, if any, will be insignificant. For more information, refer to Part II, Item 1A of this Form 10-Q, "Risk Factors."
We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Future Sources and Uses of Liquidity
During June and July 2015, we announced that we had entered into agreements to acquire Medicaid contracts that will add a total of approximately 180,000 members by the end of 2015 to our health plans in Florida, Illinois and Michigan. We expect to spend approximately $110 million in total for these three acquisitions.
For information on our Credit Facility, convertible senior notes, and other financing arrangements, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 11, "Debt."

For information on our common stock offering, shelf registration statement, and securities repurchase program, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 13, "Stockholders' Equity."
Regulatory Capital and Dividend Restrictions
For information on our regulatory capital requirements and dividend restrictions, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 15, "Commitments and Contingencies."
Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2014, was disclosed in our 2014 Annual Report on Form 10-K. There were no material changes to this previously filed information outside the ordinary course of business during the six months ended June 30, 2015. For further discussion and maturities of our long-term debt, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 11, "Debt."
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

•
Health Plans segment contractual provisions that may adjust or limit revenue or profit. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the second quarter of 2015 in connection with such contractual provisions.

•
Health Plans segment quality incentives. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the second quarter of 2015 in connection with such quality incentives.

•	Health Plans segment Marketplace premium stabilization programs (see discussion below).

•
Molina Medicaid Solutions segment revenue and cost recognition. Refer to Part II, Item 8 of our 2014 Form 10-K, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of Molina Medicaid Solutions' service revenue and cost of service revenue recognition.

There have been no significant changes during the six months ended June 30, 2015, to the items that we disclosed as our critical accounting estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
Marketplace Premium Stabilization Programs - Health Plans Segment
The ACA established Marketplace premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the "3R's," include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. Additionally, the ACA established a minimum annual medical loss ratio (Minimum MLR) of 80% for the Marketplace. The medical loss ratio represents medical costs as a percentage of premium revenue, where the components of medical costs and premium revenue are specifically defined by federal regulations. Each of the 3R programs are taken into consideration when computing the Minimum MLR. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders.
Our receivables (payables) for each of these programs were as follows (in millions):

	June 30, 2015	December 31, 2014
Risk adjustment	$(78.1)	$(4.8)
Reinsurance	18.1	4.9
Risk corridor	(20.4)	(0.5)
Minimum MLR	(18.3)	—

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our chief executive officer and our chief financial officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
A description of our legal proceedings is included in and incorporated by reference to Note 15 of the Notes to the Consolidated Financial Statements contained in Part I, Item 1 of this report.
Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, you should be carefully consider the risk factors discussed below, which supplement and should be read together with the risk factors discussed in Part I, Item 1A – Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors described herein and in our 2014 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
The Commonwealth of Puerto Rico may become unable to pay the premiums of our Puerto Rico health plan.
The government of Puerto Rico currently faces major fiscal and liquidity challenges. The government recently warned that it may “lack sufficient resources to fund all necessary governmental programs and services as well as meet debt service obligations for fiscal year 2016.” Much of the Puerto Rican government’s revenue stream for the first part of its fiscal year, which began on July 1st, is earmarked to redeem revenue bonds. On June 29, 2015, Puerto Rico’s governor, Alejandro Garcia Padilla, stated during a televised address that “the debt is not payable.” Further, the island’s ability to access credit markets appears highly uncertain, and its ability to meet future debt service payments depends in part on the willingness of investors to roll over existing debt.
The extreme financial difficulties faced by the Commonwealth may make it impossible for ASES, the Puerto Rico Medicaid agency, to pay our Puerto Rico health plan under the terms of the parties’ Medicaid contract. As of June 30, 2015, our Puerto Rico health plan served approximately 361,000 members, and had recognized premium revenue of approximately $194 million in the second quarter of 2015, or approximately $65 million per month. A default by ASES on its payment obligations under our Medicaid contract, or a determination by ASES to terminate our contract based on insufficient funds available, could result in our having paid, or in our having to pay, provider claims in amounts for which we are not paid reimbursement, and could make it unfeasible for the Puerto Rico health plan to continue to operate. A default by ASES or termination of our Puerto Rico Medicaid contract could have a materially adverse effect on our business, financial condition, cash flows, or results of operations.
Changes to health care regulatory laws under the Affordable Care Act including the recently proposed Medicaid managed care rule, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
The health care regulatory law landscape is constantly changing. For example, on May 26, 2015, CMS posted a new proposed rule to the Federal Register regarding Medicaid programs and CHIP, Medicaid Managed Care, CHIP Delivered in Managed Care, Medicaid and CHIP Comprehensive Quality Strategies, and Revisions Related to Third Party Liability that, if implemented, would, among other things, impose a medical loss ratio of 85% for Medicaid and CHIP programs, establish a Medicaid managed care quality rating system like the five-star system for Medicare Advantage plans, and expand health plans’ responsibilities in program integrity efforts. It is difficult to predict what final rules may be adopted and implemented by CMS, and if the final rule would result in any material adverse effect on our business, financial condition, cash flows, or results of operations.
If the responsive bids of our health plans (including our Michigan health plan) for new or renewed Medicaid contracts are not successful, or if our government contracts are terminated or are not renewed, our premium revenues could be materially reduced and our operating results could be negatively impacted.
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
Our Michigan Medicaid contract is subject to a new RFP that was released on May 8, 2015. If we are successful in our attempt to renew this contract, we expect that the new contract will become effective on January 1, 2016. If our attempt to renew this contract is not successful, the contract will terminate effective December 31, 2015. If we are unable to renew, successfully re-bid, or compete for any of our government contracts, including our Michigan contract, or if any of our contracts are terminated or renewed on less favorable terms, our business, financial condition, cash flows, or results of operations could be adversely affected.
We are subject to extensive fraud and abuse laws that may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, the federal False Claims Act, which permit agencies and enforcement authorities to institute suit against us for violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government health care programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, improper marketing, and the violation of patient privacy rights. Companies involved in public health care programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the U.S. Department of Health and Human Services (HHS), Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal health care programs as a result of an investigation arising out of such action. We are currently defending two qui tam actions where the federal government has declined to intervene: (i) USA ex rel Anita Silingo v. Mobile Medical Examination Service, Molina Healthcare of California, et al; and (ii) USA and State of Florida ex rel Charles Wilhelm v. Molina Healthcare and Molina Healthcare of Florida. We believe we have meritorious defenses to both matters, and intend to defend both matters vigorously. Other qui tam actions may have been filed against us of which we are presently unaware, or other qui tam actions may be filed against us in the future. In the event we are subject to liability under these or other qui tam actions, our business, financial condition, cash flows, or results of operations could be adversely affected.
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
Our use and disclosure of individually identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.
State and federal laws and regulations, including HIPAA and the Gramm-Leach-Bliley Act, govern the collection, dissemination, use, privacy, confidentiality, security, availability, and integrity of individually identifiable information, including protected health information, or PHI. HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities, including health plans such as ours. HIPAA requires covered entities like us to develop and maintain policies and procedures for PHI that is used or disclosed, and to adopt administrative, physical, and technical safeguards to protect PHI. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic health care transactions, including activities associated with the billing and collection of health care claims.
Mandatory penalties for HIPAA violations range from $100 to $50,000 per violation, and up to $1.5 million per violation of the same standard per calendar year. A single breach incident can result in violations of multiple standards, resulting in possible penalties potentially in excess of $1.5 million. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. HIPAA authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities for compliance with the HIPAA Privacy and Security Standards. Investigations of violations that indicate willful neglect, for which penalties are now mandatory, are statutorily required. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty fine paid by the violator.
HIPAA further requires covered entities to notify affected individuals “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach” if their unsecured PHI is subject to an unauthorized access, use, or disclosure. If a breach affects 500 patients or more, it must be reported to HHS and local media without unreasonable delay, and HHS will post the name of the breaching entity on its public website. If a breach affects fewer than 500 individuals, the covered entity must log it and notify HHS at least annually. We have experienced HIPAA breaches in the past, including breaches affecting over 500 individuals.
New health information standards, whether implemented pursuant to HIPAA, congressional action, or otherwise, could have a significant effect on the manner in which we must handle health care related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions. Any security breach involving the misappropriation, loss, or other unauthorized disclosure or use of confidential member information, whether by us or a third party, such as our vendors, could subject us to civil and criminal penalties, divert management’s time and energy, and have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Other large-scale medical emergencies may have a material adverse effect on our business, cash flows, financial condition, and results of operations.
Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological and other weapons. In addition, natural disasters and the potential for a wide-spread pandemic of influenza or other diseases, coupled with the lack of availability of appropriate preventative medicines, can have a significant impact on the health of the population of wide-spread areas. If the United States were to experience widespread bioterrorism or other attacks, large-scale natural disasters in our concentrated coverage areas, or a large-scale pandemic or epidemic, our covered medical expenses could rise and we could experience a material adverse effect on our business, cash flows, financial condition, and results of operations, or, in the event of extreme circumstances, our viability could be threatened.
We may not have the funds necessary to pay the amounts due upon conversion or required repurchase of our outstanding notes, and our indebtedness may contain limitations on our ability to pay the amounts due upon conversion or required repurchase.
In February 2013, we issued $550.0 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020, unless earlier repurchased or converted. We refer to these notes as our 1.125% Notes. In September 2014, we issued $301.6 million aggregate principal amount of 1.625% convertible senior notes due August 14, 2044, unless earlier repurchased, redeemed, or converted. We refer to these notes as our 1.625% Notes. As of June 30, 2015, the aggregate outstanding principal amount of our 1.125% Notes and our 1.625% Notes was $550.0 million and $301.6 million, respectively. Both our 1.125% Notes and our 1.625% Notes are convertible into cash prior to their respective maturity dates under certain situations, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger. The 1.125% Notes met the stock price trigger in the quarter ended June 30, 2015, and are convertible to cash through at least September 30, 2015. Because the 1.125% Notes may be converted into cash within 12 months, the $445.2 million carrying amount is reported in current portion of long-term debt as of June 30, 2015. In addition, holders of our 1.625% Notes may convert their notes into cash during any calendar quarter (and only during such calendar quarter) if the last reported sales price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $75.52 per share. The last reported sale price of our common stock as reported on the New York Stock Exchange on July 29, 2015 was $68.83 per share. As of June 30, 2015, our 1.625% Notes were not convertible. If conversion requests are received, the settlement of the notes must be paid primarily in cash pursuant to the terms of the relevant indentures.
For economic reasons related to the trading market for our 1.125% Notes, we believe that the amount of the notes that may be converted over the next twelve months, if any, will not be significant. However, if the trading market for our 1.125% Notes becomes closed or restricted due to market turmoil or other reasons such that the notes cannot be traded, or if the trading price of our 1.125% Notes, which normally trade at a marginal premium to the underlying composite stock-and-interest economic value, no longer includes that marginal premium, holders of our 1.125% Notes may elect to convert the notes to cash. As of June 30, 2015, we have sufficient available cash, combined with borrowing capacity available under our Credit Facility, to fund such conversions.
In addition, in the event of a change in control or the termination in trading of our stock, each holder of our 1.125% Notes and our 1.625% Notes would have the right to require us to purchase some or all of their notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest.
In the event of conversions or required repurchases, we may not have enough available cash or be able to obtain financing at the time we are required to comply with our conversion or repurchase obligations. In addition, our ability to comply with these obligations may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. The indentures for the 1.125% Notes and the 1.625% Notes provide that it would be an event of default if we do not make the cash payments due upon conversion or required repurchase of the notes. The occurrence of an event of default under one or both of these indentures may also constitute an event of default under our Credit Facility and under our other indebtedness we may have outstanding at such time. Any such default could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended June 30, 2015 was as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 - April 30	508	$66.31	—	$50,000,000
May 1 - May 31	1,453	$59.55	—	$50,000,000
June 1 - June 30	388	$72.27	—	$50,000,000
Total	2,349	$63.11	—

(a)	During the three months ended June 30, 2015, we withheld 2,349 shares of common stock under our 2011 Equity Incentive Plan to settle our employees' income tax obligations.

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

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	July 30, 2015	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	July 30, 2015	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Title

10.1
Credit Agreement, dated as of June 12, 2015, by and among Molina Healthcare, Inc., Molina Information Systems, LLC, Molina Medical Management, Inc., certain lenders named on the signature pages thereto and SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank. Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 16, 2015.

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