Form 10-Q
period 2015-09-30
MOLINA HEALTHCARE INC
filed 2015-10-29
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 23, 2015, was approximately 56,082,000.

MOLINA HEALTHCARE, INC.
Form 10-Q

For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Amounts in thousands, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,164,210	$1,539,063
Investments	1,461,467	1,019,462
Receivables	619,891	596,456
Deferred income taxes	54,231	39,532
Prepaid expenses and other current assets	120,438	50,884
Derivative asset	490,087	—
Total current assets	4,910,324	3,245,397
Property, equipment, and capitalized software, net	374,862	340,778
Deferred contract costs	73,619	53,675
Intangible assets, net	96,424	89,273
Goodwill	321,220	271,964
Restricted investments	101,970	102,479
Derivative asset	—	329,323
Other assets	36,612	44,326
	$5,915,031	$4,477,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,559,570	$1,200,522
Amounts due government agencies	980,317	527,193
Accounts payable and accrued liabilities	274,131	241,654
Deferred revenue	67,227	196,076
Income taxes payable	39,205	8,987
Current portion of long-term debt	450,780	341
Derivative liability	489,940	—
Total current liabilities	3,861,170	2,174,773
Convertible senior notes	275,050	704,097
Lease financing obligations	161,553	160,710
Lease financing obligations – related party	39,868	40,241
Deferred income taxes	27,111	24,271
Derivative liability	—	329,194
Other long-term liabilities	32,270	33,487
Total liabilities	4,397,022	3,466,773

Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized; outstanding: 56,075 shares at September 30, 2015 and 49,727 shares at December 31, 2014	56	50
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	789,907	396,059
Accumulated other comprehensive loss	(701)	(1,019)
Retained earnings	728,747	615,352
Total stockholders' equity	1,518,009	1,010,442
	$5,915,031	$4,477,215
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands, except net income per share) (Unaudited)
Revenue:
Premium revenue	$3,377,030	$2,316,759	$9,652,054	$6,424,238
Service revenue	47,551	52,557	146,652	156,419
Premium tax revenue	99,047	81,240	289,003	203,053
Health insurer fee revenue	81,158	29,427	202,996	67,785
Investment income	4,832	2,041	11,675	5,615
Other revenue	1,745	2,327	4,996	8,523
Total revenue	3,611,363	2,484,351	10,307,376	6,865,633
Operating expenses:
Medical care costs	3,015,371	2,097,836	8,580,689	5,753,793
Cost of service revenue	34,573	40,067	103,294	117,831
General and administrative expenses	287,691	178,879	830,277	560,205
Premium tax expenses	99,047	81,240	289,003	203,053
Health insurer fee expenses	35,985	22,308	117,415	66,443
Depreciation and amortization	25,843	24,242	75,987	67,835
Total operating expenses	3,498,510	2,444,572	9,996,665	6,769,160
Operating income	112,853	39,779	310,711	96,473
Other expenses, net:
Interest expense	15,269	14,419	45,091	42,234
Other (income) expense, net	(40)	863	(82)	810
Total other expenses, net	15,229	15,282	45,009	43,044
Income from continuing operations before income tax expense	97,624	24,497	265,702	53,429
Income tax expense	51,329	8,427	152,335	24,784
Income from continuing operations	46,295	16,070	113,367	28,645
Income (loss) from discontinued operations, net of tax	4	52	28	(214)
Net income	$46,299	$16,122	$113,395	$28,431

Basic net income (loss) per share:
Continuing operations	$0.84	$0.34	$2.21	$0.62
Discontinued operations	—	—	—	(0.01)
Basic net income per share	$0.84	$0.34	$2.21	$0.61

Diluted net income (loss) per share:
Continuing operations	$0.77	$0.33	$2.07	$0.60
Discontinued operations	—	—	—	(0.01)
Diluted net income per share	$0.77	$0.33	$2.07	$0.59
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands) (Unaudited)
Net income	$46,299	$16,122	$113,395	$28,431
Other comprehensive income (loss):
Unrealized investment gain (loss)	1,792	(1,061)	531	756
Effect of income taxes	663	(404)	213	287
Other comprehensive income (loss), net of tax	1,129	(657)	318	469
Comprehensive income	$47,428	$15,465	$113,713	$28,900

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2015	2014
	(Amounts in thousands) (Unaudited)
Operating activities:
Net income	$113,395	$28,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,583	99,464
Deferred income taxes	(12,072)	(10,705)
Share-based compensation	16,226	16,115
Amortization of convertible senior notes and lease financing obligations	22,101	20,195
Other, net	13,212	3,875
Changes in operating assets and liabilities:
Receivables	(23,429)	(126,748)
Prepaid expenses and other assets	(63,312)	(51,582)
Medical claims and benefits payable	359,048	454,059
Amounts due government agencies	453,124	340,775
Accounts payable and accrued liabilities	33,541	(26,384)
Deferred revenue	(128,849)	68,640
Income taxes	30,218	25,063
Net cash provided by operating activities	905,786	841,198
Investing activities:
Purchases of investments	(1,311,231)	(616,324)
Proceeds from sales and maturities of investments	862,572	473,836
Purchases of property, equipment and capitalized software	(100,361)	(71,771)
Increase in restricted investments	(5,216)	(24,301)
Net cash paid in business combinations	(77,316)	(7,500)
Other, net	(33,523)	(15,220)
Net cash used in investing activities	(665,075)	(261,280)
Financing activities:
Proceeds from common stock offering, net of issuance costs	373,151	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	123,387
Contingent consideration liabilities settled	—	(50,349)
Proceeds from employee stock plans	8,636	7,628
Other, net	2,649	2,117
Net cash provided by financing activities	384,436	82,783
Net increase in cash and cash equivalents	625,147	662,701
Cash and cash equivalents at beginning of period	1,539,063	935,895
Cash and cash equivalents at end of period	$2,164,210	$1,598,596

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended
	September 30,
	2015	2014
	(Amounts in thousands) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
3.75% Notes exchanged for 1.625% Notes	$—	$176,551
Increase in non-cash lease financing obligation – related party	$—	$13,841
Common stock used for share-based compensation	$(9,012)	$(8,595)

Details of change in fair value of derivatives, net:
Gain on 1.125% Call Option	$160,764	$36,646
Loss on 1.125% Conversion Option	(160,746)	(36,638)
Change in fair value of derivatives, net	$18	$8

Details of business combinations:
Fair value of assets acquired	$(68,982)	$(7,500)
Fair value of contingent consideration incurred	(410)	—
Payable to seller	(7,924)	—
Net cash paid in business combinations	$(77,316)	$(7,500)

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2015
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality health care to persons receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment.
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of September 30, 2015, these health plans served 3.5 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace (Marketplace) members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate, as well as the management of a hospital in southern California under a management services agreement.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
Market Updates - Health Plans Segment
Direct Delivery. On September 3, 2015, we entered into an agreement to acquire all the outstanding ownership interests in Providence Human Services, LLC (PHS) and Providence Community Services, LLC, both wholly owned subsidiaries of The Providence Service Corporation, for approximately $200 million. PHS is one of the largest national providers of accessible, outcome-based behavioral and mental health services and operates in 23 states and the District of Columbia. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the fourth quarter of 2015.
Medicare-Medicaid Plans. To coordinate care for those who qualify to receive both Medicare and Medicaid services (the "dual eligible"), and to deliver services to the dual eligible in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). We operate MMPs in six states. Our MMPs in California, Illinois, and Ohio offered coverage beginning in 2014; our MMPs in South Carolina and Texas offered coverage beginning in the first quarter of 2015; and our MMP in Michigan offered coverage beginning in the second quarter of 2015. At September 30, 2015, our membership included approximately 56,000 integrated MMP members.
Florida. On August 3, 2015, we announced that our Florida health plan entered into an agreement with Integral Health Plan, Inc. (Integral) to assume Integral's Medicaid contract, as well as acquire certain assets related to the operations of its Medicaid business. As of August 3, 2015, Integral served approximately 90,000 Medicaid members. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the fourth quarter of 2015.
On August 1, 2015, our Florida health plan closed on its acquisition of the Medicaid contracts in Miami-Dade and Monroe counties, and certain assets related to the operation of the Medicaid business, of Preferred Medical Plan, Inc. The Florida health plan added approximately 23,000 members as a result of this transaction. See Note 4, "Business Combinations," for further information.
As of September 30, 2015, our Florida health plan served 148,000 Marketplace members, more than double its total membership as of December 31, 2014.
Illinois. On October 9, 2015, we announced that our Illinois health plan entered into an agreement with Loyola Physician Partners, LLC (Loyola). Under this agreement, we will receive the right to transition Loyola's Medicaid members in Cook County and assume certain assets related to the operation of its Medicaid business. Loyola serves approximately 20,000 members in the Medicaid Family Health program in Cook County. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the first quarter of 2016.

On July 15, 2015, we announced that our Illinois health plan entered into an agreement with Accountable Care Chicago, LLC, also known as MyCare Chicago. Under this agreement, we will receive the right to assume MyCare Chicago's Medicaid members in Cook County, as well as acquire certain assets related to the operation of its Medicaid business. As of July 15, 2015, MyCare Chicago served approximately 61,000 Medicaid members. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the first quarter of 2016.
Michigan. On October 13, 2015, the Michigan Department of Health and Human Services announced that Molina Healthcare of Michigan, Inc. is one of the health plans recommended to serve the state's Medicaid members under Michigan's Comprehensive Health Plan expected to commence effective January 1, 2016. The new contract has a five-year term with three one-year extensions, and covers Regions 2 through 6, and 8 through 10, of the state, representing an expansion into 15 additional counties as compared to the existing Michigan Medicaid contract.
On September 1, 2015, our Michigan health plan closed on its acquisition of the Medicaid and MIChild contracts, and certain provider agreements, of HealthPlus of Michigan and its subsidiary, HealthPlus Partners, Inc. The Michigan health plan added approximately 88,000 members as a result of this transaction. See Note 4, "Business Combinations," for further information.
Puerto Rico. Effective April 1, 2015, our Puerto Rico health plan served its first members. As of September 30, 2015, our Puerto Rico plan enrollment amounted to approximately 356,000 members.
Market Updates - Molina Medicaid Solutions Segment
New Jersey. On April 9, 2015, the state of New Jersey announced its selection of Molina Medicaid Solutions to design and operate that state's new Medicaid management information system (MMIS). The new contract is effective May 1, 2015, and has a term of 10 years with three one-year renewal options. Molina Medicaid Solutions is the state's incumbent MMIS provider, and was awarded the new contract as a result of Molina Medicaid Solutions' submission in response to the state of New Jersey's request for proposals.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries, and variable interest entities (VIEs) in which Molina Healthcare, Inc. is considered to be the primary beneficiary. Such VIEs are insignificant to our consolidated financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2015.
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
Contractual Provisions That May Adjust or Limit Revenue or Profit
Medicaid
Medical Cost Floors (Minimums), Medical Cost Corridors, and Administrative Cost Ceilings (Maximums): A portion of certain premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $536.5 million and $392.0 million at September 30, 2015 and December 31, 2014, respectively, to amounts due government agencies. Approximately $523.2 million of the liability accrued at September 30, 2015 relates to our participation in Medicaid expansion programs.
In general, such amounts are subject to future changes in estimate based upon our actual cost performance and clarification and alteration of the definitions of allowable medical costs and revenue. At our Washington health plan (where we had recorded a liability of approximately $280 million related to the Medicaid expansion medical cost floor for 2014 and 2015 combined at September 30, 2015), premium revenue may be retroactively adjusted across the entire state Medicaid expansion program based upon the medical cost performance of the program as a whole. As such, our liability under Washington’s contractual provisions is determined not just by our own medical cost performance, but by that of all health plans participating in the program; and we have limited visibility into the costs of those health plans. In October 2015, we settled our 2014 Medicaid expansion medical cost floor liability with the state of Washington with the payment of $246.6 million. This amount exceeded our estimate of that liability as of June 30, 2015 by approximately $7 million.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. We had $9.2 million recorded at September 30, 2015 relating to such provisions. No such receivables were recorded at December 31, 2014.
Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage, in some cases in accordance with a tiered rebate schedule. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. As a result of profits in excess of the amount we are allowed to retain, we recorded a liability of $9.3 million and $0.5 million at September 30, 2015 and December 31, 2014, respectively.
Retroactive Premium Adjustments: In New Mexico, when members are retroactively enrolled into our health plan we earn revenue only to the extent of the actual medical costs incurred by us for services provided during those retroactive periods, plus a small percentage of that medical cost for administration and profit. This cost plus arrangement for members retroactively enrolled in our health plan first became effective July 1, 2014 (retroactive to January 1, 2014). We are paid normal monthly capitation rates for the retroactive eligibility periods, and the difference between those capitation rates and the amounts due us on a cost plus basis are periodically settled with the state. To date, no such settlement has been made with the state. Our New Mexico contract is not specific as to the definition of retroactive membership, and the amount we owe back to the state for the difference between capitation received and amounts due us under the cost plus arrangement varies widely depending upon the definition of retroactive membership.  In August 2015 the state provided us with a request for payment under the terms of this contract provision for the period January 1, 2014 through December 31, 2014. That request was based upon definitions of retroactive membership that were at odds with our interpretations of that term. The New Mexico health plan reduced revenue by approximately $20 million in the third quarter of 2015 to better align our interpretation of certain contractual provisions related to revenue for members added retroactively to the state’s interpretation of those provisions. Even after that adjustment, however, we estimate that, based upon our interpretation of the state’s proposed definition of retroactive membership, the amount we would owe for the period January 1, 2014 through September, 2015 would exceed our accrual for such liability at September 30, 2015 by between $15 million and $20 million. We are currently engaged in discussions with the state regarding the appropriate amount, if any, owed to the state under this contract term.
Medicare
Risk Adjustment: Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services (CMS), our Medicare premiums are subject to retroactive increase or decrease based upon member medical conditions for up to two years after the original year of service. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses, we have recorded a net receivable of $2.3 million and $7.6 million for anticipated Medicare risk adjustment premiums at September 30, 2015 and December 31, 2014, respectively.
Marketplace
Premium Stabilization Programs: The Affordable Care Act (ACA) established Marketplace premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the "3R's," include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. We record receivables or payables related to the 3R programs based on our year-to-date experience when the amounts are reasonably estimable, and, for receivables, collection is reasonably assured.

•
Permanent risk adjustment program: Under this permanent program, our health plans' risk scores are compared to the overall average risk score for the relevant state and market pool. Generally, our health plans will pay into the pool if their risk scores are below the average risk score, and will receive funds from the pool if their risk scores are above the average risk score.

•
Transitional reinsurance program: This program is designed to provide reimbursement to insurers for high cost members. Our health plans pay an annual contribution on a per-member basis, and are eligible for recoveries if claims for individual members exceed a specified threshold, up to a maximum amount. This three-year program will end in 2016.

•
Temporary risk corridor program: This program is intended to limit gains and losses of insurers by comparing allowable costs to a target amount as defined by the U.S. Department of Health and Human Services (HHS). Variances from the target amount exceeding certain thresholds may result in amounts due to or receivable from HHS. This three-year program will end in 2016. Due to uncertainties as to the amount of federal funding available to support the risk corridor program, we do not recognize amounts receivable under this program. All liabilities are recognized as incurred.

Additionally, the ACA established a minimum annual medical loss ratio (Minimum MLR) of 80% for the Marketplace. The medical loss ratio represents medical costs as a percentage of premium revenue, where the components of medical costs and premium revenue are specifically defined by federal regulations. Each of the 3R programs is taken into consideration when computing the Minimum MLR. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders.
Our receivables (payables) for each of these programs, as of the dates indicated, were as follows (in millions):

	September 30, 2015	December 31, 2014
Risk adjustment	$(136.1)	$(4.8)
Reinsurance	21.9	4.9
Risk corridor	(11.8)	(0.5)
Minimum MLR	(12.5)	—
Quality Incentives
At our California, Illinois, New Mexico, Ohio, South Carolina, Texas, Washington and Wisconsin health plans, revenue ranging from approximately 1% to 4% of certain health plan premiums is not earned unless specified performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of September 30, 2015 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Maximum available quality incentive premium - current period	$28,384	$24,477	$86,529	$68,941

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$17,073	$12,921	$37,849	$30,935
Earned prior periods	(609)	208	10,862	3,412
Total	$16,464	$13,129	$48,711	34,347

Total premium revenue recognized for state health plans with quality incentive premiums	$2,517,474	$1,818,375	$7,396,280	$5,005,444
California Health Plan Rate Settlement Agreement
In 2013, our California health plan entered into a settlement agreement with the California Department of Health Care Services (DHCS). The agreement settled rate disputes initiated by our California health plan dating back to 2003 with respect to its participation in Medi-Cal (California’s Medicaid program). Under the terms of the agreement, DHCS may be required to make a payment to us if the California health plan's pre-tax margin falls below certain levels. The maximum amount that DHCS would pay to us under the terms of the settlement agreement is $40.0 million; no amounts receivable were recorded related to this agreement at September 30, 2015 or December 31, 2014. The agreement expires effective December 31, 2017.
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
New Accounting Standards
Business Combinations. In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period (a reasonable time period after the acquisition date) in the reporting period in which the adjustment amounts are determined. Effective for us in the first quarter of 2016, ASU 2015-16 is applied prospectively.
Revenue Recognition. On July 9, 2015, the FASB affirmed its proposal to defer the effective date of ASU No. 2014-09, Revenue from Contracts with Customers, for all entities by one year. As a result, public business entities will apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and for interim reporting periods within annual reporting periods beginning after December 15, 2017. We continue to evaluate whether to elect the full or modified retrospective adoption method, and the potential effects to our financial statements.
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
Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In a subsequent Staff Announcement, the Securities and Exchange Commission (SEC) announced that it would not object to an entity deferring and presenting debt issuance costs relating to a line-of-credit arrangement as an asset. This Staff Announcement was incorporated by the FASB through ASU 2015-15, issued in August 2015. Effective for us in the first quarter of 2016, ASU 2015-03 is applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted; we are evaluating the potential effects of the adoption to our financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.

3. Net Income per Share
The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Shares outstanding at the beginning of the period	54,788	46,494	48,578	45,871
Weighted-average number of shares issued:
Common stock offering	—	—	2,393	—
Issued, 3.75% Notes and 3.75% Exchange (1)	—	460	—	155
Share-based compensation	15	37	295	409
Denominator for basic net income per share	54,803	46,991	51,266	46,435
Effect of dilutive securities:
Share-based compensation	353	365	417	441
Convertible senior notes (1)	1,126	1,288	602	1,212
1.125% Warrants (1)	3,696	—	2,414	—
Denominator for diluted net income per share	59,978	48,644	54,699	48,088

Potentially dilutive common shares excluded from calculations (2):
Restricted shares	—	—	3	—
1.125% Warrants	—	13,490	—	13,490
______________________________

(1)	For more information regarding the convertible senior notes, refer to Note 11, "Debt." For more information regarding the 1.125% Warrants, refer to Note 12, "Derivatives."

(2)
The dilutive effect of all potentially dilutive common shares is calculated using the treasury-stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the three and nine months ended September 30, 2014, the 1.125% Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock.

4. Business Combinations
Health Plans Segment
Florida. On August 1, 2015, our Florida health plan closed on its acquisition of the Medicaid contracts in Miami-Dade and Monroe counties, and certain assets related to the operation of the Medicaid business, of Preferred Medical Plan, Inc. The final purchase price was $8.2 million, and the Florida health plan added approximately 23,000 members as a result of this transaction.
In December 2014, our Florida health plan acquired certain assets relating to the Medicaid business of First Coast Advantage, LLC (FCA). Under this transaction, we assumed FCA's Medicaid contract and certain provider agreements for Region 4 of the Statewide Medicaid Managed Care Managed Medical Assistance Program in the state of Florida. The Florida health plan added approximately 62,000 members as a result of this transaction. The final purchase price was $44.6 million, of which $36.6 million was paid in December 2014, and $8.0 million was paid in the first quarter of 2015.
Michigan. On September 1, 2015, our Michigan health plan closed on its acquisition of the Medicaid and MIChild contracts, and certain provider agreements, of HealthPlus of Michigan and its subsidiary, HealthPlus Partners, Inc.The purchase price was $61.1 million, and the Michigan health plan added approximately 88,000 members as a result of this transaction.
5. Share-Based Compensation
As of September 30, 2015, there were approximately 475,000 unvested restricted shares awarded to our named executive officers, with market and performance conditions, outstanding. In the event the vesting conditions are not achieved, the awards will lapse. Based on our assessment as of September 30, 2015, we expect the performance conditions relating to approximately

297,000 of such restricted share awards to be met in full. For the remaining 178,000 unvested restricted share awards, we reversed share-based compensation expense recognized from inception through March 31, 2015, or approximately $2.6 million, in the second quarter of 2015.
Charged to general and administrative expenses, total share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Restricted stock and performance awards	$5,707	$4,774	$12,962	$13,596
Employee stock purchase plan and stock options	1,278	885	3,264	2,519
	$6,985	$5,659	$16,226	$16,115
As of September 30, 2015, there was $30.1 million of total unrecognized compensation expense related to unvested restricted stock awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 1.6 years.
Restricted and performance stock activity for the nine months ended September 30, 2015 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2014	1,282,072	$33.55
Granted	428,223	64.25
Vested	(397,115)	33.39
Forfeited	(47,759)	37.51
Unvested balance as of September 30, 2015	1,265,421	43.84
The total fair value of restricted and performance awards granted during the nine months ended September 30, 2015 and 2014 was $27.9 million and $24.8 million, respectively. The total fair value of restricted awards, including those with performance and market conditions, which vested during the nine months ended September 30, 2015 and 2014 was $25.2 million and $22.5 million, respectively.
6. Fair Value Measurements
We consider the carrying amounts of cash and cash equivalents and other current assets and current liabilities (not including derivatives and current portion of long-term debt) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:
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
Derivative financial instruments. Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of September 30, 2015 included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 12, “Derivatives,” the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
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
Auction rate securities. Auction rate securities are designated as available-for-sale and are reported at fair value in other assets. To estimate the fair value of these securities, we use valuation data from our primary pricing source, a third party who provides a marketplace for illiquid assets with over 10,000 participants. This valuation data is based on a range of prices that represent indicative bids from potential buyers. To validate the reasonableness of the data, we compare these valuations to data from other third-party pricing sources, which also provide a range of prices representing indicative bids from potential buyers. We have concluded that these estimates, given the lack of market available pricing, provide a reasonable basis for determining the fair value of the auction rate securities as of September 30, 2015.
Our financial instruments measured at fair value on a recurring basis at September 30, 2015, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$938,284	$—	$938,284	$—
Municipal securities	201,921	—	201,921	—
GSEs	133,624	133,624	—	—
U.S. treasury notes	74,943	74,943	—	—
Certificates of deposit	84,593	—	84,593	—
Asset-backed securities	27,282	—	27,282	—
Mortgage-backed securities	820	—	820	—
Subtotal - current investments	1,461,467	208,567	1,252,900	—
Auction rate securities	2,355	—	—	2,355
1.125% Call Option derivative asset	490,087	—	—	490,087
Total assets measured at fair value on a recurring basis	$1,953,909	$208,567	$1,252,900	$492,442

1.125% Conversion Option derivative liability	$489,940	$—	$—	$489,940
Contingent consideration liability	500	—	—	500
Total liabilities measured at fair value on a recurring basis	$490,440	$—	$—	$490,440
Our financial instruments measured at fair value on a recurring basis at December 31, 2014, were as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate debt securities	$641,729	$—	$641,729	$—
Municipal securities	127,045	—	127,045	—
GSEs	122,269	122,269	—	—
U.S. treasury notes	59,543	59,543	—	—
Certificates of deposit	68,876	—	68,876	—
Subtotal - current investments	1,019,462	181,812	837,650	—
Auction rate securities	4,847	—	—	4,847
1.125% Call Option derivative asset	329,323	—	—	329,323
Total assets measured at fair value on a recurring basis	$1,353,632	$181,812	$837,650	$334,170

1.125% Conversion Option derivative liability	$329,194	$—	$—	$329,194
Contingent consideration liability	500	—	—	500
Total liabilities measured at fair value on a recurring basis	$329,694	$—	$—	$329,694

The following table presents activity relating to our assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Changes in Level 3 Instruments
	Auction Rate Securities	Derivatives, Net	Contingent Consideration Liability
	(In thousands)
Balance at December 31, 2014	$4,847	$129	$(500)
Total gains for the period recognized in:
Other expenses, net	—	18	—
Other comprehensive income	108	—	—
Settlements	(2,600)	—	—
Balance at September 30, 2015	$2,355	$147	$(500)
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

	September 30, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$450,304	$960,515	$—	$960,515	$—
1.625% Notes	275,050	393,099	—	393,099	—
	$725,354	$1,353,614	$—	$1,353,614	$—

	December 31, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
1.125% Notes	$435,330	$767,377	$—	$767,377	$—
1.625% Notes	268,767	337,292	—	337,292	—
	$704,097	$1,104,669	$—	$1,104,669	$—
7. Investments
The following tables summarize our investments as of the dates indicated:

	September 30, 2015
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$939,611	$668	$1,995	$938,284
Municipal securities	201,876	317	272	201,921
GSEs	133,528	126	30	133,624
U.S. treasury notes	74,724	219	—	74,943
Certificates of deposit	84,615	4	26	84,593
Asset-backed securities	27,265	24	7	27,282
Mortgage-backed securities	817	3	—	820
Subtotal - current investments	1,462,436	1,361	2,330	1,461,467
Auction rate securities	2,500	—	145	2,355
	$1,464,936	$1,361	$2,475	$1,463,822

	December 31, 2014
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate debt securities	$642,910	$201	$1,382	$641,729
Municipal securities	127,185	129	269	127,045
GSEs	122,317	34	82	122,269
U.S. treasury notes	59,546	30	33	59,543
Certificates of deposit	68,893	1	18	68,876
Subtotal - current investments	1,020,851	395	1,784	1,019,462
Auction rate securities	5,100	—	253	4,847
	$1,025,951	$395	$2,037	$1,024,309
The contractual maturities of our investments as of September 30, 2015 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$659,930	$659,729
Due after one year through five years	771,762	770,930
Due after five years through ten years	30,744	30,808
Due after ten years	2,500	2,355
	$1,464,936	$1,463,822
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three and nine months ended September 30, 2015 and 2014 were immaterial.
We have determined that unrealized gains and losses on our investments at September 30, 2015 and December 31, 2014, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of September 30, 2015:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in thousands)
Corporate debt securities	$408,736	$1,611	300	$136,776	$384	80
Municipal securities	88,681	190	110	12,155	82	15
GSEs	51,393	30	17	—	—	—
Certificates of deposit	35,654	26	148	—	—	—
Asset-backed securities	16,689	7	20	—	—	—
Auction rate securities	—	—	—	2,355	145	3
	$601,153	$1,864	595	$151,286	$611	98

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

	September 30, 2015	December 31, 2014
	(In thousands)
California	$108,972	$310,938
Florida	23,096	2,141
Illinois	78,159	31,594
Michigan	49,348	19,880
New Mexico	87,493	49,609
Ohio	102,786	45,187
Puerto Rico	14,430	—
South Carolina	6,626	4,134
Texas	41,531	29,348
Utah	11,595	6,389
Washington	38,999	42,848
Wisconsin	26,530	8,102
Direct delivery and other	5,761	11,295
Total Health Plans segment	595,326	561,465
Molina Medicaid Solutions segment	24,565	34,991
	$619,891	$596,456
9. Restricted Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by government authorities in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. In connection with a Molina Medicaid Solutions segment state contract as of December 31, 2014, we maintained restricted investments as collateral for a letter of credit. The following table presents the balances of restricted investments:

	September 30, 2015	December 31, 2014
	(In thousands)
California	$373	$373
Florida	27,029	28,649
Illinois	311	311
Michigan	1,014	1,014
New Mexico	42,645	35,135
Ohio	11,726	12,719
Puerto Rico	10,098	5,097
South Carolina	310	6,040
Texas	3,502	3,500
Utah	3,616	3,601
Washington	151	151
Wisconsin	953	—
Other	242	888
Total Health Plans segment	101,970	97,478
Molina Medicaid Solutions segment	—	5,001
	$101,970	$102,479
The contractual maturities of our held-to-maturity restricted investments as of September 30, 2015 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$91,518	$91,519
Due one year through five years	10,452	10,464
	$101,970	$101,983
10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	September 30, 2015	December 31, 2014
	(In thousands)
Fee-for-service claims incurred but not paid (IBNP)	$1,184,147	$870,429
Pharmacy payable	93,953	71,412
Capitation payable	30,061	28,150
Other	251,409	230,531
	$1,559,570	$1,200,522
"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $161.4 million and $119.3 million as of September 30, 2015 and December 31, 2014, respectively.
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

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Medical claims and benefits payable, beginning balance	$1,200,522	$669,787
Components of medical care costs related to:
Current period	8,723,573	8,122,885
Prior periods (1)	(142,948)	(45,979)
Total medical care costs	8,580,625	8,076,906

Change in non-risk provider payables	42,067	(31,973)

Payments for medical care costs related to:
Current period	7,371,504	7,064,427
Prior periods	892,140	449,771
Total paid	8,263,644	7,514,198
Medical claims and benefits payable, ending balance	$1,559,570	$1,200,522

Benefit from prior period as a percentage of:
Balance at beginning of period	11.9%	6.9%
Premium revenue, trailing twelve months	1.2%	0.5%
Medical care costs, trailing twelve months	1.3%	0.6%
____________________

(1)
The benefit from prior period development of medical claims and benefits payable for the nine months ended September 30, 2015 included approximately $23 million relating to programs that contain medical cost floor or corridor provisions. Accordingly, premium revenue for the nine months ended September 30, 2015 was reduced by the same amount.

The portion of our total medical claims and benefits payable liability that is most subject to variability in the estimate is fee-for-service claims incurred but not paid (IBNP). IBNP represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors.
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
We believe that the most significant uncertainties surrounding our IBNP estimates at September 30, 2015 are as follows:

•
At our Illinois and Wisconsin health plans, we overpaid certain outpatient facility claims due to a system configuration error. For this reason, the reserves are subject to more than the usual amount of uncertainty.

•
At our Washington health plan, delays related to the implementation of revised fee schedules resulted in a significant increase to our outpatient claims inventory in the first quarter of 2015, followed by a reduction in inventory during the second quarter of 2015. This significant fluctuation in inventory adds to the uncertainty of our unpaid claims estimates.

•
Our Michigan health plan added approximately 88,000 new members through an acquisition in the third quarter of 2015. Because these new members may have different utilization patterns than our legacy members, the reserves are subject to more than the usual amount of uncertainty.

•
Our Texas health plan enrolled approximately 15,000 members to its new MMP (Medicare-Medicaid Program) in the second and third quarters of 2015. Because we lack sufficient historical claims data, we are estimating the reserves for these new members by applying an estimated medical care ratio (MCR) based upon the assumptions supporting our premium rates. Because estimating incurred claims in this way is not directly tied to the actual claims experience, the reserves are subject to more than the usual amount of uncertainty.

We recognized favorable prior period claims development in the amount of $142.9 million for the nine months ended September 30, 2015. This amount represents our estimate as of September 30, 2015, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2014 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

•
At our Ohio and California health plans, approximately 61,000 and 100,000 members, respectively, were enrolled in the new Medicaid expansion program during 2014. Also in Ohio, approximately 17,000 members were enrolled in the new MMP program in 2014. Because we lacked sufficient historical claims data, we initially estimated the reserves for these new members based upon a number of factors that included pricing assumptions provided by the state; our expectations regarding pent up demand; our beliefs about the speed at which new members would utilize health care services; and other factors. Our actual costs were ultimately less than expected.

•
At our New Mexico health plan, the state implemented a retroactive increase to the provider fee schedules in mid-2014. As a result, many claims that were previously settled were reopened, and subject to, additional payment. Because our reserving methodology is most accurate when claims payment patterns are consistent and predictable, the payment of additional amounts on claims that in some cases had been settled more than six months before added a substantial degree of complexity to our liability estimation process. Due to the difficulties in addressing that added complexity, liabilities recorded as of December 31, 2014 were in excess of amounts ultimately paid out.

•	At our Washington health plan, in 2015 we collected amounts related to certain claims paid in 2013. Such collections were not anticipated in our reserves as of December 31, 2014.
11. Debt
As of September 30, 2015, contractual maturities of debt for the years ending December 31 are as follows (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
1.125% Notes	$550,000	$—	$—	$—	$—	$—	$550,000
1.625% Notes (1)	301,551	—	—	—	—	—	301,551
	$851,551	$—	$—	$—	$—	$—	$851,551

(1)
The 1.625% Notes have a contractual maturity date in 2044; however, on specified dates beginning in 2018 as described below, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes, or we may redeem any or all of the 1.625% Notes.

Credit Facility. On June 12, 2015, we entered into an unsecured $250 million revolving credit facility (Credit Facility) which will be used to finance working capital needs, acquisitions, capital expenditures, and other general corporate activities. The Credit Facility has a term of 5 years and all amounts outstanding will be due and payable on June 12, 2020. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit

Facility to up to $350 million. As of September 30, 2015, a $5 million letter of credit outstanding reduced borrowing available to $245 million, and no amounts were outstanding under the Credit Facility.
Borrowings under the Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee.
Although the Credit Facility is not secured by any of our assets, two of our wholly owned subsidiaries, Molina Medicaid Solutions and Molina Medical Management, Inc. (MMM), have jointly and severally guaranteed our obligations under the Credit Facility.
The Credit Facility contains customary non-financial and financial covenants, including a minimum fixed charge coverage ratio, a maximum debt-to-EBITDA ratio and minimum statutory net worth. We are required to not exceed a maximum debt-to-EBITDA ratio of 4.00 to 1.00. At September 30, 2015, we were in compliance with all financial covenants under the Credit Facility.
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
The 1.125% Notes met the stock price trigger in the quarter ended September 30, 2015, and are convertible to cash through at least December 31, 2015. Because the 1.125% Notes may be converted into cash within 12 months, the $450.3 million carrying amount is reported in current portion of long-term debt as of September 30, 2015.
The 1.125% Notes contain an embedded cash conversion option (the 1.125% Conversion Option), which was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Conversion Option settles or expires. The initial fair value liability of the 1.125% Conversion Option simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate of approximately 6%. As of September 30, 2015, the 1.125% Notes have a remaining amortization period of 4.3 years. The 1.125% Notes' if-converted value exceeded their principal amount by approximately $458 million and $93 million as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015, the 1.625% Notes were not convertible.
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
Because the 1.625% Notes are net share settled and have cash settlement features, we have allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 1.625% Notes resulted in a debt discount that is amortized back to the 1.625% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. The expected life of the debt is approximately four years, beginning on the issuance date and ending on the first date we may redeem the notes in August 2018. As of September 30, 2015, the 1.625% Notes have a remaining amortization period of 2.9 years. This has resulted in our recognition of interest expense on the 1.625% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5%. The outstanding 1.625% Notes’ if-converted value exceeded their principal amount by approximately $89 million as of September 30, 2015, and did not exceed their principal amount as of December 31, 2014. At September 30, 2015, the equity component of the 1.625% Notes, including the impact of deferred taxes, was $22.9 million.

The principal amounts, unamortized discount (net of premium related to 1.625% Notes), and net carrying amounts of the convertible senior notes were as follows:

	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
September 30, 2015:
1.125% Notes	$550,000	$99,696	$450,304
1.625% Notes	301,551	26,501	275,050
	$851,551	$126,197	$725,354
December 31, 2014:
1.125% Notes	$550,000	$114,670	$435,330
1.625% Notes	301,551	32,784	268,767
	$851,551	$147,454	$704,097

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$2,772	$3,132	$8,316	$9,732
Amortization of the discount	7,185	6,455	21,257	19,183
	$9,957	$9,587	$29,573	$28,915
Lease Financing Obligations. In 2013, we entered into a sale-leaseback transaction for the sale and contemporaneous leaseback of the Molina Center located in Long Beach, California, and our Ohio health plan office building located in Columbus, Ohio. Due to our continuing involvement with these leased properties, the sale did not qualify for sale-leaseback accounting treatment and we remain the "accounting owner" of the properties. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated over their remaining useful lives. The lease financing obligation is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Rent will increase 3% per year through the initial term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest expense amounted to $9.4 million and $9.3 million for the nine months ended September 30, 2015 and 2014, respectively.
As described and defined in further detail in Note 16, "Related Party Transactions," we entered into a lease for office space in February 2013 consisting of two office buildings. We have concluded that we are the accounting owner of the buildings due to our continuing involvement with the properties. We have recorded $36.5 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheets as of September 30, 2015, which represents the total cost incurred by the Landlord for the construction of the buildings, net of accumulated depreciation. As of September 30, 2015 and December 31, 2014, the aggregate amount recorded to lease financing obligations, including the current portion, amounted to $40.3 million and $40.6 million, respectively. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest expense was $3.0 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. In addition to the capitalization of the costs incurred by the Landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was $0.9 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.

12. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	September 30, 2015	December 31, 2014
		(In thousands)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$490,087	$—
	Non-current assets: Derivative asset	$—	$329,323

Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$489,940	$—
	Non-current liabilities: Derivative liability	$—	$329,194
Our derivative financial instruments do not qualify for hedge treatment; therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of income, and reported in other expense, net. Gains and losses for our derivative financial instruments are presented individually in the consolidated statements of cash flows, supplemental cash flow information.
1.125% Notes Call Spread Overlay. Concurrent with the issuance of the 1.125% Notes in 2013, we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes (the Counterparties). We refer to these transactions collectively as the Call Spread Overlay. Under the Call Spread Overlay, the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by proceeds from the sale of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments in excess of the principal amount of the notes due upon any conversion of the 1.125% Notes.
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
As of September 30, 2015, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Notes may be converted within 12 months of September 30, 2015, as described in Note 11, "Debt.”
13. Stockholders' Equity
Stockholders' equity increased $507.6 million during the nine months ended September 30, 2015 compared with stockholders' equity at December 31, 2014. The increase was due primarily to the common stock offering described below, net income of $113.4 million, and $20.7 million related to employee stock transactions.
Common Stock Offering. In June 2015, we completed an underwritten public offering of 5,750,000 shares of our common stock, including the over-allotment option, conducted pursuant to an effective shelf registration statement filed with the SEC in May 2015. Net of issuance costs, proceeds from the offering amounted to $373.2 million, or $64.90 per share, resulting in an increase to additional paid-in capital. We are using the proceeds to finance working capital needs, acquisitions, capital expenditures, and other general corporate activities.
1.125% Warrants. In connection with the 1.125% Notes Call Spread Overlay transaction described in Note 12, "Derivatives," we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period (beginning on April 15, 2020) under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, "Net Income per Share," for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised.
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
Stock Plans. In connection with our equity incentive plans and employee stock purchase plan, we issued approximately 480,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the nine months ended September 30, 2015.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue, continuing operations:
Health Plans segment:
Premium revenue	$3,377,030	$2,316,759	$9,652,054	$6,424,238
Premium tax revenue	99,047	81,240	289,003	203,053
Health insurer fee revenue	81,158	29,427	202,996	67,785
Investment income	4,832	2,041	11,675	5,615
Other revenue	1,745	2,327	4,996	8,523
Molina Medicaid Solutions segment:
Service revenue	47,551	52,557	146,652	156,419
	$3,611,363	$2,484,351	$10,307,376	$6,865,633

Income from continuing operations before income tax expense:
Health Plans segment	$101,899	$29,874	$272,924	$65,879
Molina Medicaid Solutions segment	10,954	9,905	37,787	30,594
Operating income, continuing operations	112,853	39,779	310,711	96,473
Other expenses, net	15,229	15,282	45,009	43,044
	$97,624	$24,497	$265,702	$53,429

	September 30, 2015	December 31, 2014
Total assets:
Health Plans segment	$5,676,304	$4,270,870
Molina Medicaid Solutions segment	238,727	206,345
	$5,915,031	$4,477,215
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
USA and State of Florida ex rel. Charles Wilhelm. On July 24, 2014, Molina Healthcare, Inc. and Molina Healthcare of Florida, Inc. were served with a Complaint filed under seal on December 5, 2012 in District Court for the Southern District of Florida by relator, Charles C. Wilhelm, M.D., Case No. 12-24298. The Complaint alleges that in late 2008 and early 2009, in connection with the acquisition of Florida NetPass under which Molina Healthcare of Florida, Inc. began conducting business in the state of Florida, the defendants failed to adequately staff the plan and provide other services, resulting in a disproportionate number of sicker beneficiaries of Florida NetPass moving back into the Florida fee-for-service Medicaid program. This alleged conduct purportedly resulted in a violation of the federal False Claims Act. Both the United States of America and the state of Florida have declined to intervene. The District Court dismissed this case with prejudice. The Relator filed a motion for rehearing, which we opposed and which we believe has little chance of success. Should the motion for rehearing be denied, this case will be over. Should the motion for rehearing be granted, we believe we have several meritorious defenses to the claims of the relator, and any liability for the alleged claims is not currently probable or reasonably estimable.
United States of America, ex rel., Anita Silingo v. Mobile Medical Examination Services, Inc., et al. On or around October 14, 2014, Molina Healthcare of California, Molina Healthcare of California Partner Plan, Inc., Mobile Medical Examination Services, Inc. (MedXM), and other health plan defendants were served with a Complaint previously filed under seal in the Central District Court of California by relator, Anita Silingo, Case No. SACV13-1348-FMO(SHx). The Complaint alleges that MedXM improperly modified medical records and otherwise took inappropriate steps to increase members’ risk adjustment scores, and that the defendants, including Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc., purportedly turned a “blind eye” to these unlawful practices. The Department of Justice has declined to intervene. The District Court dismissed this action as to Molina without leave to amend as to some allegations and with leave to amend as to other allegations. On October 22, 2015, the Relator filed a third amended complaint. We believe that we have several meritorious defenses to the claims of the Relator, and any liability for the alleged claims is not currently probable or reasonably estimable.
Hospital Management Contract. Our subsidiary, Molina Hospital Management, Inc. (MHM), manages a portion of a hospital owned by College Health Enterprises (College) in Long Beach, California pursuant to the terms of a Management Services Agreement dated as of August 30, 2013 (the MSA) by and between MHM and CHLB, LLC, an affiliate of College. MHM's management services pursuant to the MSA have generated a financial loss each month since the inception of this arrangement, and could continue to generate losses. On August 27, 2015, MHM delivered to College a notice of immediate termination for cause of the MSA by reason of alleged material breaches by CHLB, LLC of various duties, obligations, and covenants in the MSA. On September 8, 2015, College notified us that it disputes the validity of our notice of termination in its entirety and, if the parties are unable to resolve their differences, College will commence binding arbitration. It is not possible to accurately predict or determine the eventual outcome of this matter.
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
Regulatory Capital and Dividend Restrictions. Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements upon us that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,072 million at September 30, 2015, and $859 million at December 31, 2014. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $471.8 million and $202.6 million as of September 30, 2015 and December 31, 2014, respectively.
The National Association of Insurance Commissioners (NAIC), adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules which may vary from state to state.
As of September 30, 2015, our health plans had aggregate statutory capital and surplus of approximately $1,166 million compared with the required minimum aggregate statutory capital and surplus of approximately $592 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2015. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
16. Related Party Transactions
We have entered into a lease (the Amended Lease) with 6th & Pine Development, LLC (the Landlord) for two office buildings. The principal members of the Landlord are John C. Molina, our chief financial officer and a director of the Company, and his wife. In addition, in connection with the development of the buildings being leased, John C. Molina pledged shares of common stock in the Company that he holds. Dr. J. Mario Molina, our chief executive officer, president and chairman of the board of directors, holds a partial interest in such shares as trust beneficiary.
The Amended Lease provides for an annual rent escalator of 3.4% per year, and will expire on December 31, 2029, unless extended or earlier terminated. For information regarding the lease financing obligation, refer to Note 11, "Debt."
Refer to Note 17, "Variable Interest Entities (VIEs)," for a discussion of the Joseph M. Molina, M.D. Professional Corporations.
17. Variable Interest Entities (VIEs)
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
We have determined that JMMPC is a VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of September 30, 2015, JMMPC had total assets of $7.1 million, and total liabilities of $6.8 million. As of December 31, 2014, JMMPC had total assets of $31.1 million, and total liabilities of $30.8 million.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated. Those known risks and uncertainties include, but are not limited to, the following:

•
uncertainties associated with the implementation of the Affordable Care Act, the Medicaid expansion, the insurance marketplaces, the effect of various implementing regulations, and uncertainties regarding the Medicare-Medicaid dual eligible demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•
management of our medical costs, including seasonal flu patterns and rates of utilization that are consistent with our expectations, and our ability to reduce over time the high medical costs commonly associated with new patient populations;

•	federal or state medical cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit sharing arrangements, and conflicting interpretations thereof;

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures, including 2014 and 2015 at-risk premium rules in the state of Texas;

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•	the success of our new health plan in Puerto Rico, including the successful resolution of the Puerto Rico debt crisis and the payment of all amounts due under our Medicaid contract;

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

•	the accurate estimation of incurred but not reported or paid medical costs across our health plans;

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

•
the favorable or unfavorable resolution of litigation, arbitration, or administrative proceedings, including a pending qui tam action in California, and the litigation commenced against us by the state of Louisiana alleging that Molina Medicaid Solutions and its predecessors used an incorrect reimbursement formula for the payment of pharmaceutical claims;

•	the relatively small number of states in which we operate health plans;

•	our management of a portion of College Health Enterprises’ hospital in Long Beach, California;

•	the effect on our Los Angeles County subcontract of Centene's acquisition of Health Net;

•
the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, repay our outstanding indebtedness at maturity and meet our liquidity needs, including the interest expense and other costs associated with such financing;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments;

•	newly emergent viruses or widespread epidemics, and associated public alarm;

•	changes in general economic conditions, including unemployment rates;

•	the sufficiency of our funds, on hand, to pay the amounts due upon conversion of our outstanding notes; and

•	increasing competition and consolidation in the Medicaid industry.
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

Company Overview
Molina Healthcare, Inc. provides quality health care to persons receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We report our financial performance based on two reportable segments: the Health Plans segment and the Molina Medicaid Solutions segment.
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of September 30, 2015, these health plans served 3.5 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace (Marketplace) members, many of whom are eligible for government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate, as well as the management of a hospital in southern California under a management services agreement.
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
Overview of Financial Results, Continuing Operations
Financial results for the third quarter of 2015 improved significantly over the same quarter of 2014 due to higher revenue, greater medical cost efficiency, and full state reimbursement of the Affordable Care Act Health Insurer Fee (HIF).
Income from continuing operations, before tax expense, increased to $98 million in the third quarter of 2015, from $24 million in the third quarter of 2014.
Premium revenue increased approximately 46% in the third quarter of 2015, compared with the third quarter of 2014, due to increased Medicaid expansion, integrated Medicare-Medicaid Plan and Marketplace enrollment, growth in our Illinois health plan, and the start-up of our Puerto Rico health plan earlier this year.
Medical care costs as a percent of premium revenue (the "medical care ratio") decreased to 89.3% in the third quarter of 2015, from 90.6% in the third quarter of 2014.
General and administrative expenses as a percentage of total revenue (the "general and administrative expense ratio") increased to 8.0% in the third quarter of 2015, from 7.2% in the third quarter of 2014, primarily due to broker and exchange fees associated with our Marketplace product.
Health Care Reform
Government-sponsored initiatives, including the Affordable Care Act (ACA), will remain the primary focus of our business. Three recently implemented government-sponsored initiatives that have a significant impact on our current operations are as follows:

•
Medicaid Expansion. In the states that have elected to participate, the ACA provides for the expansion of the Medicaid program to offer eligibility to nearly all people under age 65 with incomes that are at or below 138% of the federal poverty line. Medicaid expansion membership phased in beginning January 1, 2014. Our health plans in California, Illinois, Michigan, New Mexico, Ohio, and Washington participate in Medicaid expansion. At September 30, 2015, our membership included approximately 540,000 Medicaid expansion members, or 16% of total membership.

•
Marketplace. The ACA authorized the creation of Marketplace health insurance exchanges, allowing individuals and small groups to purchase health insurance that is federally subsidized, effective January 1, 2014. We participate in the Marketplace in all of the states in which we operate, except Illinois, Puerto Rico and South Carolina. At September 30, 2015, our membership included approximately 226,000 Marketplace members, with approximately 148,000, or 65%, of those members in Florida.

•
Medicare-Medicaid Plans . To coordinate care for those who qualify to receive both Medicare and Medicaid services (the "dual eligible"), and to deliver services to the dual eligible in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). We operate MMPs in six states. Our MMPs in California, Illinois, and Ohio offered coverage beginning in 2014; our MMPs in South Carolina and Texas offered coverage beginning in the first quarter of 2015; and our MMP in Michigan offered coverage beginning in the second quarter of 2015. At September 30, 2015, our membership included approximately 56,000 integrated MMP members.
Health Insurer Fee Update
Effective January 1, 2014, the ACA requires most health plans to pay a fee based on premium revenue (the Health Insurer Fee, or HIF). The HIF is not tax deductible. Actuarial standards require that states reimburse us for the HIF we incur related to Medicaid revenue, in addition to paying us a "tax gross up" to compensate us for incremental income taxes we pay because the HIF is not tax deductible. From January 1, 2014 through June 30, 2015 we experienced varying degrees of success in securing formal commitments for the reimbursement of Medicaid related HIF and the associated tax gross up from our state partners. Consequently, we were not able to recognize as revenue such HIF reimbursement in full until the third quarter of 2015.
As of the third quarter of 2015, we have cumulatively recognized as revenue full reimbursement for Medicaid HIF and Medicaid HIF related tax effects for the period January 1, 2014 through September 30, 2015 across all of our health plans. During the third quarter of 2015, we recognized as revenue certain amounts of HIF reimbursement due from Michigan and Utah for prior periods. These amounts represented approximately $8 million ($0.08 per diluted share) of HIF revenue related to 2014 and approximately $17 million ($0.18 per diluted share) related to the first two quarters of 2015.
The amount of HIF reimbursement not recognized in the third quarter of 2014 was approximately $6 million ($0.07 per diluted share) and approximately $37 million ($0.49 per diluted share) for the nine months ended September 30, 2014.
For further discussion of the HIF, refer to the subheading below, "Liquidity and Capital Resources—Financial Condition."
Market Updates - Health Plans Segment and Molina Medicaid Solutions Segment
Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 1, "Basis of Presentation," for a discussion of the current year market updates for the Health Plans and Molina Medicaid Solutions segments.
Composition of Revenue and Membership
Health Plans Segment
Our Health Plans segment derives its revenue, in the form of premiums, from our contracts with state Medicaid agencies, the federal Centers for Medicare and Medicaid Services (CMS), and our individual Marketplace membership.
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
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services), populations such as the aged, blind or disabled, and regions or service areas. The state Medicaid programs and the federal Medicare program periodically adjust premium rates.
Premium revenue is fixed in advance of the periods covered, and is not generally subject to significant accounting estimates, except as described in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies." These premium revenues are recognized in the month that members are entitled to receive health care services. Premiums received in advance are deferred.

The amount of the premiums paid to us may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a PMPM basis, for the nine months ended September 30, 2015. The "Consolidated" column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
Temporary Assistance for Needy Families (TANF), CHIP (1)	$110.00	$280.00	$180.00
Medicaid Expansion	310.00	490.00	390.00
Aged, Blind or Disabled (ABD)	470.00	1,530.00	970.00
Marketplace	180.00	440.00	260.00
Medicare-Medicaid Plan (MMP) – Integrated (2)	1,100.00	3,220.00	1,980.00
Medicare Special Needs Plans (Medicare)	860.00	1,100.00	1,030.00
_________________________

(1)	CHIP stands for Children's Health Insurance Program.

(2)	MMP members for whom we provide both Medicaid and Medicare coverage. We began serving members under this program in the second quarter of 2014.
The following tables set forth our Health Plans segment membership as of the dates indicated:

	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Ending Membership by Health Plan:
California	611,000	593,000	531,000	496,000
Florida	349,000	348,000	164,000	98,000
Illinois	101,000	101,000	100,000	21,000
Michigan	340,000	260,000	242,000	238,000
New Mexico	231,000	225,000	212,000	207,000
Ohio	344,000	332,000	347,000	337,000
Puerto Rico (1)	356,000	361,000	—	—
South Carolina	102,000	114,000	118,000	118,000
Texas	263,000	266,000	245,000	249,000
Utah	102,000	92,000	83,000	83,000
Washington	568,000	553,000	497,000	473,000
Wisconsin	103,000	107,000	84,000	84,000
	3,470,000	3,352,000	2,623,000	2,404,000

Ending Membership by Program:
TANF/CHIP	2,249,000	2,180,000	1,809,000	1,678,000
Medicaid Expansion (2)	540,000	475,000	385,000	315,000
ABD	359,000	353,000	347,000	335,000
Marketplace (2)	226,000	261,000	15,000	16,000
MMP–Integrated	56,000	39,000	18,000	14,000
Medicare	40,000	44,000	49,000	46,000
	3,470,000	3,352,000	2,623,000	2,404,000
_________________________

(1)	The Puerto Rico health plan began serving members effective April 1, 2015.

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
Composition of Expenses
Health Plans Segment
Operating expenses for the Health Plans segment include expenses related to the provision of medical care services (including long-term services and supports, or LTSS), general and administrative expenses, premium tax and health insurer fee expenses. Our results of operations are impacted by our ability to effectively manage expenses related to medical care services and to accurately estimate medical costs incurred. Expenses related to medical care services are captured in the following categories:

•
Fee-for-service expenses: Under fee-for-service arrangements, we retain the financial responsibility for medical care provided and incur costs based on the actual utilization of services. Such expenses are recorded in the period in which the related services are dispensed. Nearly all of our hospital services and the majority of our primary care and physician specialist services are paid on a fee-for-service basis.

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

Financial Performance Summary, Continuing Operations
The following table summarizes our financial and operating performance from continuing operations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per-share data and percentages):

	Three Months Ended			Nine Months Ended
	September 30,		% Change	September 30,		% Change
	2015	2014		2015	2014
Revenue:
Premium revenue	$3,377,030	$2,316,759	45.8%	$9,652,054	$6,424,238	50.2%
Service revenue	47,551	52,557	(9.5)	146,652	156,419	(6.2)
Premium tax revenue	99,047	81,240	21.9	289,003	203,053	42.3
Health insurer fee revenue	81,158	29,427	175.8	202,996	67,785	199.5
Investment income	4,832	2,041	136.7	11,675	5,615	107.9
Other revenue	1,745	2,327	(25.0)	4,996	8,523	(41.4)
Total revenue	3,611,363	2,484,351	45.4	10,307,376	6,865,633	50.1
Operating expenses:
Medical care costs	3,015,371	2,097,836	43.7	8,580,689	5,753,793	49.1
Cost of service revenue	34,573	40,067	(13.7)	103,294	117,831	(12.3)
General and administrative expenses	287,691	178,879	60.8	830,277	560,205	48.2
Premium tax expenses	99,047	81,240	21.9	289,003	203,053	42.3
Health insurer fee expenses	35,985	22,308	61.3	117,415	66,443	76.7
Depreciation and amortization	25,843	24,242	6.6	75,987	67,835	12.0
Total operating expenses	3,498,510	2,444,572	43.1	9,996,665	6,769,160	47.7
Operating income	112,853	39,779	183.7	310,711	96,473	222.1
Other expenses, net:
Interest expense	15,269	14,419	5.9	45,091	42,234	6.8
Other (income) expense, net	(40)	863	(104.6)	(82)	810	(110.1)
Total other expenses, net	15,229	15,282	(0.3)	45,009	43,044	4.6
Income from continuing operations before income tax expense	97,624	24,497	298.5	265,702	53,429	397.3
Income tax expense	51,329	8,427	509.1	152,335	24,784	514.7
Income from continuing operations	$46,295	$16,070	188.1%	$113,367	$28,645	295.8%

Diluted net income per share, continuing operations	$0.77	$0.33	133.3%	$2.07	$0.59	250.8%

Diluted weighted average shares outstanding	59,978	48,644	23.3%	54,699	48,088	13.7%

Non-GAAP Measures:
Adjusted net income per share, continuing operations	$0.89	$0.48	85.4%	$2.47	$1.06	133.0%

EBITDA	$142,363	$68,287	108.5%	$398,118	$178,614	122.9%

Operating Statistics:
Medical care ratio (1)	89.3%	90.6%		88.9%	89.6%
Service revenue ratio (2)	72.7%	76.2%		70.4%	75.3%
General and administrative expense ratio (3)	8.0%	7.2%		8.1%	8.2%
Premium tax ratio (1)	2.8%	3.4%		2.9%	3.1%
Effective tax rate	52.6%	34.4%		57.3%	46.4%
Net profit margin, continuing operations (3)	1.3%	0.6%		1.1%	0.4%
____________

(1)	Medical care ratio represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.
(2) Service revenue ratio represents cost of service revenue as a percentage of service revenue.

(3)	Computed as a percentage of total revenue.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$46,299	$16,122	$113,395	$28,431
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	29,463	29,307	87,261	83,513
Interest expense	15,269	14,419	45,091	42,234
Income tax expense	51,332	8,439	152,371	24,436
EBITDA	$142,363	$68,287	$398,118	$178,614
The second of these non-GAAP measures is adjusted net income and adjusted net income per diluted share, continuing operations. The following table reconciles net income and net income per diluted share from continuing operations, which we believe to be the most comparable GAAP measures, to adjusted net income and adjusted net income per diluted share, continuing operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(In thousands, except per diluted share amounts)
Net income, continuing operations	$46,295	$0.77	$16,070	$0.33	$113,367	$2.07	$28,645	0.59
Adjustments, net of tax:
Amortization of convertible senior notes and lease financing obligations	4,672	0.08	4,246	0.09	13,924	0.25	12,723	0.26
Amortization of intangible assets	2,371	0.04	3,189	0.06	7,919	0.15	9,727	0.20
Adjusted net income, continuing operations (1)	$53,338	$0.89	$23,505	$0.48	$135,210	$2.47	$51,095	$1.06
__________________________

(1)
Beginning in the first quarter of 2015, we have revised the calculation of adjusted net income, continuing operations. We no longer subtract "depreciation, and amortization of capitalized software" and "share-based compensation" from net income, continuing operations to arrive at adjusted net income, continuing operations. We have made this change to better reflect the way in which we evaluate our financial performance, make financing and business decisions, and forecast and plan for future periods. All periods presented conform to this presentation.

Results of Operations, Continuing Operations
Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
Health Plans Segment
Premium Revenue
Premium revenue increased approximately 46% in the third quarter of 2015, compared with the third quarter of 2014, due to increased Medicaid expansion, integrated Medicare-Medicaid Plan and Marketplace enrollment, growth in our Illinois health plan, and the start-up of our Puerto Rico health plan earlier this year.
Medical Care Costs
In the third quarter of 2015, medical care costs as a percent of premium revenue decreased to 89.3% in the third quarter of 2015 from 90.6% in the third quarter of 2014. Medical margin increased 65% in the third quarter of 2015 over the third quarter of 2014.
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Three Months Ended September 30,
	2015			2014
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,224,141	$218.69	73.8%	$1,469,765	$206.43	70.1%
Pharmacy	417,721	41.07	13.9	337,150	47.35	16.1
Capitation	260,033	25.57	8.6	190,277	26.73	9.1
Direct delivery	30,226	2.97	1.0	24,863	3.49	1.1
Other	83,250	8.19	2.7	75,781	10.65	3.6
Total	$3,015,371	$296.49	100.0%	$2,097,836	$294.65	100.0%
The following table provides detailed fee-for-service medical claims data for the periods presented (dollars in thousands, except per-member amounts):

	Three Months Ended
	September 30,
	2015	2014
Days in claims payable, fee for service	49	50
Number of claims in inventory at end of period	408,100	315,900
Billed charges of claims in inventory at end of period	$908,200	$749,300
Claims in inventory per member at end of period	0.12	0.13
Billed charges of claims in inventory per member at end of period	$261.73	$311.69
Number of claims received during the period	10,405,100	7,062,100
Billed charges of claims received during the period	$12,012,000	$7,897,500
Individual Health Plan Analysis
California. Premium revenue grew to $523.8 million in the third quarter of 2015, from $384.1 million in the third quarter of 2014, the result of higher Medicaid expansion membership (up 60,000 members) and TANF and ABD membership (up 44,000 members), as well as the start-up of an MMP plan in the second quarter of 2014 (15,000 members at September 30, 2015). Overall, enrollment on a member-month basis increased 27% in the third quarter of 2015 compared with the third quarter of 2014. The medical care ratio decreased to 83.6% in the third quarter of 2015, from 85.2% in the third quarter of 2014, as a higher medical care ratio for the Medicaid expansion program was more than offset by lower medical care ratios for other programs.
Florida. Premium revenue grew to $300.0 million in the third quarter of 2015, from $106.3 million in the third quarter of 2014, due to increases in Marketplace membership in 2015. In addition, medical margin improved $32.6 million in the third quarter of 2015 compared with the third quarter of 2014. The medical care ratio decreased to 88.3% from 97.8% in the third quarter of 2014, due to the lower medical care ratio of the Marketplace membership more than offsetting an increased medical care ratio for the Medicaid program.

Illinois. Premium revenue grew to $106.1 million in the third quarter of 2015, from $34.5 million in the third quarter of 2014. The plan experienced significant growth in late 2014, primarily within the traditional TANF program, and to a lesser degree within the Medicaid expansion program. Additionally, the plan served its first MMP members in the first half of 2014. The medical care ratio for the plan increased to 94.3% in the third quarter of 2015, from 82.1% in the third quarter of 2014. The plan's higher medical care ratio in 2015 was the result of higher medical care ratios among the health plan's TANF and ABD membership, which was only partially offset by lower medical care ratios for MMP and Medicaid expansion members.
Michigan. Premium revenue grew $72.5 million, or 35%, in the third quarter of 2015 compared with the third quarter of 2014, due to the addition of Medicaid expansion members beginning in the second quarter of 2014, and the Medicaid contract acquisition which closed in the third quarter of 2015. The medical care ratio decreased to 83.8% in the third quarter of 2015, from 85.1% in the third quarter of 2014, primarily due to growth of the Medicaid expansion program which has a lower medical care ratio than the plan's traditional Medicaid business.
New Mexico. Premium revenue grew $13.7 million, or 5%, in the third quarter of 2015 compared with the third quarter of 2014, due to substantial increases in membership in the Medicaid expansion program. The medical care ratio decreased to 92.5% in the third quarter of 2015, from 93.5% in the third quarter of 2014, due to lower medical care ratios for the ABD programs, which more than offset an increase in the medical care ratio for the Medicaid expansion and TANF programs. The New Mexico health plan reduced revenue by approximately $20 million in the third quarter of 2015 to better align our interpretation of certain contractual provisions related to revenue for members added retroactively to the state’s interpretation of those provisions. Even after that adjustment, however, we estimate that, based upon our interpretation of the state’s proposed definition of retroactive membership, the amount we would owe for the period January 1, 2014 through September, 2015 would exceed our accrual for such liability at September 30, 2015 by between $15 million and $20 million.
Ohio. Premium revenue grew $55.7 million, or 12%, in the third quarter of 2015 compared with the third quarter of 2014, due to growth in membership within the Medicaid expansion, MMP, and ABD programs. The medical care ratio decreased to 85.5% in the third quarter of 2015, from 86.9% in the third quarter of 2014, primarily due to lower medical care ratios for the health plan’s Medicaid Expansion, MMP, and ABD membership, which were partially offset by a higher medical care ratio for its TANF membership.
Puerto Rico. The medical care ratio was 89.3% in the third quarter of 2015. The plan served its first members effective April 1, 2015.
South Carolina. The medical care ratio increased to 80.1% in the third quarter of 2015, from 78.0% in the third quarter of 2014.
Texas. Premium revenue grew $185.9 million, or 55%, in the third quarter of 2015 compared with the third quarter of 2014, primarily due to the addition of ABD members receiving nursing facility benefits effective March 1, 2015 and the start-up of the Texas MMP program on that same date. The medical care ratio for the Texas health plan increased to 94.1% in the third quarter of 2015, from 90.9% in the third quarter of 2014, primarily due to the addition of nursing facility benefits for ABD members and the startup of the MMP program. For a discussion of the plan's quality related revenue, refer to Individual Health Plan Analysis under "Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014," below.
Utah. The medical care ratio decreased to 90.5% in the third quarter of 2015, from 95.6% in the third quarter of 2014, due to improvement in the Medicaid medical care ratio and the addition of Marketplace membership which has a lower medical care ratio than the plan's traditional Medicaid business, which more than offset an increase to the medical care ratio for the health plan’s Medicare membership.
Washington. Premium revenue grew $118.9 million, or 42%, in the third quarter of 2015 compared with the third quarter of 2014, primarily due to growth in Medicaid expansion membership. The medical care ratio decreased to 92.9% in the third quarter of 2015, from 97.6% in the third quarter of 2014, due to lower medical care ratios for the Medicaid expansion and ABD programs, which more than offset an increase in the medical care ratio for the TANF program.
Wisconsin. Premium revenue grew $28.5 million, or 66%, in the third quarter of 2015 when compared with the third quarter of 2014 as a result of increased Marketplace enrollment. The medical care ratio decreased to 79.6% in the third quarter of 2015, from 88.8% in the third quarter of 2014. We believe that medical care ratios below 80% are not sustainable over time.

Operating Data
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan and program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Three Months Ended September 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,816	$523,798	$288.45	$437,785	$241.09	83.6%	$86,013
Florida	1,003	299,971	299.33	264,956	264.39	88.3	35,015
Illinois	306	106,089	347.34	100,063	327.61	94.3	6,026
Michigan	853	281,359	330.00	235,837	276.61	83.8	45,522
New Mexico	706	297,744	421.76	275,503	390.26	92.5	22,241
Ohio	1,024	510,135	498.36	436,045	425.98	85.5	74,090
Puerto Rico	1,057	180,783	170.91	161,511	152.69	89.3	19,272
South Carolina	322	85,115	264.37	68,178	211.76	80.1	16,937
Texas	791	523,342	661.69	492,617	622.84	94.1	30,725
Utah	307	84,921	276.72	76,876	250.50	90.5	8,045
Washington	1,679	399,791	238.03	371,439	221.14	92.9	28,352
Wisconsin	307	71,460	232.32	56,886	184.94	79.6	14,574
Other (3)	—	12,522	—	37,675	—	—	(25,153)
	10,171	$3,377,030	$332.05	$3,015,371	$296.49	89.3%	$361,659

	Three Months Ended September 30, 2014
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1,451	$384,147	$264.79	$327,389	$225.66	85.2%	$56,758
Florida	243	106,275	437.47	103,898	427.69	97.8	2,377
Illinois	38	34,514	906.78	28,333	744.41	82.1	6,181
Michigan	727	208,873	287.15	177,680	244.27	85.1	31,193
New Mexico	652	284,058	435.67	265,697	407.51	93.5	18,361
Ohio	994	454,410	457.17	395,098	397.49	86.9	59,312
South Carolina	355	95,455	268.97	74,489	209.89	78.0	20,966
Texas	748	337,430	451.24	306,577	409.98	90.9	30,853
Utah	250	78,703	315.04	75,270	301.30	95.6	3,433
Washington	1,410	280,883	199.18	274,213	194.45	97.6	6,670
Wisconsin	252	42,933	170.40	38,107	151.25	88.8	4,826
Other (3)	—	9,078	—	31,085	—	—	(22,007)
	7,120	$2,316,759	$325.40	$2,097,836	$294.65	90.6%	$218,923

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.

	Three Months Ended September 30, 2015 (1)
	Member Months(2)	Premium Revenue		Medical Care Costs		MCR(3)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	6,652	$1,138,673	$171.16	$1,070,109	$160.85	94.0%	$68,564
Medicaid Expansion	1,541	564,982	366.80	457,716	297.16	81.0	107,266
ABD	1,052	1,069,999	1,017.68	978,973	931.11	91.5	91,026
Marketplace	646	169,670	262.74	124,121	192.21	73.2	45,549
Medicare	123	123,255	1,002.50	114,394	930.43	92.8	8,861
MMP	157	310,451	1,975.10	270,058	1,718.13	87.0	40,393
	10,171	$3,377,030	$332.05	$3,015,371	$296.49	89.3%	$361,659
_____________

(1)	Three months ended September 30, 2014 data not presented due to lack of comparability.

(2)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(3)	"MCR" represents medical costs as a percentage of premium revenue.
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Service revenue before amortization	$47,551	$53,286
Amortization recorded as reduction of service revenue	—	(729)
Service revenue	47,551	52,557
Cost of service revenue	34,573	40,067
General and administrative costs	1,854	1,791
Amortization of customer relationship intangibles	170	794
Operating income	$10,954	$9,905

Operating income for our Molina Medicaid Solutions segment increased by $1.0 million in the third quarter of 2015, compared with the third quarter of 2014.

Results of Operations, Continuing Operations
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Health Plans Segment
Premium Revenue
Premium revenue increased approximately 50% in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, as a result of enrollment growth across all health plan programs.
Medical Care Costs
In the nine months ended September 30, 2015, medical care costs as a percent of premium revenue decreased to 88.9% from 89.6% during the nine months ended September 30, 2014. Medical margin increased 60% in the nine months ended September 30, 2015 over the nine months ended September 30, 2014.
The following table provides the details of consolidated medical care costs for the periods indicated (dollars in thousands except PMPM amounts):

	Nine Months Ended September 30,
	2015			2014
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$6,275,222	$217.63	73.1%	$4,028,863	$198.61	70.0%
Pharmacy	1,160,818	40.26	13.5	919,374	45.32	16.0
Capitation	724,715	25.13	8.5	536,533	26.45	9.3
Direct delivery	84,882	2.94	1.0	69,947	3.45	1.2
Other	335,052	11.62	3.9	199,076	9.81	3.5
Total	$8,580,689	$297.58	100.0%	$5,753,793	$283.64	100.0%
The following table provides detailed fee-for-service medical claims data for the periods presented (dollars in thousands, except per-member amounts):

	Nine Months Ended September 30,
	2015	2014
Days in claims payable, fee for service	49	50
Number of claims in inventory at end of period	408,100	315,900
Billed charges of claims in inventory at end of period	$908,200	$749,300
Claims in inventory per member at end of period	0.12	0.13
Billed charges of claims in inventory per member at end of period	$261.73	$311.69
Number of claims received during the period	29,084,100	19,703,300
Billed charges of claims received during the period	$33,517,100	$21,506,500
Individual Health Plan Analysis
California. Premium revenue grew $478.2 million, or 45%, in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, the result of higher membership, as described above. Overall, enrollment on a member-month basis increased 34% in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. Increased premium revenue was also driven by a 12% increase in premium revenue PMPM, which was the result of the higher relative premium revenue PMPM among those programs experiencing enrollment growth (Medicaid expansion and MMP); and the addition of long-term care benefits to some of the health plan's Medicaid membership. The medical care ratio increased to 87.7% in the nine months ended September 30, 2015, from 83.9% in the nine months ended September 30, 2014, as a lower medical care ratio for the ABD program was more than offset by higher medical care ratios for other programs.
Florida. Premium revenue grew to $868.3 million in the nine months ended September 30, 2015, from $312.9 million in the nine months ended September 30, 2014, due to increased Marketplace membership. The medical care ratio decreased to 87.9% in the nine months ended September 30, 2015, from 92.8% in the nine months ended September 30, 2014, due to the lower medical care ratio of the Marketplace membership more than offsetting an increase in the medical care ratio for the Medicaid program.

Illinois. Premium revenue grew to $312.0 million in the nine months ended September 30, 2015, from $68.9 million in the nine months ended September 30, 2014, due to significant membership growth in late 2014, as described above. The medical care ratio increased to 92.2% in the nine months ended September 30, 2015, from 91.8% in the nine months ended September 30, 2014.
Michigan. Premium revenue grew $170.7 million, or 30%, in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, due to increased Medicaid expansion membership and the startup of the MMP program. The medical care ratio of 84.0% for the nine months ended September 30, 2015, was essentially unchanged from the 83.9% reported for the nine months ended September 30, 2014.
New Mexico. Premium revenue grew $156.1 million, or 20%, in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, due to substantial increases in membership in all Medicaid programs. The medical care ratio of 90.4% in the nine months ended September 30, 2015, was comparable with the medical care ratio in the nine months ended September 30, 2014.
Ohio. Premium revenue grew $472.4 million, or 45%, in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, due to growth in membership within the Medicaid expansion, MMP, and ABD programs. The medical care ratio decreased to 83.5% in the nine months ended September 30, 2015, from 85.7% in the nine months ended September 30, 2014, due to lower medical care ratios in all Medicaid programs.
Puerto Rico. As previously disclosed, the plan began serving members on April 1, 2015. The plan's medical care ratio was 92.3% for the nine months ended September 30, 2015.
South Carolina. The medical care ratio decreased to 77.5% in the nine months ended September 30, 2015, from 86.6% in the nine months ended September 30, 2014. We believe that medical care ratios below 80% are not sustainable over time.
Texas. Premium revenue grew $439.0 million, or 45%, in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, primarily due to the addition of ABD members receiving nursing facility benefits effective March 1, 2015, and the start-up of the Texas MMP program on that date. The medical care ratio increased to 92.6% in the nine months ended September 30, 2015, from 91.7% in the nine months ended September 30, 2014.
As previously disclosed, we have deferred recognition of that portion of our quality related revenue in Texas that is based upon measures for which we do not have historical information, clear definitions, and clarity around minimum standards. Such revenue is estimated to be approximately $20 million for all of 2014 and $17 million for the nine months ended September 30, 2015. We have not recognized any of this revenue through September 30, 2015.
Utah. The financial performance of the plan was consistent between the nine months ended September 30, 2015, and the same period in 2014.
Washington. Premium revenue grew $244.6 million, or 26%, in the nine months ended September 30, 2015 when compared with the nine months ended September 30, 2014, primarily due to growth in Medicaid expansion membership. The medical care ratio decreased to 92.3% in the nine months ended September 30, 2015, from 93.2% in the nine months ended September 30, 2014, as a lower medical care ratio for members served under the ABD program more than offset a higher medical care ratio in the TANF and Medicaid expansion programs.
Wisconsin. Premium revenue grew $87.9 million, or 74%, in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 as a result of increased Marketplace enrollment. The medical care ratio decreased to 78.4% in the nine months ended September 30, 2015, from 84.5% in the nine months ended September 30, 2014. We believe that medical care ratios below 80% are not sustainable over time.

Operating Data
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by health plan and program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in thousands):

	Nine Months Ended September 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	5,256	$1,538,081	$292.64	$1,349,265	$256.71	87.7%	$188,816
Florida	2,953	868,259	294.05	763,251	258.49	87.9	105,008
Illinois	912	312,003	342.27	287,760	315.68	92.2	24,243
Michigan	2,382	738,390	310.01	620,540	260.53	84.0	117,850
New Mexico	2,080	933,208	448.75	843,473	405.60	90.4	89,735
Ohio	3,075	1,533,690	498.76	1,281,305	416.69	83.5	252,385
Puerto Rico	2,139	374,767	175.17	345,751	161.60	92.3	29,016
South Carolina	1,002	269,530	269.11	208,779	208.45	77.5	60,751
Texas	2,372	1,417,535	597.53	1,312,724	553.35	92.6	104,811
Utah	850	242,027	284.83	222,747	262.14	92.0	19,280
Washington	4,885	1,185,899	242.75	1,094,250	223.99	92.3	91,649
Wisconsin	929	206,334	221.97	161,735	173.99	78.4	44,599
Other (3)	—	32,331	—	89,109	—	—	(56,778)
	28,835	$9,652,054	$334.74	$8,580,689	$297.58	88.9%	$1,071,365

	Nine Months Ended September 30, 2014
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	4,040	$1,059,860	$262.34	$889,656	$220.21	83.9%	$170,204
Florida	742	312,864	421.80	290,224	391.28	92.8	22,640
Illinois	69	68,948	998.03	63,299	916.26	91.8	5,649
Michigan	2,077	567,706	273.28	476,392	229.33	83.9	91,314
New Mexico	1,818	777,120	427.55	702,257	386.36	90.4	74,863
Ohio	2,615	1,061,335	405.81	909,142	347.62	85.7	152,193
South Carolina	1,109	287,928	259.69	249,437	224.97	86.6	38,491
Texas	2,239	978,492	437.00	897,434	400.80	91.7	81,058
Utah	745	233,931	314.13	215,564	289.47	92.1	18,367
Washington	4,050	941,303	232.40	877,418	216.63	93.2	63,885
Wisconsin	782	118,386	151.48	100,059	128.03	84.5	18,327
Other (3)	—	16,365	—	82,911	—	—	(66,546)
	20,286	$6,424,238	$316.69	$5,753,793	$283.64	89.6%	$670,445

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.

	Nine Months Ended September 30, 2015 (1)
	Member Months(2)	Premium Revenue		Medical Care Costs		MCR(3)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	18,687	$3,279,989	$175.52	$3,030,424	$162.16	92.4%	$249,565
Medicaid Expansion	4,202	1,654,321	393.71	1,324,945	315.33	80.1	329,376
ABD	3,172	3,063,365	965.91	2,788,586	379.27	91.0	274,779
Marketplace	2,017	524,395	259.97	369,803	183.33	70.5	154,592
Medicare	387	396,727	1,026.00	383,399	991.53	96.6	13,328
MMP	370	733,257	1,981.40	683,532	1,847.03	93.2	49,725
	28,835	$9,652,054	$334.74	$8,580,689	$297.58	88.9%	$1,071,365
_____________

(1)	Nine months ended September 30, 2014, data not presented due to lack of comparability.

(2)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(3)	"MCR" represents medical costs as a percentage of premium revenue.
Molina Medicaid Solutions Segment
Performance of the Molina Medicaid Solutions segment was as follows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Service revenue before amortization	$147,713	$158,605
Amortization recorded as reduction of service revenue	(1,061)	(2,186)
Service revenue	146,652	156,419
Cost of service revenue	103,294	117,831
General and administrative costs	5,062	5,432
Amortization of customer relationship intangibles	509	2,562
Operating income	$37,787	$30,594

Operating income for our Molina Medicaid Solutions segment increased $7.2 million in the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014, primarily as a result of renegotiated and extended state contracts, various operational efficiencies, and decreased intangible amortization.
Consolidated Expenses
General and Administrative Expenses
General and administrative expenses as a percentage of total revenue (the "general and administrative expense ratio") increased to 8.0% in the third quarter of 2015, from 7.2% in the third quarter of 2014, primarily due to increased broker and exchange fees associated with the Marketplace program. The general and administrative expense ratio decreased slightly to 8.1% for the nine months ended September 30, 2015, compared with 8.2% for the nine months ended September 30, 2014, primarily the result of improved leverage of fixed administrative expenses over higher total revenue.
Premium Tax Expense
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.8% in the third quarter of 2015 compared with 3.4% in the third quarter of 2014, and 2.9% in the nine months ended September 30, 2015 compared with 3.1% in the nine months ended September 30, 2014.
Health Insurer Fee Revenue and Expenses
As noted above, from January 1, 2014 through June 30, 2015, we experienced varying degrees of success in securing formal commitments for the reimbursement of Medicaid related HIF and the associated tax gross up from our state partners. Consequently, we were not able to recognize as revenue such HIF reimbursement in full until the third quarter of 2015.
As of the third quarter of 2015, we have cumulatively recognized as revenue full reimbursement for Medicaid HIF and Medicaid HIF related tax effects for the period January 1, 2014 through September 30, 2015 across all of our health plans.

Health insurer fee revenue, as a percentage of premium revenue, increased to 2.4% in the third quarter of 2015 from 1.3% in the third quarter of 2014, and increased to 2.1% in the nine months ended September 30, 2015, from 1.1% in the nine months ended September 30, 2014. HIF revenue increased in 2015 compared with 2014 due to improved reimbursement of Medicaid-related HIF expenses in 2015.
Health insurer fee expenses, as a percentage of premium revenue, were 1.1% in the third quarter of 2015, compared with 1.0% in the third quarter of 2014, and 1.2% in the nine months ended September 30, 2015, compared with 1.0% in the nine months ended September 30, 2014.
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

	Three Months Ended September 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$22,079	0.6%	$19,910	0.8%
Amortization of intangible assets, continuing operations	3,764	0.1	4,332	0.2
Depreciation and amortization, continuing operations	25,843	0.7	24,242	1.0
Amortization recorded as reduction of service revenue	—	—	729	—
Amortization of capitalized software recorded as cost of service revenue	4,664	0.1	8,839	0.4
	$30,507	0.8%	$33,810	1.4%

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in thousands)
Depreciation, and amortization of capitalized software, continuing operations	$64,478	0.6%	$54,582	0.8%
Amortization of intangible assets, continuing operations	11,509	0.1	13,253	0.2
Depreciation and amortization, continuing operations	75,987	0.7	67,835	1.0
Amortization recorded as reduction of service revenue	1,061	—	2,186	—
Amortization of capitalized software recorded as cost of service revenue	15,535	0.2	29,443	0.4
Depreciation and amortization reported in the statement of cash flows	$92,583	0.9%	$99,464	1.4%
Interest Expense
Interest expense increased to $15.3 million for the third quarter of 2015, from $14.4 million for the third quarter of 2014. Interest expense increased to $45.1 million for the nine months ended September 30, 2015, from $42.2 million for the nine months ended September 30, 2014. The increase was due primarily to the issuance of the 1.625% Notes in the third quarter of 2014. For further details regarding convertible senior notes transactions, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 11, "Debt."
Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $7.4 million and $6.7 million for the three months ended September 30, 2015 and 2014, respectively, and $22.1 million and $20.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Income Taxes
The provision for income taxes in continuing operations was recorded at an effective rate of 52.6% for the third quarter of 2015, compared with 34.4% for the third quarter of 2014, and 57.3% for the nine months ended September 30, 2015 compared with 46.4% for the nine months ended September 30, 2014. The effective tax rate for 2015 is higher than 2014 primarily as a result of higher non-deductible HIF expenses in 2015, and our inability to record tax benefits for certain losses incurred at our Puerto Rico health plan, which commenced operations in 2015. The effective tax rate would have been approximately 60% for the third quarter of 2015 absent certain discrete tax benefits.
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
A majority of the assets held by our regulated subsidiaries is in the form of cash, cash equivalents, and investments. Cash in excess of the capital needs of our regulated health plans is generally paid to us in the form of dividends, when and as permitted by applicable regulations, for general corporate use. For the nine months ended September 30, 2015, we received dividends from subsidiaries amounting to $42 million. For the nine months ended September 30, 2014, the parent received no dividends from subsidiaries.
We generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board approved investment policies that conform to applicable state laws and regulations. Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of 10 years or less (excluding auction rate securities and variable rate securities, for which interest rates are periodically reset) and that the average maturity be three years or less. Professional portfolio managers operating under documented guidelines manage our investments. As of September 30, 2015, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities.
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
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Nine Months Ended September 30,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$905,786	$841,198	$64,588
Net cash used in investing activities	(665,075)	(261,280)	(403,795)
Net cash provided by financing activities	384,436	82,783	301,653
Net increase in cash and cash equivalents	$625,147	$662,701	$(37,554)

Operating Activities. Net cash provided by operating activities increased $64.6 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the following sources of cash:

•	Net income increased $85.0 million;

•	Accounts receivable provided $103.3 million, primarily due to collections of premiums receivable at our California health plan in the first quarter of 2015;

•
Amounts due government agencies provided $112.3 million, in connection with Health Plans segment membership growth in programs that contain medical cost floors or medical cost corridors. Under such programs, a portion of certain Medicaid, Medicare, and Marketplace premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs; and

•	Accounts payable and accrued liabilities provided $59.9 million, primarily due to increases in accruals for expenses associated with growth in our workforce.
The sources of cash were partially offset by the following uses of cash:

•
Medical claims and benefits payable were a use of $95.0 million, primarily because membership and related medical costs grew at a higher rate for the same period in 2014 than in 2015, resulting in a lower year-over-year change; and

•	Deferred revenue was a use of $197.5 million, primarily due to an advance premium payment received by our Washington health plan in September 2014, with no comparable activity in September 2015.
Investing Activities. Cash used in investing activities increased $403.8 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the investment of the net proceeds from our common stock offering in June 2015, as described below. In addition, net cash paid in business combinations increased $69.8 million, as described in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 4, "Business Combinations."
Financing Activities. Cash provided by financing activities increased $301.7 million year over year, primarily due to $373.2 million proceeds, net of issuance costs, from the June 2015 offering of 5.75 million shares of our common stock.
Financial Condition
On a consolidated basis, at September 30, 2015, working capital amounted to $1,049.2 million, compared with $1,070.6 million at December 31, 2014. We held cash and investments, including restricted investments, of $3,730.0 million and $2,665.9 million at September 30, 2015 and December 31, 2014, respectively.
Credit Facility Covenants. The $250 million revolving Credit Facility contains customary non-financial and financial covenants, including a minimum interest coverage ratio, a maximum net debt-to-EBITDA ratio, and minimum statutory net worth, as described in greater detail in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 11, "Debt." As of September 30, 2015, a $5 million letter of credit outstanding reduced borrowing available to $245 million, and no amounts were outstanding, under the Credit Facility. At September 30, 2015, we were in compliance with all financial covenants under the Credit Facility.
States' Budgets. As noted above, from time to time the states in which our health plans operate may delay premium payments. For example, the state of Illinois is currently operating without a budget for its fiscal year ending June 30, 2016. As of September 30, 2015, our Illinois health plan served approximately 101,000 members, and recognized premium revenue of approximately $312 million for the nine months ended September 30, 2015. As of October 23, 2015, Illinois is current with its premium payments through August 31, 2015, but has not paid us in full for September 2015.
In another example, the Commonwealth of Puerto Rico has reported that it may lack sufficient resources to fund all necessary governmental programs including healthcare-related programs, as well as meet its debt obligations for its fiscal year ending June 30, 2016. Our Puerto Rico health plan became operational on April 1, 2015. As of September 30, 2015, the plan served approximately 356,000 members and recognized premium revenue of approximately $181 million in the third quarter of 2015, or approximately $60 million per month. As of October 23, 2015, the Commonwealth continues to pay us weekly and is current with its payments.
It has been our practice in the past, and will remain so in the future, to continue to serve our members and pay health care providers for services rendered in circumstances where state (or Commonwealth) governments are temporarily unable to pay us, so long as we continue to believe that such state (or Commonwealth) governments will ultimately pay us.

Health Insurer Fee. Effective January 1, 2014, the ACA requires most health plans to pay a fee based on premium revenue (the Health Insurer Fee, or HIF). The HIF is not tax deductible. From January 1, 2014 through June 30, 2015, we experienced varying degrees of success in securing formal commitments for the reimbursement of Medicaid-related HIF and the associated tax gross up from our state partners. Consequently, we were not able to recognize as revenue such HIF reimbursement in full until the third quarter of 2015. As of the third quarter of 2015, however, we have been able to recognize as revenue full reimbursement for Medicaid HIF and Medicaid HIF related tax effects for the period January 1, 2014 through September 30, 2015 across all of our health plans. We do not believe that the failure to achieve full reimbursement of the HIF going forward represents a significant business risk.
The following table provides the details of our HIF revenue reimbursement by health plan as of September 30, 2015 (in thousands):

	HIF Reimbursement Revenue, Gross(1)
	Nine Months Ended September 30, 2015					Year Ending Dec. 31, 2015
	Recognized				Necessary for Full Reimbursement	Necessary for Full Reimbursement
	Q1 2015	Q2 2015	Q3 2015	Total
2015 HIF:
California	$—	$17,258	$5,925	$23,183	$23,183	$30,910
Florida	2,027	2,042	2,056	6,125	6,125	8,167
Illinois	965	973	922	2,860	2,860	3,814
Michigan	—	—	20,735	20,735	20,735	27,646
New Mexico	7,539	7,597	7,647	22,783	22,783	30,377
Ohio	11,936	12,027	12,105	36,068	36,068	48,091
South Carolina	3,053	3,077	3,097	9,227	9,227	12,303
Texas	5,839	5,884	5,922	17,645	17,645	23,527
Utah	—	—	4,467	4,467	4,467	5,956
Washington	10,951	10,963	5,721	27,635	27,635	36,847
Wisconsin	1,126	1,135	1,142	3,403	3,403	4,537
Subtotal, Medicaid	43,436	60,956	69,739	174,131	174,131	232,175
Marketplace	398	400	402	1,200	1,200	1,601
Medicare	5,702	3,652	4,711	14,065	14,065	18,754
	49,536	65,008	74,852	189,396	$189,396	$252,530
2014 HIF:
California	—	11,616	—	11,616
Michigan	—	—	6,797	6,797
Utah	—	—	1,286	1,286
	$49,536	$76,624	$82,935	$209,095

Recognized in:
Health insurer fee revenue	$47,948	$73,890	81,158	$202,996
Premium tax revenue	1,588	2,734	1,777	6,099
	$49,536	$76,624	$82,935	$209,095
____________________

(1)	Amounts in the table include our estimate of the full economic impact of the HIF including the premium tax and income tax effect.
Convertible Senior Notes Classification. As described in Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 11, "Debt," our 1.125% Notes met the stock price trigger in the quarter ended September 30, 2015, and are convertible to cash through at least December 31, 2015. Because the 1.125% Notes may be converted into cash within 12 months, the $450.3 million carrying amount is reported in current portion of long-term debt as of September 30, 2015, which resulted in decreased working capital as of September 30, 2015. We believe that the amount of the 1.125% Notes that may be converted over the next twelve months, if any, will be insignificant. For more information, refer to Part II, Item 1A of this Form 10-Q, "Risk Factors."

We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
Future Sources and Uses of Liquidity
In Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 4, "Business Combinations," we describe two Medicaid contract acquisitions in Florida and Michigan that closed in the third quarter of 2015 for total consideration of approximately $69 million. We have also entered into agreements to acquire Medicaid contracts that we expect to add approximately 180,000 additional members within the next six months to our health plans in Florida and Illinois. In addition, we have entered into an agreement to acquire a behavioral and mental health services provider for approximately $200 million, which we expect to close in the fourth quarter of 2015. The aggregate amount we expect to spend for the acquisitions that have been announced but not yet closed as of October 29, 2015, is approximately $309 million.
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
Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2014, was disclosed in our 2014 Annual Report on Form 10-K. There were no material changes to this previously filed information outside the ordinary course of business during the nine months ended September 30, 2015. For further discussion and maturities of our long-term debt, refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 11, "Debt."
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

•
Health Plans segment contractual provisions that may adjust or limit revenue or profit. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the third quarter of 2015 in connection with such contractual provisions.

•
Health Plans segment Marketplace premium stabilization programs. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the third quarter of 2015 in connection with such premium stabilization programs.

•
Health Plans segment quality incentives. Refer to Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the third quarter of 2015 in connection with such quality incentives.

•
Molina Medicaid Solutions segment revenue and cost recognition. Refer to Part II, Item 8 of our 2014 Form 10-K, Notes to Consolidated Financial Statements, in Note 2, "Significant Accounting Policies," for a discussion of Molina Medicaid Solutions' service revenue and cost of service revenue recognition.

There have been no significant changes during the nine months ended September 30, 2015, to the items that we disclosed as our critical accounting estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
A description of our legal proceedings is included in and incorporated by reference to Note 15 of the Notes to the Consolidated Financial Statements contained in Part I, Item 1 of this report.
Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below, which supplement and should be read together with the risk factors, discussed in Part I, Item 1A – Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A - Risk Factors, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. The risk factors described herein, in our 2014 Annual Report on Form 10-K and our June 30, 2015 Quarterly Report on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
Centene's acquisition of Health Net could affect the Los Angeles county subcontract of our California health plan.
Our California health plan operates in Los Angeles County, California as a subcontractor to Health Net, which holds a direct Medi-Cal contract with the state of California. Health Net has entered into a merger agreement with Centene Corporation, with the merger expected to close in early 2016. We currently do not expect there to be any material change to our Los Angeles county subcontract in connection with Centene's acquisition of Health Net. However, if Centene seeks to modify our subcontract or otherwise refuses to perform under the contract, our business, financial condition, cash flows, or results of operations may be adversely affected.
Our management of a portion of a hospital owned by College Health Enterprises in Long Beach, California has generated, and could continue to generate, losses.
Our subsidiary, Molina Hospital Management, Inc. (MHM), manages a portion of a hospital owned by College Health Enterprises (College) in Long Beach, California pursuant to the terms of a Management Services Agreement dated as of August 30, 2013 (the MSA) by and between MHM and CHLB, LLC, an affiliate of College. MHM's management services pursuant to the MSA have generated a financial loss each month since the inception of this arrangement, and could continue to generate losses.
On August 27, 2015, MHM delivered to College a notice of immediate termination for cause of the MSA by reason of alleged material breaches by CHLB, LLC of various duties, obligations, and covenants in the MSA. On September 8, 2015, College notified us that it disputes the validity of our notice of termination in its entirety and, if the parties are unable to resolve their differences, College will commence binding arbitration. Subsequent to September 8, 2015, the parties engaged in extensive discussions regarding the issues presented, and additional discussions between the parties are anticipated. If the parties are unable to resolve this matter, the dispute will likely proceed to arbitration. The MSA provides that it may not be terminated until there has been a final determination that such termination was proper in accordance with the dispute resolution procedures provided for in the MSA. Until receipt of such final determination, the MSA provides that it shall remain in full force and effect, and thus prior to such final determination both parties are required to continue to perform under the MSA, and MHM would likely continue to generate losses under the MSA.
In addition to its rights with regard to termination for breach, MHM has the right to terminate the MSA without cause. However, termination without cause would trigger an obligation to pay CHLB, LLC all amounts due under the remaining eight-year term of the MSA, discounted to present value, as well as certain contract run-out costs (totaling between $30 million and $40 million).
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
The extreme financial difficulties faced by the Commonwealth may make it impossible for ASES, the Puerto Rico Medicaid agency, to pay our Puerto Rico health plan under the terms of the parties’ Medicaid contract. As of September 30, 2015, our

Puerto Rico health plan served approximately 356,000 members, and had recognized premium revenue of approximately $181 million in the third quarter of 2015, or approximately $60 million per month. A default by ASES on its payment obligations under our Medicaid contract, or a determination by ASES to terminate our contract based on insufficient funds available, could result in our having paid, or in our having to pay, provider claims in amounts for which we are not paid reimbursement, and could make it unfeasible for the Puerto Rico health plan to continue to operate. A default by ASES or termination of our Puerto Rico Medicaid contract could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
We may not have the funds necessary to pay the amounts due upon conversion or required repurchase of our outstanding notes, and our indebtedness may contain limitations on our ability to pay the amounts due upon conversion or required repurchase.
In February 2013, we issued $550.0 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020, unless earlier repurchased or converted. We refer to these notes as our 1.125% Notes. In September 2014, we issued $301.6 million aggregate principal amount of 1.625% convertible senior notes due August 14, 2044, unless earlier repurchased, redeemed, or converted. We refer to these notes as our 1.625% Notes. As of September 30, 2015, the aggregate outstanding principal amount of our 1.125% Notes and our 1.625% Notes was $550.0 million and $301.6 million, respectively. Both our 1.125% Notes and our 1.625% Notes are convertible into cash prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger. The 1.125% Notes met the stock price trigger in the quarter ended September 30, 2015, and are convertible to cash through at least December 31, 2015. Because the 1.125% Notes may be converted into cash within 12 months, the $450.3 million carrying amount is reported in current portion of long-term debt as of September 30, 2015. In addition, holders of our 1.625% Notes may convert their notes into cash during any calendar quarter (and only during such calendar quarter) if the last reported sales price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $75.51 per share. The last reported sale price of our common stock as reported on the New York Stock Exchange on October 28, 2015 was $67.80 per share. As of September 30, 2015, our 1.625% Notes were not convertible. If conversion requests are received, the settlement of the notes must be paid primarily in cash pursuant to the terms of the relevant indentures.
For economic reasons related to the trading market for our 1.125% Notes, we believe that the amount of the notes that may be converted over the next twelve months, if any, will not be significant. However, if the trading market for our 1.125% Notes becomes closed or restricted due to market turmoil or other reasons such that the notes cannot be traded, or if the trading price of our 1.125% Notes, which normally trade at a marginal premium to the underlying composite stock-and-interest economic value, no longer includes that marginal premium, holders of our 1.125% Notes may elect to convert the notes to cash. As of September 30, 2015, we had sufficient available cash, combined with borrowing capacity available under our Credit Facility, to fund such conversions.
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
There are performance risks related to medical cost expenditure floors and corridors, administrative cost and profit ceilings, premium stabilization programs, cost plus reimbursement and performance based revenue associated with a large portion of our premium revenues.
Approximately 85% of our premium revenue is subject to contract provisions pertaining to medical cost floors and corridors, administrative cost and profit ceilings, cost plus reimbursement, premium stabilization programs and profit-sharing arrangements. Many of these provisions are poorly defined and subject to differing interpretations between the contracting parties. In the event the applicable government agency disagrees with our interpretation or application of the sometimes complicated contract provisions at issue, we could be required to adjust the amount of our obligations under these provisions and/or make a payment or payments to the government agency. Any interpretation or application of these provisions at variance with our interpretation, or inconsistent with our revenue recognition accounting treatment, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Many of our contracts also contain provisions pertaining to at-risk premiums that require us to meet certain quality performance measures to earn all of our contract revenues. In the event we are unsuccessful in achieving the stated performance measure, we will be unable to recognize the revenue associated with that measure. Any failure of our health plans to satisfy one of these performance measure provisions could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2015 was as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 - July 31	—	$—	—	$50,000,000
August 1 - August 31	881	$75.43	—	$50,000,000
September 1 - September 30	329	$72.67	—	$50,000,000
Total	1,210	$74.68	—

(a)	During the three months ended September 30, 2015, we withheld 1,210 shares of common stock under our 2011 Equity Incentive Plan to settle our employees' income tax obligations.

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

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 29, 2015	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	October 29, 2015	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Title

2.1
Membership Interest Purchase Agreement, dated as of September 3, 2015, by and among The Providence Service Corporation, Ross Innovative Employment Solutions Corp., and Molina Healthcare, Inc. Filed as Exhibit 2.1 to registrant’s Form 8-K filed September 8, 2015.

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