Form 10-K
period 2015-12-31
MOLINA HEALTHCARE INC
filed 2016-02-26
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of our most recently completed second fiscal quarter, was approximately $2,823.5 million (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2015).
As of February 23, 2016, approximately 56,199,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on April 27, 2016, are incorporated by reference into Part III of this Form 10-K.

Molina Healthcare, Inc.
Form 10-K
For the Year Ended December 31, 2015

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

PART I
Item 1: Business
OVERVIEW
Our Vision and Mission
Molina Healthcare, Inc. offers cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program.We envision a future where everyone receives quality health care, and our mission is to provide quality health care to people receiving government assistance. To execute on our vision and mission, we dedicate ourselves to the following core values:

•	Caring - We care about those we serve and advocate on their behalf.

•	Enthusiasm - We enthusiastically address problems and seek creative solutions.

•	Respect - We respect each other and value ethical business practices.

•	Focus - We focus on our mission.

•	Thrift - We are careful with scarce resources.

•	Accountability - We are personally accountable for our actions and collaborate to get results.

•	Feedback - We strive to improve the organization and achieve meaningful change through feedback and coaching.
Our Strategy
The primary objectives of our strategy over the past 35 years have been to grow and diversify our revenue; sustain our mission by being profitable; and to always remain focused on providing access to high quality healthcare for our members.
According to the U.S. Department of Health and Human Services (HHS), by late 2015 nearly 18 million people nationally gained health insurance by signing up for Medicaid or the Health Insurance Marketplace (Marketplace), since several of the Affordable Care Act's coverage provisions took effect. The uninsured rate has fallen from a high of 18% to nearly 11%; the lowest uninsured rate in 50 years according to an ongoing study by the Centers for Disease Control and Prevention. We have participated in this trend by enrolling approximately 1.6 million members since January 2014, including more than a half million Medicaid expansion members and 205,000 low-income Marketplace members. In total, as of December 31, 2015, our health plans served over 3.5 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals.

Beyond growing the number of members we serve, we believe our most important contribution lies in our commitment to provide access to quality health care for our members. To that end, we have set about expanding and deepening the care capabilities that we provide, focusing on quality outcomes, care integration, and measurable results. For example, the National Committee for Quality Assurance (NCQA) has accredited nine of our 12 Medicaid managed care plans. Our newer Illinois and South Carolina health plans are preparing for NCQA accreditation review in 2016. Our Puerto Rico health plan, which began serving members in 2015, will seek NCQA accreditation as soon as it is eligible to do so. We believe that these objective measures of the quality of the services we provide are increasingly important to state Medicaid agencies.
In addition, as states continue to seek cost-effective strategies to manage the care of individuals with more complex healthcare and behavioral needs, we believe that the movement toward the integration of behavioral health and medical care will continue.
Our growth strategy has four components:

•	Growth and retention in our existing markets;

•	Expansion into new geographies;

•	Transitioning members and benefits from fee for service to managed care; and

•	Developing and acquiring new products and capabilities.
Significant accomplishments in support of our strategic growth initiatives during 2015 and early 2016 included:

•	Growth and retention in our existing markets.

◦
We retained and grew existing business with our re-procurement wins in Michigan and Washington. Our new contract in Michigan expanded our service area across all of the Lower Peninsula, spanning an additional 18 counties. The Washington win, along with the acquisition described below, strengthens our position in the southwestern region of that state.

◦	Our Florida and Michigan health plans acquired Medicaid contracts which added approximately 192,000 new members in 2015.

◦	We have announced and/or closed on Medicaid contract acquisitions in Illinois, Michigan and Washington that we expect to add approximately 257,000 new members in the first quarter of 2016.

◦	Our Marketplace enrollment grew from approximately 15,000 members in 2014, to over 200,000 members as of December 31, 2015.

◦	Molina Medicaid Solutions entered into a 10-year contract with the state of New Jersey to design and operate that state's new Medicaid management information system (MMIS).

•
Expansion into new geographies. Our Puerto Rico health plan began serving its first members in April 2015. As of December 31, 2015, our Puerto Rico plan enrollment amounted to approximately 348,000 members.

•
Transitioning members and benefits from fee for service to managed care. In 2015, we saw strong growth in our Medicare-Medicaid Plan (MMP) and Aged, Blind or Disabled (ABD) programs. While smaller programs in total membership, they translate to strong revenue growth because these members bring much higher premiums when compared with our other members, including those in the Temporary Assistance for Needy Families, Medicaid expansion and Marketplace programs.

•
Developing and acquiring new products and capabilities. We acquired Pathways Health and Community Support LLC (Pathways), formerly known as Providence Human Services, LLC, a division of The Providence Service Corporation. Pathways is one of the largest national providers of accessible, outcome-based behavioral/mental health and social services with operations in 23 states and the District of Columbia. We believe this acquisition will complement our Health Plans segment services with behavioral health and other services that focus on social determinants of health, as we increasingly arrange for healthcare services for members with complex needs.

Finally, to support our future growth initiatives, in 2015 we raised approximately $1.1 billion under debt and equity financing transactions, and supplemented our financing resources under a new unsecured $250 million revolving credit facility.
Our Strengths
From a strategic perspective, we believe our organizational structure allows us to participate in an expanding sector of the economy and continue our mission to provide quality health care to people receiving government assistance. Our approach to our business is based on the following strengths:
Flexible Health Services Portfolio. We offer a comprehensive suite of Medicaid services, ranging from quality care, disease management, cost management, and direct delivery of health care services, to state-level Medicaid management information systems (MMIS) administration through our Molina Medicaid Solutions segment. Our health plan care delivery systems are diverse and readily adaptable to different markets and changing conditions. We arrange health care services with a variety of providers, including independent physicians and medical groups, hospitals, ancillary providers, and our own clinics. Our systems support multiple types of contract models. Our provider networks are well-suited, based on medical specialty, member proximity, and cultural sensitivity, to provide services to our members. We believe that our Molina Medicaid Solutions platform, which is based on commercial off-the-shelf technology, has the flexibility to meet a wide variety of state Medicaid administrative needs in a timely and cost-effective manner.
Focus on People Receiving Government Assistance. Our experience over more than 35 years has allowed us to develop strong relationships with the constituents we serve, establish significant expertise as a government contractor, and develop sophisticated disease management, care coordination and health education programs that address the particular health care needs of our members. We also benefit from a thorough understanding of the cultural and linguistic needs of Medicaid populations.
Scalable Administrative Infrastructure. Our operations share common systems platforms, which allow for economies of scale and common experience in meeting the needs of state Medicaid programs. We have centralized and standardized various functions and practices to increase administrative efficiency. In addition, we have designed our administrative and operational infrastructure to be scalable for cost-effective expansion into new and existing markets.
Consistent Medicaid National Brand. Since the founding of our company in 1980 to serve the Medicaid population in southern California through a small network of primary care clinics, we have increased our Health Plans membership to 3.5 million members as of December 31, 2015, added Molina Medicaid Solutions, and introduced new capabilities with the acquisition of Pathways.
Seasoned Management Team. Dr. C. David Molina founded our company in 1980 as a provider organization serving the Medicaid population in Southern California. Today, we remain a provider-focused company led by his son, Dr. J. Mario Molina, whose tenure with Molina is over 19 years. The rest of our named executive officers have been with Molina for periods ranging from 10 years to 20 years. We believe that this extensive experience allows senior management to take a longer-term view of our operations, while maintaining consistency.
Unique Culture. We believe that we are unique culturally because of our employees' dedication to our core values and our mission. Many of our employees seek to work here—and continue to work here—because of our shared belief that we envision a future where everyone receives quality healthcare.
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

The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage (FMAP). A state’s FMAP is calculated annually and varies inversely with average personal income in the state. The average FMAP across all jurisdictions is currently about 59%, and ranges from a federally established FMAP floor of 50% to as high as 74%.
The most common state-administered Medicaid program is the Temporary Assistance for Needy Families program (TANF), which covers primarily low-income mothers and children. In states that have elected to participate, Medicaid expansion provides eligibility to nearly all low-income people under age 65 with incomes at or below 138% of the federal poverty line. Another common state-administered Medicaid program is for ABD Medicaid beneficiaries, which covers low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries represent a growing portion of all Medicaid recipients, and typically use more services because of their critical health issues. Additionally, the Children's Health Insurance Program (CHIP) is a joint federal and state matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage. States have the option of administering CHIP through their Medicaid programs.
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
Medicare
Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical insurance, and prescription drug benefits. Medicare is funded by Congress, and administered by the Centers for Medicare and Medicaid Services (CMS). Medicare beneficiaries may enroll in a Medicare Advantage plan, under which managed care plans contract with CMS to provide benefits that are comparable to original Medicare. Such benefits are provided in exchange for a fixed per-member per-month (PMPM) premium payment that varies based on the county in which a member resides, the demographics of the member, and the member’s health condition.
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
Molina Medicaid Solutions competes with large MMIS vendors, such as HP Enterprise Services, ACS (owned by Xerox Corporation), Computer Services Corporation, and CNSI.

BUSINESS OPERATIONS
Our Structure
We currently manage our operations through three reportable segments: the Health Plans segment, the Molina Medicaid Solutions segment, and Other, which includes our recent Pathways acquisition described above. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, acquisition activity and changing laws and regulations. Therefore, these reportable segments may change in the future.
We derive our revenues primarily from health insurance premiums. Refer to Part II, Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies," and Note 20, "Segment Information," for revenue information by state health plan, and segment revenue, profit and total asset information, respectively.
Health Plans. The Health Plans segment consists of operational health plans in 11 states and the Commonwealth of Puerto Rico, and our direct delivery business. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate health plans. Our Health Plans segment operates in a highly regulated environment, with stringent minimum capitalization requirements that limit the ability of our health plan subsidiaries to pay dividends to us. As of December 31, 2015, the components of our membership by program, are indicated in the following chart.

Molina Medicaid Solutions. The Molina Medicaid Solutions segment provides design, development, implementation (DDI), and business process outsourcing (BPO) solutions to state governments for their Medicaid management information systems. MMIS is a core tool used to support the administration of state Medicaid and other health care entitlement programs. Molina Medicaid Solutions currently holds MMIS contracts with the states of Idaho, Louisiana, Maine, New Jersey, and West Virginia; the U.S. Virgin Islands; and a contract to provide pharmacy rebate administration services for the Florida Medicaid program. The Molina Medicaid Solutions segment supports state Medicaid agency administrative needs, reduces the variability in our earnings resulting from fluctuations in medical care costs, improves our operating profit margin percentages, and improves our cash flow by adding a business for which there are no restrictions on dividend payments.
Other. Our Other segment includes other businesses, such as our Pathways behavioral health and social services provider, that do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to other reportable segments.
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
Marketplace. For our Marketplace plans, we develop premium rates during early spring each year for policies effective January 1st of the following year. We develop our premium rates based on our estimates of projected member utilization, medical unit costs, member risk acuity, and administrative costs, with the intent of realizing a target pretax percentage profit margin. Our actuaries certify the actuarial soundness of Marketplace premiums in the rate filings submitted to the various state and federal authorities for approval.
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
Direct Delivery. The clinics we operate are located in neighborhoods where our members live, and provide us a first-hand opportunity to understand the special needs of our members. The clinics we operate assist us in developing and implementing community education, disease management, and other programs. Direct clinic management experience also enables us to better understand the needs of our contracted providers.
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
Centralized Management Services. We provide certain centralized medical and administrative services to our health plans pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems, and human resources services. Fees for such services are based on the fair market value of services rendered. Payment is subordinated to the health plan’s ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate.
Compliance. Our health plans have established high standards of ethical conduct. Our compliance programs are modeled after the compliance guidance statements published by the Office of the Inspector General of the HHS. Our uniform approach to compliance makes it easier for our health plans to share information and practices and reduces the potential for compliance errors and any associated liability.

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
Molina Medicaid Solutions. We continually monitor the status of various states' legacy MMIS capabilities and contracts to determine whether Molina Medicaid Solutions’ value proposition and core strengths will address a state’s MMIS goals. Once an RFP with a Medicaid agency is won, our Molina Medicaid Solutions contracts may extend over a number of years, particularly in circumstances where we deliver extensive and complex DDI services, such as the initial design, development and implementation of a complete MMIS. For example, the initial term of our most recently implemented Molina Medicaid Solutions contract in New Jersey is 10 years in total, consisting of 2.5 years allocated for the delivery of DDI services, followed by 7.5 years for the performance of BPO services. In most of these engagements option years are offered which span 2-3 years. The terms of some of our other established Molina Medicaid Solutions contracts—which primarily involve the delivery of BPO services with only minimal DDI activity (consisting of system enhancements)—are shorter in duration than our more recent contracts.
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
Other. Substantially all of Pathways' revenue is derived from contracts with state or local government agencies and government intermediaries, the majority of which are negotiated fee-for-service arrangements. A significant number of these contracts allow the payer to terminate the contract immediately for cause, such as for our failure to meet our contract obligations. Additionally, these contracts typically permit the payer to terminate the contract at any time prior to its stated expiration date without cause, at will and without penalty to the payer, either upon the expiration of a short notice period, typically 30 days, or immediately, in the event federal or state appropriations supporting the programs serviced by the contract are reduced or eliminated.
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
States’ Risk-Based Capital Requirements. Our health plans are required to file quarterly and annual reports of their operating results with the appropriate state regulatory agencies. These reports are accessible for public viewing. Each health plan undergoes periodic examinations and reviews by the state in which it operates. The health plans generally must obtain approval from the state before declaring dividends in excess of certain thresholds. Each health plan must maintain its net worth at an amount determined by statute or regulation. The minimum statutory net worth requirements differ by state, and are generally based on statutory minimum risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners (NAIC) and are administered by the states. All of our state health plans are subject to RBC requirements, except California and Florida. Any acquisition of another plan’s members or its state contracts must also be approved by the state, and our ability to invest in certain financial securities may be prescribed by statute. For further information regarding RBC requirements, refer to Part II, Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 19, "Commitments and Contingencies."
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

Federal and State Self-Referral Prohibitions. We may be subject to federal and state statutes banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Section 1877 of the Social Security Act, also known as the "Stark Law," prohibits physicians from making a "referral" for "designated health services" for Medicare (and in many cases Medicaid) patients from entities or facilities in which such physicians directly or indirectly hold a "financial relationship." A financial relationship can take the form of a direct or indirect ownership, investment or compensation arrangement. A referral includes the request by a physician for, or ordering of, or the certifying or re-certifying the need for, any designated health services.
Certain services that we provide may be identified as "designated health services" for purposes of the Stark Law. We cannot provide assurance that future regulatory changes will not result in other services we provide becoming subject to the Stark Law’s ownership, investment or compensation prohibitions in the future.
Many states, including some states where we do business, have adopted similar or broader prohibitions against payments that are intended to induce referrals of clients. Moreover, many states where we operate have laws similar to the Stark Law prohibiting physician self-referrals. We contract with a significant number of human services providers and practitioners, including therapists, physicians and psychiatrists, and arrange for these individuals or entities to provide services to our clients. While we believe that these contracts are in compliance with the Stark Law, no assurance can be made that such contracts will not be considered in violation of the Stark Law.
For-profit ownership. Certain of the agencies for which we provide services restrict our ability to contract directly as a for-profit organization. Instead, these agencies contract directly with a not-for-profit organization and in certain cases we negotiate to provide administrative and management services to the not-for-profit providers. The extent to which other agencies impose such requirements may affect our ability to continue to provide the full range of services that we provide or limit the organizations with which we can contract directly to provide services.
Corporate practice of medicine and fee splitting. Some states in which we operate prohibit general business entities, such as us, from "practicing medicine," which definition varies from state to state and can include employing physicians, professional therapists and other mental health professionals, as well as engaging in fee-splitting arrangements with these health care providers. Among other things, we currently contract with professional therapists to provide intensive home based counseling and with nurse practitioners to perform comprehensive health assessments. We believe that we have structured our operations appropriately, however, we could be alleged or found to be in violation of some or all of these laws. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties, fines, certain license requirements or other measures. Any determination that we have acted improperly in this regard may result in liability to us. In addition, agreements between the corporation and the professional may be considered void and unenforceable.
Professional licensure and other requirements. Many of our employees are subject to federal and state laws and regulations governing the ethics and practice of their professions. In addition, professionals who are eligible to participate in Medicare and Medicaid as individual providers must not have been excluded from participation in government programs at any time. Our ability to provide services depends upon the ability of our personnel to meet individual licensure and other requirements.

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
Employees
As of December 31, 2015, we had approximately 21,000 employees. Our employee base is multicultural and reflects the diverse membership we serve. We believe we have good relations with our employees. None of our employees is represented by a union.
Available Information
Molina Healthcare, Inc. is a C corporation under Delaware law incorporated in 2002. Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666.
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

Name	Age	Position
J. Mario Molina, M.D.	57	President and Chief Executive Officer
John C. Molina, J.D.	51	Chief Financial Officer
Terry P. Bayer	65	Chief Operating Officer
Joseph W. White	57	Chief Accounting Officer
Jeff D. Barlow	53	Chief Legal Officer and Corporate Secretary
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
Risks Related to Our Health Plans Segment
Numerous risks associated with the Affordable Care Act and its implementation, and changes to health care regulatory laws, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
In March 2010, President Obama signed both the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the Affordable Care Act, or ACA). The ACA enacted comprehensive changes to the U.S. health care system, elements of which have been phased in at various stages over the past several years. The most significant changes effected by the ACA were implemented as of January 1, 2014. There are a multitude of risks associated with the scope of change in the health care system represented by the ACA, including, but not limited to, the following:

•
Risks associated with the duals expansion. Nine million low-income elderly and disabled people are covered under both the Medicare and Medicaid programs. These beneficiaries are more likely than other Medicare beneficiaries to be frail, live with multiple chronic conditions, and have functional and cognitive impairments. Medicare is their primary source of health insurance coverage, as it is for the nearly 50 million elderly and under-65 disabled beneficiaries in 2012. Medicaid supplements Medicare by paying for services not covered by Medicare, such as dental care and long-term care services and support, and by helping to cover Medicare’s premiums and cost-sharing requirements. Together, these two programs help to shield very low-income Medicare beneficiaries from potentially unaffordable out-of-pocket medical and long-term care costs. To coordinate care for those who qualify to receive both Medicare and Medicaid services (the "dual eligible"), and to deliver services to these individuals in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). We operate MMPs in six states. Our MMPs in California, Illinois, and Ohio offered coverage beginning in 2014; our MMPs in South Carolina and Texas offered coverage beginning in the first quarter of 2015; and our MMP in Michigan offered coverage beginning in the second quarter of 2015. At December 31, 2015, our membership included approximately 51,000 integrated MMP members.

There are numerous risks associated with the initial implementation of a new program, with a health plan’s expansion into a new service area, and with the provision of medical services to a new population which has not previously been in managed care. One such risk is the development of actuarially sound rates. Because there is limited historical information on which to develop rates, certain assumptions are required to be made which may subsequently prove to have been inaccurate. Rates of utilization could be significantly higher than had been projected, or the assumptions of policymakers about the amount of savings that could be achieved through the use of utilization management in managed care could be flawed. Moreover, because of our lack of actuarial experience for that program, region, or population, our reserve levels may be set at an inadequate level. For instance, these problems arose at our Texas health plan in 2012, leading to extremely elevated medical care costs and substantial losses at the health plan. All of these risks are present in the implementation of the duals demonstration programs. In the event these risks materialize at one or more of our health plans, the negative results of the health plan or plans could adversely affect our business, financial condition, cash flows, or results of operations.

•
Risks associated with Medicaid expansion. In the states that have elected to participate, the ACA provides for the expansion of the Medicaid program to offer eligibility to nearly all low-income people under age 65 with incomes at or below 138% of the federal poverty line. Medicaid expansion membership phased in beginning January 1, 2014. Since that date, our health plans in California, Illinois, Michigan, New Mexico, Ohio, and Washington have participated in Medicaid expansion. At December 31, 2015, our membership included approximately 557,000 Medicaid expansion members, or 16% of total membership. The new enrollees in our health plans represent a population that is different from the population of Medicaid enrollees we have historically managed. All of the risk factors described above with regard to the duals demonstration programs apply equally to Medicaid expansion.

•
Risks associated with health insurance marketplaces. The ACA authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase health insurance that is federally subsidized, effective January 1, 2014. We participate in the Marketplace in all of the states in which we operate, except Illinois, Puerto Rico and South Carolina. At December 31, 2015, our membership included approximately 205,000 Marketplace members, with approximately 133,000, or 65%, of those members in Florida. All of the risk factors described above with regard to the duals demonstration programs apply equally to our participation in the insurance marketplaces.

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

Changes to health care regulatory laws under the ACA, including the recently proposed Medicaid managed care rule, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care cost ratio, meaning our medical care costs as a percentage of our premium revenue net of premium tax, has fluctuated substantially, and has also varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care cost ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio, continuing operations of 89.1%, for the year ended December 31, 2015 had been one percentage point higher, or 90.1%, our net income from continuing operations for the year ended December 31, 2015 would have been approximately $1.08 per diluted share rather than our actual income from continuing operations of $2.58 per diluted share, a decrease of approximately 58%.
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
The government of Puerto Rico currently faces major fiscal and liquidity challenges. The government recently warned that it may lack sufficient resources to fund all necessary governmental programs and services as well as meet debt service obligations for fiscal year 2016. The extreme financial difficulties faced by the Commonwealth may make it impossible for ASES, the Puerto Rico Medicaid agency, to pay our Puerto Rico health plan under the terms of the parties’ Medicaid contract. As of December 31, 2015, our Puerto Rico health plan served approximately 348,000 members, and had recognized premium revenue of approximately $192 million in the fourth quarter of 2015, or approximately $64 million per month. It is the practice of the Commonwealth to pay us for eligible members only after those members have been assigned to us, and our plan has sent electronic confirmation of the receipt of eligibility. Particularly in the early stages of our contract with Puerto Rico, the plan's confirmation of eligibility of certain members was not accepted by the Commonwealth as a result of various technical issues. The plan has continued to pay for medical services for all members in question, but the Commonwealth is withholding payment of approximately $12 million of premium revenue related to those members. We believe we have a valid claim to all of the premiums withheld and we are in discussions with the Commonwealth regarding this matter. A default by ASES on its payment obligations under our Medicaid contract, or a determination by ASES to terminate our contract based on insufficient funds available, could result in our having paid, or in our having to pay, provider claims in amounts for which we are not paid reimbursement, and could make it unfeasible for the Puerto Rico health plan to continue to operate. A default by ASES or termination of our Puerto Rico Medicaid contract could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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

If our actual liability for claims payments is higher than estimated, our earnings in any particular quarter or annual period could be negatively affected. Our estimates of IBNP may be inadequate in the future, which would negatively affect our results of operations for the relevant time period. Furthermore, if we are unable to accurately estimate IBNP, our ability to take timely corrective actions may be limited, further exacerbating the extent of the negative impact on our results.
Large-scale medical emergencies in one or more states in which we operate our health plans could significantly increase utilization rates and medical costs.
Large-scale medical emergencies can take many forms and be associated with widespread illness or medical conditions. For example, natural disasters, such as a major earthquake in Los Angeles or Cascadia, or a major hurricane in Florida or South Carolina, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include an influenza epidemic, or newly emergent mosquito-borne illnesses, such as the Zika virus, the West Nile virus, or the Chikungunya virus, conditions for which vaccines may not exist, are not effective, or have not been widely administered. In addition, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological or other weapons of mass destruction. All of these conditions, and others, could have a significant impact on the health of the population of wide-spread areas. We seek to set our IBNP reserves appropriately to account for anticipatable spikes in utilization, such as for the flu season. However, if one of our health plan states were to experience a large-scale natural disaster, a viral epidemic or pandemic, a significant terrorism attack, or some other large-scale event affecting the health of a large number of our members, our covered medical expenses in that state would rise, which could have a material adverse effect on our business, cash flows, financial condition, and results of operations, or, in the event of extreme circumstances, could threaten our viability.
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
If we sustain a cyber-attack or suffer privacy or data security breaches that disrupt our operations or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.
As part of our normal operations, we routinely collect, process, store, and transmit large amounts of data in our operations, including sensitive personal information as well as proprietary or confidential information relating to our business or third parties. We may be subject to breaches of the information technology systems we use. Experienced computer programmers and hackers may be able to penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information, vandalize our systems, create system disruptions, or cause shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems are also susceptible to human error. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, acts of malicious insiders, or other similar events that could negatively affect our systems and our and our members’ data. The cost to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. While we currently expend significant resources and have implemented solutions, processes and procedures to protect against cyber-attacks and security breaches, we may need to expend significant additional resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our systems. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of members, vendors, and state contracts. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about our members could expose our members to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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
We currently derive our premium revenues from 11 state health plans, and commenced operations with our Puerto Rico health plan in April 2015. If we are unable to continue to operate in any of those jurisdictions, or if our current operations in any portion of the jurisdictions we are in are significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of jurisdictions could cause our revenue and profitability to change suddenly and unexpectedly, depending on an abrupt loss of membership, significant rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic, an unexpected increase in utilization, general economic conditions, and similar factors in those jurisdictions. Our inability to continue to operate in any of the jurisdictions in which we currently operate, or a significant change in the nature of our existing operations, could adversely affect our business, financial condition, cash flows, or results of operations.
A large portion of our premium revenues are subject to risks related to medical cost expenditure floors and corridors, administrative cost and profit ceilings, premium stabilization programs, and cost-plus and performance-based reimbursement programs.
A substantial portion of our premium revenue is subject to contract provisions pertaining to medical cost floors and corridors, administrative cost and profit ceilings, cost-plus reimbursement, premium stabilization programs, and profit-sharing arrangements. Many of these contract provisions are complex, or are poorly or ambiguously drafted, and thus are potentially subject to differing interpretations by ourselves and the relevant government agency with whom we contract. In the event the applicable government agency disagrees with our interpretation or implementation of a particular contract provisions at issue, we could be required to adjust the amount of our obligations under these provisions and/or make a payment or payments to the government agency. Any interpretation of these contract provisions at variance with our interpretation and implementation of the provision, or that is inconsistent with our revenue recognition accounting treatment, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
In addition, many of our contracts also contain provisions pertaining to at-risk premiums that require us to meet certain quality performance measures to earn all of our contract revenues. In the event we are unsuccessful in achieving the stated performance measure, we will be unable to recognize the revenue associated with that measure. Any failure of our health plans to satisfy one of these performance measure provisions could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Failure to attain profitability in any new start-up operations, including in our new Puerto Rico health plan, could negatively affect our results of operations.
Start-up costs associated with a new business can be substantial. For example, to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, have infrastructure and required systems in place, and demonstrate our ability to obtain a state contract and process claims. Often, we are also required to contribute significant capital to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties. If we are unsuccessful in obtaining the certificate of authority, winning the bid to provide services, or attracting members in sufficient numbers to cover our costs, any new business of ours would fail. We also could be required by the state or commonwealth to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or to recover our significant start-up costs.
Even if we are successful in establishing a profitable health plan in a new state or commonwealth, increasing membership, revenues, and medical costs will trigger increased mandated net worth requirements which could substantially exceed the net income generated by the health plan. Rapid growth in an existing state or commonwealth will also result in increased net worth requirements. In such circumstances, we may not be able to fund on a timely basis or at all the increased net worth requirements with our available cash resources. The expenses associated with starting up a health plan in a new state or commonwealth, or expanding a health plan in an existing state or commonwealth could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Centene’s acquisition of Health Net could affect the Los Angeles county subcontract of our California health plan.
Our California health plan operates in Los Angeles County, California as a subcontractor to Health Net, which holds a direct Medi-Cal contract with the state of California. Health Net has entered into a merger agreement with Centene Corporation, with the merger expected to close in early 2016. We currently do not expect there to be any material change to our Los Angeles county subcontract in connection with Centene’s acquisition of Health Net. However, if Centene seeks to modify our subcontract or otherwise refuses to perform under the contract, our business, financial condition, cash flows, or results of operations may be adversely affected.
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
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as "fraud and abuse" laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government health care programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, improper marketing, and the violation of patient privacy rights. Companies involved in public health care programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the U.S. Department of Health and Human Services (HHS), Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal health care programs as a result of an investigation arising out of such action. We are currently defending one qui tam action where the federal government has declined to intervene: United States of America, ex rel., Anita Silingo v. Mobile Medical Examination Services, Inc., et al. Other qui tam actions may have been filed against us of which we are presently unaware, or other qui tam actions may be filed against us in the future. In the event we are subject to liability under these or other qui tam actions, our business, financial condition, cash flows, or results of operations could be adversely affected.
Our business could be adversely impacted by adoption of the new ICD-10 standardized coding set for diagnoses.
HHS released rules pursuant to the Health Insurance Portability and Accountability Act, or HIPAA, which mandate the use of standard formats in electronic health care transactions. HHS also published rules requiring the use of standardized code sets and unique identifiers for providers. These new standardized code sets, known as ICD-10, require substantial investments from health care organizations, including us. We implemented ICD-10 effective as of October 1, 2015. Use of the ICD-10 code sets require significant administrative changes and may result in errors and otherwise negatively impact our service levels. In addition, we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Furthermore, if physicians fail to provide appropriate codes for services provided as a result of the new coding set, we may not be reimbursed, or adequately reimbursed, for such services.
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
We are a corporate parent holding company and hold most of our assets at, and conduct most of our operations through, direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. Our other health plans must give thirty days’ advance notice and the opportunity to disapprove "extraordinary" dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. We received $125 million in dividends from our regulated health plan subsidiaries during 2015. We did not receive any dividends from our regulated health plan subsidiaries during 2014, because significant growth across all of our health plans necessitated that the plans retain their cash to meet increasing net worth requirements. The aggregate additional amounts our health plan subsidiaries could have paid us at December 31, 2015 and 2014, without approval of the regulatory authorities, were approximately $121 million and $96 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments under the senior notes or the revolving credit facility.
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
Molina Medicaid Solutions currently provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida. If we are unable to continue to operate in any of those six jurisdiction, or if our current operations in any of those jurisdictions are significantly curtailed, the revenues and cash flows of Molina Medicaid Solutions could decrease materially, and as a result our profitability would be negatively impacted.
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
Our performance of contracts, including those with respect to which we have partnered with third parties, may be adversely affected if we or the third parties fail to deliver on commitments.
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
Our business may be adversely affected by the transition from traditional fee-for-service to Medicaid managed care.
In order to save on costs, a number of state Medicaid programs are expected to pursue the transition from a fee-for-service focus of their Medicaid programs to a Medicaid managed care focus. A shift in Medicaid payment models from fee-for-service to managed care will require a concomitant shift in the focus of MMIS. In connection with such a transition, MMIS must also make a transition from a system built around claims adjudication to one that performs analytics and can be used to manage Medicaid population health outcomes. In the event Molina Medicaid Solutions is unable to accomplish this transition, our business, financial condition, cash flows, or results of operations may be adversely affected.

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
We are subject to a variety of legal actions, including medical malpractice actions, provider disputes, employment related disputes, health care regulatory law-based litigation, and breach of contract actions. In the event we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. In addition, our providers involved in medical care decisions are exposed to the risk of medical malpractice claims. As an employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our plans are subject to liability for negligent acts, omissions, or injuries occurring at one of our clinics or caused by one of our employees. We maintain medical malpractice insurance for our clinics in an amount which we believe to be reasonable in light of our experience to date. However, given the significant amount of some medical malpractice awards and settlements, this insurance may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us are unsuccessful or without merit, we may have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.
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
The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our future testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will continue to require that we incur substantial accounting expense and expend significant management time and effort. Moreover, if we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, SEC, or other regulatory authorities which would require additional financial and management resources.
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
Our investments consist of investment-grade debt securities. The unrestricted portion of this portfolio is designated as available-for-sale. Our non-current restricted investments are designated as held-to-maturity. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. For our available-for-sale investments and held-to-maturity investments, if a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is recorded as an expense.
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
As of December 31, 2015, goodwill was $519 million, and intangible assets, net, were $122 million. Intangible assets are amortized generally on a straight-line basis over their estimated useful lives.
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
We are a tenant under numerous leases in multiple states, including a 25-year lease of an approximately 460,000 square foot office building housing our principal executive offices in Long Beach, California. We also own a 186,000 square-foot office building in Troy, Michigan, a 26,700 square-foot data center in Albuquerque, New Mexico, a 24,000 square-foot community clinic in Pomona, California, and 40 properties in Pennsylvania, which are primarily residential housing facilities. Accordingly, we are subject to all of the risks generally associated with leasing and owning real estate, which include, but are not limited to: the possibility of environmental contamination, the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination; adverse changes in the value of the property due to interest rate changes, changes in the neighborhood in which the property is located, or other factors; ongoing maintenance expenses and costs of improvements; the possible need for structural improvements in order to comply with changes in zoning, seismic, disability act, or other requirements; inability to renew or enter into leases for space not utilized by us on commercially acceptable terms or at all; and possible disputes with neighboring owners or other individuals and entities.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of any variable rate debt, and prevent us from meeting our our outstanding indebtedness.
We have a significant amount of indebtedness. As of December 31, 2015, our total indebtedness was approximately $1,609 million, including lease financing obligations. As of December 31, 2015, we also had $244 million available for borrowing under our revolving credit facility. Our substantial indebtedness could have significant consequences, including:

•	increasing our vulnerability to adverse economic, industry, or competitive developments;

•
requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund operations, make capital expenditures, and pursue future business opportunities;

•	exposing us to the risk of increased interest rates to the extent of any future borrowings, including borrowings under the revolving credit facility, at variable rates of interest;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the revolving credit facility and our outstanding senior notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing our outstanding senior notes and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions, and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our substantial indebtedness may prevent us from exploiting.

Despite our high indebtedness level, we and our subsidiaries are able to incur substantial additional amounts of debt, including secured debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing our outstanding senior notes and the credit agreement governing the revolving credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. As of December 31, 2015, we had approximately $244 million available for additional borrowing under our revolving credit facility. In addition, the indentures governing our outstanding senior notes and the credit agreement governing our revolving credit facility do not prevent us from incurring obligations that do not constitute prohibited indebtedness thereunder. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.
The terms of our debt impose, and will impose, restrictions on us that may affect our ability to successfully operate our business and our ability to make payments on our outstanding senior notes.
The indentures governing our outstanding senior notes and the credit agreement governing the revolving credit facility contain various covenants that could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. These covenants limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred equity;

•	pay dividends on, repurchase, or make distributions in respect of our capital stock, prepay, redeem, or repurchase certain debt or make other restricted payments;

•	make certain investments;

•	create certain liens;

•	sell assets, including capital stock of restricted subsidiaries;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends to us;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our restricted subsidiaries as unrestricted subsidiaries.
All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indentures for our outstanding senior notes and/or the credit agreement governing the revolving credit facility including, as a result of cross default provisions and, in the case of the revolving credit facility permit the lenders to cease making loans to us. If there were an event of default under the indentures governing our outstanding senior notes and/or the credit agreement governing the revolving credit facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.
In addition, the restrictive covenants in the credit agreement governing the revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control.
If our operating performance declines, we may be required to obtain waivers from the lenders under the revolving credit facility, from the holders of our outstanding senior notes or from the holders of other obligations, to avoid defaults thereunder. If we are not able to obtain such waivers, our creditors could exercise their rights upon default, and we could be forced into bankruptcy or liquidation.

We may not have the funds necessary to pay the amounts due upon conversion or required repurchase of our outstanding notes, and our indebtedness may contain limitations on our ability to pay the amounts due upon conversion or required repurchase.
In February 2013, we issued $550.0 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020, unless earlier repurchased or converted. We refer to these notes as our 1.125% Notes. In September 2014, we issued $301.6 million aggregate principal amount of 1.625% convertible senior notes due August 14, 2044, unless earlier repurchased, redeemed, or converted. We refer to these notes as our 1.625% Notes. As of December 31, 2015, the aggregate outstanding principal amount of our 1.125% Notes and our 1.625% Notes was $550 million and $302 million, respectively. Both our 1.125% Notes and our 1.625% Notes are convertible into cash prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger. The 1.125% Notes met the stock price trigger in the quarter ended December 31, 2015, and are convertible to cash through at least March 31, 2016. Because the 1.125% Notes may be converted into cash within 12 months, the $448 million carrying amount is reported in current portion of long-term debt as of December 31, 2015. In addition, holders of our 1.625% Notes may convert their notes into cash during any calendar quarter (and only during such calendar quarter) if the last reported sales price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $75.51 per share. The last reported sale price of our common stock as reported on the New York Stock Exchange on February 23, 2016 was $62.28 per share. As of December 31, 2015, our 1.625% Notes were not convertible. If conversion requests are received, the settlement of the notes must be paid primarily in cash pursuant to the terms of the relevant indentures.
For economic reasons related to the trading market for our 1.125% Notes, we believe that the amount of the notes that may be converted over the next twelve months, if any, will not be significant. However, if the trading market for our 1.125% Notes becomes closed or restricted due to market turmoil or other reasons such that the notes cannot be traded, or if the trading price of our 1.125% Notes, which normally trade at a marginal premium to the underlying composite stock-and-interest economic value, no longer includes that marginal premium, holders of our 1.125% Notes may elect to convert the notes to cash. As of December 31, 2015, we had sufficient available cash, combined with borrowing capacity available under our revolving credit facility, to fund such conversions.
In addition, in the event of a change in control or the termination in trading of our stock, each holder of our 1.125% Notes and our 1.625% Notes would have the right to require us to purchase some or all of their notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest.
In the event of conversions or required repurchases, we may not have enough available cash or be able to obtain financing at the time we are required to comply with our conversion or repurchase obligations. In addition, our ability to comply with these obligations may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. The indentures for the 1.125% Notes and the 1.625% Notes provide that it would be an event of default if we do not make the cash payments due upon conversion or required repurchase of the notes. The occurrence of an event of default under one or both of these indentures may also constitute an event of default under our revolving credit facility and under our other indebtedness we may have outstanding at such time. Any such default could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Our borrowings under the revolving credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remained the same, and our net income could decrease. The applicable margin with respect to the loan under the revolving credit facility is a percentage per annum equal to a reference rate plus the applicable margin. In order to manage our exposure to interest rate risk, in the future we may enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely affect our cash flow and may impact our ability to make required principal and interest payments on our indebtedness.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the revolving credit facility, and the indentures governing our outstanding senior notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating, and there can be no assurance that any rating assigned by the rating agencies to our debt or our corporate rating will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies would likely increase our future borrowing costs and reduce our access to capital, which could have a materially adverse impact on our financial condition and results of operations.

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
Members of the Molina family, either directly or as trustees or beneficiaries of Molina family trusts, in the aggregate owned or were entitled to receive upon certain events approximately 26% of our capital stock as of December 31, 2015. Our president and chief executive officer, as well as our chief financial officer, are members of the Molina family, and they are also on our board of directors. Because of the amount of their shareholdings, Molina family members, if they were to act as a group with the trustees of their family trusts, have the ability to significantly influence all matters submitted to stockholders for approval, including the election of directors, amendments to our charter, and any merger, consolidation, or sale of our company. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of share ownership in the Molina family could delay or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of the Molina family may be different from those of our company or our other stockholders, and they may vote their common stock in a manner that is contrary to the vote of our other stockholders.
Future sales of our common stock or equity-linked securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.
We may issue equity securities in the future, or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015, approximately 56,000,000 shares of common stock and no shares of preferred or other capital stock were issued and outstanding.
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
Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
As of December 31, 2015, the Health Plans segment leased a total of 84 facilities, the Molina Medicaid Solutions segment leased a total of 12 facilities and the Other segment leased a total of 215 facilities. We own a 186,000 square-foot office building in Troy, Michigan and a 24,000 square-foot mixed use (office and clinic) facility in Pomona, California under our Health Plans segment. We own a 26,700 square-foot data center in Albuquerque, New Mexico and 40 properties in Pennsylvania, which are primarily residential housing facilities, under our Other segment. While we believe our current and anticipated facilities will be adequate to meet our operational needs for the foreseeable future, we are continuing to periodically evaluate our employee and operations growth prospects to determine if additional space is required, and where it would be best located.
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
Item 4:  Mine Safety Disclosures
None.

PART II
Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the trading symbol "MOH." As of February 23, 2016, there were approximately 120 holders of record of our common stock. The high and low intra-day sales prices of our common stock for specified periods are set forth below:

	High	Low
2015
First Quarter	$67.58	$49.37
Second Quarter	$73.98	$57.35
Third Quarter	$82.37	$65.72
Fourth Quarter	$70.82	$55.49
2014
First Quarter	$39.21	$32.41
Second Quarter	$46.17	$32.86
Third Quarter	$48.03	$39.23
Fourth Quarter	$54.57	$40.79
Dividends
To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business growth. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future.
Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Additionally, the indentures governing our outstanding senior notes and the credit agreement governing the revolving credit facility contain various covenants that limit our ability to pay dividends on our common stock.
Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Item 7 of this Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in "Liquidity and Capital Resources," under the subheading "Regulatory Capital and Dividend Restrictions."
Unregistered Issuances of Equity Securities
None.
Stock Repurchase Programs
Securities Repurchases and Repurchase Programs. Effective as of December 16, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock or senior notes. This newly authorized repurchase program extends through December 31, 2016.

Purchases of common stock made by or on behalf of the Company during the quarter ended December 31, 2015, including shares withheld by the Company to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 — October 31	94	$66.79	—	$50,000,000
November 1 — November 30	576	$62.00	—	$50,000,000
December 1 — December 31	104,222	$59.15	—	$50,000,000
	104,892	$59.17	—
_______________________________

(1)	During the quarter we withheld 104,892 shares of common stock under our 2011 Equity Incentive Plan to settle our employees' income tax obligations.

(2)	Effective as of February 25, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. This repurchase program expired December 31, 2015.

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
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor's Corporation Composite 500 Index (S&P 500) and a peer group index for the five-year period from December 31, 2010 to December 31, 2015. The comparison assumes $100 was invested on December 31, 2010, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.
The peer group index consists of Brookdale Senior Living, Inc. (BKD), Catamaran Corporation (CTRX), Centene Corporation (CNC), Community Health Systems, Inc. (CYH), DaVita HealthCare Partners, Inc. (DVA), Health Net, Inc. (HNT), Kindred Healthcare, Inc. (KND), Laboratory Corporation of America Holdings (LH), Life Point Hospitals, Inc. (LPNT), Magellan Health, Inc. (MGLN), Omnicare, Inc. (OCR), Quest Diagnostics, Inc. (DGX), Select Medical Holdings Corporation (SEM), Team Health Holdings, Inc. (TMH), Tenet Healthcare Corporation (THC), Universal American Corporation (UAM), Universal Health Services, Inc. (UHS) and WellCare Health Plans, Inc. (WCG).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Molina Healthcare, Inc., the S&P 500 Index, and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Molina Healthcare, Inc.
S&P 500
Peer Group

	December 31,
Name	2010	2011	2012	2013	2014	2015
Molina Healthcare, Inc.	$100.00	$120.27	$145.75	$187.16	$288.31	$323.86
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	110.25	131.73	155.98	197.59	189.81

Item 6.  Selected Financial Data
SELECTED FINANCIAL DATA
We derived the following selected consolidated financial data (other than the data under the caption "Operating Statistics, Continuing Operations") for the five years ended December 31, 2015 from our audited consolidated financial statements. You should read the data in conjunction with our consolidated financial statements, related notes and other financial information included herein. All dollar amounts are presented in millions, except per-share data. The data under the caption "Operating Statistics, Continuing Operations" has not been audited.

	Year Ended December 31,
	2015 (1)	2014	2013	2012	2011
Statements of Income Data:
Revenue:
Premium revenue	$13,241	$9,023	$6,179	$5,544	$4,212
Service revenue (1)	253	210	205	188	160
Premium tax revenue	397	294	172	159	155
Health insurer fee revenue	264	120	—	—	—
Investment income	18	8	7	5	5
Other revenue	5	12	26	18	8
Total revenue	14,178	9,667	6,589	5,914	4,540
Operating expenses:
Medical care costs	11,794	8,076	5,380	4,991	3,664
Cost of service revenue (1)	193	157	161	141	144
General and administrative expenses	1,146	765	666	519	393
Premium tax expenses	397	294	172	159	155
Health insurer fee expenses	157	89	—	—	—
Depreciation and amortization	104	93	73	63	48
Total operating expenses	13,791	9,474	6,452	5,873	4,404
Operating income	387	193	137	41	136
Other expenses, net:
Interest expense	66	57	52	17	16
Other (income) expense, net	(1)	1	4	1	—
Total other expenses, net	65	58	56	18	16
Income from continuing operations before income taxes	322	135	81	23	120
Income tax expense	179	73	36	10	43
Income from continuing operations	143	62	45	13	77
Income (loss) from discontinued operations, net of tax expense (benefit) (2)	—	—	8	(3)	(56)
Net income	$143	$62	$53	$10	$21

Basic net income per share: (3)
Income from continuing operations	$2.75	$1.34	$0.98	$0.28	$1.69
(Loss) income from discontinued operations	—	(0.01)	0.18	(0.07)	(1.24)
Basic net income per share	$2.75	$1.33	$1.16	$0.21	$0.45
Diluted net income per share: (3)
Income from continuing operations	$2.58	$1.30	$0.96	$0.27	$1.67
(Loss) income from discontinued operations	—	(0.01)	0.17	(0.06)	(1.22)
Diluted net income per share	$2.58	$1.29	$1.13	$0.21	$0.45

Weighted average shares outstanding:
Basic	52	47	46	46	46
Diluted	56	48	47	47	46
Operating Statistics, Continuing Operations: (3)
Medical care ratio (4)	89.1%	89.5%	87.1%	90.0%	87.0%
General and administrative expense ratio (5)	8.1%	7.9%	10.1%	8.8%	8.7%
Net profit margin(5)	1.0%	0.6%	0.7%	0.2%	1.7%
Members (6)	3,533,000	2,623,000	1,931,000	1,797,000	1,618,000

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$2,329	$1,539	$936	$796	$494
Total assets (7)	6,576	4,435	2,988	1,901	1,631
Long-term debt, including current maturities (7) (8)	1,609	887	770	261	216
Total liabilities (7)	5,019	3,425	2,095	1,119	876
Stockholders’ equity	1,557	1,010	893	782	755
_______________________________

(1)	Service revenue and cost of service revenue include revenue and costs generated by our Pathways subsidiary, which was acquired on November 1, 2015.

(2)
Income (loss) from discontinued operations is presented net of income tax expense (benefit), which was insignificant in 2015 and 2014, and $(10), and $(1), and $1, in 2013, 2012 and 2011, respectively.

(3)	Source data for calculations in thousands.

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

(5)	Computed as a percentage of total revenue.

(6)	Number of members at end of period.

(7)
We have reclassified certain amounts in prior periods to conform to the 2015 presentation. Specifically, deferred issuance costs relating to our senior notes are now reported as a direct deduction of the applicable debt liabilities. Additionally, aggregate deferred income taxes are now reported as non-current. Both reclassifications are a result of recently adopted accounting pronouncements. See Item 8 in this Form 10-K, "Financial Statements and Supplementary Data," for further discussion.

(8)	Includes senior notes, lease financing obligations, and other long-term debt.

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

Overview
Molina Healthcare, Inc. provides quality health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments. These segments include our Health Plans and Molina Medicaid Solutions segments, which comprise the vast majority of our operations, and our Other segment. As of December 31, 2015, we changed our reporting structure as a result of the Pathways acquisition in November 2015, which is reported in Other.
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of December 31, 2015, these health plans served over 3.5 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
Our Other segment includes other businesses, such as our Pathways behavioral health and social services provider, that do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to other reportable segments.
Refer to Part II, Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies," for a comprehensive description of our Health Plans and Molina Medicaid Solutions revenues and costs, and how we recognize them.We report revenue and costs attributable to Pathways as service revenue and cost of service revenue, respectively.
Beginning in 2013, after our Medicaid contract with the state of Missouri expired, we have reported the results relating to the Missouri health plan as discontinued operations for all periods presented. The following discussion and analysis, with the exception of cash flow information, is presented in the context of continuing operations unless otherwise noted.
Fiscal Year 2015 Financial Highlights

•
Earnings per diluted share nearly doubled in 2015 when compared with 2014, while net income more than doubled. Substantial increases in revenue, along with improved operating efficiency, were responsible for our improved performance. Our after-tax margin increased to 1.0% in 2015 from 0.6% in 2014.

•	Strong enrollment growth across all of our programs, combined with a 5% increase in premium revenue per member, generated over $4 billion, or 47%, more premium revenue in 2015 compared with 2014.

•	Medical care costs as a percentage of premium revenue (the "medical care ratio") decreased to 89.1% in 2015, from 89.5% in 2014.

•
General and administrative expenses as a percentage of revenue (the "general and administrative expense ratio") increased slightly to 8.1% in 2015, versus 7.9% in 2014, primarily as a result of dramatic growth in our Marketplace membership. Excluding Marketplace broker and exchange fees from both years, the general and administrative expense ratio decreased to 7.5% in 2015 from 7.9% in 2014.

•	Debt and equity financing transactions generated net cash of $1,062 million.

Market Updates—Health Plans
Medicare-Medicaid Plans. To coordinate care for those who qualify to receive both Medicare and Medicaid services (the "dual eligible"), and to deliver services to these individuals in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). We operate MMPs in six states. Our MMPs in California, Illinois, and Ohio offered coverage beginning in 2014; our MMPs in South Carolina and Texas offered coverage beginning in the first quarter of 2015; and our MMP in Michigan offered coverage beginning in the second quarter of 2015. At December 31, 2015, our membership included approximately 51,000 integrated MMP members.
Florida. On November 1, 2015, our Florida health plan closed on its acquisition of the Medicaid contracts, and certain assets related to operation of the Medicaid business, of Integral Health Plan, Inc.
On August 1, 2015, our Florida health plan closed on its acquisition of the Medicaid contracts, and certain assets related to the operation of the Medicaid business, of Preferred Medical Plan, Inc.
Illinois. On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business of, Accountable Care Chicago, LLC, also known as MyCare Chicago. We assumed approximately 58,000 Medicaid members in this acquisition.
On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business, of Loyola Physician Partners, LLC. We assumed approximately 21,000 Medicaid members in this acquisition.
On November 30, 2015, we announced that our Illinois health plan entered into an agreement to assume the membership and certain Medicaid assets of Better Health Network, LLC (Better Health). As of November 30, 2015, Better Health served approximately 40,000 members in the Medicaid Family Health program in Cook County. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the first half of 2016.
Michigan. On January 1, 2016, our Michigan health plan closed on its acquisition of the Medicaid and MIChild membership, and certain Medicaid and MIChild assets, of HAP Midwest Health Plan, Inc. We assumed approximately 81,000 Medicaid and MIChild members in this acquisition.
In October 2015, the Michigan Department of Health and Human Services announced that Molina Healthcare of Michigan was recommended to serve the state's Medicaid members under Michigan's Comprehensive Health Plan, which commenced on January 1, 2016. The new contract has a five-year term with three one-year extensions, and covers Regions 2 through 6, and 8 through 10 of the state, representing an expansion into 18 additional counties compared with the previous Michigan Medicaid contract.
On September 1, 2015, our Michigan health plan closed on its acquisition of the Medicaid and MIChild contracts, and certain provider agreements, of HealthPlus of Michigan and its subsidiary, HealthPlus Partners, Inc.
Puerto Rico. Effective April 1, 2015, our Puerto Rico health plan served its first members. As of December 31, 2015, our Puerto Rico plan enrollment amounted to approximately 348,000 members.

Washington. In November 2015, our Washington health plan was selected by the Washington State Health Care Authority (HCA) to negotiate and enter into managed care contracts for the Southwest region of the state's Apple Health Fully Integrated Managed Care Program. The start date is scheduled for April 1, 2016.
On January 1, 2016, our Washington health plan closed on its acquisition of the Medicaid membership and certain Medicaid assets of Columbia United Providers, Inc. We assumed approximately 57,000 Medicaid members in this acquisition.
Market Update—Molina Medicaid Solutions
New Jersey. On April 9, 2015, the state of New Jersey announced its selection of Molina Medicaid Solutions to design and operate that state's new Medicaid management information system (MMIS). The new contract was effective May 1, 2015, and has a term of 10 years with three one-year renewal options. Molina Medicaid Solutions was the state's incumbent MMIS provider, and was awarded the new contract as a result of Molina Medicaid Solutions' submission in response to the state of New Jersey's request for proposals.
Market Update—Other
Pathways. On November 1, 2015, we acquired all of the outstanding ownership interests in Pathways Health and Community Support LLC (Pathways), formerly known as Providence Human Services, LLC. Pathways is one of the largest national providers of accessible, outcome-based behavioral/mental health and social services with operations in 23 states and the District of Columbia.

Financial Performance Summary
The following table summarizes our financial and operating performance from continuing operations for the years ended December 31, 2015, 2014, and 2013. All dollar amounts are presented in millions, except per-share data.

	Year Ended			Year Ended
	December 31,		% Change	December 31,		% Change
	2015	2014		2014	2013
Revenue:
Premium revenue	$13,241	$9,023	46.7%	$9,023	$6,179	46.0%
Service revenue	253	210	20.5	210	205	2.4
Premium tax revenue	397	294	35.0	294	172	70.9
Health insurer fee revenue	264	120	120.0	120	—	—
Investment income	18	8	125.0	8	7	14.3
Other revenue	5	12	(58.3)	12	26	(53.8)
Total revenue	14,178	9,667	46.7	9,667	6,589	46.7
Operating expenses:
Medical care costs	11,794	8,076	46.0	8,076	5,380	50.1
Cost of service revenue	193	157	22.9	157	161	(2.5)
General and administrative expenses	1,146	765	49.8	765	666	14.9
Premium tax expenses	397	294	35.0	294	172	70.9
Health insurer fee expenses	157	89	76.4	89	—	—
Depreciation and amortization	104	93	11.8	93	73	27.4
Total operating expenses	13,791	9,474	45.6	9,474	6,452	46.8
Operating income	387	193	100.5	193	137	40.9
Other expenses, net:
Interest expense	66	57	15.8	57	52	9.6
Other (income) expense, net	(1)	1	(200.0)	1	4	(75.0)
Total other expenses, net	65	58	12.1	58	56	3.6
Income from continuing operations before income tax expense	322	135	138.5	135	81	66.7
Income tax expense	179	73	145.2	73	36	102.8
Income from continuing operations	$143	$62	130.6%	$62	$45	37.8%

Diluted net income per share, continuing operations (1)	$2.58	$1.30	98.5%	$1.30	$0.96	35.4%

Diluted weighted average shares outstanding	56	48	16.7%	48	47	2.1%

Non-GAAP Measures: (2)
Adjusted net income per share, continuing operations (1)(3)	$3.11	$1.93	61.1%	$1.93	$1.55	24.5%

EBITDA	$508	$305	66.6%	$305	$225	35.6%

Operating Statistics: (1)
Medical care ratio (4)	89.1%	89.5%		89.5%	87.1%
Service revenue ratio (5)	76.4%	74.6%		74.6%	79.0%
General and administrative expense ratio (6)	8.1%	7.9%		7.9%	10.1%
Premium tax ratio (4)	2.9%	3.2%		3.2%	2.7%
Effective tax rate	55.5%	53.8%		53.8%	44.8%
Net profit margin (6)	1.0%	0.6%		0.6%	0.7%
____________

(1)	Source data for calculations of per-share amounts and ratios in thousands.

(2)	See reconciliation of non-GAAP financial measures to U.S. GAAP below.

(3)
Effective January 1, 2016, we will no longer exclude amortization of convertible notes and lease financing obligations from our presentation of adjusted net income and adjusted net income per share. We made this change because various capital transactions that we completed in 2015 reduced our relative reliance on convertible notes and lease financing as sources of capital. We believe that this change will enhance the comparability of these non-GAAP measures with the corresponding non-GAAP measures used by our competitors.

(4)	Medical care ratio represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(5)	Service revenue ratio represents cost of service revenue as a percentage of service revenue.

(6)	Computed as a percentage of total revenue.

The following tables set forth our Health Plans segment membership as of the dates indicated:

	As of December 31,
	2015	2014	2013
Ending Membership by Health Plan:
California	620,000	531,000	368,000
Florida	440,000	164,000	89,000
Illinois	98,000	100,000	4,000
Michigan	328,000	242,000	213,000
New Mexico	231,000	212,000	168,000
Ohio	327,000	347,000	255,000
Puerto Rico (1)	348,000	—	—
South Carolina (2)	99,000	118,000	—
Texas	260,000	245,000	252,000
Utah	102,000	83,000	86,000
Washington	582,000	497,000	403,000
Wisconsin	98,000	84,000	93,000
	3,533,000	2,623,000	1,931,000
Ending Membership by Program:
Temporary Assistance for Needy Families (TANF), CHIP (3)	2,312,000	1,809,000	1,603,000
Medicaid Expansion (4)	557,000	385,000	—
Aged, Blind or Disabled (ABD)	366,000	347,000	289,000
Marketplace (4)	205,000	15,000	—
Medicare-Medicaid Plan (MMP) – Integrated (5)	51,000	18,000	—
Medicare Special Needs Plans (Medicare)	42,000	49,000	39,000
	3,533,000	2,623,000	1,931,000
___________________________________

(1)	Our Puerto Rico health plan began serving members effective April 1, 2015.

(2)	Our South Carolina health plan began serving members under the state of South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014.

(3)	CHIP stands for Children's Health Insurance Program.

(4)	Medicaid expansion membership phased in, and the Marketplace became available for consumers to access coverage, beginning January 1, 2014.

(5)	MMP members who receive both Medicaid and Medicare coverage from Molina Healthcare.

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
The first of these non-GAAP measures is earnings before interest, taxes, depreciation and amortization, or EBITDA. The following table reconciles net income, which we believe to be the most comparable GAAP measure, to EBITDA. The increases in EBITDA for both 2015 over 2014, and 2014 over 2013, were due primarily to increased net income and income taxes. The increases for both of these items are described below in Results of Operations, in the components of net income.

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net income	$143	$62	$53
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	120	114	94
Interest expense	66	57	52
Income tax expense	179	72	26
EBITDA	$508	$305	$225
The second of these non-GAAP measures is adjusted net income and adjusted net income per diluted share, continuing operations. The following tables reconcile net income and net income per diluted share from continuing operations, which we believe to be the most comparable GAAP measures, to adjusted net income and adjusted net income per diluted share, continuing operations. The increases in adjusted net income and adjusted net income per diluted share for both 2015 over 2014, and 2014 over 2013, were due primarily to increased net income. Such increases are described below in Results of Operations, in the components of net income.

	Year Ended December 31,
	2015		2014		2013
	(In millions, except diluted per-share amounts)
Net income, continuing operations	$143	$2.58	$62	$1.30	$45	$0.96
Adjustments, net of tax:
Amortization of convertible senior notes and lease financing obligations	19	0.33	17	0.36	14	0.31
Amortization of intangible assets	11	0.20	13	0.27	13	0.28
Adjusted net income per diluted share, continuing operations (1)(2)	$173	$3.11	$92	$1.93	$72	$1.55
________________________

(1)
Beginning in the first quarter of 2015, we revised the calculation of adjusted net income, continuing operations. We no longer subtract "depreciation, and amortization of capitalized software" and "share-based compensation" from net income, continuing operations to arrive at adjusted net income, continuing operations. We have made this change to better reflect how we evaluate financial performance, make financing and business decisions, and forecast and plans for future periods. All periods presented conform to this presentation.

(2)
Effective January 1, 2016, we will no longer exclude amortization of convertible notes and lease financing obligations from our presentation of adjusted net income and adjusted net income per share. We made this change because various capital transactions that we completed in 2015 reduced our relative reliance on convertible notes and lease financing as sources of capital. We believe that this change will enhance the comparability of these non-GAAP measures with the corresponding non-GAAP measures used by our competitors.

Results of Operations, Continuing Operations
As described above, as of December 31, 2015, we changed our reporting structure as a result of the Pathways acquisition in November 2015. The following table presents gross margin as the appropriate earnings measure for our reportable segments, based on how our chief operating decision maker currently reviews results, assesses performance, and allocates resources.
Gross margin for our Health Plans segment is referred to as "Medical margin," and for our Molina Medicaid Solutions and Other segments, as "Service margin." Medical margin represents the actual dollars earned by the Health Plans segment after medical costs are deducted from premium revenue. The medical care ratio represents the amount of medical care costs as a percentage of premium revenue. One of the key metrics used to assess the performance of the Health Plans segment is the medical care ratio; therefore, the underlying medical margin is the most important measure of earnings reviewed by the chief operating decision maker. The service margin is equal to service revenue minus cost of service revenue.

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Health Plans:
Premium revenue	$13,241	$9,023	$6,179
Less: medical care costs	11,794	8,076	5,380
Medical margin	$1,447	$947	$799

Molina Medicaid Solutions:
Service revenue	$195	$210	$205
Less: cost of service revenue	140	157	161
Service margin	$55	$53	$44

Other:
Service revenue	$58	$—	$—
Less: cost of service revenue	53	—	—
Service margin	$5	$—	$—
Health Plans Segment
Premium Revenue. Our Health Plans segment derives its revenue, in the form of premiums, chiefly from Medicaid contracts with the states in which our health plans operate, and, to a lesser degree, from Medicare contracts entered into with the Centers for Medicare and Medicaid Services (CMS), a federal government agency.
2015 Compared with 2014
In 2015, a 42% increase in membership and a 5% increase in revenue PMPM resulted in increased premium revenue of 47%, or over $4.2 billion, when compared with 2014.
Enrollment growth was primarily due to increased Medicaid expansion, Marketplace and integrated Medicare-Medicaid Plan (MMP) enrollment, and the start-up of the Puerto Rico health plan in April 2015.
2014 Compared with 2013
In 2014, premium revenue increased 46% over 2013, due to a 28% increase in membership, and an 18% increase in revenue PMPM.
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
Premiums by Program. The amount of the premiums paid to us may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program, on a per-member per-month basis for the year ended December 31, 2015. The "Consolidated" column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF, CHIP	$120.00	$280.00	$180.00
Medicaid Expansion	310.00	500.00	410.00
ABD	470.00	1,470.00	970.00
Marketplace	180.00	400.00	250.00
MMP – Integrated	1,170.00	3,220.00	2,030.00
Medicare	900.00	1,110.00	1,040.00

Medical Care Costs. Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. See "Critical Accounting Estimates" below, and Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 11, "Medical Claims and Benefits Payable," for further information on how we estimate such liabilities.
2015 Compared with 2014
Our medical margin increased nearly 53% in 2015 over 2014, and our consolidated medical care ratio decreased to 89.1% in 2015 from 89.5% in 2014.
2014 Compared with 2013
Although medical margin increased nearly 20% in 2014 over 2013, our consolidated medical care ratio increased to 89.5% in 2014 from 87.1% in 2013.
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

•
Lack of coordination in the design of profit caps and medical cost floors in some of our state Medicaid contracts is resulting in counterproductive outcomes. In some instances, givebacks due to profitable performance in one program cannot be offset against losses in other programs.

Medical Care Costs by Category. The following table provides the details of consolidated medical care costs by category for the periods indicated (dollars in millions except PMPM amounts):

	Year Ended December 31,
	2015			2014			2013
	Amount	PMPM	% of Total	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$8,572	$218.35	72.7%	$5,673	$202.87	70.2%	$3,612	$160.43	67.1%
Pharmacy	1,610	41.01	13.7	1,273	45.54	15.8	935	41.54	17.4
Capitation	982	25.02	8.3	748	26.77	9.3	604	26.83	11.2
Direct delivery	128	3.26	1.1	96	3.44	1.2	48	2.14	0.9
Other	502	12.79	4.2	286	10.22	3.5	181	8.05	3.4
	$11,794	$300.43	100.0%	$8,076	$288.84	100.0%	$5,380	$238.99	100.0%

Financial Performance by Program. The following table presents the components of premium revenue and medical care costs by program.

	Year Ended December 31, 2015 (1)
	Member Months(2)	Premium Revenue		Medical Care Costs		MCR(3)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	25.5	$4,483	$175.64	$4,122	$161.50	92.0%	$361
Medicaid Expansion	5.9	2,389	408.51	1,931	330.18	80.8	458
ABD	4.3	4,124	966.83	3,784	887.27	91.8	340
Marketplace	2.6	652	251.96	481	185.85	73.8	171
MMP	0.5	1,063	2,034.51	974	1,863.93	91.6	89
Medicare	0.5	530	1,038.15	502	982.50	94.6	28
	39.3	$13,241	$337.28	$11,794	$300.43	89.1%	$1,447
_______________________

(1)	Year ended December 31, 2014 and 2013 data not presented due to lack of comparability.

(2)	A member month is defined as the aggregate of each month's ending membership for the period presented.

(3)	"MCR" represents medical costs as a percentage of premium revenue.

Financial Performance by State Health Plan. The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Year Ended December 31, 2015
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	7.1	$2,200	$310.89	$1,926	$272.22	87.6%	$274
Florida	4.1	1,199	289.85	1,081	261.49	90.2	118
Illinois	1.2	397	328.93	367	303.72	92.3	30
Michigan	3.4	1,067	317.15	903	268.27	84.6	164
New Mexico	2.8	1,237	446.27	1,106	398.98	89.4	131
Ohio	4.1	2,034	499.34	1,718	421.61	84.4	316
Puerto Rico (1)	3.2	567	178.31	505	158.80	89.1	62
South Carolina (1)	1.3	348	267.25	278	213.30	79.8	70
Texas	3.1	1,961	621.37	1,809	573.32	92.3	152
Utah	1.2	331	286.22	300	259.32	90.6	31
Washington	6.6	1,602	242.36	1,470	222.36	91.7	132
Wisconsin	1.2	261	213.48	215	176.01	82.4	46
Other (2)	—	37	—	116	—	—	(79)
	39.3	$13,241	$337.28	$11,794	$300.43	89.1%	$1,447

	Year Ended December 31, 2014
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	5.6	$1,523	$270.51	$1,269	$225.37	83.3%	$254
Florida	1.1	439	397.79	419	379.95	95.5	20
Illinois	0.3	153	498.48	141	456.88	91.7	12
Michigan	2.8	781	278.68	661	235.81	84.6	120
New Mexico	2.5	1,076	435.17	996	402.92	92.6	80
Ohio	3.7	1,553	425.47	1,335	365.87	86.0	218
Puerto Rico (1)	—	—	—	—	—	—	—
South Carolina (1)	1.5	381	260.72	323	220.89	84.7	58
Texas	3.0	1,318	442.32	1,197	401.81	90.8	121
Utah	1.0	310	310.64	285	286.43	92.2	25
Washington	5.5	1,305	236.27	1,219	220.75	93.4	86
Wisconsin	1.0	156	150.87	136	130.91	86.8	20
Other (2)	—	28	—	95	—	—	(67)
	28.0	$9,023	$322.68	$8,076	$288.84	89.5%	$947

	Year Ended December 31, 2013
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	4.2	$750	$177.10	$667	$157.46	88.9%	$83
Florida	1.0	265	272.23	231	237.57	87.3	34
Illinois	—	8	1,201.34	8	1,164.10	96.9	—
Michigan	2.6	676	261.91	571	221.09	84.4	105
New Mexico	1.5	447	299.36	384	257.62	86.1	63
Ohio	3.0	1,099	365.44	925	307.53	84.2	174
Puerto Rico (1)	—	—	—	—	—	—	—
South Carolina (1)	—	—	—	—	—	—	—
Texas	3.2	1,291	406.27	1,115	350.84	86.4	176
Utah	1.0	311	299.05	259	249.51	83.4	52
Washington	4.9	1,168	236.47	1,028	208.10	88.0	140
Wisconsin	1.1	143	135.40	114	107.91	79.7	29
Other (2)	—	21	—	78	—	—	(57)
	22.5	$6,179	$274.48	$5,380	$238.99	87.1%	$799
______________________________

(1)
Our Puerto Rico health plan began serving members effective April 1, 2015. Our South Carolina health plan began serving members under the state of South Carolina’s new full-risk Medicaid managed care program effective January 1, 2014.

(2)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
Individual Health Plan Analysis
2015 Compared with 2014
California. Premium revenue grew $677 million, or 44%, in 2015 compared with 2014, the result of higher membership. Overall, enrollment on a member-month basis increased 31% in 2015 compared with 2014. Increased premium revenue was also driven by a 15% increase in premium revenue PMPM, which was the result of the higher relative premium revenue PMPM among those programs experiencing enrollment growth (Medicaid expansion and MMP); and the addition of long-term care benefits to some of the California health plan's Medicaid membership. The medical care ratio increased to 87.6% in 2015, from 83.3% in 2014. During 2014, the plan benefited from the recognition of approximately $23 million in premium revenue and medical margin that related to 2013, as a result of certain programmatic changes implemented by the state of California. Absent this benefit, the medical care ratio of the California plan would have been 84.6% in 2014.
Florida. Premium revenue grew to $1,199 million in 2015, from $439 million in 2014, due to increased Marketplace membership. The medical care ratio decreased to 90.2% in 2015, from 95.5% in 2014, due to the lower medical care ratio of the Marketplace membership more than offsetting an increase in the medical care ratio for the Medicaid program.
Illinois. Premium revenue grew to $397 million in 2015, from $153 million in 2014, due to significant membership growth in late 2014. The medical care ratio increased to 92.3% in 2015, from 91.7% in 2014.
Michigan. Premium revenue grew $286 million, or 37%, in 2015 compared with 2014, due to increased Medicaid expansion membership and the startup of the MMP program. The medical care ratio of 84.6% for 2015 was unchanged from 2014.
New Mexico. Premium revenue grew $161 million, or 15%, in 2015 compared with 2014, due to substantial increases in membership in all Medicaid programs. The medical care ratio decreased to 89.4% in 2015, from 92.6% in 2014, due to improved profitability for the ABD and Medicaid expansion programs.
Ohio. Premium revenue grew $481 million, or 31%, in 2015 compared with 2014, due to growth in membership within the Medicaid expansion, and MMP programs. The medical care ratio decreased to 84.4% in 2015, from 86.0% in 2014, due to lower medical care ratios in these newer programs, as well as ABD.
Puerto Rico. The Puerto Rico health plan began serving members on April 1, 2015, and finished the year with a medical care ratio of 89.1%. See further discussion below, under Financial Condition, regarding the Commonwealth of Puerto Rico.

South Carolina. The medical care ratio decreased to 79.8% in 2015, from 84.7% in 2014. We believe that medical care ratios below 80% are not sustainable over time, and that the performance of the South Carolina health plan in 2014 is more representative of its likely long-term performance than are its financial results for 2015.
Texas. Premium revenue grew $643 million, or 49%, in 2015 compared with 2014, primarily due to the addition of ABD members receiving nursing facility benefits effective March 1, 2015, and the start-up of the Texas MMP program on that date. The medical care ratio increased to 92.3% in 2015, from 90.8% in 2014, primarily as a result of lower percentage margins on premiums to support nursing home services. As previously disclosed, we are unable to recognize certain quality related revenue in Texas because we do not have historical information, clear definitions, and clarity around minimum standards.
Utah. The medical care ratio of the Utah health plan decreased to 90.6% in 2015, from 92.2% in 2014, primarily due to improved financial performance of the plan's Medicare program.
Washington. Premium revenue grew $297 million, or 23%, in 2015 when compared with 2014, primarily due to growth in Medicaid expansion membership. The medical care ratio decreased to 91.7% in 2015, from 93.4% in 2014, as a lower medical care ratio for the ABD program more than offset a higher medical care ratio in the TANF and Medicaid expansion programs.
Wisconsin. Premium revenue grew $105 million, or 67%, in 2015 compared with 2014 as a result of increased Marketplace enrollment. The medical care ratio decreased to 82.4% in 2015, from 86.8% in 2014, primarily as a result of improvement in the financial performance of the Wisconsin health plan's Medicaid program.
2014 Compared with 2013
California. The medical care ratio for the California health plan decreased significantly to 83.3% in 2014 from 88.9% in 2013. Additionally, medical margin improved $171 million when compared with 2013. This improvement was the result of higher enrollment, primarily due to the addition of approximately 107,000 Medicaid expansion members; and premium increases effective October 1, 2013 (2.5%), and July 1, 2014 (5.5%). During 2014, the plan benefited from the recognition of approximately $23 million in premium revenue and medical margin that related to 2013 as a result of certain programmatic changes implemented by the state of California. In 2013, the plan recognized approximately $32 million of premium revenue related to 2012 and earlier years as a result of retroactive rate increases from the state of California. The plan served its first MMP members in 2014.
Florida. Due to the re-procurement undertaken by the Florida Agency for Health Care Administration starting in 2014, the Florida health plan transitioned many of its members to other health plans in the second quarter of 2014, and then added approximately 105,000 members in the second half of 2014, both from the addition of new service areas and through acquisitions. Although revenue increased approximately 66% at the plan for the year ended December 31, 2014, when compared with 2013, profitability fell in 2014. The higher medical care costs were the result of 1) the assumption of risk for LTSS benefits for certain members effective December 2013 (as noted above percentage profit margins for LTSS benefits are generally less than those for other benefits); and 2) our inability to recognize revenue related to a rate increase effective September 1, 2014, as a result of those rates not being finalized prior to year end.
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
New Mexico. Premium revenue at the New Mexico health plan increased 141% for 2014 compared with 2013, primarily as a result of the addition of Medicaid behavioral health and LTSS benefits effective January 1, 2014, and the addition of approximately 54,000 Medicaid expansion members during the course of 2014. The medical care ratio of the plan increased to 92.6% in 2014, from 86.1% in 2013. The higher medical care ratio was the result of: 1) the assumption of risk for LTSS benefits effective January 1, 2014; and 2) premium rates effective January 1, 2014 that did not keep pace with the increase in medical costs in 2014.
Ohio. The medical care ratio of the Ohio health plan increased to 86.0% in 2014, from 84.2% in 2013, primarily due to the increase in Medicaid expansion enrollment (which is incurring a medical care ratio slightly in excess of the plan's traditional experience), and the initiation of the Ohio MMP.
South Carolina. The South Carolina health plan began serving members on January 1, 2014, and finished the year with a medical care ratio of 84.7%.
Texas. Financial performance at the Texas health plan declined in 2014, when compared with 2013. The medical care ratio of the Texas health plan increased to 90.8% in 2014, from 86.4% in 2013. Our inability to recognize a portion of the plan's quality revenue reduced income before taxes by approximately $26 million, or $0.33 per diluted share, for the year ended December 31, 2014. Approximately $20 million of this amount is related to measures for which we lack sufficient information to calculate our compliance. Removing quality revenue and profit-sharing adjustments would have resulted in a medical care ratio of approximately 88% in 2014 and 86% in 2013.
Utah. The medical care ratio of the Utah health plan increased to 92.2% in 2014, from 83.4% in 2013, due to deteriorating margins for both Medicaid and Medicare products.
Washington. Financial performance at the Washington health plan declined in 2014, when compared with 2013.The medical care ratio of the plan increased to 93.4% in 2014, compared with 88.0% in 2013, primarily due to the high cost of medical services relative to revenue for members served under the state's program for ABD members. The plan added approximately 102,000 Medicaid expansion members in 2014. The plan received a blended rate increase of approximately 3% effective January 1, 2015. For the plan’s ABD membership, the rate increase effective January 1, 2015 was 11%.
Wisconsin. The medical care ratio of the Wisconsin health plan increased to 86.8% in 2014, compared with 79.7% in 2013.
Molina Medicaid Solutions Segment
2015 Compared with 2014
Service revenue declined $15 million in 2015 compared with 2014, primarily due to an extension of the Idaho contract under which we are now amortizing certain deferred revenues over a longer term. Service margin was consistent between 2015 and 2014, with 2015 showing a $2 million increase.
2014 Compared with 2013
Service margin improved $9 million for the year ended December 31, 2014, compared with 2013, primarily the result of increased revenues due to higher Medicaid transaction volumes and lower cost of services overall.
Other Segment
Our Other segment includes other businesses, such as our Pathways behavioral health and social services provider, that do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to other reportable segments. The Other segment service margin for the year ended December 31, 2015, was insignificant.
Consolidated Expenses
General and Administrative Expenses. General and administrative expenses increased slightly to 8.1% of revenue in 2015, from 7.9% in 2014, primarily the result of dramatic growth in our Marketplace membership. Excluding Marketplace broker and exchange fees from both years, the general and administrative expense ratio decreased to 7.5% in 2015 from 7.9% in 2014.
General and administrative expenses decreased to 7.9% of revenue in 2014, from 10.1% in 2013. The significant decline in the ratio of general and administrative expenses relative to total revenue was primarily the result of improved leverage of fixed administrative expenses over higher total revenue.
Premium Tax Expense. The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) decreased to 2.9% in 2015, from 3.2% in 2014. This decrease was primarily due to the current year increase in MMP revenues, which are not subject to premium taxes.
The premium tax ratio increased to 3.2% in 2014, from 2.7% in 2013. In June 2014, the state of Michigan instituted a 6% use tax on medical premiums. That state agreed to fund this tax through rate increases; as a result, we recorded approximately $30 million in additional premium revenue in 2014, as well as corresponding premium tax expense.
Health Insurer Fee (HIF) Revenue and Expenses. For our Medicaid program, actuarial standards require that we be reimbursed by state Medicaid agencies for both the expense associated with the HIF and the absence of tax deductibility for that expense. During 2015, we secured full reimbursement for our expenses under the HIF (including the absence of tax deductibility) and as a result HIF revenue, as a percentage of premium revenue, increased to 2.0% in 2015, from 1.3% in 2014. During 2015, we recognized approximately $20 million of HIF premium revenue meant to reimburse us for the cost of HIF expense recognized in 2014. Health insurer fee expenses, as a percentage of premium revenue, were 1.2% in 2015, compared with 1.0% in 2014.
In addition, both HIF revenue and expenses increased over the prior year proportionally to the increase in the total HIF tax base, which is assessed to all insurers. This base increased to $11.3 billion in 2015, from $8.0 billion in 2014. Refer to "Liquidity and Capital Resources—Financial Condition" below, for further discussion of the HIF.

Depreciation and Amortization. The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, a reduction of revenue, or as cost of service revenue.

	Year Ended December 31,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in millions)
Depreciation, and amortization of capitalized software, continuing operations	$87	0.6%	$75	0.8%
Amortization of intangible assets, continuing operations	17	0.1	18	0.2
Depreciation and amortization, continuing operations	104	0.7	93	1.0
Amortization recorded as reduction of service revenue	1	—	3	—
Amortization of capitalized software recorded as cost of service revenue	21	0.1	38	0.4
Depreciation and amortization reported in statement of cash flows	$126	0.8%	$134	1.4%

	Year Ended December 31,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Dollar amounts in millions)
Depreciation, and amortization of capitalized software, continuing operations	$75	0.8%	$55	0.8%
Amortization of intangible assets, continuing operations	18	0.2	18	0.3
Depreciation and amortization, continuing operations	93	1.0	73	1.1
Amortization recorded as reduction of service revenue	3	—	3	—
Amortization of capitalized software recorded as cost of service revenue	38	0.4	18	0.3
Depreciation and amortization reported in statement of cash flows	$134	1.4%	$94	1.4%
Interest Expense. Interest expense increased to $66 million for the year ended December 31, 2015, compared with $57 million for the year ended December 31, 2014. The increase was due primarily to our issuance of $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, in the fourth quarter of 2015. For further details regarding this transaction, please refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 12, "Debt."
Interest expense increased to $57 million for the year ended December 31, 2014, compared with $52 million for the year ended December 31, 2013. The increase was due primarily to our 3.75% Notes exchange transaction and related issuance of 1.625% Notes in 2014, and lease financing transactions executed in 2013. For further details regarding these transactions, please refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 12, "Debt."
Interest expense includes non-cash interest expense relating to the amortization of the discount on our long-term debt obligations, which amounted to $30 million, $27 million and $23 million for the years ended December 31, 2015, 2014, and 2013, respectively.
We expect interest expense to continue to increase in the future due to interest on the 5.375% Notes which were issued in November 2015.
Income Taxes. The provision for income taxes in continuing operations is recorded at an effective rate of 55.5% for the year ended December 31, 2015, compared with 53.8% for the year ended December 31, 2014. The effective tax rate for 2015 is higher than 2014 primarily as a result of certain discrete tax benefits recorded in 2014 that were not recurring in 2015.
The provision for income taxes in continuing operations was recorded at an effective rate of 53.8% for the year ended December 31, 2014, compared with 44.8% for the year ended December 31, 2013. The increase is primarily due to the nondeductible health insurer fee in 2014 that did not exist in 2013.

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
Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of 10 years or less (excluding variable rate securities, for which interest rates are periodically reset) and that the average maturity be three years or less. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels. As of December 31, 2015, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted primarily of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities.
Investment income increased to $18 million for the year ended December 31, 2015, compared with $8 million for the year ended December 31, 2014, primarily due to the increase in invested assets. Our annualized portfolio yields for the year ended December 31, 2015 was 0.5%, and for both years ended December 31, 2014 and 2013, was 0.4%.
Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold our restricted investments until maturity. Declines in interest rates over time will reduce our investment income.
Cash in excess of the capital needs of our regulated health plans is generally paid to our unregulated parent company in the form of dividends, when and as permitted by applicable regulations, for general corporate use. We received $125 million in dividends from our regulated health plan subsidiaries, and $17 million in dividends from our unregulated subsidiaries during 2015. We did not receive any dividends from our regulated health plan subsidiaries during the year ended December 31, 2014, because significant growth across all of our health plans necessitated that the plans retain their cash to meet increasing net worth requirements. See further discussion in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 19, "Commitments and Contingencies," under the subheading "Regulatory Capital and Dividend Restrictions," and Note 22, "Condensed Financial Information of Registrant," under "Note C - Dividends and Capital Contributions."
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Year Ended December 31,
	2015	2014	2013	2014 to 2015 Change	2013 to 2014 Change
	(In millions)
Net cash provided by operating activities	$1,125	$1,060	$190	$65	$870
Net cash used in investing activities	(1,420)	(536)	(543)	(884)	7
Net cash provided by financing activities	1,085	79	493	1,006	(414)
Net increase in cash and cash equivalents	$790	$603	$140	$187	$463
Operating Activities. Cash provided by operating activities was $1,125 million in 2015 compared with $1,060 million in 2014, an increase of $65 million. This increase was due primarily to increased net income of $81 million, and collection of premiums receivable at our California health plan in the first quarter of 2015. These sources of cash were partially offset by:

•
A decrease in amounts due to government agencies of $268 million, primarily due to a fourth quarter 2015 Medicaid expansion-related payment to the state of Washington's Medicaid authority of $247 million. Changes in this account relate primarily to Health Plans segment programs that contain medical cost floors or medical cost corridors. Under such programs, a portion of certain Medicaid, Medicare, and Marketplace premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs; and

•
The change in medical claims and benefits payable, which resulted in the use of $49 million, primarily because membership and related medical costs grew at a higher rate in 2014 than in 2015, resulting in a lower year-over-year change in 2015.

In 2014, cash provided by operating activities was $1,060 million compared with $190 million for 2013, an increase of $870 million. This increase was primarily due to a $442 million increase in amounts due to government agencies because of a significant increase in amounts accrued for medical cost floor contract provisions, primarily associated with our Medicaid expansion membership. In addition, medical claims and benefits payable increased $356 million due to significant membership growth in 2014.
Investing Activities. Cash used in investing activities increased to $1,420 million in 2015, compared with $536 million in 2014, an increase of $884 million. This increase was due in part to higher purchases of investments, net of sales and maturities, amounting to $477 million, a result of cash generated from 2015 financing activities, described below.
In addition, cash paid for business acquisitions increased $406 million. As described in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 1 ,"Basis of Presentation," we closed several business acquisitions in 2015. Additionally, we announced several Health Plans acquisitions in 2015 that did not close until January 1, 2016. Because the closing dates for these acquisitions fell on January 1, 2016, a holiday, approximately $101 million was recorded to prepaid expenses and other assets as of December 31, 2015, for purchase price amounts funded in December 2015. Such amounts are reported in investing activities in the accompanying consolidated statements of cash flows.
In 2014, cash used in investing activities was $536 million, comparable with $543 million in 2013.
Financing Activities. Cash provided by financing activities was $1,085 million in 2015, primarily due to net proceeds from our fiscal 2015 offerings of 5.375% Notes, amounting to $689 million, and common stock, amounting to $373 million. In 2014, cash provided by financing activities was $79 million, which included primarily $123 million net proceeds from our fiscal 2014 offering of 1.625% Notes, partially offset by $50 million paid to settle contingent consideration liabilities associated with our 2013 business acquisitions. In 2013, net proceeds from our 1.125% Notes offering and lease financing transactions provided $623 million, which was partially offset by $53 million used to purchase treasury stock and $88 million to repay debt.
Financial Condition
We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
On a consolidated basis, at December 31, 2015, our working capital was $1,484 million compared with $1,028 million at December 31, 2014. At December 31, 2015, our cash and investments amounted to $4,241 million, compared with $2,666 million of cash and investments at December 31, 2014.
Regulatory Capital. Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements upon us that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us.
Based upon current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,229 million at December 31, 2015, and $859 million at December 31, 2014. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $612 million and $203 million as of December 31, 2015, and 2014, respectively.
Debt Ratings. Our 5.375% Notes are rated "BB" by Standard & Poor's, and "Ba3" by Moody's Investor Service, Inc. A significant downgrade in our ratings could adversely affect our borrowing capacity and costs.
Health Insurer Fee. Effective January 1, 2014, the ACA requires most health plans to pay a fee based on premium revenue (the Health Insurer Fee, or HIF). The HIF is not tax deductible. Actuarial standards require that states reimburse us for the HIF we incur related to Medicaid revenue, in addition to paying us a "tax gross up" to compensate us for incremental income taxes we pay because the HIF is not tax deductible. During 2015, we secured full reimbursement for our expenses under the HIF.

The following table provides the details of our HIF revenue reimbursement by health plan to date in 2015 (in millions):

	HIF Reimbursement Revenue, Gross(1)
	Year Ended December 31, 2015
	Recognized					Necessary for Full Reimbursement
	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Total
2015 HIF:
California	$—	$17	$6	$8	$31	$31
Florida	2	2	2	2	8	8
Illinois	1	1	1	1	4	4
Michigan	—	—	21	7	28	28
New Mexico	7	8	8	7	30	30
Ohio	12	12	12	12	48	48
South Carolina	3	3	3	3	12	12
Texas	6	6	6	5	23	23
Utah	—	—	4	2	6	6
Washington	11	11	6	9	37	37
Wisconsin	1	1	1	2	5	5
Subtotal, Medicaid	43	61	70	58	232	232
Marketplace	—	—	1	1	2	2
Medicare	6	4	4	5	19	19
	49	65	75	64	253	$253
2014 HIF:
California	—	12	—	—	12
Michigan	—	—	7	—	7
Utah	—	—	1	—	1
	$49	$77	$83	$64	$273

Recognized in:
Health insurer fee revenue	$48	$74	$81	$61	$264
Premium tax revenue	1	3	2	3	9
	$49	$77	$83	$64	$273
_____________

(1)	Amounts in the table include our estimate of the full economic impact of the excise tax including premium tax and the income tax effect.
Future Sources and Uses of Liquidity
Shelf Registration Statement. We have a shelf registration statement on file with the Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding the terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, investments in or extensions of credit to our subsidiaries and the financing of possible acquisitions or business expansion.
Credit Facility. In June 2015, we entered into an unsecured $250 million revolving credit facility (Credit Facility). Borrowings under the Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. The Credit Facility has a term of five years and all amounts outstanding will be due and payable on June 12, 2020. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $350 million. Our ability to borrow under the Credit Facility is subject to compliance with certain covenants. As of December 31, 2015, outstanding letters of credit amounting to $6 million reduced the borrowing capacity to $244 million, and no amounts were outstanding under the Credit Facility.

Announced Acquisitions. As described in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 1, "Basis of Presentation," we announced several Health Plans acquisitions in 2015 that did not close until January 1, 2016. Because the closing dates for these acquisitions fell on January 1, 2016, a holiday, approximately $101 million was recorded to prepaid expenses and other assets as of December 31, 2015, for purchase price amounts funded in December 2015. Such amounts are reported in investing activities in the accompanying consolidated statements of cash flows. The total aggregate purchase price for these acquisitions amounted to approximately $115 million.
Convertible Senior Notes. In February 2013, we issued $550 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020, unless earlier repurchased or converted. We refer to these notes as our 1.125% Notes. In September 2014, we issued $302 million aggregate principal amount of 1.625% convertible senior notes due August 14, 2044, unless earlier repurchased, redeemed, or converted. We refer to these notes as our 1.625% Notes. As of December 31, 2015, the aggregate outstanding principal amount of our 1.125% Notes and our 1.625% Notes was $550 million and $302 million, respectively. Both our 1.125% Notes and our 1.625% Notes are convertible into cash prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger. The 1.125% Notes met the stock price trigger in the quarter ended December 31, 2015, and are convertible to cash through at least March 31, 2016. Because the 1.125% Notes may be converted into cash within 12 months, the $448 million carrying amount is reported in current portion of long-term debt as of December 31, 2015. In addition, holders of our 1.625% Notes may convert their notes into cash during any calendar quarter (and only during such calendar quarter) if the last reported sales price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $75.51 per share. The last reported sale price of our common stock as reported on the New York Stock Exchange on February 23, 2016 was $62.28 per share. As of December 31, 2015, our 1.625% Notes were not convertible. If conversion requests are received, the settlement of the notes must be paid primarily in cash pursuant to the terms of the relevant indentures.
For economic reasons related to the trading market for our 1.125% Notes, we believe that the amount of the notes that may be converted over the next twelve months, if any, will not be significant. However, if the trading market for our 1.125% Notes becomes closed or restricted due to market turmoil or other reasons such that the notes cannot be traded, or if the trading price of our 1.125% Notes, which normally trade at a marginal premium to the underlying composite stock-and-interest economic value, no longer includes that marginal premium, holders of our 1.125% Notes may elect to convert the notes to cash. As of December 31, 2015, we had sufficient available cash, combined with borrowing capacity available under our Credit Facility, to fund such conversions.
States' Budgets. From time to time the states in which our health plans operate may delay premium payments. For example, the state of Illinois is currently operating without a budget for its fiscal year ending June 30, 2016. As of December 31, 2015, our Illinois health plan served approximately 98,000 members, and recognized premium revenue of approximately $397 million for the year ended December 31, 2015. As of February 23, 2016, Illinois is current with its premium payments.
In another example, the Commonwealth of Puerto Rico has reported that it may lack sufficient resources to fund all necessary governmental programs including health care-related programs, as well as meet its debt obligations for its fiscal year ending June 30, 2016. Our Puerto Rico health plan became operational on April 1, 2015. As of December 31, 2015, the plan served approximately 348,000 members and recognized premium revenue of approximately $192 million in the fourth quarter of 2015, or approximately $64 million per month. As of February 23, 2016, the Commonwealth continues to pay us weekly for current membership.
It is the practice of the Commonwealth to pay us for eligible members only after those members have been assigned to us, and our plan has sent electronic confirmation of the receipt of eligibility. Particularly in the early stages of our contract with Puerto Rico, the plan's confirmation of eligibility of certain members was not accepted by the Commonwealth as a result of various technical issues. The plan has continued to pay for medical services for all members in question, but the Commonwealth is withholding payment of approximately $12 million of premium revenue related to those members. We believe we have a valid claim to all of the premiums withheld and we are in discussions with the Commonwealth regarding this matter.
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

Medical Claims and Benefits Payable — Health Plans Segment
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	December 31,
	2015	2014	2013
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,191	$871	$424
Pharmacy payable	88	71	45
Capitation payable	140	28	20
Other (1)	266	231	181
	$1,685	$1,201	$670
_______________________________

(1)
"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. As of December 31, 2015, 2014 and 2013, we recorded non-risk provider payables relating to such intermediary arrangements of approximately $167 million, $119 million and $151 million, respectively.

The determination of our liability for medical claims and benefits payable is particularly important to the determination of our financial position and results of operations in any given period. Such determination of our liability requires the application of a significant degree of judgment by our management.
As a result, the determination of our liability for medical claims and benefits payable is subject to an inherent degree of uncertainty. Our medical care costs include amounts that have been paid by us through the reporting date, as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. Such medical care cost liabilities include, among other items, unpaid fee-for-service claims, capitation payments owed providers, unpaid pharmacy invoices, and various medically related administrative costs that have been incurred but not paid. We use judgment to determine the appropriate assumptions for determining the required estimates.
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are incurred but not paid (IBNP). Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the table above, our estimated IBNP liability represented $1,191 million of our total medical claims and benefits payable of $1,685 million as of December 31, 2015.
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
The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2015 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding December 31, 2015, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in millions.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$348
(4)%	232
(2)%	116
2%	(116)
4%	(232)
6%	(348)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2015 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in millions.

(Decrease) Increase in Trended Per member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(202)
(4)%	(135)
(2)%	(67)
2%	67
4%	135
6%	202
The following per-share amounts are based on a combined federal and state statutory tax rate of 37%, and 56 million diluted shares outstanding for the year ended December 31, 2015. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at December 31, 2015, net income for the year ended December 31, 2015 would increase or decrease by approximately $37 million, or $0.66 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at December 31, 2015, net income for the year ended December 31, 2015 would increase or decrease by approximately $21 million, or $0.38 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $183 million, or $3.29 per diluted share, and $106 million, or $1.91 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, errors in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $37 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.

After we have established our base IBNP reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, once again using actuarial techniques, to account for adverse deviation in our claims payments which the base actuarial model is not intended to and does not account for. We refer to this additional liability as the provision for adverse claims deviation. The provision for adverse claims deviation is a component of our overall determination of the adequacy of our IBNP. It is intended to capture the potential inadequacy of our IBNP estimate as a result of our inability to adequately assess the impact of factors such as changes in the speed of claims receipt and payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations such as the aged, blind or disabled, changes to state-controlled fee schedules upon which a large proportion of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNP after considering the base actuarial model reserves and the provision for adverse claims deviation.
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

	Year ended December 31,
	2015	2014	2013
	(Dollars in millions, except per-member amounts)
Balances at beginning of period	$1,201	$670	$495
Components of medical care costs related to:
Current period	11,935	8,123	5,434
Prior periods (1)	(141)	(46)	(53)
Total medical care costs	11,794	8,077	5,381

Change in non-risk provider payables	48	(32)	111

Payments for medical care costs related to:
Current period	10,448	7,064	4,932
Prior periods	910	450	385
Total paid	11,358	7,514	5,317
Balances at end of period	$1,685	$1,201	$670

Benefit from prior periods as a percentage of:
Balance at beginning of period	11.8%	6.9%	10.7%
Premium revenue	1.1%	0.5%	0.9%
Medical care costs	1.2%	0.6%	1.0%

Claims Data:
Days in claims payable, fee for service	48	49	43
Number of members at end of period	3,533,000	2,623,000	1,931,000
Number of claims in inventory at end of period	380,800	307,700	145,800
Billed charges of claims in inventory at end of period	$816	$719	$277
Claims in inventory per member at end of period	0.11	0.12	0.08
Billed charges of claims in inventory per member end of period	$230.91	$273.92	$143.19
Number of claims received during the period	40,173,300	27,597,000	21,317,500
Billed charges of claims received during the period	$46,211	$30,316	$21,415

Commitments and Contingencies
We are not a party to off-balance sheet financing arrangements, except for operating leases which are disclosed in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 19 ,"Commitments and Contingencies."
Contractual Obligations
In the table below, we present our contractual obligations as of December 31, 2015. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.
Additionally, we have a variety of other contractual agreements related to acquiring services used in our operations. However, we believe these other agreements do not contain material noncancelable commitments.

	Total (1)	2016	2017-2018	2019-2020	2021 and Beyond
	(In millions)
Medical claims and benefits payable	$1,685	$1,685	$—	$—	$—
Principal amount of senior notes (2)	1,552	—	—	550	1,002
Amounts due government agencies	729	729	—	—	—
Interest on long-term debt	424	49	97	91	187
Lease financing obligations	403	15	32	33	323
Operating leases	232	49	88	56	39
Purchase commitments	15	11	4	—	—
	$5,040	$2,538	$221	$730	$1,551
_______________________________

(1)
As of December 31, 2015, we have recorded approximately $9 million of unrecognized tax benefits. The table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. For further information, refer to Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 14, "Income Taxes."

(2)
Represents the principal amounts due on our 5.375% Senior Notes due 2022, 1.125% Cash Convertible Senior Notes due 2020, and our 1.625% Convertible Senior Notes due 2044 (1.625% Notes). The 1.625% Notes have a contractual maturity date in 2044; however, on specified dates beginning in 2018, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes, as described in Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, Note 12, "Debt."

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
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2016

MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Amounts in millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,329	$1,539
Investments	1,801	1,019
Receivables	597	596
Income taxes refundable	13	—
Prepaid expenses and other current assets	192	49
Derivative asset	374	—
Total current assets	5,306	3,203
Property, equipment, and capitalized software, net	393	341
Deferred contract costs	81	54
Intangible assets, net	122	89
Goodwill	519	272
Restricted investments	109	102
Derivative asset	—	329
Deferred income taxes	18	15
Other assets	28	30
	$6,576	$4,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,685	$1,201
Amounts due government agencies	729	527
Accounts payable and accrued liabilities	362	242
Deferred revenue	223	196
Income taxes payable	—	9
Current maturities of long-term debt	449	—
Derivative liability	374	—
Total current liabilities	3,822	2,175
Senior notes	962	690
Lease financing obligations	198	157
Lease financing obligations - related party	—	40
Derivative liability	—	329
Other long-term liabilities	37	34
Total liabilities	5,019	3,425
Stockholders’ equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding: 56 shares at December 31, 2015 and 50 shares at December 31, 2014	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	803	396
Accumulated other comprehensive loss	(4)	(1)
Retained earnings	758	615
Total stockholders’ equity	1,557	1,010
	$6,576	$4,435

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In millions, except per-share data)
Revenue:
Premium revenue	$13,241	$9,023	$6,179
Service revenue	253	210	205
Premium tax revenue	397	294	172
Health insurer fee revenue	264	120	—
Investment income	18	8	7
Other revenue	5	12	26
Total revenue	14,178	9,667	6,589
Operating expenses:
Medical care costs	11,794	8,076	5,380
Cost of service revenue	193	157	161
General and administrative expenses	1,146	765	666
Premium tax expenses	397	294	172
Health insurer fee expenses	157	89	—
Depreciation and amortization	104	93	73
Total operating expenses	13,791	9,474	6,452
Operating income	387	193	137
Other expenses, net:
Interest expense	66	57	52
Other (income) expense, net	(1)	1	4
Total other expenses, net	65	58	56
Income from continuing operations before income tax expense	322	135	81
Income tax expense	179	73	36
Income from continuing operations	143	62	45
Income from discontinued operations, net of tax expense (benefit) of $0, $0, and $(10), respectively	—	—	8
Net income	$143	$62	$53

Basic net income per share:
Income from continuing operations	$2.75	$1.34	$0.98
(Loss) income from discontinued operations	—	(0.01)	0.18
Basic net income per share	$2.75	$1.33	$1.16
Diluted net income per share:
Income from continuing operations	$2.58	$1.30	$0.96
(Loss) income from discontinued operations	—	(0.01)	0.17
Diluted net income per share	$2.58	$1.29	$1.13
Weighted average shares outstanding:
Basic	52	47	46
Diluted	56	48	47

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net income	$143	$62	$53
Other comprehensive income (loss):
Unrealized investment loss	(5)	—	(1)
Effect of income tax benefit	2	—	—
Other comprehensive loss, net of tax	(3)	—	(1)
Comprehensive income	$140	$62	$52

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Outstanding	Amount					Total
	(In millions)
Balance at January 1, 2013	47	$—	$285	$—	$500	$(3)	$782
Net income	—	—	—	—	53	—	53
Other comprehensive loss, net	—	—	—	(1)	—	—	(1)
Purchase of treasury stock	(2)	—	—	—	—	(53)	(53)
Retirement of treasury stock	—	—	(56)	—	—	56	—
Issuance of warrants	—	—	79	—	—	—	79
Share-based compensation	1	—	31	—	—	—	31
Tax benefit from share-based compensation	—	—	2	—	—	—	2
Balance at December 31, 2013	46	—	341	(1)	553	—	893
Net income	—	—	—	—	62	—	62
Convertible senior notes transactions, including issuance costs	2	—	22	—	—	—	22
Share-based compensation	2	—	30	—	—	—	30
Tax benefit from share-based compensation	—	—	3	—	—	—	3
Balance at December 31, 2014	50	—	396	(1)	615	—	1,010
Net income	—	—	—	—	143	—	143
Other comprehensive loss, net	—	—	—	(3)	—	—	(3)
Common stock offering, including issuance costs	6	—	373	—	—	—	373
Share-based compensation	—	—	26	—	—	—	26
Tax benefit from share-based compensation	—	—	8	—	—	—	8
Balance at December 31, 2015	56	$—	$803	$(4)	$758	$—	$1,557

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Operating activities:
Net income	$143	$62	$53
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	134	94
Deferred income taxes	(7)	(2)	(32)
Share-based compensation	23	22	29
Amortization of convertible senior notes and lease financing obligations	30	27	23
Other, net	19	7	18
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	56	(298)	(149)
Prepaid expenses and other current assets	(35)	(20)	(23)
Medical claims and benefits payable	482	531	175
Amounts due government agencies	202	470	28
Accounts payable and accrued liabilities	84	11	33
Deferred revenue	24	74	(20)
Income taxes	(22)	42	(39)
Net cash provided by operating activities	1,125	1,060	190
Investing activities:
Purchases of investments	(1,923)	(953)	(770)
Proceeds from sales and maturities of investments	1,126	633	400
Purchases of equipment	(132)	(115)	(98)
Increase in restricted investments	(6)	(34)	(19)
Net cash paid in business combinations	(450)	(44)	(62)
Other, net	(35)	(23)	6
Net cash used in investing activities	(1,420)	(536)	(543)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	689	123	538
Proceeds from common stock offering, net of issuance costs	373	—	—
Proceeds from sale-leaseback transactions	—	—	159
Purchase of call option	—	—	(149)
Proceeds from issuance of warrants	—	—	75
Contingent consideration liabilities settled	—	(50)	—
Treasury stock purchases	—	—	(53)
Principal payments on term loan	—	—	(48)
Repayment of amount borrowed under credit facility	—	—	(40)
Proceeds from employee stock plans	18	14	9
Principal payments on convertible senior notes	—	(10)	—
Other, net	5	2	2
Net cash provided by financing activities	1,085	79	493
Net increase in cash and cash equivalents	790	603	140
Cash and cash equivalents at beginning of period	1,539	936	796
Cash and cash equivalents at end of period	$2,329	$1,539	$936

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2015	2014	2013
	(Amounts in millions)

Supplemental cash flow information:

Cash paid during the period for:
Income taxes	$197	$30	$95
Interest	$38	$29	$35

Schedule of non-cash investing and financing activities:
Senior notes exchange transaction	$—	$177	$—
Retirement of treasury stock	$—	$—	$56
Increase in non-cash lease financing obligation - related party	$—	$14	$27
Common stock used for stock-based compensation	$(15)	$(9)	$(8)

Details of business combinations:
Fair value of assets acquired	$(389)	$(52)	$(122)
Fair value of liabilities assumed	41	—	—
Fair value of contingent consideration liabilities incurred	—	—	60
Payable to seller	—	8	—
Amounts advanced for acquisitions	(102)	—	—
Net cash paid in business combinations	$(450)	$(44)	$(62)

Details of change in fair value of derivatives, net:
Gain on 1.125% Notes Call Option	$45	$143	$37
Loss on 1.125% Notes Conversion Option	(45)	(143)	(37)
Loss on 1.125% Warrants	—	—	(4)
Change in fair value of derivatives, net	$—	$—	$(4)

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments. These segments include our Health Plans and Molina Medicaid Solutions segments, which comprise the vast majority of our operations, and our Other segment. As of December 31, 2015, we changed our reporting structure as a result of the Pathways acquisition in November 2015, which is reported in Other. See Note 20, "Segment Information," for further details.
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of December 31, 2015, these health plans served over 3.5 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate.
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
Our Other segment includes other businesses, such as our Pathways behavioral health and social services provider, that do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to other reportable segments.
Market Update—Other
Pathways. On November 1, 2015, we acquired all of the outstanding ownership interests in Pathways Health and Community Support LLC (Pathways), formerly known as Providence Human Services, LLC. Pathways is one of the largest national providers of accessible, outcome-based behavioral/mental health and social services with operations in 23 states and the District of Columbia. See Note 4, "Business Combinations," for further information.
Market Updates—Health Plans
Medicare-Medicaid Plans. To coordinate care for those who qualify to receive both Medicare and Medicaid services (the "dual eligible"), and to deliver services to these individuals in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). We operate MMPs in six states. Our MMPs in California, Illinois, and Ohio offered coverage beginning in 2014; our MMPs in South Carolina and Texas offered coverage beginning in the first quarter of 2015; and our MMP in Michigan offered coverage beginning in the second quarter of 2015. At December 31, 2015, our membership included approximately 51,000 integrated MMP members.
Florida. On November 1, 2015, our Florida health plan closed on its acquisition of the Medicaid contracts, and certain assets related to operation of the Medicaid business, of Integral Health Plan, Inc. See Note 4, "Business Combinations," for further information.
On August 1, 2015, our Florida health plan closed on its acquisition of the Medicaid contracts, and certain assets related to the operation of the Medicaid business, of Preferred Medical Plan, Inc. See Note 4, "Business Combinations," for further information.

Illinois. On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business of, Accountable Care Chicago, LLC, also known as MyCare Chicago. We assumed approximately 58,000 Medicaid members in this acquisition.
On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business, of Loyola Physician Partners, LLC. We assumed approximately 21,000 Medicaid members in this acquisition.
On November 30, 2015, we announced that our Illinois health plan entered into an agreement to assume the membership and certain Medicaid assets of Better Health Network, LLC (Better Health). As of November 30, 2015, Better Health served approximately 40,000 members in the Medicaid Family Health program in Cook County. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close during the first half of 2016.
Michigan. On January 1, 2016, our Michigan health plan closed on its acquisition of the Medicaid and MIChild membership, and certain Medicaid and MIChild assets, of HAP Midwest Health Plan, Inc. We assumed approximately 81,000 Medicaid and MIChild members in this acquisition.
In October 2015, the Michigan Department of Health and Human Services announced that Molina Healthcare of Michigan was recommended to serve the state's Medicaid members under Michigan's Comprehensive Health Plan, which commenced on January 1, 2016. The new contract has a five-year term with three one-year extensions, and covers Regions 2 through 6, and 8 through 10 of the state, representing an expansion into 18 additional counties compared with the previous Michigan Medicaid contract.
On September 1, 2015, our Michigan health plan closed on its acquisition of the Medicaid and MIChild contracts, and certain provider agreements, of HealthPlus of Michigan and its subsidiary, HealthPlus Partners, Inc. See Note 4, "Business Combinations," for further information.
Puerto Rico. Effective April 1, 2015, our Puerto Rico health plan served its first members. As of December 31, 2015, our Puerto Rico plan enrollment amounted to approximately 348,000 members.
Washington. In November 2015, our Washington health plan was selected by the Washington State Health Care Authority (HCA) to negotiate and enter into managed care contracts for the Southwest region of the state's Apple Health Fully Integrated Managed Care Program. Molina Healthcare of Washington was selected by HCA pursuant to the request for proposal HCA issued in August 2015. The start date for the new contract is scheduled for April 1, 2016.
On January 1, 2016, our Washington health plan closed on its acquisition of the Medicaid membership and certain Medicaid assets of Columbia United Providers, Inc. We assumed approximately 57,000 Medicaid members in this acquisition.
Market Update—Molina Medicaid Solutions
New Jersey. On April 9, 2015, the state of New Jersey announced its selection of Molina Medicaid Solutions to design and operate that state's new Medicaid management information system (MMIS). The new contract was effective May 1, 2015, and has a term of 10 years with three one-year renewal options. Molina Medicaid Solutions was the state's incumbent MMIS provider, and was awarded the new contract as a result of Molina Medicaid Solutions' submission in response to the state of New Jersey's request for proposals.
Consolidation
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries, and variable interest entities in which Molina Healthcare, Inc. is considered to be the primary beneficiary. See Note 18, "Variable Interest Entities (VIEs)," for more information regarding these variable interest entities. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the periods presented have been included; such adjustments consist of normal recurring adjustments. All significant inter-company balances and transactions have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for periods subsequent to their acquisition.
Presentation and Reclassifications
Beginning in 2013, after our Medicaid contract with the state of Missouri expired, we have reported the results relating to the Missouri health plan as discontinued operations for all periods presented. Additionally, we abandoned our equity interests in the Missouri health plan during the second quarter of 2013, resulting in the recognition of a tax benefit of $10 million, which is also included in discontinued operations in the consolidated statements of income. The Missouri health plan's premium revenues were insignificant for all periods presented.

We have reclassified certain amounts in the 2014 consolidated balance sheet to conform to the 2015 presentation relating to the presentation of deferred taxes and debt issuance costs. Both reclassifications are a result of recently adopted accounting pronouncements. See Note 2, "Significant Accounting Policies," for further information.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include:

•	The determination of medical claims and benefits payable of our Health Plans segment;

•	Health plan contractual provisions that may limit revenue recognition based upon the costs incurred or the profits realized under a specific contract;

•	Health plan quality incentives that allow us to recognize incremental revenue if certain quality standards are met;

•	Molina Medicaid Solutions segment revenue and cost recognition;

•	Settlements under risk or savings sharing programs;

•	The assessment of deferred contract costs, deferred revenue, long-lived and intangible assets, and goodwill for impairment;

•	The determination of professional and general liability claims, and reserves for potential absorption of claims unpaid by insolvent providers;

•	The determination of reserves for the outcome of litigation;

•	The determination of valuation allowances for deferred tax assets; and

•	The determination of unrecognized tax benefits.
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
Our investment policy requires that all of our investments have final maturities of 10 years or less (excluding variable rate securities where interest rates may be periodically reset), and that the average maturity be three years or less. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. Declines in interest rates over time will reduce our investment income.
In general, our available-for-sale securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. We monitor our investments for other-than-temporary impairment. For comprehensive discussions of the fair value and classification of our current and non-current investments, see Note 5, "Fair Value Measurements," Note 6, "Investments," and Note 10, "Restricted Investments."
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

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Depreciation, and amortization of capitalized software, continuing operations	$87	$75	$55
Amortization of intangible assets, continuing operations	17	18	18
Depreciation and amortization, continuing operations	104	93	73
Amortization recorded as reduction of service revenue	1	3	3
Amortization of capitalized software recorded as cost of service revenue	21	38	18
Depreciation and amortization reported in the statement of cash flows	$126	$134	$94
Long-Lived Assets, including Intangible Assets
Long-lived assets consist primarily of property, equipment, capitalized software and intangible assets. Finite-lived, separately-identified intangible assets acquired in business combinations are assets that represent future expected benefits but lack physical substance (such as purchased contract rights and provider contracts). Intangible assets are initially recorded at fair value and are then amortized on a straight-line basis over their expected useful lives, generally between two and 15 years.
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
No significant impairment charges relating to long-lived assets, including intangible assets, were recorded in the years ended December 31, 2015, 2014, and 2013.

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
To determine whether goodwill is impaired, we measure the fair values of our reporting units and compare them to the carrying values of the respective units, including goodwill. If the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared with the carrying amount of goodwill to determine whether goodwill is impaired.
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
No impairment charges relating to goodwill were recorded in the years ended December 31, 2015, 2014, and 2013.
Business Combinations
Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. Refer to Note 4, "Business Combinations," for further details regarding our 2015 acquisitions.
Restricted Investments
Restricted investments, which consist of certificates of deposit and U.S. treasury securities, are designated as held-to-maturity and are carried at amortized cost, which approximates fair value. The use of these funds is limited to specific purposes as required by regulation in the various states in which we operate, or as protection against the insolvency of capitated providers. We have the ability to hold our restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. See Note 10, "Restricted Investments."
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
In certain instances, we have required providers to place funds on deposit with us as protection against their potential insolvency. These reserves are frequently in the form of segregated funds received from the provider and held by us or placed in a third-party financial institution. These funds may be used to pay claims that are the financial responsibility of the provider in the event the provider is unable to meet these obligations. Additionally, we have recorded liabilities for estimated losses arising from provider instability or insolvency in excess of provider funds on deposit with us. Such liabilities were not material at December 31, 2015 and 2014.
Premium Revenue - Health Plans
Premium revenue is generated primarily from our Medicaid, Medicare and Marketplace contracts, including agreements with other managed care organizations for which we operate as a subcontractor. Premium revenue is generally received based on per member per month (PMPM) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive health care services, and premiums collected in advance are deferred. The state Medicaid programs and the federal Medicare program periodically adjust premium. Additionally, many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions.
The following table summarizes premium revenue from continuing operations for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
California	$2,200	16.6%	$1,523	16.9%	$750	12.1%
Florida	1,199	9.0	439	4.9	265	4.3
Illinois	397	3.0	153	1.7	8	0.1
Michigan	1,067	8.1	781	8.7	676	11.0
New Mexico	1,237	9.3	1,076	11.9	447	7.2
Ohio	2,034	15.4	1,553	17.2	1,099	17.8
Puerto Rico	567	4.3	—	—	—	—
South Carolina	348	2.6	381	4.2	—	—
Texas	1,961	14.8	1,318	14.6	1,291	20.9
Utah	331	2.5	310	3.4	311	5.0
Washington	1,602	12.1	1,305	14.5	1,168	18.9
Wisconsin	261	2.0	156	1.7	143	2.3
Direct delivery	37	0.3	28	0.3	21	0.4
	$13,241	100.0%	$9,023	100.0%	$6,179	100.0%
Certain components of premium revenue are subject to accounting estimates and fall into the following categories:
Contractual Provisions That May Adjust or Limit Revenue or Profit
Medicaid
Medical Cost Floors (Minimums), Medical Cost Corridors, and Administrative Cost Ceilings (Maximums): A portion of certain premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $224 million and $392 million at December 31, 2015 and December 31, 2014, respectively, to amounts due government agencies. Approximately $208 million of the liability accrued at December 31, 2015 relates to our participation in Medicaid expansion programs.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. We had $3 million recorded at December 31, 2015 relating to such provisions. No such receivables were recorded at December 31, 2014.
Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage, in some cases in accordance with a tiered rebate schedule. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. As a result of profits in excess of the amount we are allowed to retain, we recorded a liability of $10 million at December 31, 2015. The amount recorded at December 31, 2014 was insignificant.
Retroactive Premium Adjustments: In New Mexico, when members are retroactively enrolled into our health plan we earn revenue only to the extent of the actual medical costs incurred by us for services provided during those retroactive periods, plus a small percentage of that medical cost for administration and profit. This cost plus arrangement for members retroactively enrolled in our health plan first became effective July 1, 2014 (retroactive to January 1, 2014). We are paid normal monthly capitation rates for the retroactive eligibility periods, and the difference between those capitation rates and the amounts due us on a cost plus basis are periodically settled with the state. To date, no such settlement has been made with the state. Our New Mexico contract is not specific as to the definition of retroactive membership, and the amount we owe the state (or that the state owes us) for the difference between capitation received and amounts due us under the cost plus arrangement varies widely depending upon the definition of retroactive membership.
In August 2015 the state provided us with a request for payment under the terms of this contract provision for the period January 1, 2014 through December 31, 2014. That request was based upon definitions of retroactive membership that were at odds with our interpretations of that term. The New Mexico health plan reduced revenue by approximately $24 million in 2015 as a result of aligning more closely our definition of retroactive membership with the state's definition. Using the state's definition of retroactive membership, however, we estimate that the state will ultimately seek repayment of an amount that ranges from $15 million to $20 million higher than what we have accrued. We do not believe that any reasonable definition of retroactive membership supports the state's position, and expect to resolve this matter with payment of the amount we have accrued at December 31, 2015. We are currently engaged in discussions with the state regarding the appropriate amount, if any, owed to the state under this contract term.
Medicare
Risk Adjustment: Based on member encounter data that we submit to the Centers for Medicare and Medicaid Services (CMS), our Medicare premiums are subject to retroactive increase or decrease based upon member medical conditions for up to two years after the original year of service. We estimate the amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns and CMS practices. Based on our knowledge of member health care utilization patterns and expenses, we have recorded a net payable of $4 million and a net receivable of $8 million for anticipated Medicare risk adjustment premiums at December 31, 2015 and December 31, 2014, respectively.
Marketplace
Premium Stabilization Programs: The Affordable Care Act (ACA) established Marketplace premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the "3R's," include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program.

•
Permanent risk adjustment program: Under this permanent program, our health plans' risk scores are compared to the overall average risk score for the relevant state and market pool. Generally, our health plans will pay into the pool if their risk scores are below the average risk score, and will receive funds from the pool if their risk scores are above the average risk score. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income.

•
Transitional reinsurance program: This program is designed to provide reimbursement to insurers for high cost members. Our health plans pay an annual contribution on a per-member basis, and are eligible for recoveries if claims for individual members exceed a specified threshold, up to a maximum amount. This three-year program will end on December 31, 2016. We recognize the assessments to fund the transitional reinsurance program as a reduction to premium revenue in our consolidated statements of income. We recognize recoveries under the reinsurance program as a reduction to medical care costs in our consolidated statements of income.

•
Temporary risk corridor program: This program is intended to limit gains and losses of insurers by comparing allowable costs to a target amount as defined by the U.S. Department of Health and Human Services (HHS). Variances from the target amount exceeding certain thresholds may result in amounts due to or receivables due from HHS. This three-year program will end on December 31, 2016. Due to uncertainties as to the amount of federal funding available to support the risk corridor program, we do not recognize amounts receivable under this program. All liabilities are recognized as incurred. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk corridor program as an adjustment to premium revenue in our consolidated statements of income.

Additionally, the ACA established a minimum annual medical loss ratio (Minimum MLR) of 80% for the Marketplace. The medical loss ratio represents medical costs as a percentage of premium revenue. What constitutes medical costs and premium revenue are specifically defined by federal regulations. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. Each of the 3R programs is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income.
We record receivables or payables related to the 3R programs and the Minimum MLR when the amounts are reasonably estimable as described above, and, for receivables, collection is reasonably assured.

Our receivables (payables) for each of these programs, as of the dates indicated, were as follows (in millions):

	December 31, 2015	December 31, 2014
Risk adjustment	$(214)	$(5)
Reinsurance	36	5
Risk corridor	(10)	—
Minimum MLR	(3)	—
Quality Incentives
At several of our health plans, revenue ranging from approximately 1% to 4% of certain health plan premiums is earned if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of December 31, 2015 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of December 31, 2015.

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Maximum available quality incentive premium - current period	$118	$90	$63

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$66	$40	$46
Earned prior periods	13	4	9
Total	$79	$44	$55

Total premium revenue recognized for state health plans with quality incentive premiums	$11,107	$7,084	$2,980
Medical Care Costs - Health Plans
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

•
Other medical expenses: All medically related administrative costs, certain provider incentive costs, and other health care expenses are classified as other medical expenses. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2015, 2014, and 2013, medically related administrative costs were $398 million, $263 million, and $153 million, respectively.
The following table provides the details of our consolidated medical care costs from continuing operations for the periods indicated (dollars in millions, except PMPM amounts):

	Year Ended December 31,
	2015			2014			2013
	Amount	PMPM	% of Total	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee-for-service	$8,572	$218.35	72.7%	$5,673	$202.87	70.2%	$3,612	$160.43	67.1%
Pharmacy	1,610	41.01	13.7	1,273	45.54	15.8	935	41.54	17.4
Capitation	982	25.02	8.3	748	26.77	9.3	604	26.83	11.2
Direct delivery	128	3.26	1.1	96	3.44	1.2	48	2.14	0.9
Other	502	12.79	4.2	286	10.22	3.5	181	8.05	3.4
Total	$11,794	$300.43	100.0%	$8,076	$288.84	100.0%	$5,380	$238.99	100.0%
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
We report reinsurance premiums as a reduction to premium revenue, while related reinsurance recoveries are reported as a reduction to medical care costs. We limit our risk of catastrophic losses by maintaining high deductible reinsurance coverage. Such reinsurance coverage does not relieve us of our primary obligation to our policyholders. We do not consider this coverage to be material because the cost is not significant and the likelihood that coverage will apply is low.
Taxes Based on Premiums
Health Insurer Fee. The federal government under the ACA imposes an annual fee, or excise tax, on health insurers for each calendar year. The HIF is based on a company's share of the industry's net premiums written during the preceding calendar year, and is non-deductible for income tax purposes. We recognize expense for the HIF over the year on a straight-line basis. Because we primarily serve individuals in government-sponsored programs, we must secure additional reimbursement from our state partners for this added cost. We recognize the related revenue when we have obtained a contractual commitment or payment from a state to reimburse us for the HIF; such HIF revenue is recognized ratably throughout the year.
Premium and Use Tax. Certain of our health plans are assessed a tax based on premium revenue collected. The premium revenues we receive from these states include the premium tax assessment. We have reported these taxes on a gross basis, as premium tax revenue and as premium tax expense in the consolidated statements of income.
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our contracts for providing medical care services to our members and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future premiums are compared to anticipated medical care costs, including the cost of processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. No such accrual was recorded as of December 31, 2015 or 2014.

Service Revenue and Cost of Service Revenue — Molina Medicaid Solutions
The payments received by our Molina Medicaid Solutions segment under its state contracts are based on the performance of multiple services. The first of these is the design, development and implementation (DDI) of a Medicaid management information system (MMIS). An additional service, following completion of DDI, is the operation of the MMIS under a business process outsourcing (BPO) arrangement. When providing BPO services (which include claims payment and eligibility processing) we also provide the state with other services including both hosting and support, and maintenance.
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
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state and Puerto Rico taxes, nondeductible expenses under the Affordable Care Act Health Insurer Fee (HIF), nondeductible compensation and other general and administrative expenses. The effective tax rate may be subject to fluctuations during the year, particularly as a result of the level of pretax earnings, and also as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers. For further discussion and disclosure, see Note 14, "Income Taxes."
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. We invest a substantial portion of our cash in the PFM Funds Prime Series — Institutional Class, and the PFM Funds Government Series. These funds represent a portfolio of highly liquid money market securities that are managed by PFM Asset Management LLC (PFM), a Virginia business trust registered as an open-end management investment fund. As of December 31, 2015 and 2014, our investments with PFM amounted to approximately $605 million and $321 million, respectively. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels. Our investments consist primarily of investment-grade debt securities with a maximum maturity of 10 years and an average duration of three years or less. Restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Concentration of credit risk with respect to accounts receivable is limited because our payors consist principally of the governments of each state in which our health plan subsidiaries operate.
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
We operate health plans primarily as a direct contractor with the states (or Commonwealth), and in Los Angeles County, California, as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. Our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.
Recent Accounting Pronouncements Not Yet Adopted
Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The ASU is effective for us beginning in the first quarter of 2019, and requires a modified retrospective transition approach. Early adoption is permitted; we are currently evaluating the potential effects of the adoption to our financial statements.

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which will require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Also, entities will have to assess the realizability of a deferred tax asset related to an available for sale debt security in combination with the entity’s other deferred tax assets. Effective for us in the first quarter of 2018, ASU 2016-01 is applied prospectively with a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Early adoption is permitted in regards to certain provisions of the standard; we are evaluating the potential effects of the adoption to our financial statements.
Revenue Recognition. In July 2015, the FASB affirmed its proposal to defer the effective date of ASU 2014-09, Revenue from Contracts with Customers, for all entities by one year. As a result, public business entities will apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and for interim reporting periods within annual reporting periods beginning after December 15, 2017. We intend to adopt this standard on January 1, 2018. We are currently evaluating our plan for adoption and its impact to our revenue recognition policies, procedures and control framework, and the resulting impact to our consolidated financial position, results of operations and cash flows.
Short-Duration Contracts. In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, which will require additional disclosure on the liability for unpaid claims and claim adjustment expenses. We intend to adopt this standard effective for our annual report for the year ending December 31, 2016, and for interim periods thereafter. It requires additional disclosure only and will not have a significant impact to our consolidated financial statements.
Software Licenses. In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which will require customers to determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use to make this determination. The ASU also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. This ASU will be effective for us in the first quarter of 2016, and is applied either prospectively or retrospectively. We are evaluating the potential effects of adoption to our financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.
Recent Accounting Pronouncements Adopted
Income Taxes. In the fourth quarter of 2015, we early adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred tax assets and liabilities to be classified as non-current, in a classified statement of financial position. We have applied the guidance retrospectively to all periods presented. Such retrospective adoption had an insignificant impact to our consolidated balance sheets, and had no impact to our consolidated statements of income, stockholders’ equity, and cash flows.
Business Combinations. In the fourth quarter of 2015, we early adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires acquirers to recognize adjustments to provisional amounts identified during the measurement period (a reasonable time period after the acquisition date) in the reporting period in which such adjustment amounts are determined. For the year ended December 31, 2015, there was no impact to our consolidated financial statements.
Debt Issuance Costs. In the fourth quarter of 2015, we early adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In a subsequent Staff Announcement, the SEC announced that it would not object to the deferral and presentation of debt issuance costs relating to line-of-credit arrangements as an asset. We have applied the guidance retrospectively to all periods presented. Such retrospective adoption had an insignificant impact to our consolidated balance sheets, and had no impact to our consolidated statements of income, stockholders’ equity, and cash flows.

3. Net Income per Share
The following table sets forth the calculation of the denominators used to compute basic and diluted net income per share:

	December 31,
	2015	2014	2013
	(In millions)
Shares outstanding at the beginning of the period	49	46	47
Weighted-average number of shares:
Issued:
Common stock offering	3	—	—
Convertible senior notes	—	1	—
Repurchased	—	—	(1)
Denominator for basic net income per share	52	47	46
Effect of dilutive securities:
Share-based compensation	1	—	1
Convertible senior notes (1)	1	1	—
1.125% Warrants (1)	2	—	—
Denominator for diluted net income per share	56	48	47

Potentially dilutive common shares excluded from calculations (2):
1.125% Warrants	—	13	12
_______________________________

(1)
For more information regarding the convertible senior notes, including the 1.625% Notes, 3.75% Notes, and 3.75% Exchange, refer to Note 12, "Debt." For more information regarding the 1.125% Warrants, refer to Note 13, "Derivatives."

(2)
The dilutive effect of all potentially dilutive common shares is calculated using the treasury-stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the years ended December 31, 2014 and 2013, the 1.125% Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock.

4. Business Combinations
During 2015, we closed on business combinations in both the Health Plans and Other segments. For all of these transactions we applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to tangible and intangible assets acquired, and liabilities assumed based on their respective fair values. For Health Plans acquisitions, in general, only intangible assets are acquired. All of the 2015 acquisitions were funded using available cash.
Health Plans
Consistent with our strategy to grow in our existing markets, we closed the following Health Plans acquisitions in 2015:
Florida. On November 1, 2015, our Florida health plan closed on its acquisition of the Medicaid contracts, and certain assets related to operation of the Medicaid business, of Integral Health Plan, Inc. The final purchase price was $67 million, and the Florida health plan added approximately 101,000 members in the Northwest and Southwest regions of Florida as a result of this transaction. On the closing date, we withheld 10%, or approximately $7 million, of the purchase price to establish an indemnification amount held as security for the seller's indemnification obligations under the purchase agreement. We have recorded the indemnification amount to restricted assets, which will be settled in November 2016. If we do not have any claims against the seller on or before the settlement date, we will pay the full withhold amount to the seller. As of December 31, 2015, we had not made any claims against the withhold amount.
On August 1, 2015, our Florida health plan closed on its acquisition of the Medicaid contracts, and certain assets related to the operation of the Medicaid business, of Preferred Medical Plan, Inc. The final purchase price was $8 million, and the Florida health plan added approximately 23,000 members as a result of this transaction.

Michigan. On September 1, 2015, our Michigan health plan closed on its acquisition of the Medicaid and MIChild contracts, and certain provider agreements, of HealthPlus of Michigan and its subsidiary, HealthPlus Partners, Inc. The purchase price was $47 million, and the Michigan health plan added approximately 68,000 members as a result of this transaction.
For the Health Plans acquisitions closed in 2015, we recorded goodwill amounting to $90 million in the aggregate, which relates to future economic benefits arising from expected synergies to be achieved. Such synergies include use of our existing infrastructure to support the added membership. The amount recorded as goodwill represents intangible assets that do not qualify for separate recognition as identifiable intangible assets. The entire amount recorded as goodwill is deductible for income tax purposes. Refer to the table below for a summary of the intangible assets identified, and their economic lives.
Announced Acquisitions. As described in Note 1, "Basis of Presentation," we announced several Health Plans acquisitions in 2015 that did not close until January 1, 2016. Because the closing dates for these acquisitions fell on January 1, 2016, a holiday, approximately $101 million was recorded to prepaid expenses and other assets as of December 31, 2015, for purchase price amounts funded in December 2015. Such amounts are reported in investing activities in the accompanying consolidated statements of cash flows. The total aggregate purchase price for these acquisitions amounted to approximately $115 million, which will be allocated among goodwill and intangible assets. The initial accounting for these transactions is incomplete.
Transaction costs associated with the Health Plans acquisitions were insignificant.
Other
Pathways. Consistent with our strategy to acquire and develop new products and capabilities, on November 1, 2015, we acquired all of the outstanding ownership interests in Pathways Health and Community Support LLC (Pathways), formerly known as Providence Human Services, LLC. Pathways is one of the largest national providers of accessible, outcome-based behavioral/mental health and social services with operations in 23 states and the District of Columbia.
The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the date of acquisition.

November 1, 2015
(In millions)
Assets:
Cash and cash equivalents	$20
Receivables	52
Prepaid expenses and other current assets	4
Property and equipment	14
Intangible assets	19
Goodwill	155
Other assets	1
Liabilities:
Medical claims and benefits payable	(2)
Accounts payable and accrued liabilities	(23)
Deferred revenue	(2)
Other long-term liabilities	(7)
Total purchase price	$231
As of December 31, 2015, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized, including tax assets and liabilities. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including expected medical cost synergies to be achieved, and the workforce acquired. Such synergies include the achievement of better outcomes for our members through more effective care coordination and integration, and our retention of the net profit margin captured by the mental health provider. The workforce acquired is a significant component of goodwill because it represents primarily the patient-facing employees, now employed by us, who provide the behavioral/mental health and social services. Approximately 10% of the goodwill recorded at December 31, 2015, is deductible for income tax purposes. This percentage may increase if certain tax elections are completed in 2016.

The gross contractual amount of receivables, at the acquisition date, was approximately $61 million. At the acquisition date, the best estimate of contractual cash flows not expected to be collected was approximately $9 million.
In connection with this acquisition, we incurred approximately $3 million in transaction costs, which are recorded in general and administrative expenses.
The following table presents the intangible assets identified, by segment. The weighted-average amortization period for the Health Plans identified intangible assets, in the aggregate, is 6.4 years. The weighted-average amortization period for the Other identified intangible assets, in the aggregate, is 4.2 years.

	Fair Value	Life (years)
	(In millions)
Intangible asset type
Health Plans:
Contract rights - member list	$23	5
Provider network	9	10
Other:
Contract licenses	5	2
Contract rights - member list	14	5
	$51
5. Fair Value Measurements
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
Derivative financial instruments. Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of December 31, 2015 included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 13, "Derivatives," the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated. The changes in Level 3 instruments for the year ended December 31, 2015 were insignificant.

Our financial instruments measured at fair value on a recurring basis at December 31, 2015, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,184	$—	$1,184	$—
Government-sponsored enterprise securities (GSEs)	211	211	—	—
Municipal securities	185	—	185	—
Certificates of deposit	80	—	80	—
U.S. treasury notes	78	78	—	—
Asset-backed securities	63	—	63	—
Subtotal - current investments	1,801	289	1,512	—
1.125% Call Option derivative asset	374	—	—	374
Total assets measured at fair value on a recurring basis	$2,175	$289	$1,512	$374

1.125% Conversion Option derivative liability	$374	$—	$—	$374
Total liabilities measured at fair value on a recurring basis	$374	$—	$—	$374
Our financial instruments measured at fair value on a recurring basis at December 31, 2014, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$641	$—	$641	$—
GSEs	122	122	—	—
Municipal securities	127	—	127	—
Certificates of deposit	69	—	69	—
U.S. treasury notes	60	60	—	—
Subtotal - current investments	1,019	182	837	—
1.125% Call Option derivative asset	329	—	—	329
Total assets measured at fair value on a recurring basis	$1,348	$182	$837	$329

1.125% Conversion Option derivative liability	$329	$—	$—	$329
Total liabilities measured at fair value on a recurring basis	$329	$—	$—	$329
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes, which are classified as Level 2 financial instruments, are indicated in the following table. Fair value for these securities is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets. As described in Note 2, "Significant Accounting Policies," the carrying amount of debt has been reduced by deferred issuance costs for all periods presented.

	December 31, 2015		December 31, 2014
	Carrying	Total Fair Value	Carrying	Total Fair Value
	Amount		Amount
	(In millions)
5.375% Notes	$689	$700	$—	$—
1.125% Convertible Notes	448	865	426	767
1.625% Convertible Notes	273	365	264	337
	$1,410	$1,930	$690	$1,104

6. Investments
The following tables summarize our investments as of the dates indicated:

	December 31, 2015
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In millions)
Corporate debt securities	$1,189	$—	$5	$1,184
GSEs	212	—	1	211
Municipal securities	186	—	1	185
Certificates of deposit	80	—	—	80
U.S. treasury notes	78	—	—	78
Asset-backed securities	63	—	—	63
	$1,808	$—	$7	$1,801

	December 31, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In millions)
Corporate debt securities	$643	$—	$2	$641
GSEs	122	—	—	122
Municipal securities	127	—	—	127
Certificates of deposit	69	—	—	69
U.S. treasury notes	60	—	—	60
	$1,021	$—	$2	$1,019
The contractual maturities of our investments as of December 31, 2015 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$830	$829
Due after one year through five years	967	962
Due after five years through ten years	11	10
	$1,808	$1,801
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the years ended December 31, 2015, 2014 and 2013 were insignificant.
We have determined that unrealized gains and losses at December 31, 2015 and 2014 are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2015.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$825	$4	588	$119	$1	87
GSEs	182	1	77	—	—	—
Municipal securities	128	1	181	5	—	12
Certificates of deposit	53	—	218	—	—	—
U.S. treasury notes	53	—	32	—	—	—
Asset-backed securities	55	—	47	—	—	—
	$1,296	$6	1,143	$124	$1	99
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2014.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$379	$1	265	$29	$1	10
GSEs	75	—	22	3	—	3
Municipal securities	54	—	64	11	—	13
Certificates of deposit	13	—	52	—	—	—
U.S. treasury notes	19	—	13	—	—	—
	$540	$1	416	$43	$1	26

7. Receivables
Receivables consist primarily of amounts due from government Medicaid agencies, which may be subject to potential retroactive adjustments. Because all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for doubtful accounts is immaterial. The information below is presented by segment.

	December 31,
	2015	2014
	(In millions)
California	$104	$311
Florida	22	2
Illinois	35	32
Michigan	39	20
New Mexico	51	50
Ohio	66	45
Puerto Rico	33	—
South Carolina	6	4
Texas	56	29
Utah	18	6
Washington	53	43
Wisconsin	22	8
Direct delivery and other	6	11
Total Health Plans segment	511	561
Molina Medicaid Solutions segment	37	35
Other segment	49	—
	$597	$596
8. Property, Equipment, and Capitalized Software
A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2015	2014
	(In millions)
Land	$16	$15
Building and improvements	153	195
Furniture and equipment	250	141
Capitalized software	336	267
	755	618
Less: accumulated depreciation and amortization on building and improvements, furniture and equipment	(167)	(129)
Less: accumulated amortization for capitalized software	(195)	(148)
	(362)	(277)
Property, equipment, and capitalized software, net	$393	$341
Depreciation recognized for building and improvements, and furniture and equipment was $49 million, $35 million, and $27 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of capitalized software was $52 million, $59 million, and $46 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Molina Center. We acquired the Molina Center in December 2011. Subsequently, in June 2013 we entered into a sale-leaseback transaction for the Molina Center. Due to our continuing involvement with the leased property, the sale did not qualify for sales recognition and we remain the "accounting owner" of the property. See Note 12, "Debt."

Future minimum rental income on noncancelable leases from third party tenants of the Molina Center is sublease rental income, and is reported in other revenue in our consolidated statements of income. The future minimum rental income is as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(In millions)
Future minimum rentals	$4	4	4	2	2	1	$17

9. Goodwill and Intangible Assets
The following table provides the details of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Net Balance
	(In millions)
Intangible assets:
Contract rights and licenses	$224	$120	$104
Customer relationships	25	23	2
Contract backlog	24	24	—
Provider networks	27	11	16
Balance at December 31, 2015	$300	$178	$122
Intangible assets:
Contract rights and licenses	$182	$105	$77
Customer relationships	25	23	2
Contract backlog	24	23	1
Provider networks	18	9	9
Balance at December 31, 2014	$249	$160	$89
Based on the balances of our identifiable intangible assets as of December 31, 2015, we estimate that our intangible asset amortization will be $25 million in 2016, $25 million in 2017, $22 million in 2018, $18 million in 2019, and $13 million in 2020. For a presentation of our goodwill and intangible assets by reportable segment, refer to Note 20, "Segment Information."
The following table presents the balances of goodwill as of December 31, 2015 and 2014:

	December 31, 2014	Acquisitions by Segment		December 31, 2015
		Health Plans	Other
	(In millions)
Goodwill, gross	$330	$90	$157	$577
Accumulated impairment losses	(58)	—	—	(58)
Goodwill, net	$272	$90	$157	$519
The changes in the carrying amounts of goodwill and intangible assets, at cost, in 2015 were due to the acquisitions described in Note 4, "Business Combinations."

10. Restricted Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by government authorities in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. In connection with a Molina Medicaid Solutions segment state contract, we maintained restricted investments as collateral for a letter of credit as of December 31, 2014. The following table presents the balances of restricted investments:

	December 31,
	2015	2014
	(In millions)
Florida	$34	$29
Michigan	1	1
New Mexico	43	35
Ohio	12	13
Puerto Rico	10	5
South Carolina	—	6
Texas	4	3
Utah	4	4
Wisconsin	1	—
Other	—	1
Total Health Plans segment	109	97
Molina Medicaid Solutions segment	—	5
	$109	$102
The contractual maturities of our held-to-maturity restricted investments as of December 31, 2015 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$100	$100
Due one year through five years	9	9
	$109	$109
11. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	December 31,
	2015	2014	2013
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,191	$871	$424
Pharmacy payable	88	71	45
Capitation payable	140	28	20
Other	266	231	181
	$1,685	$1,201	$670
"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $167 million, $119 million and $151 million, as of December 31, 2015, 2014 and 2013, respectively.
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

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Balances at beginning of period	$1,201	$670	$495
Components of medical care costs related to:
Current period	11,935	8,123	5,434
Prior periods	(141)	(46)	(53)
Total medical care costs	11,794	8,077	5,381

Change in non-risk provider payables	48	(32)	111

Payments for medical care costs related to:
Current period	10,448	7,064	4,932
Prior periods	910	450	385
Total paid	11,358	7,514	5,317
Balances at end of period	$1,685	$1,201	$670

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
Assuming that our initial estimate of IBNP is accurate, we believe that amounts ultimately paid would generally be between 8% and 10% less than the IBNP liability recorded at the end of the period as a result of the inclusion in that liability of the provision for adverse claims deviation and the accrued cost of settling those claims. Because the amount of our initial liability is merely an estimate (and therefore not perfectly accurate), we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will fall within the range of 8% to 10% lower than the liability that was initially recorded. Furthermore, because our initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate—we only know when the circumstances for any one or more factors are out of the ordinary.
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
As indicated above, the amounts ultimately paid out on our medical claims and benefits payable liabilities in fiscal years 2015, 2014, and 2013 were less than what we had expected when we had established those liabilities. The differences between our original estimates and the amounts ultimately paid out (or now expected to be ultimately paid out) for the most part related to IBNP. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
2015
We believe that the most significant factors that will determine the accuracy of our IBNP estimates at December 31, 2015 are:

•
A new version of diagnosis codes was required for all claims with dates of service October 1, 2015 and later. As a result, payment was delayed for a significant number of claims due to the use of diagnosis codes that were no longer valid. Due to the resulting variability in the ratio of paid to billed amounts, the reserves are subject to more than the usual amount of uncertainty.

•
At our Illinois, Puerto Rico and Wisconsin health plans, we overpaid certain provider and outpatient facility claims due to a system configuration error. For this reason, the reserves are subject to more than the usual amount of uncertainty.

•
Our Michigan health plan added approximately 68,000 new members under an acquisition in the third quarter of 2015. Because these new members may have different utilization patterns than our legacy members, the reserves are subject to more than the usual amount of uncertainty.

•
Our Puerto Rico health plan started operations on April 1, 2015. Because we lack sufficient historical claims data, our reserves as of December 31, 2015 are based on a combination of claims payment experience and the expected claims in the pricing assumptions. For this reason, the reserves are subject to more than the usual amount of uncertainty.

We recognized favorable prior period claims development in the amount of $141 million for the year ended December 31, 2015. This amount represents our estimate as of December 31, 2015, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2014 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

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

•
At our New Mexico health plan, the state implemented a retroactive increase to the provider fee schedules in mid-2014. As a result, many claims that were previously settled were reopened, and subject to, additional payment. Because our reserving methodology is most accurate when claims payment patterns are consistent and predictable, the payment of additional amounts on claims that in some cases had been settled more than six months before added a substantial degree of complexity to our liability estimation process. Due to the difficulties in addressing that added complexity, liabilities recorded as of December 31, 2014, were in excess of amounts ultimately paid.

•	At our Washington health plan, in 2015 we collected amounts related to certain claims paid in 2013. Such collections were not anticipated in our reserves as of December 31, 2014.
2014
We recognized favorable prior period claims development in the amount of $46 million for the year ended December 31, 2014. This amount represented our estimate as of December 31, 2014, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2013 was more than the amount that was ultimately paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

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

2013
We recognized favorable prior period claims development in the amount of $53 million for the year ended December 31, 2013. This amount represented our estimate as of December 31, 2013, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2012 was more than the amount that was ultimately paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

•
At our Washington health plan certain high-cost newborns, as well as other high-cost disabled members, were covered by the health plan effective July 1, 2012. Because we lacked sufficient historical claims data, we initially estimated the reserves for these new members based upon a number of factors. Our actual costs were ultimately less than expected.

•	At our New Mexico health plan, we overestimated the impact of certain high-dollar outstanding claim payments as of December 31, 2012.

•	At our Ohio health plan, we overestimated the impact of several potential high-dollar claims relating to our ABD members.
12. Debt
As of December 31, 2015, contractual maturities of debt for the years ending December 31 are as follows (in millions):

	Total	2016	2017	2018	2019	2020	Thereafter
5.375% Notes	$700	$—	$—	$—	$—	$—	$700
1.125% Convertible Notes	550	—	—	—	—	550	—
1.625% Convertible Notes (1)	302	—	—	—	—	—	302
Other	1	1	—	—	—	—	—
	$1,553	$1	$—	$—	$—	$550	$1,002

(1)
The 1.625% Notes have a contractual maturity date in 2044; however, on specified dates beginning in 2018 as described below, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes, or we may redeem any or all of the 1.625% Notes.

Substantially all of our debt is held at the parent, which is reported in the Other segment. The principal amounts, unamortized discount (net of premium related to 1.625% Notes), unamortized issuance costs, and net carrying amounts of debt were as follows:

	Principal Balance	Unamortized Discount	Unamortized Issuance Costs	Net Carrying Amount
	(In millions)
December 31, 2015:
5.375% Notes	$700	$—	$11	$689
1.125% Convertible Notes	550	95	7	448
1.625% Convertible Notes	302	25	4	273
Other	1	—	—	1
	$1,553	$120	$22	$1,411
December 31, 2014:
1.125% Convertible Notes	$550	$115	$9	$426
1.625% Convertible Notes	302	33	5	264
	$852	$148	$14	$690

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Interest cost recognized for the period relating to:
Contractual interest coupon rate	$17	$13	$13
Amortization of the discount	29	26	22
	$46	$39	$35
5.375% Senior Notes due 2022. On November 10, 2015, we completed the private offering of $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, unless earlier redeemed. Interest is payable semiannually in arrears on May 15 and November 15, beginning on May 15, 2016. The 5.375% Notes are not convertible into our common stock or any other securities.
The 5.375% Notes are guaranteed by certain of our wholly owned subsidiaries. The 5.375% Notes and the guarantees are effectively subordinated to all existing and future secured debt of us and our guarantors to the extent of the assets securing such debt. In addition, the 5.375% Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities and preferred stock of our subsidiaries that do not guarantee the 5.375% Notes.
We may redeem some or all of the 5.375% Notes at any time, and prior to August 15, 2022, at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest thereon, plus a "make-whole" premium. Thereafter, we may redeem some or all of the 5.375% Notes at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest thereon. The 5.375% Notes contain customary non-financial covenants and change of control provisions.
In connection with the issuance and sale of the 5.375% Notes, we entered into a registration rights agreement. Under this agreement, we will use commercially reasonable efforts to register substantially identical notes (the Exchange Notes) with the SEC in 2016. We will then offer such freely tradable Exchange Notes in exchange for the 5.375% Notes. We will pay additional interest on the 5.375% Notes if the Exchange Notes offering is not completed timely.
Credit Facility. In June 2015, we entered into an unsecured $250 million revolving credit facility (Credit Facility). The Credit Facility has a term of five years and all amounts outstanding will be due and payable on June 12, 2020. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $350 million. As of December 31, 2015, outstanding letters of credit amounting to $6 million reduced the borrowing capacity to $244 million, and no amounts were outstanding under the Credit Facility.
Borrowings under the Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee.
Although the Credit Facility is not secured by any of our assets, certain of our wholly owned subsidiaries have jointly and severally guaranteed our obligations under the Credit Facility.
The Credit Facility contains customary non-financial and financial covenants, including a minimum fixed charge coverage ratio, a maximum debt-to-EBITDA ratio and minimum statutory net worth. At December 31, 2015, we were in compliance with all financial covenants under the Credit Facility.
1.125% Cash Convertible Senior Notes due 2020. In February 2013, we issued $550 million aggregate principal amount of 1.125% cash convertible senior notes (1.125% Notes) due January 15, 2020, unless earlier repurchased or converted. Interest is payable semiannually in arrears on January 15 and July 15.
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
The 1.125% Notes met the stock price trigger in the quarter ended December 31, 2015, and are convertible into cash through at least March 31, 2016. Because the 1.125% Notes may be converted to cash within 12 months, the $448 million carrying amount is reported in current portion of long-term debt as of December 31, 2015.
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

This discount is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate of approximately 6%. As of December 31, 2015, the 1.125% Notes have a remaining amortization period of 4.0 years. The 1.125% Notes' if-converted value exceeded their principal amount by approximately $332 million and $93 million as of December 31, 2015 and December 31, 2014, respectively.
1.625% Convertible Senior Notes due 2044. In September 2014, we issued $125 million principal amount of 1.625% convertible senior notes (1.625% Notes) due August 15, 2044, unless earlier repurchased, redeemed or converted. Combined with the 1.625% Notes issued in connection with the 3.75% Exchange described below, the aggregate principal amount issued under the 1.625% Notes was $302 million.
Interest is payable semiannually in arrears on February 15 and August 15. In addition, beginning with the semiannual interest period commencing immediately following the interest payment date on August 15, 2018, contingent interest will accrue on the 1.625% Notes during any semiannual interest period in which certain conditions or events occur, or under certain events of default. For example, additional interest of 0.25% per year will be payable on the 1.625% Notes for any semiannual interest period for which the principal amount of 1.625% Notes outstanding is less than $100 million.
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

As of December 31, 2015, the 1.625% Notes were not convertible.
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
Because the 1.625% Notes are net share settled and have cash settlement features, we have allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 1.625% Notes resulted in a debt discount that is amortized back to the 1.625% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. The expected life of the debt is approximately four years, beginning on the issuance date and ending on the first date we may redeem the notes in August 2018. As of December 31, 2015, the 1.625% Notes have a remaining amortization period of 2.6 years. This has resulted in our recognition of interest expense on the 1.625% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5%. The outstanding 1.625% Notes’ if-converted value exceeded their principal amount by approximately $10 million as of December 31, 2015, and did not exceed their principal amount as of December 31, 2014. At December 31, 2015 and December 31, 2014, the equity component of the 1.625% Notes, including the impact of deferred taxes, was $23 million.
3.75% Exchange. In August 2014, we entered into separate, privately negotiated, exchange agreements (the 3.75% Exchange) with certain holders of our outstanding 3.75% convertible senior notes due 2014 (the 3.75% Notes). In this transaction, we exchanged $177 million aggregate principal amount of the 3.75% Notes for $177 million principal amount of 1.625% convertible senior notes due 2044, approximately 2 million shares of our common stock, and payment of accrued interest on the exchanged 3.75% Notes; additionally, we issued approximately 81,000 shares of common stock for services rendered in connection with the 3.75% Exchange. We did not receive any proceeds from the 3.75% Exchange.
3.75% Notes. As described above, we entered into the 3.75% Exchange transaction in August 2014, under which we exchanged $177 million of the outstanding principal amount of the 3.75% Notes for the 1.625% Notes. The remaining $10 million principal amount was repaid in full in October 2014.
Lease Financing Obligations. In 2013, we entered into a sale-leaseback transaction for the Molina Center located in Long Beach, California, and our Ohio health plan office building located in Columbus, Ohio. Due to our continuing involvement with these leased properties, the sale did not qualify for sales recognition and we remain the "accounting owner" of the properties. These assets continue to be included in our consolidated balance sheets, and also continue to be depreciated over their remaining useful lives. The lease financing obligation is amortized over the 25-year lease term such that there will be no gain or loss recorded if the lease is not extended at the end of its term. Rent will increase 3% per year through the initial term. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest amounted to $13 million for both years ended December 31, 2015 and 2014.
As described and defined in further detail in Note 17, "Related Party Transactions," we entered into a lease for office space in February 2013 consisting of two office buildings. We have concluded that we are the accounting owner of the buildings due to our continuing involvement with the properties. We have recorded $36 million to property, equipment and capitalized software, net, in the accompanying consolidated balance sheet as of December 31, 2015, which represents the total cost incurred by the Landlord for the construction of the buildings, net of accumulated depreciation. As of December 31, 2015 and December 31, 2014, the aggregate amount recorded to lease financing obligations, including the current portion, amounted to $40 million and $41 million, respectively. Payments under the lease adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income. Such interest expense was $4 million and $3 million for the year ended December 31, 2015 and 2014, respectively. In addition to the capitalization of the costs incurred by the Landlord, we impute and record rent expense relating to the ground leases for the property sites. Such rent expense is computed based on the fair value of the land and our incremental borrowing rate, and was $1 million for both years ended December 31, 2015 and 2014. For information regarding the future minimum lease obligation, refer to Note 19, "Commitments and Contingencies."
13. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

		December 31,
	Balance Sheet Location	2015	2014
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$374	$—
	Non-current assets: Derivative asset	$—	$329

Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$374	$—
	Non-current liabilities: Derivative liability	$—	$329
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
1.125% Conversion Option. The embedded cash conversion option within the 1.125% Notes is accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Conversion Option, refer to Note 5, "Fair Value Measurements."
As of December 31, 2015, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Notes may be converted within 12 months of December 31, 2015, as described in Note 12, "Debt."
14. Income Taxes
The provision for income taxes for continuing operations consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Current:
Federal	$172	$72	$67
State	8	3	—
Foreign	6	—	—
Total current	186	75	67
Deferred:
Federal	(10)	—	(25)
State	4	(2)	(6)
Foreign	(1)	—	—
Total deferred	(7)	(2)	(31)
	$179	$73	$36
A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	0.4	(0.5)
Change in unrecognized tax benefits	0.9	(0.1)	(3.7)
Nondeductible health insurer fee (HIF)	17.0	22.9	—
Nondeductible compensation	0.6	(4.1)	9.6
Nondeductible fair value of 1.125% Warrants	—	—	2.4
Other	(0.4)	(0.3)	2.0
Effective tax rate	55.5%	53.8%	44.8%
Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state, or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions, and compliance with federal, state, foreign, and local tax laws.
During 2014, the Internal Revenue Service (IRS) issued final regulations related to compensation deduction limitations applicable to certain health insurance issuers. Pursuant to these final regulations, we reversed amounts treated as nondeductible in 2013 and recognized a tax benefit during 2014.
During 2015, 2014, and 2013, excess tax benefits from share-based compensation amounted to $8 million, $3 million, and $2 million, respectively. These amounts were recorded as a decrease to income taxes payable and an increase to additional paid-in capital.
Deferred tax assets and liabilities are classified as non-current. Significant components of our deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(In millions)
Accrued expenses	$37	$13
Reserve liabilities	14	4
Other accrued medical costs	5	4
Net operating losses	7	3
Unrealized losses	2	1
Unearned premiums	21	22
Lease financing obligation	35	34
Deferred compensation	8	10
Tax credit carryover	8	8
Valuation allowance	(9)	(6)
Total deferred income tax assets, net of valuation allowance	128	93
Prepaid expenses	(9)	(6)
Depreciation and amortization	(83)	(57)
Basis in debt	(18)	(15)
Total deferred income tax liabilities	(110)	(78)
Net deferred income tax asset - long term	$18	$15
At December 31, 2015, we had state net operating loss carryforwards of $180 million, which begin expiring in 2016.
At December 31, 2015, we had California enterprise zone tax credit carryovers of $11 million, which will begin to expire in 2024, and foreign tax credit carryovers of $1 million, which expire in 2025.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2015, $9 million of deferred tax assets did not satisfy the recognition criteria due to uncertainty regarding the realization of some of our state tax operating loss and foreign tax credit carryforwards. Therefore, we increased our valuation allowance by $3 million, from $6 million at December 31, 2014, to $9 million as of December 31, 2015.
We recognize tax benefits only if the tax position is more likely than not to be sustained. We are subject to income taxes in the United States, Puerto Rico, and numerous state jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Gross unrecognized tax benefits at beginning of period	$(3)	$(8)	$(11)
Increases in tax positions for current year	(1)	—	—
Increases in tax positions for prior years	(5)	(1)	(2)
Decreases in tax positions for prior years	—	—	5
Settlements	—	6	—
Gross unrecognized tax benefits at end of period	$(9)	$(3)	$(8)
The total amount of unrecognized tax benefits at December 31, 2015, 2014 and 2013 that, if recognized, would affect the effective tax rates is $7 million, $2 million and $6 million, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $1 million due to the normal expiration of statutes of limitation.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2015, and 2014 were insignificant.
We are under examination by the IRS for calendar year 2011 and may be subject to examination for calendar years 2012 through 2014. We are under examination, or may be subject to examination, in Puerto Rico and certain state and local jurisdictions, with the major state jurisdictions being California, Utah, and Michigan, for the years 2010 through 2014.
15. Stockholders' Equity
Stockholders' equity increased $547 million during the year ended December 31, 2015. The increase was primarily due to the common stock offering described below, net income of $143 million, and $34 million related to share-based compensation transactions.
Common Stock Offering. In June 2015, we completed an underwritten public offering of 5,750,000 shares of our common stock, including the over-allotment option. Net of issuance costs, proceeds from the offering amounted to $373 million, or $64.90 per share, resulting in an increase to additional paid-in capital. We are using the proceeds to finance working capital needs, acquisitions, capital expenditures, and other general corporate activities.
1.125% Warrants. In connection with the 1.125% Notes Call Spread Overlay transaction described in Note 13, "Derivatives," in 2013, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period (beginning on April 15, 2020) under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, "Net Income per Share," for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised.
Securities Repurchase Programs. Effective as of December 16, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock or senior notes. This newly authorized repurchase program extends through December 31, 2016.
In February 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock. We did not repurchase any shares under this program, which expired December 31, 2015.
Stock Incentive Plans. At December 31, 2015, we had employee equity incentives outstanding under two plans: (1) the 2011 Equity Incentive Plan (2011 Plan); and (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded).
The 2011 Plan provides for the award of restricted shares and units, performance shares and units, stock options and stock bonuses to the company’s officers, employees, directors, consultants, advisers, and other service providers. The 2011 Plan provides for the issuance of up to 4.5 million shares of common stock.
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
In connection with our stock plans, we issued approximately 830,000 shares of common stock, net of shares used to settle employees’ income tax obligations, in the year ended December 31, 2015.
The following table illustrates the components of our share-based compensation expense that are reported in general and administrative expenses in the consolidated statements of income:

	Year Ended December 31,
	2015		2014		2013
	(In millions)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
Restricted stock and performance awards	$19	$13	$19	$12	$26	$23
Employee stock purchase plan and stock options	4	3	3	2	3	2
	$23	$16	$22	$14	$29	$25
As of December 31, 2015, there was $25 million of total unrecognized compensation expense related to unvested restricted share awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 1.6 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 6.5% for non-executive employees as of December 31, 2015. As of December 31, 2015, the unrecognized compensation expense related to unvested stock options was insignificant.
Restricted stock. Restricted and performance stock activity for the year ended December 31, 2015 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2014	1,282,072	$33.55
Granted - restricted shares	273,710	64.56
Granted - performance shares	162,827	63.90
Vested - restricted shares	(371,489)	34.58
Vested - performance shares	(264,604)	30.80
Forfeited	(47,759)	37.51
Unvested balance as of December 31, 2015	1,034,757	46.68
The total fair value of restricted and performance share awards granted during the years ended December 31, 2015, 2014, and 2013 was $28 million, $25 million, and $33 million, respectively. The total fair value of restricted share awards, including those with performance or market conditions which vested during the years ended December 31, 2015, 2014, and 2013 was $39 million, $24 million, and $22 million, respectively.
In 2015, our named executive officers were granted approximately 163,000 restricted shares with performance and market conditions. The grant date fair value for the awards with market conditions were determined based on a Monte Carlo Simulation which projected Total Stockholder Return (TSR) over the performance period using correlations and volatilities of our ISS peer groups. The weighted-average grant date fair value per share of the 2015 performance awards based on three-year TSR was $49.43, determined using additional inputs as follows: risk-free interest rate of 0.8%, dividend yield of 0%, and expected life of 2.8 years.
As of December 31, 2015, there were approximately 377,000 unvested restricted shares outstanding which contained one or more performance measures. In the event the vesting conditions are not achieved, the awards will lapse. Based on our assessment as of December 31, 2015, we expect the performance conditions relating to approximately 199,000 of these outstanding restricted share awards to be met in full.
In 2015, we reversed approximately $3 million in share-based compensation expense recognized from grant date through March 31, 2015, related to 178,000 of the awards granted in 2014, due to management's determination in the second quarter of 2015 that the achievement of the underlying performance conditions was not probable.

In December 2015, approximately 229,000 restricted stock awards with performance conditions, granted in 2013, vested due to achievement of the total revenue metric as defined in the terms of the grant.
Employee Stock Purchase Plan. Under our employee stock purchase plan (ESPP), eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using the Black-Scholes option pricing model. For the years ended December 31, 2015, 2014, and 2013, the inputs to this model were as follows: risk-free interest rates of approximately 0.1%; expected volatilities ranging from approximately 30% to 50%, dividend yields of 0%, and an average expected life of 0.5 years. We issued approximately 301,900, 327,200 and 299,600 shares of our common stock under the ESPP during the years ended December 31, 2015, 2014, and 2013, respectively. The 2011 ESPP provides for the issuance of up to three million shares of common stock.
Stock Options. No stock options were granted in 2015 and 2014, and stock options outstanding as of December 31, 2015 were insignificant. The grant date fair value per share of the stock options awarded to the new members of our board of directors during 2013 was $14.67. We estimated the fair value of each stock option award using the Black-Scholes option pricing model, with the following inputs: risk-free interest rate of 1.4%, expected volatility of 41.3%, dividend yield of 0%, and expected life of 7 years. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $6 million, $2 million, and $1 million, respectively.
16. Employee Benefits
We sponsor defined contribution 401(k) plans that cover substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plans totaled $27 million, $21 million and $13 million in the years ended December 31, 2015, 2014, and 2013, respectively.
We also have a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.
17. Related Party Transactions
Prior to December 22, 2015, we were the lessee under a lease with 6th & Pine Development, LLC (the Landlord) for two office buildings. The principal members of the Landlord were John C. Molina, our chief financial officer and a director of Molina Healthcare, Inc., and his wife. In addition, in connection with the development of the buildings being leased, John C. Molina pledged certain of his common stock holdings in Molina Healthcare, Inc. Dr. J. Mario Molina, our chief executive officer, president and chairman of the board of directors, holds a partial interest in such shares as trust beneficiary. On December 22, 2015, the Landlord assigned the lease to an unrelated third party. There were no significant changes to the lease other than the assignment to the new owner. As a result of the assignment, as of December 31, 2015, amounts previously reported as lease financing obligations - related party were reported in lease financing obligations on the accompanying consolidated balance sheets. For information regarding the lease financing obligation associated with this lease, refer to Note 12, "Debt."
Our California health plan has entered into a provider agreement with Pacific Healthcare IPA (Pacific), which is 50% owned by the brother-in-law of Dr. J. Mario Molina and John C. Molina. Under the terms of this provider agreement, the California health plan paid Pacific approximately $1 million in each of 2015 and 2014 for medical care provided to health plan members. Payments in 2013 were insignificant.
Refer to Note 18, "Variable Interest Entities (VIEs)," for a discussion of the Joseph M. Molina, M.D. Professional Corporations.

18. Variable Interest Entities (VIEs)
Joseph M. Molina M.D., Professional Corporations
The Joseph M. Molina, M.D. Professional Corporations (JMMPC) were created in 2012 to further advance our direct delivery business. JMMPC's primary shareholder is Dr. J. Mario Molina, our chief executive officer, president, and chairman of the board of directors. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. JMMPC provides primary care medical services through its employed physicians and other medical professionals. Beginning in 2014, JMMPC also provided certain specialty referral services to our California health plan members through a contracted provider network. Substantially all of the individuals served by JMMPC are members of our health plans. JMMPC does not have agreements to provide professional medical services with any other entities.
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
We have determined that JMMPC is a VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of December 31, 2015, JMMPC had total assets of $17 million, and total liabilities of $17 million. As of December 31, 2014, JMMPC had total assets of $31 million, and total liabilities of $31 million.
Our maximum exposure to loss as a result of our involvement with JMMPC is generally limited to the amounts needed to fund JMMPC's ongoing payroll, employee benefits and medical care costs associated with JMMPC's specialty referral activities. We believe that such loss exposures will be immaterial to our consolidated operating results and cash flows for the foreseeable future.
New Markets Tax Credit
In 2011, our New Mexico data center subsidiary entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC (Wells Fargo), its wholly owned subsidiary New Mexico Healthcare Data Center Investment Fund, LLC (Investment Fund), and certain of Wells Fargo's affiliated Community Development Entities (CDEs), in connection with our participation in the federal government's New Markets Tax Credit Program (NMTC). The NMTC was established by Congress to facilitate new or increased investments in businesses and real estate projects in low-income communities. The NMTC attracts investment capital to low-income communities by permitting investors to receive a tax credit against their federal income tax return in exchange for equity investments in specialized financial institutions, called CDEs, which provide financing to qualified active businesses operating in low-income communities. The credit amounts to 39% of the original investment amount and is claimed over a period of seven years (five percent for each of the first three years, and six percent for each of the remaining four years). The investment in the CDE cannot be redeemed before the end of the seven-year period.
In 2011, as a result of a series of simultaneous financing transactions, Wells Fargo contributed capital of $6 million to the Investment Fund, and Molina Healthcare, Inc. loaned the principal amount of $16 million to the Investment Fund. The Investment Fund then contributed the proceeds to certain CDEs, which, in turn, loaned the proceeds of $21 million to our New Mexico data center subsidiary. Wells Fargo will be entitled to claim the NMTC while we effectively received net loan proceeds equal to Wells Fargo's contribution to the Investment Fund, or approximately $6 million. Additionally, financing costs incurred in structuring the arrangement amounting to $1 million were deferred and will be recognized as expense over the term of the loans. This transaction also includes a put/call feature that becomes enforceable at the end of the seven-year compliance period. Wells Fargo may exercise its put option or we can exercise the call, both of which will serve to transfer the debt obligation to us. Incremental costs to maintain the structure during the compliance period will be recognized as incurred.
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
Because we are the primary beneficiary of the VIE, we have included it in our consolidated financial statements. Wells Fargo's contribution of $6 million is included in cash at December 31, 2015 and December 31, 2014 and the offsetting Wells Fargo's interest in the financing arrangement is included in other liabilities in the accompanying consolidated balance sheets.
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
19. Commitments and Contingencies
Certain Leasing Transactions. As described in Note 12, "Debt," we entered into certain leasing transactions that have been classified as lease financing obligations. Such leases have initial terms that range from 16.5 years to 25 years. Additionally, the leases provide for renewal options ranging from 10 years to 25 years in aggregate.
Operating Leases. We lease administrative and clinic facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2025. Facility lease terms generally range from five to 10 years with one to two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the lease period. Certain of our leases contain rent escalation clauses or lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the lease term.
Future minimum lease payments by year and in the aggregate under all operating leases and lease financing obligations consist of the following approximate amounts:

	Lease Financing Obligations	Operating Leases	Total
	(In millions)
2016	$15	$49	$64
2017	16	47	63
2018	16	41	57
2019	16	32	48
2020	17	24	41
Thereafter	323	39	362
	$403	$232	$635
Rental expense related to operating leases amounted to $44 million, $32 million, and $25 million for the years ended December 31, 2015, 2014, and 2013, respectively. The amounts reported in "Lease Financing Obligations" above represent our contractual lease commitments for the properties described in Note 12, "Debt" under the subheading "Lease Financing Obligations." Payments under these leases adjust the lease financing obligation, and the imputed interest is recorded to interest expense in our consolidated statements of income.

Employment Agreements. In 2002 we entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, which were amended and restated in 2009. These employment agreements had initial terms of one to three years and are subject to automatic one-year extensions thereafter. Should the executives be terminated without cause or resign for good reason before a change of control, as defined, we will pay one year’s base salary and termination bonus, as defined, in addition to full vesting of equity compensation, and a cash payment for health and welfare benefits.
In 2013 we entered into employment agreements with our Chief Operating Officer, Chief Accounting Officer, and Chief Legal Officer. These agreements continue until terminated by us, or the executive resigns. If the executive’s employment is terminated by us without cause or the executive resigns for good reason, the executive will be entitled to receive one year’s base salary and termination bonus, as defined, full vesting of time-based equity compensation, and a cash payment for health and welfare benefits.
Payment of the severance benefits described above is contingent upon the executive’s signing a release agreement waiving claims against us. If the executives are terminated for cause, no further payments are due under the contracts.
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
Hospital Management Contract. During the fourth quarter of 2015, we recorded a contract settlement charge of approximately $15 million as a result of our termination of a hospital management agreement.
Professional Liability Insurance. We carry medical professional liability insurance for health care services rendered in the primary care institutions that we manage. In addition, we also carry errors and omissions insurance for all Molina entities.
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

States' Budgets. From time to time the states in which our health plans operate may delay premium payments. For example, the state of Illinois is currently operating without a budget for its fiscal year ending June 30, 2016. As of December 31, 2015, our Illinois health plan served approximately 98,000 members, and recognized premium revenue of approximately $397 million for the year ended December 31, 2015. As of February 23, 2016, Illinois is current with its premium payments.
In another example, the Commonwealth of Puerto Rico has reported that it may lack sufficient resources to fund all necessary governmental programs including health care-related programs, as well as meet its debt obligations for its fiscal year ending June 30, 2016. Our Puerto Rico health plan became operational on April 1, 2015. As of December 31, 2015, the plan served approximately 348,000 members and recognized premium revenue of approximately $192 million in the fourth quarter of 2015, or approximately $64 million per month. As of February 23, 2016, the Commonwealth continues to pay us weekly for current membership.
It is the practice of the Commonwealth to pay us for eligible members only after those members have been assigned to us, and our plan has sent electronic confirmation of the receipt of eligibility. Particularly in the early stages of our contract with Puerto Rico, the plan's confirmation of eligibility of certain members was not accepted by the Commonwealth as a result of various technical issues. The plan has continued to pay for medical services for all members in question, but the Commonwealth is withholding payment of approximately $12 million of premium revenue related to those members. We believe we have a valid claim to all of the premiums withheld and we are in discussions with the Commonwealth regarding this matter.
It has been our practice in the past, and will remain so in the future, to continue to serve our members and pay health care providers for services rendered in circumstances where state (or Commonwealth) governments are temporarily unable to pay us, so long as we continue to believe that such state (or Commonwealth) governments will ultimately pay us.
Regulatory Capital and Dividend Restrictions. Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements upon us that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,229 million at December 31, 2015, and $859 million at December 31, 2014. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $612 million and $203 million as of December 31, 2015, and 2014, respectively.
The National Association of Insurance Commissioners (NAIC), adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules which may vary from state to state. All of the states in which our health plans operate, except California and Florida, have adopted these rules. California and Florida have not adopted NAIC risk-based capital requirements for HMOs, and have not formally given notice of their intention to do so. Such requirements, if adopted by California and Florida, may increase the minimum capital required for those states.
As of December 31, 2015, our health plans had aggregate statutory capital and surplus of approximately $1,350 million compared with the required minimum aggregate statutory capital and surplus of approximately $776 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2015. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
20. Segment Information
We have three reportable segments. These segments include our Health Plans and Molina Medicaid Solutions segments, which comprise the vast majority of our operations, and our Other segment. As of December 31, 2015, we changed our reporting structure as a result of the Pathways acquisition in November 2015, which is reported in Other.
Our reportable segments are consistent with how we currently manage the business and view the markets we serve. The Health Plans segment consists of our health plans and our direct delivery business. Our health plans represent operating segments that have been aggregated for reporting purposes because they share similar economic characteristics. The Molina Medicaid Solutions segment provides MMIS design, development, implementation; business process outsourcing solutions; hosting services; and information technology support services to state Medicaid agencies. Our Other segment includes other businesses, such as our Pathways behavioral health and social services provider, that do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to other reportable segments.
The following table presents gross margin as the appropriate earnings measure for our reportable segments, based on how our chief operating decision maker currently reviews results, assesses performance, and allocates resources.
Gross margin for our Health Plans segment is referred to as "Medical margin," and for our Molina Medicaid Solutions and Other segments, as "Service margin." Medical margin represents the actual dollars earned by the Health Plans segment after medical costs are deducted from premium revenue. The medical care ratio represents the amount of medical care costs as a percentage of premium revenue. One of the key metrics used to assess the performance of the Health Plans segment is the medical care ratio; therefore, the underlying medical margin is the most important measure of earnings reviewed by the chief operating decision maker. The service margin is equal to service revenue minus cost of service revenue. We previously reported our segment results to the operating income level, where we reported the cost of all centralized services within our most significant segment, the Health Plans segment.
The accounting policies of the segments are the same as those described in Note 2, "Significant Accounting Policies."

	Health Plans	Molina Medicaid Solutions	Other	Consolidated

	(In millions)
2015
Total revenue (1)	$13,917	$195	$66	$14,178
Gross margin	1,447	55	5	1,507
Depreciation and amortization (2)	95	25	6	126
Goodwill, and intangible assets, net	393	73	175	641
Total assets	4,707	213	1,656	6,576

2014
Total revenue (1)	9,449	210	8	9,667
Gross margin	947	53	—	1,000
Depreciation and amortization (2)	83	46	5	134
Goodwill, and intangible assets, net	286	75	—	361
Total assets	3,355	185	895	4,435

2013
Total revenue (1)	6,376	205	8	6,589
Gross margin	799	44	—	843
Depreciation and amortization (2)	60	28	6	94
Goodwill, and intangible assets, net	249	81	—	330
Total assets	1,921	176	891	2,988
______________________

(1)	Total revenues consists primarily of premium revenue for the Health Plans segment, and service revenue for the Molina Medicaid Solutions and Other segments.

(2)	Depreciation and amortization reported in accompanying consolidated statements of cash flows.

The following table reconciles gross margin by segment to consolidated income from continuing operations before income tax expense:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Gross margin:
Health Plans	$1,447	$947	$799
Molina Medicaid Solutions	55	53	44
Other	5	—	—
Other operating revenues (1)	684	434	205
Other operating expenses (2)	1,804	1,241	911
Operating income	387	193	137
Other expenses, net	65	58	56
Income from continuing operations before income tax expense	$322	$135	$81
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(2)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses and depreciation and amortization.

21. Quarterly Results of Operations (Unaudited)
The following table summarizes quarterly unaudited results of operations for the years ended December 31, 2015 and 2014.

	For The Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In millions, except per-share data)
Premium revenue	$2,971	$3,304	$3,377	$3,589
Service revenue	52	47	47	107
Operating income	82	116	113	76
Income from continuing operations	28	39	46	30
Net income	28	39	46	30
Net income per share (1):
Basic	$0.58	$0.78	$0.84	$0.54
Diluted	$0.56	$0.72	$0.77	$0.52

	For The Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In millions, except per-share data)
Premium revenue	$1,940	$2,167	$2,317	$2,599
Service revenue	54	50	52	54
Operating income	24	32	40	97
Income from continuing operations	4	8	16	34
Net income	4	8	16	34
Net income per share (1):
Basic	$0.10	$0.17	$0.34	$0.70
Diluted	$0.09	$0.16	$0.33	$0.69
_______________________________

(1)
The dilutive effect of all potentially dilutive common shares is calculated using the treasury-stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the year ended December 31, 2014, the 1.125% Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock.

22. Condensed Financial Information of Registrant
The condensed balance sheets as of December 31, 2015 and 2014, and the related condensed statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 2015 for our parent company Molina Healthcare, Inc. (the Registrant), are presented below.
Condensed Balance Sheets

	December 31,
	2015	2014
	(Amounts in millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$360	$75
Investments	252	126
Income taxes refundable	7	13
Due from affiliates	86	18
Prepaid expenses and other current assets	46	33
Derivative asset	374	—
Total current assets	1,125	265
Property, equipment, and capitalized software, net	267	265
Goodwill and intangible assets, net	61	65
Investments in subsidiaries	2,205	1,377
Deferred income taxes	23	11
Derivative asset	—	329
Advances to related parties and other assets	36	43
	$3,717	$2,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$157	$107
Current portion of long-term debt	449	—
Derivative liability	374	—
Total current liabilities	980	107
Senior notes	962	690
Lease financing obligations	198	157
Lease financing obligations - related party	—	40
Derivative liability	—	329
Other long-term liabilities	20	22
Total liabilities	2,160	1,345
Stockholders' equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding:
56 shares at December 31, 2015 and 50 shares at December 31, 2014	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	803	396
Accumulated other comprehensive loss	(4)	(1)
Retained earnings	758	615
Total stockholders' equity	1,557	1,010
	$3,717	$2,355

Condensed Statements of Income

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Revenue:
Management fees and other operating revenue	$928	$704	$599
Investment income	3	2	3
Total revenue	931	706	602
Expenses:
Medical care costs	55	46	38
General and administrative expenses	797	583	504
Depreciation and amortization	82	73	51
Total operating expenses	934	702	593
Operating (loss) income	(3)	4	9
Interest expense	66	57	51
Other expense	—	1	4
Loss before income taxes and equity in net income of subsidiaries	(69)	(54)	(46)
Income tax benefit	(21)	(27)	(16)
Net loss before equity in net income of subsidiaries	(48)	(27)	(30)
Equity in net income of subsidiaries	191	89	83
Net income	$143	$62	$53

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net income	$143	$62	$53
Other comprehensive income (loss):
Unrealized investment loss	(5)	—	(1)
Effect of income tax benefit	2	—	—
Other comprehensive loss, net of tax	(3)	—	(1)
Comprehensive income	$140	$62	$52

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Operating activities:
Net cash provided by operating activities	$113	$74	$63
Investing activities:
Capital contributions to subsidiaries	(770)	(292)	(166)
Dividends received from subsidiaries	142	—	24
Purchases of investments	(244)	(129)	(363)
Proceeds from sales and maturities of investments	118	263	98
Purchases of equipment	(91)	(94)	(77)
Change in amounts due to/from affiliates	(68)	16	(6)
Other, net	—	8	(6)
Net cash used in investing activities	(913)	(228)	(496)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	689	123	538
Proceeds from common stock offering, net of issuance costs	373	—	—
Proceeds from sale-leaseback transactions	—	—	159
Purchase of call option	—	—	(149)
Proceeds from issuance of warrants	—	—	75
Treasury stock repurchases	—	—	(53)
Principal payment on term loan of subsidiary	—	—	(47)
Repayment of amount borrowed under credit facility	—	—	(40)
Proceeds from employee stock plans	18	14	9
Principal payments on convertible senior notes	—	(11)	—
Other, net	5	3	2
Net cash provided by financing activities	1,085	129	494
Net increase (decrease) in cash and cash equivalents	285	(25)	61
Cash and cash equivalents at beginning of year	75	100	39
Cash and cash equivalents at end of year	$360	$75	$100
Notes to Condensed Financial Information of Registrant
Note A - Basis of Presentation
The Registrant was incorporated in 2002. Prior to that date, Molina Healthcare of California (formerly known as Molina Medical Centers) operated as a California health plan and as the parent company for three other state health plans. In June 2003, the employees and operations of the corporate entity were transferred from Molina Healthcare of California to the Registrant.
The Registrant's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The accompanying condensed financial information of the Registrant should be read in conjunction with the consolidated financial statements and accompanying notes.
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries' ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2015, 2014, and 2013 for these services amounted to $914 million, $692 million, and $592 million, respectively, and are included in operating revenue.

During 2013, the Registrant used a portion of the proceeds from the sale of the Molina Center, described in Note 12, "Debt," to repay the remaining principal balance of the related term loan, on behalf of a subsidiary of the Registrant.
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
Note C - Dividends and Capital Contributions
When the Registrant receives dividends from its subsidiaries, such amounts are recorded as a reduction to the investments in the respective subsidiaries.
For all periods presented, the Registrant made capital contributions to certain subsidiaries primarily to comply with minimum net worth requirements and to fund contract acquisitions. Such amounts have been recorded as an increase in investment in the respective subsidiaries, net of insignificant returns of capital.
Note D - Related Party Transactions
The Registrant's related party transactions are described in Note 17, "Related Party Transactions."

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Our management's evaluation did not include an assessment of the effectiveness of internal control over financial reporting at Pathways Health and Community Support LLC (Pathways), which was acquired on November 1, 2015. The total assets and net assets of Pathways included in our consolidated balance sheets at December 31, 2015, were $276 million and $231 million, respectively. Total revenue and net loss of Pathways included in our consolidated results of operations for the year ended December 31, 2015, were $57 million and $4 million, respectively. Our management has not had sufficient time to make an assessment of this subsidiary's internal control over financial reporting.
Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on the 2013 framework criteria.
Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.  Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Molina Healthcare, Inc.
We have audited Molina Healthcare, Inc.’s (the "Company’s") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pathways Health and Community Support LLC (Pathways), which is included in the 2015 consolidated financial statements of Molina Healthcare, Inc. and constituted $276 million and $231 million of total and net assets, respectively, as of December 31, 2015, and $57 million and $4 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Molina Healthcare, Inc. also did not include an evaluation of the internal control over financial reporting of Pathways.
In our opinion, Molina Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2016

PART III
Item 10.  Directors, Executive Officers, and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and will also appear in our definitive proxy statement for our 2016 Annual Meeting of Stockholders. The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings "Election of Directors," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11.  Executive Compensation
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2015)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	121,711	(1)	$25.40	4,058,668	(2)
_______________________________

(1)	Options to purchase shares of our common stock issued under the 2002 Equity Incentive Plan and 2011 Equity Incentive Plan. Further grants under the 2002 Equity Incentive Plan have been suspended.

(2)	Includes shares remaining available to issue under the 2011 Equity Incentive Plan, and the 2011 Employee Stock Purchase Plan.
The remaining information required by Item 403 of Regulation S-K will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings "Related Party Transactions," "Corporate Governance," and "Director Independence" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Additionally, refer to Part II, Item 8 of this Form 10-K, Notes to Consolidated Financial Statements, in Note 17, "Related Party Transactions," and Note 18, "Variable Interest Entities (VIEs)," under the subheading "Joseph M. Molina M.D., Professional Corporations."
Item 14.  Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A will be included under the heading "Disclosure of Auditor Fees" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2016.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Molina
Joseph M. Molina, M.D. (Dr. J. Mario Molina)
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Molina	Chairman of the Board, Chief Executive Officer, and President	February 26, 2016
Joseph M. Molina, M.D.	(Principal Executive Officer)

/s/ John C. Molina	Director, Chief Financial Officer, and Treasurer	February 26, 2016
John C. Molina, J.D.	(Principal Financial Officer)

/s/ Joseph W. White	Chief Accounting Officer	February 26, 2016
Joseph W. White	(Principal Accounting Officer)

/s/ Garrey E. Carruthers	Director	February 26, 2016
Garrey E. Carruthers, Ph.D.

/s/ Daniel Cooperman	Director	February 26, 2016
Daniel Cooperman

/s/ Charles Z. Fedak	Director	February 26, 2016
Charles Z. Fedak

/s/ Steven G. James	Director	February 26, 2016
Steven G. James

/s/ Frank E. Murray	Director	February 26, 2016
Frank E. Murray, M.D.

/s/ Steven J. Orlando	Director	February 26, 2016
Steven J. Orlando

/s/ Ronna E. Romney	Director	February 26, 2016
Ronna E. Romney

/s/ Richard M. Schapiro	Director	February 26, 2016
Richard M. Schapiro

/s/ Dale B. Wolf	Director	February 26, 2016
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

Number	Description	Method of Filing
2.1	Membership Interest Purchase Agreement, dated as of September 3, 2015, by and among The Providence Service Corporation, Ross Innovative Employment Solutions Corp., and Molina Healthcare, Inc.	Filed as Exhibit 2.1 to registrant's Form 8-K filed September 8, 2015.
2.2
Amendment to Membership Interest Purchase Agreement, dated as of October 30, 2015, by and among The Providence Service Corporation, Ross Innovative Employment Solutions Corp., and Molina Pathways, LLC, as assignee of all rights and obligations of Molina Healthcare, Inc.
Filed herewith.
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant's Registration Statement on Form S-1 filed December 30, 2002.
3.2	Certificate of Amendment to Certificate of Incorporation	Filed as Exhibit 3.1 to registrant’s Form 8-K filed July 24, 2013.
3.3	Third Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.1 to registrant's Form 10-Q filed July 30, 2014.
4.1	Indenture, dated as of February 15, 2013, by and between Molina Healthcare, Inc. and U.S. Bank, National Association	Filed as Exhibit 4.1 to registrant's Form 8-K filed February 15, 2013.
4.2	Form of 1.125% Cash Convertible Senior Note due 2020	Included in Exhibit 4.1 to registrant's Form 8-K filed February 15, 2013.
4.3	Indenture, dated as of September 5, 2014, by and between Molina Healthcare, Inc. and U.S. Bank National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed September 8, 2014.
4.4	Form of 1.625% Convertible Senior Note due 2044	Included in Exhibit 4.1 to registrant’s Form 8-K filed September 8, 2014.
4.5	Form of 1.625% Convertible Senior Notes Due 2044 Note Purchase Agreement, dated as of September 11, 2014, by and between Molina Healthcare, Inc. and certain institutional investors	Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 12, 2014.
4.6	First Supplemental Indenture, dated as of September 16, 2014, by and between Molina Healthcare, Inc. and the U.S. Bank National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed September 17, 2014.
4.7	Form of 1.625% Convertible Senior Note due 2044	Included in Exhibit 4.1 to registrant’s Form 8-K filed September 17, 2014.
4.8	Indenture dated November 10, 2015, by and among Molina Healthcare, Inc., the guarantor parties thereto and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.1 to registrant's Form 8-K filed November 10, 2015.
4.9	Form of 5.375% Senior Notes due 2022.	Filed as Exhibit 4.1 to registrant's Form 8-K filed November 10, 2015.
4.10	Form of Guarantee pursuant to Indenture dated November 10, 2015, by and among Molina Healthcare, Inc., the guarantor parties thereto and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.1 to registrant's Form 8-K filed November 10, 2015.

Number	Description	Method of Filing
4.11
Registration Rights Agreement dated November 10, 2015, by and among Molina Healthcare, Inc., the guarantor parties thereto and SunTrust Robinson Humphrey, Inc., as representative of the Initial Purchasers (as defined therein).
Filed as Exhibit 4.1 to registrant's Form 8-K filed November 10, 2015.
4.12	First Supplemental Indenture, dated February 18, 2016, by and among Molina Healthcare, Inc., the guarantor parties thereto and U.S. Bank National Association, as trustee.	Filed as Exhibit 4.1 to registrant’s Form 8-K filed February 18, 2016.
*10.1	2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant's Form S-1 filed December 30, 2002.
*10.2	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013)	Filed as Exhibit 10.5 to registrant’s Form 10-K filed February 26, 2014.
*10.3	Amendment No. 1 to the Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013)	Filed as Exhibit 10.6 to registrant’s Form 10-K filed February 26, 2014.
*10.4	Amendment No. 2 to the Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013)	Filed as Exhibit 10.4 to registrant's Form 10-K filed February 26, 2015.
*10.5	2011 Equity Incentive Plan	Filed as Exhibit 10.8 to registrant’s Form 10-K filed February 26, 2014.
*10.6	2011 Employee Stock Purchase Plan	Filed as Exhibit 10.6 to registrant's Form 10-K filed February 26, 2015.
*10.7	Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.
*10.8	Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.
*10.9	Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.1 to registrant's Form 10-Q filed August 9, 2005.
*10.10	Form of Stock Option Agreement under Equity Incentive Plan	Filed as Exhibit 10.3 to registrant's Form 10-K filed March 14, 2007.
*10.11	Amended and Restated Employment Agreement with J. Mario Molina, M.D. dated as of December 31, 2009	Filed as Exhibit 10.1 to registrant's Form 8-K filed January 7, 2010.
*10.12	Amended and Restated Employment Agreement with John C. Molina dated as of December 31, 2009	Filed as Exhibit 10.2 to registrant's Form 8-K filed January 7, 2010.
*10.13	Employment Agreement with Terry Bayer dated June 14, 2013	Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 14, 2013.
*10.14	Employment Agreement with Joseph White dated June 14, 2013	Filed as Exhibit 10.2 to registrant’s Form 8-K filed June 14, 2013.
*10.15	Employment Agreement with Jeff Barlow, dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013.
*10.16	Amended and Restated Change in Control Agreement with Terry Bayer, dated as of December 31, 2009	Filed as Exhibit 10.4 to registrant's Form 8-K filed January 7, 2010.
*10.17	Amended and Restated Change in Control Agreement with Joseph W. White, dated as of December 31, 2009	Filed as Exhibit 10.6 to registrant's Form 8-K filed January 7, 2010.
*10.18	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013.
10.19	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant's Form 10-K filed March 14, 2007.
10.20	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant's Form 8-K filed February 15, 2013.
10.21	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant's Form 8-K filed February 15, 2013.
10.22	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant's Form 8-K filed February 15, 2013.

Number	Description	Method of Filing
10.23	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant's Form 8-K filed February 15, 2013.
10.24	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.5 to registrant's Form 8-K filed February 15, 2013.
10.25	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.6 to registrant's Form 8-K filed February 15, 2013.
10.26	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.7 to registrant's Form 8-K filed February 15, 2013.
10.27	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.8 to registrant's Form 8-K filed February 15, 2013.
10.28	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant's Form 10-Q filed May 3, 2013.
10.29	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant's Form 10-Q filed May 3, 2013.
10.30	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant's Form 10-Q filed May 3, 2013.
10.31	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant's Form 10-Q filed May 3, 2013.
10.32	Lease Agreement, dated as of February 27, 2013, by and between 6th & Pine Development, LLC and Molina Healthcare, Inc.	Filed as Exhibit 10.32 to registrant’s Form 10-K filed February 28, 2013.
10.33	First Amendment to Office Building Lease, effective as of October 31, 2014, by and between 6th & Pine Development, LLC and Molina Healthcare, Inc.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed November 5, 2014.
10.34	Second Amendment to Office Building Lease, effective as of November 2, 2015, by and between 6th & Pine Development, LLC and Molina Healthcare, Inc.	Filed as Exhibit 10.1 to registrant's Form 8-K filed November 6, 2015.
10.35	Settlement Agreement entered into on October 30, 2013, by and between the Department of Health Care Services and Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc.	Filed as Exhibit 10.1 to registrant's Form 10-Q filed October 30, 2013.
10.36	Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Molina Healthcare, Inc. and Molina Center, LLC, and AG Net Lease Acquisition Corp.	Filed as Exhibit 10.1 to registrant's Form 10-Q filed July 25, 2013.
10.37	Lease Agreement, dated as of June 13, 2013, by and between AGNL Clinic, L.P., and Molina Healthcare, Inc.	Filed as Exhibit 10.2 to registrant's Form 10-Q filed July 25, 2013.
10.38	Form of Exchange Agreement, dated August 11, 2014, by and between Molina Healthcare, Inc. and certain beneficial owners of Molina Healthcare, Inc.’s 3.75% Convertible Senior Notes due 2014	Filed as Exhibit 10.1 to registrant’s Form 8-K filed August 12, 2014.
10.39
Credit Agreement, dated as of June 12, 2015, by and among Molina Healthcare, Inc., Molina Information Systems, LLC, Molina Medical Management, Inc., certain lenders named on the signature pages thereto and SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank
Filed as Exhibit 10.1 to registrant's Form 8-K filed June 16, 2015.
10.40	Guarantor Joinder Agreement, dated February 18, 2016, by and among the guarantor parties thereto and SunTrust Bank, as Administrative Agent.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 18, 2016.

Number	Description	Method of Filing
10.41
Purchase Agreement, dated as of February 11, 2013, among Molina Healthcare, Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the Initial Purchasers
Filed as Exhibit 1.1 to registrant's Form 8-K filed February 15, 2013.
10.42	Capitated Medical Group/IPA Provider Services Agreement, effective May 1, 2013, by and between Molina Healthcare of California and Pacific Healthcare IPA.	Filed herewith.
10.43
Regulatory Amendment for the Capitated Financial Alignment Demonstration Product to Molina Healthcare of California Group/IPA Provider Services Agreement(s), effective September 26, 2014, by and between Molina Healthcare of California and Pacific Healthcare IPA Associates, Inc.
Filed herewith.
10.44
Capitated Financial Alignment Demonstration Amendment to Molina Healthcare of California Group/IPA Provider Services Agreement, effective as of July 1, 2014, by and between Molina Healthcare of  California and Pacific Healthcare IPA Associates, Inc.
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