Form 10-Q
period 2016-03-31
MOLINA HEALTHCARE INC
filed 2016-05-03
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 25, 2016, was approximately 56,584,000.

MOLINA HEALTHCARE, INC.
Form 10-Q

For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Amounts in millions, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,156	$2,329
Investments	2,070	1,801
Receivables	863	597
Income taxes refundable	38	13
Prepaid expenses and other current assets	260	192
Derivative asset	377	374
Total current assets	5,764	5,306
Property, equipment, and capitalized software, net	419	393
Deferred contract costs	79	81
Intangible assets, net	149	122
Goodwill	619	519
Restricted investments	116	109
Deferred income taxes	—	18
Other assets	37	28
	$7,183	$6,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,940	$1,685
Amounts due government agencies	910	729
Accounts payable and accrued liabilities	601	362
Deferred revenue	94	223
Current portion of long-term debt	455	449
Derivative liability	377	374
Total current liabilities	4,377	3,822
Senior notes	965	962
Lease financing obligations	198	198
Deferred income taxes	15	—
Other long-term liabilities	38	37
Total liabilities	5,593	5,019

Stockholders’ equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding: 57 shares at March 31, 2016 and 56 shares at December 31, 2015	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	806	803
Accumulated other comprehensive gain (loss)	2	(4)
Retained earnings	782	758
Total stockholders' equity	1,590	1,557
	$7,183	$6,576
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2016	2015
	(In millions, except per-share data) (Unaudited)
Revenue:
Premium revenue	$3,995	$2,971
Service revenue	140	52
Premium tax revenue	109	95
Health insurer fee revenue	90	48
Investment income	8	3
Other revenue	1	2
Total revenue	4,343	3,171
Operating expenses:
Medical care costs	3,588	2,636
Cost of service revenue	127	36
General and administrative expenses	340	256
Premium tax expenses	109	95
Health insurer fee expenses	58	41
Depreciation and amortization	32	25
Total operating expenses	4,254	3,089
Operating income	89	82
Interest expense	25	15
Income before income tax expense	64	67
Income tax expense	40	39
Net income	$24	$28

Net income per share:
Basic	$0.44	$0.58
Diluted	$0.43	$0.56
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(Amounts in millions) (Unaudited)
Net income	$24	$28
Other comprehensive income:
Unrealized investment gain	9	2
Less: effect of income taxes	3	1
Other comprehensive income, net of tax	6	1
Comprehensive income	$30	$29

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Amounts in millions) (Unaudited)
Operating activities:
Net income	$24	$28
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	33
Deferred income taxes	30	1
Share-based compensation	7	6
Amortization of convertible senior notes and lease financing obligations	8	7
Other, net	6	3
Changes in operating assets and liabilities:
Receivables	(266)	105
Prepaid expenses and other assets	(202)	(137)
Medical claims and benefits payable	255	248
Amounts due government agencies	181	95
Accounts payable and accrued liabilities	205	189
Deferred revenue	(129)	(26)
Income taxes	(24)	2
Net cash provided by operating activities	139	554
Investing activities:
Purchases of investments	(611)	(438)
Proceeds from sales and maturities of investments	348	255
Purchases of property, equipment and capitalized software	(46)	(25)
Increase in restricted investments	(4)	(5)
Net cash paid in business combinations	(2)	(8)
Other, net	1	(7)
Net cash used in investing activities	(314)	(228)
Financing activities:
Proceeds from employee stock plans	—	1
Other, net	2	4
Net cash provided by financing activities	2	5
Net (decrease) increase in cash and cash equivalents	(173)	331
Cash and cash equivalents at beginning of period	2,329	1,539
Cash and cash equivalents at end of period	$2,156	$1,870

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three Months Ended March 31,
	2016	2015
	(Amounts in millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(7)	$(9)

Details of change in fair value of derivatives, net:
Gain on 1.125% Call Option	$3	$145
Loss on 1.125% Conversion Option	(3)	(145)
Change in fair value of derivatives, net	$—	$—

Details of business combinations:
Fair value of assets acquired	$(134)	$—
Purchase price amounts accrued/received (paid)	30	(8)
Reversal of amounts advanced to sellers in prior year	102	—
Net cash paid in business combinations	$(2)	$(8)

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2016
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments. These segments include our Health Plans and Molina Medicaid Solutions segments, which comprise the vast majority of our operations, and our Other segment. As of December 31, 2015, we changed our reporting structure as a result of the Pathways acquisition in November 2015, which is reported in Other. All prior periods reported conform to this presentation.
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of March 31, 2016, these health plans served 4.2 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate.
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
Our Other segment includes businesses, such as our Pathways behavioral health and social services provider, that do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to other reportable segments.
Market Updates - Health Plans
Illinois. On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business of, Accountable Care Chicago, LLC, also known as MyCare Chicago. See Note 4, "Business Combinations," for further information.
On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business, of Loyola Physician Partners, LLC. See Note 4, "Business Combinations," for further information.
On March 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business, of Better Health Network, LLC. See Note 4, "Business Combinations," for further information.
Michigan. On January 1, 2016, our Michigan health plan closed on its acquisition of the Medicaid and MIChild membership, and certain Medicaid and MIChild assets, of HAP Midwest Health Plan, Inc. See Note 4, "Business Combinations," for further information.
New York. On April 19, 2016, we entered into an agreement with Universal American Corp. to acquire all outstanding equity interests of Today's Options of New York, Inc., which operates the Total Care Medicaid plan. Subject to regulatory approvals and the satisfaction of other closing conditions, we expect the transaction to close in the second half of 2016.
Washington. On January 1, 2016, our Washington health plan closed on its acquisition of the Medicaid contracts, and certain assets related to the operation of the Medicaid business, of Columbia United Providers, Inc. See Note 4, "Business Combinations," for further information.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries, and variable interest entities (VIEs) in which Molina Healthcare, Inc. is considered to be the primary beneficiary. Such VIEs are insignificant to our consolidated financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2016.

The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2015. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2015 audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our December 31, 2015 audited consolidated financial statements.
2. Significant Accounting Policies
Revenue Recognition – Health Plans Segment
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
Medical Cost Floors (Minimums), Medical Cost Corridors, and Administrative Cost Ceilings (Maximums): A portion of certain premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $278 million and $214 million at March 31, 2016 and December 31, 2015, respectively, to amounts due government agencies. Approximately $270 million and $208 million of the liability accrued at March 31, 2016 and December 31, 2015, respectively, relates to our participation in Medicaid Expansion programs.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. We recorded receivables of $1 million and $3 million at March 31, 2016 and December 31, 2015, respectively, relating to such provisions.
Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Under these provisions we recorded a receivable of $2 million at March 31, 2016, for estimated amounts overpaid for prior periods, and a liability of $10 million at December 31, 2015, for profit in excess of the amount we are allowed to retain.
Retroactive Premium Adjustments: The state Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, rather than in the months of service to which the retroactive adjustment applies. For example, in the first quarter of 2016 we recorded a retroactive increase to Medicaid premium revenue of approximately $18 million, relating to dates of service prior to 2016.
Cost Plus Retroactive Premium Adjustments: In New Mexico, when members are retroactively enrolled into our health plan we earn revenue only to the extent of the actual medical costs incurred by us for services provided during those retroactive periods, plus a small percentage of that medical cost for administration and profit. This cost plus arrangement for members retroactively enrolled in our health plan first became effective July 1, 2014 (retroactive to January 1, 2014). We are paid normal monthly capitation rates for the retroactive eligibility periods, and the difference between those capitation rates and the amounts due us on a cost plus basis are periodically settled with the state. To date, no such settlement has been made with the state. During the years ended December 31, 2014 and 2015, our New Mexico contract was not specific as to the definition of retroactive membership, and the amount we owe the state (or that the state owes us) for the difference between capitation received and amounts due to us under the cost plus arrangement during those periods varies widely depending upon the definition of retroactive membership.
In August 2015, the state provided us with a request for payment under the terms of this contract provision for the period January 1, 2014 through December 31, 2014. That request was based upon definitions of retroactive membership that were at odds with our interpretations of that term. Using the state's definition of retroactive membership, we estimate that the state may ultimately seek repayment of an amount that ranges from $25 million to $30 million higher than the amount we have accrued. We do not believe that any reasonable definition of retroactive membership supports the state's position, and expect to resolve this matter with payment of the amount we have accrued at March 31, 2016. We are currently engaged in discussions with the state regarding the appropriate amount, if any, owed to the state under this contract term.

Medicare
Risk Adjustment: Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (measured as a member risk score). We estimate our members' risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health care utilization patterns, risk scores and CMS practices. Based on our estimates, we have recorded a net receivable of $13 million and a net payable of $4 million for anticipated Medicare risk adjustment premiums at March 31, 2016 and December 31, 2015, respectively.
Marketplace
Premium Stabilization Programs: The Affordable Care Act (ACA) established Marketplace premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the "3R's," include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program.

•
Permanent risk adjustment program: Under this permanent program, our health plans' composite risk scores are compared to the overall average risk score for the relevant state and market pool. Generally, our health plans will pay into the pool if their composite risk scores are below the average risk score, and will receive funds from the pool if their composite risk scores are above the average risk score. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. To better estimate amounts to be accrued, we utilize third party sources that attempt to estimate the overall average risk score for the relevant state and market pools. In the first quarter of 2016, we recorded an additional liability of approximately $20 million related to 2015 based upon new information primarily obtained from third party sources.

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
Our receivables (payables) for each of these programs, as of the dates indicated, were as follows:

	March 31, 2016	December 31, 2015
	(In millions)
Risk adjustment	$(301)	$(214)
Reinsurance	47	36
Risk corridor	(15)	(10)
Minimum MLR	(11)	(3)

Quality Incentives
At several of our health plans, revenue ranging from approximately 1% to 4% of certain health plan premiums is earned only if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the period presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of March 31, 2016 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of March 31, 2016.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Maximum available quality incentive premium - current period	$40	$30
Amount of quality incentive premium revenue recognized in current period:
Earned current period	$18	$10
Earned prior periods	5	—
Total	$23	$10

Quality incentive premium revenue recognized as a percentage of total premium revenue	0.6%	0.3%
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes, nondeductible expenses such as the Health Insurer Fee (HIF), certain compensation, and other general and administrative expenses. The effective tax rate may be subject to fluctuations during the year, particularly as a result of the level of pretax earnings, and also as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.
Recent Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends certain aspects of ASC 606, Revenue from Contracts with Customers. ASU 2016-10 amends step two of the new revenue standard’s five-step model to include guidance on immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations. ASU 2016-10 also provided guidance related to licensing such as, but not limited to, sales-based and usage-based royalties and renewals of license that provide a right to use intellectual property. We intend to adopt this standard on January 1, 2018. We are evaluating the potential effects of the adoption to our financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation, which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal periods beginning after December 15, 2016 and must be adopted using the modified retrospective approach except for classification in the statement of cash flows, which must be adopted using either the prospective or retrospective approach. Early adoption is permitted. We are evaluating the potential effects of the adoption to our financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal vs. Agent Considerations, which amends the principal–versus–agent implementation guidance in ASC 606. ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or agent for each specified good or service promised in a contract with a customer as defined in ASC 606. The entity must first identify each specified good or service to be provided to the customer and then assess whether it controls each specified good or service. The ASU also removed two of the five indicators used in evaluating control under the old guidance and reframes the remaining three indicators. We intend to adopt this standard on January 1, 2018. We are evaluating the potential effects of the adoption to our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (SEC) did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.
3. Net Income per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2016	2015
	(In millions, except net income per share)
Numerator:
Net income	$24	$28
Denominator:
Denominator for basic net income per share	55	49
Effect of dilutive securities:
Share-based compensation	1	—
1.125% Warrants (1)	1	1
Denominator for diluted net income per share	57	50
Net income per share: (2)
Basic	$0.44	$0.58
Diluted	$0.43	$0.56
______________________________

(1)	For more information regarding the 1.125% Warrants, refer to Note 11, "Derivatives."

(2)	Source data for calculations in thousands.
Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive.
4. Business Combinations
In the first quarter of 2016, we closed on several business combinations in the Health Plans segment. For all of these transactions we applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to tangible and intangible assets acquired, and liabilities assumed based on their respective fair values. For Health Plans acquisitions, in general, only intangible assets are acquired. All of these acquisitions were funded using available cash and acquisition-related costs were insignificant.
Health Plans
Consistent with our strategy to grow in our existing markets, we closed the following Health Plans acquisitions in 2016:
Illinois. On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business of, Accountable Care Chicago, LLC, also known as MyCare Chicago. The initial purchase price was approximately $35 million, and the Illinois health plan added approximately 58,000 Medicaid members as a result of this transaction.
On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business, of Loyola Physician Partners, LLC. The initial purchase price was approximately $15 million, and the Illinois health plan added approximately 21,000 Medicaid members as a result of this transaction.
On March 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business, of Better Health Network, LLC. The initial purchase price was approximately $18 million, and the Illinois health plan added approximately 34,000 Medicaid members as a result of this transaction.
Michigan. On January 1, 2016, our Michigan health plan closed on its acquisition of the Medicaid and MIChild membership, and certain Medicaid and MIChild assets, of HAP Midwest Health Plan, Inc. The initial purchase price was approximately $36 million, and the Michigan health plan added approximately 81,000 Medicaid and MIChild members as a result of this transaction.
Washington. On January 1, 2016, our Washington health plan closed on its acquisition of the Medicaid contracts, and certain assets related to the operation of the Medicaid business, of Columbia United Providers, Inc. The final purchase price was approximately $28 million, and the Washington health plan added approximately 57,000 Medicaid members as a result of this transaction.
For the acquisitions described above, we recorded goodwill to the Health Plans segment amounting to $98 million in the aggregate, which relates to future economic benefits arising from expected synergies to be achieved. Such synergies include use of our existing infrastructure to support the added membership. The amount recorded as goodwill is deductible for income tax purposes.
The following table presents the intangible assets identified in the transactions described above. The weighted-average amortization period, in the aggregate, is 5.9 years. For these acquisitions in the aggregate, we expect to record amortization of approximately $6 million per year in the years 2016 through 2020 and $1 million in 2021.

	Fair Value	Life
	(In millions)	(Years)
Intangible asset type:
Contract rights - member list	$28	5
Provider network	6	10
	$34
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
Derivative financial instruments. Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of March 31, 2016 included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 11, “Derivatives,” the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
The changes in fair value of Level 3 financial instruments for the three months ended March 31, 2016 were insignificant.

Our financial instruments measured at fair value on a recurring basis at March 31, 2016, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,425	$—	$1,425	$—
Government-sponsored enterprise securities (GSEs)	214	214	—	—
Municipal securities	165	—	165	—
U.S. treasury notes	114	114	—	—
Certificates of deposit	78	—	78	—
Asset-backed securities	74	—	74	—
Subtotal - current investments	2,070	328	1,742	—
1.125% Call Option derivative asset	377	—	—	377
Total assets measured at fair value on a recurring basis	$2,447	$328	$1,742	$377

1.125% Conversion Option derivative liability	$377	$—	$—	$377
Total liabilities measured at fair value on a recurring basis	$377	$—	$—	$377
Our financial instruments measured at fair value on a recurring basis at December 31, 2015, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,184	$—	$1,184	$—
GSEs	211	211	—	—
Municipal securities	185	—	185	—
U.S. treasury notes	78	78	—	—
Certificates of deposit	80	—	80	—
Asset-backed securities	63	—	63	—
Subtotal - current investments	1,801	289	1,512	—
1.125% Call Option derivative asset	374	—	—	374
Total assets measured at fair value on a recurring basis	$2,175	$289	$1,512	$374

1.125% Conversion Option derivative liability	$374	$—	$—	$374
Total liabilities measured at fair value on a recurring basis	$374	$—	$—	$374
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes, which are classified as Level 2 financial instruments, are indicated in the following table.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
5.375% Notes	$689	$721	$689	$700
1.125% Convertible Notes	454	914	448	865
1.625% Convertible Notes	276	379	273	365
	$1,419	$2,014	$1,410	$1,930

6. Investments
The following tables summarize our investments as of the dates indicated:

	March 31, 2016
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,424	$3	$2	$1,425
GSEs	214	—	—	214
Municipal securities	164	1	—	165
U.S. treasury notes	114	—	—	114
Certificates of deposit	78	—	—	78
Asset-backed securities	74	—	—	74
	$2,068	$4	$2	$2,070

	December 31, 2015
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,189	$—	$5	$1,184
GSEs	212	—	1	211
Municipal securities	186	—	1	185
U.S. treasury notes	78	—	—	78
Certificates of deposit	80	—	—	80
Asset-backed securities	63	—	—	63
	$1,808	$—	$7	$1,801
The contractual maturities of our investments as of March 31, 2016 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$1,109	$1,109
Due after one year through five years	938	940
Due after five years through ten years	21	21
	$2,068	$2,070
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three months ended March 31, 2016 and 2015 were insignificant.
We have determined that unrealized gains and losses at March 31, 2016 and December 31, 2015, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of March 31, 2016:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$453	$2	274	$—	$—	—

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2015:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$825	$4	588	$119	$1	87
GSEs	182	1	77	—	—	—
Municipal securities	128	1	181	—	—	—
	$1,135	$6	846	$119	$1	87
7. Receivables
Receivables consist primarily of amounts due from government Medicaid agencies, which may be subject to potential retroactive adjustments. Because all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for doubtful accounts is immaterial. The information below is presented by segment.

	March 31, 2016	December 31, 2015
	(In millions)
California	$121	$104
Florida	62	22
Illinois	94	35
Michigan	58	39
New Mexico	73	51
Ohio	89	66
Puerto Rico (1)	54	33
South Carolina	10	6
Texas	77	56
Utah	28	18
Washington	69	53
Wisconsin	24	22
Direct delivery and other	9	6
Total Health Plans segment	768	511
Molina Medicaid Solutions segment	37	37
Other segment	58	49
	$863	$597
(1) See Note 14, Commitments and Contingencies, for further discussion of Puerto Rico health plan receivables.
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

	March 31, 2016	December 31, 2015
	(In millions)
Florida	$34	$34
Illinois	3	—
Michigan	1	1
New Mexico	47	43
Ohio	12	12
Puerto Rico	10	10
Texas	4	4
Utah	4	4
Wisconsin	1	1
Total Health Plans segment	$116	$109
The contractual maturities of our held-to-maturity restricted investments as of March 31, 2016 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$111	$111
Due after one year through five years	5	5
	$116	$116
9. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	March 31, 2016	December 31, 2015
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,392	$1,191
Pharmacy payable	111	88
Capitation payable	138	140
Other	299	266
	$1,940	$1,685
"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $191 million and $167 million as of March 31, 2016 and December 31, 2015, respectively.
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

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Medical claims and benefits payable, beginning balance	$1,685	$1,201
Components of medical care costs related to:
Current period	3,755	11,935
Prior periods	(167)	(141)
Total medical care costs	3,588	11,794

Change in non-risk provider payables	24	48

Payments for medical care costs related to:
Current period	2,241	10,448
Prior periods	1,116	910
Total paid	3,357	11,358
Medical claims and benefits payable, ending balance	$1,940	$1,685
Benefit from prior period as a percentage of:
Balance at beginning of period	10.0%	11.8%
Premium revenue, trailing twelve months	1.2%	1.1%
Medical care costs, trailing twelve months	1.3%	1.2%
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
As indicated above, the amounts ultimately paid out on our medical claims and benefits payable liabilities in fiscal years 2016 and 2015 were less than what we had expected when we had established those liabilities. The differences between our original estimates and the amounts ultimately paid out (or now expected to be ultimately paid out) for the most part related to IBNP. While many related factors working in conjunction with one another determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We believe that the most significant uncertainties surrounding our IBNP estimates at March 31, 2016 are as follows:

•	In the first quarter of 2016, our Marketplace enrollment across all health plans increased by approximately 425,000 members. Some of the states with significant increases included:

◦	California: 57,000

◦	Florida: 114,000

◦	Texas: 122,000

◦	Utah: 48,000

◦	Wisconsin: 39,000
Because these new Marketplace members may have different utilization patterns than our legacy members, the reserves are subject to more than the usual amount of uncertainty.

•
Our Illinois health plan added over 100,000 new members under acquisitions of three Medicaid contracts during the first quarter of 2016. Because these new members may have different utilization patterns than our legacy members, the reserves are subject to more than the usual amount of uncertainty.

•
Our Florida health plan added approximately 100,000 new members under an acquisition in the fourth quarter of 2015. Because these new members may have different utilization patterns than our legacy members, the reserves are subject to more than the usual amount of uncertainty.

•
At our New Mexico health plan, we overpaid certain inpatient and outpatient facility claims. We adjusted our claims payment history to reflect the claims payment pattern that would have occurred without these overpayments. For this reason, the reserves are subject to more than the usual amount of uncertainty.

We recognized favorable prior period claims development in the amount of $167 million for the three months ended March 31, 2016. This amount represents our estimate as of March 31, 2016, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2015 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

•
A new version of diagnostic codes was required for all claims with dates of service October 1, 2015, and later. As a result, payment was delayed or denied for a significant number of claims due to provider submission of claims with diagnostic codes that were no longer valid. Once providers were able to submit claims with the correct diagnostic codes, our actual costs were ultimately less than expected.

•	At our New Mexico health plan, we overstated the impact of several pending high-dollar claims, and our actual costs were ultimately less than expected.

•
At our Washington health plan, we overpaid certain outpatient facility claims in 2015 when the state converted to a new payment methodology. We did not include an estimate in the reserves for this potential recovery as of December 31, 2015.

10. Debt
As of March 31, 2016, contractual maturities of debt for the years ending December 31 are as follows:

	Total	2016	2017	2018	2019	2020	Thereafter
	(In millions)
5.375% Notes	$700	$—	$—	$—	$—	$—	$700
1.125% Convertible Notes	550	—	—	—	—	550	—
1.625% Convertible Notes (1)	302	—	—	—	—	—	302
Other	1	1	—	—	—	—	—
	$1,553	$1	$—	$—	$—	$550	$1,002

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

Substantially all of our debt is held at the parent, which is reported in the Other segment. The principal amounts, unamortized discount (net of premium related to 1.625% Notes), unamortized issuance costs, and net carrying amounts of debt were as follows:

	Principal Balance	Unamortized Discount	Unamortized Issuance Costs	Net Carrying Amount
	(In millions)
March 31, 2016:
5.375% Notes	$700	$—	$11	$689
1.125% Convertible Notes	550	89	7	454
1.625% Convertible Notes	302	22	4	276
Other	1	—	—	1
	$1,553	$111	$22	$1,420
December 31, 2015:
5.375% Notes	$700	$—	$11	$689
1.125% Convertible Notes	550	95	7	448
1.625% Convertible Notes	302	25	4	273
Other	1	—	—	1
	$1,553	$120	$22	$1,411

	Three Months Ended March 31,
	2016	2015
	(In millions)
Interest cost recognized for the period relating to the:
Contractual interest coupon rate	$12	$3
Amortization of the discount	7	7
	$19	$10
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
Credit Facility. In June 2015, we entered into an unsecured $250 million revolving credit facility (Credit Facility). The Credit Facility has a term of five years and all amounts outstanding will be due and payable on June 12, 2020. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $350 million. As of March 31, 2016, outstanding letters of credit amounting to $6 million reduced the borrowing capacity to $244 million, and no amounts were outstanding under the Credit Facility.
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
The Credit Facility contains customary non-financial and financial covenants, including a minimum fixed charge coverage ratio, a maximum debt-to-EBITDA ratio and minimum statutory net worth. At March 31, 2016, we were in compliance with all financial covenants under the Credit Facility.
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
The 1.125% Notes are convertible only into cash, and not into shares of our common stock or any other securities. The initial conversion rate for the 1.125% Notes is 24.5277 shares of our common stock per $1,000 principal amount of the 1.125% Notes. This represents an initial conversion price of approximately $40.77 per share of our common stock. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.125% Notes, equal to the settlement amount, determined in the manner set forth in the indenture. We may not redeem the 1.125% Notes prior to the maturity date. Holders may convert their 1.125% Notes only under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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
The 1.125% Notes met the stock price trigger in the quarter ended March 31, 2016, and are convertible to cash through at least June 30, 2016. Because the 1.125% Notes may be converted into cash within 12 months, the $454 million carrying amount is reported in current portion of long-term debt as of March 31, 2016.
The 1.125% Notes contain an embedded cash conversion option (the 1.125% Conversion Option), which was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Conversion Option settles or expires. The initial fair value liability of the 1.125% Conversion Option simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate of approximately 6%. As of March 31, 2016, the 1.125% Notes have a remaining amortization period of 3.8 years. The 1.125% Notes' if-converted value exceeded their principal amount by approximately $239 million and $332 million as of March 31, 2016 and December 31, 2015, respectively.
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
Holders may convert their 1.625% Notes only under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

As of March 31, 2016, the 1.625% Notes were not convertible.
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
Because the 1.625% Notes are net share settled and have cash settlement features, we have allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 1.625% Notes resulted in a debt discount that is amortized back to the 1.625% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. The expected life of the debt is approximately four years, beginning on the issuance date and ending on the first date we may redeem the 1.625% Notes in August 2018. As of March 31, 2016, the 1.625% Notes have a remaining amortization period of 2.4 years. This has resulted in our recognition of interest expense on the 1.625% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5%. The outstanding 1.625% Notes’ if-converted value exceeded their principal amount by approximately $30 million and $10 million as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the equity component of the 1.625% Notes, including the impact of deferred taxes, was $23 million.

11. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	March 31, 2016	December 31, 2015
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$377	$374
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$377	$374
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
1.125% Notes Call Spread Overlay. Concurrent with the issuance of the 1.125% Notes in 2013, we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes (the Counterparties). We refer to these transactions collectively as the Call Spread Overlay. Under the Call Spread Overlay, the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by proceeds from the sale of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments in excess of the principal amount of the 1.125% Notes due upon any conversion of the 1.125% Notes.
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
As of March 31, 2016, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Notes may be converted within 12 months of March 31, 2016, as described in Note 10, "Debt.”
12. Stockholders' Equity
Stockholders' equity increased $33 million during the three months ended March 31, 2016 compared with stockholders' equity at December 31, 2015. The increase was primarily due to net income of $24 million, $6 million of other comprehensive income and $3 million related to employee stock transactions.
1.125% Warrants. In connection with the 1.125% Notes Call Spread Overlay transaction described in Note 11, "Derivatives," in 2013, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period (beginning on April 15, 2020) under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, "Net Income per Share," for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised.
Securities Repurchase Program. Effective as of December 16, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock or senior notes. This repurchase program extends through December 31, 2016.

Stock Incentive Plans. In connection with our equity incentive plans and employee stock purchase plan, we issued approximately 200,000 shares of common stock, net of shares used to settle employees’ income tax obligations, for the three months ended March 31, 2016.
Charged to general and administrative expenses, total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Restricted stock and performance awards	$5	$5
Employee stock purchase plan and stock options	2	1
	$7	$6
As of March 31, 2016, there was $53 million of total unrecognized compensation expense related to unvested restricted share awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 2.1 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 3.8% for non-executive employees as of March 31, 2016.
Restricted stock. Restricted and performance stock activity for the three months ended March 31, 2016 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested balance as of December 31, 2015	1,035	$46.68
Granted	498	64.21
Vested	(291)	39.09
Forfeited	(1)	33.53
Unvested balance as of March 31, 2016	1,241	55.50
The total fair value of restricted and performance awards granted during the three months ended March 31, 2016 and 2015 was $18 million and $11 million, respectively. The total fair value of restricted awards, including those with performance and market conditions, which vested during the three months ended March 31, 2016 and 2015 was $32 million and $23 million, respectively.
As of March 31, 2016, there were approximately 603,000 unvested restricted shares outstanding which contained one or more performance measures. In the event the vesting conditions are not achieved, the awards will lapse. Based on our assessment as of March 31, 2016, we expect the performance conditions for approximately 425,000 of these outstanding restricted share awards to be met in full.
13. Segment Information
We have three reportable segments. These segments include our Health Plans and Molina Medicaid Solutions segments, which comprise the vast majority of our operations, and our Other segment. As of December 31, 2015, we changed our reporting structure as a result of the Pathways acquisition in November 2015, which is reported in Other.
Our reportable segments are consistent with how we currently manage the business and view the markets we serve. The Health Plans segment consists of our health plans and our direct delivery business. Our health plans represent operating segments that have been aggregated for reporting purposes because they share similar economic characteristics. The Molina Medicaid Solutions segment provides MMIS design, development, and implementation; business process outsourcing solutions; hosting services; and information technology support services to state Medicaid agencies. Our Other segment includes other businesses, such as our Pathways behavioral health and social services provider, that do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to other reportable segments.
The following table presents gross margin as the appropriate earnings measure for our reportable segments, based on how our chief operating decision maker currently reviews results, assesses performance, and allocates resources.
Gross margin for our Health Plans segment is referred to as "Medical margin," and for our Molina Medicaid Solutions and Other segments, as "Service margin." Medical margin represents the amount earned by the Health Plans segment after medical costs are deducted from premium revenue. The medical care ratio represents the amount of medical care costs as a percentage of premium revenue. One of the key metrics used to assess the performance of the Health Plans segment is the medical care ratio; therefore, the underlying medical margin is the most important measure of earnings reviewed by the chief operating decision maker. The service margin is equal to service revenue minus cost of service revenue. We previously reported our segment results to the operating income level, where we reported the cost of all centralized services within our most significant segment, the Health Plans segment.

	Health Plans	Molina Medicaid Solutions	Other	Consolidated

	(In millions)
Three Months Ended March 31, 2016
Total revenue (1)	$4,201	$52	$90	$4,343
Gross margin	407	6	7	420

Three Months Ended March 31, 2015
Total revenue (1)	3,117	52	2	3,171
Gross margin	335	16	—	351

Total Assets
March 31, 2016	5,302	250	1,631	7,183
December 31, 2015	4,707	213	1,656	6,576
______________________

(1)	Total revenue consists primarily of premium revenue for the Health Plans segment, and service revenue for the Molina Medicaid Solutions and Other segments.
The following table reconciles gross margin by segment to consolidated income before income tax expense:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Gross margin:
Health Plans	$407	$335
Molina Medicaid Solutions	6	16
Other	7	—
Other operating revenues (1)	208	148
Less: other operating expenses (2)	539	417
Operating income	89	82
Other expenses, net	25	15
Income before income tax expense	$64	$67
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(2)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses and depreciation and amortization.
14. Commitments and Contingencies
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
State of Louisiana. On June 26, 2014, the state of Louisiana filed a Petition for Damages against Molina Medicaid Solutions, Molina Healthcare, Inc., Unisys Corporation, and Paramax Systems Corporation, a subsidiary of Unisys, in the Parish of Baton Rouge, 19th Judicial District, versus number 631612. The Petition alleges that between 1989 and 2012, the defendants utilized an incorrect reimbursement formula for the payment of pharmaceutical claims. We believe we have several meritorious defenses to the claims of the state, and any liability for the alleged claims is not currently probable and not reasonably estimable.
United States of America, ex rel., Anita Silingo v. Mobile Medical Examination Services, Inc., et al. On or around October 14, 2014, Molina Healthcare of California, Molina Healthcare of California Partner Plan, Inc., Mobile Medical Examination Services, Inc. (MedXM), and other health plan defendants were served with a Complaint previously filed under seal in the Central District Court of California by Relator, Anita Silingo, Case No. SACV13-1348-FMO(SHx). The Complaint alleges that MedXM improperly modified medical records and otherwise took inappropriate steps to increase members’ risk adjustment scores, and that the defendants, including Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc., purportedly turned a “blind eye” to these unlawful practices. The Department of Justice has declined to intervene. The District Court dismissed this action as to Molina without leave to amend as to some allegations and with leave to amend as to other allegations. On October 22, 2015, the Relator filed a third amended complaint. We believe that we have several meritorious defenses to the claims of the Relator, and any liability for the alleged claims is not currently probable and not reasonably estimable.
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
States' Budgets. From time to time the states in which our health plans operate may experience financial difficulties, which could lead to delays premium payments. For example, the state of Illinois is currently operating without a budget for its fiscal year ending June 30, 2016. As of March 31, 2016, our Illinois health plan served approximately 206,000 members, and recognized premium revenue of approximately $149 million in the first quarter of 2016. As of April 25, 2016, Illinois is current with its premium payments through February 29, 2016, but has not paid us for March 2016.
In another example, the Commonwealth of Puerto Rico has reported that it may lack sufficient resources to fund all necessary governmental programs, including health care-related programs, as well as meet its debt obligations for its fiscal year ending June 30, 2016. On May 2, 2016, Puerto Rico defaulted on approximately $422 million in debt repayment obligations to certain bondholders. In addition, it is likely to default on the $2 billion debt repayment obligation due to such bondholders on July 1, 2016.
As of April 29, 2016, the Commonwealth had paid us the first three weekly installments due for the month of April 2016. However, in a letter dated April 29, 2016, the Puerto Rico Health Insurance Administrator notified our Puerto Rico health plan that it would be unable at this time to make the fourth and final 25% installment payment of the capitation amount due for April 2016, or approximately $15 million. We are uncertain when the Puerto Rico health plan will be paid the fourth and final capitation amount for April 2016, as well as when our health plan will be paid the initial weekly capitation installments for May 2016.
As of March 31, 2016, the plan served approximately 339,000 members and recognized premium revenue of approximately $181 million in the first quarter of 2016, or approximately $60 million per month. Total premiums receivable from the Commonwealth as of March 31, 2016, were approximately $30 million, of which approximately $15 million has been collected.
Puerto Rico Member Eligibility and Premium Revenue. It is the practice of the Commonwealth to pay us for eligible members only after those members have been assigned to us, and our plan has sent electronic confirmation of the receipt of eligibility.

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
It has been our practice in the past to continue to serve our members and pay health care providers for services rendered in circumstances where state (or Commonwealth) governments are temporarily unable to pay us, so long as we continue to believe that such state (or Commonwealth) governments will ultimately pay us. We are continuing to closely monitor the situation in Puerto Rico, including whether we should exit the Puerto Rico market.
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
Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,221 million at March 31, 2016, and $1,229 million at December 31, 2015. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $542 million and $612 million as of March 31, 2016 and December 31, 2015, respectively.
The National Association of Insurance Commissioners (NAIC) adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules which may vary from state to state.
As of March 31, 2016, our health plans had aggregate statutory capital and surplus of approximately $1,349 million compared with the required minimum aggregate statutory capital and surplus of approximately $854 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2016. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
15. Related Party Transactions
Our California health plan has entered into a provider agreement with Pacific Healthcare IPA (Pacific), which is 50% owned by the brother-in-law of Dr. J. Mario Molina and John C. Molina. Under the terms of this provider agreement, the California health plan pays Pacific for medical care Pacific provides to health plan members. For the three months ended March 31, 2016 and 2015, the amounts paid to Pacific were insignificant.
Refer to Note 16, "Variable Interest Entities (VIEs)," for a discussion of the Joseph M. Molina, M.D. Professional Corporations.
16. Variable Interest Entities (VIEs)
Joseph M. Molina M.D., Professional Corporations
The Joseph M. Molina, M.D. Professional Corporations (JMMPC) were created to further advance our direct delivery business. JMMPC's primary shareholder is Dr. J. Mario Molina, our chief executive officer, president, and chairman of the board of directors. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. JMMPC provides primary care medical services through its employed physicians and other medical professionals. JMMPC also provides certain specialty referral services to our California health plan members through a contracted provider network. Substantially all of the individuals served by JMMPC are members of our health plans. JMMPC does not have agreements to provide professional medical services with any other entities.
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
Separately, our California, Florida, New Mexico, Utah and Washington health plans have entered into primary care services agreements with JMMPC. These agreements direct our health plans to perform a monthly reconciliation, to either fund JMMPC's operating deficits, or receive JMMPC's operating surpluses, such that JMMPC will derive no profit or loss. Because the MMM services agreements described above mitigate the likelihood of significant operating deficits or surpluses, such monthly reconciliation amounts are generally insignificant. For the three months ended March 31, 2016 and 2015, our health plans paid $31 million and $25 million, respectively, to JMMPC for health care services provided by JMMPC to the health plans' members.
We have determined that JMMPC is a VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of March 31, 2016, JMMPC had total assets of $12 million, and total liabilities of $12 million. As of December 31, 2015, JMMPC had total assets of $17 million, and total liabilities of $17 million.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated. Those known risks and uncertainties include, but are not limited to, the following:

•
uncertainties and evolving market and provider economics associated with the implementation of the Affordable Care Act, the Medicaid Expansion, the insurance marketplaces, the effect of various implementing regulations, and uncertainties regarding the Medicare-Medicaid dual eligible demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•
management of our medical costs, including seasonal flu patterns and rates of utilization that are consistent with our expectations, our ability to reduce over time the high medical costs commonly associated with new patient populations, and the success of our care management initiatives;

•
our ability to predict with a reasonable degree of accuracy utilization rates in newly acquired plans and new geographies where we have less experience with both the patient and the provider populations;

•
our ability to manage growth, including maintaining and creating adequate internal systems and controls relating to authorizations, approvals, and the overall success of care management initiatives designed to control costs;

•	our ability to deal with increased pharmacy costs, including the increasing cost of high-cost specialty drugs, and formulary changes that allow the option of higher priced nongeneric drugs;

•	our ability to manage in an environment where the overall trend suggests lower premiums per patient per month (PMPM) than past experience;

•
federal or state medical cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit sharing arrangements, risk adjustment and conflicting interpretations thereof;

•	the interpretation and implementation of at-risk premium rules regarding the achievement of certain quality measures, and our ability to recognize revenue amounts associated therewith;

•
the interpretation and implementation of state contract performance requirements regarding the achievement of certain quality measures, and our ability to avoid liquidated damages associated therewith;

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•
the success of our new health plan in Puerto Rico, including the resolution of the Puerto Rico debt crisis, payment of all amounts due under our Medicaid contract, and our efforts to have providers prescribe generics notwithstanding recent changes to Puerto Rico's formulary;

•	specialty drugs or generic drugs that are exorbitantly priced but not factored into the calculation of our capitated rates;

•
significant budget pressures on state governments and their potential inability to maintain current rates, to implement expected rate increases, or to maintain existing benefit packages or membership eligibility thresholds or criteria, including the resolution of the Illinois budget impasse and continued payment of all amounts due to our Illinois health plan;

•	the accurate estimation of incurred but not reported or paid medical costs across our health plans;

•	retroactive adjustments to premium revenue or accounting estimates which require adjustment based upon subsequent developments or new information;

•	efforts by states to recoup previously paid amounts, including but not limited to our dispute with the state of New Mexico related to reimbursement for retroactively enrolled members in 2014;

•	the success of our profit improvement and cost-cutting initiatives;

•	the success of our efforts to retain existing government contracts and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states;

•	the continuation and renewal of the government contracts of both our health plans and Molina Medicaid Solutions and the terms under which such contracts are renewed;

•	complications, member confusion, or enrollment backlogs related to the annual renewal of Medicaid coverage;

•	government audits and reviews, and any fine, enrollment freeze, or monitoring program that may result therefrom;

•	changes with respect to our provider contracts and the loss of providers;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings;

•	the relatively small number of states in which we operate health plans;

•	the effect on our Los Angeles County subcontract of Centene’s acquisition of Health Net;

•
the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, repay our outstanding indebtedness at maturity and meet our liquidity needs, including the interest expense and other costs associated with such financing;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments, including but not limited to the deductibility of certain compensation costs;

•	newly emergent viruses or widespread epidemics, including the Zika virus, and associated public alarm;

•	changes in general economic conditions, including unemployment rates;

•	the sufficiency of our funds on hand to pay the amounts due upon conversion of our outstanding notes; and

•	increasing competition and consolidation in the Medicaid industry.
Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management's Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2015.

Company Overview
Molina Healthcare, Inc. provides quality health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments. These segments include our Health Plans and Molina Medicaid Solutions segments, which comprise the vast majority of our operations, and our Other segment. As of December 31, 2015, we changed our reporting structure as a result of the Pathways acquisition in November 2015, which is reported in Other. All prior periods reported conform to this presentation.
First Quarter 2016 Compared with First Quarter 2015
Net income per diluted share decreased to $0.43 in the first quarter of 2016 compared with $0.56 reported for the first quarter of 2015. The primary reason for the decline in earnings year over year was reduced Medicaid Expansion premium rates that lowered income before taxes by approximately $50 million ($0.55 per diluted share).
Strong enrollment growth generated approximately $1 billion, or 34% more premium revenue in the first quarter of 2016 compared with the first quarter of 2015. Enrollment growth was primarily due to increased Marketplace enrollment, the start-up of the Puerto Rico health plan in April 2015, and acquisitions. Consolidated premium revenue measured on a per-member per-month (PMPM) basis decreased approximately 6% in the first quarter of 2016 when compared with the first quarter of 2015. The decline in PMPM premium revenue was primarily the result of lower PMPM premiums for Medicaid Expansion and the Marketplace.
The medical care ratio increased to 89.8% in the first quarter of 2016, from 88.7% in the first quarter of 2015. Consolidated medical care costs measured on a PMPM basis decreased approximately 5% in the first quarter of 2016 when compared with the first quarter of 2015. The PMPM decrease in medical care costs, which was primarily related to increased Marketplace membership, was more than offset by the declines in PMPM revenues as described above.

General and administrative expenses as a percentage of total revenue (the “general and administrative expense ratio”) decreased slightly to 7.8% in the first quarter of 2016, from 8.1% in the first quarter of 2015, primarily the result of improved leverage of fixed administrative expenses over higher total revenue.
Market Updates
Refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 1, "Basis of Presentation," for a discussion of the current year market updates.

Understanding Our Business
Health Plans Segment
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of March 31, 2016, these health plans served 4.2 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace (Marketplace) members, most of whom receive government premium subsidies.
Health Plan Segment Membership by Health Plan and Program. The following tables set forth our Health Plans membership as of the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
Ending Membership by Health Plan:
California	676,000	620,000	574,000
Florida	576,000	440,000	352,000
Illinois	206,000	98,000	102,000
Michigan	399,000	328,000	256,000
New Mexico	246,000	231,000	222,000
Ohio	336,000	327,000	350,000
Puerto Rico (1)	339,000	348,000	—
South Carolina	102,000	99,000	111,000
Texas	380,000	260,000	268,000
Utah	151,000	102,000	90,000
Washington	672,000	582,000	533,000
Wisconsin	137,000	98,000	107,000
	4,220,000	3,533,000	2,965,000

Ending Membership by Program:
Temporary Assistance for Needy Families (TANF) and CHIP (2)	2,485,000	2,312,000	1,825,000
Medicaid Expansion	632,000	557,000	437,000
Aged, Blind or Disabled (ABD)	380,000	366,000	358,000
Marketplace	630,000	205,000	266,000
Medicare-Medicaid Plan (MMP) – Integrated (3)	50,000	51,000	34,000
Medicare Special Needs Plans (Medicare)	43,000	42,000	45,000
	4,220,000	3,533,000	2,965,000
_________________________

(1)	The Puerto Rico health plan began serving members effective April 1, 2015.

(2)	CHIP stands for Children's Health Insurance Program.

(3)	MMP members who receive both Medicaid and Medicare coverage from Molina Healthcare.

Health Plan Segment Premiums by Program. The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a PMPM basis, for the three months ended March 31, 2016. The "Consolidated" column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF and CHIP	$120.00	$290.00	$180.00
Medicaid Expansion	320.00	490.00	370.00
ABD	410.00	1,530.00	960.00
Marketplace	180.00	370.00	250.00
MMP – Integrated	1,210.00	3,220.00	2,220.00
Medicare	810.00	1,100.00	1,030.00
Health Plan Segment Medical Care Costs by Type. The following table provides the details of consolidated medical care costs by category for the periods indicated (dollars in millions except PMPM amounts):

	Three Months Ended March 31,
	2016			2015
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,737	$221.77	76.3%	$1,948	$226.04	73.9%
Pharmacy	525	42.53	14.6	351	40.75	13.3
Capitation	295	23.87	8.2	217	25.10	8.2
Direct delivery	16	1.34	0.5	27	3.11	1.0
Other	15	1.23	0.4	93	10.80	3.6
	$3,588	$290.74	100.0%	$2,636	$305.80	100.0%
Molina Medicaid Solutions Segment
Our Molina Medicaid Solutions segment provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida. Operations in each of those jurisdictions are performed pursuant to separate contracts with each respective Medicaid agency.
Other Segment
Our Other segment includes other businesses, such as our Pathways behavioral health and social services provider, that do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to other reportable segments.
How We Assess Performance
One of the key metrics used to assess the performance of our most significant segment, the Health Plans segment, is the medical care ratio. The medical care ratio represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying gross margin, or the amount earned by the Health Plans segment after medical costs are deducted from premium revenue, is the most important measure of earnings reviewed by management.
Gross margin for our Health Plans segment is referred to as "Medical margin," and for our Molina Medicaid Solutions and Other segments, as "Service margin." The service margin is equal to service revenue minus cost of service revenue. The following table presents gross margin for the Health Plans and Molina Medicaid Solutions segments; the comparison of results for the Other segment was not meaningful for the periods presented. Management's discussion and analysis of the changes in the individual components of gross margin, by reportable segment, is below under Results of Operations.

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
	(In millions)
Health Plans:
Premium revenue	$3,995	$2,971	$1,024	34%
Less: medical care costs	3,588	2,636	952	36
Medical margin	$407	$335	$72	21%
Medical care ratio	89.8%	88.7%
Molina Medicaid Solutions:
Service revenue	$52	$52	$—	—%
Less: cost of service revenue	46	36	10	28
Service margin	$6	$16	$(10)	(63)%
Service cost ratio	88.8%	69.2%

Our Use of Non-GAAP Financial Measures
We use two non-GAAP financial measures as supplemental metrics in evaluating our financial performance, making financing and business decisions, and forecasting and planning for future periods. For these reasons, management believes such measures are useful supplemental measures to investors in comparing our performance to the performance of other public companies in the health care industry. These non-GAAP financial measures should be considered as supplements to, and not as substitutes for or superior to, GAAP measures. The year over year changes for items comprising both of these measures are described below in Results of Operations, in the components of net income.
The first of these non-GAAP measures is earnings before interest, taxes, depreciation and amortization (EBITDA). We believe that EBITDA is particularly helpful in assessing our ability to meet the cash demands of our operating units. The following table reconciles net income, which we believe to be the most comparable GAAP measure, to EBITDA.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net income	$24	$28
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	37	29
Interest expense	25	15
Income tax expense	40	39
EBITDA	$126	$111
The second of these non-GAAP measures is adjusted net income (including adjusted net income per diluted share). We believe that adjusted net income per diluted share is very helpful in assessing our financial performance exclusive of the non-cash impact of the amortization of purchased intangibles. The following table reconciles net income, which we believe to be the most comparable GAAP measure, to adjusted net income.

	Three Months Ended March 31,
	2016		2015
	(In millions, except diluted per-share amounts)
Net income	$24	$0.43	$28	$0.56
Adjustment, net of tax:
Amortization of intangible assets	5	0.08	3	0.06
Adjusted net income (1)	$29	$0.51	$31	$0.62
__________________________

(1)
Beginning in the first quarter of 2016, we revised our calculation of adjusted net income. We no longer subtract “Amortization of convertible senior notes and lease financing obligations” from net income to arrive at adjusted net income. We made this change because various capital transactions that we completed in 2015 reduced our relative reliance on convertible notes and lease financing as sources of capital. We believe that this change enhances the comparability of these non-GAAP measures with the corresponding non-GAAP measures used by our competitors. All periods presented conform to this presentation.

Results of Operations
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Health Plans Segment
In the first quarter of 2016, a 41% increase in membership and a 6% decrease in revenue PMPM (which was primarily the result of lower Medicaid Expansion and Marketplace revenue PMPM) resulted in increased premium revenue of approximately 34%, or $1.0 billion, when compared with the first quarter of 2015.
Medical care costs as a percent of premium revenue increased to 89.8% in the first quarter of 2016 from 88.7% in the first quarter of 2015. Medical margin increased 21% in the first quarter of 2016 over the first quarter of 2015.
Financial Performance by Program. The following tables present the components of premium revenue and medical care costs by program (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions).

	Three Months Ended March 31, 2016
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.4	$1,324	$178.47	$1,198	$161.46	90.5%	$126
Medicaid Expansion	1.9	679	365.11	574	308.30	84.4	105
ABD	1.2	1,112	961.49	1,041	899.79	93.6	71
Marketplace	1.6	409	251.85	334	205.86	81.7	75
MMP	0.1	340	2,220.68	317	2,070.23	93.2	23
Medicare	0.1	131	1,029.10	124	980.49	95.3	7
	12.3	$3,995	$323.73	$3,588	$290.74	89.8%	$407

	Three Months Ended March 31, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	5.5	$972	$177.40	$897	$163.67	92.3%	$75
Medicaid Expansion	1.3	507	397.99	393	308.59	77.5	114
ABD	1.0	940	894.70	863	820.72	91.7	77
Marketplace	0.6	194	332.52	156	268.60	80.8	38
MMP	0.1	225	2,206.17	199	1,950.71	88.4	26
Medicare	0.1	133	1,013.66	128	977.09	96.4	5
	8.6	$2,971	$344.65	$2,636	$305.80	88.7%	$335
_______________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

The following discussion highlights the primary drivers of our performance, by program, for the first quarter of 2016.
Medicaid TANF, CHIP and ABD. In the first quarter of 2016, we recorded a retroactive increase to Medicaid premium revenue of approximately $18 million, relating to dates of service prior to 2016.
Medicaid Expansion. Income before taxes for the first quarter of 2016 declined approximately $50 million ($0.55 per diluted share) in the first quarter of 2016, when compared with the first quarter of 2015, as a result of premium rate cuts to our Medicaid Expansion product. Rate decreases of 13% in California, 8% in New Mexico, and 5% in Ohio went into effect for Medicaid Expansion members on January 1, 2016.
Marketplace. In the first quarter of 2016, in response to new information, we increased Marketplace liabilities related to 2015 dates of service by approximately $30 million, approximately $20 million of which relates to our liability for risk adjustment payments that we expect to make to the federal government. Our estimated liability for risk adjustments is based on the relative health of our members (measured as an average risk score for each health plan), as compared to the expected average risk score for all Marketplace plans measured over each calendar year. At December 31, 2015, we estimated that our Marketplace risk adjustment liability for 2015 was approximately $214 million. This liability was based on our estimate of the difference between our risk scores for 2015 in each state where we operate, compared with the average of all Marketplace plans within each state. During the first quarter of 2016, analysis performed by third party sources indicated that difference between the risk scores of our health plans and those of other Marketplace health plans for the year ended December 31, 2015 has widened even further. Accordingly, in the first quarter of 2016, we increased our risk adjustment liability for dates of service in 2015 by approximately $20 million.
During the first quarter of 2016, we also accrued the cost of certain provider settlements related to Marketplace member utilization in 2015.
We now estimate that the medical care ratio for our Marketplace business for all of 2015 was approximately 77%.
Financial Performance by State Health Plan. The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended March 31, 2016
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	2.0	$541	$273.42	$469	$236.92	86.7%	$72
Florida	1.6	489	295.42	413	249.45	84.4	76
Illinois	0.6	149	267.10	132	236.76	88.6	17
Michigan	1.2	387	320.14	347	287.34	89.8	40
New Mexico	0.7	336	449.52	296	394.77	87.8	40
Ohio	1.0	488	489.14	449	450.11	92.0	39
Puerto Rico (3)	1.0	181	176.85	174	170.43	96.4	7
South Carolina	0.3	84	275.97	67	220.78	80.0	17
Texas	1.1	620	580.81	575	538.91	92.8	45
Utah	0.4	114	264.62	102	235.88	89.1	12
Washington	2.0	506	255.41	458	231.18	90.5	48
Wisconsin	0.4	97	250.36	92	238.01	95.1	5
Other (4)	—	3	—	14	—	—	(11)
	12.3	$3,995	$323.73	$3,588	$290.74	89.8%	$407

	Three Months Ended March 31, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1.7	$511	$305.10	$452	$270.37	88.6%	$59
Florida	0.9	311	346.46	281	313.51	90.5	30
Illinois	0.3	104	341.86	90	293.58	85.9	14
Michigan	0.7	220	290.29	185	244.32	84.2	35
New Mexico	0.7	314	458.75	292	426.82	93.0	22
Ohio	1.0	515	488.26	413	391.56	80.2	102
Puerto Rico (3)	—	—	—	—	—	—	—
South Carolina	0.3	91	266.42	74	216.67	81.3	17
Texas	0.8	382	492.38	352	453.30	92.1	30
Utah	0.3	77	290.27	74	278.99	96.1	3
Washington	1.6	376	240.83	352	225.49	93.6	24
Wisconsin	0.3	60	199.61	49	161.13	80.7	11
Other (4)	—	10	—	22	—	—	(12)
	8.6	$2,971	$344.65	$2,636	$305.80	88.7%	$335

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	The Puerto Rico health plan began serving members effective April 1, 2015.

(4)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
The following discussion highlights the primary drivers of our performance, by health plan, for the first quarter of 2016.
California. Premium revenue grew to $541 million in the first quarter of 2016, from $511 million in the first quarter of 2015, as a result of higher membership. The medical care ratio decreased to 86.7% in the first quarter of 2016, from 88.6% in the first quarter of 2015, because higher medical care ratios for the MMP and Medicaid Expansion programs were more than offset by lower medical care ratios for other programs.
Florida. Premium revenue grew to $489 million in the first quarter of 2016, from $311 million in the first quarter of 2015, due to increased Marketplace membership, and the addition of over 100,000 members from Medicaid contract acquisitions primarily in the fourth quarter of 2015. The medical care ratio decreased to 84.4% in the first quarter of 2016, from 90.5% in the first quarter of 2015, primarily as a result of a Medicaid rate increase of approximately 5% effective September 1, 2015, a retroactive rate increase and various cost containment activities undertaken by the health plan; which were partially offset by retroactive increases to 2015 Marketplace liabilities. Absent out of period adjustments recorded in the first quarter of 2016, the medical care ratio for the Florida health plan would have been approximately 87% in the first quarter of 2016.
Illinois. Premium revenue grew to $149 million in the first quarter of 2016, from $104 million in the first quarter of 2015, and the medical care ratio increased to 88.6% in the first quarter of 2016, from 85.9% in the first quarter of 2015. The plan added over 100,000 members from Medicaid contract acquisitions in the first quarter of 2016. The medical care ratio increased for the TANF, ABD and Medicaid Expansion programs.
Michigan. Premium revenue grew $167 million, or 76%, in the first quarter of 2016 compared with the first quarter of 2015, due to the addition of over 100,000 members from Medicaid contract acquisitions in the third quarter of 2015 and the first quarter of 2016. The medical care ratio increased to 89.8% in the first quarter of 2016, from 84.2% in the first quarter of 2015. The medical care ratio increased in the first quarter of 2016 due to the launch of the comparatively lower margin MMP program subsequent to the first quarter of 2015, a rate decrease of approximately 1% effective January 1, 2016 and a reduction to revenue of approximately $5 million in 2016 for the true up of the medical cost floor related to 2015.
New Mexico. The medical care ratio decreased to 87.8% in the first quarter of 2016, from 93.0% in the first quarter of 2015, due to lower medical care ratios for the TANF and ABD programs, which more than offset an increase in the medical care ratio for the Medicaid Expansion and Medicare programs.
Ohio. Premium revenue declined $27 million, or 5%, in the first quarter of 2016 compared with the first quarter of 2015, due to reduced overall state Medicaid enrollment and reimbursement rates. The medical care ratio increased to 92.0% in the first quarter of 2016, from 80.2% in the first quarter of 2015. The increase in the 2016 medical care ratio was the result of a blended rate decrease of approximately 2.5% effective January 1, 2016 (which included a 5% decrease in Medicaid Expansion rates); substantially higher utilization of medical services in the first quarter of 2016 when compared to the same period in 2015; and a shift from very favorable development of prior period medical liability estimates in the first quarter of 2015 to slightly unfavorable development in the first quarter of 2016.
Puerto Rico. The medical care ratio was 96.4% in the first quarter of 2016. The plan served its first members effective April 1, 2015. See further information regarding our Puerto Rico health plan below under Part II, Item 1A – Risk Factors.
South Carolina. The medical care ratio decreased to 80.0% in the first quarter of 2016, from 81.3% in the first quarter of 2015.
Texas. Premium revenue grew $238 million, or 62%, in the first quarter of 2016 compared with the first quarter of 2015, primarily due to the addition of Marketplace membership, the addition of ABD members receiving nursing facility benefits effective March 1, 2015, and the start-up of the Texas MMP program on that same date. The plan's medical care ratio of 92.8% in the first quarter of 2016 was slightly higher than the first quarter of 2015.
Utah. The medical care ratio decreased to 89.1% in the first quarter of 2016, from 96.1% in the first quarter of 2015, due to improved medical cost efficiency across all programs.
Washington. Premium revenue grew $130 million, or 35%, in the first quarter of 2016 compared with the first quarter of 2015, primarily due to membership growth in the TANF, Medicaid Expansion and Marketplace programs. The medical care ratio decreased to 90.5% in the first quarter of 2016, from 93.6% in the first quarter of 2015, due to improved medical cost efficiency across nearly all programs.
Wisconsin. Premium revenue grew $37 million, or 61%, in the first quarter of 2016 when compared with the first quarter of 2015 as a result of increased Marketplace enrollment. The medical care ratio increased to 95.1% in the first quarter of 2016, from 80.7% in the first quarter of 2015 due to the higher medical care ratio of the Marketplace membership. Absent out of period costs recorded in the first quarter of 2016 that were related to 2015 Marketplace activity, the medical care ratio for the Wisconsin health plan would have been approximately 85% in the first quarter of 2016.

Molina Medicaid Solutions Segment
Service revenue was consistent between the first quarter of 2016 and the first quarter of 2015. Service margin declined $10 million in the first quarter of 2016 compared with the first quarter of 2015, primarily due to increased service costs associated with legacy state contracts that were recently re-procured.
Other Segment
The Other segment service margin for the three months ended March 31, 2016, was insignificant.
Income Statement Categories that are Not Unique to Individual Segments
General and Administrative Expenses. General and administrative expenses as a percentage of total revenue (the “general and administrative expense ratio”) decreased slightly to 7.8% in the first quarter of 2016, from 8.1% in the first quarter of 2015, primarily the result of improved leverage of fixed administrative expenses over higher total revenue.
Premium Tax Expenses. The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.6% in the first quarter of 2016 compared with 3.1% in the first quarter of 2015. This decrease was primarily due to the current year increase in MMP revenues. The Medicare portion of MMP revenue is not subject to premium tax.
Health Insurer Fee Revenue and Expenses. For our Medicaid program, actuarial standards require that we be reimbursed by state Medicaid agencies for both the expense associated with the HIF and the absence of tax deductibility for that expense. Subsequent to the first quarter of 2015, we secured full reimbursement for our expenses under the HIF (including the absence of tax deductibility) and as a result HIF revenue, as a percentage of premium revenue, increased to 2.2% in the first quarter of 2016 from 1.6% in the first quarter of 2015. HIF expenses, as a percentage of premium revenue, were 1.5% in the first quarter of 2016, compared with 1.4% in the first quarter of 2015.
Depreciation and Amortization. Depreciation and amortization amounted to 0.8% of total revenue for both periods.
Interest Expense. Interest expense increased to $25 million for the first quarter of 2016, from $15 million for the first quarter of 2015. The increase was primarily due to our issuance of $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, in the fourth quarter of 2015.
Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $8 million and $7 million for the three months ended March 31, 2016 and 2015, respectively.
Income Tax Expense. The provision for income taxes was recorded at an effective rate of 61.7% for the first quarter of 2016, compared with 58.2% for the first quarter of 2015. The effective tax rate for 2016 is higher than 2015 primarily as a result of higher non-deductible HIF expenses and nondeductible compensation.

Liquidity and Capital Resources
Introduction
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary sources of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue a short time before we pay for the related health care services. A majority of the assets held by our regulated subsidiaries is in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board-approved investment policies that conform to applicable state laws and regulations.
As of March 31, 2016, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold our restricted investments until maturity. Declines in interest rates over time will reduce our investment income.
Investment income increased to $8 million for the three months ended March 31, 2016, compared with $3 million for the three months ended March 31, 2015, primarily due to the increase in invested assets.
Cash in excess of the capital needs of our regulated health plans is generally paid to us in the form of dividends, when and as permitted by applicable regulations, for general corporate use. For the three months ended March 31, 2016, the parent received no dividends from subsidiaries. For the three months ended March 31, 2015, we received dividends from our regulated health plan subsidiaries amounting to $25 million, and $17 million from our unregulated subsidiaries.
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Three Months Ended March 31,
	2016	2015	Change
	(In millions)
Net cash provided by operating activities	$139	$554	$(415)
Net cash used in investing activities	(314)	(228)	(86)
Net cash provided by financing activities	2	5	(3)
Net (decrease) increase in cash and cash equivalents	$(173)	$331	$(504)
Operating Activities. Net cash provided by operating activities decreased $415 million in the three months ended March 31, 2016 compared with the three months ended March 31, 2015, primarily due to the following:

•
The change in receivables resulted in a use of cash of $266 million in the first quarter of 2016, and was a source of cash of $105 million in the first quarter of 2015. In the current year, receivables increased due to the addition of receivables from our Puerto Rico health plan which began operations on April 1, 2015, and acquisition-related growth. In the prior year, receivables decreased due to significant collections of premiums receivable at our California health plan in the first quarter of 2015.

•
The change in deferred revenue resulted in a use of cash of $129 million in the first quarter of 2016, and a use of cash of $26 million in the first quarter of 2015. In the current year, deferred revenue decreased due to the advance receipt of $146 million in premium revenue at our Washington health plan as of December 31, 2015, with no corresponding receipt as of March 31, 2016. In the first quarter of 2015, the Washington health plan received comparable advanced receipts of premiums at the end of both December 2014 and March 2015.

These changes were partially offset by the increase in amounts due government agencies, which provided additional cash of $86 million year over year. In connection with Health Plans segment membership growth in programs that contain medical cost floors or medical cost corridors, a portion of certain Medicaid, Medicare, and Marketplace premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs.
Investing Activities. Net cash used in investing activities increased $86 million in the three months ended March 31, 2016 compared with the three months ended March 31, 2015, primarily due to higher purchases of investments, net of sales and maturities, in the current year.
Financing Activities. There was no significant year over year change in financing activities.
Financial Condition
We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
On a consolidated basis, at March 31, 2016, our working capital was $1,387 million, compared with $1,484 million at December 31, 2015. At March 31, 2015, our cash and investments amounted to $4,344 million, compared to $4,241 million at December 31, 2015. Cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. – amounted to $542 million and $612 million as of March 31, 2016 and December 31, 2015, respectively.
Regulatory Capital and Dividend Restrictions. For more information on our regulatory capital and dividend restrictions, refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 14, "Commitments and Contingencies."
Debt Ratings. Our 5.375% Notes are rated "BB" by Standard & Poor's, and "Ba3" by Moody's Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and costs.
Future Sources and Uses of Liquidity
Announced Acquisition. As described in Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 1, "Basis of Presentation," we announced a Health Plans segment acquisition on April 19, 2016, that we expect to close in the second half of 2016. We expect the purchase price for this acquisition to amount to approximately $41 million, subject to certain closing adjustments.

States' Budgets. From time to time the states in which our health plans operate may experience financial difficulties, which could lead to delays premium payments. For example, the state of Illinois is currently operating without a budget for its fiscal year ending June 30, 2016. As of March 31, 2016, our Illinois health plan served approximately 206,000 members, and recognized premium revenue of approximately $149 million in the first quarter of 2016. As of April 25, 2016, Illinois is current with its premium payments through February 29, 2016, but has not paid us for March 2016.
In another example, the Commonwealth of Puerto Rico has reported that it may lack sufficient resources to fund all necessary governmental programs, including health care-related programs, as well as meet its debt obligations for its fiscal year ending June 30, 2016. On May 2, 2016, Puerto Rico defaulted on approximately $422 million in debt repayment obligations to certain bondholders. In addition, it is likely to default on the $2 billion debt repayment obligation due to such bondholders on July 1, 2016.
As of April 29, 2016, the Commonwealth had paid us the first three weekly installments due for the month of April 2016. However, in a letter dated April 29, 2016, the Puerto Rico Health Insurance Administrator notified our Puerto Rico health plan that it would be unable at this time to make the fourth and final 25% installment payment of the capitation amount due for April 2016, or approximately $15 million. We are uncertain when the Puerto Rico health plan will be paid the fourth and final capitation amount for April 2016, as well as when our health plan will be paid the initial weekly capitation installments for May 2016.
As of March 31, 2016, the plan served approximately 339,000 members and recognized premium revenue of approximately $181 million in the first quarter of 2016, or approximately $60 million per month. Total premiums receivable from the Commonwealth as of March 31, 2016, were approximately $30 million, of which approximately $15 million has been collected.
Puerto Rico Member Eligibility and Premium Revenue. It is the practice of the Commonwealth to pay us for eligible members only after those members have been assigned to us, and our plan has sent electronic confirmation of the receipt of eligibility. Particularly in the early stages of our contract with Puerto Rico, the plan's confirmation of eligibility of certain members was not accepted by the Commonwealth as a result of various technical issues. The plan has continued to pay for medical services for all members in question, but the Commonwealth is withholding payment of approximately $12 million of premium revenue related to those members. We believe we have a valid claim to all of the premiums withheld and we are in discussions with the Commonwealth regarding this matter.
It has been our practice in the past to continue to serve our members and pay health care providers for services rendered in circumstances where state (or Commonwealth) governments are temporarily unable to pay us, so long as we continue to believe that such state (or Commonwealth) governments will ultimately pay us. We are continuing to closely monitor the situation in Puerto Rico, including whether we should exit the Puerto Rico market.
Credit Facility. In June 2015, we entered into an unsecured $250 million revolving credit facility (Credit Facility). Borrowings under the Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. The Credit Facility has a term of five years and all amounts outstanding will be due and payable on June 12, 2020. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $350 million. Our ability to borrow under the Credit Facility is subject to compliance with certain covenants. As of March 31, 2016, outstanding letters of credit amounting to $6 million reduced the borrowing capacity to $244 million, and no amounts were outstanding under the Credit Facility.
Convertible Senior Notes. In February 2013, we issued $550 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020 (1.125% Notes), unless earlier repurchased or converted. In September 2014, we issued $302 million aggregate principal amount of 1.625% convertible senior notes due August 14, 2044 (1.625% Notes), unless earlier repurchased, redeemed, or converted. Both our 1.125% Notes and our 1.625% Notes are convertible into cash prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger. The 1.125% Notes met the stock price trigger in the quarter ended March 31, 2016, and are convertible to cash through at least June 30, 2016.
Because the 1.125% Notes may be converted into cash within 12 months, the $454 million net carrying amount is reported in current portion of long-term debt as of March 31, 2016. In addition, holders of our 1.625% Notes may convert their notes into cash during any calendar quarter (and only during such calendar quarter) if the last reported sales price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to $75.51 per share. The last reported sale price of our common stock as reported on the New York Stock Exchange on May 2, 2016 was $49.79 per share. As of March 31, 2016, our 1.625% Notes were not convertible. If conversion requests are received, the settlement of the notes must be paid primarily in cash pursuant to the terms of the relevant indentures.

For economic reasons related to the trading market for our 1.125% Notes, we believe that the amount of the notes that may be converted over the next 12 months, if any, will not be significant. However, if the trading market for our 1.125% Notes becomes closed or restricted due to market turmoil or other reasons such that the notes cannot be traded, or if the trading price of our 1.125% Notes, which normally trade at a marginal premium to the underlying composite stock-and-interest economic value, no longer includes that marginal premium, holders of our 1.125% Notes may elect to convert the notes to cash. As of March 31, 2016, we had sufficient available cash, combined with borrowing capacity available under our Credit Facility, to fund such conversions.
Securities Repurchase Program. Effective as of December 16, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock or senior notes. This repurchase program extends through December 31, 2016.
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

Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2015, was disclosed in our 2015 Annual Report on Form 10-K. There were no material changes to this previously filed information outside the ordinary course of business during the three months ended March 31, 2016. For further discussion and maturities of our long-term debt, refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 10, "Debt."
Critical Accounting Estimates
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Health Plans segment medical claims and benefits payable. Refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 9, "Medical Claims and Benefits Payable," for a table which presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the three months ended March 31, 2016, to our disclosure reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

•
Health Plans segment contractual provisions that may adjust or limit revenue or profit. Refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the first quarter of 2016 in connection with such contractual provisions.

•
Health Plans segment quality incentives. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies."

•
Molina Medicaid Solutions segment revenue and cost recognition. There have been no significant changes during the three months ended March 31, 2016, to our disclosure reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding market risk, see Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies," Note 5, "Fair Value Measurements," and Note 6, "Investments."
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our chief executive officer and our chief financial officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information regarding legal proceedings, see Part I, Item 1 of this Form 10-Q, Note 14, "Commitments and Contingencies."
Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A – Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors described herein, and in our 2015 Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
The Commonwealth of Puerto Rico has defaulted on its May debt repayment obligation, and has also failed to pay our Puerto Rico health plan the final weekly capitation installment due for the month of April 2016.
On May 2, 2016, Puerto Rico defaulted on approximately $422 million in debt repayment obligations to certain bondholders. Governor Alejandro Garcia Padilla has said that the debt default was necessary in order to preserve the funding of public services, which include Medicaid services. Puerto Rico is scheduled to make another debt repayment to such bondholders in the amount of roughly $2 billion on July 1, 2016. Without Congressional action, it is expected that Puerto Rico will default on the July 1st debt repayment obligation as well.
Pursuant to a letter dated April 16, 2015, the Puerto Rico Health Insurance Administration (PRHIA) had agreed to pay our Puerto Rico health plan on a weekly basis in four allocated installments, with 20% of the monthly capitation amount being paid in each of the first and second weeks of the month, 35% of the capitation amount being paid in the third week, and the final 25% of the monthly capitation amount being paid in the final week of the month. In April 2016, the Puerto Rico Health Insurance Administration paid the first three installments due for the month of April. However, in a letter dated April 29, 2016, the Puerto  Rico Health Insurance Administrator notified our Puerto Rico health plan that it would be “unable at this time to make the fourth and final payment” of the capitation amount for April 2016. We are uncertain when the Puerto Rico health plan will be paid the fourth and final capitation amount for April, as well as when our health plan will be paid the initial weekly capitation installments for May 2016. In addition, in connection with an unresolved enrollment dispute, Puerto Rico is continuing to withhold capitation payments to us we believe we are legally owed in the amount of approximately $12 million for periods in 2015.
Moreover, the Director for the Centers for Disease Control has been quoted as saying that, “Before the year is out, there could be hundreds of thousands of Zika infections in Puerto Rico.” A high incidence of Zika cases in Puerto Rico could increase our Puerto Rico’s health plan’s medical expenses in 2016 beyond the amounts actuarially factored into the health plan’s capitation rates.
We are continuing to closely monitor the situation in Puerto Rico, including whether we should exit the Puerto Rico market. The termination of our Puerto Rico Medicaid contract could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Issuances of Equity Securities
None.
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended March 31, 2016 was as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31	—	$—	—	$50,000,000
February 1 - February 29	511	$54.40	—	$50,000,000
March 1 - March 31	102,583	$63.74	—	$50,000,000
Total	103,094	$63.69	—

(a)	During the three months ended March 31, 2016, we withheld 103,094 shares of common stock under our 2011 Equity Incentive Plan to settle our employees' income tax obligations.

(b)
Effective as of December 16, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock or senior notes. This repurchase program extends through December 31, 2016.

Item 3.    Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
Reference is made to the accompanying Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	May 2, 2016	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 2, 2016	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Title

10.1	Second Amended and Restated Employment Agreement with Dr. J. Mario Molina, dated March 16, 2016. Filed as Exhibit 10.1 to registrant’s Form 8-K filed March 16, 2016.

10.2	Second Amended and Restated Employment Agreement with John C. Molina dated March 16, 2016. Filed as Exhibit 10.2 to registrant’s Form 8-K filed March 16, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Taxonomy Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.