Form 10-Q
period 2016-06-30
MOLINA HEALTHCARE INC
filed 2016-07-27
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 22, 2016, was approximately 56,801,000.

MOLINA HEALTHCARE, INC.
Form 10-Q

For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Amounts in millions, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,345	$2,329
Investments	1,968	1,801
Receivables	1,012	597
Income taxes refundable	23	13
Prepaid expenses and other current assets	197	192
Derivative asset	—	374
Total current assets	5,545	5,306
Property, equipment, and capitalized software, net	448	393
Deferred contract costs	80	81
Intangible assets, net	146	122
Goodwill	611	519
Restricted investments	107	109
Deferred income taxes	—	18
Derivative asset	226	—
Other assets	39	28
	$7,202	$6,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,766	$1,685
Amounts due government agencies	1,238	729
Accounts payable and accrued liabilities	537	362
Deferred revenue	104	223
Current portion of long-term debt	1	449
Derivative liability	—	374
Total current liabilities	3,646	3,822
Senior notes	1,428	962
Lease financing obligations	198	198
Deferred income taxes	25	—
Derivative liability	226	—
Other long-term liabilities	38	37
Total liabilities	5,561	5,019

Stockholders’ equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding: 57 shares at June 30, 2016 and 56 shares at December 31, 2015	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	822	803
Accumulated other comprehensive gain (loss)	4	(4)
Retained earnings	815	758
Total stockholders' equity	1,641	1,557
	$7,202	$6,576
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per-share data) (Unaudited)
Revenue:
Premium revenue	$4,029	$3,304	$8,024	$6,275
Service revenue	135	47	275	99
Premium tax revenue	109	95	218	190
Health insurer fee revenue	76	74	166	122
Investment income	8	4	16	7
Other revenue	2	1	3	3
Total revenue	4,359	3,525	8,702	6,696
Operating expenses:
Medical care costs	3,594	2,929	7,182	5,565
Cost of service revenue	116	33	243	69
General and administrative expenses	351	287	691	543
Premium tax expenses	109	95	218	190
Health insurer fee expenses	50	40	108	81
Depreciation and amortization	34	25	66	50
Total operating expenses	4,254	3,409	8,508	6,498
Operating income	105	116	194	198
Interest expense	25	15	50	30
Income before income tax expense	80	101	144	168
Income tax expense	47	62	87	101
Net income	$33	$39	$57	$67

Net income per share:
Basic	$0.58	$0.78	$1.02	$1.36
Diluted	$0.58	$0.72	$1.01	$1.29
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in millions) (Unaudited)
Net income	$33	$39	$57	$67
Other comprehensive income (loss):
Unrealized investment gain (loss)	4	(3)	13	(1)
Less: effect of income taxes	2	(1)	5	—
Other comprehensive income (loss), net of tax	2	(2)	8	(1)
Comprehensive income	$35	$37	$65	$66

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Amounts in millions) (Unaudited)
Operating activities:
Net income	$57	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	62
Deferred income taxes	39	7
Share-based compensation	16	9
Amortization of convertible senior notes and lease financing obligations	15	15
Other, net	11	9
Changes in operating assets and liabilities:
Receivables	(415)	(35)
Prepaid expenses and other assets	(143)	(97)
Medical claims and benefits payable	82	292
Amounts due government agencies	509	298
Accounts payable and accrued liabilities	147	158
Deferred revenue	(119)	(138)
Income taxes	(10)	1
Net cash provided by operating activities	278	648
Investing activities:
Purchases of investments	(974)	(993)
Proceeds from sales and maturities of investments	812	541
Purchases of property, equipment and capitalized software	(102)	(66)
Change in restricted investments	5	(14)
Net cash paid in business combinations	(8)	(8)
Other, net	(6)	(17)
Net cash used in investing activities	(273)	(557)
Financing activities:
Proceeds from common stock offering, net of issuance costs	—	373
Proceeds from employee stock plans	10	8
Other, net	1	3
Net cash provided by financing activities	11	384
Net increase in cash and cash equivalents	16	475
Cash and cash equivalents at beginning of period	2,329	1,539
Cash and cash equivalents at end of period	$2,345	$2,014

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six Months Ended June 30,
	2016	2015
	(Amounts in millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(7)	$(9)

Details of change in fair value of derivatives, net:
Loss on 1.125% Call Option	$(148)	$(179)
Gain on 1.125% Conversion Option	148	179
Change in fair value of derivatives, net	$—	$—

Details of business combinations:
Fair value of assets acquired	$(131)	$—
Purchase price amounts accrued/received (paid)	21	(8)
Reversal of amounts advanced to sellers in prior year	102	—
Net cash paid in business combinations	$(8)	$(8)

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016
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
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of June 30, 2016, these health plans served 4.2 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate.
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
Market Updates - Health Plans
Illinois. On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business of, Accountable Care Chicago, LLC, also known as MyCare Chicago and Loyola Physician Partners, LLC. See Note 4, "Business Combinations," for further information.
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
2. Significant Accounting Policies
Revenue Recognition – Health Plans Segment
Premium revenue is fixed in advance of the periods covered and except as described below, is not generally subject to significant accounting estimates. Premium revenues are recognized in the month that members are entitled to receive health care services, and premiums collected in advance are deferred. Certain components of premium revenue are subject to accounting estimates and fall into the following categories:
Contractual Provisions That May Adjust or Limit Revenue or Profit
Medicaid
Medical Cost Floors (Minimums), Medical Cost Corridors, and Administrative Cost Ceilings (Maximums): A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $326 million and $214 million at June 30, 2016 and December 31, 2015, respectively, to amounts due government agencies. Approximately $297 million and $208 million of the liability accrued at June 30, 2016 and December 31, 2015, respectively, relates to our participation in Medicaid Expansion programs.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. We recorded receivables of $1 million and $3 million at June 30, 2016 and December 31, 2015, respectively, relating to such provisions.
Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Under these provisions, we recorded a liability of $1 million and $10 million at June 30, 2016 and December 31, 2015, respectively, for profit in excess of the amount we are allowed to retain.
Retroactive Premium Adjustments: The state Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, rather than in the months of service to which the retroactive adjustment applies. In the first quarter of 2016 our Florida health plan recorded a retroactive increase to Medicaid premium revenue of approximately $18 million, relating to dates of service prior to 2016.
Cost Plus Retroactive Premium Adjustments: In New Mexico, when members are retroactively enrolled into our health plan, we earn revenue only to the extent of the actual medical costs incurred by us for services provided during those retroactive periods, plus a small percentage of that medical cost for administration and profit. This arrangement first became effective July 1, 2014 (retroactive to January 1, 2014). We are paid normal monthly capitation rates for the retroactive eligibility periods, and the difference between those capitation rates and the amounts due to us on a cost plus basis are periodically settled with the state. To date, no such settlement has been made. During the years ended December 31, 2014 and 2015, our New Mexico contract was not specific as to the definition of retroactive membership, and the amount we owe the state (or that the state owes us) for the difference between capitation received and amounts due to us under the cost plus arrangement during those periods varies widely depending upon the definition of retroactive membership. Although we believe that the amount we have recorded as a liability for this matter is consistent with the state’s expectations, we cannot be certain that the state will not seek to recover an amount in excess of our recorded liability.
Medicare
Risk Adjustment: Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members' risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and federal Centers for Medicare and Medicaid Services (CMS) practices. Based on our estimates, we have recorded a net receivable of $19 million and a net payable of $4 million for anticipated Medicare risk adjustment premiums at June 30, 2016 and December 31, 2015, respectively.

Marketplace
Premium Stabilization Programs: The Affordable Care Act (ACA) established Marketplace premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the "3R's," include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. We record receivables or payables related to the 3R programs and the Minimum MLR when the amounts are reasonably estimable as described below, and, for receivables, collection is reasonably assured. Our receivables (payables) for each of these programs, as of the dates indicated, were as follows:

	June 30, 2016			December 31, 2015
	Current Benefit Year	Prior Benefit Years	Total
	(In millions)
Risk adjustment	$(220)	$(254)	$(474)	$(214)
Reinsurance	57	24	81	36
Risk corridor	(9)	(3)	(12)	(10)
Minimum MLR	(17)	(2)	(19)	(3)

•
Risk adjustment: Under this permanent program, our health plans' composite risk scores are compared to the overall average risk score for the relevant state and market pool. Generally, our health plans will pay into the pool if their composite risk scores are below the average risk score, and will receive funds from the pool if their composite risk scores are above the average risk score. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. On June 30, 2016, CMS released the final update on risk adjustment and reinsurance payments for the 2015 benefit year, and we adjusted our accruals accordingly.

•
Reinsurance: This program is designed to provide reimbursement to insurers for high cost members. Our health plans pay an annual contribution on a per-member basis, and are eligible for recoveries if claims for individual members exceed a specified threshold, up to a maximum amount. This three-year program will end on December 31, 2016. We recognize the assessments to fund the transitional reinsurance program as a reduction to premium revenue in our consolidated statements of income. We recognize recoveries under the reinsurance program as a reduction to medical care costs in our consolidated statements of income.

•
Risk corridor: This program is intended to limit gains and losses of insurers by comparing allowable costs to a target amount as defined by the CMS. Variances from the target amount exceeding certain thresholds may result in amounts due to or receivables due from CMS. This three-year program will end on December 31, 2016. Due to uncertainties as to the amount of federal funding available to support the risk corridor program, we do not recognize amounts receivable under this program. All liabilities are recognized as incurred. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk corridor program as an adjustment to premium revenue in our consolidated statements of income.

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
Quality Incentives
At several of our health plans, revenue ranging from approximately 1% to 3% of certain health plan premiums is earned only if certain performance measures are met.
During the second quarter, we were informed by the Texas Department of Health and Human Services that it will not recoup any quality revenue for calendar years 2014, 2015, and 2016. Therefore, we recognized previously deferred quality revenue amounting to approximately $51 million in the second quarter of 2016. Of the $51 million adjustment, $44 million related to 2015 and 2014 dates of service, and $7 million related to the first quarter of 2016.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of June 30, 2016 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of June 30, 2016, other than the Texas quality revenue recognized in the second quarter of 2016 described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Maximum available quality incentive premium - current period	$41	$28	$81	$58
Amount of quality incentive premium revenue recognized in current period:
Earned current period	$36	$11	$54	$21
Earned prior periods	49	11	54	11
Total	$85	$22	$108	32

Quality incentive premium revenue recognized as a percentage of total premium revenue	2.1%	0.7%	1.3%	0.5%
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
Recent Accounting Pronouncements
Revenue Recognition. In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-12, Revenue from Contracts with Customers (Topic 606). The amendments, which address transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes, do not change the core principles of ASU 2014-09, but rather address implementation issues and are intended to result in more consistent application. We intend to adopt this standard on January 1, 2018. We are evaluating the potential effects of the adoption to our financial statements.
In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends certain aspects of ASC 606, Revenue from Contracts with Customers. ASU 2016-10 amends step two of the new revenue standard’s five-step model to include guidance on immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations. ASU 2016-10 also provides guidance related to licensing such as, but not limited to, sales-based and usage-based royalties and renewals of license that provide a right to use intellectual property. We intend to adopt this standard on January 1, 2018. We are evaluating the potential effects of the adoption to our financial statements.
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
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. We are evaluating the potential effects of the adoption to our financial statements.
Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation, which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal periods beginning after December 15, 2016 and must be adopted using the modified retrospective approach except for classification in the statement of cash flows, which must be adopted using either the prospective or retrospective approach. Early adoption is permitted. We are evaluating the potential effects of the adoption to our financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (SEC) did not have, or are not believed by management to have, a material impact on our present or future consolidated financial statements.
3. Net Income per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except net income per share)
Numerator:
Net income	$33	$39	$57	$67
Denominator:
Shares outstanding at the beginning of the period	55	49	55	49
Weighted-average number of shares:
Issued in common stock offering	—	1	—	1
Denominator for basic net income per share	55	50	55	50
Effect of dilutive securities:
Convertible senior notes (1)	—	1	—	—
1.125% Warrants (1)	—	3	1	2
Denominator for diluted net income per share	55	54	56	52

Net income per share (2):
Basic	$0.58	$0.78	$1.02	$1.36
Diluted	$0.58	$0.72	$1.01	$1.29
______________________________

(1)	For more information regarding the convertible senior notes, refer to Note 10, "Debt." For more information regarding the 1.125% Warrants, refer to Note 11, "Derivatives."

(2)	Source data for calculations in thousands.
4. Business Combinations
In the first quarter of 2016, we closed on several business combinations in the Health Plans segment. For all of these transactions, we applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to tangible and intangible assets acquired, and liabilities assumed based on their respective fair values. For the Health Plans acquisitions, described below, only intangible assets were acquired. All of these acquisitions were funded using available cash and acquisition-related costs were insignificant.
Health Plans
Consistent with our strategy to grow in our existing markets, we closed the following Health Plans acquisitions in the first quarter of 2016:
Illinois. On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business of, Accountable Care Chicago, LLC, also known as MyCare Chicago. The initial purchase price was approximately $35 million, and the Illinois health plan added approximately 58,000 Medicaid members as a result of this transaction.

On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business, of Loyola Physician Partners, LLC. The final purchase price was approximately $12 million, and the Illinois health plan added approximately 18,000 Medicaid members as a result of this transaction.
On March 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business, of Better Health Network, LLC. The initial purchase price was approximately $18 million, and the Illinois health plan added approximately 34,000 Medicaid members as a result of this transaction.
Michigan. On January 1, 2016, our Michigan health plan closed on its acquisition of the Medicaid and MIChild membership, and certain Medicaid and MIChild assets, of HAP Midwest Health Plan, Inc. The final purchase price was approximately $31 million, and the Michigan health plan added approximately 68,000 Medicaid and MIChild members as a result of this transaction.
Washington. On January 1, 2016, our Washington health plan closed on its acquisition of the Medicaid contracts, and certain assets related to the operation of the Medicaid business, of Columbia United Providers, Inc. The final purchase price was approximately $28 million, and the Washington health plan added approximately 57,000 Medicaid members as a result of this transaction.
For these acquisitions, we recorded goodwill to the Health Plans segment amounting to $90 million in the aggregate, which relates to future economic benefits arising from expected synergies to be achieved. Such synergies include use of our existing infrastructure to support the added membership. The amount recorded as goodwill is deductible for income tax purposes.
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
	$34
5. Fair Value Measurements
We consider the carrying amounts of cash and cash equivalents and other current assets and current liabilities (not including current portion of long-term debt) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:
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
Level 3 — Unobservable Inputs. Level 3 financial instruments are valued using unobservable inputs that represent management's best estimate of what market participants would use in pricing the financial instrument at the measurement date. Our Level 3 financial instruments include derivative financial instruments.
Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of June 30, 2016 included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 11, “Derivatives,” the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.

The changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the six months ended June 30, 2016.
Our financial instruments measured at fair value on a recurring basis at June 30, 2016, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,345	$—	$1,345	$—
Government-sponsored enterprise securities (GSEs)	196	196	—	—
Municipal securities	180	—	180	—
U.S. treasury notes	108	108	—	—
Asset-backed securities	71	—	71	—
Certificates of deposit	68	—	68	—
Subtotal - current investments	1,968	304	1,664	—
1.125% Call Option derivative asset	226	—	—	226
Total assets measured at fair value on a recurring basis	$2,194	$304	$1,664	$226

1.125% Conversion Option derivative liability	$226	$—	$—	$226
Total liabilities measured at fair value on a recurring basis	$226	$—	$—	$226
Our financial instruments measured at fair value on a recurring basis at December 31, 2015, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,184	$—	$1,184	$—
GSEs	211	211	—	—
Municipal securities	185	—	185	—
U.S. treasury notes	78	78	—	—
Asset-backed securities	63	—	63	—
Certificates of deposit	80	—	80	—
Subtotal - current investments	1,801	289	1,512	—
1.125% Call Option derivative asset	374	—	—	374
Total assets measured at fair value on a recurring basis	$2,175	$289	$1,512	$374

1.125% Conversion Option derivative liability	$374	$—	$—	$374
Total liabilities measured at fair value on a recurring basis	$374	$—	$—	$374
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes, which are classified as Level 2 financial instruments, are indicated in the following table.

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
5.375% Notes	$690	$702	$689	$700
1.125% Convertible Notes	460	742	448	865
1.625% Convertible Notes	278	329	273	365
	$1,428	$1,773	$1,410	$1,930

6. Investments
The following tables summarize our investments as of the dates indicated:

	June 30, 2016
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,340	$5	$—	$1,345
GSEs	196	—	—	196
Municipal securities	178	2	—	180
U.S. treasury notes	108	—	—	108
Asset-backed securities	71	—	—	71
Certificates of deposit	68	—	—	68
	$1,961	$7	$—	$1,968

	December 31, 2015
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,189	$—	$5	$1,184
GSEs	212	—	1	211
Municipal securities	186	—	1	185
U.S. treasury notes	78	—	—	78
Asset-backed securities	63	—	—	63
Certificates of deposit	80	—	—	80
	$1,808	$—	$7	$1,801
The contractual maturities of our investments as of June 30, 2016 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$1,084	$1,084
Due after one year through five years	844	850
Due after five years through ten years	33	34
	$1,961	$1,968
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three and six months ended June 30, 2016 and 2015 were insignificant.
We have determined that unrealized gains and losses at June 30, 2016 and December 31, 2015, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
There were no available-for-sale investments in a material continuous loss position as of June 30, 2016.

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

	June 30, 2016	December 31, 2015
	(In millions)
California	$180	$104
Florida	103	22
Illinois	106	35
Michigan	62	39
New Mexico	64	51
Ohio	112	66
Puerto Rico	50	33
South Carolina	11	6
Texas	60	56
Utah	38	18
Washington	81	53
Wisconsin	46	22
Direct delivery and other	5	6
Total Health Plans segment	918	511
Molina Medicaid Solutions segment	41	37
Other segment	53	49
	$1,012	$597
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

	June 30, 2016	December 31, 2015
	(In millions)
Florida	$28	$34
Illinois	3	—
Michigan	1	1
New Mexico	43	43
Ohio	12	12
Puerto Rico	10	10
Texas	4	4
Utah	4	4
Wisconsin	1	1
Other	1	—
Total Health Plans segment	$107	$109
The contractual maturities of our held-to-maturity restricted investments as of June 30, 2016 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$106	$106
Due after one year through five years	1	1
	$107	$107
9. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	June 30, 2016	December 31, 2015
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,292	$1,191
Pharmacy payable	103	88
Capitation payable	37	140
Other	334	266
	$1,766	$1,685
"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $191 million and $167 million as of June 30, 2016 and December 31, 2015, respectively.
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

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Medical claims and benefits payable, beginning balance	$1,685	$1,201
Components of medical care costs related to:
Current period	7,371	11,935
Prior periods	(189)	(141)
Total medical care costs	7,182	11,794

Change in non-risk provider payables	24	48

Payments for medical care costs related to:
Current period	5,885	10,448
Prior periods	1,240	910
Total paid	7,125	11,358
Medical claims and benefits payable, ending balance	$1,766	$1,685
Benefit from prior period as a percentage of:
Balance at beginning of period	11.3%	11.8%
Premium revenue, trailing twelve months	1.3%	1.1%
Medical care costs, trailing twelve months	1.4%	1.2%
The portion of our total medical claims and benefits payable liability that is most subject to variability in the estimate is fee-for-service claims incurred but not paid (IBNP). Our IBNP, included in medical claims and benefits payable, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors.
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
As indicated above, the amounts ultimately paid out on our medical claims and benefits payable liabilities in fiscal years 2016 and 2015 were less than what we had expected when we had established those liabilities. The differences between our original estimates and the amounts ultimately paid out (or now expected to be ultimately paid out) for the most part related to IBNP. While many related factors working in conjunction with one another serve to determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We believe that the most significant uncertainties surrounding our IBNP estimates at June 30, 2016 are as follows:

•	In the first half of 2016, our Marketplace enrollment across all health plans increased by approximately 392,000 members. Some of the states with significant increases included:

◦	California: 57,000

◦	Florida: 94,000

◦	Texas: 110,000

◦	Utah: 48,000

◦	Wisconsin: 38,000
Because these new Marketplace members may have different utilization patterns than our legacy members, our estimates of the liability we have incurred for services provided to these members are subject to more than the usual amount of uncertainty.

•
Our Illinois health plan added over 100,000 new members under acquisitions of three Medicaid contracts during the first half of 2016. Because these new members may have different utilization patterns than our legacy members, our estimates of the liability we have incurred for services provided to these members are subject to more than the usual amount of uncertainty.

•
At our New Mexico, Puerto Rico and Washington health plans, we overpaid certain inpatient and outpatient facility claims. We adjusted our claims payment history to reflect the claims payment pattern that would have occurred without these overpayments. For this reason, our liability estimates at these health plans are subject to more than the usual amount of uncertainty.

•
At our Washington health plan, the covered benefits in two counties were expanded to include behavioral health benefits under the state's new fully integrated managed care program, which impacted about 80,000 members. Because these are new benefits, our liability estimate at this health plan is subject to more than the usual amount of uncertainty.

We recognized favorable prior period claims development in the amount of $189 million for the six months ended June 30, 2016. This amount represents our estimate as of June 30, 2016, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2015 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

•
A new version of diagnostic codes was required for all claims with dates of service on October 1, 2015, and later. As a result, payment was delayed or denied for a significant number of claims due to provider submission of claims with diagnostic codes that were no longer valid. Once providers were able to submit claims with the correct diagnostic codes, our actual costs were ultimately less than expected.

•	At our New Mexico health plan, we overestimated the impact of several pending high-dollar claims, and our actual costs were ultimately less than expected.

•
At our Washington health plan, we overpaid certain outpatient facility claims in 2015 when the state converted to a new payment methodology. We did not include an estimate in the reserves for this potential recovery as of December 31, 2015.

•	At our California health plan, approximately 55,000 new members were added to our Medicaid Expansion product in 2015. For these new members, our actual costs were ultimately less than expected.
10. Debt
As of June 30, 2016, contractual maturities of debt for the years ending December 31 are as follows:

	Total	2016	2017	2018	2019	2020	Thereafter
	(In millions)
5.375% Notes	$700	$—	$—	$—	$—	$—	$700
1.125% Convertible Notes	550	—	—	—	—	550	—
1.625% Convertible Notes (1)	302	—	—	—	—	—	302
	$1,552	$—	$—	$—	$—	$550	$1,002

(1)
The 1.625% Notes have a contractual maturity date in 2044; however, on specified dates beginning in 2018 as described below, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes, or we may redeem any or all of the 1.625% Notes.

Substantially all of our debt is held at the parent, which is reported in the Other segment. The principal amounts, unamortized discount (net of premium related to the 1.625% Notes), unamortized issuance costs, and net carrying amounts of debt were as follows:

	Principal Balance	Unamortized Discount	Unamortized Issuance Costs	Net Carrying Amount
	(In millions)
June 30, 2016:
5.375% Notes	$700	$—	$10	$690
1.125% Convertible Notes	550	84	6	460
1.625% Convertible Notes	302	20	4	278
	$1,552	$104	$20	$1,428
December 31, 2015:
5.375% Notes	$700	$—	$11	$689
1.125% Convertible Notes	550	95	7	448
1.625% Convertible Notes	302	25	4	273
Other	1	—	—	1
	$1,553	$120	$22	$1,411
Interest cost recognized relating to our convertible senior notes for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Contractual interest coupon rate	$3	$3	$6	$6
Amortization of the discount	8	7	15	14
	$11	$10	$21	$20
5.375% Senior Notes due 2022. On November 10, 2015, we completed the private offering of $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, unless earlier redeemed. Interest is payable semiannually in arrears on May 15 and November 15. The 5.375% Notes are not convertible into our common stock or any other securities.
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
Credit Facility. In June 2015, we entered into an unsecured $250 million revolving credit facility (Credit Facility). The Credit Facility has a term of five years and all amounts outstanding will be due and payable on June 12, 2020. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $350 million. As of June 30, 2016, outstanding letters of credit amounting to $6 million reduced the borrowing capacity to $244 million, and no amounts were outstanding under the Credit Facility.
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

The Credit Facility contains customary non-financial and financial covenants, including a minimum fixed charge coverage ratio, a maximum debt-to-EBITDA ratio and minimum statutory net worth. At June 30, 2016, we were in compliance with all financial covenants under the Credit Facility.
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
The 1.125% Notes did not meet the stock price trigger in the quarter ended June 30, 2016; therefore the $460 million carrying amount was reclassified to long-term debt as of June 30, 2016.
The 1.125% Notes contain an embedded cash conversion option (the 1.125% Conversion Option), which was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Conversion Option settles or expires. The initial fair value liability of the 1.125% Conversion Option simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate of approximately 6%. As of June 30, 2016, the 1.125% Notes have a remaining amortization period of 3.5 years. The 1.125% Notes' if-converted value exceeded their principal amount by approximately $180 million and $332 million as of June 30, 2016 and December 31, 2015, respectively.
1.625% Convertible Senior Notes due 2044. In September 2014, we issued $125 million principal amount of 1.625% convertible senior notes (1.625% Notes) due August 15, 2044, unless earlier repurchased, redeemed or converted. Combined with the 1.625% Notes issued in an exchange transaction in 2014, the aggregate principal amount of 1.625% Notes issued was $302 million.
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

As of June 30, 2016, the 1.625% Notes were not convertible.
We may not redeem the 1.625% Notes prior to August 19, 2018. On or after August 19, 2018, we may redeem all or part of the 1.625% Notes for cash, except for the 1.625% Notes we are required to repurchase in connection with a fundamental change or on any specified repurchase date. The redemption price for the 1.625% Notes will equal 100% of the principal amount of the 1.625% Notes being redeemed, plus accrued and unpaid interest. In addition, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes for cash on August 19, 2018, August 19, 2024, August 19, 2029, August 19, 2034 and August 19, 2039, in each case, at a specified price equal to 100% of the principal amount of the 1.625% Notes to be repurchased, plus accrued and unpaid interest.
Because the 1.625% Notes are net share settled and have cash settlement features, we have allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 1.625% Notes resulted in a debt discount that is amortized back to the 1.625% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. The expected life of the debt is approximately four years, beginning on the issuance date and ending on the first date we may redeem the 1.625% Notes in August 2018. As of June 30, 2016, the 1.625% Notes have a remaining amortization period of 2.1 years. This has resulted in our recognition of interest expense on the 1.625% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5%. The outstanding 1.625% Notes’ if-converted value did not exceed their principal amount at June 30, 2016 and exceeded their principal amount at December 31, 2015 by approximately $10 million. At June 30, 2016 and December 31, 2015, the equity component of the 1.625% Notes, including the impact of deferred taxes, was $23 million.

11. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	June 30, 2016	December 31, 2015
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$—	$374
	Non-current assets: Derivative asset	$226	$—
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$—	$374
	Non-current liabilities: Derivative liability	$226	$—
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
As of June 30, 2016, the 1.125% Call Option and the 1.125% Conversion Option were classified as a non-current asset and non-current liability, respectively, because the 1.125% Notes may not be converted within 12 months of June 30, 2016, as described in Note 10, "Debt."
12. Stockholders' Equity
Stockholders' equity increased $84 million during the six months ended June 30, 2016 compared with stockholders' equity at December 31, 2015. The increase was primarily due to net income of $57 million, $8 million of other comprehensive income and $19 million related to employee stock transactions.
1.125% Warrants. In connection with the Call Spread Overlay transaction described in Note 11, "Derivatives," in 2013, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period (beginning on April 15, 2020) under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, "Net Income per Share," for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised.

Securities Repurchase Program. Effective as of December 16, 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock or senior notes. This repurchase program extends through December 31, 2016.
Stock Incentive Plans. In connection with our equity incentive plans and employee stock purchase plan, approximately 446,000 shares of common stock vested, net of shares used to settle employees’ income tax obligations, during the six months ended June 30, 2016.
Charged to general and administrative expenses, total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Restricted stock and performance awards	$8	$2	$13	$7
Employee stock purchase plan and stock options	1	1	3	2
	$9	$3	$16	$9
As of June 30, 2016, there was $45 million of total unrecognized compensation expense related to unvested restricted share awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 1.8 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 4.3% for non-executive employees as of June 30, 2016.
Restricted stock. Restricted and performance stock activity for the six months ended June 30, 2016 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested balance as of December 31, 2015	1,035	$46.68
Granted	505	64.22
Vested	(329)	41.45
Forfeited	(19)	52.01
Unvested balance as of June 30, 2016	1,192	55.47
The total fair value of restricted and performance awards granted during the six months ended June 30, 2016 and 2015 was $32 million and $27 million, respectively. The total fair value of restricted awards, including those with performance and market conditions, which vested during the six months ended June 30, 2016 and 2015 was $21 million and $24 million, respectively.
As of June 30, 2016, there were approximately 603,000 unvested restricted shares outstanding which contained one or more performance measures. In the event the vesting conditions are not achieved, the awards will lapse. Based on our assessment as of June 30, 2016, we expect the performance conditions for approximately 425,000 of these outstanding restricted share awards to be met in full.
13. Segment Information
We have three reportable segments. These segments include our Health Plans and Molina Medicaid Solutions segments, which comprise the vast majority of our operations, and our Other segment. As of December 31, 2015, we changed our reporting structure as a result of the Pathways acquisition in November 2015, which is reported in Other.
Our reportable segments are consistent with how we currently manage the business and view the markets we serve. The Health Plans segment consists of our health plans and our direct delivery business. Our health plans are operating segments that have been aggregated for reporting purposes because they share similar economic characteristics. The Molina Medicaid Solutions segment provides Medicaid management information system (MMIS) design, development, and implementation; business process outsourcing solutions; hosting services; and information technology support services to state Medicaid agencies. Our Other segment includes other businesses, such as our Pathways behavioral health and social services provider, that do not meet the quantitative thresholds for a reportable segment as defined by GAAP, as well as corporate amounts not allocated to other reportable segments.
Gross margin is the appropriate earnings measure for our reportable segments, based on how our chief operating decision maker currently reviews results, assesses performance, and allocates resources.

Gross margin for our Health Plans segment is referred to as "Medical margin," and for our Molina Medicaid Solutions and Other segments, as "Service margin." Medical margin represents the amount earned by the Health Plans segment after medical costs are deducted from premium revenue. The medical care ratio represents the amount of medical care costs as a percentage of premium revenue, and is one of the key metrics used to assess the performance of the Health Plans segment. Therefore, the underlying medical margin is the most important measure of earnings reviewed by the chief operating decision maker. The service margin is equal to service revenue minus cost of service revenue.

	Health Plans	Molina Medicaid Solutions	Other	Consolidated

	(In millions)
Three Months Ended June 30, 2016
Total revenue (1)	$4,223	$46	$90	$4,359
Gross margin	435	5	14	454

Six Months Ended June 30, 2016
Total revenue (1)	$8,424	$98	$180	$8,702
Gross margin	842	11	21	874

Three Months Ended June 30, 2015
Total revenue (1)	$3,477	$47	$1	$3,525
Gross margin	375	14	—	389

Six Months Ended June 30, 2015
Total revenue (1)	$6,593	$99	$4	$6,696
Gross margin	710	30	—	740

Total Assets
June 30, 2016	$5,521	$252	$1,429	$7,202
December 31, 2015	4,707	213	1,656	6,576
______________________

(1)	Total revenue consists primarily of premium revenue for the Health Plans segment, and service revenue for the Molina Medicaid Solutions and Other segments.
The following table reconciles gross margin by segment to consolidated income before income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Gross margin:
Health Plans	$435	$375	$842	$710
Molina Medicaid Solutions	5	14	11	30
Other	14	—	21	—
Total gross margin	454	389	874	740
Add: other operating revenues (1)	195	174	403	322
Less: other operating expenses (2)	(544)	(447)	(1,083)	(864)
Operating income	105	116	194	198
Other expenses, net	(25)	(15)	(50)	(30)
Income before income tax expense	$80	$101	$144	$168

______________________

(1)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(2)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses and depreciation and amortization.
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
State of Louisiana. On June 26, 2014, the state of Louisiana filed a Petition for Damages against Molina Medicaid Solutions, Molina Healthcare, Inc., Unisys Corporation, and Paramax Systems Corporation, a subsidiary of Unisys, in the Parish of Baton Rouge, 19th Judicial District, versus number 631612. The Petition alleges that between 1989 and 2012, the defendants utilized an incorrect reimbursement formula for the payment of pharmaceutical claims. We believe we have several meritorious defenses to the claims of the state, and any liability for the alleged claims is not currently probable and is not reasonably estimable.
United States of America, ex rel., Anita Silingo v. Mobile Medical Examination Services, Inc., et al. On or around October 14, 2014, Molina Healthcare of California, Molina Healthcare of California Partner Plan, Inc., Mobile Medical Examination Services, Inc. (MedXM), and other health plan defendants were served with a Complaint previously filed under seal in the Central District Court of California by Relator, Anita Silingo, Case No. SACV13-1348-FMO(SHx). The Complaint alleges that MedXM improperly modified medical records and otherwise took inappropriate steps to increase members’ risk adjustment scores, and that the defendants, including Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc., purportedly turned a “blind eye” to these unlawful practices. On October 22, 2015, the Relator filed a third amended complaint. On July 11, 2016, the District Court dismissed with prejudice the third amended complaint, without leave to amend, thereby concluding this litigation.
Rodriguez v. Providence Community Corrections.  On October 1, 2015, seven individuals, on behalf of themselves and all others similarly situated, filed a complaint in the District Court for the Middle District of Tennessee, Nashville Division, Case No. 3:15-cv-01048 (the "Rodriquez Litigation"), against Providence Community Corrections, Inc. (now known as Pathways Community Corrections, Inc., or "PCC"). Rutherford County, Tennessee formerly contracted with PCC for the administration of misdemeanor probation, which involved the collection of court costs and fees from probationers. The complaint alleges, among other things, that PCC illegally assessed fees and surcharges against probationers and made improper threats of arrest and probation revocation if the probationers did not pay such amounts. The plaintiffs in the Rodriguez Litigation seek alleged compensatory, treble, and punitive damages, plus attorneys’ fees, for alleged federal and state constitutional violations, as well as alleged violations of the Racketeer Influenced and Corrupt Organization Act. PCC’s agreement with Rutherford County terminated effective December 29, 2015. On November 1, 2015, one month after the Rodriguez Litigation had been commenced, we acquired PCC from The Providence Service Corporation ("Providence") pursuant to a membership interest purchase agreement. We have notified Providence that, for its failure to disclose the Rodriguez Litigation, we intend to seek indemnification from Providence under the membership interest purchase agreement for any liability arising from the Rodriguez Litigation.
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
States' Budgets. From time to time, the states in which our health plans operate may experience financial difficulties, which could lead to delays in premium payments. It has been our practice in the past to continue to serve our members and pay health care providers for services rendered in circumstances where state (or Commonwealth) governments are temporarily unable to pay us, so long as we continue to believe that such state (or Commonwealth) governments will ultimately pay us.
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
Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,299 million at June 30, 2016, and $1,229 million at December 31, 2015. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $466 million and $612 million as of June 30, 2016 and December 31, 2015, respectively.
The National Association of Insurance Commissioners (NAIC) adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules which may vary from state to state.
As of June 30, 2016, our health plans had aggregate statutory capital and surplus of approximately $1,384 million compared with the required minimum aggregate statutory capital and surplus of approximately $854 million. All of our health plans were in compliance with the minimum capital requirements at June 30, 2016. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
15. Related Party Transactions
Our California health plan has entered into a provider agreement with Pacific Healthcare IPA (Pacific), which is 50% owned by the brother-in-law of Dr. J. Mario Molina, our Chief Executive Officer, and John C. Molina, our Chief Financial Officer. Under the terms of this provider agreement, the California health plan pays Pacific for medical care Pacific provides to health plan members. For the three and six months ended June 30, 2016 and 2015, the amounts paid to Pacific were insignificant.
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
Separately, our California, Florida, New Mexico, Utah and Washington health plans have entered into primary care services agreements with JMMPC. These agreements direct our health plans to perform a monthly reconciliation, to either fund

JMMPC's operating deficits, or receive JMMPC's operating surpluses, such that JMMPC will derive no profit or loss. Because the MMM services agreements described above mitigate the likelihood of significant operating deficits or surpluses, such monthly reconciliation amounts are generally insignificant. For the three months ended June 30, 2016 and 2015, our health plans paid $31 million and $27 million, respectively, to JMMPC for health care services provided by JMMPC to the health plans' members. For the six months ended June 30, 2016 and 2015, our health plans paid $61 million and $52 million, respectively, to JMMPC for health care services provided by JMMPC to the health plans' members.
We have determined that JMMPC is a VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of June 30, 2016, JMMPC had total assets of $13 million, and total liabilities of $13 million. As of December 31, 2015, JMMPC had total assets of $17 million, and total liabilities of $17 million.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated. Those known risks and uncertainties include, but are not limited to, the following:

•	the success of our profit improvement and cost-cutting initiatives;

•
uncertainties and evolving market and provider economics associated with the implementation of the Affordable Care Act (the “ACA”), the Medicaid expansion, the insurance marketplaces, the effect of various implementing regulations, and uncertainties regarding the Medicare-Medicaid dual eligible demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•	management of our medical costs, including our ability to reduce over time the high medical costs commonly associated with new patient populations;

•
our ability to predict with a reasonable degree of accuracy utilization rates, including utilization rates in new plans, geographies, and programs where we have less experience with patient and provider populations, and also including utilization rates associated with seasonal flu patterns or other newly emergent diseases;

•
our ability to manage growth, including maintaining and creating adequate internal systems and controls relating to authorizations, approvals, provider payments, and the overall success of our care management initiatives designed to control costs;

•
our receipt of adequate premium rates to support increasing pharmacy costs, including costs associated with specialty drugs and costs resulting from formulary changes that allow the option of higher-priced non-generic drugs;

•	our ability to operate profitably in an environment where the trend in premium rate increases lags behind the trend in increasing medical costs;

•
the interpretation and implementation of federal or state medical cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit sharing arrangements, and risk adjustment provisions;

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

•
the success of our health plan in Puerto Rico, including the resolution of the Puerto Rico debt crisis, payment of all amounts due under our Medicaid contract, the effect of the newly enacted PROMESA law, and our efforts to better manage the health care costs of our Puerto Rico health plan;

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

•
subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including changes to estimated amounts due to or receivable from CMS under the ACA's “three R’s” marketplace premium stabilization programs;

•	efforts by states to recoup previously paid amounts, including our dispute with the state of New Mexico related to reimbursement for retroactively enrolled members in 2014;

•	the success of our efforts to retain existing government contracts and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states;

•	the continuation and renewal of the government contracts of our health plans, Molina Medicaid Solutions, and Pathways, and the terms under which such contracts are renewed;

•	complications, member confusion, or enrollment backlogs related to the annual renewal of Medicaid coverage;

•	government audits and reviews, and any fine, enrollment freeze, or monitoring program that may result therefrom;

•	changes with respect to our provider contracts and the loss of providers;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings;

•	the relatively small number of states in which we operate health plans;

•	the effect on our Los Angeles County subcontract of Centene Corporation’s acquisition of Health Net Inc.;

•
the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, repay our outstanding indebtedness at maturity and meet our liquidity needs, including the interest expense and other costs associated with such financing;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments, including but not limited to the deductibility of certain compensation costs;

•	newly emergent viruses or widespread epidemics, including the Zika virus, public catastrophes or terrorist attacks, and associated public alarm;

•	changes in general economic conditions, including unemployment rates;

•	the sufficiency of our funds on hand to pay the amounts due upon conversion of our outstanding notes; and

•	increasing competition and consolidation in the Medicaid industry.
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
Update on 2016 Financial Performance
Second Quarter 2016 Compared With First Quarter 2016
Second quarter 2016 financial performance improved significantly when compared with the first quarter of 2016. Earnings per diluted share increased to $0.58 in the second quarter of 2016 from $0.43 in the first quarter. Adjusted earnings per diluted share increased to $0.67 in the second quarter of 2016 from $0.51 in the first quarter.
Higher profitability in the second quarter was primarily the result of improvements at the Ohio and Texas health plans. The medical care ratio of the Ohio health plan decreased to 89.7% in the second quarter of 2016 from 92.0% in the first quarter. The medical care ratio of the Texas health plan decreased to 78.5% in the second quarter of 2016 from 92.8% in the first quarter. Even without the benefit of out-of-period quality revenue adjustments discussed below, the medical care ratio of the Texas health plan would have been approximately 85.3% in the second quarter, still well under the 92.8% medical care ratio reported in the first quarter.

In total, out-of-period adjustments related to 2015 dates of service were not significant to second quarter performance. Out-of-period adjustments were significant, however, on a geographic and program basis. Out-of-period adjustments were the result of changes in accounting estimates made as new information became available to the Company. The table below will help the reader to understand the discussion that follows.

Summary of Significant Out-of-Period Adjustments Affecting 2016 Financial Results
	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	(In millions, except per diluted share amounts)
	Amount	Per diluted share	Amount	Per diluted share
Marketplace adjustments for 2015 dates of service	$(37)	$(0.42)	$(68)	$(0.76)
Texas quality revenue adjustment for 2014/2015 dates of service	44	0.50	44	0.49
Texas quality revenue adjustment for 1Q 2016 dates of service	7	0.08	N/A	N/A
Puerto Rico premium revenue adjustment for 2015 dates of service	(11)	(0.12)	(11)	(0.12)
Florida premium revenue adjustment for 2014/2015 dates of service	—	—	18	0.20
Total out-of-period adjustments, net	$3	$0.04	$(17)	$(0.19)

Out-of-period adjustments increased pretax income by approximately $3 million in the second quarter of 2016. Specifically:

•
Adjustments related to 2015 dates of service reduced Marketplace pretax income by approximately $37 million in the second quarter. On June 30, 2016, the Centers for Medicare and Medicaid Services released the final update on risk adjustment and reinsurance payments for the 2015 benefit year, and we adjusted our accruals accordingly.

•
During the second quarter, we were informed by the Texas Department of Health and Human Services that it will not recoup any quality revenue for calendar years 2014, 2015, and 2016. Therefore, we recognized previously deferred quality revenue amounting to approximately $51 million in the second quarter of 2016. Of the $51 million adjustment, $44 million related to 2015 and 2014 dates of service, and $7 million related to the first quarter of 2016.

•	Reductions to revenue previously recorded for 2015 dates of service in Puerto Rico decreased pretax income by approximately $11 million in the second quarter.
Understanding the First Half of 2016
We reported pretax income of $144 million for the first half of 2016. These results were affected by several out-of-period adjustments related to dates of service in 2015 and 2014. In total, these adjustments reduced pretax income in the first half of 2016 by approximately $17 million. Specifically:

•
Adjustments related to 2015 dates of service reduced Marketplace pretax income by approximately $68 million in the first half of 2016. We now estimate that the medical care ratio for our Marketplace program for all of 2015 was approximately 80%. Through June 30, 2016, the medical care ratio of our Marketplace program for months of service in the first half of 2016 alone (exclusive of out-of-period adjustments) was approximately 78%.

•	As described above, the recognition of Texas quality revenue associated with calendar years 2014 and 2015 increased pretax income in the first half of 2016 by approximately $44 million.

•	Also as noted above, reductions to 2015 premium revenue in Puerto Rico reduced pretax income by approximately $11 million in the first half of 2016.

•
Retroactive adjustments to premium revenue in Florida for dates of service in 2014 and 2015 increased pretax income by approximately $18 million in the first half of 2016. Prior to reporting first quarter 2016 results, we were informed by the Florida Agency for Health Care Administration that we were due a retroactive increase to Medicaid premium revenue relating to dates of service prior to 2016. We reported this development in our first quarter 2016 results.

Management Expectations Regarding the Second Half of 2016
We expect the following factors, among others, to affect our financial performance in the second half of 2016:

•	The ultimate savings to be realized from various cost savings initiatives and the speed at which such savings will be realized.

•
Medicaid rate increases (excluding Medicaid Expansion) of approximately 3.0% in California (effective July 1, 2016); approximately 2.5% in Puerto Rico (effective July 1, 2016); and approximately 3.0% in Texas (effective September 1, 2016). All rate changes are consistent with our previous expectations.

•
Medicaid Expansion rate decreases of approximately 11.0% in California (effective July 1, 2016) and approximately 2.0% in Ohio (effective July 1, 2016). All rate changes are consistent with our previous expectations.

•	The implementation of a medical care ratio floor of 86.0% for the South Carolina Medicaid program effective July 1, 2016.

•
Declining margins for our Marketplace business during the second half of 2016 due to normal membership attrition; the addition of higher cost members through the special enrollment process; higher costs as members reach the limits of the cost-sharing provisions of their insurance coverage; and increasing utilization as members become more engaged with our care networks. This is consistent with our previous expectations.

Market Updates
Refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 1, "Basis of Presentation," for a discussion of the current year market updates.

Understanding Our Business
Health Plans Segment
Our Health Plans segment consists of health plans in 11 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of June 30, 2016, these health plans served 4.2 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. Additionally, we serve Health Insurance Marketplace (Marketplace) members, most of whom receive government premium subsidies.

Health Plan Segment Membership by Health Plan and Program. The following tables set forth our Health Plans membership as of the dates indicated:

	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Ending Membership by Health Plan:
California	680,000	676,000	620,000	593,000
Florida	565,000	576,000	440,000	348,000
Illinois	201,000	206,000	98,000	101,000
Michigan	393,000	399,000	328,000	260,000
New Mexico	251,000	246,000	231,000	225,000
Ohio	341,000	336,000	327,000	332,000
Puerto Rico	336,000	339,000	348,000	361,000
South Carolina	105,000	102,000	99,000	114,000
Texas	367,000	380,000	260,000	266,000
Utah	151,000	151,000	102,000	92,000
Washington	709,000	672,000	582,000	553,000
Wisconsin	134,000	137,000	98,000	107,000
	4,233,000	4,220,000	3,533,000	3,352,000
Ending Membership by Program:
Temporary Assistance for Needy Families (TANF) and Children's Health Insurance Program (CHIP)	2,500,000	2,485,000	2,312,000	2,180,000
Medicaid Expansion	654,000	632,000	557,000	475,000
Marketplace	597,000	630,000	205,000	261,000
Aged, Blind or Disabled (ABD)	387,000	380,000	366,000	353,000
Medicare-Medicaid Plan (MMP) – Integrated (1)	51,000	50,000	51,000	39,000
Medicare Special Needs Plans (Medicare)	44,000	43,000	42,000	44,000
	4,233,000	4,220,000	3,533,000	3,352,000
_________________________

(1)	MMP members who receive both Medicaid and Medicare coverage from Molina Healthcare.

Health Plan Segment Premiums by Program. The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a per-member per-month (PMPM) basis, for the six months ended June 30, 2016. The "Consolidated" column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF and CHIP	$120.00	$290.00	$180.00
Medicaid Expansion	310.00	490.00	370.00
Marketplace	170.00	350.00	230.00
ABD	400.00	1,530.00	980.00
MMP – Integrated	970.00	3,190.00	2,160.00
Medicare	790.00	1,080.00	1,010.00

Health Plan Segment Medical Care Costs by Type. The following table provides the details of consolidated medical care costs by type for the periods indicated (dollars in millions except PMPM amounts):

	Three Months Ended June 30,
	2016			2015
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,620	$206.01	72.9%	$2,103	$209.34	71.8%
Pharmacy	529	41.59	14.7	392	39.01	13.3
Capitation	304	23.87	8.5	248	24.72	8.5
Direct delivery	18	1.39	0.5	27	2.78	1.0
Other	123	9.68	3.4	159	15.80	5.4
	$3,594	$282.54	100.0%	$2,929	$291.65	100.0%

	Six Months Ended June 30,
	2016			2015
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$5,357	$213.77	74.6%	$4,051	$217.05	72.8%
Pharmacy	1,054	42.05	14.7	743	39.81	13.4
Capitation	599	23.87	8.3	465	24.90	8.3
Direct delivery	34	1.36	0.5	54	2.93	1.0
Other	138	5.52	1.9	252	13.49	4.5
	$7,182	$286.57	100.0%	$5,565	$298.18	100.0%
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
Other Segment
Our Other segment includes other businesses, such as our Pathways behavioral health and social services provider that do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to the other reportable segments.
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
Gross margin for our Health Plans segment is referred to as "Medical margin," and for our Molina Medicaid Solutions and Other segments, as "Service margin." The service margin is equal to service revenue minus cost of service revenue. The following table presents gross margin for our segments. Management's discussion and analysis of the changes in the individual components of gross margin, by reportable segment, is presented below under Results of Operations.

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2016	2015			2016	2015
	(In millions)				(In millions)
Health Plans:
Premium revenue	$4,029	$3,304	$725	22%	$8,024	$6,275	$1,749	28%
Less: medical care costs	3,594	2,929	665	23	7,182	5,565	1,617	29
Medical margin	$435	$375	$60	16%	$842	$710	$132	19%
Medical care ratio	89.2%	88.7%			89.5%	88.7%
Molina Medicaid Solutions:
Service revenue	$46	$47	$(1)	(2)%	$98	$99	$(1)	(1)%
Less: cost of service revenue	41	33	8	24	87	69	18	26
Service margin	$5	$14	$(9)	(64)%	$11	$30	$(19)	(63)%
Service cost ratio	89.5%	69.5%			89.1%	69.3%
Other:
Service revenue	$89	$—			$177	$—
Less: cost of service revenue	75	—			156	—
Service margin	$14	$—			$21	$—
Service cost ratio	84.6%	—%			88.3%	—%

Our Use of Non-GAAP Financial Measures
We use two non-GAAP financial measures as supplemental metrics in evaluating our financial performance, making financing and business decisions, and forecasting and planning for future periods. For these reasons, management believes such measures are useful supplemental measures to investors in comparing our performance to the performance of other public companies in the health care industry. These non-GAAP financial measures should be considered as supplements to, and not as substitutes for or superior to, GAAP measures. The year over year changes for the individual components of both of these measures are described below in Results of Operations.
The first of these non-GAAP measures is earnings before interest, taxes, depreciation and amortization (EBITDA). We believe that EBITDA is particularly helpful in assessing our ability to meet the cash demands of our operating units. The following table reconciles net income, which we believe to be the most comparable GAAP measure, to EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net income	$33	$39	$57	$67
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	39	29	76	58
Interest expense	25	15	50	30
Income tax expense	47	62	87	101
EBITDA	$144	$145	$270	$256
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(In millions, except diluted per-share amounts)
Net income	$33	$0.58	$39	$0.72	$57	$1.01	$67	1.29
Adjustment, net of tax:
Amortization of intangible assets	5	0.09	3	0.05	10	0.17	6	0.10
Adjusted net income (1)	$38	$0.67	$42	$0.77	$67	$1.18	$73	$1.39
__________________________

(1)
Beginning in the first quarter of 2016, we revised our calculation of adjusted net income. We no longer subtract “Amortization of convertible senior notes and lease financing obligations” from net income to arrive at adjusted net income. We made this change because various capital transactions completed in 2015 reduced our relative reliance on convertible notes and lease financing as sources of capital. We believe that this change enhances the comparability of these non-GAAP measures with the corresponding non-GAAP measures used by our competitors. All periods presented conform to this presentation.

Results of Operations
Health Plans Segment
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Strong enrollment growth generated approximately $725 million, or 22% more premium revenue in the second quarter of 2016 compared with the second quarter of 2015. Enrollment growth was primarily due to increased Marketplace enrollment, and acquisitions that added Medicaid membership. Consolidated premium revenue measured on a PMPM basis decreased approximately 4% in the second quarter of 2016 when compared with the second quarter of 2015. The decline in PMPM premium revenue was primarily the result of lower PMPM premiums for Medicaid Expansion membership and an increase in the percentage of our premium revenue derived from TANF and Marketplace membership.
The medical care ratio increased to 89.2% in the second quarter of 2016, from 88.7% in the second quarter of 2015. The increase in our medical care ratio was driven by lower percentage margins for TANF, Medicaid Expansion and Marketplace membership. Consolidated medical care costs measured on a PMPM basis decreased approximately 3% in the second quarter of 2016 when compared with the second quarter of 2015. The PMPM decrease in medical care costs, which was primarily related to increased Marketplace membership, was more than offset by the declines in PMPM revenue as described above.
Financial Performance by Program. The following tables present the components of premium revenue and medical care costs by program (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions).

	Three Months Ended June 30, 2016
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.5	$1,302	$173.57	$1,202	$160.26	92.3%	$100
Medicaid Expansion	1.9	742	378.19	634	323.56	85.6	108
Marketplace	1.8	373	206.88	323	178.79	86.4	50
ABD	1.2	1,168	991.38	1,038	881.80	88.9	130
MMP	0.2	315	2,093.29	270	1,792.78	85.6	45
Medicare	0.2	129	997.44	127	974.30	97.7	2
	12.8	$4,029	$316.72	$3,594	$282.54	89.2%	$435

	Three Months Ended June 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	6.5	$1,169	$178.38	$1,063	$162.24	91.0%	$106
Medicaid Expansion	1.4	582	419.67	474	341.67	81.4	108
Marketplace	0.8	161	204.22	90	113.21	55.4	71
ABD	1.1	1,053	984.99	947	885.84	89.9	106
MMP	0.1	198	1,784.30	214	1,934.40	108.4	(16)
Medicare	0.2	141	1,059.90	141	1,062.71	100.3	—
	10.1	$3,304	$328.96	$2,929	$291.65	88.7%	$375
____________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

The following discussion highlights the primary drivers of our performance, by program.
Medicaid Expansion. Although member months have increased 41%, premium revenue decreased 10% on a PMPM basis in the second quarter of 2016, when compared with the second quarter of 2015. This decline was due to premium rate decreases in multiple states that went into effect for Medicaid Expansion members between June 30, 2015 and January 1, 2016.
Marketplace. Adjustments related to 2015 dates of service reduced Marketplace pretax income by approximately $37 million in the second quarter. On June 30, 2016, the Centers for Medicare and Medicaid Services released the final update on risk adjustment and reinsurance payments for the 2015 benefit year, and we adjusted our accruals accordingly. We now estimate that the medical care ratio for our Marketplace business for all of 2015 was approximately 80%.

Financial Performance by State Health Plan. The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended June 30, 2016
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	2.0	$554	$268.95	$493	$239.63	89.1%	$61
Florida	1.8	464	273.90	426	251.69	91.9	38
Illinois	0.6	154	256.17	137	227.71	88.9	17
Michigan	1.2	369	312.18	334	282.86	90.6	35
New Mexico	0.8	342	451.72	305	403.52	89.3	37
Ohio	1.0	483	473.91	433	424.87	89.7	50
Puerto Rico	1.0	170	169.04	175	173.49	102.6	(5)
South Carolina	0.3	87	277.22	71	226.27	81.6	16
Texas	1.1	635	571.14	499	448.23	78.5	136
Utah	0.5	110	240.26	106	233.12	97.0	4
Washington	2.1	559	264.40	500	236.32	89.4	59
Wisconsin	0.4	99	244.88	96	235.88	96.3	3
Other (3)	—	3	—	19	—	—	(16)
	12.8	$4,029	$316.72	$3,594	$282.54	89.2%	$435

	Three Months Ended June 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1.7	$503	$285.14	$459	$259.85	91.1%	$44
Florida	1.1	257	244.35	217	205.97	84.3	40
Illinois	0.3	102	337.55	98	325.91	96.6	4
Michigan	0.8	237	307.27	200	258.67	84.2	37
New Mexico	0.7	322	466.46	276	400.27	85.8	46
Ohio	1.1	509	510.30	432	433.75	85.0	77
Puerto Rico	1.1	194	179.33	184	170.32	95.0	10
South Carolina	0.4	93	276.36	67	196.92	71.3	26
Texas	0.8	512	635.74	468	581.42	91.5	44
Utah	0.2	80	288.60	72	258.88	89.7	8
Washington	1.6	410	249.39	371	225.46	90.4	39
Wisconsin	0.3	75	233.15	56	175.62	75.3	19
Other (3)	—	10	—	29	—	—	(19)
	10.1	$3,304	$328.96	$2,929	$291.65	88.7%	$375

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
The following discussion highlights the primary drivers of our performance, by health plan.
California. Premium revenue grew to $554 million in the second quarter of 2016, from $503 million in the second quarter of 2015, as a result of higher membership. The medical care ratio decreased to 89.1% in the second quarter of 2016, from 91.1% in the second quarter of 2015, due to improvement in medical care ratios for the MMP and Medicaid Expansion programs, offset partially by a higher medical care ratio in the TANF and ABD programs.
Florida. Premium revenue grew to $464 million in the second quarter of 2016, from $257 million in the second quarter of 2015, due to increased Marketplace membership and the addition of over 100,000 members from Medicaid contract acquisitions most of which closed in the fourth quarter of 2015. The medical care ratio increased to 91.9% in the second quarter of 2016, from 84.3% in the second quarter of 2015, primarily as a result of adjustments related to 2015 dates of service for Marketplace membership, which more than offset the Medicaid rate increase of approximately 5% effective September 1, 2015.
Illinois. Premium revenue grew to $154 million in the second quarter of 2016, from $102 million in the second quarter of 2015, and the medical care ratio decreased to 88.9% in the second quarter of 2016, from 96.6% in the second quarter of 2015. The plan added over 100,000 members from Medicaid contract acquisitions in the first quarter of 2016. The decrease in the medical care ratio was primarily due to higher margins for TANF membership.
Michigan. Premium revenue grew $131 million, or 55%, in the second quarter of 2016 compared with the second quarter of 2015, due to the addition of over 100,000 members from Medicaid contract acquisitions closed in the third quarter of 2015 and the first quarter of 2016. The medical care ratio increased to 90.6% in the second quarter of 2016, from 84.2% in the second quarter of 2015, primarily as a result of lower margins for TANF and Medicaid Expansion membership.
New Mexico. The medical care ratio increased to 89.3% in the second quarter of 2016, from 85.8% in the second quarter of 2015, primarily as a result of lower margins for TANF membership.
Ohio. Premium revenue declined $25 million, or 5%, in the second quarter of 2016 compared with the second quarter of 2015, due to reduced reimbursement rates and unfavorable member mix. The medical care ratio increased to 89.7% in the second quarter of 2016, from 85.0% in the second quarter of 2015. The increase in the 2016 medical care ratio was primarily the result of a blended rate decrease of approximately 2.5% effective January 1, 2016.
Puerto Rico. The medical care ratio increased to 102.6% in the second quarter of 2016, from 95.0% in the second quarter of 2015, primarily due to increased pharmacy costs, decreased membership and premium revenue, and reductions to revenue previously recorded for 2015 dates of service which decreased pretax income by approximately $11 million.
South Carolina. The medical care ratio increased to 81.6% in the second quarter of 2016, from 71.3% in the second quarter of 2015.
Texas. Premium revenue grew $123 million, or 24%, in the second quarter of 2016 compared with the second quarter of 2015. Growth in premium revenue was primarily the result of the recognition of approximately $51 million in out-of-period quality revenue and increased Marketplace enrollment. Of the total $51 million adjustment, $44 million related to 2015 and 2014 dates of service, and $7 million related to the first quarter of 2016. The plan's medical care ratio of 78.5% in the second quarter of 2016 was significantly lower than the second quarter of 2015. Even without the benefit of out-of-period quality revenue adjustments, the medical care ratio of the Texas health plan would have been approximately 85.3%, still well under the 91.5% medical care ratio reported in the second quarter of 2015.
Utah. The medical care ratio increased to 97.0% in the second quarter of 2016, from 89.7% in the second quarter of 2015, primarily due to an increase in the medical care ratio of the growing Marketplace program.
Washington. Premium revenue grew $149 million, or 36%, in the second quarter of 2016 compared with the second quarter of 2015, primarily due to membership growth in the Medicaid (both TANF and ABD) and Medicaid Expansion programs. The medical care ratio decreased to 89.4% in the second quarter of 2016, from 90.4% in the second quarter of 2015, due to improved medical cost efficiency across nearly all programs.
Wisconsin. Premium revenue grew $24 million, or 32%, in the second quarter of 2016 when compared with the second quarter of 2015 as a result of increased Marketplace enrollment. The medical care ratio increased to 96.3% in the second quarter of 2016, from 75.3% in the second quarter of 2015 due to adjustments related to 2015 dates of service for Marketplace membership and the comparatively higher medical care ratio of the growing Marketplace membership.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
In the first half of 2016, a 33% increase in membership, was partially offset by a 5% decrease in revenue PMPM, resulted in increased premium revenue of approximately 28%, or $1.8 billion, when compared with the first half of 2015. The decline in PMPM premium revenue was primarily the result of lower PMPM premiums for Medicaid Expansion membership and an increase in the percentage of our premium revenue derived from TANF and Marketplace membership.
Medical care costs as a percent of premium revenue increased to 89.5% in the first half of 2016, from 88.7% in the first half of 2015. The increase in our medical care ratio was driven by lower percentage margins for Medicaid Expansion and Marketplace membership. Medical margin increased 19% in the first half of 2016 over the first half of 2015.

Financial Performance by Program. The following tables present the components of premium revenue and medical care costs by program (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions).

	Six Months Ended June 30, 2016
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	14.9	$2,626	$176.00	$2,400	$160.85	91.4%	$226
Medicaid Expansion	3.8	1,421	371.82	1,208	316.13	85.0	213
Marketplace	3.4	782	228.19	657	191.62	84.0	125
ABD	2.4	2,280	976.58	2,079	890.71	91.2	201
MMP	0.3	655	2,157.55	587	1,932.73	89.6	68
Medicare	0.3	260	1,013.04	251	977.35	96.5	9
	25.1	$8,024	$320.17	$7,182	$286.57	89.5%	$842

	Six Months Ended June 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	12.0	$2,141	$177.93	$1,960	$162.89	91.6%	$181
Medicaid Expansion	2.7	1,089	409.29	867	325.84	79.6	222
Marketplace	1.4	355	258.66	246	179.15	69.3	109
ABD	2.1	1,993	940.23	1,810	853.56	90.8	183
MMP	0.2	423	1,986.04	413	1,942.20	97.8	10
Medicare	0.3	274	1,036.95	269	1,020.01	98.4	5
	18.7	$6,275	$336.21	$5,565	$298.18	88.7%	$710
_____________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

The following discussion highlights the primary drivers of our performance, by program.
Medicaid TANF, CHIP and ABD. TANF, CHIP and ABD revenue increased in the first half of 2016 when compared to the first half of 2015 due to the acquisitions made after July 1, 2015, as well as the inclusion of a full two quarters of Puerto Rico operations in the first half of 2016 (Puerto Rico began operations effective April 1, 2015).
Medicaid Expansion. Increased enrollment of Medicaid Expansion members in the first half of 2016 when compared to the first half of 2015 was offset by lower PMPM premium revenue discussed above and a higher medical care ratio.
Marketplace. Adjustments related to 2015 dates of service reduced Marketplace pretax income by approximately $68 million in the first half of 2016. We now estimate that the medical care ratio for our Marketplace program for all of 2015 was approximately 80%. Through June 30, 2016, the medical care ratio of our Marketplace program for months of service in the first half of 2016 alone (exclusive of out-of-period adjustments) was approximately 78%.

Financial Performance by State Health Plan. The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Six Months Ended June 30, 2016
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	4.0	$1,095	$271.14	$962	$238.30	87.9%	$133
Florida	3.4	953	284.53	839	250.58	88.1	114
Illinois	1.2	303	261.43	269	232.06	88.8	34
Michigan	2.4	756	316.18	681	285.13	90.2	75
New Mexico	1.5	678	450.62	601	399.17	88.6	77
Ohio	2.0	971	481.44	882	437.35	90.8	89
Puerto Rico	2.0	351	172.98	349	171.95	99.4	2
South Carolina	0.6	171	276.61	138	223.58	80.8	33
Texas	2.2	1,255	575.87	1,074	492.65	85.5	181
Utah	0.9	224	252.08	208	234.46	93.0	16
Washington	4.1	1,065	260.05	958	233.84	89.9	107
Wisconsin	0.8	196	247.57	188	236.92	95.7	8
Other(3)	—	6	—	33	—	—	(27)
	25.1	$8,024	$320.17	$7,182	$286.57	89.5%	$842

	Six Months Ended June 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	3.4	$1,014	$294.85	$911	$264.97	89.9%	$103
Florida	2.0	568	291.33	498	255.45	87.7	70
Illinois	0.6	206	339.72	188	309.66	91.2	18
Michigan	1.5	457	298.87	385	251.57	84.2	72
New Mexico	1.4	636	462.62	568	413.48	89.4	68
Ohio	2.1	1,024	498.96	845	412.05	82.6	179
Puerto Rico	1.1	194	179.33	184	170.32	95.0	10
South Carolina	0.7	184	271.35	141	206.88	76.2	43
Texas	1.6	894	565.45	820	518.60	91.7	74
Utah	0.5	157	289.42	146	268.72	92.8	11
Washington	3.2	786	245.22	723	225.47	91.9	63
Wisconsin	0.6	135	216.85	105	168.58	77.7	30
Other(3)	—	20	—	51	—	—	(31)
	18.7	$6,275	$336.21	$5,565	$298.18	88.7%	$710

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
California. Premium revenue grew to $1,095 million in the six months ended June 30, 2016, from $1,014 million in the six months ended June 30, 2015, as a result of higher membership. The medical care ratio decreased to 87.9% in the six months ended June 30, 2016, from 89.9% in the six months ended June 30, 2015, due to improvements in the medical care ratios for the MMP and TANF programs as well as the favorable medical care ratio and growth in Marketplace. These improvements more than offset a higher medical care ratio for the ABD program.
Florida. Premium revenue grew to $953 million in the six months ended June 30, 2016, from $568 million in the six months ended June 30, 2015, due to increased Marketplace membership, an $18 million retroactive increase to Medicaid premium revenue for dates of service in 2014 and 2015 in the first quarter of 2016, and the addition of over 100,000 members from Medicaid contract acquisitions, most of which closed in the fourth quarter of 2015. The medical care ratio increased to 88.1% in the six months ended June 30, 2016, from 87.7% in the six months ended June 30, 2015, primarily as a result of adjustments related to 2015 dates of service for Marketplace membership, partially offset by the Medicaid rate increase of approximately 5% effective September 1, 2015, and the retroactive increase to Medicaid premium revenue noted above.
Illinois. Premium revenue grew to $303 million in the six months ended June 30, 2016, from $206 million in the six months ended June 30, 2015, and the medical care ratio decreased to 88.8% in the six months ended June 30, 2016, from 91.2% in the six months ended June 30, 2015. The plan added over 100,000 members from Medicaid contract acquisitions in the first quarter of 2016. The decrease in the medical care ratio was primarily due to higher margin TANF membership.
Michigan. Premium revenue grew $299 million, or 65%, in the six months ended June 30, 2016 compared with the six months ended June 30, 2015, due to the addition of over 100,000 members from Medicaid contract acquisitions in the third quarter of 2015 and the first quarter of 2016. The medical care ratio increased to 90.2% in the six months ended June 30, 2016, from 84.2% in the six months ended June 30, 2015, primarily as a result of lower margins for TANF and Medicaid Expansion membership.
New Mexico. The medical care ratio decreased to 88.6% in the six months ended June 30, 2016, from 89.4% in the six months ended June 30, 2015, due to a lower medical care ratio for the TANF membership.
Ohio. Premium revenue declined $53 million, or 5%, in the six months ended June 30, 2016 compared with the six months ended June 30, 2015, due to reduced overall state Medicaid enrollment and Medicaid premium rate cuts effective January 1, 2016. The medical care ratio increased to 90.8% in the six months ended June 30, 2016, from 82.6% in the six months ended June 30, 2015, as a result of a blended rate decrease of approximately 2.5% effective January 1, 2016 (which included a 5% decrease in Medicaid Expansion rates) and favorable development of prior period medical liability estimates in the first half of 2015 compared with the first half of 2016.
Puerto Rico. The medical care ratio increased to 99.4% in the six months ended June 30, 2016, from 95.0% in the six months ended June 30, 2015, primarily due to increased pharmacy costs, decreased membership and premium revenue, and reductions to revenue previously recorded for 2015 dates of service which decreased pretax income by approximately $11 million. The plan served its first members effective April 1, 2015.
South Carolina. The medical care ratio increased to 80.8% in the six months ended June 30, 2016, from 76.2% in the six months ended June 30, 2015.
Texas. Premium revenue grew $361 million, or 40%, in the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Growth in premium revenue was primarily the result of the recognition of approximately $44 million in out-of-period quality revenue (discussed above), increased Marketplace enrollment and the revenue associated with additional nursing home services provided to some ABD members effective March 1, 2015 and the start-up of the Texas MMP program on that same date. The plan's medical care ratio decreased to 85.5% in the six months ended June 30, 2016, from 91.7% in the six months ended June 30, 2015. Without the benefit of out-of-period quality revenue, the medical care ratio of the Texas health plan would have been approximately 88.6% in the first half of 2016.
Utah. Premium revenue grew $67 million, or 42%, in the six months ended June 30, 2016 compared with the six months ended June 30, 2015, primarily due to higher Marketplace enrollment. The medical care ratio increased slightly to 93.0% in the six months ended June 30, 2016, from 92.8% in the six months ended June 30, 2015, primarily due to an increase in the medical care ratio of the growing Marketplace program.
Washington. Premium revenue grew $279 million, or 36%, in the six months ended June 30, 2016 compared with the six months ended June 30, 2015, primarily due to membership growth in the Marketplace, TANF and Medicaid Expansion programs. The medical care ratio decreased to 89.9% in the six months ended June 30, 2016, from 91.9% in the six months ended June 30, 2015, due to improved medical cost efficiency across nearly all programs.
Wisconsin. Premium revenue grew $61 million, or 45%, in the six months ended June 30, 2016 when compared with the six months ended June 30, 2015 as a result of increased Marketplace enrollment. The medical care ratio increased to 95.7% in the six months ended June 30, 2016, from 77.7% in the six months ended June 30, 2015 due to adjustments related to 2015 dates of service for Marketplace membership and the comparatively higher medical care ratio of the growing Marketplace membership.
Molina Medicaid Solutions Segment
Service margin declined $9 million in the second quarter of 2016 compared with the second quarter of 2015, and $19 million in the six months ended June 30, 2016 compared with the six months ended June 30, 2015, primarily due to increased service costs associated with legacy state contracts that were recently re-procured.
Other Segment
Service margin was $14 million and $21 million for the three and six months ended June 30, 2016, respectively. Because we acquired our Pathways behavioral health and social services provider in November 1, 2015, there was no service margin for the three and six months ended June 30, 2015.

Income Statement Components that are Not Unique to Individual Segments
General and Administrative Expenses. General and administrative expenses as a percentage of total revenue (the “general and administrative expense ratio”) were 8.1% in the second quarters of both 2016 and 2015. The general and administrative expense ratio decreased to 7.9% for the six months ended June 30, 2016, compared with 8.1% for the six months ended June 30, 2015.
Premium Tax Expenses. The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.6% in the second quarter of 2016, compared with 2.8% in the second quarter of 2015, and 2.6% in the six months ended June 30, 2016, compared with 2.9% in the six months ended June 30, 2015. For both periods, the decrease was primarily due to the current year increase in MMP revenues. The Medicare portion of MMP revenue is not subject to premium tax.
Health Insurer Fee Revenue and Expenses. For our Medicaid program, actuarial standards require that we be reimbursed by state Medicaid agencies for both the expense associated with the HIF and the absence of tax deductibility for that expense. Subsequent to the first quarter of 2015, we secured full reimbursement for our expenses under the HIF (including the absence of tax deductibility). As a result, HIF revenue, as a percentage of premium revenue, increased to 2.1% in the six months ended June 30, 2016, from 1.9% in the six months ended June 30, 2016. HIF expenses were consistent year over year.
Depreciation and Amortization. As a percentage of total revenue, the year over year change in depreciation and amortization was insignificant.
Interest Expense. Interest expense increased to $25 million for the second quarter of 2016, from $15 million for the second quarter of 2015. Interest expense increased to $50 million for the six months ended June 30, 2016, from $30 million for the six months ended June 30, 2015. The increase was primarily due to our issuance of $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, in the fourth quarter of 2015.
Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $7 million and $8 million for the second quarter of 2016 and 2015, respectively and $15 million for both the six months ended June 30, 2016 and 2015.
Income Tax Expense. The provision for income taxes was recorded at an effective rate of 59.8% for the second quarter of 2016, compared with 61.3% for the second quarter of 2015, and 60.7% for the six months ended June 30, 2016 compared with 60.1% for the six months ended June 30, 2015. Differences in the effective tax rate between periods are the result of different amounts of non-deductible expenses and discrete tax events.

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
As of June 30, 2016, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold our restricted investments until maturity. Declines in interest rates over time will reduce our investment income.
Investment income increased to $16 million for the six months ended June 30, 2016, compared with $7 million for the six months ended June 30, 2015, primarily due to an increase in invested assets.
Cash in excess of the capital needs of our regulated health plans is generally paid to us in the form of dividends, when and as permitted by applicable regulations, for general corporate use. For the six months ended June 30, 2016, we received $50 million in dividends from our regulated health plan subsidiaries. For the six months ended June 30, 2015, we received $25 million in dividends from our regulated health plan subsidiaries, and $17 million from our unregulated subsidiaries.
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Six Months Ended June 30,
	2016	2015	Change
	(In millions)
Net cash provided by operating activities	$278	$648	$(370)
Net cash used in investing activities	(273)	(557)	284
Net cash provided by financing activities	11	384	(373)
Net increase in cash and cash equivalents	$16	$475	$(459)
Operating Activities. Net cash provided by operating activities decreased $370 million in the six months ended June 30, 2016 compared with the six months ended June 30, 2015.
The year over year changes in the following accounts decreased cash provided by operating activities:

•
Receivables. Cash flows from operations in each year were impacted by the timing of payments we receive from our states. In general, states may delay our premium payment, which we record as a receivable, or they may prepay the following month premium payment, which we record as deferred revenue. We typically receive capitation payments monthly; however, the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period. In the current year, the timing of premiums received in California, Florida and Illinois negatively impacted our cash flows from operating activities.

•
Medical claims and benefits payable. In the six months ended June 30, 2016, medical claims and benefits payable increased at a slower pace than the same period in 2015. In particular, our Puerto Rico health plan commenced operations on April 1, 2015, leading to a significant increase in medical claims and benefits payable at June 30, 2015, compared with a much smaller increase in the current year as the membership base has stabilized.

These changes were partially offset by the increase in amounts due government agencies. In connection with Health Plans segment membership growth in programs that contain medical cost floors, medical cost corridors, or risk adjustment provisions, a portion of certain Medicaid, Medicare, and Marketplace premiums received by our health plans may be returned to the federal or state governments.
Investing Activities. Net cash used in investing activities was $273 million in the six months ended June 30, 2016, compared with $557 million in the six months ended June 30, 2015. In the current year, we received approximately $271 million more in proceeds from sales and maturities of investments than in the prior year.
Financing Activities. Net cash provided by financing activities decreased $373 million in the six months ended June 30, 2016 compared with the six months ended June 30, 2015, primarily due to the prior year proceeds from a common stock offering, with no comparable activity in the current year.
Financial Condition
We believe that our cash resources and internally generated funds will be sufficient to support our operations, planned acquisitions, regulatory requirements, and capital expenditures for at least the next 12 months.
On a consolidated basis, at June 30, 2016, our working capital was $1,899 million, compared with $1,484 million at December 31, 2015. At June 30, 2016, our cash and investments amounted to $4,422 million, compared with $4,241 million at December 31, 2015. Cash, cash equivalents and investments held by the parent company (Molina Healthcare, Inc.) amounted to $466 million and $612 million as of June 30, 2016 and December 31, 2015, respectively.
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
States' Budgets. From time to time, the states in which our health plans operate may experience financial difficulties, which could lead to delays in premium payments. It has been our practice in the past to continue to serve our members and pay health care providers for services rendered in circumstances where state (or Commonwealth) governments are temporarily unable to pay us, so long as we continue to believe that such state (or Commonwealth) governments will ultimately pay us.
Credit Facility. In June 2015, we entered into an unsecured $250 million revolving credit facility (Credit Facility). Borrowings under the Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. The Credit Facility has a term of five years and all amounts outstanding will be due and payable on June 12, 2020. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $350 million. Our ability to borrow under the Credit Facility is subject to compliance with certain financial covenants. At June 30, 2016, we were in compliance with all financial covenants under the Credit Facility. As of June 30, 2016, outstanding letters of credit amounting to $6 million reduced the borrowing capacity to $244 million, and no amounts were outstanding under the Credit Facility.
Convertible Senior Notes. In February 2013, we issued $550 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020 (1.125% Notes), unless earlier repurchased or converted. In September 2014, we issued $302 million aggregate principal amount of 1.625% convertible senior notes due August 15, 2044 (1.625% Notes), unless earlier repurchased, redeemed, or converted. The principal amounts of both our 1.125% Notes and our 1.625% Notes are convertible into cash prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger.
The 1.125% Notes did not meet the $53.00 stock price trigger in the quarter ended June 30, 2016, therefore, the 1.125% Notes were not convertible as of June 30, 2016. The 1.625% Notes did not meet the $75.52 stock price trigger in the quarter ended June 30, 2016, therefore, the 1.625% Notes were not convertible as of June 30, 2016.
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

Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2015, was disclosed in our 2015 Annual Report on Form 10-K. There were no material changes to this previously filed information outside the ordinary course of business during the six months ended June 30, 2016. For further discussion and maturities of our long-term debt, refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 10, "Debt."
Critical Accounting Estimates
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Health Plans segment medical claims and benefits payable. Refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 9, "Medical Claims and Benefits Payable," for a table which presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the six months ended June 30, 2016, to our disclosure reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

•
Health Plans segment contractual provisions that may adjust or limit revenue or profit. Refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies," for a discussion of amounts recorded in the six months ended June 30, 2016 in connection with such contractual provisions.

•
Health Plans segment quality incentives. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies."

•
Molina Medicaid Solutions segment revenue and cost recognition. There have been no significant changes during the six months ended June 30, 2016, to our disclosure reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information regarding legal proceedings, see Part I, Item 1 of this Form 10-Q, Note 14, "Commitments and Contingencies."
Item 1A. Risk Factors
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A – Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015 and under Part II, Item 1A – Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. The risk factors described in our 2015 Annual Report and 2016 first quarter Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Issuances of Equity Securities
None.
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended June 30, 2016 was as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 - April 30	12,534	$64.91	—	$50,000,000
May 1 - May 31	1,490	$51.76	—	$50,000,000
June 1 - June 30	399	$49.29	—	$50,000,000
Total	14,423	$63.12	—

(a)	During the three months ended June 30, 2016, we withheld 14,423 shares of common stock under our 2011 Equity Incentive Plan to settle our employees' income tax obligations.

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

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	July 27, 2016	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	July 27, 2016	/s/ JOHN C. MOLINA, J.D.
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