Form 10-Q
period 2016-09-30
MOLINA HEALTHCARE INC
filed 2016-10-27
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 21, 2016, was approximately 56,821,000.

MOLINA HEALTHCARE, INC.
Form 10-Q

For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Amounts in millions, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,842	$2,329
Investments	1,735	1,801
Receivables	1,053	597
Income taxes refundable	—	13
Prepaid expenses and other current assets	169	192
Derivative asset	314	374
Total current assets	6,113	5,306
Property, equipment, and capitalized software, net	450	393
Deferred contract costs	83	81
Intangible assets, net	149	122
Goodwill	619	519
Restricted investments	116	109
Deferred income taxes	—	18
Other assets	40	28
	$7,570	$6,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,871	$1,685
Amounts due government agencies	1,232	729
Accounts payable and accrued liabilities	383	362
Deferred revenue	380	223
Income taxes payable	19	—
Current portion of long-term debt	466	449
Derivative liability	314	374
Total current liabilities	4,665	3,822
Senior notes	971	962
Lease financing obligations	198	198
Deferred income taxes	6	—
Other long-term liabilities	39	37
Total liabilities	5,879	5,019

Stockholders’ equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding: 57 shares at September 30, 2016 and 56 shares at December 31, 2015	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	831	803
Accumulated other comprehensive gain (loss)	3	(4)
Retained earnings	857	758
Total stockholders' equity	1,691	1,557
	$7,570	$6,576
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per-share data) (Unaudited)
Revenue:
Premium revenue	$4,191	$3,377	$12,215	$9,652
Service revenue	133	47	408	146
Premium tax revenue	127	99	345	289
Health insurer fee revenue	85	81	251	203
Investment income	9	5	25	12
Other revenue	1	2	4	5
Total revenue	4,546	3,611	13,248	10,307
Operating expenses:
Medical care costs	3,748	3,016	10,930	8,581
Cost of service revenue	119	34	362	103
General and administrative expenses	343	287	1,034	830
Premium tax expenses	127	99	345	289
Health insurer fee expenses	55	36	163	117
Depreciation and amortization	36	26	102	76
Total operating expenses	4,428	3,498	12,936	9,996
Operating income	118	113	312	311
Interest expense	26	15	76	45
Income before income tax expense	92	98	236	266
Income tax expense	50	52	137	153
Net income	$42	$46	$99	$113

Net income per share:
Basic	$0.77	$0.84	$1.79	$2.21
Diluted	$0.76	$0.77	$1.77	$2.07
See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in millions) (Unaudited)
Net income	$42	$46	$99	$113
Other comprehensive (loss) income:
Unrealized investment (loss) gain	(3)	2	10	1
Less: effect of income taxes	(2)	—	3	—
Other comprehensive (loss) income, net of tax	(1)	2	7	1
Comprehensive income	$41	$48	$106	$114

See accompanying notes.

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Amounts in millions) (Unaudited)
Operating activities:
Net income	$99	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135	93
Deferred income taxes	20	(12)
Share-based compensation	24	16
Amortization of convertible senior notes and lease financing obligations	23	22
Other, net	14	13
Changes in operating assets and liabilities:
Receivables	(427)	(23)
Prepaid expenses and other assets	(116)	(63)
Medical claims and benefits payable	168	359
Amounts due government agencies	503	453
Accounts payable and accrued liabilities	1	34
Deferred revenue	157	(129)
Income taxes	32	30
Net cash provided by operating activities	633	906
Investing activities:
Purchases of investments	(1,444)	(1,311)
Proceeds from sales and maturities of investments	1,512	863
Purchases of property, equipment and capitalized software	(143)	(101)
Change in restricted investments	4	(5)
Net cash paid in business combinations	(48)	(77)
Other, net	(12)	(34)
Net cash used in investing activities	(131)	(665)
Financing activities:
Proceeds from common stock offering, net of issuance costs	—	373
Proceeds from employee stock plans	10	8
Other, net	1	3
Net cash provided by financing activities	11	384
Net increase in cash and cash equivalents	513	625
Cash and cash equivalents at beginning of period	2,329	1,539
Cash and cash equivalents at end of period	$2,842	$2,164

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended September 30,
	2016	2015
	(Amounts in millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(8)	$(9)

Details of change in fair value of derivatives, net:
(Loss) gain on 1.125% Call Option	$(60)	$161
Gain (loss) on 1.125% Conversion Option	60	(161)
Change in fair value of derivatives, net	$—	$—

Details of business combinations:
Fair value of assets acquired	$(186)	$(69)
Fair value of liabilities assumed	28	—
Purchase price amounts accrued/received (paid)	8	(8)
Reversal of amounts advanced to sellers in prior year	102	—
Net cash paid in business combinations	$(48)	$(77)

See accompanying notes.

MOLINA HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2016
1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality managed health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments. These segments include our Health Plans segment, which comprises the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment, which includes our behavioral health and social services subsidiary, Pathways. As of December 31, 2015, we changed our reporting structure as a result of the Pathways acquisition in November 2015. All prior periods reported conform to this presentation.
The Health Plans segment consists of health plans in 12 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of September 30, 2016, these health plans served 4.2 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Health Insurance Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate.
The Molina Medicaid Solutions segment provides support to state government agencies in the administration of their Medicaid programs including business processing, information technology development, and administrative services. Molina Medicaid Solutions is under contract with the Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
The Other segment includes businesses, such as our Pathways behavioral health and social services provider, which do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to other reportable segments.
Market Updates - Health Plans
Proposed acquisition. On August 2, 2016, we entered into substantially identical agreements with each of Aetna, Inc. and Humana, Inc. to acquire certain of their Medicare Advantage membership and other assets related to such Medicare Advantage business (the Medicare Acquisition) for cash. The Medicare Acquisition is related to Aetna Inc.'s proposed acquisition of Humana Inc. (the Aetna-Humana Merger). We expect the Medicare Acquisition to close in 2017 subject to the following:

•	Completion of the Aetna-Humana Merger;

•	Resolution, in a manner permitting the Medicare Acquisition, of the pending litigation brought by the United States Department of Justice challenging the Aetna-Humana Merger;

•	Approval by the federal Centers for Medicare & Medicaid Services (CMS) of the novation to us of each of the contracts to be divested under the Medicare Acquisition; and

•	Customary closing conditions, including approvals of state departments of insurance and other regulators.
Completed acquisitions. For all of the following transactions, see Note 4, "Business Combinations," for further information.
Illinois. On January 1, 2016, our Illinois health plan closed on its acquisitions of the Medicaid membership, and certain assets related to the Medicaid business of, Accountable Care Chicago, LLC, also known as MyCare Chicago, and Loyola Physician Partners, LLC.
On March 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business, of Better Health Network, LLC.
Michigan. On January 1, 2016, our Michigan health plan closed on its acquisition of the Medicaid and MIChild membership, and certain Medicaid and MIChild assets, of HAP Midwest Health Plan, Inc.
New York. On August 1, 2016, we closed on our acquisition to acquire all outstanding equity interests of Today's Options of New York, Inc., which operates the Total Care Medicaid plan.

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
Medical Cost Floors (Minimums), Medical Cost Corridors, and Administrative Cost Ceilings (Maximums): A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $323 million and $214 million at September 30, 2016 and December 31, 2015, respectively, to amounts due government agencies. Approximately $298 million and $208 million of the liability accrued at September 30, 2016 and December 31, 2015, respectively, relates to our participation in Medicaid Expansion programs.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. We recorded receivables of $1 million and $3 million at September 30, 2016 and December 31, 2015, respectively, relating to such provisions.
Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Under these provisions, we recorded a liability of $9 million and $10 million at September 30, 2016 and December 31, 2015, respectively, for profit in excess of the amount we are allowed to retain.
Retroactive Premium Adjustments: The state Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, rather than in the months of service to which the retroactive adjustment applies. In the first quarter of 2016, our Florida health plan recorded a retroactive increase to Medicaid premium revenue of approximately $18 million relating to dates of service prior to 2016.
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
Medicare
Risk Adjustment: Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members' risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. Based on our estimates, we have recorded a net payable of $17 million and $4 million for anticipated Medicare risk adjustment premiums and Medicare Part D settlements at September 30, 2016 and December 31, 2015, respectively.
Marketplace
Premium Stabilization Programs: The Affordable Care Act (ACA) established Marketplace premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the "3R's," include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. We record receivables or payables related to the 3R programs and the minimum annual medical loss ratio (Minimum MLR) when the amounts are reasonably estimable as described below, and, for receivables, collection is reasonably assured. Our receivables (payables) for each of these programs, as of the dates indicated, were as follows:

	September 30, 2016			December 31, 2015
	Current Benefit Year	Prior Benefit Years	Total
	(In millions)
Risk adjustment	$(372)	$2	$(370)	$(214)
Reinsurance	62	4	66	36
Risk corridor	(4)	(1)	(5)	(10)
Minimum MLR	(11)	(4)	(15)	(3)

•
Risk adjustment: Under this permanent program, our health plans' composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk transfer payment into the pool if their composite risk scores are below the average risk score, and will receive a risk transfer payment from the pool if their composite risk scores are above the average risk score. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. On June 30, 2016, CMS released the final update on risk transfer and reinsurance payments for the 2015 benefit year, and we adjusted our accruals accordingly.

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

•
Risk corridor: This program is intended to limit gains and losses of insurers by comparing allowable costs to a target amount as defined by CMS. Variances from the target amount exceeding certain thresholds may result in amounts due to or receivables due from CMS. This three-year program will end on December 31, 2016. Due to uncertainties as to the amount of federal funding available to support the risk corridor program, we do not recognize amounts receivable under this program. Our estimate of the unrecorded receivable for the Marketplace risk corridor amounted to approximately $80 million as of September 30, 2016. Of this total amount, $52 million relates to the 2015 benefit year and $28 million relates to the nine months ended September 30, 2016. All liabilities are recognized as incurred. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk corridor program as an adjustment to premium revenue in our consolidated statements of income.

Additionally, the ACA established a Minimum MLR of 80% for the Marketplace. The medical loss ratio represents medical costs as a percentage of premium revenue. What constitutes medical costs and premium revenue are specifically defined by federal regulations. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. Each of the 3R programs is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income.

Quality Incentives
At several of our health plans, revenue ranging from approximately 1% to 3% of certain health plan premiums is earned only if certain performance measures are met.
During the second quarter of 2016, we were informed by the Texas Department of Health and Human Services that it will not recoup any quality revenue for calendar years 2014, 2015, and 2016. Therefore, we recognized previously deferred quality revenue amounting to approximately $51 million in the second quarter of 2016. Of the $51 million total adjustment, $44 million related to 2015 and 2014 dates of service, and $7 million related to the first quarter of 2016.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of September 30, 2016 are not known, we have no reason to believe that the adjustments to prior periods noted below are not indicative of the potential future changes in our estimates as of September 30, 2016, other than the Texas quality revenue recognized in the second quarter of 2016 described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Maximum available quality incentive premium - current period	$33	$28	$114	$86
Amount of quality incentive premium revenue recognized in current period:
Earned current period	$26	$17	$80	$38
Earned prior periods	—	—	54	11
Total	$26	$17	$134	49

Quality incentive premium revenue recognized as a percentage of total premium revenue	0.6%	0.5%	1.1%	0.5%
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes, nondeductible expenses such as the Health Insurer Fee (HIF), certain compensation, and other general and administrative expenses. The effective tax rate may be subject to fluctuations during the year, particularly as a result of the level of pretax earnings, and also as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. For example, in the third quarter of 2016 we entered into an agreement with the seller in the Pathways acquisition to change the allocation of the purchase price across certain legal entities, allowing us to recognize a $4 million tax benefit. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.
Recent Accounting Pronouncements
Statement of Cash Flows. In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends Accounting Standards Codification (ASC) 230 to add or clarify guidance on eight classification issues related to the statement of cash flows such as debt prepayment or debt extinguishment costs, and contingent consideration payments made after a business combination. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2017 and must be adopted using a retrospective transition method to each period presented but may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted, including adoption in an interim period. We are evaluating the potential effects of the adoption to our financial statements.
Revenue Recognition. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606). The amendments, which address transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes, do not change the core principles of ASU 2014-09, but rather address implementation issues and are intended to result in more consistent application. We intend to adopt this standard on January 1, 2018. We are evaluating the potential effects of the adoption to our financial statements.
In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends certain aspects of ASC 606, Revenue from Contracts with Customers. ASU 2016-10 amends step two of the new revenue standard’s five-step model to include guidance on immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations. ASU 2016-10 also provides guidance related to licensing such as, but not limited to, sales-based and usage-based royalties and renewals of licenses that provide a right to use intellectual property. We intend to adopt this standard on January 1, 2018. We are evaluating the potential effects of the adoption to our financial statements.
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

3. Net Income per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except net income per share)
Numerator:
Net income	$42	$46	$99	$113
Denominator:
Shares outstanding at the beginning of the period	56	55	55	49
Weighted-average number of shares:
Issued in common stock offering	—	—	—	2
Denominator for basic net income per share	56	55	55	51
Effect of dilutive securities:
Share-based compensation	—	—	—	1
Convertible senior notes (1)	—	1	—	1
1.125% Warrants (1)	—	4	1	2
Denominator for diluted net income per share	56	60	56	55

Net income per share (2):
Basic	$0.77	$0.84	$1.79	$2.21
Diluted	$0.76	$0.77	$1.77	$2.07
______________________________

(1)	For more information regarding the convertible senior notes, refer to Note 10, "Debt." For more information regarding the 1.125% Warrants, refer to Note 12, "Stockholders' Equity."

(2)	Source data for calculations in thousands.
4. Business Combinations
Health Plans Segment
In 2016, we closed on several business combinations in the Health Plans segment, consistent with our strategy to grow in our existing markets and expand into new markets. For all of these transactions, we applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to tangible and intangible assets acquired, and liabilities assumed based on their respective fair values. For the Health Plans acquisitions described below, except New York, only intangible assets were acquired. All of these acquisitions were funded using available cash and acquisition-related costs were insignificant. The individual transactions were as follows:
Illinois. On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business of, Accountable Care Chicago, LLC, also known as MyCare Chicago. The final purchase price was approximately $30 million, and the Illinois health plan added approximately 50,000 Medicaid members as a result of this transaction.
On January 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business, of Loyola Physician Partners, LLC. The final purchase price was approximately $12 million, and the Illinois health plan added approximately 18,000 Medicaid members as a result of this transaction.
On March 1, 2016, our Illinois health plan closed on its acquisition of the Medicaid membership, and certain assets related to the Medicaid business, of Better Health Network, LLC. The final purchase price was approximately $15 million, and the Illinois health plan added approximately 28,000 Medicaid members as a result of this transaction.
Michigan. On January 1, 2016, our Michigan health plan closed on its acquisition of the Medicaid and MIChild membership, and certain Medicaid and MIChild assets, of HAP Midwest Health Plan, Inc. The final purchase price was approximately $31 million, and the Michigan health plan added approximately 68,000 Medicaid and MIChild members as a result of this transaction.

New York. On August 1, 2016, we closed on our acquisition to acquire all outstanding equity interests of Today's Options of New York, Inc., which operates the Total Care Medicaid plan. The initial purchase price was approximately $38 million, and we now serve approximately 37,000 Medicaid members in upstate New York as a result of the transaction. As of September 30, 2016, the purchase price allocation was preliminary, subject to final purchase price adjustments as provided in the stock purchase agreement.
Washington. On January 1, 2016, our Washington health plan closed on its acquisition of the Medicaid contracts, and certain assets related to the operation of the Medicaid business, of Columbia United Providers, Inc. The final purchase price was approximately $28 million, and the Washington health plan added approximately 57,000 Medicaid members as a result of this transaction.
For these acquisitions, we recorded goodwill to the Health Plans segment amounting to $95 million in the aggregate, which relates to future economic benefits arising from expected synergies to be achieved. Such synergies include use of our existing infrastructure to support the added membership. In general, the amount recorded as goodwill is deductible for income tax purposes. For the New York acquisition, the tax deductibility of goodwill will be determined once the purchase price is finalized.
The following table presents the intangible assets identified in the transactions described above. The weighted-average amortization period, in the aggregate, is 5.7 years. For these acquisitions in the aggregate, we expect to record amortization of approximately $6 million in 2016, $8 million per year in the years 2017 through 2020, and $3 million in 2021.

	Fair Value	Life
	(In millions)	(Years)
Intangible asset type:
Contract rights - member list	$38	5
Provider network	7	10
	$45
Other Segment
Pathways. On November 1, 2015, we acquired the outstanding ownership interests in Pathways Health and Community Support LLC (Pathways). In the third quarter of 2016, we recorded a pre-acquisition contingent liability and corresponding indemnification asset in the amount of $14 million in connection with the Rodriguez Litigation matter defined and described further in Note 14, "Commitments and Contingencies." Also in the third quarter of 2016, certain tax elections were made such that approximately 50% of the goodwill recorded in this transaction is deductible for income tax purposes.
5. Fair Value Measurements
We consider the carrying amounts of cash and cash equivalents and other current assets and current liabilities (not including derivatives and the current portion of long-term debt) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:
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
Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of September 30, 2016 included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 11, “Derivatives,” the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
The changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the nine months ended September 30, 2016.
Our financial instruments measured at fair value on a recurring basis at September 30, 2016, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,127	$—	$1,127	$—
Government-sponsored enterprise securities (GSEs)	259	259	—	—
Municipal securities	148	—	148	—
Asset-backed securities	76	—	76	—
U.S. treasury notes	65	65	—	—
Certificates of deposit	60	—	60	—
Subtotal - current investments	1,735	324	1,411	—
1.125% Call Option derivative asset	314	—	—	314
Total assets measured at fair value on a recurring basis	$2,049	$324	$1,411	$314

1.125% Conversion Option derivative liability	$314	$—	$—	$314
Total liabilities measured at fair value on a recurring basis	$314	$—	$—	$314
Our financial instruments measured at fair value on a recurring basis at December 31, 2015, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,184	$—	$1,184	$—
GSEs	211	211	—	—
Municipal securities	185	—	185	—
Asset-backed securities	63	—	63	—
U.S. treasury notes	78	78	—	—
Certificates of deposit	80	—	80	—
Subtotal - current investments	1,801	289	1,512	—
1.125% Call Option derivative asset	374	—	—	374
Total assets measured at fair value on a recurring basis	$2,175	$289	$1,512	$374

1.125% Conversion Option derivative liability	$374	$—	$—	$374
Total liabilities measured at fair value on a recurring basis	$374	$—	$—	$374
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes, which are classified as Level 2 financial instruments, are indicated in the following table.

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
5.375% Notes	$690	$725	$689	$700
1.125% Convertible Notes	466	827	448	865
1.625% Convertible Notes	281	358	273	365
	$1,437	$1,910	$1,410	$1,930

6. Investments
The following tables summarize our investments as of the dates indicated:

	September 30, 2016
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,123	$4	$—	$1,127
GSEs	259	—	—	259
Municipal securities	147	1	—	148
Asset-backed securities	76	—	—	76
U.S. treasury notes	65	—	—	65
Certificates of deposit	60	—	—	60
	$1,730	$5	$—	$1,735

	December 31, 2015
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,189	$—	$5	$1,184
GSEs	212	—	1	211
Municipal securities	186	—	1	185
Asset-backed securities	63	—	—	63
U.S. treasury notes	78	—	—	78
Certificates of deposit	80	—	—	80
	$1,808	$—	$7	$1,801
The contractual maturities of our investments as of September 30, 2016 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$887	$887
Due after one year through five years	817	821
Due after five years through ten years	26	27
	$1,730	$1,735
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three and nine months ended September 30, 2016 and 2015 were insignificant.
We have determined that unrealized gains and losses at September 30, 2016 and December 31, 2015, are temporary in nature, because the change in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be immaterial.
There were no available-for-sale investments in a material continuous loss position as of September 30, 2016.

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

	September 30, 2016	December 31, 2015
	(In millions)
California	$174	$104
Florida	79	22
Illinois	81	35
Michigan	71	39
New Mexico	78	51
New York	33	—
Ohio	133	66
Puerto Rico	82	33
South Carolina	12	6
Texas	62	56
Utah	32	18
Washington	94	53
Wisconsin	27	22
Direct delivery and other	3	6
Total Health Plans segment	961	511
Molina Medicaid Solutions segment	39	37
Other segment	53	49
	$1,053	$597
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

	September 30, 2016	December 31, 2015
	(In millions)
Florida	$28	$34
Illinois	3	—
Michigan	1	1
New Mexico	43	43
New York	9	—
Ohio	12	12
Puerto Rico	10	10
Texas	4	4
Utah	4	4
Wisconsin	1	1
Other	1	—
Total Health Plans segment	$116	$109
The contractual maturities of our held-to-maturity restricted investments as of September 30, 2016 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$115	$115
Due after one year through five years	1	1
	$116	$116
9. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	September 30, 2016	December 31, 2015
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,333	$1,191
Pharmacy payable	114	88
Capitation payable	27	140
Other	397	266
	$1,871	$1,685
"Other" medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $237 million and $167 million as of September 30, 2016 and December 31, 2015, respectively.
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

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Medical claims and benefits payable, beginning balance	$1,685	$1,201
Components of medical care costs related to:
Current period	11,120	11,935
Prior periods	(190)	(141)
Total medical care costs	10,930	11,794

Change in non-risk provider payables	70	48

Payments for medical care costs related to:
Current period	9,536	10,448
Prior periods	1,278	910
Total paid	10,814	11,358
Medical claims and benefits payable, ending balance	$1,871	$1,685
Benefit from prior period as a percentage of:
Balance at beginning of period	11.3%	11.8%
Premium revenue, trailing twelve months	1.2%	1.1%
Medical care costs, trailing twelve months	1.3%	1.2%
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
We believe that the most significant uncertainties surrounding our IBNP estimates at September 30, 2016 are as follows:

•
Our New York health plan acquisition closed on August 1, 2016. This acquisition added approximately 37,000 new members. Because these members are new to Molina, our estimates of the liability we have incurred for services provided to these members are subject to more than the usual amount of uncertainty.

•
At our Florida, New Mexico, Puerto Rico, Utah and Washington health plans, we overpaid certain inpatient and outpatient facility claims. We adjusted our claims payment history to reflect the claims payment pattern that would have occurred without these overpayments. For this reason, our liability estimates at these health plans are subject to more than the usual amount of uncertainty.

•
At our Washington health plan, the covered benefits in two counties were expanded effective April 2016 to include behavioral health benefits under the state's new fully integrated managed care program, which impacted about 85,000 members. Because these are new benefits, our liability estimate at this health plan is subject to more than the usual amount of uncertainty.

•
Fluctuations in the volume of claims received in a paper format (rather than an electronic format) during the third quarter have created more than the usual amount of uncertainty regarding our estimate of the liability at our California health plan.

We recognized favorable prior period claims development in the amount of $190 million for the nine months ended September 30, 2016. This amount represents our estimate, as of September 30, 2016, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2015 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

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
10. Debt
As of September 30, 2016, contractual maturities of debt for the years ending December 31 are as follows:

	Total	2016	2017	2018	2019	2020	Thereafter
	(In millions)
5.375% Notes	$700	$—	$—	$—	$—	$—	$700
1.125% Convertible Notes	550	—	—	—	—	550	—
1.625% Convertible Notes (1)	302	—	—	—	—	—	302
	$1,552	$—	$—	$—	$—	$550	$1,002

(1)
The 1.625% Notes have a contractual maturity date in 2044; however, on contractually specified dates beginning in 2018, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes, or we may redeem any or all of the 1.625% Notes.

Substantially all of our debt is held at the parent, which is reported in the Other segment. The principal amounts, unamortized discount (net of premium related to the 1.625% Notes), unamortized issuance costs, and net carrying amounts of debt were as follows:

	Principal Balance	Unamortized Discount	Unamortized Issuance Costs	Net Carrying Amount
	(In millions)
September 30, 2016:
5.375% Notes	$700	$—	$10	$690
1.125% Convertible Notes	550	78	6	466
1.625% Convertible Notes	302	18	3	281
	$1,552	$96	$19	$1,437
December 31, 2015:
5.375% Notes	$700	$—	$11	$689
1.125% Convertible Notes	550	95	7	448
1.625% Convertible Notes	302	25	4	273
Other	1	—	—	1
	$1,553	$120	$22	$1,411
Interest cost recognized relating to our convertible senior notes for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Contractual interest coupon rate	$2	$3	$8	$9
Amortization of the discount	7	7	22	21
	$9	$10	$30	$30

Debt Commitment Letter. On August 2, 2016, in connection with the Medicare Acquisition, we entered into a debt commitment letter with Barclays Bank PLC (Barclays). The primary terms of the debt commitment letter provide that Barclays will lend us up to $400 million which may be used as follows: to finance the Medicare Acquisition, including related transaction costs and regulatory or statutory capital requirements; to finance any ongoing working capital requirements; or for other general corporate purposes.
5.375% Notes due 2022. On November 10, 2015, we completed the private offering of $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, unless earlier redeemed. In connection with their issuance and sale, we entered into a registration rights agreement to exchange the 5.375% Notes for registered notes having substantially identical terms, including guarantees. Such exchange was completed on September 16, 2016. Interest on the 5.375% Notes is payable semiannually in arrears on May 15 and November 15.
Certain of our wholly owned subsidiaries jointly and severally guarantee our obligations under the 5.375% Notes. The 5.375% Notes contain customary non-financial covenants and change of control provisions. At September 30, 2016, we were in compliance with all financial covenants under the 5.375% Notes.
Credit Facility. In June 2015, we entered into an unsecured $250 million revolving credit facility (Credit Facility). The Credit Facility has a term of five years and all amounts outstanding will be due and payable on June 12, 2020. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $350 million. As of September 30, 2016, outstanding letters of credit amounting to $6 million reduced the borrowing capacity to $244 million, and no amounts were outstanding under the Credit Facility.
Borrowings under the Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee.
Certain of our wholly owned subsidiaries jointly and severally guarantee our obligations under the Credit Facility. The Credit Facility contains customary non-financial and financial covenants, including a minimum fixed charge coverage ratio, a maximum debt-to-EBITDA ratio and minimum statutory net worth. At September 30, 2016, we were in compliance with all financial covenants under the Credit Facility.
1.125% Cash Convertible Senior Notes due 2020. In February 2013, we issued $550 million aggregate principal amount of 1.125% cash convertible senior notes (1.125% Notes) due January 15, 2020, unless earlier repurchased or converted.
Interest is payable semiannually in arrears on January 15 and July 15. The 1.125% Notes are convertible only into cash, and not into shares of our common stock or any other securities. The initial conversion rate for the 1.125% Notes is 24.5277 shares of our common stock per $1,000 principal amount of the 1.125% Notes. This represents an initial conversion price of approximately $40.77 per share of our common stock. The 1.125% Notes met the stock price trigger in the quarter ended September 30, 2016, and are convertible to cash through at least December 31, 2016. Because the 1.125% Notes may be converted into cash within 12 months, the $466 million carrying amount is reported in current portion of long-term debt as of September 30, 2016.
The 1.125% Notes contain an embedded cash conversion option (the 1.125% Conversion Option), which was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Conversion Option settles or expires. The initial fair value liability of the 1.125% Conversion Option simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate of approximately 6%. As of September 30, 2016, the 1.125% Notes have a remaining amortization period of 3.3 years. The 1.125% Notes' if-converted value exceeded their principal amount by approximately $177 million and $332 million as of September 30, 2016 and December 31, 2015, respectively.
1.625% Convertible Senior Notes due 2044. In September 2014, we issued $125 million principal amount of 1.625% convertible senior notes (1.625% Notes) due August 15, 2044, unless earlier repurchased, redeemed or converted. Combined with the 1.625% Notes issued in an exchange transaction in 2014, the aggregate principal amount of 1.625% Notes issued was $302 million. Interest is payable semiannually in arrears on February 15 and August 15. The initial conversion rate for the 1.625% Notes is 17.2157 shares of our common stock per $1,000 principal amount of the 1.625% Notes. This represents an initial conversion price of approximately $58.09 per share of our common stock. As of September 30, 2016, the 1.625% Notes were not convertible.
Because the 1.625% Notes are net share settled and have cash settlement features, we have allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 1.625% Notes resulted in a debt discount that is amortized back to the 1.625% Notes' principal amount through the recognition of non-cash interest expense over the expected life of the debt. The expected life of the debt is approximately four years, beginning on the issuance date and ending on the first date we may redeem the 1.625% Notes in August 2018. As of September 30, 2016, the 1.625% Notes have a remaining amortization period of 1.9 years. This has resulted in our recognition of interest expense on the 1.625% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5%. The outstanding 1.625% Notes’ if-converted value did not exceed their principal amount at September 30, 2016 and exceeded their principal amount at December 31, 2015 by approximately $10 million. At September 30, 2016 and December 31, 2015, the equity component of the 1.625% Notes, including the impact of deferred taxes, was $23 million.
11. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	September 30, 2016	December 31, 2015
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$314	$374
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$314	$374
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
As of September 30, 2016, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Notes may be converted within 12 months of September 30, 2016, as described in Note 10, "Debt."
12. Stockholders' Equity
Stockholders' equity increased $134 million during the nine months ended September 30, 2016 compared with stockholders' equity at December 31, 2015. The increase was primarily due to net income of $99 million, $7 million of other comprehensive income and $28 million related to employee stock transactions.
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
Stock Incentive Plans. In connection with our equity incentive plans and employee stock purchase plan, approximately 467,000 shares of common stock were purchased or vested, net of shares used to settle employees’ income tax obligations, during the nine months ended September 30, 2016.
Charged to general and administrative expenses, total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Restricted stock and performance awards	$7	$6	$20	$13
Employee stock purchase plan and stock options	1	1	4	3
	$8	$7	$24	$16
As of September 30, 2016, there was $38 million of total unrecognized compensation expense related to unvested restricted share awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 1.6 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 4.3% for non-executive employees as of September 30, 2016.
Restricted stock. Restricted and performance stock activity for the nine months ended September 30, 2016 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested balance as of December 31, 2015	1,035	$46.68
Granted	517	63.94
Vested	(342)	41.79
Forfeited	(19)	52.01
Unvested balance as of September 30, 2016	1,191	55.50
The total fair value of restricted and performance awards granted during the nine months ended September 30, 2016 and 2015 was $33 million and $28 million, respectively. The total fair value of restricted awards, including those with performance and market conditions, which vested during the nine months ended September 30, 2016 and 2015 was $22 million and $25 million, respectively.
As of September 30, 2016, there were approximately 603,000 unvested restricted shares outstanding which contained one or more performance measures. In the event the vesting conditions are not achieved, the awards will lapse. Based on our assessment as of September 30, 2016, we expect the performance conditions for approximately 425,000 of these outstanding restricted share awards to be met in full.
13. Segment Information
We have three reportable segments. These segments include our Health Plans segment, which comprises the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment, which includes our behavioral health and social services subsidiary, Pathways. As of December 31, 2015, we changed our reporting structure as a result of the Pathways acquisition in November 2015. All prior periods reported conform to this presentation.
Our reportable segments are consistent with how we currently manage our business and view the markets we serve. The Health Plans segment consists of our health plans and our direct delivery business. Our health plans are operating segments that have been aggregated for reporting purposes because they share similar economic characteristics. The Molina Medicaid Solutions segment provides support to state government agencies in the administration of their Medicaid programs including business processing, information technology development, and administrative services. The Other segment includes businesses, such as our Pathways behavioral health and social services provider, which do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to other reportable segments.
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

	Health Plans	Molina Medicaid Solutions	Other	Consolidated

	(In millions)
Three Months Ended September 30, 2016
Total revenue (1)	$4,412	$48	$86	$4,546
Gross margin	443	6	8	457

Nine Months Ended September 30, 2016
Total revenue (1)	$12,835	$146	$267	$13,248
Gross margin	1,285	17	29	1,331

Three Months Ended September 30, 2015
Total revenue (1)	$3,562	$47	$2	$3,611
Gross margin	361	13	—	374

Nine Months Ended September 30, 2015
Total revenue (1)	$10,155	$146	$6	$10,307
Gross margin	1,071	43	—	1,114

Total Assets
September 30, 2016	$5,891	$267	$1,412	$7,570
December 31, 2015	4,707	213	1,656	6,576
______________________

(1)	Total revenue consists primarily of premium revenue for the Health Plans segment, and service revenue for the Molina Medicaid Solutions and Other segments.

The following table reconciles gross margin by segment to consolidated income before income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Gross margin:
Health Plans	$443	$361	$1,285	$1,071
Molina Medicaid Solutions	6	13	17	43
Other	8	—	29	—
Total gross margin	457	374	1,331	1,114
Add: other operating revenues (1)	222	187	625	509
Less: other operating expenses (2)	(561)	(448)	(1,644)	(1,312)
Operating income	118	113	312	311
Other expenses, net	(26)	(15)	(76)	(45)
Income before income tax expense	$92	$98	$236	$266
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(2)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses and depreciation and amortization.
14. Commitments and Contingencies
Legal Proceedings. The health care and Medicaid-related business process outsourcing industries are subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Penalties associated with violations of these laws and regulations include significant fines and penalties, exclusion from participating in publicly funded programs, and the repayment of previously billed and collected revenues.
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
State of Louisiana. On June 26, 2014, the state of Louisiana filed a Petition for Damages against Molina Medicaid Solutions, Molina Healthcare, Inc., Unisys, and Paramax Systems Corporation, a subsidiary of Unisys, in the Parish of Baton Rouge, 19th Judicial District, versus number 631612. The Petition alleges that between 1989 and 2012, the defendants utilized an incorrect reimbursement formula for the payment of pharmaceutical claims. We believe that, pursuant to a settlement with the state, this matter will be dismissed against Molina Medicaid Solutions with no liability.
United States of America, ex rel., Anita Silingo v. Mobile Medical Examination Services, Inc., et al. On or around October 14, 2014, Molina Healthcare of California, Molina Healthcare of California Partner Plan, Inc., Mobile Medical Examination Services, Inc. (MedXM), and other health plan defendants were served with a Complaint previously filed under seal in the Central District Court of California by Relator, Anita Silingo, Case No. SACV13-1348-FMO(SHx). The Complaint alleges that MedXM improperly modified medical records and otherwise took inappropriate steps to increase members’ risk adjustment scores, and that the defendants, including Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc., purportedly turned a “blind eye” to these unlawful practices. On October 22, 2015, the Relator filed a third amended complaint. On July 11, 2016, the District Court dismissed with prejudice the third amended complaint, without leave to amend. On September 23, 2016, the plaintiff filed an appeal with the Ninth Circuit Court of Appeals.
Rodriguez v. Providence Community Corrections.  On October 1, 2015, seven individuals, on behalf of themselves and all others similarly situated, filed a complaint in the District Court for the Middle District of Tennessee, Nashville Division, Case No. 3:15-cv-01048 (the Rodriquez Litigation), against Providence Community Corrections, Inc. (now known as Pathways Community Corrections, Inc., or PCC). Rutherford County, Tennessee formerly contracted with PCC for the administration of misdemeanor probation, which involved the collection of court costs and fees from probationers. The complaint alleges, among other things, that PCC illegally assessed fees and surcharges against probationers and made improper threats of arrest and probation revocation if the probationers did not pay such amounts. The plaintiffs in the Rodriguez Litigation seek alleged compensatory, treble, and punitive damages, plus attorneys’ fees, for alleged federal and state constitutional violations, as well as alleged violations of the Racketeer Influenced and Corrupt Organization Act. PCC’s agreement with Rutherford County terminated effective December 29, 2015. On November 1, 2015, one month after the Rodriguez Litigation had been commenced, we acquired PCC from The Providence Service Corporation (Providence) pursuant to a membership interest purchase agreement. In September 2016, the parties to the Rodriguez Litigation accepted a mediation proposal for settlement pursuant to which PCC would pay the plaintiffs $14 million. The parties are in the process of finalizing the settlement agreement. We expect to recover the full amount of the settlement under the indemnification provisions of the membership interest purchase agreement with Providence.
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
States' Budgets. From time to time, the states in which our health plans operate may experience financial difficulties, which could lead to delays in premium payments. For example, the state of Illinois is currently operating under a stopgap budget that expires in January 2017. It is unclear when or if the state's budget difficulties will be resolved. As of September 30, 2016, our Illinois health plan served approximately 195,000 members and recorded premium revenue of approximately $466 million for the nine months ended September 30, 2016. As of October 24, 2016, the state of Illinois owed us approximately $43 million for May and June 2016 premiums.
In another example, the Commonwealth of Puerto Rico's fiscal plan, issued on October 14, 2016, reported that current revenues are insufficient to support existing current operations and debt service. While the Commonwealth reports that it will prioritize health care spending, it stresses the need to address the cap on federal matching funds it receives for its participation in the Medicaid program. Among the fiscal issues expected to further exacerbate the Commonwealth's current debt crisis is the depletion of ACA funds, estimated to occur in the Commonwealth's fiscal year 2018. As of September 30, 2016, our Puerto Rico health plan served approximately 331,000 members and recorded premium revenue of approximately $535 million for the nine months ended September 30, 2016. As of October 24, 2016, the Commonwealth is current with its premium payments.
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
Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,406 million at September 30, 2016, and $1,229 million at December 31, 2015. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $388 million and $612 million as of September 30, 2016 and December 31, 2015, respectively.
The National Association of Insurance Commissioners (NAIC) adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules which may vary from state to state.
As of September 30, 2016, our health plans had aggregate statutory capital and surplus of approximately $1,510 million compared with the required minimum aggregate statutory capital and surplus of approximately $857 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2016. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.

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
Separately, our California, Florida, New Mexico, Utah and Washington health plans have entered into primary care services agreements with JMMPC. These agreements direct our health plans to perform a monthly reconciliation, to either fund JMMPC's operating deficits, or receive JMMPC's operating surpluses, such that JMMPC will derive no profit or loss. Because the MMM services agreements described above mitigate the likelihood of significant operating deficits or surpluses, such monthly reconciliation amounts are generally insignificant. For the three months ended September 30, 2016 and 2015, our health plans paid $31 million and $28 million, respectively, to JMMPC for health care services provided by JMMPC to the health plans' members. For the nine months ended September 30, 2016 and 2015, our health plans paid $92 million and $80 million, respectively, to JMMPC for health care services provided by JMMPC to the health plans' members.
We have determined that JMMPC is a VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities that most significantly affect JMMPC's economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC's assets may be used to settle only JMMPC's obligations, and JMMPC's creditors have no recourse to the general credit of Molina Healthcare, Inc. As of September 30, 2016, JMMPC had total assets of $16 million, and total liabilities of $15 million. As of December 31, 2015, JMMPC had total assets of $17 million, and total liabilities of $17 million.
Our maximum exposure to loss as a result of our involvement with JMMPC is generally limited to the amounts needed to fund JMMPC's ongoing payroll, employee benefits and medical care costs associated with JMMPC's specialty referral activities. We believe that such loss exposures will be immaterial to our consolidated operating results and cash flows for the foreseeable future.
17. Supplemental Condensed Consolidating Financial Information

As discussed in Note 10, "Debt," on November 10, 2015, we completed the private offering of $700 million aggregate principal amount of 5.375% Notes. In connection with their issuance and sale, we entered into a registration rights agreement to exchange the 5.375% Notes for registered notes having substantially identical terms, including guarantees. Such exchange was completed on September 16, 2016.

The 5.375% Notes are fully and unconditionally guaranteed by certain of our wholly owned subsidiaries on a joint and several basis, with exceptions considered customary for such guarantees. The 5.375% Notes and the guarantees are effectively subordinated to all existing and future secured debt of us and our guarantors to the extent of the assets securing such debt. In addition, the 5.375% Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities and preferred stock of our subsidiaries that do not guarantee the 5.375% Notes.

The following condensed consolidating financial statements present Molina Healthcare, Inc. (as parent guarantor), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered."

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$125	$37	$2,680	$—	$2,842
Investments	263	—	1,472	—	1,735
Receivables	3	84	966	—	1,053
Due from (to) affiliates	98	(5)	(93)	—	—
Prepaid expenses and other current assets	51	37	82	(1)	169
Derivative asset	314	—	—	—	314
Total current assets	854	153	5,107	(1)	6,113
Property, equipment, and capitalized software, net	300	69	81	—	450
Deferred contract costs	—	83	—	—	83
Intangible assets, net	7	21	121	—	149
Goodwill	51	231	337	—	619
Restricted investments	—	—	116	—	116
Investment in subsidiaries	2,526	1	—	(2,527)	—
Other assets	47	4	5	(16)	40
	$3,785	$562	$5,767	$(2,544)	$7,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$—	$1,871	$—	$1,871
Amounts due government agencies	—	—	1,232	—	1,232
Accounts payable and accrued liabilities	146	53	185	(1)	383
Deferred revenue	—	42	338	—	380
Income taxes payable	(13)	(5)	37	—	19
Current portion of long-term debt	466	—	—	—	466
Derivative liability	314	—	—	—	314
Total current liabilities	913	90	3,663	(1)	4,665
Long-term debt	1,169	—	16	(16)	1,169
Deferred income taxes	(7)	41	(28)	—	6
Other long-term liabilities	19	2	18	—	39
Total liabilities	2,094	133	3,669	(17)	5,879
Total stockholders’ equity	1,691	429	2,098	(2,527)	1,691
	$3,785	$562	$5,767	$(2,544)	$7,570

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$360	$42	$1,927	$—	$2,329
Investments	252	—	1,549	—	1,801
Receivables	—	79	518	—	597
Income tax refundable	7	3	3	—	13
Intercompany	86	(4)	(82)	—	—
Prepaid expenses and other current assets	46	11	136	(1)	192
Derivative asset	374	—	—	—	374
Total current assets	1,125	131	4,051	(1)	5,306
Property, equipment, and capitalized software, net	267	52	74	—	393
Deferred contract costs	—	81	—	—	81
Goodwill and intangible assets, net	61	246	334	—	641
Restricted investments	—	—	109	—	109
Investment in subsidiaries, net	2,205	1	—	(2,206)	—
Deferred income taxes	23	(35)	30	—	18
Other assets	36	2	6	(16)	28
	$3,717	$478	$4,604	$(2,223)	$6,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$3	$1,682	$—	$1,685
Amounts due government agencies	—	1	728	—	729
Accounts payable and accrued liabilities	157	35	170	—	362
Deferred revenue	—	34	189	—	223
Current portion of long-term debt	449	—	—	—	449
Derivative liability	374	—	—	—	374
Total current liabilities	980	73	2,769	—	3,822
Long-term debt	1,160	—	16	(16)	1,160
Other long-term liabilities	20	2	16	(1)	37
Total liabilities	2,160	75	2,801	(17)	5,019
Total stockholders’ equity	1,557	403	1,803	(2,206)	1,557
	$3,717	$478	$4,604	$(2,223)	$6,576

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$274	$135	$4,424	$(287)	$4,546
Expenses:
Medical care costs	19	15	3,727	(13)	3,748
Cost of service revenue	—	109	10	—	119
General and administrative expenses	223	5	389	(274)	343
Premium tax expenses	—	—	127	—	127
Health insurer fee expenses	—	—	55	—	55
Depreciation and amortization	25	4	7	—	36
Total operating expenses	267	133	4,315	(287)	4,428
Operating income	7	2	109	—	118
Interest expense	26	—	—	—	26
(Loss) income before income taxes	(19)	2	109	—	92
Income tax (benefit) expense	4	(3)	49	—	50
Net (loss) income before equity in earnings of subsidiaries	(23)	5	60	—	42
Equity in net earnings of subsidiaries	65	—	—	(65)	—
Net income	$42	$5	$60	$(65)	$42

	Three Months Ended September 30, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$234	$60	$3,563	$(246)	$3,611
Expenses:
Medical care costs	14	9	3,005	(12)	3,016
Cost of service revenue	—	34	—	—	34
General and administrative expenses	200	8	313	(234)	287
Premium tax expenses	—	—	99	—	99
Health insurer fee expenses	—	—	36	—	36
Depreciation and amortization	21	1	4	—	26
Total operating expenses	235	52	3,457	(246)	3,498
Operating (loss) income	(1)	8	106	—	113
Interest expense	15	—	—	—	15
(Loss) income before income taxes	(16)	8	106	—	98
Income tax (benefit) expense	3	3	46	—	52
Net (loss) income before equity in earnings of subsidiaries	(19)	5	60	—	46
Equity in net earnings of subsidiaries	65	(1)	—	(64)	—
Net income	$46	$4	$60	$(64)	$46

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$786	$412	$12,874	$(824)	$13,248
Expenses:
Medical care costs	50	37	10,884	(41)	10,930
Cost of service revenue	—	330	32	—	362
General and administrative expenses	659	28	1,130	(783)	1,034
Premium tax expenses	—	—	345	—	345
Health insurer fee expenses	—	—	163	—	163
Depreciation and amortization	70	10	22	—	102
Total expenses	779	405	12,576	(824)	12,936
Operating income	7	7	298	—	312
Interest expense	76	—	—	—	76
(Loss) income before income taxes	(69)	7	298	—	236
Income tax (benefit) expense	(24)	(1)	162	—	137
Net (loss) income before equity in earnings of subsidiaries	(45)	8	136	—	99
Equity in net earnings of subsidiaries	144	—	—	(144)	—
Net income	$99	$8	$136	$(144)	$99

	Nine Months Ended September 30, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$677	$183	$10,159	$(712)	$10,307
Expenses:
Medical care costs	40	26	8,552	(37)	8,581
Cost of service revenue	—	103	—	—	103
General and administrative expenses	577	23	905	(675)	830
Premium tax expenses	—	—	289	—	289
Health insurer fee expenses	—	—	117	—	117
Depreciation and amortization	62	2	12	—	76
Total expenses	679	154	9,875	(712)	9,996
Operating (loss) income	(2)	29	284	—	311
Interest expense	45	—	—	—	45
(Loss) income before income taxes	(47)	29	284	—	266
Income tax (benefit) expense	(4)	11	146	—	153
Net (loss) income before equity in earnings of subsidiaries	(43)	18	138	—	113
Equity in net earnings of subsidiaries	156	(1)	—	(155)	—
Net income	$113	$17	$138	$(155)	$113

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$42	$5	$60	$(65)	$42
Other comprehensive loss, net of tax	(1)	—	(1)	1	(1)
Comprehensive income	$41	$5	$59	$(64)	$41

	Three Months Ended September 30, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$46	$4	$60	$(64)	$46
Other comprehensive income, net of tax	2	—	1	(1)	2
Comprehensive income	$48	$4	$61	$(65)	$48

	Nine Months Ended September 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$99	$8	$136	$(144)	$99
Other comprehensive income, net of tax	7	—	6	(6)	7
Comprehensive income	$106	$8	$142	$(150)	$106

	Nine Months Ended September 30, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$113	$17	$138	$(155)	$113
Other comprehensive income, net of tax	1	—	—	—	1
Comprehensive income	$114	$17	$138	$(155)	$114

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$43	35	555	—	$633
Investing activities:
Purchases of investments	(114)	—	(1,330)	—	(1,444)
Proceeds from sales and maturities of investments	103	—	1,409	—	1,512
Purchases of property, equipment and capitalized software	(102)	(28)	(13)	—	(143)
Decrease in restricted investments	—	—	4	—	4
Net cash paid in business combinations	—	(11)	(37)	—	(48)
Capital contributions to subsidiaries	(221)	18	203	—	—
Dividends received from subsidiaries	50	—	(50)	—	—
Change in amounts due to/from affiliates	(12)	1	11	—	—
Other, net	6	(19)	1	—	(12)
Net cash (used in) provided by investing activities	(290)	(39)	198	—	(131)
Financing activities:
Proceeds from employee stock plans	10	—	—	—	10
Other, net	2	(1)	—	—	1
Net cash provided by (used in) financing activities	12	(1)	—	—	11
Net (decrease) increase in cash and cash equivalents	(235)	(5)	753	—	513
Cash and cash equivalents at beginning of period	360	42	1,927	—	2,329
Cash and cash equivalents at end of period	$125	$37	$2,680	$—	$2,842

	Nine Months Ended September 30, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$93	70	743	—	$906
Investing activities:
Purchases of investments	(23)	—	(1,288)	—	(1,311)
Proceeds from sales and maturities of investments	90	—	773	—	863
Purchases of property, equipment and capitalized software	(68)	(19)	(14)	—	(101)
Decrease in restricted investments	—	5	(10)	—	(5)
Net cash paid in business combinations	—	—	(77)	—	(77)
Capital contributions to subsidiaries	(167)	3	164	—	—
Dividends received from subsidiaries	42	(17)	(25)	—	—
Change in amounts due to/from affiliates	(15)	—	15	—	—
Other, net	(1)	(25)	(8)	—	(34)
Net cash used in investing activities	(142)	(53)	(470)	—	(665)
Financing activities:
Proceeds from common stock offering, net of issuance costs	373	—	—	—	373
Proceeds from employee stock plans	8	—	—	—	8
Other, net	3	—	—	—	3
Net cash provided by financing activities	384	—	—	—	384
Net increase in cash and cash equivalents	335	17	273	—	625
Cash and cash equivalents at beginning of period	75	15	1,449	—	1,539
Cash and cash equivalents at end of period	$410	$32	$1,722	$—	$2,164

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this Quarterly Report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the forward-looking statements that we make. You should read these factors and the other cautionary statements as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated. Those known risks and uncertainties include, but are not limited to, the following:

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

•
our ability to manage growth, including maintaining and creating adequate internal systems and controls relating to authorizations, approvals, provider payments, and the overall success of our care management initiatives;

•	our ability to consummate and realize benefits from proposed acquisitions, including the pending Aetna-Humana Medicare Advantage divestiture transaction;

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

•
our estimates of amounts owed for such cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit-sharing arrangements, and risk adjustment provisions, including but not limited to cost-plus reimbursement for retroactively eligible members in New Mexico, the Medicaid expansion cost corridors in New Mexico and Washington, and any other retroactive adjustment to revenue where methodologies and procedures are subject to interpretation, or are at least partially dependent upon information about the health status of state or federal program participants who are not Molina members;

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

•
subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including changes to estimated amounts payable or receivable related to Marketplace risk adjustment/risk transfer, risk corridors, and reinsurance;

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
Investors should refer to Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
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

Company Overview
Molina Healthcare, Inc. provides quality managed health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments. These segments include our Health Plans segment, which comprises the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment, which includes our behavioral health and social services subsidiary, Pathways. As of December 31, 2015, we changed our reporting structure as a result of the Pathways acquisition in November 2015. All prior periods reported conform to this presentation.

Update on 2016 Financial Performance
Third Quarter 2016 Compared with Second Quarter 2016
Third quarter 2016 financial performance improved significantly when compared with the second quarter of 2016. Earnings per diluted share increased to $0.76 in the third quarter of 2016 from $0.58 in the second quarter. Adjusted earnings per diluted share increased to $0.85 in the third quarter of 2016 from $0.67 in the second quarter.
Higher profitability in the third quarter of 2016, when compared with the second quarter of 2016, was primarily the result of:

•
Improved profitability among products other than the Marketplace, partially offset by lower profitability for the Marketplace product. Excluding adjustments related to 2015 dates of service, the medical care ratio for all products combined (excluding Marketplace) declined to 89.6% in the third quarter from 90.3% in the second quarter. The medical care ratio for the Marketplace program (also excluding adjustments related to 2015 dates of service) increased to 89.0% in the third quarter from 79.7% in the second quarter. Although third quarter results for the Marketplace business were lower than anticipated, we believe that Marketplace performance for full year 2016 dates of service will be approximately breakeven. We continue to record substantial liabilities for Marketplace risk transfer payments under the risk adjustment program. We estimate that such payments reduced our Marketplace premium revenue by approximately 25% for the nine months ended September 30, 2016. We have recommended that the risk transfer formula be modified so that payments between health plans are allocated based solely upon medical costs, rather than upon premiums. Such a change would have lowered the percentage of premium revenue returned as a result of risk transfer from 25% to 20% for the nine months ended September 30, 2016. We believe that the methodology used to calculate Marketplace risk transfer payments penalizes comparatively efficient and affordable health plans and, as a result, those purchasing affordable Marketplace policies ultimately pay higher premiums.

•	Improved administrative efficiency. Our general and administrative expense ratio fell to 7.6% in the third quarter of 2016 from 8.1% in the second quarter.

•	Lower effective tax rate. The benefit of approximately $5 million in discrete items reduced our effective tax rate to 54.0% in the third quarter of 2016, from 59.8% in the second quarter.
Management Expectations for Full Year 2016 Results
As previously disclosed, we expect the following factors, among others, to affect our financial performance in the rest of 2016:

•	The ultimate savings to be realized from various cost savings initiatives and the speed at which such savings will be realized.

•
Medicaid rate increases (excluding Medicaid Expansion) of approximately 3.0% in California (effective July 1, 2016); approximately 2.5% in Puerto Rico (effective July 1, 2016); approximately 3.0% in Texas (effective September 1, 2016); and approximately 4.0% in Florida (effective September 1, 2016). All rate changes are consistent with our previous expectations.

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
Understanding Our Business
Health Plans Segment
The Health Plans segment consists of health plans in 12 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of September 30, 2016, these health plans served 4.2 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Health Insurance Marketplace (Marketplace) members, most of whom receive government premium subsidies.

Health Plans Segment Membership by Health Plan and Program. The following tables set forth our Health Plans membership as of the dates indicated:

	September 30, 2016	December 31, 2015	September 30, 2015
Ending Membership by Health Plan:
California	683,000	620,000	611,000
Florida	563,000	440,000	349,000
Illinois	195,000	98,000	101,000
Michigan	387,000	328,000	340,000
New Mexico	253,000	231,000	231,000
New York (1)	37,000	—	—
Ohio	339,000	327,000	344,000
Puerto Rico	331,000	348,000	356,000
South Carolina	109,000	99,000	102,000
Texas	352,000	260,000	263,000
Utah	150,000	102,000	102,000
Washington	716,000	582,000	568,000
Wisconsin	131,000	98,000	103,000
	4,246,000	3,533,000	3,470,000
Ending Membership by Program:
Temporary Assistance for Needy Families (TANF) and Children's Health Insurance Program (CHIP)	2,529,000	2,312,000	2,249,000
Medicaid Expansion	658,000	557,000	540,000
Marketplace	568,000	205,000	226,000
Aged, Blind or Disabled (ABD)	395,000	366,000	359,000
Medicare-Medicaid Plan (MMP) – Integrated (2)	51,000	51,000	56,000
Medicare Special Needs Plans (Medicare)	45,000	42,000	40,000
	4,246,000	3,533,000	3,470,000
_________________________

(1)	The New York health plan was acquired on August 1, 2016.

(2)	MMP members who receive both Medicaid and Medicare coverage from Molina Healthcare.

Health Plans Segment Premiums by Program. The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a per-member per-month (PMPM) basis, for the nine months ended September 30, 2016. The "Consolidated" column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF and CHIP	$120.00	$320.00	$180.00
Medicaid Expansion	320.00	480.00	380.00
Marketplace	160.00	360.00	230.00
ABD	390.00	1,530.00	990.00
MMP – Integrated	1,170.00	3,290.00	2,160.00
Medicare	780.00	1,110.00	1,020.00

Health Plans Segment Medical Care Costs by Type. The following table provides the details of consolidated medical care costs by type for the periods indicated (dollars in millions except PMPM amounts):

	Three Months Ended September 30,
	2016			2015
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,799	$220.29	74.7%	$2,224	$218.69	73.8%
Pharmacy	567	44.65	15.1	418	41.07	13.9
Capitation	302	23.83	8.1	260	25.57	8.6
Direct delivery	21	1.66	0.5	31	2.97	1.0
Other	59	4.58	1.6	83	8.19	2.7
	$3,748	$295.01	100.0%	$3,016	$296.49	100.0%

	Nine Months Ended September 30,
	2016			2015
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$8,156	$215.96	74.6%	$6,275	$217.63	73.1%
Pharmacy	1,621	42.93	14.8	1,161	40.26	13.5
Capitation	901	23.86	8.3	725	25.13	8.5
Direct delivery	55	1.46	0.5	85	2.94	1.0
Other	197	5.20	1.8	335	11.62	3.9
	$10,930	$289.41	100.0%	$8,581	$297.58	100.0%
Molina Medicaid Solutions Segment
The Molina Medicaid Solutions segment provides support to state government agencies in the administration of their Medicaid programs including business processing, information technology development, and administrative services. Molina Medicaid Solutions is under contract with the Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida.
Other Segment
The Other segment includes businesses, such as our Pathways behavioral health and social services provider, which do not meet the quantitative thresholds for a reportable segment as defined by U.S. generally accepted accounting principles (GAAP), as well as corporate amounts not allocated to other reportable segments.
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
Gross margin for our Health Plans segment is referred to as "Medical margin," and for our Molina Medicaid Solutions and Other segments, as "Service margin." The service margin is equal to service revenue minus cost of service revenue. The following table presents gross margin for our segments. Management's discussion and analysis of the changes in the individual components of gross margin, by reportable segment, is presented below under "Results of Operations."

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)
Health Plans:
Premium revenue	$4,191	$3,377	$814	24%	$12,215	$9,652	$2,563	27%
Less: medical care costs	3,748	3,016	732	24	10,930	8,581	2,349	27
Medical margin	$443	$361	$82	23	$1,285	$1,071	$214	20
Medical care ratio	89.4%	89.3%			89.5%	88.9%
Molina Medicaid Solutions:
Service revenue	$48	$47	$1	2	$146	$146	$—	—
Less: cost of service revenue	42	34	8	24	129	103	26	25
Service margin	$6	$13	$(7)	(54)	$17	$43	$(26)	(60)
Service cost ratio	86.7%	72.7%			88.3%	70.4%
Other:
Service revenue	$85	$—			$262	$—
Less: cost of service revenue	77	—			233	—
Service margin	$8	$—			$29	$—
Service cost ratio	90.3%	—%			89.0%	—%
Our Use of Non-GAAP Financial Measures
We use two non-GAAP financial measures as supplemental metrics in evaluating our financial performance, making financing and business decisions, and forecasting and planning for future periods. For these reasons, management believes such measures are useful supplemental measures to investors in comparing our performance to the performance of other public companies in the health care industry. These non-GAAP financial measures should be considered as supplements to, and not as substitutes for or superior to, GAAP measures. The year over year changes for the individual components of both of these measures are described below in "Results of Operations."
The first of these non-GAAP measures is earnings before interest, taxes, depreciation and amortization (EBITDA). We believe that EBITDA is particularly helpful in assessing our ability to meet the cash demands of our operating units. The following table reconciles net income, which we believe to be the most comparable GAAP measure, to EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net income	$42	$46	$99	$113
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	42	29	118	87
Interest expense	26	15	76	45
Income tax expense	50	52	137	153
EBITDA	$160	$142	$430	$398
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	(In millions, except diluted per-share amounts)
Net income	$42	$0.76	$46	$0.77	$99	$1.77	$113	2.07
Adjustment, net of tax:
Amortization of intangible assets	5	0.09	2	0.04	15	0.26	8	0.15
Adjusted net income (1)	$47	$0.85	$48	$0.81	$114	$2.03	$121	$2.22
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

Results of Operations
Health Plans Segment
Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Strong enrollment growth generated approximately $814 million, or 24%, more premium revenue in the third quarter of 2016 compared with the third quarter of 2015. Enrollment growth was primarily due to increased Marketplace enrollment, and acquisitions that added Medicaid membership. Consolidated premium revenue measured on a PMPM basis was essentially unchanged in the third quarter of 2016 when compared with the third quarter of 2015.
The medical care ratio increased slightly to 89.4% in the third quarter of 2016, from 89.3% in the third quarter of 2015. This increase was driven by lower percentage margins for Medicaid Expansion and Marketplace membership which more than offset higher margins for TANF and ABD combined. Consolidated medical care costs measured on a PMPM basis were nearly constant in the third quarter of 2016 when compared with the third quarter of 2015.
Financial Performance by Program. The following tables present the components of premium revenue and medical care costs by program (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions).

	Three Months Ended September 30, 2016
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.6	$1,373	$180.74	$1,246	$164.04	90.8%	$127
Medicaid Expansion	2.0	763	386.98	642	325.68	84.2	121
Marketplace	1.7	399	238.86	352	210.38	88.1	47
ABD	1.1	1,186	1,008.28	1,094	929.93	92.2	92
MMP	0.2	334	2,165.26	280	1,818.75	84.0	54
Medicare	0.1	136	1,019.19	134	1,003.85	98.5	2
	12.7	$4,191	$329.88	$3,748	$295.01	89.4%	$443

	Three Months Ended September 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	6.6	$1,139	$171.16	$1,070	$160.85	94.0%	$69
Medicaid Expansion	1.5	565	366.80	458	297.16	81.0	107
Marketplace	0.6	170	262.74	124	192.21	73.2	46
ABD	1.1	1,070	1,017.68	979	931.11	91.5	91
MMP	0.2	310	1,975.10	271	1,718.13	87.0	39
Medicare	0.1	123	1,002.50	114	930.43	92.8	9
	10.1	$3,377	$332.05	$3,016	$296.49	89.3%	$361

____________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

The following discussion highlights the primary drivers of our performance, by program.
Medicaid TANF, CHIP and ABD. Medical care ratios for the TANF, CHIP and ABD programs fluctuated among health plans between the third quarters of 2016 and 2015. The medical care ratio on a consolidated basis for the ABD program was consistent between the third quarters of 2016 and 2015. The medical care ratio on a consolidated basis for the TANF and CHIP programs combined fell in the third quarter of 2016 when compared to the third quarter of 2015. Lower medical care ratios for the Florida, Illinois and New Mexico health plans more than offset higher or flat medical care ratios in other health plans.
Medicaid Expansion. Member months increased 28% in the third quarter of 2016, when compared with the third quarter of 2015, as a result of membership growth in all states, but higher medical care ratios in Michigan, New Mexico, Ohio and Washington led to an increase in the consolidated medical care ratio for the Expansion program, when compared with the third quarter of 2015.
Marketplace. Marketplace member months increased by almost 160% in the third quarter of 2016 when compared with the third quarter of 2015. The medical care ratio of aggregate Marketplace membership increased substantially in the third quarter of 2016 when compared with the third quarter of 2015, primarily as a result of lower revenue due to increased liabilities for the Marketplace risk adjustment program.
MMP and Medicare. Membership, revenue and medical care ratios were consistent on a consolidated basis for the MMP and Medicare programs when comparing the third quarter of 2016 with the third quarter of 2015.

Financial Performance by State Health Plan. The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended September 30, 2016
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	2.1	$612	$298.05	$523	$254.11	85.3%	$89
Florida	1.6	494	297.24	462	277.79	93.5	32
Illinois	0.6	163	275.26	145	244.86	89.0	18
Michigan	1.2	387	334.25	337	290.16	86.8	50
New Mexico	0.8	338	440.12	304	396.35	90.1	34
New York (3)	0.1	32	427.40	30	403.71	94.5	2
Ohio	1.0	501	491.51	424	415.87	84.6	77
Puerto Rico	1.0	184	183.46	167	167.44	91.3	17
South Carolina	0.3	102	312.28	94	285.97	91.6	8
Texas	1.1	597	559.98	525	493.07	88.1	72
Utah	0.4	106	236.31	104	230.53	97.6	2
Washington	2.1	569	265.48	521	243.49	91.7	48
Wisconsin	0.4	103	262.32	90	231.86	88.4	13
Other (4)	—	3	—	22	—	—	(19)
	12.7	$4,191	$329.88	$3,748	$295.01	89.4%	$443

	Three Months Ended September 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	1.9	$524	$288.45	$438	$241.09	83.6%	$86
Florida	0.9	300	299.33	265	264.39	88.3	35
Illinois	0.3	106	347.34	100	327.61	94.3	6
Michigan	0.9	281	330.00	236	276.61	83.8	45
New Mexico	0.7	297	421.76	275	390.26	92.5	22
New York (3)	—	—	—	—	—	—	—
Ohio	1.0	510	498.36	436	425.98	85.5	74
Puerto Rico	1.0	181	170.91	162	152.69	89.3	19
South Carolina	0.3	86	264.37	68	211.76	80.1	18
Texas	0.8	524	661.69	493	622.84	94.1	31
Utah	0.3	85	276.72	77	250.50	90.5	8
Washington	1.7	400	238.03	371	221.14	92.9	29
Wisconsin	0.3	71	232.32	57	184.94	79.6	14
Other (4)	—	12	—	38	—	—	(26)
	10.1	$3,377	$332.05	$3,016	$296.49	89.3%	$361

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	The New York health plan was acquired effective August 1, 2016.

(4)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
The following discussion highlights the primary drivers of our performance, by health plan.
California. Premium revenue grew to $612 million in the third quarter of 2016, from $524 million in the third quarter of 2015, as a result of higher membership in the TANF, Medicaid Expansion and Marketplace programs. The medical care ratio increased to 85.3% in the third quarter of 2016, from 83.6% in the third quarter of 2015, due to a higher medical care ratio in the TANF and ABD programs, partially offset by a decrease in the medical care ratio for the Medicaid Expansion program.

Florida. Premium revenue grew to $494 million in the third quarter of 2016, from $300 million in the third quarter of 2015, due to increased Marketplace membership and the addition of over 100,000 members from Medicaid contract acquisitions, most of which closed in the fourth quarter of 2015. The medical care ratio increased to 93.5% in the third quarter of 2016, from 88.3% in the third quarter of 2015, primarily as a result of an increase in the medical care ratio for the Marketplace membership, which more than offset a decrease to the medical care ratio for the TANF membership.
Illinois. Premium revenue grew to $163 million in the third quarter of 2016, from $106 million in the third quarter of 2015. The plan added approximately 100,000 members from Medicaid contract acquisitions in the first quarter of 2016. The medical care ratio decreased to 89.0% in the third quarter of 2016, from 94.3% in the third quarter of 2015. The decrease in the medical care ratio was primarily due to higher margins for TANF and Medicaid Expansion members.
Michigan. Premium revenue grew $106 million, or 38%, in the third quarter of 2016 compared with the third quarter of 2015, due to the addition of over 100,000 members from Medicaid contract acquisitions closed in the third quarter of 2015 and the first quarter of 2016. The medical care ratio increased to 86.8% in the third quarter of 2016, from 83.8% in the third quarter of 2015, primarily as a result of lower margins for TANF and Medicaid Expansion membership.
New Mexico. The medical care ratio decreased to 90.1% in the third quarter of 2016, from 92.5% in the third quarter of 2015, primarily as a result of a lower medical care ratio for the health plan's TANF membership, partially offset by an increase to the medical care ratio for the Medicaid Expansion membership.
New York. The medical care ratio was 94.5% in the third quarter of 2016. Our New York health plan was acquired effective August 1, 2016 and is the smallest of our health plans.
Ohio. Premium revenue declined $9 million, or 2%, in the third quarter of 2016 compared with the third quarter of 2015, despite a slight increase in enrollment. Medicaid premium rates decreased effective January 1, 2016, by approximately 2.5% (including a 5% decrease in Medicaid Expansion rates). Despite lower per member per month premiums, the medical care ratio decreased to 84.6% in the third quarter of 2016, from 85.5% in the third quarter of 2015.
Puerto Rico. The medical care ratio increased to 91.3% in the third quarter of 2016, from 89.3% in the third quarter of 2015.
South Carolina. The medical care ratio increased to 91.6% in the third quarter of 2016, from 80.1% in the third quarter of 2015. Premium increases in South Carolina have not been sufficient to cover the cost of expanded benefits.
Texas. Premium revenue grew $73 million, or 14%, in the third quarter of 2016 compared with the third quarter of 2015. The medical care ratio decreased to 88.1% in the third quarter of 2016 compared with 94.1% in the third quarter of 2015, primarily due to a decline in the medical care ratio for ABD membership and growth in Marketplace membership, which has a lower medical care ratio than the health plan's other membership.
Utah. Premium revenue grew $21 million, or 25%, in the third quarter of September 30, 2016 compared with the third quarter of 2015, primarily due to higher Marketplace enrollment. The medical care ratio increased to 97.6% in the third quarter of 2016, from 90.5% in the third quarter of 2015, primarily due to an increase in the medical care ratio of the growing Marketplace program.
Washington. Premium revenue grew $169 million, or 42%, in the third quarter of 2016 compared with the third quarter of 2015, primarily due to membership growth in the Medicaid (both TANF and ABD) and Medicaid Expansion programs. The medical care ratio decreased to 91.7% in the third quarter of 2016, from 92.9% in the third quarter of 2015.
Wisconsin. Premium revenue grew $32 million, or 44%, in the third quarter of 2016 when compared with the third quarter of 2015 as a result of increased Marketplace enrollment. The medical care ratio increased to 88.4% in the third quarter of 2016, from 79.6% in the third quarter of 2015 due to an increase in the medical care ratio of the Marketplace membership.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
In the nine months ended September 30, 2016, a 30% increase in membership, partially offset by a 3% decrease in revenue PMPM, resulted in increased premium revenue of approximately 27%, or $2.6 billion, when compared with the nine months ended September 30, 2015. The decline in PMPM premium revenue was primarily the result of lower PMPM premiums for Medicaid Expansion membership and an increase in the percentage of our premium revenue derived from TANF and Marketplace membership.
Medical care costs as a percent of premium revenue increased to 89.5% in the nine months ended September 30, 2016, from 88.9% in the nine months ended September 30, 2015. The increase in our medical care ratio was driven primarily by lower percentage margins for Medicaid Expansion and Marketplace membership. Medical margin (measured in absolute dollars) increased 20% in the nine months ended September 30, 2016 over the nine months ended September 30, 2015.

Financial Performance by Program. The following tables present the components of premium revenue and medical care costs by program (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions).

	Nine Months Ended September 30, 2016
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	22.5	$3,999	$177.60	$3,646	$161.93	91.2%	$353
Medicaid Expansion	5.8	2,184	376.98	1,850	319.38	84.7	334
Marketplace	5.1	1,181	231.69	1,009	197.77	85.4	172
ABD	3.5	3,466	987.20	3,173	903.85	91.6	293
MMP	0.5	989	2,160.14	867	1,894.38	87.7	122
Medicare	0.4	396	1,015.14	385	986.40	97.2	11
	37.8	$12,215	$323.44	$10,930	$289.41	89.5%	$1,285

	Nine Months Ended September 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	18.6	$3,280	$175.52	$3,030	$162.16	92.4%	$250
Medicaid Expansion	4.2	1,654	393.71	1,325	315.33	80.1	329
Marketplace	2.0	525	259.97	370	183.33	70.5	155
ABD	3.2	3,063	965.91	2,789	879.27	91.0	274
MMP	0.4	733	1,981.40	684	1,847.03	93.2	49
Medicare	0.4	397	1,026.00	383	991.53	96.6	14
	28.8	$9,652	$334.74	$8,581	$297.58	88.9%	$1,071
_____________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

The following discussion highlights the primary drivers of our performance, by program.
Medicaid TANF, CHIP and ABD. TANF, CHIP and ABD revenue increased in the nine months ended September 30, 2016 when compared with the nine months ended September 30, 2015, due to health plan acquisitions in late 2015 and early 2016, as well as the inclusion of a full three quarters of Puerto Rico operations year to date in 2016 (Puerto Rico began operations effective April 1, 2015). The slight decline in the medical care ratio for these programs on a consolidated basis when comparing the nine months ended September 30, 2016 with the same period in 2015 is not significant given normal margin fluctuations observed when performance is reviewed at this level of detail.
Medicaid Expansion. Member months increased 38% in the nine months ended September 30, 2016, when compared with the same period in 2015 as a result of membership growth in all states; but higher medical care ratios in Illinois, Michigan, New Mexico and Ohio led to an increase in the consolidated medical care ratio for the Expansion program.
Marketplace. Marketplace member months increased by over 150% in the nine months ended September 30, 2016, when compared with the same period in 2015. The medical care ratio of aggregate Marketplace membership increased substantially in 2016 when compared to 2015, primarily as a result of lower revenue due to increased liabilities for the Marketplace risk adjustment program.
MMP and Medicare. Membership and revenue increased on a consolidated basis for the MMP and Medicare programs when comparing the nine months ended September 30, 2016 with the same period in 2015. The medical care ratio for these programs decreased on a consolidated basis due to higher margins for the MMP program.

Financial Performance by State Health Plan. The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Nine Months Ended September 30, 2016
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	6.1	$1,707	$280.21	$1,485	$243.64	86.9%	$222
Florida	5.0	1,447	288.74	1,301	259.60	89.9	146
Illinois	1.8	466	266.11	414	236.39	88.8	52
Michigan	3.6	1,143	322.08	1,018	286.77	89.0	125
New Mexico	2.3	1,016	447.07	905	398.22	89.1	111
New York (3)	0.1	32	427.40	30	403.71	94.5	2
Ohio	3.0	1,472	484.82	1,306	430.14	88.7	166
Puerto Rico	3.0	535	176.44	516	170.46	96.6	19
South Carolina	0.9	273	288.93	232	245.13	84.8	41
Texas	3.3	1,852	570.65	1,599	492.79	86.4	253
Utah	1.3	330	246.78	312	233.14	94.5	18
Washington	6.2	1,634	261.91	1,479	237.15	90.5	155
Wisconsin	1.2	299	252.45	278	235.25	93.2	21
Other (4)	—	9	—	55	—	—	(46)
	37.8	$12,215	$323.44	$10,930	$289.41	89.5%	$1,285

	Nine Months Ended September 30, 2015
	Member Months(1)	Premium Revenue		Medical Care Costs		MCR(2)	Medical Margin
		Total	PMPM	Total	PMPM
California	5.3	$1,538	$292.64	$1,349	$256.71	87.7%	$189
Florida	2.9	868	294.05	763	258.49	87.9	105
Illinois	0.9	312	342.27	288	315.68	92.2	24
Michigan	2.4	738	310.01	621	260.53	84.0	117
New Mexico	2.1	933	448.75	843	405.60	90.4	90
New York (3)	—	—	—	—	—	—	—
Ohio	3.1	1,534	498.76	1,281	416.69	83.5	253
Puerto Rico	2.1	375	175.17	346	161.60	92.3	29
South Carolina	1.0	270	269.11	209	208.45	77.5	61
Texas	2.4	1,418	597.53	1,313	553.35	92.6	105
Utah	0.8	242	284.83	223	262.14	92.0	19
Washington	4.9	1,186	242.75	1,094	223.99	92.3	92
Wisconsin	0.9	206	221.97	162	173.99	78.4	44
Other (4)	—	32	—	89	—	—	(57)
	28.8	$9,652	$334.74	$8,581	$297.58	88.9%	$1,071

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	"MCR" represents medical costs as a percentage of premium revenue.

(3)	The New York health plan was acquired effective August 1, 2016.

(4)	"Other" medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
California. Premium revenue grew to $1,707 million in the nine months ended September 30, 2016, from $1,538 million in the nine months ended September 30, 2015, as a result of higher membership in the TANF, Medicaid Expansion and Marketplace programs. The medical care ratio decreased to 86.9% in the nine months ended September 30, 2016, from 87.7% in the nine months ended September 30, 2015, due to improvements in the medical care ratios for the TANF, Medicaid Expansion and MMP membership. These improvements more than offset a higher medical care ratio for the ABD membership.
Florida. Premium revenue grew to $1,447 million in the nine months ended September 30, 2016, from $868 million in the nine months ended September 30, 2015, primarily due to increased Marketplace membership, and the addition of over 100,000 members from Medicaid contract acquisitions, most of which closed in the fourth quarter of 2015. The medical care ratio increased to 89.9% in the nine months ended September 30, 2016, from 87.9% in the nine months ended September 30, 2015, primarily as a result of an increase in the medical care ratio for the Marketplace membership, which more than offset a decrease in the medical care ratio for the TANF and ABD membership.
Illinois. Premium revenue grew to $466 million in the nine months ended September 30, 2016, from $312 million in the nine months ended September 30, 2015. The health plan added approximately 100,000 members from Medicaid contract acquisitions in the first quarter of 2016. The health plan's medical care ratio decreased to 88.8% for the nine months ended September 30, 2016, from 92.2% for the nine months ended September 30, 2015. The decrease in the medical care ratio was primarily due to higher margins for the health plan's TANF membership.
Michigan. Premium revenue grew $405 million, or 55%, in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015, due to the addition of over 100,000 members from Medicaid contract acquisitions in the third quarter of 2015 and the first quarter of 2016. The medical care ratio increased to 89.0% in the nine months ended September 30, 2016, from 84.0% in the nine months ended September 30, 2015, primarily as a result of lower margins for TANF and Medicaid Expansion membership.
New Mexico. The medical care ratio decreased to 89.1% in the nine months ended September 30, 2016, from 90.4% in the nine months ended September 30, 2015, due to a lower medical care ratio for the TANF membership, partially offset by an increase in the medical care ratio for the Medicaid Expansion membership.
New York. As noted above, the New York health plan was acquired effective August 1, 2016.
Ohio. Premium revenue declined $62 million, or 4%, in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015, due to reduced overall state Medicaid enrollment and a Medicaid premium rate decrease effective January 1, 2016 of approximately 2.5% (which included a 5% decrease in Medicaid Expansion rates). The medical care ratio increased to 88.7% in the nine months ended September 30, 2016, from 83.5% in the nine months ended September 30, 2015, as a result of the rate decrease noted above and less favorable development of prior period medical liability estimates year to date in 2016 compared with 2015.
Puerto Rico. The medical care ratio increased to 96.6% in the nine months ended September 30, 2016, from 92.3% in the nine months ended September 30, 2015, primarily due to increased pharmacy costs, and reductions to revenue previously recorded for 2015 dates of service which decreased pretax income by approximately $11 million in the second quarter of 2016. The plan served its first members effective April 1, 2015.
South Carolina. The medical care ratio increased to 84.8% in the nine months ended September 30, 2016, from 77.5% in the nine months ended September 30, 2015. Premium increases in South Carolina have not been sufficient to cover the cost of expanded benefits.
Texas. Premium revenue grew $434 million, or 31%, in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Growth in premium revenue was primarily the result of increased Marketplace enrollment; the revenue associated with additional nursing home services provided to some ABD members effective March 1, 2015; the start-up of the Texas MMP program on that same date; and the recognition (in the second quarter of 2016) of approximately $44 million in out-of-period quality revenue relating to 2015 and 2014 dates of service. The plan's medical care ratio decreased to 86.4% for the nine months ended September 30, 2016, from 92.6% for the nine months ended September 30, 2015. Without the benefit of out-of-period quality revenue, the medical care ratio of the Texas health plan would have been approximately 88% in the nine months ended September 30, 2016.
Utah. Premium revenue grew $88 million, or 36%, in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015, primarily due to higher Marketplace enrollment. The medical care ratio increased to 94.5% in the nine months ended September 30, 2016, from 92.0% in the nine months ended September 30, 2015, primarily due to an increase in the medical care ratio of the growing Marketplace program.
Washington. Premium revenue grew $448 million, or 38%, in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015, primarily due to membership growth in the Marketplace, TANF and Medicaid Expansion programs. The medical care ratio decreased to 90.5% in the nine months ended September 30, 2016, from 92.3% in the nine months ended September 30, 2015, due to improved medical cost efficiency across nearly all programs.
Wisconsin. Premium revenue grew $93 million, or 45%, in the nine months ended September 30, 2016 when compared with the nine months ended September 30, 2015 as a result of increased Marketplace enrollment. The medical care ratio increased to 93.2% for the nine months ended September 30, 2016, from 78.4% for the nine months ended September 30, 2015 due to an increase in the medical care ratio of the Marketplace membership.

Molina Medicaid Solutions Segment
Service margin declined $7 million in the third quarter of 2016 compared with the third quarter of 2015, and $26 million in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015, primarily due to increased service costs associated with legacy state contracts that were re-procured.
Other Segment
Service margin was $8 million and $29 million for the three and nine months ended September 30, 2016, respectively. Because we acquired our Pathways behavioral health and social services provider in the fourth quarter of 2015, there was no service margin in the Other segment for the three and nine months ended September 30, 2015.
Income Statement Components that are Not Unique to Individual Segments
General and Administrative Expenses. General and administrative expenses as a percentage of total revenue (the “general and administrative expense ratio”) decreased to 7.6% in the third quarter of 2016, from 8.0% in the third quarter of 2015. The general and administrative expense ratio decreased to 7.8% for the nine months ended September 30, 2016, compared with 8.1% for the nine months ended September 30, 2015. In both the three and nine months ended September 30, 2016, the increase in total revenue outpaced the increase in general and administrative expenses.
Premium Tax Expenses. The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) decreased to 2.7% in the nine months ended September 30, 2016, compared with 2.9% in the nine months ended September 30, 2015, primarily due to the significant revenue growth at our Florida health plan, which operates in a state with no premium tax, and growth in MMP revenue. The Medicare portion of MMP revenue is not subject to premium tax.
Health Insurer Fee Revenue and Expenses. HIF revenue, as a percentage of premium revenue, decreased to 2.0% in the third quarter of 2016, from 2.4% in the third quarter of 2015. In the third quarter of 2015, we recognized reimbursement of certain HIF revenue related to prior periods. The total amount of out-of-period HIF revenue recognized in the third quarter of 2015 represented approximately $8 million ($0.08 per diluted share) of HIF revenue related to 2014 and approximately $17 million ($0.18 per diluted share) related to the first two quarters of 2015. There was no such out-of-period recognition of HIF revenue in the third quarter of 2016. Year to date 2016 HIF revenue recognized, as a percentage of premium revenue, was consistent with year to date 2015 at 2.1%. In 2015, our Puerto Rico health plan was not subject to the HIF because it was not operational during the previous year (2014).
Depreciation and Amortization. When measured as a percentage of total revenue, the year over year change in depreciation and amortization was insignificant.
Interest Expense. Interest expense increased to $26 million for the third quarter of 2016, from $15 million for the third quarter of 2015. Interest expense increased to $76 million for the nine months ended September 30, 2016, from $45 million for the nine months ended September 30, 2015. The increase was primarily due to our issuance of $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, in the fourth quarter of 2015.
Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on our convertible senior notes, which amounted to $8 million and $7 million for the third quarters of 2016 and 2015, respectively, and $23 million and $22 million for the nine months ended September 30, 2016 and 2015, respectively.
Income Tax Expense. The provision for income taxes was recorded at an effective rate of 54.0% for the third quarter of 2016, compared with 52.6% for the third quarter of 2015, and 58.0% for the nine months ended September 30, 2016 compared with 57.3% for the nine months ended September 30, 2015. Differences in the effective tax rate between periods are the result of different amounts of non-deductible expenses and discrete tax events.

Liquidity and Capital Resources
Introduction
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. Our regulated subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary sources of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue a short time before we pay for the related health care services. A majority of the assets held by our regulated subsidiaries is in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest the cash of our regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board-approved investment policies that conform to applicable state laws and regulations.

As of September 30, 2016, a substantial portion of our cash was invested in a portfolio of highly liquid money market securities, and our investments consisted solely of investment-grade debt securities. All of our investments are classified as current assets, except for our restricted investments, which are classified as non-current assets. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. We have the ability to hold our restricted investments until maturity. Declines in interest rates over time will reduce our investment income.
Investment income increased to $25 million for the nine months ended September 30, 2016, compared with $12 million for the nine months ended September 30, 2015, primarily due to an increase in invested assets.
Cash in excess of the capital needs of our regulated health plans is generally paid to us in the form of dividends, when and as permitted by applicable regulations, for general corporate use. For the nine months ended September 30, 2016, we received $50 million in dividends from our regulated health plan subsidiaries. For the nine months ended September 30, 2015, we received $25 million in dividends from our regulated health plan subsidiaries, and $17 million from our unregulated subsidiaries.
Liquidity
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Nine Months Ended September 30,
	2016	2015	Change
	(In millions)
Net cash provided by operating activities	$633	$906	$(273)
Net cash used in investing activities	(131)	(665)	534
Net cash provided by financing activities	11	384	(373)
Net increase in cash and cash equivalents	$513	$625	$(112)
Operating Activities. Net cash provided by operating activities decreased $273 million in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015.
The year over year changes in the following accounts decreased cash provided by operating activities:

•
Receivables and deferred revenue. Cash flows from operations in each year were impacted by the timing of payments we receive from our states. In general, states may delay our premium payment, which we record as a receivable, or they may prepay the following month premium payment, which we record as deferred revenue. We typically receive capitation payments monthly; however, the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period. In the current year, the net effect of the timing of premiums received in California and Washington negatively impacted our cash flows from operating activities.

•
Medical claims and benefits payable. In the nine months ended September 30, 2016, medical claims and benefits payable increased at a slower pace than the same period in 2015. In particular, our Puerto Rico health plan commenced operations on April 1, 2015, leading to a significant increase in medical claims and benefits payable at September 30, 2015, compared with a much smaller increase in the current year as the membership base has stabilized.

Investing Activities. Net cash used in investing activities was $131 million in the nine months ended September 30, 2016, compared with $665 million in the nine months ended September 30, 2015. Net cash used in investing activities was higher in 2015 than in 2016 largely due to the investment in 2015 of a large portion of the $373 million in proceeds, net of issuance costs, that we received from the June 2015 offering of 5.75 million shares of our common stock.
Financing Activities. Net cash provided by financing activities decreased $373 million in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015, primarily due to our 2015 common stock offering.
Financial Condition
We believe that our cash resources, internally generated funds and committed acquisition bridge financing (see below under "Commitment Letter") will be sufficient to support our operations, planned acquisitions, regulatory requirements, and capital expenditures for at least the next 12 months.
On a consolidated basis, at September 30, 2016, our working capital was $1,448 million, compared with $1,484 million at December 31, 2015. At September 30, 2016, our cash and investments amounted to $4,695 million, compared with $4,241 million at December 31, 2015. Cash, cash equivalents and investments held by the parent company (Molina Healthcare, Inc.) amounted to $388 million and $612 million as of September 30, 2016 and December 31, 2015, respectively.

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
Future Sources and Uses of Liquidity
Proposed Acquisition. As described in Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 1, "Basis of Presentation," we announced the Medicare Acquisition on August 2, 2016, which is expected to close in 2017. The purchase price is currently estimated to be $117 million, subject to certain closing adjustments.
Commitment Letter. As described in Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 10, "Debt," we entered into a debt commitment letter with Barclays Bank PLC (Barclays). The primary terms of the debt commitment letter provide that Barclays will lend us up to $400 million which may be used as follows: to finance the Medicare Acquisition, including related transaction costs and regulatory or statutory capital requirements; to finance any ongoing working capital requirements; or for other general corporate purposes.
States' Budgets. From time to time, the states in which our health plans operate may experience financial difficulties, which could lead to delays in premium payments. For example, the state of Illinois is currently operating under a stopgap budget that expires in January 2017. It is unclear when or if the state's budget difficulties will be resolved. As of September 30, 2016, our Illinois health plan served approximately 195,000 members and recorded premium revenue of approximately $466 million for the nine months ended September 30, 2016. As of October 24, 2016, the state of Illinois owed us approximately $43 million for May and June 2016 premiums.
In another example, the Commonwealth of Puerto Rico's fiscal plan, issued on October 14, 2016, reported that current revenues are insufficient to support existing current operations and debt service. While the Commonwealth reports that it will prioritize health care spending, it stresses the need to address the cap on federal matching funds it receives for its participation in the Medicaid program. Among the fiscal issues expected to further exacerbate the Commonwealth's current debt crisis is the depletion of ACA funds, estimated to occur in the Commonwealth's fiscal year 2018. As of September 30, 2016, our Puerto Rico health plan served approximately 331,000 members and recorded premium revenue of approximately $535 million for the nine months ended September 30, 2016. As of October 24, 2016, the Commonwealth is current with its premium payments.
Credit Facility. In June 2015, we entered into an unsecured $250 million revolving credit facility (Credit Facility). Borrowings under the Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. The Credit Facility has a term of five years and all amounts outstanding will be due and payable on June 12, 2020. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $350 million. Our ability to borrow under the Credit Facility is subject to compliance with certain financial covenants. At September 30, 2016, we were in compliance with all financial covenants under the Credit Facility. As of September 30, 2016, outstanding letters of credit amounting to $6 million reduced the borrowing capacity to $244 million, and no amounts were outstanding under the Credit Facility.
Convertible Senior Notes. In February 2013, we issued $550 million aggregate principal amount of 1.125% cash convertible senior notes (1.125% Notes) due January 15, 2020, unless earlier repurchased or converted. In September 2014, we issued $302 million aggregate principal amount of 1.625% convertible senior notes due August 15, 2044 (1.625% Notes), unless earlier repurchased, redeemed, or converted. The principal amounts of both the 1.125% Notes and the 1.625% Notes are convertible into cash prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger.
The 1.125% Notes met their $53.00 stock price trigger in the quarter ended September 30, 2016, therefore, the 1.125% Notes were convertible as of September 30, 2016. The 1.625% Notes did not meet their $75.52 stock price trigger in the quarter ended September 30, 2016, therefore, the 1.625% Notes were not convertible as of September 30, 2016.
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

Contractual Obligations
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2015, was disclosed in our 2015 Annual Report on Form 10-K. There were no material changes to this previously filed information outside the ordinary course of business during the nine months ended September 30, 2016. For further discussion and maturities of our long-term debt, refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, in Note 10, "Debt."
Critical Accounting Estimates
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Health Plans segment medical claims and benefits payable. Refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 9, "Medical Claims and Benefits Payable," for a table which presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the nine months ended September 30, 2016, to our disclosure reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

•
Health Plans segment contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded to our consolidated financial statements, refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies."

•
Health Plans segment quality incentives. For a discussion of this topic, including amounts recorded to our consolidated financial statements, refer to Part I, Item 1 of this Form 10-Q, Notes to Consolidated Financial Statements, Note 2, "Significant Accounting Policies."

•
Molina Medicaid Solutions segment revenue and cost recognition. There have been no significant changes during the nine months ended September 30, 2016, to our disclosure reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting: There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Issuances of Equity Securities
None.
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2016 was as follows:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 - July 31	667	$49.83	—	$50,000,000
August 1 - August 31	573	$56.16	—	$50,000,000
September 1 - September 30	329	$53.54	—	$50,000,000
Total	1,569	$52.92	—

(a)	During the three months ended September 30, 2016, we withheld 1,569 shares of common stock under our 2011 Equity Incentive Plan to settle our employees' income tax obligations.

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

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 27, 2016	/s/ JOSEPH M. MOLINA, M.D.
Joseph M. Molina, M.D.
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	October 27, 2016	/s/ JOHN C. MOLINA, J.D.
John C. Molina, J.D.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Title

2.1
Asset Purchase Agreement, dated as of August 6, 2016, between Molina Healthcare, Inc. and Aetna Inc. (Incorporated herein by reference to Exhibit 2.1 to Molina Healthcare, Inc.'s Current Report on Form 8-K filed on August 5, 2016.)

2.2
Asset Purchase Agreement, dated as of August 6, 2016, between Molina Healthcare, Inc. and Humana Inc. (Incorporated herein by reference to Exhibit 2.2 to Molina Healthcare, Inc.'s Current Report on Form 8-K filed on August 5, 2016.)

10.1
Commitment Letter, dated August 2, 2016, between Molina Healthcare, Inc. and Barclays Bank PLC (Incorporated herein by reference to Exhibit 10.1 to Molina Healthcare, Inc.'s Current Report on Form 8-K filed August 5, 2016.)

10.2*	Molina Healthcare, Inc. 2011 Employee Stock Purchase Plan (Filed to reflect immaterial amendments approved by the Board of Directors on July 26, 2016).

10.3*	Amendment No. 3, dated as of August 8, 2016, to the Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013).

10.4*	Molina Healthcare, Inc. 2011 Equity Incentive Plan (Filed to reflect amendment to Section 16.2 approved by the Compensation Committee on October 25, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Taxonomy Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.