Form 10-K
period 2016-12-31
MOLINA HEALTHCARE INC
filed 2017-03-01
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of our most recently completed second fiscal quarter, was approximately $2,077.8 million (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2016).
As of February 24, 2017, approximately 56,750,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 3, 2017, are incorporated by reference into Part III of this Form 10-K, to the extent described therein.

MOLINA HEALTHCARE, INC. 2016 FORM 10-K
CROSS-REFERENCE INDEX

ITEM NUMBER		Page

PART I

1.	Business	3-6, 9-14, 19-20, 36-37

1A.	Risk Factors	1-2, 37-58

1B.	Unresolved Staff Comments	Not Applicable.

2.	Properties	36

3.	Legal Proceedings	58

4.	Mine Safety Disclosures	Not Applicable.

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34-36

6.	Selected Financial Data	33-34

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-32

7A.	Quantitative and Qualitative Disclosures About Market Risk	23

8.	Financial Statements and Supplementary Data	62-119

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable.

9A.	Controls and Procedures	58

9B.	Other Information	Not Applicable.

Part III

10.	Directors, Executive Officers and Corporate Governance	120

11.	Executive Compensation	(a)

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b)

13.	Certain Relationships and Related Transactions, and Director Independence	(c), Note 17, Note 18

14.	Principal Accountant Fees and Services	(d)

Part IV

15.	Exhibits and Financial Statement Schedules	120-126

(a)	Incorporated by reference to “Executive Compensation” in the 2017 Proxy Statement.

(b)	Incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement.

(c)	Incorporated by reference to “Related Party Transactions” and “Corporate Governance and Board of Directors Matters — Director Independence” in the 2017 Proxy Statement.

(d)	Incorporated by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2017 Proxy Statement.

MOLINA HEALTHCARE, INC. 2016 FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section of this report titled “Risk Factors,” as well as the following:

•	the success of our profit improvement and cost-cutting initiatives;

•
the numerous political and market-based uncertainties associated with the Affordable Care Act (the “ACA”) or “Obamacare,” including any potential repeal and replacement of the law, amendment of the law, or move to state block grants for Medicaid;

•
the market dynamics surrounding the ACA Marketplaces, including but not limited to uncertainties associated with risk transfer requirements, the potential for disproportionate enrollment of higher acuity members, the withdrawal of cost sharing subsidies and/or premium tax credits, the adequacy of agreed rates, and potential disruption associated with market withdrawal;

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

•
the success of our efforts to retain existing government contracts, including those in Illinois, Washington, Florida, Texas, and New Mexico, and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states;

•
our ability to manage growth, including maintaining and creating adequate internal systems and controls relating to authorizations, approvals, provider payments, and the overall success of our care management initiatives;

•	our ability to consummate and realize benefits from acquisitions, and to integrate acquisitions;

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

•	our estimates of amounts owed for such cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit-sharing arrangements, and risk adjustment provisions;

•
the Medicaid expansion cost corridors in New Mexico and Washington, and any other retroactive adjustment to revenue where methodologies and procedures are subject to interpretation or dependent upon information about the health status of participants other than Molina members;

•
the interpretation and implementation of at-risk premium rules and state contract performance requirements regarding the achievement of certain quality measures, and our ability to recognize revenue amounts associated therewith;

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

Molina Healthcare, Inc. 2016 Form 10-K | 1

•
the success of our health plan in Puerto Rico, including the resolution of the Puerto Rico debt crisis, payment of all amounts due under our Medicaid contract, the effect of the PROMESA law, and our efforts to better manage the health care costs of our Puerto Rico health plan;

•	the success and renewal of our duals demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•	the accurate estimation of incurred but not reported or paid medical costs across our health plans;

•	efforts by states to recoup previously paid and recognized premium amounts;

•	the continuation and renewal of the government contracts of our health plans, Molina Medicaid Solutions, and Pathways, and the terms under which such contracts are renewed;

•	complications, member confusion, or enrollment backlogs related to the annual renewal of Medicaid coverage;

•	government audits and reviews, or potential investigations, and any fine, sanction, enrollment freeze, monitoring program, or premium recovery that may result therefrom;

•	changes with respect to our provider contracts and the loss of providers;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings;

•	the relatively small number of states in which we operate health plans;

•
the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, repay our outstanding indebtedness at maturity and meet our liquidity needs, including the interest expense and other costs associated with such financing;

•	our failure to comply with the financial or other covenants in our credit agreement or the indentures governing our outstanding notes;

•	the sufficiency of our funds on hand to pay the amounts due upon conversion of our outstanding notes;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments, including but not limited to the deductibility of certain compensation costs;

•	newly emergent viruses or widespread epidemics, public catastrophes or terrorist attacks, and associated public alarm; and

•	increasing competition and consolidation in the Medicaid industry.

Each of the terms “Company,” “Molina Healthcare,” “we,” “our,” and “us,” as used herein refers collectively to Molina Healthcare, Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Molina Healthcare, Inc. 2016 Form 10-K | 2

ABOUT MOLINA HEALTHCARE
OUR VISION, MISSION, AND STRATEGY
We envision a future where everyone receives quality healthcare.
Our mission is to provide quality healthcare to people receiving government assistance.
We offer healthcare services for persons served by Medicaid, Medicare, the Children’s Health Insurance Program (CHIP) and the Marketplace, and products to assist government agencies in their administration of the Medicaid program.
OUR GOAL IS TO ACHIEVE OUR MISSION WHILE IMPROVING THE FINANCIAL STRENGTH OF OUR ORGANIZATION

2016
(Dollars in millions, except per-share amounts)

Total Revenue	Net Income per Diluted Share	Adjusted Net Income Per Share*
$17,782	$0.92	$1.28

Net Profit Margin	EBITDA*	Ending Membership
0.3%	$467	4,227,000
Non-generally accepted accounting principles (GAAP) financial measures referred to in this report are designated with an asterisk (*). For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Non-GAAP Financial Measures,” and “MD&A—Supplemental Information.”
OUR FOOTPRINT TODAY
Our health plan footprint includes the five largest Medicaid markets.

Molina Healthcare, Inc. 2016 Form 10-K | 3

OUR BUSINESS STRATEGY
Significant accomplishments in support of our strategic growth initiatives during 2016 included:

•	Medicaid contract acquisitions at our existing health plans in Illinois, Michigan and Washington that added approximately 221,000 Medicaid members in the first quarter of 2016.

•
Acquisition of the outstanding equity interests of Molina Healthcare of New York, Inc., formerly known as Today’s Options of New York, Inc., that added approximately 35,000 Medicaid members in the third quarter of 2016.

We believe that our strategy positions us well to respond to the following trends in Medicaid and Medicare:

•	The transition of long-term care services for fee-for-service to managed care

•	States’ continued reliance on Medicaid

•	Growth in Medicare driven by an aging population

•	Increasing spend on home and community based services

•	Further integration of medical and behavioral health services

•
A growing focus on addressing the social determinants of health—social determinants are the conditions in the places where people live, learn, work, and play which affect a wide range of health risks and outcomes

We believe the key to our successful, sustained growth is to maintain our focus on our mission and adhere to the core competencies that give us an advantage over our competitors, including the ability to understand the needs of our members and the social and economic factors influencing their health.
For example, attracting elderly and disabled Medicaid and Medicare beneficiaries to our health plans is a key part of our growth strategy, because these beneficiaries can especially benefit from our expertise in connecting our members to the right resources to help them maintain and improve their health.
Our long-term success also depends on the quality of the services we provide and the value that we create. We are a recognized quality leader, with 11 of our 13 Medicaid health plans currently accredited by the National Committee for Quality Assurance (NCQA). Nine of our health plans have been accredited for Marketplace as well. In addition, 11 of our 13 health plans have earned the Multicultural Health Care Distinction from NCQA, awarded to organizations that meet or exceed its rigorous requirements for multicultural health care.

Molina Healthcare, Inc. 2016 Form 10-K | 4

In addition, in late 2016, we announced that all of our eligible health plans increased or maintained their scores as part of the Centers for Medicare & Medicaid Services’ (CMS) 2017 Star Ratings, which measures the quality of Medicare plans across the country on a 5-star rating system.
We believe that these objective measures of quality are increasingly important to state Medicaid agencies as a growing number of states link reimbursement and patient assignment to quality scores. Additionally, Medicare pays quality bonuses to health plans that achieve high quality.
Based on the published results, Molina Healthcare of New Mexico was named the highest-rated Medicare plan in the state with a 4-star rating, while Molina Healthcare of Florida increased from 3 to 3.5 stars. Furthermore, Molina Healthcare of Michigan was rated the highest Medicare Dual-eligible Special Needs Plan (D-SNP) in the state with 3.5 stars. Other Molina health plans that retained their 3.5 Medicare star rating include Texas, Utah and Washington.

OUR SEGMENTS
We manage our operations through three reportable segments. These segments consist of our Health Plans segment, which comprises the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment, which includes our behavioral health and social services subsidiary, Pathways. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, acquisition activity and changing laws and regulations. Therefore, these reportable segments may change in the future.
Business and financial overviews for our reportable segments are provided in “MD&A—Reportable Segments.”
Refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies” for revenue information by state health plan, and Note 20, “Segment Information,” for segment revenue, profit and total assets information.

COMPETITIVE CONDITIONS AND ENVIRONMENT
We face varying levels of competition. Health care reform proposals may cause organizations to enter or exit the market for government sponsored health programs. However, the licensing requirements and bidding and contracting procedures in some states may present partial barriers to entry into our industry.
We compete for government contracts, renewals of those government contracts, members, and providers. State agencies consider many factors in awarding contracts to health plans. Among such factors are the health plan’s provider network, quality scores, medical management, degree of member satisfaction, timeliness of claims payment, and financial resources. Potential members typically choose a health plan based on a specific provider being a part of the network, the quality of care and services available, accessibility of services, and reputation or name recognition of the health plan. We believe factors that providers consider in deciding whether to contract with

Molina Healthcare, Inc. 2016 Form 10-K | 5

a health plan include potential member volume, payment methods, timeliness and accuracy of claims payment, and administrative service capabilities.
For further competitor information specific to each of our reportable segments, refer to “MD&A—Reportable Segments.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

NON-GAAP FINANCIAL MEASURES
We use non-GAAP financial measures as supplemental metrics in evaluating our financial performance, making financing and business decisions, and forecasting and planning for future periods. For these reasons, management believes such measures are useful supplemental measures to investors in comparing our performance to the performance of other public companies in the health care industry. These non-GAAP financial measures should be considered as supplements to, and not as substitutes for or superior to, GAAP measures.
See further information regarding non-GAAP measures in the “Supplemental Information” section of this MD&A, including the reconciliations to U.S. GAAP. Non-GAAP financial measures referred to in this report are designated with an asterisk (*).

HOW WE ASSESS PERFORMANCE
We derive our revenues primarily from health insurance premiums, and our primary customers are state Medicaid agencies and the federal government.
One of the key metrics used to assess the performance of our most significant segment, the Health Plans segment, is the medical care ratio (“MCR”). The medical care ratio represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying gross margin, or the amount earned by the Health Plans segment after medical costs are deducted from premium revenue, is the most important measure of earnings reviewed by management.
Gross margin for our Health Plans segment is referred to as “Medical margin,” and for our Molina Medicaid Solutions and Other segments, as “Service margin.” The service margin is equal to service revenue minus cost of service revenue. Management’s discussion and analysis of the changes in the individual components of gross margin, by reportable segment, is presented in the “Reportable Segments” section of this MD&A.

Molina Healthcare, Inc. 2016 Form 10-K | 6

KEY PERFORMANCE INDICATORS
(Dollars and membership in millions, except per-share amounts)

(1)	Medical care ratio represents medical care costs as a percentage of premium revenue.

Molina Healthcare, Inc. 2016 Form 10-K | 7

(2)	General and administrative expense ratio represents general and administrative expenses as a percentage of total revenue. Net profit margin represents net income as a percentage of total revenue.

(3)	Medical margin is equal to premium revenue minus medical costs.
See discussion of Key Performance Indicators in the “Consolidated Results” and “Reportable Segments” sections of this MD&A.

CONSOLIDATED RESULTS
FISCAL YEAR 2016 FINANCIAL HIGHLIGHTS

•
Net income per diluted share decreased to $0.92 in 2016 compared with $2.58 in 2015. Adjusted net income per diluted share* decreased to $1.28 in 2016 compared with $2.78 in 2015. The decrease in net income was primarily the result of the declining profitability of our Marketplace program.

•
Strong enrollment growth generated approximately $16.4 billion of premium revenue, or 24% more premium revenue in 2016 compared with 2015. Enrollment growth was primarily due to increased Marketplace enrollment and the acquisition of Medicaid managed care membership.

•
The medical care ratio increased to 90.1% in 2016, from 89.1% in 2015, due to lower Marketplace margins. The medical care ratio of our Marketplace program increased to 92.9% in 2016 from 73.8% in 2015.

MOLINA’S 2017 ACTION PLAN
We have identified the following areas of focus and related actions to execute in 2017:

1.	Stabilize Marketplace Performance:
We will continue to advocate for the immediate remediation of risk transfer methodologies that penalize comparatively efficient and affordable health plans like ours and, by extension, those individual consumers in need of affordable health insurance. In particular, we are recommending that the planned change to the Marketplace risk transfer methodology, which is currently scheduled to take effect on January 1, 2018, be brought forward in time and implemented immediately in 2017. Had that same planned methodology change been in effect in 2016, we estimate that our pre-tax income in 2016 would have been approximately $70 million higher.
In January 2017, we filed suit on behalf of our health plans seeking recovery from the federal government of approximately $52 million in Marketplace risk corridor payments for calendar year 2015. Based upon current estimates, we believe our health plans are also owed approximately $90 million in Marketplace risk corridor payments from the federal government for calendar year 2016, and a further nominal amount for calendar year 2014. Our lawsuit seeks recovery of all of these unpaid amounts. We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid Marketplace risk corridor payments as of December 31, 2016. We have fully recognized all liabilities due to the federal government that we have incurred under the Marketplace risk corridor program, and have paid all amounts due to the federal government as required.

2.	Improve Medicaid performance in Illinois, Ohio and Washington:
Inadequate premium rates limited profitability in Illinois, Ohio and Washington in 2016. Effective January 1, 2017, we received blended rate increases of approximately 5% in Illinois, 4% in Ohio and 4% in Washington. We expect improved profitability in all three plans in 2017 as a result of these rate increases and company-wide cost containment measures.

3.	Sustain the improvements achieved in Puerto Rico:
Results at our Puerto Rico health plan have improved in the second half of 2016, primarily as a result of management actions undertaken beginning in the spring of 2016. We expect the benefit of those actions to continue into 2017.

Molina Healthcare, Inc. 2016 Form 10-K | 8

REPORTABLE SEGMENTS
SEGMENT SUMMARY

	2016	2015	2014
	(In millions)
Segment gross margin:
Health Plans medical margin (1)	$1,618	$1,447	$947
Molina Medicaid Solutions service margin (2)	21	55	53
Other (2)	33	5	—
Total segment gross margin	1,672	1,507	1,000
Other operating revenues (3)	851	684	434
Other operating expenses (4)	(2,217)	(1,804)	(1,241)
Operating income	306	387	193
Other expenses, net	101	65	58
Income before income tax expense	205	322	135
Income tax expense	153	179	73
Net income	$52	$143	$62
_______________________

(1)	Represents premium revenue minus medical care costs.

(2)	Represents service revenue minus cost of service revenue.

(3)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(4)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses and depreciation and amortization.

HEALTH PLANS
BUSINESS OVERVIEW

▪	96.9% of total revenue in 2016

▪	98.2% of total revenue in 2015

▪	Employees: Approximately 7,700

Programs and Services
The Health Plans segment consists of health plans in 12 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of December 31, 2016, these health plans served over 4.2 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO).
Our health plans’ state Medicaid contracts generally have terms of three to four years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Our health plan subsidiaries have generally been successful in retaining their contracts, but such contracts are subject to risk of loss when a state issues a new request for proposal (RFP) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled (ABD); and regions or service areas.

Molina Healthcare, Inc. 2016 Form 10-K | 9

Molina Healthcare, Inc. 2016 Form 10-K | 10

Membership by Health Plan and Program
The following tables set forth our Health Plans membership as of the dates indicated:

	As of December 31,
	2016	2015	2014
Ending Membership by Health Plan:
California	683,000	620,000	531,000
Florida	553,000	440,000	164,000
Illinois	195,000	98,000	100,000
Michigan	391,000	328,000	242,000
New Mexico	254,000	231,000	212,000
New York (1)	35,000	—	—
Ohio	332,000	327,000	347,000
Puerto Rico (2)	330,000	348,000	—
South Carolina	109,000	99,000	118,000
Texas	337,000	260,000	245,000
Utah	146,000	102,000	83,000
Washington	736,000	582,000	497,000
Wisconsin	126,000	98,000	84,000
	4,227,000	3,533,000	2,623,000
Ending Membership by Program:
Temporary Assistance for Needy Families (TANF) and Children’s Health Insurance Program (CHIP )	2,536,000	2,312,000	1,809,000
Medicaid Expansion	673,000	557,000	385,000
Marketplace	526,000	205,000	15,000
Aged, Blind or Disabled (ABD)	396,000	366,000	347,000
Medicare-Medicaid Plan (MMP) – Integrated (3)	51,000	51,000	18,000
Medicare Special Needs Plans (Medicare)	45,000	42,000	49,000
	4,227,000	3,533,000	2,623,000
_______________________

(1)	The New York health plan was acquired on August 1, 2016.

(2)	The Puerto Rico health plan began serving members on April 1, 2015.

(3)	MMP members who receive both Medicaid and Medicare coverage from Molina Healthcare.
Our Industry
Medicaid. Medicaid was established in 1965 under the U.S. Social Security Act to provide health care and long-term care services and supports to low-income Americans. Although jointly funded by federal and state governments, Medicaid is a state-operated and state-implemented program. Subject to federal laws and regulations, states have significant flexibility to structure their own programs in terms of eligibility, benefits, delivery of services, and provider payments. As a result, there are 56 separate Medicaid programs—one for each U.S. state, each U.S. territory, and the District of Columbia.
The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage (FMAP). A state’s FMAP is calculated annually and varies inversely with average personal income in the state. The average FMAP across all jurisdictions is currently about 59%, and ranges from a federally established FMAP floor of 50% to as high as 75%.
We participate in the following Medicaid programs:

•	TANF - TANF, the most common state-administered Medicaid, covers primarily low-income mothers and children.

•
ABD - State-administered ABD programs cover low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries typically use more services than those served by other Medicaid programs because of their critical health issues.

•
CHIP - CHIP is a joint federal and state matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage. States have the option of administering CHIP through their Medicaid programs.

Molina Healthcare, Inc. 2016 Form 10-K | 11

•
Medicaid Expansion - In states that have elected to participate, Medicaid Expansion provides eligibility to nearly all low-income people under age 65 with incomes at or below 138% of the federal poverty line.

Marketplace. The ACA authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase health insurance that is federally subsidized, effective January 1, 2014. We participate in the Marketplace in all of the states in which we operate, except Illinois, New York, Puerto Rico and South Carolina.
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
MMPs. Nine million low-income elderly and disabled people are covered under both the Medicare and Medicaid programs. These beneficiaries are more likely than other Medicare beneficiaries to be frail, live with multiple chronic conditions, and have functional and cognitive impairments. Medicare is their primary source of health insurance coverage. Medicaid supplements Medicare by paying for services not covered by Medicare, such as dental care and long-term care services and support, and by helping to cover Medicare’s premiums and cost-sharing requirements. Together, these two programs help to shield very low-income Medicare beneficiaries from potentially unaffordable out-of-pocket medical and long-term care costs. To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligible”), and to deliver services to these individuals in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual eligible individuals. The health plans participating in such demonstrations are referred to as MMPs. We operate MMPs in six states.
Significant Trends and Developments
ACA. As a result of the election of President Trump and the GOP control of both houses of Congress, there is currently a great deal of discussion and debate about the repeal and replacement of the ACA. As a result, the future of the ACA and its underlying programs are subject to substantial uncertainty, making long-term business planning exceedingly difficult. We are unable to predict with any degree of certainty whether the ACA will be modified or repealed in its entirety, and if it is repealed, what it will be replaced with; nor are we able to predict when any such changes, if enacted, would become effective.
Currently, there are a number of different legislative proposals being considered, some of which would involve significantly reduced federal spending on the Medicaid program, and constitute a fundamental change in the federal role in health care. These proposals include elements such as the following: ending the entitlement nature of Medicaid (and perhaps Medicare as well) by capping future increases in federal health spending for these programs, and shifting much more of the risk for health costs in the future to states and consumers; reversing the ACA’s expansion of Medicaid that enables states to cover low-income childless adults; changing Medicaid to a state block grant program, including potentially capping spending on a per-enrollee basis (a “per capita cap”); prohibiting the federal government from operating Marketplaces; eliminating the advanced premium tax credits, and cost-sharing reductions for low income individuals who purchase their health insurance through the Marketplaces; expanding and encouraging the use of private health savings accounts; providing for insurance plans that offer fewer and less extensive health insurance benefits than under the ACA’s essential health benefits package, including broader use of catastrophic coverage plans; establishing and funding high risk pools or reinsurance programs for individuals with chronic or high cost conditions; allowing insurers to sell insurance across state lines; and numerous other potential changes and reforms. Changes to or the repeal of the ACA, or the adoption of new health care regulatory laws, could have a material adverse effect on our business, financial condition, cash flows or results of operations.
Proposed Medicare Acquisition. In August 2016, we entered into substantially identical agreements with each of Aetna Inc. and Humana Inc. to acquire certain of their Medicare Advantage membership and other assets related to such Medicare Advantage business (the Proposed Medicare Acquisition), for cash. The Proposed Medicare Acquisition was subject to closing conditions including, but not limited to, the completion of the proposed acquisition of Humana by Aetna (the Aetna-Humana Merger). In January 2017, the U.S. District Court for the District of Columbia granted the request made by the U.S. Department of Justice in its civil antitrust lawsuit against Aetna and Humana, to prohibit the Aetna-Humana Merger (the District Court Order). In February 2017, the Proposed Medicare

Molina Healthcare, Inc. 2016 Form 10-K | 12

Acquisition was terminated by the parties pursuant to the terms of the transaction. Under the termination agreement, we are entitled to receive from Aetna and Humana an aggregate termination fee of $75 million (the breakup fee). In addition, we are entitled to reimbursement of reasonable and documented out-of-pocket expenses incurred by us and our affiliates in connection with the Proposed Medicare Acquisition. We will record the breakup fee as other income in the first quarter of 2017.
Completed Acquisitions. Medicaid contract acquisitions at our existing health plans in Illinois, Michigan and Washington added approximately 221,000 Medicaid members in the first quarter of 2016. Acquisition of the outstanding equity interests of Molina Healthcare of New York, Inc., formerly known as Today’s Options of New York, Inc., added approximately 35,000 Medicaid members in the third quarter of 2016.
Basis for our Premium Rates
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
Marketplace. For our Marketplace plans, we develop premium rates during the spring of each year for policies effective in the following calendar year. Premium rates are based on our estimates of projected member utilization, medical unit costs, member risk acuity, member risk transfer, and administrative costs, with the intent of realizing a target pretax percentage profit margin. Our actuaries certify the actuarial soundness of Marketplace premiums in the rate filings submitted to the various state and federal authorities for approval.
Premiums by Program
The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a PMPM basis, for the year ended December 31, 2016. The “Consolidated” column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF and CHIP	$120.00	$400.00	$180.00
Medicaid Expansion	300.00	480.00	380.00
Marketplace	170.00	360.00	230.00
ABD	390.00	1,520.00	990.00
MMP – Integrated	1,240.00	3,240.00	2,130.00
Medicare	820.00	1,100.00	1,030.00

Molina Healthcare, Inc. 2016 Form 10-K | 13

Competition
The Medicaid managed care industry is subject to ongoing changes as a result of health care reform, business consolidations and new strategic alliances. We compete with national, regional, and local Medicaid service providers, principally on the basis of size, location, quality of provider network, quality of service, and reputation. Our primary competitors in the Medicaid managed care industry include Centene Corporation, WellCare Health Plans, Inc., UnitedHealth Group Incorporated, Anthem, Inc., and Aetna Inc. Competition can vary considerably from state to state.
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
Regulatory Capital Requirements and Dividend Restrictions. Our health plans are subject to stringent minimum capitalization requirements that limit their ability to pay dividends to us. For further information, refer to the Notes to Consolidated Financial Statements, Note 19, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”

FINANCIAL OVERVIEW

Molina Healthcare, Inc. 2016 Form 10-K | 14

2016 Compared with 2015
In 2016, a 27% increase in membership, partially offset by a 3% decrease in revenue PMPM, resulted in increased premium revenue of 24%, or $3.2 billion, when compared with 2015. The decline in PMPM premium revenue was primarily the result of lower PMPM premiums for Medicaid Expansion membership and an increase in the percentage of our premium revenue derived from TANF and Marketplace membership.
The medical care ratio increased to 90.1% in 2016, from 89.1% in 2015. The increase in our medical care ratio was driven primarily by Marketplace membership. Medical margin (measured in absolute dollars) increased 12% in 2016 over 2015. The medical care ratio of all of our programs excluding Marketplace decreased by 10 basis points between 2015 and 2016, as decreasing margins in Medicaid Expansion (where we saw a 300 basis point increase in our medical care ratio) were offset by improved margins in other programs. Consolidated medical care costs measured on a PMPM basis decreased approximately 3% in 2016 when compared with 2015.
2015 Compared with 2014
In 2015, a 42% increase in membership and a 5% increase in revenue PMPM resulted in increased premium revenue of 47%, or over $4.2 billion, when compared with 2014.
Enrollment growth was primarily due to increased Medicaid expansion, increased Marketplace and integrated Medicare-Medicaid Plan (MMP) enrollment, and the start-up of the Puerto Rico health plan in April 2015.
Our medical margin increased nearly 53% in 2015 over 2014, and our consolidated medical care ratio decreased to 89.1% in 2015 from 89.5% in 2014.
FINANCIAL PERFORMANCE BY PROGRAM
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Year Ended December 31, 2016 (1)
	Member Months(2)	Premium Revenue		Medical Care Costs		MCR(3)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	30.2	$5,403	$179.21	$4,950	$164.18	91.6%	$453
Medicaid Expansion	7.8	2,952	378.58	2,475	317.37	83.8	477
Marketplace	6.7	1,525	228.44	1,416	212.17	92.9	109
ABD	4.7	4,666	991.24	4,277	908.39	91.6	389
MMP	0.6	1,303	2,131.97	1,141	1,866.93	87.6	162
Medicare	0.5	543	1,033.15	515	981.36	95.0	28
	50.5	$16,392	$324.82	$14,774	$292.75	90.1%	$1,618

	Year Ended December 31, 2015 (1)
	Member Months(2)	Premium Revenue		Medical Care Costs		MCR(3)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	25.5	$4,483	$175.64	$4,122	$161.50	92.0%	$361
Medicaid Expansion	5.9	2,389	408.51	1,931	330.18	80.8	458
Marketplace	2.6	652	251.96	481	185.85	73.8	171
ABD	4.3	4,124	966.83	3,784	887.27	91.8	340
MMP	0.5	1,063	2,034.51	974	1,863.93	91.6	89
Medicare	0.5	530	1,038.15	502	982.50	94.6	28
	39.3	$13,241	$337.28	$11,794	$300.43	89.1%	$1,447
_______________________

(1)	Year ended December 31, 2014 data not presented due to lack of comparability, because ACA-related programs began phasing in during 2014.

(2)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(3)	“MCR” represents medical costs as a percentage of premium revenue.

Molina Healthcare, Inc. 2016 Form 10-K | 15

Medicaid TANF, CHIP and ABD. TANF, CHIP and ABD revenue increased in 2016 when compared with 2015, due to health plan acquisitions in late 2015 and 2016, as well as inclusion of a full year of Puerto Rico operations in 2016 (Puerto Rico began operations effective April 1, 2015). The slight decline in the medical care ratio for these programs on a consolidated basis when comparing 2016 with 2015 is not significant given normal margin fluctuations observed when performance is reviewed at this level of detail.
Medicaid Expansion. Member months increased 33% in 2016, when compared with 2015, as a result of membership growth in all states. Lower premium revenue PMPM more than offset lower medical costs PMPM, leading to an increase in the consolidated medical care ratio for the Medicaid Expansion program. Medicaid Expansion medical care ratios increased in Illinois, Michigan, New Mexico and Ohio.
In the fourth quarter of 2016, we recorded two adjustments to Medicaid Expansion revenue as a result of developments that encompassed the years ended December 31, 2014, 2015 and 2016. Both adjustments, noted below, involved changes to the method of calculation of amounts due back to the states. Under contract provisions that require us to spend certain minimum amounts on medical expenses for our Expansion members, we are required to refund to the states any shortfall of actual medical costs compared with required minimum medical costs.

•
In the fourth quarter of 2016, our California health plan received a contract amendment from the California Department of Healthcare Services that allowed us to deduct certain tax expenses in the computation of its Medicaid Expansion minimum medical loss ratio; this minimum medical loss ratio was effective January 1, 2014, through June 30, 2016. As a result of this contract amendment, we increased premium revenue for the year ended December 31, 2016, by approximately $68 million, of which $35 million related to periods prior to 2016.

•
In February 2017, the New Mexico Human Services Department (HSD) notified us that it has disallowed certain medically related administrative expenses and other items in the computation of its Medicaid Expansion risk corridor; this corridor was effective January 1, 2014, through December 31, 2016. Although we disagree with their contractual interpretations, we deferred premium revenue amounting to approximately $45 million for the year ended December 31, 2016, as a result of this communication, because such revenue is presently subject to refund or adjustment. Of this amount, $29 million relates to dates of service prior to 2016. At December 31, 2016, our aggregate Medicaid Expansion risk corridor payable to HSD is $145 million. We intend to appeal HSD’s ruling on this matter.

Marketplace. The poor performance of our Marketplace program was very detrimental to our financial performance for the year ended December 31, 2016. In 2016, we estimate that our operating loss from the Marketplace program amounted to approximately $110 million, or $1.21 per diluted share. This operating loss includes the impact of a premium deficiency reserve of $30 million for our Marketplace contracts in California and Washington, which was recorded in the fourth quarter of 2016.
The decline in profitability in 2016 compared with 2015 was the result of lower premium revenue PMPM, the premium deficiency reserve noted above, and higher medical costs PMPM. Our Marketplace performance in 2016 continued to suffer from deficiencies in the Marketplace risk transfer methodology that we believe penalizes efficient and affordable health plans like ours and, as a result, those purchasing affordable Marketplace policies ultimately pay higher premiums.
Our 2016 Marketplace results were substantially lower than our expectations based upon our 2016 pricing model. Based upon actual 2016 enrollment, our 2016 Marketplace program was priced to produce income before income taxes of approximately $60 million for all of 2016. The $170 million difference in income before income taxes between our reported results and those we would have expected based upon our pricing model was due to the following factors:

•
Risk transfer payments were approximately $325 million higher than anticipated in our pricing. Risk transfer payments amounted to 24% of total premium in 2016, compared with a pricing expectation of 9%.

•	Although medical costs were $120 million lower than anticipated by our pricing model, we nevertheless incurred $325 million in additional risk transfer payments noted above.

•	Other items increased income before income taxes by approximately $35 million compared with pricing expectations.
The difference between our actual results and those anticipated by our pricing model was exacerbated by the federal government’s failure to pay amounts owed to our health plans under the Marketplace risk corridor program.

Molina Healthcare, Inc. 2016 Form 10-K | 16

We believe our health plans are owed approximately $90 million in Marketplace risk corridor payments for 2016 dates of service, but have not recorded any amounts associated with this claim.
MMP and Medicare. Membership and revenue increased on a consolidated basis for the MMP and Medicare programs when comparing 2016 with 2015. The medical care ratio for these programs, in the aggregate, decreased due to higher margins for the MMP program.
FINANCIAL PERFORMANCE BY STATE HEALTH PLAN
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (dollars in millions except PMPM amounts):

	Year Ended December 31, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	8.2	$2,370	$290.50	$2,029	$248.70	85.6%	$341
Florida	6.7	1,926	288.73	1,765	264.60	91.6	161
Illinois	2.3	601	257.99	568	243.71	94.5	33
Michigan	4.7	1,520	321.93	1,345	284.82	88.5	175
New Mexico	3.0	1,304	429.81	1,209	398.49	92.7	95
New York (1)	0.2	82	446.72	79	431.73	96.6	3
Ohio	4.0	1,961	485.20	1,747	432.36	89.1	214
Puerto Rico (1)	4.0	726	180.65	694	172.57	95.5	32
South Carolina	1.3	378	296.54	320	250.97	84.6	58
Texas	4.3	2,454	575.01	2,110	494.41	86.0	344
Utah	1.8	444	249.56	423	238.03	95.4	21
Washington	8.4	2,218	263.36	2,015	239.21	90.8	203
Wisconsin	1.6	395	252.94	388	248.28	98.2	7
Other (2)	—	13	—	82	—	—	(69)
	50.5	$16,392	$324.82	$14,774	$292.75	90.1%	$1,618

	Year Ended December 31, 2015
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	7.1	$2,200	$310.89	$1,926	$272.22	87.6%	$274
Florida	4.1	1,199	289.85	1,081	261.49	90.2	118
Illinois	1.2	397	328.93	367	303.72	92.3	30
Michigan	3.4	1,067	317.15	903	268.27	84.6	164
New Mexico	2.8	1,237	446.27	1,106	398.98	89.4	131
New York (1)	—	—	—	—	—	—	—
Ohio	4.1	2,034	499.34	1,718	421.61	84.4	316
Puerto Rico (1)	3.2	567	178.31	505	158.80	89.1	62
South Carolina	1.3	348	267.25	278	213.30	79.8	70
Texas	3.1	1,961	621.37	1,809	573.32	92.3	152
Utah	1.2	331	286.22	300	259.32	90.6	31
Washington	6.6	1,602	242.36	1,470	222.36	91.7	132
Wisconsin	1.2	261	213.48	215	176.01	82.4	46
Other (2)	—	37	—	116	—	—	(79)
	39.3	$13,241	$337.28	$11,794	$300.43	89.1%	$1,447

Molina Healthcare, Inc. 2016 Form 10-K | 17

	Year Ended December 31, 2014
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	5.6	$1,523	$270.51	$1,269	$225.37	83.3%	$254
Florida	1.1	439	397.79	419	379.95	95.5	20
Illinois	0.3	153	498.48	141	456.88	91.7	12
Michigan	2.8	781	278.68	661	235.81	84.6	120
New Mexico	2.5	1,076	435.17	996	402.92	92.6	80
New York (1)	—	—	—	—	—	—	—
Ohio	3.7	1,553	425.47	1,335	365.87	86.0	218
Puerto Rico (1)	—	—	—	—	—	—	—
South Carolina	1.5	381	260.72	323	220.89	84.7	58
Texas	3.0	1,318	442.32	1,197	401.81	90.8	121
Utah	1.0	310	310.64	285	286.43	92.2	25
Washington	5.5	1,305	236.27	1,219	220.75	93.4	86
Wisconsin	1.0	156	150.87	136	130.91	86.8	20
Other (2)	—	28	—	95	—	—	(67)
	28.0	$9,023	$322.68	$8,076	$288.84	89.5%	$947
______________________________

(1)	The New York health plan was acquired on August 1, 2016. Our Puerto Rico health plan began serving members on April 1, 2015.

(2)	“Other” medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
MEDICAL CARE COSTS BY TYPE
Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. The following table provides the details of consolidated medical care costs by type for the periods indicated (dollars in millions except PMPM amounts):

	Year Ended December 31,
	2016			2015			2014
	Amount	PMPM	% of Total	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$10,993	$217.84	74.4%	$8,572	$218.35	72.7%	$5,673	$202.87	70.2%
Pharmacy	2,213	43.84	15.0	1,610	41.01	13.7	1,273	45.54	15.8
Capitation	1,218	24.13	8.2	982	25.02	8.3	748	26.77	9.3
Direct delivery	78	1.55	0.5	128	3.26	1.1	96	3.44	1.2
Other	272	5.39	1.9	502	12.79	4.2	286	10.22	3.5
	$14,774	$292.75	100.0%	$11,794	$300.43	100.0%	$8,076	$288.84	100.0%

Molina Healthcare, Inc. 2016 Form 10-K | 18

PREMIUM TAXES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) decreased to 2.8% in 2016, from 2.9% in 2015, primarily due to the significant revenue growth at our Florida health plan, which operates in a state with no premium tax, and growth in MMP revenue. The Medicare portion of MMP revenue is not subject to premium tax.
The premium tax ratio decreased to 2.9% in 2015, from 3.2% in 2014. This decrease was primarily due to the 2015 increase in MMP revenue.
HEALTH INSURER FEE (HIF) REVENUE AND EXPENSES
HIF revenue, as a percentage of premium revenue, increased slightly to 2.1% in 2016, compared with 2.0% in 2015. In 2015, our Puerto Rico health plan was not subject to the HIF because it was not operational during the previous year (2014). HIF revenue, as a percentage of premium revenue, was 1.3% in 2014. During 2015, we recognized approximately $20 million of HIF premium revenue meant to reimburse us for the cost of HIF expense recognized in 2014.
The Consolidated Appropriations Act of 2016 provided for a HIF moratorium in 2017. Therefore, there will be no HIF revenue or expenses in 2017.

MOLINA MEDICAID SOLUTIONS

BUSINESS OVERVIEW

▪	1.1% of total revenue in 2016

▪	1.4% of total revenue in 2015

▪	Employees: Approximately 1,200

Programs and Services
The Molina Medicaid Solutions segment provides support to state government agencies in the administration of their Medicaid programs including business processing, information technology development, and administrative services. Molina Medicaid Solutions is under contract with Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and provides drug rebate administration services in Florida. Our existing state MMIS contracts have terms that currently extend to 2018 through 2025, before renewal options.
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
Competition and Regulation
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

Molina Healthcare, Inc. 2016 Form 10-K | 19

FINANCIAL OVERVIEW
2016 Compared with 2015
Service margin declined $34 million in 2016 compared with 2015, primarily due to increased service costs associated with legacy state contracts that were re-procured.
2015 Compared with 2014
Service revenue declined $15 million in 2015 compared with 2014, primarily due to an extension of the Idaho contract under which we are now amortizing certain deferred revenues over a longer term. Service margin increased slightly in 2015 compared with 2014.

OTHER

BUSINESS OVERVIEW

▪	2.0% of total revenue in 2016

▪	0.4% of total revenue in 2015

▪	Employees: Corporate – approximately 6,400. Pathways – approximately 5,500.

Programs and Services
The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
We acquired the outstanding ownership interests in Pathways Health and Community Support, LLC (Pathways), formerly known as Providence Human Services, LLC, in the fourth quarter of 2015. Substantially all of Pathways’ revenue is derived from contracts with state or local government agencies and government intermediaries, the majority of which are negotiated fee-for-service arrangements. A significant number of these contracts allow the payer to terminate the contract immediately with or without cause.
FINANCIAL OVERVIEW
2016 Compared with 2015
Service margin was $33 million in 2016 and insignificant in 2015. The service margin in 2015 was insignificant because our acquisition of Pathways was not completed until the fourth quarter of 2015.

Molina Healthcare, Inc. 2016 Form 10-K | 20

OTHER CONSOLIDATED INFORMATION
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses as a percentage of total revenue (the “general and administrative expense ratio”) was 7.8% in 2016, 8.1% in 2015, and 7.9% in 2014. Our general and administrative ratio has been relatively constant since the phase-in of the ACA Medicaid Expansion and Marketplace programs beginning in 2014.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization amounted to 1.0%, 0.8% and 1.4% of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.
INTEREST EXPENSE
Interest expense increased to $101 million for the year ended December 31, 2016, compared with $66 million for the year ended December 31, 2015. The increase was due primarily to our issuance of $700 million aggregate principal amount of senior notes (the 5.375% Notes) due November 15, 2022, in the fourth quarter of 2015. For further details regarding this transaction, please refer to Notes to Consolidated Financial Statements, Note 12, “Debt.”
Interest expense increased to $66 million for the year ended December 31, 2015, compared with $57 million for the year ended December 31, 2014. The increase was due primarily to our issuance of the 5.375% Notes in the fourth quarter of 2015.
Interest expense includes non-cash interest expense relating to the amortization of the discount on our long-term debt obligations, which amounted to $31 million, $30 million and $27 million for the years ended December 31, 2016, 2015, and 2014, respectively.
INCOME TAXES
The health insurer fee that we pay to the federal government is not deductible for purposes of determining our income tax expense. The decrease in income before taxes in 2016 compared with 2015, combined with the relatively large amount of reported expenses that are not deductible for tax purposes, has resulted in an effective tax rate in excess of 70% for the full year 2016, compared with 55.5% for 2015.
The effective tax rate for 2015 was higher than 2014 primarily as a result of certain discrete tax benefits recorded in 2014 that were not recurring in 2015.

Molina Healthcare, Inc. 2016 Form 10-K | 21

LIQUIDITY AND FINANCIAL CONDITION
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
All of our investments are classified as current assets, except for our restricted investments, which are classified as non-current assets, and which are not included in the totals below. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities; we have the ability to hold our restricted investments until maturity.

Investment income increased in 2016 compared with 2015, and in 2015 compared with 2014, primarily due to the increase in invested assets in each of 2016 and 2015. See further discussion below in “Liquidity.”

Molina Healthcare, Inc. 2016 Form 10-K | 22

MARKET RISK
Our earnings and financial position are exposed to financial market risk relating changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2016, the fair value of our fixed income investments would decrease by approximately $20 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Note 5, “Fair Value Measurements,” Note 6, “Investments,” and Note 10, “Restricted Investments.”
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. As of December 31, 2016, no amounts were outstanding under the Credit Facility.
LIQUIDITY
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Year Ended December 31,
	2016	2015	2014	2015 to 2016 Change	2014 to 2015 Change
	(In millions)
Net cash provided by operating activities	$673	$1,125	$1,060	$(452)	$65
Net cash used in investing activities	(202)	(1,420)	(536)	1,218	(884)
Net cash provided by financing activities	19	1,085	79	(1,066)	1,006
Net increase in cash and cash equivalents	$490	$790	$603	$(300)	$187
Operating Activities
2016 Compared with 2015
Cash provided by operating activities was $673 million in 2016 compared with $1,125 million in 2015, a decrease of $452 million. This decrease was due primarily to a $91 million decrease in net income, and the following factors:
Receivables and deferred revenue. Cash flows from operations in each year were impacted by the timing of payments we receive from our states. In general, states may delay our premium payments, which we record as a receivable, or they may prepay the following month’s premium payment, which we record as deferred revenue. We typically receive capitation payments monthly; however, the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period. In the current year, the net effect of the timing of premiums received at our California and Illinois health plans negatively impacted our cash flows from operating activities.
Medical claims and benefits payable. In 2016, the change in medical claims and benefits payable reduced cash flows from operations by $256 million, primarily because membership and related medical costs grew at a higher rate in 2015 than in 2016, resulting in a lower year-over-year change in 2016.
Amounts due government agencies. In 2016, the change in amounts due government agencies increased cash flows from operations by $271 million, due primarily to additional accruals for ACA Marketplace risk transfer payments. In addition to the impact of amounts due for Marketplace risk transfer, changes in this account relate primarily to Health Plans segment programs that contain medical cost floors or medical cost corridors. Under such programs, a portion of certain Medicaid, Medicare, and Marketplace premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs.
2015 Compared with 2014
Cash provided by operating activities was $1,125 million in 2015, compared with $1,060 million in 2014, an increase of $65 million. This increase was primarily due to an $81 million increase in net income, and collection of premiums receivable at our California health plan in the first quarter of 2015. These increases were partially offset by our fourth quarter 2015 Medicaid expansion-related payment to the state of Washington’s Medicaid authority of $247 million, reflected in the change in amounts due to government agencies. In addition, the change in medical claims

Molina Healthcare, Inc. 2016 Form 10-K | 23

and benefits payable reduced cash flows from operations by $49 million, primarily because membership and related medical costs grew at a higher rate in 2014 than in 2015, resulting in a lower year-over-year change in 2015.
Investing Activities
2016 Compared with 2015
Cash used in investing activities was $202 million in 2016, compared with $1,420 million in 2015, a decrease of $1,218 million. Cash flows from investing activities increased in 2016 due to $840 million increased proceeds from sales and maturities of investments, and a reduction in cash paid in business combinations of $402 million in 2016 compared with 2015.
2015 Compared with 2014
Cash used in investing activities was $1,420 million in 2015, compared with $536 million in 2014. This increase was due in part to higher purchases of investments, net of sales of maturities, amounting to $477 million, as a result of cash generated from 2015 financing activities, described below.
Financing Activities
2016 Compared with 2015
Cash provided by financing activities was $19 million in 2016, compared with $1,085 million in 2015. In 2015, we received net proceeds from our fiscal 2015 offerings of 5.375% Notes, amounting to $689 million, and common stock, amounting to $373 million, with no comparable activity in 2016.
2015 Compared with 2014
Cash provided by financing activities was $1,085 million in 2015, as described above. In 2014, cash flows from financing activities was $79 million, which included $123 million in net proceeds from our fiscal 2014 offering of 1.625% Notes, partially offset by $50 million paid to settle contingent consideration liabilities associated with our 2013 business acquisitions.
FINANCIAL CONDITION
We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
On a consolidated basis, at December 31, 2016, our working capital was $1,418 million compared with $1,484 million at December 31, 2015. At December 31, 2016, our cash and investments amounted to $4,689 million, compared with $4,241 million of cash and investments at December 31, 2015.
Debt Ratings. Our 5.375% Notes are rated “BB” by Standard & Poor’s, and “Ba3” by Moody’s Investor Service, Inc. A significant downgrade in our ratings could adversely affect our borrowing capacity and costs.
FUTURE SOURCES AND USES OF LIQUIDITY
Sources
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. We received $100 million and $125 million in dividends from our regulated health plan subsidiaries in 2016 and 2015, respectively. We received $1 million and $17 million in dividends from our unregulated subsidiaries during 2016 and 2015, respectively. We did not receive dividends from our subsidiaries in 2014. See further discussion in Notes to Consolidated Financial Statements, Note 19, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions,” and Note 22, “Condensed Financial Information of Registrant—Note C - Dividends and Capital Contributions.”
Credit Facility. Refer to Note 12, “Debt,” for a detailed discussion of our Credit Facility.
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

Molina Healthcare, Inc. 2016 Form 10-K | 24

Uses
Regulatory Capital Requirements. In 2016, 2015, and 2014, we contributed capital amounting to $338 million, $320 million, and $248 million, respectively, to our health plans subsidiaries to satisfy statutory net worth requirements. For a comprehensive discussion of this topic, refer to Notes to Consolidated Financial Statements, Note 19, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
Acquisitions. In 2016, 2015, and 2014, we paid $48 million, $450 million, and $44 million, respectively, for businesses or assets acquired in business combinations. Consistent with our business strategy, we will continue to evaluate acquisition opportunities.
States’ Budgets. From time to time, the states in which our health plans operate may delay premium payments. For example, the state of Illinois is currently operating without a budget for its current fiscal year. As of December 31, 2016, our Illinois health plan served approximately 195,000 members, and recognized premium revenue of approximately $601 million for the year ended December 31, 2016. As of February 24, 2017, the state of Illinois owed us approximately $68 million for certain October, November and December 2016 premiums.
In another example, the Commonwealth of Puerto Rico’s fiscal plan, issued on October 14, 2016, reported that current revenues are insufficient to support existing current operations and debt service. While the Commonwealth reports that it will prioritize health care spending, it stresses the need to address the cap on federal matching funds it receives for its participation in the Medicaid program. Among the fiscal issues expected to further exacerbate the Commonwealth’s current debt crisis is the depletion of ACA funds, estimated to occur in the Commonwealth’s fiscal year 2018. As of December 31, 2016, our Puerto Rico health plan served approximately 330,000 members and recorded premium revenue of approximately $726 million for the year ended December 31, 2016. As of February 24, 2017, the Commonwealth is current with its premium payments.
Convertible Senior Notes. Refer to Note 12, “Debt,” for a detailed discussion of our Convertible Senior Notes. Both our 1.125% Notes and our 1.625% Notes are convertible into cash prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger. The stock price trigger for the 1.125% Notes is $53.00 per share. The 1.125% Notes met this trigger in the quarter ended December 31, 2016, and are convertible to cash through at least March 31, 2017. Because the 1.125% Notes may be converted into cash within 12 months, the $471 million carrying amount is reported in current portion of long-term debt as of December 31, 2016. For economic reasons related to the trading market for our 1.125% Notes, we believe that the amount of the notes that may be converted over the next twelve months, if any, will not be significant. However, if the trading market for our 1.125% Notes becomes closed or restricted due to market turmoil or other reasons such that the notes cannot be traded, or if the trading price of our 1.125% Notes, which normally trade at a marginal premium to the underlying composite stock-and-interest economic value, no longer includes that marginal premium, holders of our 1.125% Notes may elect to convert the notes to cash.
The stock price trigger for the 1.625% Notes is $75.51 per share. The last reported sale price of our common stock as reported on the New York Stock Exchange on February 24, 2017 was $48.83 per share. As of December 31, 2016, our 1.625% Notes were not convertible. If conversion requests are received, the settlement of the notes must be paid primarily in cash pursuant to the terms of the relevant indentures.
We have sufficient available cash, combined with borrowing capacity available under our Credit Facility, to fund such conversions.
CONTRACTUAL OBLIGATIONS
In the table below, we present our contractual obligations as of December 31, 2016. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.
Additionally, we have a variety of other contractual agreements related to acquiring services used in our operations. However, we believe these other agreements do not contain material noncancelable commitments.

Molina Healthcare, Inc. 2016 Form 10-K | 25

	Total (1)	2017	2018-2019	2020-2021	2022 and after
	(In millions)
Medical claims and benefits payable	$1,929	$1,929	$—	$—	$—
Principal amount of senior notes (2)	1,552	—	—	550	1,002
Amounts due government agencies	1,202	1,202	—	—	—
Lease financing obligations	427	17	35	38	337
Interest on long-term debt	376	49	98	85	144
Operating leases	267	63	107	54	43
Purchase commitments	20	10	10	—	—
	$5,773	$3,270	$250	$727	$1,526
_______________________________

(1)
As of December 31, 2016, we have recorded approximately $11 million of unrecognized tax benefits. The table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. For further information, refer to Notes to Consolidated Financial Statements, Note 14, “Income Taxes.”

(2)
Represents the principal amounts due on our 5.375% Senior Notes due 2022, 1.125% Cash Convertible Senior Notes due 2020, and our 1.625% Convertible Senior Notes due 2044 (1.625% Notes). The 1.625% Notes have a contractual maturity date in 2044; however, on specified dates beginning in 2018, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes, as described in Notes to Consolidated Financial Statements, Note 12, “Debt.”

Commitments and Contingencies. We are not a party to off-balance sheet financing arrangements, except for operating leases which are disclosed in Notes to Consolidated Financial Statements, Note 19, “Commitments and Contingencies.”

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

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates. Our most significant accounting estimates relate to:

•	Health Plans segment medical claims and benefits payable. See discussion below, and refer to Notes to Consolidated Financial Statements, Note 11, “Medical Claims and Benefits Payable.”

Molina Healthcare, Inc. 2016 Form 10-K | 26

•
Health Plans segment contractual provisions that may adjust or limit revenue or profit. For a comprehensive discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”

•
Health Plans segment quality incentives. For a comprehensive discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”

•
Molina Medicaid Solutions segment revenue and cost recognition. For a comprehensive discussion of this topic, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”

•	Goodwill and intangible assets, net. See discussion below, and refer to Notes to Consolidated Financial Statements, Note 9, “Goodwill and Intangible Assets.”

MEDICAL CLAIMS AND BENEFITS PAYABLE - HEALTH PLANS SEGMENT
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. As of December 31, 2016 and 2015, we recorded non-risk provider payables relating to such intermediary arrangements of approximately $225 million and $167 million, respectively.
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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are incurred but not paid (IBNP). Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the graph above, our estimated IBNP liability represented $1,352 million of our total medical claims and benefits payable of $1,929 million as of December 31, 2016.
The factors we consider when estimating our IBNP include, without limitation:

Molina Healthcare, Inc. 2016 Form 10-K | 27

•	claims receipt and payment experience (and variations in that experience),

•	changes in membership,

•	provider billing practices,

•	health care service utilization trends,

•	cost trends,

•	product mix,

•	seasonality,

•	prior authorization of medical services,

•	benefit changes,

•	known outbreaks of disease or increased incidence of illness such as influenza,

•	provider contract changes,

•	changes to Medicaid fee schedules, and

•	the incidence of high dollar or catastrophic claims.
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
The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2016 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding December 31, 2016, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in millions.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$462
(4)%	308
(2)%	154
2%	(154)
4%	(308)
6%	(462)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2016 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in millions.

Molina Healthcare, Inc. 2016 Form 10-K | 28

(Decrease) Increase in Trended Per Member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(238)
(4)%	(158)
(2)%	(79)
2%	79
4%	158
6%	238
The following per-share amounts are based on a combined federal and state statutory tax rate of 37%, and 56 million diluted shares outstanding for the year ended December 31, 2016. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at December 31, 2016, net income for the year ended December 31, 2016 would increase or decrease by approximately $49 million, or $0.86 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at December 31, 2016, net income for the year ended December 31, 2016 would increase or decrease by approximately $25 million, or $0.44 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $243 million, or $4.32 per diluted share, and $125 million, or $2.22 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, changes in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $49 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
After we have established our base IBNP reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, once again using actuarial techniques, to account for adverse deviation in our claims payments for which the base actuarial model is not intended to and does not account. We refer to this additional liability as the provision for adverse claims deviation. The provision for adverse claims deviation is a component of our overall determination of the adequacy of our IBNP. It is intended to capture the potential inadequacy of our IBNP estimate as a result of our inability to adequately assess the impact of factors such as changes in the speed of claims receipt and payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations such as the aged, blind or disabled, changes to state-controlled fee schedules upon which a large proportion of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNP after considering the base actuarial model reserves and the provision for adverse claims deviation.
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

Molina Healthcare, Inc. 2016 Form 10-K | 29

may be required to do so again in the future. Any significant increases to prior period claims reserves would materially decrease reported earnings for the period in which the adjustment is made.
In our judgment, the estimates for completion factors will likely prove to be more accurate than trended PMPM cost estimates because estimated completion factors are subject to fewer variables in their determination. Specifically, completion factors are developed over long periods of time, and are most likely to be affected by changes in claims receipt and payment experience and by provider billing practices. Trended PMPM cost estimates, while affected by the same factors, will also be influenced by health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, outbreaks of disease or increased incidence of illness, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. As discussed above, however, changes in estimates involving trended PMPM costs will almost always be accompanied by changes in estimates involving completion factors, and vice versa. In such circumstances, changes in estimation involving both completion factors and trended PMPM costs will act to drive estimates of claims liabilities (and therefore medical care costs) in the same direction.
Refer to Notes to Consolidated Financial Statements, Note 11, “Medical Claims and Benefits Payable,” for additional information regarding the specific factors used to determine our changes in estimates of IBNP, as well as a table presenting the components of the change in our medical claims and benefits payable, for all periods presented in the accompanying consolidated financial statements.

GOODWILL AND INTANGIBLE ASSETS, NET
At December 31, 2016, goodwill and intangible assets, net, represented approximately 10% of total assets and 46% of total stockholders’ equity, compared with 10% and 41%, respectively, at December 31, 2015.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized, but is subject to an annual impairment test. We are required to test at least annually for impairment, or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Such events or circumstances may include experienced or expected operating cash-flow deterioration or losses, significant loss of membership, loss of state funding, loss of state contracts, and other factors.
We conduct our required annual impairment testing of goodwill during the fourth quarter. When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, cost factors, and changes in overall performance, to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform additional quantitative analysis. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing. We believe that the dynamic economic and political environments in which we operate often necessitate the performance of the quantitative test to prove that goodwill is not impaired on an annual basis.
Under the quantitative test we first measure the fair values of our reporting units and compare them to the carrying values of the respective units, including goodwill. Second, if the fair value is less than the carrying value of the reporting unit, then the implied value of goodwill would be calculated and compared with the carrying amount of goodwill to determine the impairment charge, if any.
We estimate the fair values of our reporting units using discounted cash flows. In the discounted cash flow analyses, we must make assumptions about a wide variety of internal and external factors. Significant assumptions include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods, and discount rates. We use a discount rate that corresponds to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate.
The fair value of our reporting units with significant goodwill generally exceeded carrying amounts substantially, by margins of greater than 100%. At December 31, 2016, the fair values of our Illinois health plan, Pathways subsidiary, and Molina Medicaid Solutions segment exceeded their carrying amounts by 42%, 54%, and 70%, respectively. The Illinois health plan acquired significant additional membership in 2016. As these members transition to managed care, we will continue to monitor the plan’s future health care costs and expected cash flows. At our Pathways subsidiary, we expect to leverage certain behavioral health capabilities to expand the revenue and

Molina Healthcare, Inc. 2016 Form 10-K | 30

profit margin of our Health Plans segment. Since we acquired Pathways in late 2015, we continue to integrate its operations and develop intersegment services. At the Molina Medicaid Solutions segment, one of the factors considered in the discounted cash flow model is the procurement of new state MMIS contracts. Since our acquisition of this business in 2010, we have entered into three contracts to provide new or replacement MMIS. Our existing state MMIS contracts have terms that currently extend to 2018 through 2025, before renewal options.
Key assumptions in our cash flow projections, including changes in membership, premium rates, health care and operating cost trends, contract renewals and the procurement of new contracts, and synergies expectations relating to newly acquired businesses, are consistent with those used in our long-range business plan and annual planning process. If these assumptions differ from actual results, the outcome of our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss.
Intangible Assets
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
No significant impairment charges relating to long-lived assets, including intangible assets, were recorded in the years ended December 31, 2016, 2015, or 2014.

SUPPLEMENTAL INFORMATION
FINANCIAL MEASURES THAT SUPPLEMENT U.S. GAAP (NON-GAAP FINANCIAL MEASURES)
We use these non-GAAP financial measures as supplemental metrics in evaluating our financial performance, making financing and business decisions, and forecasting and planning for future periods. For these reasons, management believes such measures are useful supplemental measures to investors in comparing our performance to the performance of other public companies in the health care industry.
EBITDA*
We believe that EBITDA* is particularly helpful in assessing our ability to meet the cash demands of our operating units. The following table reconciles net income, which we believe to be the most comparable GAAP measure, to EBITDA*.

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net income	$52	$143	$62
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	161	120	114
Interest expense	101	66	57
Income tax expense	153	179	72
EBITDA*	$467	$508	$305

Molina Healthcare, Inc. 2016 Form 10-K | 31

ADJUSTED NET INCOME* AND ADJUSTED NET INCOME PER SHARE*
We believe that adjusted net income* and adjusted net income per diluted share* is very helpful in assessing our financial performance exclusive of the non-cash impact of the amortization of purchased intangibles. The following table reconciles net income, which we believe to be the most comparable GAAP measure, to adjusted net income*.

	Year Ended December 31,
	2016		2015		2014
	(In millions, except diluted per-share amounts)
	Amount	Per share	Amount	Per share	Amount	Per share
Net income	$52	$0.92	$143	$2.58	$62	$1.29
Adjustment:
Amortization of intangible assets	32	0.57	18	0.32	20	0.42
Income tax effect (1)	(12)	(0.21)	(7)	(0.12)	(7)	(0.15)
Amortization of intangible assets, net of tax effect	20	0.36	11	0.20	13	0.27
Adjusted net income*(2)	$72	$1.28	$154	$2.78	$75	$1.56
________________________

(1)	Income tax effect of adjustments calculated at the blended federal and state statutory tax rate of 37%.

(2)
Beginning in the first quarter of 2016, we revised our calculation of adjusted net income*. We no longer subtract “Amortization of convertible senior notes and lease financing obligations” from net income to arrive at adjusted net income*. We made this change because various capital transactions completed in 2015 reduced our relative reliance on convertible notes and lease financing as sources of capital. We believe that this change enhances the comparability of these non-GAAP measures with the corresponding non-GAAP measures used by our competitors. All periods presented conform to this presentation.

Molina Healthcare, Inc. 2016 Form 10-K | 32

OTHER FINANCIAL DATA
SELECTED FINANCIAL DATA
(In millions, except per-share amounts)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Income Data:
Revenue:
Premium revenue	$16,392	$13,241	$9,023	$6,179	$5,544
Service revenue (1)	539	253	210	205	188
Premium tax revenue	468	397	294	172	159
Health insurer fee revenue	345	264	120	—	—
Investment income and other revenue	38	23	20	33	23
Total revenue	17,782	14,178	9,667	6,589	5,914
Operating expenses:
Medical care costs	14,774	11,794	8,076	5,380	4,991
Cost of service revenue (1)	485	193	157	161	141
General and administrative expenses	1,393	1,146	765	666	519
Premium tax expenses	468	397	294	172	159
Health insurer fee expenses	217	157	89	—	—
Depreciation and amortization	139	104	93	73	63
Total operating expenses	17,476	13,791	9,474	6,452	5,873
Operating income	306	387	193	137	41
Other expenses, net:
Interest expense	101	66	57	52	17
Other (income) expense, net	—	(1)	1	4	1
Total other expenses, net	101	65	58	56	18
Income from continuing operations before income taxes	205	322	135	81	23
Income tax expense	153	179	73	36	10
Income from continuing operations	52	143	62	45	13
Income (loss) from discontinued operations, net of tax expense (benefit) (2)	—	—	—	8	(3)
Net income	$52	$143	$62	$53	$10
Basic net income per share: (3)
Income from continuing operations	$0.93	$2.75	$1.34	$0.98	$0.28
(Loss) income from discontinued operations	—	—	(0.01)	0.18	(0.07)
Basic net income per share	$0.93	$2.75	$1.33	$1.16	$0.21
Diluted net income per share: (3)
Income from continuing operations	$0.92	$2.58	$1.30	$0.96	$0.27
(Loss) income from discontinued operations	—	—	(0.01)	0.17	(0.06)
Diluted net income per share	$0.92	$2.58	$1.29	$1.13	$0.21
Weighted average shares outstanding:
Basic	55	52	47	46	46
Diluted	56	56	48	47	47
_______________________________

(1)	Service revenue and cost of service revenue include revenue and costs generated by our Pathways subsidiary, which was acquired on November 1, 2015.

(2)	Income (loss) from discontinued operations is presented net of income tax expense (benefit), which was insignificant in 2016, 2015 and 2014, and $(10), and $(1), in 2013 and 2012, respectively.

Molina Healthcare, Inc. 2016 Form 10-K | 33

(3)	Source data for calculations in thousands.

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$2,819	$2,329	$1,539	$936	$796
Total assets	7,449	6,576	4,435	2,988	1,901
Long-term debt, including current portion (1)	1,645	1,609	887	770	261
Total liabilities	5,800	5,019	3,425	2,095	1,119
Stockholders’ equity	1,649	1,557	1,010	893	782
_______________________________

(1)	Includes senior notes, lease financing obligations, and other long-term debt.
STOCK REPURCHASE PROGRAMS
Purchases of common stock made by us, or on our behalf during the quarter ended December 31, 2016, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares Authorized to Be Purchased Under the Plans or Programs (2)
October 1 — October 31	185	$58.32	—	$50,000,000
November 1 — November 30	329	$53.94	—	$50,000,000
December 1 — December 31	339	$52.69	—	$50,000,000
	853	$54.39	—
_______________________________

(1)	During the quarter ended December 31, 2016, we withheld 853 shares of common stock under our 2011 Equity Incentive Plan to settle our employees’ income tax obligations.

(2)
In December 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock or senior notes. We did not repurchase any shares under this program, which expired without renewal on December 31, 2016.

STOCK PERFORMANCE GRAPH
The following graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or to be “filed” with the U.S. Securities and Exchange Commission (SEC) (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that we specifically incorporate it by reference into a filing.
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (S&P 500) and a peer group index for the five-year period from December 31, 2011 to December 31, 2016. The comparison assumes $100 was invested on December 31, 2011, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Molina Healthcare, Inc. 2016 Form 10-K | 34

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Molina Healthcare, Inc., the S&P 500 Index,
Old Peer Group and New Peer Group

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Molina Healthcare, Inc.
S&P 500
Old Peer Group
New Peer Group

The old peer group index, used in last year’s Annual Report on Form 10-K and also set forth above, consists of Brookdale Senior Living, Inc. (BKD), Catamaran Corporation (CTRX), Centene Corporation (CNC), Community Health Systems, Inc. (CYH), DaVita HealthCare Partners, Inc. (DVA), Health Net, Inc. (HNT), Kindred Healthcare, Inc. (KND), Laboratory Corporation of America Holdings (LH), Life Point Hospitals, Inc. (LPNT), Magellan Health, Inc. (MGLN), Omnicare, Inc. (OCR), Quest Diagnostics, Inc. (DGX), Select Medical Holdings Corporation (SEM), Team Health Holdings, Inc. (TMH), Tenet Healthcare Corporation (THC), Universal American Corporation (UAM), Universal Health Services, Inc. (UHS) and WellCare Health Plans, Inc. (WCG).
The new peer group index consists of Centene Corporation (CNC), Cigna Corporation (CI), DaVita HealthCare Partners, Inc. (DVA), Humana Inc. (HUM), Magellan Health, Inc. (MGLN), Team Health Holdings, Inc. (TMH), Tenet Healthcare Corporation (THC), Triple-S Management Corporation (GTS), Universal American Corporation (UAM), Universal Health Services, Inc. (UHS) and WellCare Health Plans, Inc. (WCG).

Molina Healthcare, Inc. 2016 Form 10-K | 35

STOCK PRICE RANGE AND DIVIDENDS
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 24, 2017, there were approximately 120 holders of record of our common stock.
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
Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see Notes to Consolidated Financial Statements, Note 19, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
PROPERTIES
As of December 31, 2016, the Health Plans segment leased a total of 89 facilities, the Molina Medicaid Solutions segment leased a total of 13 facilities and the Other segment leased a total of 289 facilities. We own a 186,000 square-foot office building in Troy, Michigan and a 24,000 square-foot mixed use (office and clinic) facility in Pomona, California under our Health Plans segment. We own a 26,700 square foot data center in Albuquerque, New Mexico and 40 properties in Pennsylvania, which are primarily residential housing facilities, under our Other segment. While we believe our current and anticipated facilities will be adequate to meet our operational needs for the foreseeable future, we are continuing to periodically evaluate our employee and operational growth prospects to determine if additional space is required, and where it would be best located.
EMPLOYEES
As of December 31, 2016, we had approximately 21,000 employees. Our employee base is multicultural and reflects the diverse membership we serve.

Molina Healthcare, Inc. 2016 Form 10-K | 36

AVAILABLE INFORMATION
Dr. C. David Molina founded our Company in 1980 as a provider organization serving low-income families in Southern California.  We were originally organized in California as a holding company for our initial health plan and reincorporated in Delaware in 2002. Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666.
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

RISK FACTORS
This Annual Report on Form 10-K and the documents we incorporate by reference in this report contain “forward-looking statements” as discussed in the Forward-Looking Statements section.
The risk factors below should be considered not only with regard to the information contained in this annual report, but also with regard to the information and statements in the other periodic or current reports we file with the SEC, as well as our press releases, presentations to securities analysts or investors, or other communications made by or with the approval of one of our executive officers. No assurance can be given that we will actually achieve the results contemplated or disclosed in our forward-looking statements. Such statements may turn out to be wrong due to the inherent uncertainties associated with future events. Accordingly, you should not place undue reliance on our forward-looking statements, which reflect management’s analyses, judgments, beliefs, or expectations only as of the date they are made.
The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties not currently known to us or that we currently deem insignificant may also affect our business and operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties. Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications.
Risks Related to Our Health Plans Segment
We operate in an unstable political environment which creates uncertainties with regard to the sources and amounts of our revenues, volatility with regard to the amount of our medical costs, and vulnerability to unforeseen programmatic or regulatory changes.
As a result of the election of President Trump and the GOP control of both houses of Congress, there is currently a great deal of discussion and debate about the repeal and replacement of the ACA. As a result, the future of the ACA and its underlying programs are subject to substantial uncertainty, making long-term business planning exceedingly difficult. We are unable to predict with any degree of certainty whether the ACA will be modified or repealed in its entirety, and if it is repealed, what it will be replaced with; nor are we able to predict when any such changes, if enacted, would become effective.
Currently, there are a number of different legislative proposals being considered, some of which would involve significantly reduced federal spending on the Medicaid program, and constitute a fundamental change in the federal role in health care. These proposals include elements such as the following: ending the entitlement nature of Medicaid (and perhaps Medicare as well) by capping future increases in federal health spending for these programs, and shifting much more of the risk for health costs in the future to states and consumers; reversing the ACA’s expansion of Medicaid that enables states to cover low-income childless adults; changing Medicaid to a state

Molina Healthcare, Inc. 2016 Form 10-K | 37

block grant program, including potentially capping spending on a per-enrollee basis (a “per capita cap”); prohibiting the federal government from operating Marketplaces; eliminating the advanced premium tax credits, and cost-sharing reductions for low income individuals who purchase their health insurance through the Marketplaces; expanding and encouraging the use of private health savings accounts; providing for insurance plans that offer fewer and less extensive health insurance benefits than under the ACA’s essential health benefits package, including broader use of catastrophic coverage plans; establishing and funding high risk pools or reinsurance programs for individuals with chronic or high cost conditions; allowing insurers to sell insurance across state lines; and numerous other potential changes and reforms. Changes to or the repeal of the ACA, or the adoption of new health care regulatory laws, could have a material adverse effect on our business, financial condition, cash flows or results of operations.
The Medicaid Expansion could be reversed.
In the states that have elected to participate, the ACA provided for the expansion of the Medicaid program to offer eligibility to nearly all low-income people under age 65 with incomes at or below 138% of the federal poverty line. Since January 1, 2014, our health plans in California, Illinois, Michigan, New Mexico, Ohio, and Washington have participated in the Medicaid Expansion program under the ACA. At December 31, 2016, our membership included approximately 673,000 Medicaid Expansion members, or 16% of our total membership. If the Medicaid Expansion is reversed by repeal of the ACA, we could lose this membership, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
The Marketplace could be eliminated, or our continued participation in 2018 could become financially unsustainable.
The ACA authorized the creation of marketplace insurance exchanges (the “Marketplace”), allowing individuals and small groups to purchase federally subsidized health insurance. We participate in the individual Marketplace in nine states. As of December 31, 2016, our Marketplace membership represented 13% of our total membership, or approximately 526,000 members. Our membership in 2017 is even higher, with 920,000 members as of January 31, 2017. The risk of material variances between actual results and our pricing assumptions is compounded by increased uncertainty created by competitors exiting the Marketplace, unknown impacts of legislative and/or regulatory changes, and changes to the risk transfer algorithm.
A number of larger commercial insurance plans, including most recently, Humana Inc., have announced their intention to discontinue their participation in the Marketplace. The perceived instability and impending changes in the Marketplace could further promote reduced participation among the uninsured. Further, the withdrawal of cost sharing subsidiaries and/or premium tax credits, the elimination of the individual mandate to purchase health insurance, the use of special enrollment periods, or any announcement that some or all of our health plans will be leaving the Marketplace for 2018, could additionally impact Marketplace enrollment. These market and political dynamics may increase the risk that our Marketplace products will be selected by individuals who have a higher risk profile or utilization rate than we anticipated when we established the pricing for our Marketplace products, leading to financial losses.
In addition, during 2016 our results were severely impacted by a risk transfer methodology that we believe penalizes comparatively efficient and affordable health plans like ours. That same flawed methodology is also in place for 2017 (although we are advocating for its immediate change). If we fail to accurately project the adverse impact of the risk transfer methodology, our results in 2017 could be adversely and materially affected.
The Medicare-Medicaid Duals Demonstration Pilot Programs could be discontinued or altered, resulting in a loss of premium revenue.
To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligibles”), and to deliver services to these individuals in a more financially efficient manner, under the direction of CMS some states implemented demonstration pilot programs to integrate Medicare and Medicaid services for dual eligible individuals. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). We operate MMPs in six states: California, Illinois, Michigan, Ohio, South Carolina, and Texas. At December 31, 2016, our membership included approximately 51,000 integrated MMP members, representing just over 1% of our total membership. However, the capitation payments paid to us for dual eligible is significantly higher than the capitation payments for other members, representing 8% of our total premium revenues in 2016. If the states running the MMP pilot programs conclude that the programs are not delivering better coordinated care and reduced cost, they could decide to discontinue the programs, or to substantially alter the programs, resulting in a reduction in our premium revenues.

Molina Healthcare, Inc. 2016 Form 10-K | 38

Continuing changes in health care laws, and in the health care industry, make it difficult to develop actuarially sound rates.
Comprehensive changes to the U.S. health care system make it more difficult for us to manage our business, and increase the likelihood that the assumptions we make with respect to our future operations and results will prove to be inaccurate. The continuing pace of change has made it difficult for us to develop actuarially sound rates because we have limited historical information on which to develop these rates. In the absence of significant historical information to develop actuarial rates, we must make certain assumptions. These assumptions may subsequently prove to be inaccurate. For example, rates of utilization could be significantly higher than we projected, or the assumptions of policymakers about the amount of savings that could be achieved through the use of utilization management in managed care could be flawed. Moreover, our lack of actuarial experience for a particular program, region, or population, could cause us to set our reserves at an inadequate level.
We are dependent upon a small number of state Medicaid contracts for the majority of our revenue.
If the responsive bids of our health plans for new or renewed Medicaid contracts are not successful, or if our government contracts are terminated or are not renewed, our premium revenues could be materially reduced and our operating results could be negatively impacted.
Many of our government contracts are subject to periodic competitive bidding. In 2017, we expect to participate in a competitive bidding process in each of the states of Illinois, Washington, Florida, New Mexico and Texas. In such process, our health plans may face competition from numerous other health plans, many with greater financial resources and greater name recognition than we have. If the responsive bid of one or more of our health plans is not successful, we will lose our Medicaid contract in the applicable state or states, and our premium revenues could be materially reduced as a result. If we are unable to renew, successfully re-bid, or compete for any of our government contracts, or if any of our contracts are terminated or renewed on less favorable terms, our business, financial condition, cash flows, or results of operations could be adversely affected. Alternatively, even if our responsive bids are successful, the bids may be based upon assumptions regarding enrollment, utilization, medical costs, or other factors which could result in the Medicaid contract being less profitable than we had expected or, in extreme cases, could result in a net loss.
Because we derive our premium revenues from a relatively small number of state health plans, adverse changes in any one of the jurisdictions in which we operate could adversely impact our business, financial condition, cash flows, or results of operations.
We currently derive our premium revenues from 12 state health plans and our health plan in the Commonwealth of Puerto Rico. If we are unable to continue to operate in any of those jurisdictions, or if our current operations in any portion of the jurisdictions we are in are significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of jurisdictions could cause our revenue and profitability to change suddenly and unexpectedly in the event of an abrupt loss of membership, significant rate reductions, a loss of a material contract, legislative actions, changes in Medicaid eligibility methodologies, catastrophic claims, an epidemic, an unexpected increase in utilization, general economic conditions, and similar factors in those jurisdictions. Our inability to continue to operate in any of the jurisdictions in which we currently operate, or a significant change in the nature of our existing operations, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Our health plans segment operates with very low profit margins, and small changes in operating performance or slight changes to our accounting estimates will have a disproportionate impact on our reported net income.
A substantial portion of our premium revenues is subject to risks related to medical cost expenditure floors and corridors, administrative cost and profit ceilings, premium stabilization programs, and cost-plus and performance-based reimbursement programs.
A substantial portion of our premium revenue is subject to contract provisions pertaining to medical cost floors and corridors, administrative cost and profit ceilings, cost-plus reimbursement, premium stabilization programs, and profit-sharing arrangements. Many of these contract provisions are complex, or are poorly or ambiguously drafted, and thus are potentially subject to differing interpretations by ourselves and the relevant government agency with whom we contract. If the applicable government agency disagrees with our interpretation or implementation of a particular contract provisions at issue, we could be required to adjust the amount of our obligations under these provisions and/or make a payment or payments to the government agency. Any interpretation of these contract

Molina Healthcare, Inc. 2016 Form 10-K | 39

provisions that varies from our interpretation and implementation of the provision, or that is inconsistent with our revenue recognition accounting treatment, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
In addition, many of our contracts also contain provisions pertaining to at-risk premiums that require us to meet certain quality performance measures to earn all of our contract revenues. If we are unsuccessful in achieving the stated performance measure, we will be unable to recognize the revenue associated with that measure. Any failure of our health plans to satisfy one of these performance measure provisions could have a material adverse effect on our business, financial condition, cash flows or results of operations.
If we are unable to deliver quality care, and maintain good relations with the physicians, hospitals, and other providers with whom we contract, or if we are unable to enter into cost-effective contracts with such providers, our profitability could be adversely affected.
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
Some providers that render services to our members are not contracted with our health plans. In those cases, there is no pre-established understanding between the provider and our health plan about the amount of compensation that is due to the provider. In some states, the amount of compensation is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances, providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with our health plan. The uncertainty of the amount to pay and the possibility of subsequent adjustment of the payment could adversely affect our business, financial condition, cash flows, or results of operations.
Failure to attain profitability in any new start-up operations could negatively affect our results of operations.
Start-up costs associated with a new business can be substantial. For example, to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, have infrastructure and required systems in place, and demonstrate our ability to obtain a state contract and process claims. Often, we are also required to contribute significant capital to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties. If we are unsuccessful in obtaining the certificate of authority, winning the bid to provide services, or attracting members in sufficient numbers to cover our costs, any new business of ours would fail. We also could be required by the state or commonwealth to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or to recover our start-up costs.
Even if we are successful in establishing a profitable health plan in a new state or commonwealth, increasing membership, revenues, and medical costs will trigger increased mandated net worth requirements which could substantially exceed the net income generated by the health plan. Rapid growth in an existing state or commonwealth will also result in increased net worth requirements. In such circumstances, we may not be able to fund on a timely basis, or at all, the increased net worth requirements with our available cash resources. The expenses associated with starting up a health plan in a new state or commonwealth, or expanding a health plan in

Molina Healthcare, Inc. 2016 Form 10-K | 40

an existing state or commonwealth could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Difficulties in executing our acquisition strategy could adversely affect our business.
The acquisitions of other health plans and the assignment and assumption of Medicaid contract rights of other health plans have accounted for a significant amount of our growth over the last several years. Although we cannot predict with certainty our rate of growth as the result of acquisitions, we believe that additional acquisitions of all sizes will be important to our future growth strategy. Many of the other potential purchasers of these assets—particularly operators of large commercial health plans—have significantly greater financial resources than we do. Also, many of the sellers may insist on selling assets that we do not want, such as commercial lines of business, or may insist on transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable targets, we may be unable to complete acquisitions on terms favorable to us, or at all, or obtain the necessary financing for these acquisitions. For these reasons, among others, we cannot provide assurance that we will be able to complete favorable acquisitions, especially in light of the volatility in the capital markets over the past several years, or that we will not complete acquisitions that turn out to be unfavorable. Further, to the extent we complete an acquisition, we may be unable to realize the anticipated benefits from such acquisition because of operational factors or difficulty in integrating the acquisition with our existing business. Problems that we may encounter in connection with our integration efforts include the following:

•	additional employees who are not familiar with our operations or our corporate culture,

•	new provider networks which may operate on terms different from our existing networks,

•	additional members who may decide to transfer to other health care providers or health plans,

•	disparate information, claims processing, and record-keeping systems and difficulties integrating the acquired businesses on our information technology platform,

•
internal controls and accounting policies, including those which require the exercise of judgment and complex estimation processes, such as estimates of claims incurred but not reported, accounting for goodwill, intangible assets, stock-based compensation, and income tax matters, and

•	new regulatory schemes, relationships, practices, and compliance requirements.
We are generally required to obtain regulatory approval from one or more state agencies when making acquisitions of health plans. If we seek to acquire a business located in a state in which we do not already operate, we must obtain the necessary licenses to operate in that state. In addition, although we may already operate in a state in which we acquire a new business, we would be required to obtain regulatory approval if, as a result of the acquisition, we will operate in an area of that state in which we did not operate previously. Furthermore, we may be required to renegotiate contracts with the network providers of the acquired business. We may be unable to obtain the necessary governmental approvals, comply with these regulatory requirements or renegotiate the necessary provider contracts in a timely manner, if at all.
The exorbitant cost of specialty drugs and new generic drugs could have a material adverse effect on the level of our medical costs and our results of operations.
Introduction of new high cost specialty drugs and sudden costs spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our capitation rates are not adequate to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high cost inflation of generic drugs without an appropriate rate adjustment or other reimbursement mechanism adversely impacts our financial conditional and operational results. For example, Gilead priced a new hepatitis C drug, Sovaldi, at $84,000 per standard course of therapy in 2014. With the advent of Sovaldi in early 2014, the cost of the drug was generally not factored into our 2014 capitation rates which undermined the actuarial soundness of those rates. Further, the relatively high incidence of hepatitis C in Medicaid populations coupled with the exorbitant cost of Sovaldi created a public health and public financing problem across the country. More recently, the FDA approved the first drug to treat patients with spinal muscular atrophy, Spinraza, in December 2016. After this approval, the distributor of Spinraza announced that one dose will have a list price of $125,000, which means the drug will cost between $650,000 and $750,000 to cover the five or six doses required in the first year, and approximately $375,000 annually thereafter, presumably for the life of the patient. The inordinate cost of Spinraza was not contemplated in the development of our 2017 capitation rates. In addition, evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, and

Molina Healthcare, Inc. 2016 Form 10-K | 41

changes in discounts. Although we will continue to work with state Medicaid agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals trends, there can be no assurance that we will always be successful.
We rely on the accuracy of eligibility lists provided by state governments. Inaccuracies in those lists would negatively affect our results of operations.
Premium payments to our health plans are based upon eligibility lists produced by state governments. From time to time, states require us to reimburse them for premiums paid to us based on an eligibility list that a state later discovers contains individuals who are not in fact eligible for a government sponsored program or are eligible for a different premium category or a different program. Alternatively, a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be adversely affected as a result of such reimbursement to the state if we make or have made related payments to providers and are unable to recoup such payments from the providers.
The insolvency of a delegated provider could obligate us to pay its referral claims, which could have a material adverse effect on our business, cash flows, or results of operations.
Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation arrangements, we pay a fixed amount PMPM to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Due to insolvency or other circumstances, such providers may be unable to pay claims they have incurred with third parties in connection with referral services provided to our members. The inability of delegated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures may force us to pay such claims even when we have no legal obligation to do so; or we have already paid claims to a delegated provider and such payments cannot be recouped when the delegated provider becomes insolvent. Liabilities incurred or losses suffered as a result of provider insolvency could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Numerous circumstances might lead to inadequate premium rates, or to the inability of Medicaid agencies to pay us according to the terms of our contracts with those agencies.
State and federal budget deficits may result in Medicaid, CHIP, or Medicare funding cuts which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid and CHIP programs. The states in which we operate our health plans regularly face significant budgetary pressures. As discussed below, such budgetary pressures are particularly intense in the Commonwealth of Puerto Rico. State budgetary pressures may result in unexpected Medicaid, CHIP, or Medicare rate cuts which could reduce our revenues and profit margins. Moreover, some federal deficit reduction or entitlement reform proposals would fundamentally change the structure and financing of the Medicaid program. A number of these proposals include both tax increases and spending reductions in discretionary programs and mandatory programs, such as Social Security, Medicare, and Medicaid.
We are unable to determine how any future congressional spending cuts will affect Medicare and Medicaid reimbursement. We believe there will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care that, if adopted, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Receipt of inadequate or significantly delayed premiums could negatively affect our business, financial condition, cash flows, or results of operations.
Our premium revenues consist of fixed monthly payments per member, and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide health care services as established by the state governments. We use a large portion of our revenues to pay the costs of health care services delivered to our members. If premiums do not increase when expenses related to medical services rise, our medical margins will be compressed, and our earnings will be negatively affected. A state could increase hospital or other provider rates without making a commensurate increase in the rates paid to us, or could lower our rates without making a commensurate reduction in the rates paid to hospitals or other providers. In addition, if the actuarial assumptions made by a state in implementing a rate or benefit change are incorrect or are at variance with the particular utilization patterns of the members of one or more

Molina Healthcare, Inc. 2016 Form 10-K | 42

of our health plans, our medical margins could be reduced. Any of these rate adjustments in one or more of the states in which we operate could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Furthermore, a state or commonwealth undergoing a budget crisis may significantly delay the premiums paid to one of our health plans. Any significant delay in the monthly payment of premiums to any of our health plans could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
If a state fails to renew its federal waiver application for mandated Medicaid enrollment into managed care or such application is denied, our membership in that state will likely decrease.
States may only mandate Medicaid enrollment into managed care under federal waivers or demonstrations. Waivers and programs under demonstrations are approved for two- to five-year periods and can be renewed on an ongoing basis if the state applies and the waiver request is approved or renewed by CMS. We have no control over this renewal process. If a state in which we operate a health plan does not renew its mandated program or the federal government denies the state’s application for renewal, our business would suffer as a result of a likely decrease in membership.
The Commonwealth of Puerto Rico may fail to pay the premiums of our Puerto Rico health plan, which could negatively impact our business, financial condition, cash flows, or results of operations.
The government of Puerto Rico continues to struggle with major fiscal and liquidity challenges. The extreme financial difficulties faced by the Commonwealth may make it impossible for ASES, the Puerto Rico Medicaid agency, to pay our Puerto Rico health plan under the terms of the parties’ Medicaid contract. As of December 31, 2016, our Puerto Rico health plan served approximately 330,000 members, and had recognized premium revenue of approximately $191 million in the fourth quarter of 2016, or approximately $64 million per month. A default by ASES on its payment obligations under our Medicaid contract, or a determination by ASES to terminate our contract based on insufficient funds available, could result in our having paid, or in our having to pay, provider claims in amounts for which we are not paid reimbursement, and could make it unfeasible for the Puerto Rico health plan to continue to operate. A default by ASES or termination of our Puerto Rico Medicaid contract could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Pandemics, natural disasters and other health care emergencies may threaten our solvency.
Large-scale medical emergencies in one or more states in which we operate our health plans could significantly increase utilization rates and medical costs.
Large-scale medical emergencies can take many forms and be associated with widespread illness or medical conditions. For example, natural disasters, such as a major earthquake in Los Angeles or Cascadia, or a major hurricane in Florida or South Carolina, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include an influenza epidemic, or newly emergent mosquito-borne illnesses, such as the Zika virus, the West Nile virus, or the Chikungunya virus, conditions for which vaccines may not exist, are not effective, or have not been widely administered. For example, the Zika virus is spreading at epidemic rates in Puerto Rico; a high incidence of Zika cases in Puerto Rico could increase our Puerto Rico’s health plan’s medical expenses beyond the amounts actuarially factored into its capitation rates.
In addition, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological or other weapons of mass destruction. All of these conditions, and others, could have a significant impact on the health of the population of wide-spread areas. We seek to set our IBNP reserves appropriately to account for anticipatable spikes in utilization, such as for the flu season. However, if one of our health plan states were to experience a large-scale natural disaster, a viral epidemic or pandemic, a significant terrorism attack, or some other large-scale event affecting the health of a large number of our members, our covered medical expenses in that state would rise, which could have a material adverse effect on our business, cash flows, financial condition, or results of operations.

Molina Healthcare, Inc. 2016 Form 10-K | 43

We measure our performance and adjust our actions based upon financial estimates that are inherently subject to retroactive changes.
A failure to accurately estimate incurred but not reported medical care costs may negatively impact our results of operations.
Because of the time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such “incurred but not paid” (IBNP) medical care costs are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations, such as with respect to duals, Medicaid expansion members, Marketplace members, or aged, blind or disabled Medicaid members, is negatively impacted by the more limited experience we have had with those populations.
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
We are subject to retroactive adjustment to our Medicaid premium revenue as a result of retroactive risk adjustment; retroactive changes to contract terms and the resolution of differing interpretations of those terms; the difficulty of estimating performance-based premium; and retroactive adjustments to “blended” premium rates to reflect the actual mix of members captured in those blended rates.
The complexity of some of our Medicaid contract provisions; the desire of state Medicaid agencies in some circumstances to retroactively adjust for the acuity of the medical needs of our members; and state delays in processing rate changes can create uncertainty around the amount of revenue we should recognize.
For example, in February 2017, the New Mexico Human Services Department (HSD) notified us that it has disallowed certain medically related administrative expenses and other items in the computation of its Medicaid Expansion risk corridor; this corridor was effective January 1, 2014, through December 31, 2016. Although we disagree with their contractual interpretations, we deferred premium revenue amounting to approximately $45 million for the year ended December 31, 2016, as a result of this communication, because such revenue is presently subject to refund or adjustment. Of this amount, $29 million relates to dates of service prior to 2016.
In another example, in the fourth quarter of 2016, our California health plan received a contract amendment from the California Department of Healthcare Services that allowed us to deduct certain tax expenses in the computation of its Medicaid Expansion minimum medical loss ratio; this minimum medical loss ratio was effective January 1, 2014, through June 30, 2016. As a result of this contract amendment, we increased premium revenue for the year ended December 31, 2016, by approximately $68 million, of which $35 million related to periods prior to 2016.
Also in the fourth quarter of 2016, the Illinois Medicaid agency reduced our full year 2016 premium capitation payment by approximately $18 million as a result of a program wide risk adjustment that attempted to reduce revenue to health plans serving members with lower than average acuity and to transfer that premium revenue to health plans serving members with higher than average acuity.
In still another example, the California Medicaid agency has yet to share with us certain premium rates related to calendar year 2015 and 2016. We have also not reached agreement with the California Medicaid agency on the final aid category classifications for some members receiving long term services and supports. Since premium rates

Molina Healthcare, Inc. 2016 Form 10-K | 44

vary significantly by aid category, any difference in classification of these members could result in substantial variances in premium revenue between our current estimates and the amounts ultimately realized. The state Medicaid agency in California is also several years behind in its reconciliation and settlement with us of the difference between expenses that it has paid on our behalf to providers of long term services and supports and the amounts that it has withheld from our premium for those expenses.
Any circumstance such as those described above could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
If we fail to accurately predict and effectively manage our medical care costs, our operating results could be materially and adversely affected.
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care ratio, meaning our medical care costs as a percentage of our premium revenue net of premium tax, has fluctuated substantially, and has varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care cost ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio of 90.1%, for the year ended December 31, 2016 had been one percentage point higher, or 91.1%, our net loss per diluted share for the year ended December 31, 2016 would have been approximately $0.93 rather than our actual net income per diluted share of $0.92, a difference of $1.85.
Many factors may affect our medical care costs, including:

•	the level of utilization of health care services,

•	unexpected patterns in the annual flu season,

•	increases in hospital costs,

•	increased incidences or acuity of high dollar claims related to catastrophic illnesses or medical conditions for which we do not have adequate reinsurance coverage,

•	increased maternity costs,

•	payment rates that are not actuarially sound,

•	changes in state eligibility certification methodologies,

•	relatively low levels of hospital and specialty provider competition in certain geographic areas,

•	increases in the cost of pharmaceutical products and services,

•	changes in health care regulations and practices,

•	epidemics,

•	new medical technologies, and

•	other various external factors.
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
We operate in a highly regulated environment.
If state regulators do not approve payments of dividends and distributions by our subsidiaries, it may negatively affect our business strategy.
We are a corporate parent holding company and hold most of our assets at, and conduct most of our operations through, direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. Our other health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators

Molina Healthcare, Inc. 2016 Form 10-K | 45

ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. We received $100 million and $125 million in dividends from our regulated health plan subsidiaries during 2016 and 2015, respectively. We did not receive any dividends from our regulated health plan subsidiaries during 2014, because significant growth across all of our health plans necessitated that the plans retain their cash to meet increasing net worth requirements. The aggregate additional amounts our health plan subsidiaries could have paid us at December 31, 2016 and 2015, without approval of the regulatory authorities, were approximately $201 million and $121 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments under the senior notes or the revolving credit facility (Credit Facility).
Our use and disclosure of personally identifiable information and other non-public information, including protected health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.
State and federal laws and regulations including, but not limited to, HIPAA and the Gramm-Leach-Bliley Act, govern the collection, dissemination, use, privacy, confidentiality, security, availability, and integrity of personally identifiable information (PII), including protected health information, or PHI. HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities and business associates, including health plans such as ours. HIPAA requires covered entities like us to develop and maintain policies and procedures for PHI that is used or disclosed, and to adopt administrative, physical, and technical safeguards to protect PHI. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic health care transactions, including activities associated with the billing and collection of health care claims.
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

Molina Healthcare, Inc. 2016 Form 10-K | 46

New health information standards, whether implemented pursuant to HIPAA, congressional action, or otherwise, could have a significant effect on the manner in which we must handle health care related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, PII, or non-public information, we could be subject to criminal or civil sanctions. Any security breach involving the misappropriation, loss, or other unauthorized disclosure or use of confidential member information, whether by us or a third party, such as our vendors, could subject us to civil and criminal penalties, divert management’s time and energy, and have a material adverse effect on our business, financial condition, cash flows, or results of operations.
We are subject to extensive fraud and abuse laws that may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government health care programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, upcoding, payments made to excluded providers, improper marketing, and the violation of patient privacy rights. In particular, there has recently been increased scrutiny by the Department of Justice on health plans’ risk adjustment practices, particularly in the Medicare program. Companies involved in public health care programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the U.S. Department of Health and Human Services (HHS), Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal health care programs as a result of an investigation arising out of such action. We have been the subject of qui tam actions in the past and other qui tam actions may be filed against us in the future. If we are subject to liability under a qui tam or other actions, our business, financial condition, cash flows, or results of operations could be adversely affected.

Molina Healthcare, Inc. 2016 Form 10-K | 47

Risks Related to the Operation of Our Molina Medicaid Solutions Segment
We operate in an unstable political environment which creates uncertainties with regard to the sources and amounts of our revenues, volatility with regard to the amount of our medical costs, and vulnerability to unforeseen programmatic or regulatory changes.
If federal spending on the Medicaid program is reduced, populations served by Molina Medicaid Solutions could decline and our revenues could be materially reduced.
As noted above, some of the ACA modifications considered involve significantly reduced federal spending on the Medicaid program. Among the proposals being considered include reversing the ACA’s expansion of Medicaid, and changing Medicaid to a state block grant program, possibly including a per capita cap. An end to Medicaid Expansion could lower the populations served by Molina Medicaid Solutions. Changing Medicaid to a state block grant program would turn control of the program to states and cap what the federal government spends on Medicaid each year. Fixed state block grants could mean states will cut benefits or force beneficiaries to take on more cost-sharing. If Medicaid Expansion were reversed and the funding of Medicaid capped, the revenues and cash flows of Molina Medicaid Solutions could decrease materially, and as a result our profitability would be negatively impacted.
We may be unable to retain or renew the state government contracts of the Molina Medicaid Solutions segment on terms consistent with our expectations or at all.
Molina Medicaid Solutions currently provides business processing and information technology development and administrative services to Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and drug rebate administration services in Florida. If we are unable to continue to operate in any of those six jurisdictions, or if our current operations in any of those jurisdictions are significantly curtailed, the revenues and cash flows of Molina Medicaid Solutions could decrease materially, and as a result our profitability would be negatively impacted.
If the responsive bids to RFPs of Molina Medicaid Solutions are not successful, our revenues could be materially reduced and our operating results could be negatively impacted.
The government contracts of Molina Medicaid Solutions may be subject to periodic competitive bidding. In such process, Molina Medicaid Solutions may face competition as other service providers, some with much greater financial resources and greater name recognition, attempt to enter our markets through the competitive bidding process. Molina Medicaid Solutions also anticipates bidding in other states which have issued RFPs for procurement of a new MMIS. If our responsive bids in other states are not successful, we will be unable to grow in a manner consistent with our projections. In addition, we may be unable to support the carrying amount of goodwill we have recorded for this business, because its fair value estimated future cash flows. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contract being less profitable than we had expected or had been the case prior to competitive re-bidding.
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

Molina Healthcare, Inc. 2016 Form 10-K | 48

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
To reduce expenses, a number of state Medicaid programs are expected to pursue the transition from a fee-for-service focus of their Medicaid programs to a Medicaid managed care focus. A shift in Medicaid payment models from fee-for-service to managed care will require a concomitant shift in the focus of MMIS. In connection with such a transition, MMIS must also make a transition from a system built around claims adjudication to one that performs analytics and can be used to manage Medicaid population health outcomes. If our Molina Medicaid Solutions segment is unable to accomplish this transition, our business, financial condition, cash flows, or results of operations may be adversely affected.

Risks Related to our General Business Operations
We have identified a material weakness in our internal control over financial reporting. If our remedial measures are insufficient to address this material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could adversely affect our stock price and result in our inability to maintain compliance with applicable stock exchange listing requirements.
We concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2016, because we determined that a material weakness existed in our internal control over financial reporting relating to the operation of an element of our process for calculating the amount owed to California by our California health plan. More specifically, a Medicaid Expansion contract amendment executed in the fourth quarter of 2016 changed the medical loss ratio corridor formula and such amendment was not initially considered in determining the liability. As a result, we understated net income by $44 million for the year ended December 31, 2016, which is material to our consolidated results for the year ended December 31, 2016. This amount was corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2016.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management evaluated our disclosure controls and procedures and internal control over financial reporting as of December 31, 2016, and concluded that our internal control over financial reporting was ineffective as of December 31, 2016. This Annual Report on Form 10-K reflects management's conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2016. See “Management and Auditor’s Reports - Management’s Evaluation of Disclosure Controls and Procedures and Management’s Report on Internal Control Over Financial Reporting.” The existence of this issue could adversely affect us, our reputation and investors' perception of us.
We are actively engaged in developing a remediation plan to address the material weakness reported as of December 31, 2016. The remediation efforts we expect to implement include the development of robust protocols to ensure that the control relating to the review of a contractual amendment affecting the computation of the Medicaid Expansion medical loss ratio corridor for our California health plan will operate as designed.
We believe these measures will remediate the material weakness identified above and will strengthen our internal control over financial reporting for the computation of our California Medicaid Expansion medical loss ratio corridor. We currently are targeting to complete the implementation of the control enhancements during 2017. We will test the ongoing operating effectiveness of the new controls subsequent to implementation, and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Molina Healthcare, Inc. 2016 Form 10-K | 49

If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could adversely affect our stock price and result in our inability to maintain compliance with applicable stock exchange listing requirements.
We are dependent on our executive officers and other key employees.
Our operations are highly dependent on the efforts of our executive officers and other key employees. The loss of their leadership, knowledge, and experience could negatively impact our operations. Our ability to replace any departed executive officer or key employee may be difficult and may take an extended period of time because of the limited number of individuals in the health care industry who have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these personnel. If we are unsuccessful in recruiting, retaining, managing, and motivating such personnel, our business, financial condition, cash flows, or results of operations may be adversely affected.
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
As of December 31, 2016, the carrying amounts of goodwill and intangible assets, net, amounted to $620 million, and $140 million, respectively. Intangible assets are amortized generally on a straight-line basis over their estimated useful lives.
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized, but is subject to an annual impairment test. We are required to test at least annually for impairment, or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We estimate the fair values of our reporting units using discounted cash flows.
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
Key assumptions in our cash flow projections, including changes in membership, premium rates, health care and operating cost trends, contract renewals and the procurement of new contracts, and synergies expectations relating to newly acquired businesses, are consistent with those used in our long-range business plan and annual planning process. If these assumptions differ from actual results, the outcome of our goodwill impairment tests could be adversely affected.
An event or events could occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill, and intangible assets, net. For example, if the responsive bid of one or more of our health plans is not successful, we will lose our Medicaid contract in the applicable state or states. If such state health plans have recorded goodwill and intangible assets, net, the contract loss would result in a non-cash impairment charge. Additionally, if we are unable to procure new state MMIS contracts, or develop synergies relating to our Pathways acquisition, the outcome of our goodwill impairment tests could be adversely affected and result in a non-cash impairment charge. Such a non-cash impairment charge could have a material adverse impact on our financial results.

Molina Healthcare, Inc. 2016 Form 10-K | 50

We face various risks inherent in the government contracting process that could materially and adversely affect our business and profitability, including periodic routine and non-routine reviews, audits, and investigations by government agencies.
We are subject to various risks inherent in the government contracting process. These risks include routine and non-routine governmental reviews, audits, and investigations, and compliance with government reporting requirements. Violation of the laws, regulations, or contract provisions governing our operations, or changes in interpretations of those laws and regulations, could result in the imposition of civil or criminal penalties, the cancellation of our government contracts, the suspension or revocation of our licenses, the exclusion from participation in government sponsored health programs or MMIS contracts, or the revision and recoupment of past payments made based on audit findings. If we are unable to correct any noted deficiencies, or become subject to material fines or other sanctions, we could suffer a substantial reduction in profitability, and could also lose one or more of our government contracts. In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government. The final amounts we ultimately receive under government contracts may be different from the amounts we initially recognize in our financial statements.
If we sustain a cyber-attack or suffer privacy or data security breaches that disrupt our operations or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.
As part of our normal operations, we routinely collect, process, store, and transmit large amounts of data, including sensitive personal information as well as proprietary or confidential information relating to our business or third parties. Computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to implement adequate preventive measures. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, acts of malicious insiders, or other similar events that could negatively affect our systems and our and our members’ data. The cost to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. We may need to expend significant additional resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our systems. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of members, vendors, and state contracts. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about our members could expose our members to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could require us to modify our operations and could negatively impact our operating results.
Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than managed care organizations. The government agencies administering these laws and regulations have broad latitude in interpreting and applying them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with members and the public. For instance, some states mandate minimum medical expense levels as a percentage of premium revenues. These laws and regulations, and their interpretations, are subject to frequent change. The interpretation of certain contract provisions by our governmental regulators may also change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations, could reduce our profitability by imposing additional capital requirements, increasing our liability, increasing our administrative and other costs, increasing mandated benefits, forcing us to restructure our relationships with providers, requiring us to implement additional or different programs and systems, or making it more difficult to predict future results. Changes in the interpretation of our contracts could also reduce our profitability if we have detrimentally relied on a prior interpretation.

Molina Healthcare, Inc. 2016 Form 10-K | 51

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
Our corporate headquarters is located in Long Beach, California. In addition, the claims of our health plans are also processed in Long Beach. Southern California is exposed to a statistically greater risk of a major earthquake than most other parts of the United States. If a major earthquake were to strike the Los Angeles area, our corporate functions and claims processing could be significantly impaired for a substantial period of time. If there is a major Southern California earthquake, there can be no assurances that our disaster recovery plan will be successful or that the business operations of all our health plans and our Molina Medicaid Solutions segment, including those that are remote from any such event, would not be substantially impacted.
We face claims related to litigation which could result in substantial monetary damages.
We are subject to a variety of legal actions, including medical malpractice actions, provider disputes, employment related disputes, health care regulatory law-based litigation, breach of contract actions, intellectual property infringement actions, and securities class actions. If we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. In addition, our providers involved in medical care decisions are exposed to the risk of medical malpractice claims. As an employer of physicians and ancillary medical personnel and as an operator of primary care clinics, our plans are subject to liability for negligent acts, omissions, or injuries occurring at one of our clinics or caused by one of our employees. Given the significant amount of some medical malpractice awards and settlements, the medical malpractice insurance that we maintain may not be sufficient or available at a reasonable cost to protect us from damage awards or other liabilities. Even if any claims brought against us are unsuccessful or without merit, we may have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention.
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
We cannot predict the outcome of any lawsuit. Some of the liabilities related to litigation that we may incur may not be covered by insurance, the insurers could dispute coverage, or the amount of insurance could be insufficient to cover the damages awarded. In addition, insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level which would result in us effectively self-insuring cases against us. The litigation to which we are subject could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are subject to competition which negatively impacts our ability to increase penetration in the markets we serve.
We operate in a highly competitive environment and in an industry that is subject to ongoing changes from business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations and service providers. Our health plans segment competes for members principally on the basis of size, location,

Molina Healthcare, Inc. 2016 Form 10-K | 52

and quality of provider network, benefits supplied, quality of service, and reputation. Our Molina Medicaid Solutions segment competes for government contracts principally on the basis of cost, quality of service, expertise, and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by the financial resources available to us. Many other organizations with which we compete, including large commercial plans and other service providers, have substantially greater financial and other resources than we do. For these reasons, we may be unable to grow our business, or may lose business to third parties.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price.
The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our future testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will continue to require that we incur substantial accounting expense and expend significant management time and effort. Moreover, if we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, SEC, or other regulatory authorities which would require additional financial and management resources.
We are subject to risks associated with outsourcing services and functions to third parties.
We contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our members or customers. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures under applicable business associate agreements or other applicable outsourcing agreements. Further, we may not be adequately indemnified against all possible losses through the terms and conditions of our contracts with third party vendors and service providers. Our outsourcing arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk, including significant cybersecurity risk. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, or results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Molina Healthcare, Inc. 2016 Form 10-K | 53

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of any variable rate debt, and prevent us from meeting our obligations under our outstanding indebtedness.
We have a significant amount of indebtedness. As of December 31, 2016, our total indebtedness was approximately $1,645 million, including lease financing obligations. As of December 31, 2016, we also had $494 million available for borrowing under our Credit Facility. Our substantial indebtedness could have significant consequences, including:

•	increasing our vulnerability to adverse economic, industry, or competitive developments;

•
requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund operations, make capital expenditures, and pursue future business opportunities;

•	exposing us to the risk of increased interest rates to the extent of any future borrowings, including borrowings under the Credit Facility, at variable rates of interest;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Credit Facility and our outstanding senior notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing our outstanding senior notes and the agreements governing such other indebtedness;

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing our outstanding senior notes and the credit agreement governing the Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. As of December 31, 2016, we had approximately $494 million available for additional borrowing under our Credit Facility. In addition, the indentures governing our outstanding senior notes and the credit agreement governing our Credit Facility do not prevent us from incurring obligations that do not constitute prohibited indebtedness thereunder. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.

Molina Healthcare, Inc. 2016 Form 10-K | 54

The terms of our debt impose, and will impose, restrictions on us that may affect our ability to successfully operate our business and our ability to make payments on our outstanding senior notes.
The indentures governing our outstanding senior notes and the credit agreement governing the Credit Facility contain various covenants that could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. These covenants limit our ability to, among other things:

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
All of these covenants may restrict our ability to pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indentures for our outstanding senior notes and/or the credit agreement governing the Credit Facility including, as a result of cross default provisions and, in the case of the Credit Facility permit the lenders to cease making loans to us. If there were an event of default under the indentures governing our outstanding senior notes and/or the credit agreement governing the Credit Facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.
In addition, the restrictive covenants in the credit agreement governing the Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control.
If our operating performance declines, we may be required to obtain waivers from the lenders under the Credit Facility, from the holders of our outstanding senior notes or from the holders of other obligations, to avoid defaults thereunder. For example, in February 2017, to avoid default under our Credit Facility as a result of our failure to comply with certain financial covenants therein applicable to the three months ended December 31, 2016, we sought, and obtained, a waiver of such defaults by the required lenders under our Credit Facility.
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
In February 2013, we issued $550 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020, unless earlier repurchased or converted. We refer to these notes as our 1.125% Notes. In September 2014, we issued $302 million aggregate principal amount of 1.625% convertible senior notes due August 14, 2044, unless earlier repurchased, redeemed, or converted. We refer to these notes as our 1.625% Notes. As of December 31, 2016, the aggregate outstanding principal amount of our 1.125% Notes and our 1.625% Notes was $550 million and $302 million, respectively. Both our 1.125% Notes and our 1.625% Notes are convertible into cash prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger. The stock price trigger for the 1.125% Notes is $53.00 per share. The 1.125% Notes met this trigger in the quarter ended December 31, 2016, and are convertible to cash through at least March 31, 2017. Because the 1.125% Notes may be converted into cash within 12 months, the $471 million carrying amount is reported in current

Molina Healthcare, Inc. 2016 Form 10-K | 55

portion of long-term debt as of December 31, 2016. For economic reasons related to the trading market for our 1.125% Notes, we believe that the amount of the notes that may be converted over the next twelve months, if any, will not be significant. However, if the trading market for our 1.125% Notes becomes closed or restricted due to market turmoil or other reasons such that the notes cannot be traded, or if the trading price of our 1.125% Notes, which normally trade at a marginal premium to the underlying composite stock-and-interest economic value, no longer includes that marginal premium, holders of our 1.125% Notes may elect to convert the notes to cash.
The stock price trigger for the 1.625% Notes is $75.51 per share. The last reported sale price of our common stock as reported on the New York Stock Exchange on February 24, 2017 was $48.83 per share. As of December 31, 2016, our 1.625% Notes were not convertible. If conversion requests are received, the settlement of the notes must be paid primarily in cash pursuant to the terms of the relevant indentures.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the Credit Facility, and the indentures governing our outstanding senior notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
There can be no assurance that any rating assigned by the rating agencies to our debt or our corporate rating will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies would likely increase our future borrowing costs and reduce our access to capital, which could have a materially adverse impact on our business, financial condition, cash flows or results of operations.

Molina Healthcare, Inc. 2016 Form 10-K | 56

Risks Related to Our Common Stock
Members of the Molina family own a significant amount of our capital stock, decreasing the influence of other stockholders on stockholder decisions.
Members of the Molina family, either directly or as trustees or beneficiaries of Molina family trusts, in the aggregate owned or were entitled to receive upon certain events approximately 25% of our capital stock as of December 31, 2016. Our president and chief executive officer, as well as our chief financial officer, are members of the Molina family, and they are also on our board of directors. Because of the amount of their shareholdings, Molina family members, if they were to act as a group with the trustees of their family trusts, have the ability to significantly influence all matters submitted to stockholders for approval, including the election of directors, amendments to our charter, and any merger, consolidation, or sale of our company. A significant concentration of share ownership can also adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of share ownership in the Molina family could delay or prevent a merger or consolidation, takeover, or other business combination that could be favorable to our stockholders. Finally, the interests and objectives of the Molina family may be different from those of our company or our other stockholders, and they may vote their common stock in a manner that is contrary to the vote of our other stockholders.
Future sales of our common stock or equity-linked securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.
We may issue equity securities in the future, or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 150 million shares of common stock and 20 million shares of preferred stock. As of December 31, 2016, approximately 57 million shares of common stock and no shares of preferred or other capital stock were issued and outstanding.
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
Further, our board of directors or a committee thereof has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors or a committee thereof to create and issue a new series of preferred stock could impede a merger,

Molina Healthcare, Inc. 2016 Form 10-K | 57

takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

LEGAL PROCEEDINGS
Refer to Notes to Consolidated Financial Statements, Note 19, “Commitments and Contingencies—Legal Proceedings,” for a discussion of legal proceedings.

MANAGEMENT AND AUDITOR’S REPORTS
MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of any possible controls and procedures.
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (GAAP) for each of the periods presented herein.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Molina Healthcare, Inc. 2016 Form 10-K | 58

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
The Company determined that a material weakness existed in its internal control over financial reporting relating to the operation of an element of its process for calculating the amount owed to California by its California health plan. More specifically, a Medicaid Expansion contract amendment executed in the fourth quarter of 2016 changed the medical loss ratio corridor formula and such amendment was not initially considered in determining the liability. As a result, we understated net income by $44 million for the year ended December 31, 2016, which is material to our consolidated results for the year ended December 31, 2016. This amount was corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2016.
Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.
Ernst & Young, LLP, the independent registered public accounting firm who audited our Consolidated Financial Statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which expressed an adverse opinion and is included herein.
Remediation Plan for Material Weakness
We are actively engaged in developing a remediation plan to address the material weakness reported as of December 31, 2016. The remediation efforts we expect to implement include the development of robust protocols to ensure that the control relating to the review of a contractual amendment affecting the computation of the Medicaid Expansion medical loss ratio corridor for our California health plan will operate as designed.
We believe these measures will remediate the material weakness identified above and will strengthen our internal control over financial reporting for the computation of our California Medicaid Expansion medical loss ratio corridor. We currently are targeting to complete the implementation of the control enhancements during 2017. We will test the ongoing operating effectiveness of the new controls subsequent to implementation, and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.
If the remedial measures described above are insufficient to address the material weakness described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in “Risk Factors.”
Changes in Internal Control over Financial Reporting
Except as described above, management did not identify any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Molina Healthcare, Inc. 2016 Form 10-K | 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Molina Healthcare, Inc.
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Molina Healthcare, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an adverse opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
March 1, 2017

Molina Healthcare, Inc. 2016 Form 10-K | 60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Molina Healthcare, Inc.
We have audited Molina Healthcare, Inc.’s (the "Company’s") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the operating effectiveness of a management review control related to the Company’s process for calculating the amount owed to California with respect to Medicaid Expansion at its California health plan. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 1, 2017, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Molina Healthcare, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 1, 2017

Molina Healthcare, Inc. 2016 Form 10-K | 61

AUDITED FINANCIAL STATEMENTS AND NOTES

Molina Healthcare, Inc. 2016 Form 10-K | 62

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions, except per-share data)
Revenue:
Premium revenue	$16,392	$13,241	$9,023
Service revenue	539	253	210
Premium tax revenue	468	397	294
Health insurer fee revenue	345	264	120
Investment income and other revenue	38	23	20
Total revenue	17,782	14,178	9,667
Operating expenses:
Medical care costs	14,774	11,794	8,076
Cost of service revenue	485	193	157
General and administrative expenses	1,393	1,146	765
Premium tax expenses	468	397	294
Health insurer fee expenses	217	157	89
Depreciation and amortization	139	104	93
Total operating expenses	17,476	13,791	9,474
Operating income	306	387	193
Other expenses, net:
Interest expense	101	66	57
Other (income) expense, net	—	(1)	1
Total other expenses, net	101	65	58
Income before income tax expense	205	322	135
Income tax expense	153	179	73
Net income	$52	$143	$62

Basic net income (loss) per share:
Continuing operations	$0.93	$2.75	$1.34
Discontinued operations	—	—	(0.01)
	$0.93	$2.75	$1.33
Diluted net income (loss) per share:
Continuing operations	$0.92	$2.58	$1.30
Discontinued operations	—	—	(0.01)
	$0.92	$2.58	$1.29
Weighted average shares outstanding:
Basic	55	52	47
Diluted	56	56	48

See accompanying notes.

Molina Healthcare, Inc. 2016 Form 10-K | 63

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net income	$52	$143	$62
Other comprehensive income (loss):
Unrealized investment gain (loss)	3	(5)	—
Less: effect of income taxes	1	(2)	—
Other comprehensive income (loss), net of tax	2	(3)	—
Comprehensive income	$54	$140	$62

See accompanying notes.

Molina Healthcare, Inc. 2016 Form 10-K | 64

MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,819	$2,329
Investments	1,758	1,801
Receivables	974	597
Income taxes refundable	39	13
Prepaid expenses and other current assets	131	192
Derivative asset	267	374
Total current assets	5,988	5,306
Property, equipment, and capitalized software, net	454	393
Deferred contract costs	86	81
Intangible assets, net	140	122
Goodwill	620	519
Restricted investments	110	109
Deferred income taxes	10	18
Other assets	41	28
	$7,449	$6,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,929	$1,685
Amounts due government agencies	1,202	729
Accounts payable and accrued liabilities	385	362
Deferred revenue	315	223
Current portion of long-term debt	472	449
Derivative liability	267	374
Total current liabilities	4,570	3,822
Senior notes	975	962
Lease financing obligations	198	198
Deferred income taxes	15	—
Other long-term liabilities	42	37
Total liabilities	5,800	5,019
Stockholders’ equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding: 57 shares at December 31, 2016 and 56 shares at December 31, 2015	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	841	803
Accumulated other comprehensive loss	(2)	(4)
Retained earnings	810	758
Total stockholders’ equity	1,649	1,557
	$7,449	$6,576

See accompanying notes.

Molina Healthcare, Inc. 2016 Form 10-K | 65

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
Balance at January 1, 2014	46	$—	$341	$(1)	$553	$893
Net income	—	—	—	—	62	62
Convertible senior notes transactions, including issuance costs	2	—	22	—	—	22
Share-based compensation	2	—	30	—	—	30
Tax benefit from share-based compensation	—	—	3	—	—	3
Balance at December 31, 2014	50	—	396	(1)	615	1,010
Net income	—	—	—	—	143	143
Other comprehensive loss, net	—	—	—	(3)	—	(3)
Common stock offering, including issuance costs	6	—	373	—	—	373
Share-based compensation	—	—	26	—	—	26
Tax benefit from share-based compensation	—	—	8	—	—	8
Balance at December 31, 2015	56	—	803	(4)	758	1,557
Net income	—	—	—	—	52	52
Other comprehensive income, net	—	—	—	2	—	2
Share-based compensation	1	—	36	—	—	36
Tax benefit from share-based compensation	—	—	2	—	—	2
Balance at December 31, 2016	57	$—	$841	$(2)	$810	$1,649

See accompanying notes.

Molina Healthcare, Inc. 2016 Form 10-K | 66

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Operating activities:
Net income	$52	$143	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	126	134
Deferred income taxes	22	(7)	(2)
Share-based compensation	26	23	22
Amortization of convertible senior notes and lease financing obligations	31	30	27
Other, net	16	19	7
Changes in operating assets and liabilities:
Receivables	(348)	56	(298)
Prepaid expenses and other current assets	(69)	(35)	(20)
Medical claims and benefits payable	226	482	531
Amounts due government agencies	473	202	470
Accounts payable and accrued liabilities	(4)	84	11
Deferred revenue	92	24	74
Income taxes	(26)	(22)	42
Net cash provided by operating activities	673	1,125	1,060
Investing activities:
Purchases of investments	(1,929)	(1,923)	(953)
Proceeds from sales and maturities of investments	1,966	1,126	633
Purchases of property, equipment and capitalized software	(176)	(132)	(115)
Change in restricted investments	4	(6)	(34)
Net cash paid in business combinations	(48)	(450)	(44)
Other, net	(19)	(35)	(23)
Net cash used in investing activities	(202)	(1,420)	(536)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	—	689	123
Proceeds from common stock offering, net of issuance costs	—	373	—
Contingent consideration liabilities settled	—	—	(50)
Proceeds from employee stock plans	18	18	14
Principal payments on convertible senior notes	—	—	(10)
Other, net	1	5	2
Net cash provided by financing activities	19	1,085	79
Net increase in cash and cash equivalents	490	790	603
Cash and cash equivalents at beginning of period	2,329	1,539	936
Cash and cash equivalents at end of period	$2,819	$2,329	$1,539

See accompanying notes.

Molina Healthcare, Inc. 2016 Form 10-K | 67

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2016	2015	2014
	(In millions)

Supplemental cash flow information:

Cash paid during the period for:
Income taxes	$153	$197	$30
Interest	$66	$38	$29

Schedule of non-cash investing and financing activities:
Convertible senior notes exchange transaction	$—	$—	$177
Increase in non-cash lease financing obligation	$—	$—	$14
Common stock used for stock-based compensation	$(8)	$(15)	$(9)

Details of business combinations:
Fair value of assets acquired	$(186)	$(389)	$(52)
Fair value of liabilities assumed	28	41	—
Payable to seller	8	—	8
Amounts advanced for acquisitions	102	(102)	—
Net cash paid in business combinations	$(48)	$(450)	$(44)

Details of change in fair value of derivatives, net:
(Loss) gain on 1.125% Notes Call Option	$(107)	$45	$143
Gain (loss) on 1.125% Notes Conversion Option	107	(45)	(143)
Change in fair value of derivatives, net	$—	$—	$—

See accompanying notes.

Molina Healthcare, Inc. 2016 Form 10-K | 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality managed healthcare to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments. These segments consist of our Health Plans segment, which comprises the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment, which includes our behavioral health and social services subsidiary, Pathways.
The Health Plans segment consists of health plans in 12 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of December 31, 2016, these health plans served over 4.2 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate.
Our health plans’ state Medicaid contracts generally have terms of three to four years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Our health plan subsidiaries have generally been successful in retaining their contracts, but such contracts are subject to risk of loss when a state issues a new request for proposal (RFP) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled (ABD); and regions or service areas.
The Molina Medicaid Solutions segment provides support to state government agencies in the administration of their Medicaid programs including business processing, information technology development, and administrative services. Molina Medicaid Solutions is under contract with Medicaid agencies in Idaho, Louisiana, Maine, New Jersey, West Virginia, and the U.S. Virgin Islands, and provides drug rebate administration services in Florida.
The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
Recent Developments – Health Plans Segment
Proposed Medicare Acquisition. In August 2016, we entered into substantially identical agreements with each of Aetna Inc. and Humana Inc. to acquire certain of their Medicare Advantage membership and other assets related to such Medicare Advantage business (the Proposed Medicare Acquisition), for cash. The Proposed Medicare Acquisition was subject to closing conditions including, but not limited to, the completion of the proposed acquisition of Humana by Aetna (the Aetna-Humana Merger). In January 2017, the U.S. District Court for the District of Columbia granted the request made by the U.S. Department of Justice in its civil antitrust lawsuit against Aetna and Humana, to prohibit the Aetna-Humana Merger (the District Court Order). In February 2017, the Proposed Medicare Acquisition was terminated by the parties pursuant to the terms of the transaction. Under the termination agreement, we are entitled to receive from Aetna and Humana an aggregate termination fee of $75 million (the breakup fee). In addition, we are entitled to reimbursement of reasonable and documented out-of-pocket expenses incurred by us and our affiliates in connection with the Proposed Medicare Acquisition. We will record the breakup fee as other income in the first quarter of 2017.
Completed acquisitions. See Note 4, “Business Combinations,” for further information regarding Health Plans segment acquisitions completed during 2016.

Molina Healthcare, Inc. 2016 Form 10-K | 69

Consolidation and Presentation
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries, and variable interest entities in which Molina Healthcare, Inc. is considered to be the primary beneficiary. See Note 18, “Variable Interest Entities (VIEs),” for more information regarding these variable interest entities. All significant inter-company balances and transactions have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for periods subsequent to their acquisition.
In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the periods presented have been included; such adjustments consist of normal recurring adjustments.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include:

•	The determination of medical claims and benefits payable of our Health Plans segment;

•	Health plan contractual provisions that may limit revenue recognition based upon the costs incurred or the profits realized under a specific contract;

•	Health plan quality incentives that allow us to recognize incremental revenue if certain quality standards are met;

•	Molina Medicaid Solutions segment revenue and cost recognition;

•	Settlements under risk or savings sharing programs;

•	The assessment of deferred contract costs, deferred revenue, long-lived and intangible assets, and goodwill for impairment;

•	The determination of reserves for potential absorption of claims unpaid by insolvent providers;

•	The determination of reserves for the outcome of litigation;

•	The determination of valuation allowances for deferred tax assets; and

•	The determination of unrecognized tax benefits.

2. Significant Accounting Policies
Certain of our significant accounting policies are discussed within the note to which they specifically relate.
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

Molina Healthcare, Inc. 2016 Form 10-K | 70

In general, our available-for-sale securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. We monitor our investments for other-than-temporary impairment. For comprehensive discussions of the fair value and classification of our current and non-current investments, see Note 5, “Fair Value Measurements,” Note 6, “Investments,” and Note 10, “Restricted Investments.”
Long-Lived Assets, including Intangible Assets
Long-lived assets consist primarily of property, equipment, capitalized software (see Note 8, “Property, Equipment, and Capitalized Software”), and intangible assets (see Note 9, “Goodwill and Intangible Assets”).
Business Combinations
Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the values of assets acquired or liabilities assumed, or one year after the date of acquisition, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. Refer to Note 4, “Business Combinations,” for further details regarding our 2016 acquisitions.
Premium Revenue - Health Plans
Premium revenue is generated primarily from our Medicaid, Medicare and Marketplace contracts, including agreements with other managed care organizations for which we operate as a subcontractor. Premium revenue is generally received based on per member per month (PMPM) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive health care services, and premiums collected in advance are deferred. The state Medicaid programs and the federal Medicare program periodically adjust premiums. Additionally, many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions.
The following table summarizes premium revenue for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
California	$2,370	14.5%	$2,200	16.6%	$1,523	16.9%
Florida	1,926	11.7	1,199	9.0	439	4.9
Illinois	601	3.7	397	3.0	153	1.7
Michigan	1,520	9.3	1,067	8.1	781	8.7
New Mexico	1,304	7.9	1,237	9.3	1,076	11.9
New York	82	0.5	—	—	—	—
Ohio	1,961	12.0	2,034	15.4	1,553	17.2
Puerto Rico	726	4.4	567	4.3	—	—
South Carolina	378	2.3	348	2.6	381	4.2
Texas	2,454	15.0	1,961	14.8	1,318	14.6
Utah	444	2.7	331	2.5	310	3.4
Washington	2,218	13.5	1,602	12.1	1,305	14.5
Wisconsin	395	2.4	261	2.0	156	1.7
Direct delivery	13	0.1	37	0.3	28	0.3
	$16,392	100.0%	$13,241	100.0%	$9,023	100.0%

Molina Healthcare, Inc. 2016 Form 10-K | 71

Certain components of premium revenue are subject to accounting estimates and fall into the following categories:
Contractual Provisions That May Adjust or Limit Revenue or Profit
Medicaid
Medical Cost Floors (Minimums), and Medical Cost Corridors. A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $272 million and $214 million at December 31, 2016 and December 31, 2015, respectively, to amounts due government agencies. Approximately $244 million and $208 million of the liability accrued at December 31, 2016 and December 31, 2015, respectively, relates to our participation in Medicaid Expansion programs.
In February 2017, the New Mexico Human Services Department (HSD) notified us that it has disallowed certain medically related administrative expenses and other items in the computation of its Medicaid Expansion risk corridor; this corridor was effective January 1, 2014, through December 31, 2016. Although we disagree with their contractual interpretations, we deferred premium revenue amounting to approximately $45 million for the year ended December 31, 2016, as a result of this communication, because such revenue is presently subject to refund or adjustment. Of this amount, $29 million relates to dates of service prior to 2016. At December 31, 2016, our aggregate Medicaid Expansion risk corridor payable to HSD is $145 million. We intend to appeal HSD’s ruling on this matter.
In the fourth quarter of 2016, our California health plan received a contract amendment from the California Department of Healthcare Services that allowed us to deduct certain tax expenses in the computation of its Medicaid Expansion minimum medical loss ratio; this minimum medical loss ratio was effective January 1, 2014, through June 30, 2016. As a result of this contract amendment, we increased premium revenue for the year ended December 31, 2016, by approximately $68 million, of which $35 million related to periods prior to 2016.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Receivables relating to such provisions were insignificant at December 31, 2016 and December 31, 2015.
Profit Sharing and Profit Ceiling. Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Liabilities for profits in excess of the amount we are allowed to retain under these provisions were insignificant at December 31, 2016 and December 31, 2015.
Retroactive Premium Adjustments. In the first quarter of 2016, our Florida health plan recorded a retroactive increase to Medicaid premium revenue of approximately $18 million relating to dates of service prior to 2016.
Medicare
Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and Centers for Medicare & Medicaid Services (CMS) practices. Consolidated balance sheet amounts related to anticipated Medicare risk adjustment premiums and Medicare Part D settlements were insignificant at December 31, 2016 and December 31, 2015.
Minimum MLR. Additionally, federal regulations have established a minimum annual medical loss ratio (Minimum MLR) of 85% for the Medicare. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations specifically define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income.
Marketplace
Premium Stabilization Programs. The Affordable Care Act (ACA) established Marketplace premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the “3R’s,” include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. We record receivables or payables related to the 3R programs and the Minimum MLR when the amounts are reasonably

Molina Healthcare, Inc. 2016 Form 10-K | 72

estimable as described below, and, for receivables, collection is reasonably assured. Our receivables (payables) for each of these programs, as of the dates indicated, were as follows:

	December 31, 2016			December 31, 2015
	Current Benefit Year	Prior Benefit Years	Total
	(In millions)
Risk adjustment	$(522)	$—	$(522)	$(214)
Reinsurance	51	4	55	36
Risk corridor	(1)	—	(1)	(10)
Minimum MLR	(1)	—	(1)	(3)

•
Risk adjustment: Under this permanent program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk transfer payment into the pool if their composite risk scores are below the average risk score, and will receive a risk transfer payment from the pool if their composite risk scores are above the average risk score. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. On June 30, 2016, CMS released the final update on risk transfer and reinsurance payments for the 2015 benefit year, and we adjusted our accruals accordingly. Our risk transfer payment was approximately $40 million more than our estimate as of December 31, 2015.

•
Reinsurance: This program is designed to provide reimbursement to insurers for high cost members. Our health plans pay an annual contribution on a per-member basis, and are eligible for recoveries if claims for individual members exceed a specified threshold, up to a maximum amount. We recognize the assessments to fund the transitional reinsurance program as a reduction to premium revenue in our consolidated statements of income. We recognize recoveries under the reinsurance program as a reduction to medical care costs in our consolidated statements of income. This three-year program ended December 31, 2016.

•
Risk corridor: This program is intended to limit gains and losses of insurers by comparing allowable costs to a target amount as defined by CMS. Variances from the target amount exceeding certain thresholds may result in amounts due to or receivables due from CMS. Due to uncertainties as to the amount of federal funding available to support the risk corridor program, we do not recognize amounts receivable under this program. Our estimate of the unrecorded receivable for the Marketplace risk corridor amounted to approximately $142 million as of December 31, 2016. Of this total amount, $52 million relates to the 2015 benefit year and $90 million relates to the year ended December 31, 2016. All liabilities are recognized as incurred. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk corridor program as an adjustment to premium revenue in our consolidated statements of income. This three-year program ended December 31, 2016.

Additionally, the ACA established a Minimum MLR of 80% for the Marketplace. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations specifically define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. Each of the 3R programs is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income.
Quality Incentives
At several of our health plans, revenue ranging from approximately 1% to 3% of certain health plan premiums is earned only if certain performance measures are met.
During the second quarter of 2016, we were informed by the Texas Department of Health and Human Services that it will not recoup any quality revenue for calendar years 2014, 2015, and 2016. Therefore, we recognized previously deferred quality revenue amounting to approximately $51 million in the second quarter of 2016. Of the $51 million total adjustment, $44 million related to dates of service in 2015 and earlier.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of December 31, 2016 are not known, we have

Molina Healthcare, Inc. 2016 Form 10-K | 73

no reason to believe that the adjustments to prior periods noted below are not indicative of the potential future changes in our estimates as of December 31, 2016, other than the Texas quality revenue recognized in the second quarter of 2016 described above.

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Maximum available quality incentive premium - current period	$147	$118	$90

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$104	$66	$40
Earned prior periods	47	13	4
Total	$151	$79	$44

Quality incentive premium revenue recognized as a percentage of total premium revenue	0.9%	0.6%	0.5%
Medical Care Costs - Health Plans
Expenses related to medical care services are captured in the following categories:
Fee-for-service expenses. Nearly all hospital services and the majority of our primary care and physician specialist services and LTSS costs are paid on a fee-for-service basis. Under fee-for-service arrangements, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of services. Such expenses are recorded in the period in which the related services are dispensed. The costs of drugs administered in a physician or hospital setting that are not billed through our pharmacy benefit manager are included in fee-for-service costs.
Pharmacy expenses. All drug, injectibles, and immunization costs paid through our pharmacy benefit manager are classified as pharmacy expenses. As noted above, drugs and injectibles not paid through our pharmacy benefit manager are included in fee-for-service costs, except in those limited instances where we capitate drug and injectible costs.
Capitation expenses. Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation arrangements, we pay a fixed amount PMPM to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated arrangements, we remain liable for the provision of certain health care services. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.
Direct delivery expenses. All costs associated with our direct delivery of medical care are separately identified.
Other medical expenses. All medically related administrative costs, certain provider incentive costs, and other health care expenses are classified as other medical expenses. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2016, 2015, and 2014, medically related administrative costs were $488 million, $398 million, and $263 million, respectively.

Molina Healthcare, Inc. 2016 Form 10-K | 74

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in millions, except PMPM amounts):

	Year Ended December 31,
	2016			2015			2014
	Amount	PMPM	% of Total	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee-for-service	$10,993	$217.84	74.4%	$8,572	$218.35	72.7%	$5,673	$202.87	70.2%
Pharmacy	2,213	43.84	15.0	1,610	41.01	13.7	1,273	45.54	15.8
Capitation	1,218	24.13	8.2	982	25.02	8.3	748	26.77	9.3
Direct delivery	78	1.55	0.5	128	3.26	1.1	96	3.44	1.2
Other	272	5.39	1.9	502	12.79	4.2	286	10.22	3.5
Total	$14,774	$292.75	100.0%	$11,794	$300.43	100.0%	$8,076	$288.84	100.0%
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
Taxes Based on Premiums
Health Insurer Fee (HIF). The federal government under the ACA imposes an annual fee, or excise tax, on health insurers for each calendar year. The HIF is based on a company’s share of the industry’s net premiums written during the preceding calendar year, and is non-deductible for income tax purposes. We recognize expense for the HIF over the year on a straight-line basis. Within our Medicaid program, we must secure additional reimbursement from our state partners for this added cost. We recognize the related revenue when we have obtained a contractual commitment or payment from a state to reimburse us for the HIF; such HIF revenue is recognized ratably throughout the year. The Consolidated Appropriations Act of 2016 provided for a HIF moratorium in 2017. Therefore, there will be no HIF revenue or expenses in 2017.
Premium and Use Tax. Certain of our health plans are assessed a tax based on premium revenue collected. The premium revenues we receive from these states include the premium tax assessment. We have reported these taxes on a gross basis, as premium tax revenue and as premium tax expenses in the consolidated statements of income.
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our medical care policies to identify groups of contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future premiums and investment income, a premium deficiency reserve is recognized. In the fourth quarter of 2016, we recorded a premium deficiency reserve of $30 million for our Marketplace contracts in California and Washington. No premium deficiency reserve was recorded as of December 31, 2015.

Molina Healthcare, Inc. 2016 Form 10-K | 75

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

Molina Healthcare, Inc. 2016 Form 10-K | 76

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
Recent Accounting Pronouncements Not Yet Adopted
Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charges will be based on the first step in the two-step impairment test under Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other. ASU 2017-04 is effective for us beginning January 1, 2020; early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are evaluating the effect of this guidance.
Business Combinations. In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. ASU 2017-01 is effective for us beginning January 1, 2018, and interim periods thereafter on a prospective basis. Adoption of this guidance may be significant to us depending on the size and nature of potential future acquisitions. For future Health Plans segment acquisitions under which the fair value of the assets acquired is concentrated in a single identifiable asset, such as contract rights, the acquisitions will be recorded as asset acquisitions rather than business combinations. The chief difference between an asset acquisition and a business combination is that goodwill only arises in business combinations.

Molina Healthcare, Inc. 2016 Form 10-K | 77

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 is effective for us beginning January 1, 2020, and must be adopted as a cumulative effect adjustment to retained earnings; early adoption is permitted. We are evaluating the effect of this guidance.
Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax and classification in the statement of cash flows. We will adopt ASU 2016-09 in the first quarter of 2017. We are unable to quantify the impact of adoption, however, because such impact is dependent on future stock prices which cannot be predicted. However, we expect that adoption will not have a significant impact on net income, basic and diluted earnings per share, deferred tax assets and net cash from operations, or our effective tax rate.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as modified by ASU 2017-03, Transition and Open Effective Date Information. Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. ASU 2016-02 is effective for us beginning January 1, 2019 and must be adopted using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Under this guidance, we will record assets and liabilities relating primarily to our long-term office leases, and are currently evaluating the effect to our consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by:

•	ASU 2015-14, Deferral of the Effective Date;

•	ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net);

•	ASU 2016-10, Identifying Performance Obligations and Licensing;

•	ASU 2016-12, Narrow-Scope Improvements and Practical Expedients;

•	ASU 2016-20, Technical corrections and improvements to Topic 606; and

•	ASU 2017-03, Overall Transition and Open Effective Date Information.
ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The new model requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required.
We have determined that our Health Plans segment, which comprises the vast majority of our operations, is excluded from the scope of ASU 2014-09, because the recognition of revenue under our Health Plans segment insurance contracts is dictated by other accounting standards governing insurers.
For our Molina Medicaid Solutions segment, we have determined that certain revenue and costs will no longer be deferred and recognized over the service delivery period. Rather, revenue will be recognized based on the expected cost plus gross margin method, and costs will be recognized as incurred. We are currently in the process of quantifying the impact to our consolidated financial position, results of operations, and cash flows.
Two adoption methods are permitted under ASU 2014-09. Under the full retrospective method, the financial statement adjustments are applied to each reporting period presented. Under the modified retrospective method, the cumulative effect of initially applying the guidance is reflected as an adjustment to beginning retained earnings as of the date of adoption. We intend to adopt this standard on January 1, 2018, using the modified retrospective approach.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (SEC) did not

Molina Healthcare, Inc. 2016 Form 10-K | 78

have, or are not believed by management to have, a significant impact on our present or future consolidated financial statements.
Accounting Pronouncements Adopted
Short-Duration Contracts. In the fourth quarter of 2016, we adopted ASU 2015-09, Disclosures about Short-Duration Contracts, which requires additional disclosure on the liability for unpaid claims and claim adjustment expenses. It requires additional disclosure only and had an insignificant impact to our consolidated financial statements. The new disclosures are reported in Note 11, “Medical Claims and Benefits Payable.”

3. Net Income per Share
The following table sets forth the calculation of basic and diluted net income per share:

	December 31,
	2016	2015	2014
	(In millions, except net income per share)
Numerator:
Net income	$52	$143	$62
Denominator:
Shares outstanding at the beginning of the period	55	49	46
Weighted-average number of shares issued:
Common stock offering	—	3	—
Convertible senior notes	—	—	1
Denominator for basic net income per share	55	52	47
Effect of dilutive securities:
Share-based compensation	—	1	—
Convertible senior notes (1)	—	1	1
1.125% Warrants (1)	1	2	—
Denominator for diluted net income per share	56	56	48

Net income per share: (2)
Basic	$0.93	$2.75	$1.33
Diluted	$0.92	$2.58	$1.29

Potentially dilutive common shares excluded from calculations: (3)
1.125% Warrants	—	—	13
_______________________________

(1)	For more information regarding the convertible senior notes, refer to Note 12, “Debt.” For more information regarding the 1.125% Warrants, refer to Note 15, “Stockholders' Equity.”

(2)	Source data for calculations in thousands.

(3)
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

Molina Healthcare, Inc. 2016 Form 10-K | 79

4. Business Combinations
Health Plans Segment
In 2016, we closed on several business combinations in the Health Plans segment, consistent with our strategy to grow in our existing markets and expand into new markets. For all of these transactions, we applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to tangible and intangible assets acquired, and liabilities assumed, based on their respective fair values. For the Health Plans acquisitions described below, except New York, only intangible assets were acquired. All of the transactions were funded using available cash, and acquisition-related costs were insignificant.
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
New York. On August 1, 2016, we closed on our acquisition of the outstanding equity interests of Today’s Options of New York, Inc., which operates the Total Care Medicaid plan. The initial purchase price was approximately $38 million, and we now serve approximately 35,000 Medicaid members in upstate New York as a result of the transaction. The purchase price allocation was finalized, and final purchase price adjustments as provided in the stock purchase agreement were recorded, in the first quarter of 2017.
Washington. On January 1, 2016, our Washington health plan closed on its acquisition of the Medicaid contracts, and certain assets related to the operation of the Medicaid business, of Columbia United Providers, Inc. The final purchase price was approximately $28 million, and the Washington health plan added approximately 57,000 Medicaid members as a result of this transaction.
For these acquisitions, we recorded goodwill to the Health Plans segment amounting to $96 million in the aggregate, which relates to future economic benefits arising from expected synergies to be achieved. Such synergies include use of our existing infrastructure to support the added membership. In general, the amount recorded as goodwill is deductible for income tax purposes.
For the transactions that closed on January 1, 2016 (a holiday), approximately $101 million of the purchase price consideration was funded to the sellers in December 2015, and was recorded to prepaid expenses and other assets as of December 31, 2015. Such amounts were reported in investing activities in the accompanying consolidated statements of cash flows for the year ended December 31, 2015.

Molina Healthcare, Inc. 2016 Form 10-K | 80

The following table presents the intangible assets identified in the transactions described above. The weighted-average amortization period, in the aggregate, is 5.7 years.

	Fair Value	Life
	(In millions)	(Years)
Intangible asset type:
Contract rights - member list	$38	5
Provider network	7	10
	$45
Other Segment
Pathways. On November 1, 2015, we acquired the outstanding ownership interests in Pathways Health and Community Support LLC (Pathways). In 2016, we recorded a pre-acquisition contingent liability and corresponding indemnification asset in the amount of $14 million in connection with the Rodriguez Litigation matter defined and described further in Note 19, “Commitments and Contingencies.” Also in 2016, certain tax elections were made such that approximately 50% of the goodwill recorded in this transaction is deductible for income tax purposes. In the fourth quarter of 2016, the purchase price allocation was finalized, which included a $5 million increase to goodwill primarily in connection with certain tax-related gross-up payments.

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
Level 3 — Unobservable Inputs. Level 3 financial instruments are valued using unobservable inputs that represent management’s best estimate of what market participants would use in pricing the financial instrument at the measurement date. Our Level 3 financial instruments include derivative financial instruments.
Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of December 31, 2016 included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 13, “Derivatives,” the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the year ended December 31, 2016.

Molina Healthcare, Inc. 2016 Form 10-K | 81

Our financial instruments measured at fair value on a recurring basis at December 31, 2016, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,179	$—	$1,179	$—
Government-sponsored enterprise securities (GSEs)	231	231	—	—
Municipal securities	142	—	142	—
U.S. treasury notes	84	84	—	—
Asset-backed securities	69	—	69	—
Certificates of deposit	53	—	53	—
Subtotal - current investments	1,758	315	1,443	—
1.125% Call Option derivative asset	267	—	—	267
Total assets measured at fair value on a recurring basis	$2,025	$315	$1,443	$267

1.125% Conversion Option derivative liability	$267	$—	$—	$267
Total liabilities measured at fair value on a recurring basis	$267	$—	$—	$267
Our financial instruments measured at fair value on a recurring basis at December 31, 2015, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,184	$—	$1,184	$—
GSEs	211	211	—	—
Municipal securities	185	—	185	—
U.S. treasury notes	78	78	—	—
Asset-backed securities	63	—	63	—
Certificates of deposit	80	—	80	—
Subtotal - current investments	1,801	289	1,512	—
1.125% Call Option derivative asset	374	—	—	374
Total assets measured at fair value on a recurring basis	$2,175	$289	$1,512	$374

1.125% Conversion Option derivative liability	$374	$—	$—	$374
Total liabilities measured at fair value on a recurring basis	$374	$—	$—	$374
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes, which are classified as Level 2 financial instruments, are indicated in the following table.

	December 31, 2016		December 31, 2015
	Carrying	Fair Value	Carrying	Fair Value
	Value		Value
	(In millions)
5.375% Notes	$691	$714	$689	$700
1.125% Convertible Notes	471	792	448	865
1.625% Convertible Notes	284	344	273	365
	$1,446	$1,850	$1,410	$1,930

Molina Healthcare, Inc. 2016 Form 10-K | 82

6. Investments
The following tables summarize our investments as of the dates indicated:

	December 31, 2016
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In millions)
Corporate debt securities	$1,180	$1	$2	$1,179
GSEs	232	—	1	231
Municipal securities	143	—	1	142
U.S. treasury notes	84	—	—	84
Asset-backed securities	69	—	—	69
Certificates of deposit	53	—	—	53
	$1,761	$1	$4	$1,758

	December 31, 2015
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(In millions)
Corporate debt securities	$1,189	$—	$5	$1,184
GSEs	212	—	1	211
Municipal securities	186	—	1	185
U.S. treasury notes	78	—	—	78
Asset-backed securities	63	—	—	63
Certificates of deposit	80	—	—	80
	$1,808	$—	$7	$1,801
The contractual maturities of our investments as of December 31, 2016 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$930	$930
Due after one year through five years	806	803
Due after five years through ten years	25	25
	$1,761	$1,758
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the years ended December 31, 2016, 2015 and 2014 were insignificant.
We have determined that unrealized gains and losses at December 31, 2016 and 2015 are temporary in nature, because the change in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience gains or losses. In the event that we dispose of these securities before maturity, we expect that realized gains or losses, if any, will be insignificant.

Molina Healthcare, Inc. 2016 Form 10-K | 83

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2016.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$542	$2	378	$—	$—	—
GSEs	198	1	73	—	—	—
Municipal securities	101	1	129	—	—	—
	$841	$4	580	$—	$—	—
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

Molina Healthcare, Inc. 2016 Form 10-K | 84

7. Receivables
Receivables consist primarily of amounts due from government Medicaid agencies, which may be subject to potential retroactive adjustments. Because all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for doubtful accounts is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made. The information below is presented by segment.

	December 31,
	2016	2015
	(In millions)
California	$180	$104
Florida	97	22
Illinois	134	35
Michigan	60	39
New Mexico	57	51
New York	26	—
Ohio	82	66
Puerto Rico	37	33
South Carolina	11	6
Texas	79	56
Utah	19	18
Washington	71	53
Wisconsin	33	22
Direct delivery and other	1	6
Total Health Plans segment	887	511
Molina Medicaid Solutions segment	34	37
Other segment	53	49
	$974	$597

8. Property, Equipment, and Capitalized Software
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
The costs associated with certain of our Molina Medicaid Solutions segment equipment and software are capitalized and recorded as deferred contract costs. Such costs are amortized on a straight-line basis over the shorter of the useful life or the contract period, and the amortization is recorded within the heading “Cost of service revenue.”

Molina Healthcare, Inc. 2016 Form 10-K | 85

A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2016	2015
	(In millions)
Capitalized software	$443	$336
Furniture and equipment	301	250
Building and improvements	159	153
Land	16	16
	919	755
Less: accumulated amortization for capitalized software	(259)	(195)
Less: accumulated depreciation and amortization on building and improvements, furniture and equipment	(206)	(167)
	(465)	(362)
Property, equipment, and capitalized software, net	$454	$393
The following table presents all depreciation and amortization recorded in our consolidated statements of income, regardless of whether the item appears as depreciation and amortization, or as cost of service revenue.

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Recorded in depreciation and amortization:
Amortization of capitalized software	$62	$37	$41
Depreciation of property and equipment	45	50	34
Amortization of intangible assets	32	17	18
	139	104	93
Recorded in cost of service revenue:
Amortization of capitalized software	22	15	18
Amortization of deferred contract costs	21	6	20
	43	21	38
Other	—	1	3
	$182	$126	$134
Molina Center. In 2011, we acquired two coterminous office buildings in Long Beach, California, known as the Molina Center. In 2013, we entered into a sale-leaseback transaction for the Molina Center. Due to our continuing involvement with the leased property, the sale did not qualify for sales recognition and we remain the “accounting owner” of the property. For further information, see Note 12, “Debt.” Sublease income from third party tenants of the Molina Center is reported as investment income and other revenue in our consolidated statements of income. As of December 31, 2016, future sublease income was insignificant.

9. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized, but is subject to an annual impairment test. We are required to test at least annually for impairment, or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, cost factors, and changes in overall performance, to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform additional quantitative analysis. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing.
Under the quantitative test we first measure the fair values of our reporting units and compare them to the carrying values of the respective units, including goodwill. Second, if the fair value is less than the carrying value of the

Molina Healthcare, Inc. 2016 Form 10-K | 86

reporting unit, then the implied value of goodwill would be calculated and compared with the carrying amount of goodwill to determine the impairment charge, if any.
We estimate the fair values of our reporting units using discounted cash flows. In the discounted cash flow analyses, we must make assumptions about a wide variety of internal and external factors. Significant assumptions include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods, and discount rates.
No impairment charges relating to goodwill were recorded in the years ended December 31, 2016, 2015, and 2014.
The following table presents the balances of goodwill as of December 31, 2016 and 2015. The Health Plans segment addition relates to the business combinations described in Note 4, “Business Combinations.” The Other segment addition relates to the final purchase price allocation adjustments for our Pathways acquisition in 2015.

	Health Plans	Molina Medicaid Solutions	Other	Total
	(In millions)
Historical goodwill	$349	$71	$157	$577
Accumulated impairment losses	(58)	—	—	(58)
Balance, December 31, 2015	291	71	157	519
Acquisitions	96	—	—	96
Purchase price allocation adjustments	—	—	5	5
Balance at December 31, 2016	$387	$71	$162	$620
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
No significant impairment charges relating to long-lived assets, including intangible assets, were recorded in the years ended December 31, 2016, 2015, and 2014.
Based on the balances of our identifiable intangible assets as of December 31, 2016, we estimate that our intangible asset amortization will be $35 million in 2017, $33 million in 2018, $27 million in 2019, $19 million in 2020, and $8 million in 2021. For a presentation of our goodwill and intangible assets by reportable segment, refer to Note 20, “Segment Information.”

Molina Healthcare, Inc. 2016 Form 10-K | 87

The following table provides the details of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Carrying Amount
	(In millions)
Intangible assets:
Contract rights and licenses	$267	$148	$119
Customer relationships	25	24	1
Provider networks	34	14	20
Balance at December 31, 2016	$326	$186	$140
Intangible assets:
Contract rights and licenses	$224	$120	$104
Customer relationships	25	23	2
Provider networks	27	11	16
Balance at December 31, 2015	$276	$154	$122
The changes in the carrying amounts of goodwill and intangible assets, at cost, in 2016 were due to the acquisitions described in Note 4, “Business Combinations.”

10. Restricted Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by government authorities primarily in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. The use of these funds is limited to specific purposes as required by regulation in the various states in which we operate, or as protection against the insolvency of capitated providers. We have the ability to hold our restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The following table presents the balances of restricted investments:

	December 31,
	2016	2015
	(In millions)
Florida	$22	$34
Illinois	3	—
Michigan	1	1
New Mexico	43	43
New York	9	—
Ohio	12	12
Puerto Rico	10	10
Texas	4	4
Utah	4	4
Wisconsin	1	1
Other	1	—
Total Health Plans segment	$110	$109
Molina Healthcare, Inc. 2016 Form 10-K | 88

The contractual maturities of our restricted investments, which are designated as held-to-maturity and are carried at amortized cost, which approximates fair value, as of December 31, 2016 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$100	$100
Due after one year through five years	10	10
	$110	$110

11. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	December 31,
	2016	2015	2014
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,352	$1,191	$871
Pharmacy payable	112	88	71
Capitation payable	37	140	28
Other	428	266	231
	$1,929	$1,685	$1,201
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $225 million, $167 million and $119 million, as of December 31, 2016, 2015 and 2014, respectively.
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

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Medical claims and benefits payable, beginning balance	$1,685	$1,201	$670
Components of medical care costs related to:
Current period	14,966	11,935	8,123
Prior periods	(192)	(141)	(46)
Total medical care costs	14,774	11,794	8,077

Change in non-risk provider payables	58	48	(32)

Payments for medical care costs related to:
Current period	13,304	10,448	7,064
Prior periods	1,284	910	450
Total paid	14,588	11,358	7,514
Medical claims and benefits payable, ending balance	$1,929	$1,685	$1,201
Reinsurance recoverables of $61 million, $46 million, and $9 million, as of December 31, 2016, 2015, and 2014, respectively, are included in receivables.

Molina Healthcare, Inc. 2016 Form 10-K | 89

The following tables provide information about incurred and paid claims development as of December 31, 2016, as well as cumulative claims frequency and the total of incurred but not paid claims liabilities. The information is inclusive of the New York health plan we acquired in 2016. The cumulative claim frequency is measured by claim event, and includes claims covered under capitated arrangements.

Incurred Claims and Allocated Claims Adjustment Expenses				Total IBNP	Cumulative number of reported claims
Benefit Year	2014 (1)	2015 (1)	2016

	(In millions)
2014	$8,284	$8,139	$8,138	$3	57
2015		12,113	11,928	22	83
2016			15,064	1,327	102
			$35,130	$1,352

Cumulative Paid Claims and Allocated Claims Adjustment Expenses
Benefit Year	2014 (1)	2015 (1)	2016

	(In millions)
2014	$7,220	$8,123	$8,135
2015		10,615	11,906
2016			13,403
			$33,444

The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for medical claims and benefits payable.

2016
(In millions)
Incurred claims and allocated claims adjustment expenses	$35,130
Less: cumulative paid clams and allocated claims adjustment expenses	(33,444)
Non-risk provider payables and other	243
Medical claims and benefits payable	$1,929
_______________________________

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

That portion of our total medical claims and benefits payable liability that is most subject to variability in the estimate is IBNP. Our IBNP, as included in medical claims and benefits payable, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors.
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

Molina Healthcare, Inc. 2016 Form 10-K | 90

absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate.
As indicated above, the amounts ultimately paid out on our medical claims and benefits payable liabilities in 2016, 2015, and 2014 were less than what we had expected when we had established those liabilities. The differences between our original estimates and the amounts ultimately paid out (or now expected to be ultimately paid out) for the most part related to IBNP. While many related factors working in conjunction with one another serve to determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
2016
We believe that the most significant uncertainties relating to our IBNP estimates at December 31, 2016 are as follows:

•
Our New York health plan acquisition closed on August 1, 2016, which added approximately 35,000 new members. Because these members are new to Molina and we have little insight into their claims history, our estimates of the liability we have incurred for services provided to these members are subject to more than the usual amount of uncertainty.

•
At our Florida, New Mexico, Puerto Rico, Utah and Washington health plans, we overpaid certain inpatient and outpatient facility claims. We adjusted our claims payment history to reflect the claims payment pattern that would have occurred without these overpayments. For this reason, our liability estimates for these health plans are subject to more than the usual amount of uncertainty.

•
Fluctuations in the volume of claims received in a paper format (rather than an electronic format) during the third quarter of 2016 have created more than the usual amount of uncertainty regarding our estimate of the liability for our California health plan.

•
At our Illinois health plan, certain claims with dates of service in 2014 and 2015 were paid in December 2016. Because of these claims with unusually old dates of service, our liability estimate for the Illinois health plan is subject to more than the usual amount of uncertainty.

We recognized favorable prior period claims development in the amount of $192 million for the year ended December 31, 2016. This amount represents our estimate, as of December 31, 2016, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2015 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

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

•
At our Washington health plan, we overpaid certain outpatient facility claims in 2015 when the state converted to a new payment methodology. We did not include an estimate in our December 31, 2015 reserves for this potential recovery.

•	At our California health plan, we enrolled approximately 55,000 new Medicaid Expansion members in 2015. For these new members, our actual costs were ultimately less than expected.
2015
We recognized favorable prior period claims development in the amount of $141 million for the year ended December 31, 2015. This amount represented our estimate as of December 31, 2015, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2014 was more than the amount that was ultimately paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

Molina Healthcare, Inc. 2016 Form 10-K | 91

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

•
At our New Mexico health plan, the state implemented a retroactive increase to the provider fee schedules in mid-2014. As a result, many claims that were previously settled were reopened, and subject to, additional payment. Because our reserving methodology is most accurate when claims payment patterns are consistent and predictable, the payment of additional amounts on claims that in some cases had been settled more than six months before added a substantial degree of complexity to our liability estimation process. Due to the difficulties in addressing that added complexity, liabilities recorded as of December 31, 2014 were in excess of amounts ultimately paid.

•	At our Washington health plan, we collected amounts in 2015 related to certain claims paid in 2013. Such collections were not anticipated in our reserves as of December 31, 2014.
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

12. Debt
As of December 31, 2016, contractual maturities of debt for the years ending December 31 are as follows:

	Total	2017	2018	2019	2020	2021	Thereafter

	(In millions)
5.375% Notes	$700	$—	$—	$—	$—	$—	$700
1.125% Convertible Notes	550	—	—	—	550	—	—
1.625% Convertible Notes (1)	302	—	—	—	—	—	302
	$1,552	$—	$—	$—	$550	$—	$1,002

(1)
The 1.625% Notes have a contractual maturity date in 2044; however, on contractually specified dates beginning in 2018, holders of the 1.625% Notes may require us to repurchase some or all of the 1.625% Notes, or we may redeem any or all of the 1.625% Notes.

Molina Healthcare, Inc. 2016 Form 10-K | 92

Substantially all of our debt is held at the parent, which is reported in the Other segment. The principal amounts, unamortized discount (net of premium related to the 1.625% Notes), unamortized issuance costs, and net carrying amounts of debt were as follows:

	Principal Balance	Unamortized Discount	Unamortized Issuance Costs	Net Carrying Amount
	(In millions)
December 31, 2016:
5.375% Notes	$700	$—	$9	$691
1.125% Convertible Notes	550	73	6	471
1.625% Convertible Notes	302	16	2	284
	$1,552	$89	$17	$1,446
December 31, 2015:
5.375% Notes	$700	$—	$11	$689
1.125% Convertible Notes	550	95	7	448
1.625% Convertible Notes	302	25	4	273
Other	1	—	—	1
	$1,553	$120	$22	$1,411
Interest cost recognized relating to our convertible senior notes for the periods presented was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Contractual interest at coupon rate	$11	$11	$13
Amortization of the discount	30	29	26
	$41	$40	$39
Debt Commitment Letter
On August 2, 2016, in connection with the Proposed Medicare Acquisition, we entered into a debt commitment letter with Barclays Bank PLC (Barclays). The primary terms of the debt commitment letter provided that, subject to satisfaction of certain conditions, including consummation of the Proposed Medicare Acquisition, Barclays would provide us with debt financing up to $400 million. The debt commitment letter automatically terminated in February 2017 as a result of the termination of the Proposed Medicare Acquisition. See Note 1, “Basis of Presentation” for further discussion regarding the termination of the Proposed Medicare Acquisition.
5.375% Notes due 2022
On November 10, 2015, we completed the private offering of $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, unless earlier redeemed. In September 2016, we completed a registration rights agreement to exchange the 5.375% Notes for registered notes having substantially identical terms, including guarantees. Interest on the 5.375% Notes is payable semiannually in arrears on May 15 and November 15.
The 5.375% Notes contain customary non-financial covenants and change of control provisions. At December 31, 2016, we were in compliance with all financial covenants under the 5.375% Notes. Certain of our wholly owned subsidiaries jointly and severally guarantee our obligations under the 5.375% Notes. See Note 23, “Supplemental Condensed Consolidating Financial Information,” for more information on the guarantors.
Credit Facility
In January 2017, we entered into an amended unsecured $500 million revolving credit facility (the Credit Facility). Outstanding letters of credit amounting to $6 million reduce the borrowing capacity to $494 million. The Credit Facility has a term of five years and all amounts outstanding will be due and payable on January 31, 2022. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $650 million.

Molina Healthcare, Inc. 2016 Form 10-K | 93

Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee.
Certain of our wholly owned subsidiaries jointly and severally guarantee our obligations under the Credit Facility. The Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. At December 31, 2016, we were not in compliance with the financial covenants under the Credit Facility. In February 2017, we entered into a Second Amendment to the Credit Facility (the Second Amendment). The Second Amendment modified the Credit Facility’s definition of the earnings measure used in the covenant computations to: a) allow us to receive credit for risk corridor payments owed to, but not received or accrued by us during 2016; and b) account for the difference between the amount of actual risk transfer payments made or accrued by us during 2016, and the amount of risk transfer payments that would have been due to us under the federal government’s proposed 2018 risk adjustment payment transfer formula. The Second Amendment also provides for a waiver by the lenders of our non-compliance with the Credit Facility debt covenants at December 31, 2016. As of December 31, 2016, no amounts were outstanding under the Credit Facility.
1.125% Cash Convertible Senior Notes due 2020
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
The 1.125% Notes are convertible only into cash, and not into shares of our common stock or any other securities. The initial conversion rate for the 1.125% Notes is 24.5277 shares of our common stock per $1,000 principal amount, or approximately $40.77 per share of our common stock. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.125% Notes, equal to the settlement amount, determined in the manner set forth in the indenture. We may not redeem the 1.125% Notes prior to the maturity date. Holders may convert their 1.125% Notes only under the following circumstances:

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
The 1.125% Notes met the stock price trigger in the quarter ended December 31, 2016, and are convertible into cash through at least March 31, 2017. Because the 1.125% Notes may be converted to cash within 12 months, the $471 million carrying amount is reported in current portion of long-term debt as of December 31, 2016.
The 1.125% Notes contain an embedded cash conversion option (the 1.125% Conversion Option), which was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Conversion Option settles or expires. The initial fair value liability of the 1.125% Conversion Option simultaneously reduced the carrying value of the 1.125% Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Notes at an effective rate of approximately 6%. As of December 31, 2016, the 1.125% Notes have a remaining amortization period of 3.0 years. The 1.125% Notes’ if-converted value exceeded

Molina Healthcare, Inc. 2016 Form 10-K | 94

their principal amount by approximately $182 million and $332 million as of December 31, 2016 and December 31, 2015, respectively.
1.625% Convertible Senior Notes due 2044
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
The initial conversion rate for the 1.625% Notes is 17.2157 shares of our common stock per $1,000 principal amount, or approximately $58.09 per share of our common stock. Upon conversion, we will pay cash and, if applicable, deliver shares of our common stock to the converting holder in an amount per $1,000 principal amount of 1.625% Notes equal to the settlement amount (as defined in the related indenture).
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

As of December 31, 2016, the 1.625% Notes were not convertible.
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
Because the 1.625% Notes are net share settled and have cash settlement features, we have allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 1.625% Notes resulted in a debt discount that is amortized back to the 1.625% Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the debt. The expected life of the debt is

Molina Healthcare, Inc. 2016 Form 10-K | 95

approximately four years, beginning on the issuance date and ending on the first date we may redeem the 1.625% Notes in August 2018. As of December 31, 2016, the 1.625% Notes have a remaining amortization period of 1.6 years. This has resulted in our recognition of interest expense on the 1.625% Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5%. The outstanding 1.625% Notes’ if-converted value did not exceed their principal amount at December 31, 2016, and exceeded their principal amount at December 31, 2015 by approximately $10 million. At December 31, 2016 and December 31, 2015, the equity component of the 1.625% Notes, including the impact of deferred taxes, was $23 million.
Lease Financing Obligations
As a result of our continuing involvement in the leasing transactions described below, we are the “accounting owner” of the properties under the leases. The assets are therefore included in our consolidated balance sheets, and are depreciated over their remaining useful lives. The lease financing obligations are amortized over the initial lease terms, such that there will be no gain or loss recorded if the leases are not extended their expiration dates. Payments under the leases adjust the lease financing obligations, and the imputed interest is recorded to interest expense in our consolidated statements of income. Aggregate interest expense under these leases amounted to $17 million, $17 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively. For information regarding the future minimum lease obligations, refer to Note 19, “Commitments and Contingencies.”
Molina Center and Ohio Exchange. In 2013, we entered into a sale-leaseback transaction for the Molina Center and our Ohio health plan office building located in Columbus, Ohio, also known as the Ohio Exchange. The sale of these properties did not qualify for sales recognition, because certain lease terms resulted in our continuing involvement with these leased properties. Rent increases 3% per year through the initial term, which expires in 2038. The lease provides for six five-year renewal options, with renewal rent to be the higher of the 3% annual escalator or the then-fair market value.
6th and Pine. Also in 2013, we entered into a construction and lease transaction for two office buildings in Long Beach, California (6th and Pine). Due to our participation in the construction project, we retained continuing involvement in the properties. Rent increases 3.4% per year through the initial term, which expires in 2029. The lease provides for two five-year renewal options, with renewal rent to be determined based on the then-fair market value.

13. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

		December 31,
	Balance Sheet Location	2016	2015
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$267	$374

Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$267	$374
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

Molina Healthcare, Inc. 2016 Form 10-K | 96

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
1.125% Conversion Option. The embedded cash conversion option within the 1.125% Notes is accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Conversion Option, refer to Note 5, “Fair Value Measurements.”
As of December 31, 2016, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Notes may be converted within 12 months of December 31, 2016, as described in Note 12, “Debt.”

14. Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes, nondeductible expenses such as the HIF, certain compensation, and other general and administrative expenses. The effective tax rate may be subject to fluctuations during the year, particularly as a result of the level of pretax earnings, and also as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Current:
Federal	$134	$172	$72
State	3	8	3
Foreign	(6)	6	—
Total current	131	186	75
Deferred:
Federal	19	(10)	—
State	2	4	(2)
Foreign	1	(1)	—
Total deferred	22	(7)	(2)
	$153	$179	$73

Molina Healthcare, Inc. 2016 Form 10-K | 97

A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	2.4	0.4
Change in unrecognized tax benefits	0.5	0.9	(0.1)
Nondeductible health insurer fee (HIF)	37.0	17.0	22.9
Nondeductible compensation	3.1	0.6	(4.1)
Change in purchase agreement that increased tax basis in assets	(2.2)	—	—
Other	(0.2)	(0.4)	(0.3)
Effective tax rate	74.8%	55.5%	53.8%
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
During 2016, 2015, and 2014, excess tax benefits from share-based compensation amounted to $2 million, $8 million, and $3 million, respectively. These amounts were recorded as a decrease to income taxes payable and an increase to additional paid-in capital.
Deferred tax assets and liabilities are classified as non-current. Significant components of our deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(In millions)
Accrued expenses	$22	$37
Reserve liabilities	28	14
Other accrued medical costs	5	5
Net operating losses	13	7
Unrealized losses	1	2
Unearned premiums	27	21
Lease financing obligation	38	35
Deferred compensation	6	8
Tax credit carryover	7	8
Valuation allowance	(16)	(9)
Total deferred income tax assets, net of valuation allowance	131	128
Prepaid expenses	(9)	(9)
Depreciation and amortization	(104)	(83)
Basis in debt	(23)	(18)
Total deferred income tax liabilities	(136)	(110)
Net deferred income tax (liability) asset - long term	$(5)	$18
At December 31, 2016, we had state net operating loss carryforwards of $315 million, which begin expiring in 2018.
At December 31, 2016, we had California enterprise zone tax credit carryovers of $11 million, which will begin to expire in 2024.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2016, $16 million of deferred tax assets did not satisfy the recognition criteria due to uncertainty regarding the realization of some of our state net operating loss

Molina Healthcare, Inc. 2016 Form 10-K | 98

carryforwards. Therefore, we increased our valuation allowance by $7 million, from $9 million at December 31, 2015, to $16 million as of December 31, 2016.
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
The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Gross unrecognized tax benefits at beginning of period	$(9)	$(3)	$(8)
Increases in tax positions for current year	(1)	(1)	—
Increases in tax positions for prior years	(1)	(5)	(1)
Settlements	—	—	6
Gross unrecognized tax benefits at end of period	$(11)	$(9)	$(3)
The total amount of unrecognized tax benefits at December 31, 2016, 2015 and 2014 that, if recognized, would affect the effective tax rates is $9 million, $7 million and $2 million, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $2 million due to the expiration of statutes of limitation.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2016, 2015 and 2014 were insignificant.
We are under examination by the IRS for calendar year 2011 and may be subject to examination for calendar years 2012 through 2015. We are under examination, or may be subject to examination, in Puerto Rico and certain state and local jurisdictions, with the major state jurisdictions being California, Michigan, and Illinois for the years 2009 through 2015.

15. Stockholders' Equity
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
1.125% Warrants. In connection with the Call Spread Overlay transaction described in Note 13, “Derivatives,” in 2013, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period (beginning on April 15, 2020) under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, “Net Income per Share,” for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised.
Securities Repurchase Programs. In December 2015, our board of directors authorized the repurchase of up to $50 million in aggregate of our common stock or senior notes. We did not repurchase any shares under this program, which expired without renewal on December 31, 2016.

Molina Healthcare, Inc. 2016 Form 10-K | 99

Stock Incentive Plans. At December 31, 2016, we had employee equity incentives outstanding under two plans: (1) the 2011 Equity Incentive Plan (2011 Plan); and (2) the 2002 Equity Incentive Plan (from which equity incentives are no longer awarded).
The 2011 Plan provides for the award of restricted shares and units, performance shares and units, stock options and stock bonuses to the company’s officers, employees, directors, consultants, advisers, and other service providers. The 2011 Plan provides for the issuance of up to 4.5 million shares of common stock.
Restricted share awards are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to four years from the date of grant. We recognize expense for these awards on a straight-line basis. Stock option awards have an exercise price equal to the fair market value of our common stock on the date of grant, generally vest in equal annual installments over periods up to four years from the date of grant, and have a maximum term of ten years from the date of grant.
In connection with our equity incentive plans and employee stock purchase plan, approximately 674,000 shares of common stock were purchased or vested, net of shares used to settle employees’ income tax obligations, during the year ended December 31, 2016.
Charged to general and administrative expenses, total share-based compensation expense was as follows:

	Year Ended December 31,
	2016		2015		2014
	(In millions)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
Restricted stock and performance awards	$20	$17	$19	$13	$19	$12
Employee stock purchase plan and stock options	6	5	4	3	3	2
	$26	$22	$23	$16	$22	$14
As of December 31, 2016, there was $29 million of total unrecognized compensation expense related to unvested restricted share awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 1.7 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 4.7% for non-executive employees as of December 31, 2016. As of December 31, 2016, there was no unrecognized compensation expense related to unvested stock options.
Restricted stock. Restricted and performance stock activity for the year ended December 31, 2016 is summarized below:

	Restricted Shares	Performance Shares	Total Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2015	658,156	376,601	1,034,757	$46.68
Granted	300,007	226,010	526,017	63.84
Vested	(352,292)	—	(352,292)	42.06
Canceled	—	(256,955)	(256,955)	46.24
Forfeited	(28,627)	—	(28,627)	53.06
Unvested balance as of December 31, 2016	577,244	345,656	922,900	$58.15
The total fair value of restricted awards, including those with performance or market conditions, granted during the years ended December 31, 2016, 2015, and 2014 was $34 million, $28 million, and $25 million, respectively. The total fair value of restricted awards, including those with performance or market conditions, which vested during the years ended December 31, 2016, 2015, and 2014 was $22 million, $39 million, and $24 million, respectively.
Employee Stock Purchase Plan. Under our employee stock purchase plan (ESPP), eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using the Black-Scholes option pricing model. For the years ended December 31, 2016, 2015, and 2014, the inputs to this model were as follows: risk-free interest rates of approximately 0.1% to 0.5%; expected volatilities ranging from approximately 30% to 40%, dividend yields of 0%, and an average expected life of 0.5

Molina Healthcare, Inc. 2016 Form 10-K | 100

years. We issued approximately 410,000, 302,000 and 327,000 shares of our common stock under the ESPP during the years ended December 31, 2016, 2015, and 2014, respectively. The 2011 ESPP provides for the issuance of up to three million shares of common stock.
Stock Options. No stock options were granted in 2016, 2015 and 2014, and stock options outstanding as of December 31, 2016 were insignificant. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $1 million, $6 million, and $2 million, respectively.

16. Employee Benefits
We sponsor defined contribution 401(k) plans that cover substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We generally match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plans totaled $36 million, $27 million and $21 million in the years ended December 31, 2016, 2015, and 2014, respectively.
We also have a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.

17. Related Party Transactions
Our California health plan has entered into a provider agreement with Pacific Healthcare IPA (Pacific), which is 50% owned by the brother-in-law of Dr. J. Mario Molina and John C. Molina. Under the terms of this provider agreement, the California health plan paid Pacific approximately $1 million in each of 2015 and 2014 for medical care provided to health plan members. Payments in 2016 were insignificant.
Refer to Note 18, “Variable Interest Entities (VIEs),” for a discussion of the Joseph M. Molina, M.D. Professional Corporations.

18. Variable Interest Entities (VIEs)
Joseph M. Molina M.D., Professional Corporations
The Joseph M. Molina, M.D. Professional Corporations (JMMPC) were created to further advance our direct delivery business. JMMPC’s primary shareholder is Dr. J. Mario Molina, our chief executive officer, president, and chairman of the board of directors. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. JMMPC provides primary care medical services through its employed physicians and other medical professionals. JMMPC also provides certain specialty referral services to our California health plan members through a contracted provider network. Substantially all of the individuals served by JMMPC are members of our health plans. JMMPC does not have agreements to provide professional medical services with any other entities.
Our wholly owned subsidiary, Molina Medical Management, Inc. (MMM), has entered into services agreements with JMMPC to provide clinic facilities, clinic administrative support staff, patient scheduling services and medical supplies to JMMPC. The services agreements were designed such that JMMPC will operate at break even, ensuring the availability of quality care and access for our health plan members. The services agreements provide that the administrative fees charged to JMMPC by MMM are reviewed annually to assure the achievement of this goal. For the years ended December 31, 2016, 2015 and 2014, JMMPC paid $55 million, $69 million and $11 million, respectively, to MMM for clinic administrative services provided by MMM to JMMPC.
Separately, our California, Florida, New Mexico, Utah and Washington health plans have entered into primary care services agreements with JMMPC. These agreements direct our health plans to either fund JMMPC’s operating deficits, or receive JMMPC’s operating surpluses, such that JMMPC will derive no profit or loss. Because the MMM services agreements described above mitigate the likelihood of significant operating deficits or surpluses, such amounts either paid to JMMPC or received by the health plans are generally insignificant. For the years ended December 31, 2016, 2015, and 2014, our health plans paid $122 million, $117 million and $32 million, respectively, to JMMPC for health care services provided by JMMPC to the health plans’ members.

Molina Healthcare, Inc. 2016 Form 10-K | 101

We have determined that JMMPC is a VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities (excluding clinical decisions) that most significantly affect JMMPC’s economic performance, and the obligation to absorb losses or the right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC’s assets may be used to settle only JMMPC’s obligations, and JMMPC’s creditors have no recourse to the general credit of Molina Healthcare, Inc. As of December 31, 2016, JMMPC had total assets of $18 million, and total liabilities of $18 million. As of December 31, 2015, JMMPC had total assets of $17 million, and total liabilities of $17 million.
Our maximum exposure to loss as a result of our involvement with JMMPC is generally limited to the amounts needed to fund JMMPC’s ongoing payroll, employee benefits and medical care costs associated with JMMPC’s specialty referral activities. We believe that such loss exposures will be insignificant to our consolidated operating results and cash flows for the foreseeable future.
New Markets Tax Credit
In 2011, our New Mexico data center subsidiary entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC (Wells Fargo), its wholly owned subsidiary New Mexico Healthcare Data Center Investment Fund, LLC (Investment Fund), and certain of Wells Fargo’s affiliated Community Development Entities (CDEs), in connection with our participation in the federal government’s New Markets Tax Credit Program (NMTC). The credit amounts to 39% of the original investment amount and is claimed over a period of seven years (five percent for each of the first three years, and six percent for each of the remaining four years). The investment in the CDE cannot be redeemed before the end of the seven-year period.
As a result of a series of simultaneous financing transactions, Wells Fargo contributed capital of $6 million to the Investment Fund, and Molina Healthcare, Inc. loaned the principal amount of $16 million to the Investment Fund. The Investment Fund then contributed the proceeds to certain CDEs, which, in turn, loaned the proceeds of $21 million to our New Mexico data center subsidiary.
We have determined that the financing arrangement with Investment Fund and CDEs is a VIE, that we are the primary beneficiary of the VIE, and we have included it in our consolidated financial statements. Wells Fargo’s contribution of $6 million is included in cash at December 31, 2016 and December 31, 2015 and the offsetting amount of Wells Fargo’s interest in the financing arrangement is included in other liabilities in the accompanying consolidated balance sheets.

19. Commitments and Contingencies
Regulatory Capital Requirements and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,492 million at December 31, 2016, and $1,229 million at December 31, 2015. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $264 million and $612 million as of December 31, 2016 and 2015, respectively.
The National Association of Insurance Commissioners (NAIC), adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules which may vary from state to state. All of the states in which our health plans operate, except California, Florida and New York, have adopted these rules. Such requirements, if adopted by California, Florida and New York, may increase the minimum capital required for those states.

Molina Healthcare, Inc. 2016 Form 10-K | 102

As of December 31, 2016, our health plans had aggregate statutory capital and surplus of approximately $1,693 million compared with the required minimum aggregate statutory capital and surplus of approximately $1,100 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2016. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
Legal Proceedings
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
Marketplace Risk Corridor Program. On January 19, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, Case Number 1:55-cv-01000-UNJ, on behalf of our health plans seeking recovery from the federal government of approximately $52 million in Marketplace risk corridor payments for calendar year 2015. Based upon current estimates, we believe our health plans are also owed approximately $90 million in Marketplace risk corridor payments from the federal government for calendar year 2016, and a further nominal amount for calendar year 2014. Our lawsuit seeks recovery of all of these unpaid amounts. We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid Marketplace risk corridor payments as of December 31, 2016. We have fully recognized all liabilities due to the federal government that we have incurred under the Marketplace risk corridor program, and have paid all amounts due to the federal government as required.
Rodriguez v. Providence Community Corrections. On October 1, 2015, seven individuals, on behalf of themselves and all others similarly situated, filed a complaint in the District Court for the Middle District of Tennessee, Nashville Division, Case No. 3:15-cv-01048 (the Rodriquez Litigation), against Providence Community Corrections, Inc. (now known as Pathways Community Corrections, Inc., or PCC). Rutherford County, Tennessee formerly contracted with PCC for the administration of misdemeanor probation, which involved the collection of court costs and fees from probationers. The complaint alleges, among other things, that PCC illegally assessed fees and surcharges against probationers and made improper threats of arrest and probation revocation if the probationers did not pay such amounts. The plaintiffs in the Rodriguez Litigation seek alleged compensatory, treble, and punitive damages, plus attorneys’ fees, for alleged federal and state constitutional violations, as well as alleged violations of the Racketeer Influenced and Corrupt Organization Act. PCC’s agreement with Rutherford County terminated effective March 31, 2016. On November 1, 2015, one month after the Rodriguez Litigation commenced, we acquired PCC from The Providence Service Corporation (Providence) pursuant to a membership interest purchase agreement. In September 2016, the parties to the Rodriguez Litigation accepted a mediation proposal for settlement pursuant to which PCC would pay the plaintiffs $14 million. The parties are in the process of finalizing the settlement agreement. We expect to recover the full amount of the settlement under the indemnification provisions of the membership interest purchase agreement with Providence.
United States of America, ex rel., Anita Silingo v. Mobile Medical Examination Services, Inc., et al. On or around October 14, 2014, Molina Healthcare of California, Molina Healthcare of California Partner Plan, Inc., Mobile Medical Examination Services, Inc. (MedXM), and other health plan defendants were served with a Complaint previously filed under seal in the Central District Court of California by Relator, Anita Silingo, Case No. SACV13-1348-FMO(SHx). The Complaint alleges that MedXM improperly modified medical records and otherwise took inappropriate steps to increase members’ risk adjustment scores, and that the defendants, including Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc., purportedly turned a “blind eye” to these unlawful practices. On October 22, 2015, the Relator filed a third amended complaint. On July 11, 2016, the District Court dismissed with prejudice the third amended complaint, without leave to amend. On

Molina Healthcare, Inc. 2016 Form 10-K | 103

September 23, 2016, the plaintiff filed an appeal with the Ninth Circuit Court of Appeals. The plaintiff/appellant’s opening brief is due March 6, 2017, and the defendant/appellee’s opening brief is due April 5, 2017.
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
States’ Budgets
From time to time the states in which our health plans operate may experience financial difficulties, which could lead to delays in premium payments. For example, the state of Illinois is operating without a budget for its current fiscal year. It is unclear when or if the state’s budget difficulties will be resolved. As of December 31, 2016, our Illinois health plan served approximately 195,000 members and recognized premium revenue of approximately $601 million for the year ended December 31, 2016. As of February 24, 2017, the state of Illinois owed us approximately $68 million for certain October, November and December 2016 premiums.
In another example, the Commonwealth of Puerto Rico’s fiscal plan, issued on October 14, 2016, reported that current revenues are insufficient to support existing current operations and debt service. While the Commonwealth reports that it will prioritize health care spending, it stresses the need to address the cap on federal matching funds it receives for its participation in the Medicaid program. Among the fiscal issues expected to further exacerbate the Commonwealth’s current debt crisis is the depletion of ACA funds, estimated to occur in the Commonwealth’s fiscal year 2018. As of December 31, 2016, our Puerto Rico health plan served approximately 330,000 members and recorded premium revenue of approximately $726 million for the year ended December 31, 2016. As of February 24, 2017, the Commonwealth is current with its premium payments.
Operating Leases
We lease administrative and clinic facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2027. Facility lease terms generally range from five to 10 years with one to two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the lease period. Certain of our leases contain rent escalation clauses or lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the lease term.
Future minimum lease payments by year and in the aggregate under operating leases and lease financing obligations consist of the following amounts:

	Lease Financing Obligations	Operating Leases	Total
	(In millions)
2017	$17	$63	$80
2018	17	57	74
2019	18	50	68
2020	19	33	52
2021	19	21	40
Thereafter	337	43	380
	$427	$267	$694
Rental expense related to operating leases amounted to $64 million, $44 million, and $32 million for the years ended December 31, 2016, 2015, and 2014, respectively. The amounts reported in “Lease Financing Obligations” above represent our contractual lease commitments for the properties described in Note 12, “Debt” under the subheading “Lease Financing Obligations.”

Molina Healthcare, Inc. 2016 Form 10-K | 104

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
Employment Agreements
In 2002, we entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, which were further amended and restated in 2016. These amended and restated employment agreements had an initial one-year term, and are subject to automatic one-year extensions thereafter. Should the executives be terminated without cause or resign for good reason before a change of control, as defined, we will pay 400% of the executive’s base salary then in effect and a prorated termination bonus (150% of base salary for the Chief Executive Officer and 125% of base salary for the Chief Financial Officer), in addition to full vesting of equity compensation, and a cash payment for health and welfare benefits.
In 2013, we entered into employment agreements with our Chief Operating Officer, Chief Accounting Officer, and Chief Legal Officer. These agreements continue until terminated by us, or the executive resigns. If the executive’s employment is terminated by us without cause or the executive resigns for good reason, the executive will be entitled to receive one year’s base salary and termination bonus, as defined, full vesting of time-based equity compensation, and a cash payment for health and welfare benefits.
Payment of the severance benefits described above is contingent upon the executive’s signing a release agreement waiving claims against us. If the executives are terminated for cause, no further payments are due under the contracts.

20. Segment Information
We have three reportable segments. These segments consist of our Health Plans segment, which comprises the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment, which includes our behavioral health and social services subsidiary, Pathways.
Our reportable segments are consistent with how we currently manage our business and view the markets we serve. The Health Plans segment consists of our health plans and our direct delivery business. Our health plans are operating segments that have been aggregated for reporting purposes because they share similar economic characteristics. The Molina Medicaid Solutions segment provides support to state government agencies in the administration of their Medicaid programs including business processing, information technology development, and administrative services. The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
Gross margin is the appropriate earnings measure for our reportable segments, based on how our chief operating decision maker currently reviews results, assesses performance, and allocates resources.
Gross margin for our Health Plans segment is referred to as “Medical margin,” and for our Molina Medicaid Solutions and Other segments, as “Service margin.” Medical margin represents the amount earned by the Health Plans segment after medical costs are deducted from premium revenue. The medical care ratio represents the amount of medical care costs as a percentage of premium revenue, and is one of the key metrics used to assess the performance of the Health Plans segment. Therefore, the underlying medical margin is the most important measure of earnings reviewed by the chief operating decision maker. The service margin is equal to service revenue minus cost of service revenue.

Molina Healthcare, Inc. 2016 Form 10-K | 105

	Health Plans	Molina Medicaid Solutions	Other	Consolidated
	(In millions)
2016
Total revenue (1)	$17,234	$195	$353	$17,782
Gross margin	1,618	21	33	1,672
Depreciation and amortization (2)	122	45	15	182
Goodwill, and intangible assets, net	513	72	175	760
Total assets	5,897	267	1,285	7,449
2015
Total revenue (1)	13,917	195	66	14,178
Gross margin	1,447	55	5	1,507
Depreciation and amortization (2)	95	25	6	126
Goodwill, and intangible assets, net	393	73	175	641
Total assets	4,707	213	1,656	6,576
2014
Total revenue (1)	9,449	210	8	9,667
Gross margin	947	53	—	1,000
Depreciation and amortization (2)	83	46	5	134
Goodwill, and intangible assets, net	286	75	—	361
Total assets	3,355	185	895	4,435
______________________

(1)
Total revenue consists primarily of premium revenue, premium tax revenue and health insurer fee revenue for the Health Plans segment, and service revenue for the Molina Medicaid Solutions and Other segments.

(2)	Depreciation and amortization reported in accompanying consolidated statements of cash flows.
The following table reconciles gross margin by segment to consolidated income before income tax expense:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Gross margin:
Health Plans	$1,618	$1,447	$947
Molina Medicaid Solutions	21	55	53
Other	33	5	—
Total gross margin	1,672	1,507	1,000
Add: other operating revenues (1)	851	684	434
Less: other operating expenses (2)	(2,217)	(1,804)	(1,241)
Operating income	306	387	193
Other expenses, net	101	65	58
Income before income tax expense	$205	$322	$135
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(2)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses, and depreciation and amortization.

Molina Healthcare, Inc. 2016 Form 10-K | 106

21. Quarterly Results of Operations (Unaudited)
The following table summarizes quarterly unaudited results of operations for the years ended December 31, 2016 and 2015.

	For The Quarter Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	December 31, 2016
	(In millions, except per-share data)
Premium revenue	$3,995	$4,029	$4,191	$4,177
Service revenue	140	135	133	131
Operating income (loss)	89	105	118	(6)
Net income (loss)	24	33	42	(47)
Net income (loss) per share (1):
Basic	$0.44	$0.58	$0.77	$(0.85)
Diluted	$0.43	$0.58	$0.76	$(0.85)

	For The Quarter Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	December 31, 2015
	(In millions, except per-share data)
Premium revenue	$2,971	$3,304	$3,377	$3,589
Service revenue	52	47	47	107
Operating income	82	116	113	76
Net income	28	39	46	30
Net income per share (1):
Basic	$0.58	$0.78	$0.84	$0.54
Diluted	$0.56	$0.72	$0.77	$0.52
_______________________________

(1)
The dilutive effect of all potentially dilutive common shares is calculated using the treasury-stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive.

Molina Healthcare, Inc. 2016 Form 10-K | 107

22. Condensed Financial Information of Registrant
The condensed balance sheets as of December 31, 2016 and 2015, and the related condensed statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 2016 for our parent company Molina Healthcare, Inc. (the Registrant), are presented below.

Condensed Balance Sheets

	December 31,
	2016	2015
	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$86	$360
Investments	178	252
Receivables	2	—
Income taxes refundable	17	7
Due from affiliates	104	86
Prepaid expenses and other current assets	58	46
Derivative asset	267	374
Total current assets	712	1,125
Property, equipment, and capitalized software, net	301	267
Goodwill and intangible assets, net	58	61
Investments in subsidiaries	2,609	2,205
Deferred income taxes	10	23
Advances to related parties and other assets	48	36
	$3,738	$3,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1	$—
Accounts payable and accrued liabilities	146	157
Current portion of long-term debt	472	449
Derivative liability	267	374
Total current liabilities	886	980
Senior notes	975	962
Lease financing obligations	198	198
Deferred income taxes	11	—
Other long-term liabilities	19	20
Total liabilities	2,089	2,160
Stockholders’ equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding:
57 shares at December 31, 2016 and 56 shares at December 31, 2015	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	841	803
Accumulated other comprehensive loss	(2)	(4)
Retained earnings	810	758
Total stockholders’ equity	1,649	1,557
	$3,738	$3,717
See accompanying notes.

Molina Healthcare, Inc. 2016 Form 10-K | 108

Condensed Statements of Income

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Revenue:
Management fees	$1,062	$914	$692
Investment income and other revenue	16	17	14
Total revenue	1,078	931	706
Expenses:
Medical care costs	73	55	46
General and administrative expenses	899	797	583
Depreciation and amortization	95	82	73
Total operating expenses	1,067	934	702
Operating income (loss)	11	(3)	4
Interest expense	101	66	57
Other expense	—	—	1
Loss before income taxes and equity in net income of subsidiaries	(90)	(69)	(54)
Income tax benefit	(24)	(21)	(27)
Net loss before equity in net income of subsidiaries	(66)	(48)	(27)
Equity in net income of subsidiaries	118	191	89
Net income	$52	$143	$62
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net income	$52	$143	$62
Other comprehensive income (loss):
Unrealized investment gain (loss)	3	(5)	—
Less: effect of income taxes	1	(2)	—
Other comprehensive income (loss), net of tax	2	(3)	—
Comprehensive income	$54	$140	$62
See accompanying notes.

Molina Healthcare, Inc. 2016 Form 10-K | 109

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Operating activities:
Net cash provided by operating activities	$55	$113	$74
Investing activities:
Capital contributions to subsidiaries	(386)	(770)	(292)
Dividends received from subsidiaries	101	142	—
Purchases of investments	(115)	(244)	(129)
Proceeds from sales and maturities of investments	188	118	263
Purchases of property, equipment and capitalized software	(125)	(91)	(94)
Change in amounts due to/from affiliates	(18)	(68)	16
Other, net	6	—	8
Net cash used in investing activities	(349)	(913)	(228)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	—	689	123
Proceeds from common stock offering, net of issuance costs	—	373	—
Proceeds from employee stock plans	18	18	14
Principal payments on convertible senior notes	—	—	(11)
Other, net	2	5	3
Net cash provided by financing activities	20	1,085	129
Net (decrease) increase in cash and cash equivalents	(274)	285	(25)
Cash and cash equivalents at beginning of year	360	75	100
Cash and cash equivalents at end of year	$86	$360	$75
See accompanying notes.

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
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2016, 2015, and 2014 for these services amounted to $1,062 million, $914 million, and $692 million, respectively, and are included in operating revenue.
The Registrant and its subsidiaries are included in the consolidated federal and state income tax returns filed by the Registrant. Income taxes are allocated to each subsidiary in accordance with an intercompany tax allocation agreement. The agreement allocates income taxes in an amount generally equivalent to the amount which would

Molina Healthcare, Inc. 2016 Form 10-K | 110

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
For all periods presented, the Registrant made capital contributions to certain subsidiaries primarily to comply with minimum net worth requirements and to fund business combinations. Such amounts have been recorded as an increase in investment in the respective subsidiaries, net of insignificant returns of capital.
Note D - Related Party Transactions
The Registrant’s related party transactions are described in Note 17, “Related Party Transactions.”

Molina Healthcare, Inc. 2016 Form 10-K | 111

23. Supplemental Condensed Consolidating Financial Information
As discussed in Note 12, “Debt,” in November 2015 we completed the private offering of $700 million aggregate principal amount of 5.375% Notes, which were subsequently exchanged for registered notes in September 2016.
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
In January 2017, pursuant to the terms of the amended Credit Facility described in Note 12, “Debt,” and the terms of the indenture governing the 5.375% Notes, all guarantors immediately prior to January 3, 2017 other than Molina Information Systems, LLC, d/b/a Molina Medicaid Solutions, Molina Pathways, LLC and Pathways Health and Community Support LLC were automatically and unconditionally released as guarantors of our amended Credit Facility and the 5.375% Notes.
The following condensed consolidating financial statements present Molina Healthcare, Inc. (as parent guarantor), the subsidiary guarantors, the subsidiary non-guarantors and eliminations.

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$1,078	$556	$17,287	$(1,139)	$17,782
Expenses:
Medical care costs	73	54	14,705	(58)	14,774
Cost of service revenue	—	443	42	—	485
General and administrative expenses	899	48	1,527	(1,081)	1,393
Premium tax expenses	—	—	468	—	468
Health insurer fee expenses	—	—	217	—	217
Depreciation and amortization	95	12	32	—	139
Total operating expenses	1,067	557	16,991	(1,139)	17,476
Operating income (loss)	11	(1)	296	—	306
Interest expense	101	—	—	—	101
(Loss) income before income taxes	(90)	(1)	296	—	205
Income tax (benefit) expense	(24)	(4)	181	—	153
Net (loss) income before equity in earnings of subsidiaries	(66)	3	115	—	52
Equity in net earnings of subsidiaries	118	1	—	(119)	—
Net income	$52	$4	$115	$(119)	$52

Molina Healthcare, Inc. 2016 Form 10-K | 112

	Year Ended December 31, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$931	$293	$13,931	$(977)	$14,178
Expenses:
Medical care costs	55	36	11,753	(50)	11,794
Cost of service revenue	—	184	9	—	193
General and administrative expenses	797	41	1,235	(927)	1,146
Premium tax expenses	—	—	397	—	397
Health insurer fee expenses	—	—	157	—	157
Depreciation and amortization	82	4	18	—	104
Total operating expenses	934	265	13,569	(977)	13,791
Operating (loss) income	(3)	28	362	—	387
Total other expenses (income), net	66	—	(1)	—	65
(Loss) income before income taxes	(69)	28	363	—	322
Income tax (benefit) expense	(21)	9	191	—	179
Net (loss) income before equity in earnings of subsidiaries	(48)	19	172	—	143
Equity in net earnings of subsidiaries	191	(1)	—	(190)	—
Net income	$143	$18	$172	$(190)	$143

	Year Ended December 31, 2014
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$706	$240	$9,454	$(733)	$9,667
Expenses:
Medical care costs	46	27	8,034	(31)	8,076
Cost of service revenue	—	157	—	—	157
General and administrative expenses	583	29	855	(702)	765
Premium tax expenses	—	—	294	—	294
Health insurer fee expenses	—	—	89	—	89
Depreciation and amortization	73	5	15	—	93
Total operating expenses	702	218	9,287	(733)	9,474
Operating income	4	22	167	—	193
Total other expenses, net	58	—	—	—	58
(Loss) income before income taxes	(54)	22	167	—	135
Income tax (benefit) expense	(27)	8	92	—	73
Net (loss) income before equity in earnings of subsidiaries	(27)	14	75	—	62
Equity in net earnings of subsidiaries	89	—	—	(89)	—
Net income	$62	$14	$75	$(89)	$62

Molina Healthcare, Inc. 2016 Form 10-K | 113

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net income	$52	$4	$115	$(119)	$52
Other comprehensive income, net of tax	2	—	1	(1)	2
Comprehensive income	$54	$4	$116	$(120)	$54

	Year Ended December 31, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net income	$143	$18	$172	$(190)	$143
Other comprehensive loss, net of tax	(3)	—	(3)	3	(3)
Comprehensive income	$140	$18	$169	$(187)	$140

	Year Ended December 31, 2014
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net income	$62	$14	$75	$(89)	$62
Other comprehensive loss, net of tax	—	—	—	—	—
Comprehensive income	$62	$14	$75	$(89)	$62

Molina Healthcare, Inc. 2016 Form 10-K | 114

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$86	$38	$2,695	$—	$2,819
Investments	178	—	1,580	—	1,758
Receivables	2	78	894	—	974
Income tax refundable	17	4	18	—	39
Due from (to) affiliates	104	(19)	(85)	—	—
Prepaid expenses and other current assets	58	40	38	(5)	131
Derivative asset	267	—	—	—	267
Total current assets	712	141	5,140	(5)	5,988
Property, equipment, and capitalized software, net	301	70	83	—	454
Deferred contract costs	—	86	—	—	86
Goodwill and intangible assets, net	58	223	479	—	760
Restricted investments	—	—	110	—	110
Investment in subsidiaries, net	2,609	42	—	(2,651)	—
Deferred income taxes	10	—	—	—	10
Other assets	48	4	5	(16)	41
	$3,738	$566	$5,817	$(2,672)	$7,449
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1	$—	$1,928	$—	$1,929
Amounts due government agencies	—	—	1,202	—	1,202
Accounts payable and accrued liabilities	146	56	188	(5)	385
Deferred revenue	—	40	275	—	315
Current portion of long-term debt	472	—	—	—	472
Derivative liability	267	—	—	—	267
Total current liabilities	886	96	3,593	(5)	4,570
Long-term debt	1,173	—	16	(16)	1,173
Deferred income taxes	11	40	(36)	—	15
Other long-term liabilities	19	3	20	—	42
Total liabilities	2,089	139	3,593	(21)	5,800
Total stockholders’ equity	1,649	427	2,224	(2,651)	1,649
	$3,738	$566	$5,817	$(2,672)	$7,449

Molina Healthcare, Inc. 2016 Form 10-K | 115

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$360	$42	$1,927	$—	$2,329
Investments	252	—	1,549	—	1,801
Receivables	—	79	518	—	597
Income tax refundable	7	3	3	—	13
Due from (to) affiliates	86	(4)	(82)	—	—
Prepaid expenses and other current assets	46	11	136	(1)	192
Derivative asset	374	—	—	—	374
Total current assets	1,125	131	4,051	(1)	5,306
Property, equipment, and capitalized software, net	267	52	74	—	393
Deferred contract costs	—	81	—	—	81
Goodwill and intangible assets, net	61	246	334	—	641
Restricted investments	—	—	109	—	109
Investment in subsidiaries, net	2,205	1	—	(2,206)	—
Deferred income taxes	23	(35)	30	—	18
Other assets	36	2	6	(16)	28
	$3,717	$478	$4,604	$(2,223)	$6,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$3	$1,682	$—	$1,685
Amounts due government agencies	—	1	728	—	729
Accounts payable and accrued liabilities	157	35	170	—	362
Deferred revenue	—	34	189	—	223
Current portion of long-term debt	449	—	—	—	449
Derivative liability	374	—	—	—	374
Total current liabilities	980	73	2,769	—	3,822
Long-term debt	1,160	—	16	(16)	1,160
Other long-term liabilities	20	2	16	(1)	37
Total liabilities	2,160	75	2,801	(17)	5,019
Total stockholders’ equity	1,557	403	1,803	(2,206)	1,557
	$3,717	$478	$4,604	$(2,223)	$6,576
Molina Healthcare, Inc. 2016 Form 10-K | 116

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$55	45	573	—	$673
Investing activities:
Purchases of investments	(115)	—	(1,814)	—	(1,929)
Proceeds from sales and maturities of investments	188	—	1,778	—	1,966
Purchases of property, equipment and capitalized software	(125)	(34)	(17)	—	(176)
Decrease in restricted investments	—	—	4	—	4
Net cash paid in business combinations	—	(11)	(37)	—	(48)
Capital contributions to subsidiaries	(386)	20	366	—	—
Dividends received from subsidiaries	101	—	(101)	—	—
Change in amounts due to/from affiliates	(18)	3	15	—	—
Other, net	6	(26)	1	—	(19)
Net cash (used in) provided by investing activities	(349)	(48)	195	—	(202)
Financing activities:
Proceeds from employee stock plans	18	—	—	—	18
Other, net	2	(1)	—	—	1
Net cash provided by (used in) financing activities	20	(1)	—	—	19
Net (decrease) increase in cash and cash equivalents	(274)	(4)	768	—	490
Cash and cash equivalents at beginning of period	360	42	1,927	—	2,329
Cash and cash equivalents at end of period	$86	$38	$2,695	$—	$2,819

Molina Healthcare, Inc. 2016 Form 10-K | 117

	Year Ended December 31, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$113	58	954	—	$1,125
Investing activities:
Purchases of investments	(244)	—	(1,679)	—	(1,923)
Proceeds from sales and maturities of investments	118	—	1,008	—	1,126
Purchases of property, equipment and capitalized software	(91)	(23)	(18)	—	(132)
Decrease in restricted investments	—	5	(11)	—	(6)
Net cash paid in business combinations	—	(214)	(236)	—	(450)
Capital contributions to subsidiaries	(770)	238	532	—	—
Dividends received from subsidiaries	142	(17)	(125)	—	—
Change in amounts due to/from affiliates	(68)	15	53	—	—
Other, net	—	(35)	—	—	(35)
Net cash used in investing activities	(913)	(31)	(476)	—	(1,420)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	689	—	—	—	689
Proceeds from common stock offering, net of issuance costs	373	—	—	—	373
Proceeds from employee stock plans	18	—	—	—	18
Other, net	5	—	—	—	5
Net cash provided by financing activities	1,085	—	—	—	1,085
Net increase in cash and cash equivalents	285	27	478	—	790
Cash and cash equivalents at beginning of period	75	15	1,449	—	1,539
Cash and cash equivalents at end of period	$360	$42	$1,927	$—	$2,329

Molina Healthcare, Inc. 2016 Form 10-K | 118

	Year Ended December 31, 2014
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$74	29	957	—	$1,060
Investing activities:
Purchases of investments	(129)	—	(824)	—	(953)
Proceeds from sales and maturities of investments	263	—	370	—	633
Purchases of property, equipment and capitalized software	(94)	(12)	(9)	—	(115)
Decrease in restricted investments	—	5	(39)	—	(34)
Net cash paid in business combinations	—	—	(44)	—	(44)
Capital contributions to subsidiaries	(292)	14	278	—	—
Dividends received from subsidiaries	—	—	—	—	—
Change in amounts due to/from affiliates	16	(1)	(15)	—	—
Other, net	8	(29)	(2)	—	(23)
Net cash used in investing activities	(228)	(23)	(285)	—	(536)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	123	—	—	—	123
Contingent consideration liabilities settled	—	—	(50)	—	(50)
Proceeds from employee stock plans	14	—	—	—	14
Principal payments on convertible senior notes	(10)	—	—	—	(10)
Other, net	2	—	—	—	2
Net cash provided by (used in) financing activities	129	—	(50)	—	79
Net (decrease) increase in cash and cash equivalents	(25)	6	622	—	603
Cash and cash equivalents at beginning of period	100	9	827	—	936
Cash and cash equivalents at end of period	$75	$15	$1,449	$—	$1,539

Molina Healthcare, Inc. 2016 Form 10-K | 119

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The following sets forth certain information regarding our executive officers, including the business experience of each executive officer during the past five years:

Name	Age	Position
J. Mario Molina, M.D.	58	President and Chief Executive Officer
John C. Molina, J.D.	52	Chief Financial Officer
Terry P. Bayer	66	Chief Operating Officer
Joseph W. White	58	Chief Accounting Officer
Jeff D. Barlow	54	Chief Legal Officer and Corporate Secretary
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
Ms. Bayer has served as Chief Operating Officer since 2005.
Mr. White has served as Chief Accounting Officer since 2007.
Mr. Barlow has served as Chief Legal Officer and Corporate Secretary since 2010.
The remaining information called for by Item 10 of Form 10-K is incorporated by reference to “Election of Directors,” “Corporate Governance and Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The consolidated financial statements and exhibits listed below are filed as part of this report.

(1)	The financial statements included in Financial Statements and Supplementary Data, above, are filed as part of this annual report.

(2)	Financial Statement Schedules
None of the schedules apply, or the information required is included in the Notes to the Consolidated Financial Statements.

(3)	Exhibits
Reference is made to the accompanying Index to Exhibits.

Molina Healthcare, Inc. 2016 Form 10-K | 120

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2017.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Molina
Joseph M. Molina, M.D. (Dr. J. Mario Molina)
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Molina Healthcare, Inc. 2016 Form 10-K | 121

Signature	Title	Date

/s/ Joseph M. Molina	Chairman of the Board, Chief Executive Officer, and President	March 1, 2017
Joseph M. Molina, M.D.	(Principal Executive Officer)

/s/ John C. Molina	Director, Chief Financial Officer, and Treasurer	March 1, 2017
John C. Molina, J.D.	(Principal Financial Officer)

/s/ Joseph W. White	Chief Accounting Officer	March 1, 2017
Joseph W. White	(Principal Accounting Officer)

/s/ Garrey E. Carruthers	Director	March 1, 2017
Garrey E. Carruthers, Ph.D.

/s/ Daniel Cooperman	Director	March 1, 2017
Daniel Cooperman

/s/ Charles Z. Fedak	Director	March 1, 2017
Charles Z. Fedak

/s/ Frank E. Murray	Director	March 1, 2017
Frank E. Murray, M.D.

/s/ Steven J. Orlando	Director	March 1, 2017
Steven J. Orlando

/s/ Ronna E. Romney	Director	March 1, 2017
Ronna E. Romney

/s/ Richard M. Schapiro	Director	March 1, 2017
Richard M. Schapiro

/s/ Dale B. Wolf	Director	March 1, 2017
Dale B. Wolf

Molina Healthcare, Inc. 2016 Form 10-K | 122

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
Filed as Exhibit 2.2 to registrant’s Form 10-K filed February 26, 2016.
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002.
3.2	Certificate of Amendment to Certificate of Incorporation	Filed as Appendix A to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2013.
3.3	Third Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.1 to registrant’s Form 10-Q filed July 30, 2014.
4.1	Indenture, dated as of February 15, 2013, by and between Molina Healthcare, Inc. and U.S. Bank, National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed February 15, 2013.
4.2	Form of 1.125% Cash Convertible Senior Note due 2020	Included in Exhibit 4.1 to registrant’s Form 8-K filed February 15, 2013.
4.3	Indenture, dated as of September 5, 2014, by and between Molina Healthcare, Inc. and U.S. Bank National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed September 8, 2014.
4.4	Form of 1.625% Convertible Senior Note due 2044	Included in Exhibit 4.1 to registrant’s Form 8-K filed September 8, 2014.
4.5	Form of 1.625% Convertible Senior Notes Due 2044 Note Purchase Agreement, dated as of September 11, 2014, by and between Molina Healthcare, Inc. and certain institutional investors	Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 12, 2014.
4.6	First Supplemental Indenture, dated as of September 16, 2014, by and between Molina Healthcare, Inc. and the U.S. Bank National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed September 17, 2014.
4.7	Form of 1.625% Convertible Senior Note due 2044	Included in Exhibit 4.1 to registrant’s Form 8-K filed September 17, 2014.
4.8	Indenture dated November 10, 2015, by and among Molina Healthcare, Inc., the guarantor parties thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015.
4.9	Form of 5.375% Senior Notes due 2022	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015.

Molina Healthcare, Inc. 2016 Form 10-K | 123

Number	Description	Method of Filing
4.10	Form of Guarantee pursuant to Indenture, dated as of November 10, 2015, by and among Molina Healthcare, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015.
4.11
Registration Rights Agreement, dated as of November 10, 2015, by and among Molina Healthcare, Inc., the guarantors party thereto and SunTrust Robinson Humphrey, Inc., as representative of the Initial Purchasers (as defined therein)
Filed as Exhibit 4.4 to registrant’s Form 8-K filed November 10, 2015.
4.12	First Supplemental Indenture, dated as of February 16, 2016, by and among Molina Healthcare, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed February 18, 2016.
*10.1	2002 Equity Incentive Plan	Filed as Exhibit 10.13 to registrant’s Form S-1 filed December 30, 2002.
*10.2	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013)	Filed as Exhibit 10.5 to registrant’s Form 10-K filed February 26, 2014.
*10.3	Amendment No. 1 to the Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013)	Filed as Exhibit 10.6 to registrant’s Form 10-K filed February 26, 2014.
*10.4	Amendment No. 2 to the Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2013)	Filed as Exhibit 10.4 to registrant’s Form 10-K filed February 26, 2015.
*10.5	2011 Equity Incentive Plan	Filed as Exhibit 10.8 to registrant’s Form 10-K filed February 26, 2014.
*10.6	2011 Employee Stock Purchase Plan	Filed as Exhibit 10.6 to registrant’s Form 10-K filed February 26, 2015.
*10.7	Form of Restricted Stock Award Agreement (Executive Officer) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed August 9, 2005.
*10.8	Form of Restricted Stock Award Agreement (Outside Director) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed August 9, 2005.
*10.9	Form of Restricted Stock Award Agreement (Employee) under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.5 to registrant’s Form 10-Q filed August 9, 2005.
*10.10	Form of Stock Option Agreement under Molina Healthcare, Inc. Equity Incentive Plan	Filed as Exhibit 10.3 to registrant’s Form 10-K filed March 14, 2007.
*10.11	Second Amended and Restated Employment Agreement with J. Mario Molina, M.D. dated March 16, 2016	Filed as Exhibit 10.1 to registrant’s Form 8-K filed March 16, 2016.
*10.12	Second Amended and Restated Employment Agreement with John C. Molina dated March 16, 2016	Filed as Exhibit 10.2 to registrant’s Form 8-K filed March 16, 2016.
*10.13	Employment Agreement with Terry Bayer dated June 14, 2013	Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 14, 2013.
*10.14	Employment Agreement with Joseph White dated June 14, 2013	Filed as Exhibit 10.2 to registrant’s Form 8-K filed June 14, 2013.
*10.15	Employment Agreement with Jeff Barlow dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013.
*10.16	Amended and Restated Change in Control Agreement with Terry Bayer, dated as of December 31, 2009	Filed as Exhibit 10.4 to registrant’s Form 8-K filed January 7, 2010.
*10.17	Amended and Restated Change in Control Agreement with Joseph W. White, dated as of December 31, 2009	Filed as Exhibit 10.6 to registrant’s Form 8-K filed January 7, 2010.
*10.18	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013.
10.19	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007.
10.20	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 15, 2013.
10.21	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant’s Form 8-K filed February 15, 2013.

Molina Healthcare, Inc. 2016 Form 10-K | 124

Number	Description	Method of Filing
10.22	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant’s Form 8-K filed February 15, 2013.
10.23	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant’s Form 8-K filed February 15, 2013.
10.24	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.5 to registrant’s Form 8-K filed February 15, 2013.
10.25	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.6 to registrant’s Form 8-K filed February 15, 2013.
10.26	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.7 to registrant’s Form 8-K filed February 15, 2013.
10.27	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.8 to registrant’s Form 8-K filed February 15, 2013.
10.28	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed May 3, 2013.
10.29	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed May 3, 2013.
10.30	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed May 3, 2013.
10.31	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed May 3, 2013.
10.32	Lease Agreement, dated as of February 27, 2013, by and between 6th & Pine Development, LLC and Molina Healthcare, Inc.	Filed as Exhibit 10.32 to registrant’s Form 10-K filed February 28, 2013.
10.33	First Amendment to Office Building Lease, effective as of October 31, 2014, by and between 6th & Pine Development, LLC and Molina Healthcare, Inc.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed November 5, 2014.
10.34	Second Amendment to Office Building Lease, effective as of November 2, 2015, by and between 6th & Pine Development, LLC and Molina Healthcare, Inc.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed November 6, 2015.
10.35	Settlement Agreement entered into on October 30, 2013, by and between the Department of Health Care Services and Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc.	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 30, 2013.
10.36
Credit Agreement, dated as of June 12, 2015, by and among Molina Healthcare, Inc., Molina Information Systems, LLC, Molina Medical Management, Inc., certain lenders named on the signature pages thereto and SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank
Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 16, 2015.
10.37
First Amendment to Credit Agreement, dated as of January 3, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank, including the amended and restated Credit Agreement attached as Exhibit A thereto

Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 3, 2017.
10.38
Second Amendment to Credit Agreement, dated as of February 15, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank
Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 17, 2017.

Molina Healthcare, Inc. 2016 Form 10-K | 125

Number	Description	Method of Filing
10.39	Guarantor Joinder Agreement, dated February 16, 2016, by and among the guarantors party thereto and SunTrust Bank, as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 18, 2016.
10.40
Purchase Agreement, dated as of February 11, 2013, among Molina Healthcare, Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the Initial Purchasers
Filed as Exhibit 1.1 to registrant’s Form 8-K filed February 15, 2013.
10.41	Capitated Medical Group/IPA Provider Services Agreement, effective May 1, 2013, by and between Molina Healthcare of California and Pacific Healthcare IPA	Filed as Exhibit 10.42 to registrant’s Form 10-K filed February 26, 2016.
10.42
Regulatory Amendment for the Capitated Financial Alignment Demonstration Product to Molina Healthcare of California Group/IPA Provider Services Agreement(s), effective September 26, 2014, by and between Molina Healthcare of California and Pacific Healthcare IPA Associates, Inc.
Filed as Exhibit 10.43 to registrant’s Form 10-K filed February 26, 2016.
10.43
Capitated Financial Alignment Demonstration Amendment to Molina Healthcare of California Group/IPA Provider Services Agreement, effective as of July 1, 2014, by and between Molina Healthcare of California and Pacific Healthcare IPA Associates, Inc.
Filed as Exhibit 10.44 to registrant’s Form 10-K filed February 26, 2016.
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

Molina Healthcare, Inc. 2016 Form 10-K | 126