Form 10-Q
period 2017-03-31
MOLINA HEALTHCARE INC
filed 2017-05-04
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 28, 2017, was approximately 57,004,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2017

CROSS-REFERENCE INDEX

FINANCIAL STATEMENTS
MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2017	2016
	(In millions, except per-share data) (Unaudited)
Revenue:
Premium revenue	$4,648	$3,995
Service revenue	131	140
Premium tax revenue	111	109
Health insurer fee revenue	—	90
Investment income and other revenue	14	9
Total revenue	4,904	4,343
Operating expenses:
Medical care costs	4,111	3,588
Cost of service revenue	122	127
General and administrative expenses	439	340
Premium tax expenses	111	109
Health insurer fee expenses	—	58
Depreciation and amortization	39	32
Total operating expenses	4,822	4,254
Operating income	82	89
Other (income) expenses, net:
Interest expense	26	25
Other income, net	(75)	—
Total other (income) expenses, net	(49)	25
Income before income tax expense	131	64
Income tax expense	54	40
Net income	$77	$24

Net income per share:
Basic	$1.38	$0.44
Diluted	$1.37	$0.43
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(Amounts in millions) (Unaudited)
Net income	$77	$24
Other comprehensive income:
Unrealized investment gain	1	9
Less: effect of income taxes	—	3
Other comprehensive income, net of tax	1	6
Comprehensive income	$78	$30
See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-Q | 4

MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Amounts in millions, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,198	$2,819
Investments	2,056	1,758
Receivables	1,006	974
Income taxes refundable	—	39
Prepaid expenses and other current assets	142	131
Derivative asset	—	267
Total current assets	6,402	5,988
Property, equipment, and capitalized software, net	447	454
Deferred contract costs	89	86
Intangible assets, net	131	140
Goodwill	620	620
Restricted investments	115	110
Deferred income taxes	10	10
Derivative asset	181	—
Other assets	43	41
	$8,038	$7,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,926	$1,929
Amounts due government agencies	1,575	1,202
Accounts payable and accrued liabilities	438	385
Deferred revenue	461	315
Income taxes payable	21	—
Current portion of long-term debt	1	472
Derivative liability	—	267
Total current liabilities	4,422	4,570
Senior notes	1,455	975
Lease financing obligations	198	198
Deferred income taxes	11	15
Derivative liability	181	—
Other long-term liabilities	44	42
Total liabilities	6,311	5,800

Stockholders’ equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding: 57 shares at March 31, 2017 and December 31, 2016	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	841	841
Accumulated other comprehensive loss	(1)	(2)
Retained earnings	887	810
Total stockholders’ equity	1,727	1,649
	$8,038	$7,449
See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-Q | 5

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(Amounts in millions) (Unaudited)
Operating activities:
Net income	$77	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	44
Deferred income taxes	(5)	30
Share-based compensation	6	7
Amortization of convertible senior notes and lease financing obligations	8	8
Other, net	3	6
Changes in operating assets and liabilities:
Receivables	(32)	(266)
Prepaid expenses and other assets	(12)	(202)
Medical claims and benefits payable	(3)	255
Amounts due government agencies	373	181
Accounts payable and accrued liabilities	50	205
Deferred revenue	146	(129)
Income taxes	59	(24)
Net cash provided by operating activities	719	139
Investing activities:
Purchases of investments	(733)	(611)
Proceeds from sales and maturities of investments	433	348
Purchases of property, equipment and capitalized software	(26)	(46)
Increase in restricted investments	(7)	(4)
Net cash paid in business combinations	—	(2)
Other, net	(6)	1
Net cash used in investing activities	(339)	(314)
Financing activities:
Proceeds from employee stock plans	1	—
Other, net	(2)	2
Net cash (used in) provided by financing activities	(1)	2
Net increase (decrease) in cash and cash equivalents	379	(173)
Cash and cash equivalents at beginning of period	2,819	2,329
Cash and cash equivalents at end of period	$3,198	$2,156

Molina Healthcare, Inc. 2017 Form 10-Q | 6

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three Months Ended March 31,
	2017	2016
	(Amounts in millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(6)	$(7)

Details of change in fair value of derivatives, net:
(Loss) gain on 1.125% Call Option	$(86)	$3
Gain (loss) on 1.125% Conversion Option	86	(3)
Change in fair value of derivatives, net	$—	$—

Details of business combinations:
Fair value of assets acquired	$—	$(134)
Purchase price amounts accrued/received	—	30
Reversal of amounts advanced to sellers in prior year	—	102
Net cash paid in business combinations	$—	$(2)
See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-Q | 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017

1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality managed health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments. These segments consist of our Health Plans segment, which comprises the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment.
The Health Plans segment consists of health plans in 12 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of March 31, 2017, these health plans served approximately 4.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate.
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
The Molina Medicaid Solutions segment provides support to state government agencies in the administration of their Medicaid programs, including business processing, information technology development and administrative services.
The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
Health Plans Segment Recent Developments
Proposed Medicare Acquisition. In August 2016, we entered into agreements with each of Aetna Inc. and Humana Inc. to acquire certain membership and assets related to their Medicare Advantage business (the Proposed Medicare Acquisition). The Proposed Medicare Acquisition was subject to closing conditions including the completion of the proposed acquisition of Humana by Aetna (the Aetna-Humana Merger). In January 2017, the U.S. District Court for the District of Columbia granted the request made by the U.S. Department of Justice in its civil antitrust lawsuit against Aetna and Humana, to prohibit the Aetna-Humana Merger. In February 2017, the Proposed Medicare Acquisition was terminated by the parties pursuant to the terms of the transaction. Under the termination agreement, we received an aggregate termination fee of $75 million from Aetna and Humana in the first quarter of 2017, which was recorded as other income.
New York Health Plan. On August 1, 2016, we closed on our acquisition of the outstanding equity interests of Today’s Options of New York, Inc., which now operates as Molina Healthcare of New York, Inc. The purchase price allocation was completed, and the final purchase price adjustments were recorded in the first quarter of 2017. Such adjustments were insignificant, and the final purchase price was $38 million.

Molina Healthcare, Inc. 2017 Form 10-Q | 8

Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries, and variable interest entities (VIEs) in which Molina Healthcare, Inc. is considered to be the primary beneficiary. Such VIEs are insignificant to our consolidated financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2017.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2016. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in the December 31, 2016 audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our December 31, 2016 audited consolidated financial statements.

2. Significant Accounting Policies
Revenue Recognition – Health Plans Segment
Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. Premium revenues are recognized in the month that members are entitled to receive health care services, and premiums collected in advance are deferred. Certain components of premium revenue are subject to accounting estimates and fall into two broad categories discussed in further detail below: 1) “Contractual Provisions That May Adjust or Limit Revenue or Profit;” and 2) “Quality Incentives.”
Contractual Provisions That May Adjust or Limit Revenue or Profit
Medicaid
Medical Cost Floors (Minimums), and Medical Cost Corridors: A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $262 million and $272 million at March 31, 2017 and December 31, 2016, respectively, to amounts due government agencies. Approximately $245 million and $244 million of the liability accrued at March 31, 2017 and December 31, 2016, respectively, relates to our participation in Medicaid Expansion programs.
In certain circumstances, our health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Receivables relating to such provisions were insignificant at March 31, 2017 and December 31, 2016.
Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Liabilities for profits in excess of the amount we are allowed to retain under these provisions were insignificant at March 31, 2017 and December 31, 2016.
Retroactive Premium Adjustments: State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, rather than in the months of service to which the retroactive adjustment applies. In the first quarter of 2016, we recorded a retroactive increase to Medicaid premium revenue of approximately $18 million relating to dates of service prior to 2016.
Medicare
Risk Adjustment: Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (measured as a member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and Centers for Medicare & Medicaid Services (CMS) practices. Consolidated balance sheet amounts related to anticipated Medicare risk adjustment premiums and Medicare Part D settlements were insignificant at March 31, 2017 and December 31, 2016.

Molina Healthcare, Inc. 2017 Form 10-Q | 9

Minimum MLR: Additionally, federal regulations have established a minimum annual medical loss ratio (Minimum MLR) of 85% for Medicare. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income.
Marketplace
Premium Stabilization Programs: The Affordable Care Act (ACA) established Marketplace premium stabilization programs effective January 1, 2014. These programs, commonly referred to as the “3R’s,” include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridor program. We record receivables or payables related to the 3R programs and the Minimum MLR when the amounts are reasonably estimable as described below, and, for receivables, when collection is reasonably assured. Our receivables (payables) for each of these programs, as of the dates indicated, were as follows:

	March 31, 2017			December 31, 2016
	Current Benefit Year	Prior Benefit Years	Total

	(In millions)
Risk adjustment	$(247)	$(522)	$(769)	$(522)
Reinsurance	—	58	58	55
Risk corridor	—	(5)	(5)	(1)
Minimum MLR	(37)	(3)	(40)	(1)

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

•	Reinsurance: This program was designed to provide reimbursement to insurers for high cost members and ended December 31, 2016; we expect to settle the outstanding receivable balance in 2017.

•
Risk corridor: This program was intended to limit gains and losses of insurers by comparing allowable costs to a target amount as defined by CMS, and ended December 31, 2016; we expect to settle the outstanding payable balance in 2017.

Additionally, the ACA established a Minimum MLR of 80% for the Marketplace. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. Each of the 3R programs is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income.
Quality Incentives
At several of our health plans, revenue ranging from approximately 1% to 3% of certain health plan premiums is earned only if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of March 31, 2017 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of March 31, 2017.

Molina Healthcare, Inc. 2017 Form 10-Q | 10

	Three Months Ended March 31,
	2017	2016
	(In millions)
Maximum available quality incentive premium - current period	$38	$40
Amount of quality incentive premium revenue recognized in current period:
Earned current period	$19	$18
Earned prior periods	5	5
Total	$24	$23

Quality incentive premium revenue recognized as a percentage of total premium revenue	0.5%	0.6%
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which is generally greater than the U.S. federal statutory rate primarily because of state taxes, nondeductible expenses such as the Health Insurer Fee (HIF), certain compensation, and other general and administrative expenses. The effective tax rate in the first quarter of 2017 decreased significantly, compared with prior year levels, due primarily to the 2017 HIF moratorium.
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
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our medical care policies to identify groups of contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future premiums and investment income, a premium deficiency reserve is recognized. We recorded a premium deficiency reserve of $30 million as of December 31, 2016 relating to our Marketplace program, which decreased to $22 million as of March 31, 2017.
Recent Accounting Pronouncements
Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge will be the excess of the carrying amount of the reporting unit, including goodwill, over the fair value of the reporting unit. ASU 2017-04 is effective beginning January 1, 2020; early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We intend to early adopt ASU 2017-04 and will apply the provisions of this standard in our interim or annual goodwill impairment tests subsequent to January 1, 2017. We are unable to quantify the impact of adoption to future quarters because the impact of this standard is dependent on the fair value of our reporting units at the time an impairment assessment is performed.
Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax and classification in the statement of cash flows. We adopted ASU 2016-09 in the first quarter of 2017; such adoption did not significantly impact our consolidated financial statements in the first quarter of 2017. In addition, the prior period presentation in the statement of cash flows was not adjusted because such adjustments were insignificant. We are unable to quantify the impact of adoption to future quarters, however, because such impact is dependent on future stock prices which we cannot predict.
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

Molina Healthcare, Inc. 2017 Form 10-Q | 11

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
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). We intend to adopt this standard and the related modifications on January 1, 2018, using the modified retrospective approach. Under this approach, the cumulative effect of initially applying the guidance will be reflected as an adjustment to beginning retained earnings.
We have determined that the insurance contracts of our Health Plans segment, which comprises the vast majority of our operations, are excluded from the scope of ASU 2014-09 because the recognition of revenue under these contracts is dictated by other accounting standards governing insurance contracts.
For our Molina Medicaid Solutions segment, we have determined that certain service revenue and cost of service revenue will no longer be deferred and recognized over the service delivery period. Rather, service revenue will be recognized based on the expected cost plus gross margin method, and cost of service revenue will be recognized as incurred. As of March 31, 2017, we expect the cumulative adjustment for historical periods through March 31, 2017, to increase retained earnings by no more than $50 million. This estimate will be updated in each quarterly and annual report until adoption. We are currently quantifying the effect of adoption in connection with our Other segment.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (SEC) did not have, or are not believed by management to have, a significant impact on our present or future consolidated financial statements.

3. Net Income per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2017	2016
	(In millions, except net income per share)
Numerator:
Net income	$77	$24
Denominator:
Denominator for basic net income per share	56	55
Effect of dilutive securities:
Share-based compensation	—	1
1.125% Warrants (1)	—	1
Denominator for diluted net income per share	56	57

Net income per share: (2)
Basic	$1.38	$0.44
Diluted	$1.37	$0.43
______________________________

(1)	For more information regarding the 1.125% Warrants, refer to Note 9, “Stockholders' Equity.”

(2)	Source data for calculations in thousands.

Molina Healthcare, Inc. 2017 Form 10-Q | 12

4. Fair Value Measurements
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
Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of March 31, 2017 included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 8, “Derivatives,” the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the three months ended March 31, 2017.
Our financial instruments measured at fair value on a recurring basis at March 31, 2017, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,353	$—	$1,353	$—
Government-sponsored enterprise securities (GSEs)	209	209	—	—
U.S. treasury notes	193	193	—	—
Municipal securities	152	—	152	—
Asset-backed securities	110	—	110	—
Certificates of deposit	39	—	39	—
Subtotal - current investments	2,056	402	1,654	—
1.125% Call Option derivative asset	181	—	—	181
Total assets measured at fair value on a recurring basis	$2,237	$402	$1,654	$181

1.125% Conversion Option derivative liability	$181	$—	$—	$181
Total liabilities measured at fair value on a recurring basis	$181	$—	$—	$181

Molina Healthcare, Inc. 2017 Form 10-Q | 13

Our financial instruments measured at fair value on a recurring basis at December 31, 2016, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,179	$—	$1,179	$—
GSEs	231	231	—	—
U.S. treasury notes	84	84	—	—
Municipal securities	142	—	142	—
Asset-backed securities	69	—	69	—
Certificates of deposit	53	—	53	—
Subtotal - current investments	1,758	315	1,443	—
1.125% Call Option derivative asset	267	—	—	267
Total assets measured at fair value on a recurring basis	$2,025	$315	$1,443	$267

1.125% Conversion Option derivative liability	$267	$—	$—	$267
Total liabilities measured at fair value on a recurring basis	$267	$—	$—	$267
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes, which are classified as Level 2 financial instruments, are indicated in the following table.

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
5.375% Notes	$691	$726	$691	$714
1.125% Convertible Notes	477	705	471	792
1.625% Convertible Notes	287	321	284	344
	$1,455	$1,752	$1,446	$1,850

5. Investments
Available-for-Sale Investments
The following tables summarize our investments as of the dates indicated:

	March 31, 2017
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,354	$1	$2	$1,353
GSEs	210	—	1	209
U.S. treasury notes	193	—	—	193
Municipal securities	153	—	1	152
Asset-backed securities	110	—	—	110
Certificates of deposit	39	—	—	39
	$2,059	$1	$4	$2,056

Molina Healthcare, Inc. 2017 Form 10-Q | 14

	December 31, 2016
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,180	$1	$2	$1,179
GSEs	232	—	1	231
U.S. treasury notes	84	—	—	84
Municipal securities	143	—	1	142
Asset-backed securities	69	—	—	69
Certificates of deposit	53	—	—	53
	$1,761	$1	$4	$1,758
The contractual maturities of our investments as of March 31, 2017 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$1,151	$1,151
Due after one year through five years	872	870
Due after five years through ten years	36	35
	$2,059	$2,056
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three months ended March 31, 2017 and 2016 were insignificant.
We have determined that unrealized losses at March 31, 2017 and December 31, 2016, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of March 31, 2017:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$570	$2	341	$—	$—	—
GSEs	200	1	83	—	—	—
Municipal securities	84	1	101	—	—	—
	$854	$4	525	$—	$—	—
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2016:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$542	$2	378	$—	$—	—
GSEs	198	1	73	—	—	—
Municipal securities	101	1	129	—	—	—
	$841	$4	580	$—	$—	—

Molina Healthcare, Inc. 2017 Form 10-Q | 15

Held-to-Maturity Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by government authorities primarily in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. The use of these funds is limited as required by regulation in the various states in which we operate, or as needed in the event of insolvency of capitated providers. We have the ability to hold our restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates.
The contractual maturities of our restricted investments, which are designated as held-to-maturity and are carried at amortized cost, which approximates fair value, as of March 31, 2017 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$97	$97
Due after one year through five years	18	18
	$115	$115

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	March 31, 2017	December 31, 2016
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,425	$1,352
Pharmacy payable	133	112
Capitation payable	36	37
Other	332	428
	$1,926	$1,929
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $131 million and $225 million as of March 31, 2017 and December 31, 2016, respectively.
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

Molina Healthcare, Inc. 2017 Form 10-Q | 16

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Medical claims and benefits payable, beginning balance	$1,929	$1,685
Components of medical care costs related to:
Current period	4,253	3,755
Prior periods	(142)	(167)
Total medical care costs	4,111	3,588

Change in non-risk provider payables	(96)	24

Payments for medical care costs related to:
Current period	2,683	2,241
Prior periods	1,335	1,116
Total paid	4,018	3,357
Medical claims and benefits payable, ending balance	$1,926	$1,940
Benefit from prior period as a percentage of:
Balance at beginning of period	7.4%	10.0%
Premium revenue, trailing twelve months	0.8%	1.2%
Medical care costs, trailing twelve months	0.9%	1.3%
Reinsurance recoverables of $67 million and $61 million as of March 31, 2017 and December 31, 2016, respectively, are included in receivables.
As indicated above, the amounts ultimately paid out on our medical claims and benefits payable liabilities in fiscal years 2017 and 2016 were less than what we had expected when we had established those liabilities. The differences between our original estimates and the amounts ultimately paid out (or now expected to be ultimately paid out) for the most part related to IBNP. While many related factors working in conjunction with one another serve to determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We believe that the most significant uncertainties surrounding our IBNP estimates at March 31, 2017 are as follows:

•
In the first quarter of 2017, our Marketplace enrollment across all health plans increased over 500,000 members. Due to limited insight into the cost patterns associated with this large number of new Marketplace members, our liability estimates for these members are subject to more than the usual amount of uncertainty.

•
At our Florida health plan, claims receipts increased significantly over the last few months due to an increase in the receipt of secondary claims, many of which are not our liability. These claims, known as COBA (coordination of benefits agreement) claims, will either be denied or will have very small paid amounts. For this reason, claims denial rates, amounts paid per claim and other claims indicators will be impacted, making our liability estimates subject to more than the usual amount of uncertainty.

•
At our Illinois health plan, we paid a large number of claims in the first quarter of 2017 that had previously been denied and disputed by providers. This has created some distortion in the payment patterns, making our liability estimates subject to more than the usual amount of uncertainty.

We recognized favorable prior period claims development in the amount of $142 million for the three months ended March 31, 2017. This amount represents our estimate as of March 31, 2017, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2016 was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

•
At our Puerto Rico health plan, we increased the outpatient claims liability at December 31, 2016 due to a significant increase in pharmacy utilization, which typically indicates that outpatient costs will also be increasing. However, our actual outpatient costs were ultimately lower than our estimates.

Molina Healthcare, Inc. 2017 Form 10-Q | 17

•
At our California health plan, we increased our claims liability at December 31, 2016 to reflect delays in the processing of paper claims. Subsequent adjudication of those claims has demonstrated that our actual additional claim costs were less than the additional amount we added to the December 31, 2016 liability estimate.

•	At our Texas health plan, higher than expected claims recoveries caused our actual costs to be less than expected.

7. Debt
Substantially all of our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets (in millions):

	March 31, 2017	December 31, 2016
Current portion of long-term debt:
1.125% Convertible Notes, net of unamortized discount	$—	$477
Lease financing obligations	1	1
Debt issuance costs	—	(6)
	1	472
Senior notes:
5.375% Notes	700	700
1.125% Convertible Notes, net of unamortized discount	482	—
1.625% Convertible Notes, net of unamortized premium and discount	289	286
Debt issuance costs	(16)	(11)
	1,455	975
Lease financing obligations	198	198
	$1,654	$1,645
5.375% Notes due 2022
We have outstanding $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, unless earlier redeemed. According to their terms, the guarantees under the 5.375% Notes mirror those of the Credit Facility, defined and described below. See Note 14, “Supplemental Condensed Consolidating Financial Information,” for more information on the guarantors.
Credit Facility
In January 2017, we entered into an amended unsecured $500 million revolving credit facility (Credit Facility), referred to as the First Amendment. As of March 31, 2017, outstanding letters of credit amounting to $6 million reduced our borrowing capacity under the Credit Facility to $494 million. The Credit Facility has a term of five years and all amounts outstanding will be due and payable on January 31, 2022. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, we may increase the Credit Facility to up to $650 million. As of March 31, 2017, no amounts were outstanding under the Credit Facility.
In addition to increasing amounts available to borrow under the Credit Facility and extending its term, the First Amendment provided that all guarantors immediately prior to January 3, 2017, other than Molina Information Systems, LLC, d/b/a Molina Medicaid Solutions, Molina Pathways, LLC, and Pathways Health and Community Support LLC, were automatically and unconditionally released from their obligations as guarantors of the Credit Facility and the 5.375% Notes.
The Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. In February 2017, we entered into a second amendment to the Credit Facility (the Second Amendment) which modified the Credit Facility’s definition of the earnings measure used in the financial covenant computations to a) allow us to receive credit for risk corridor payments owed to, but not received or accrued by us during 2016; and b) account for the difference between the amount of actual risk transfer payments made or accrued by us during 2016, and the amount of risk transfer payments that would have been due under the federal

Molina Healthcare, Inc. 2017 Form 10-Q | 18

government’s proposed 2018 risk adjustment payment transfer formula. At March 31, 2017, we were in compliance with all financial and non-financial covenants under the Credit Facility.
Convertible Senior Notes
We have outstanding $550 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020, unless earlier repurchased or converted. We refer to these notes as our 1.125% Convertible Notes. We also have outstanding $302 million aggregate principal amount of 1.625% convertible senior notes due August 14, 2044, unless earlier repurchased, redeemed, or converted. We refer to these notes as our 1.625% Convertible Notes. The 1.125% Convertible Notes are convertible entirely to cash, and the 1.625% Convertible Notes are convertible partially to cash, each prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger.
The stock price trigger for the 1.125% Convertible Notes is $53.00 per share. The stock price trigger for the 1.625% Convertible Notes is $75.51 per share. The 1.125% Convertible Notes and the 1.625% Convertible Notes did not meet their respective stock price triggers in the quarter ended March 31, 2017; therefore, they were not convertible and were reported as non-current as of March 31, 2017.
The 1.625% Convertible Notes have a contractual maturity date in 2044; however, on contractually specified dates beginning in August 2018, holders may require us to repurchase some or all of the 1.625% Convertible Notes, or we may redeem any or all of the 1.625% Convertible Notes.
Cross Default Provisions
The terms of our 5.375% Notes and each of the 1.125% and 1.625% Convertible Notes contain cross default provisions with the Credit Facility that are triggered upon an event of default under the Credit Facility, and when borrowings under the Credit Facility equal or exceed certain amounts as defined in the related indentures.
Debt Commitment Letter
In connection with the Proposed Medicare Acquisition, we entered into a debt commitment letter with Barclays Bank PLC (Barclays) in August 2016. Under this debt commitment letter, Barclays agreed to lend us up to $400 million, subject to satisfaction of certain conditions, including consummation of the Proposed Medicare Acquisition. The debt commitment letter automatically terminated in February 2017 as a result of the termination of the Proposed Medicare Acquisition. The costs associated with the debt commitment letter and its termination were reimbursed as described in Note 1, “Basis of Presentation–Health Plans Segment Recent Developments.”

8. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

	Balance Sheet Location	March 31, 2017	December 31, 2016
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$—	$267
	Non-current assets: Derivative asset	$181	$—
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$—	$267
	Non-current liabilities: Derivative liability	$181	$—
Our derivative financial instruments do not qualify for hedge treatment; therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of income, and reported in other income, net. Gains and losses for our derivative financial instruments are presented individually in the consolidated statements of cash flows, supplemental cash flow information.
1.125% Notes Call Spread Overlay. Concurrent with the issuance of the 1.125% Convertible Notes in 2013, we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions

Molina Healthcare, Inc. 2017 Form 10-Q | 19

(collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Convertible Notes (the Counterparties). We refer to these transactions collectively as the Call Spread Overlay. Under the Call Spread Overlay, the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Convertible Notes was reduced by proceeds from the sale of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Convertible Notes), these transactions are intended to offset cash payments in excess of the principal amount of the 1.125% Convertible Notes due upon any conversion of such Notes.
1.125% Call Option. The 1.125% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to cash settlement features until the 1.125% Call Option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Call Option, refer to Note 4, “Fair Value Measurements.”
1.125% Conversion Option. The embedded cash conversion option within the 1.125% Convertible Notes is accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the cash conversion option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Conversion Option, refer to Note 4, “Fair Value Measurements.”
As of March 31, 2017, the 1.125% Call Option and the 1.125% Conversion Option were classified as a non-current asset and non-current liability, respectively, because the 1.125% Convertible Notes were not convertible as of March 31, 2017, as described in Note 7, “Debt.”

9. Stockholders' Equity
Stockholders’ equity increased $78 million during the three months ended March 31, 2017 compared with stockholders’ equity at December 31, 2016. The increase was due to net income of $77 million and $1 million of other comprehensive income.
1.125% Warrants
In connection with the Call Spread Overlay transaction described in Note 8, “Derivatives,” in 2013, we issued 13,490,236 warrants with a strike price of $53.8475 per share. Under certain circumstances, beginning in April 2020, when the price of our common stock exceeds the strike price of the 1.125% Warrants, we will be obligated to issue shares of our common stock subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, “Net Income per Share,” for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised.
Stock Incentive Plans
In connection with our equity incentive plans and employee stock purchase plan, approximately 246,000 shares of common stock were purchased or vested, net of shares used to settle employees’ income tax obligations, during the three months ended March 31, 2017.
As of March 31, 2017, there was $39 million of total unrecognized compensation expense related to unvested restricted share awards, including those with performance conditions, which we expect to recognize over a remaining weighted-average period of 2.4 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 3.8% for non-executive employees as of March 31, 2017.
Restricted and performance stock activity for the three months ended March 31, 2017 is summarized below:

	Restricted Shares	Performance Shares	Total	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2016	577,244	345,656	922,900	$58.15
Granted	351,214	—	351,214	49.51
Vested	(208,425)	(107,320)	(315,745)	51.88
Forfeited	(5,061)	—	(5,061)	63.71
Unvested balance as of March 31, 2017	714,972	238,336	953,308	57.02
The total fair value of restricted awards, including those with performance or market conditions, granted during the three months ended March 31, 2017 and 2016 was $17 million and $18 million, respectively. The total fair value of

Molina Healthcare, Inc. 2017 Form 10-Q | 20

restricted awards, including those with performance and market conditions, which vested during the three months ended March 31, 2017 and 2016 was $16 million and $32 million, respectively.

10. Segment Information
We have three reportable segments. These segments consist of our Health Plans segment, which comprises the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
Gross margin is the appropriate earnings measure for our reportable segments, based on how our chief operating decision maker currently reviews results, assesses performance, and allocates resources.
Gross margin for our Health Plans segment is referred to as “Medical margin,” and for our Molina Medicaid Solutions and Other segments, as “Service margin.” Medical margin represents the amount earned by the Health Plans segment after medical costs are deducted from premium revenue. The medical care ratio represents medical care costs as a percentage of premium revenue, and is one of the key metrics used to assess the performance of the Health Plans segment. Therefore, the underlying medical margin is the most important measure of earnings reviewed by the chief operating decision maker. The service margin is equal to service revenue minus cost of service revenue.

	Health Plans	Molina Medicaid Solutions	Other	Consolidated

	(In millions)
Three Months Ended March 31, 2017
Total revenue (1)	$4,771	$46	$87	$4,904
Gross margin	537	4	5	546

Three Months Ended March 31, 2016
Total revenue (1)	4,201	52	90	4,343
Gross margin	407	6	7	420

Total Assets
March 31, 2017	6,586	279	1,173	8,038
December 31, 2016	5,897	267	1,285	7,449
______________________

(1)
Total revenue consists primarily of premium revenue, premium tax revenue and health insurer fee revenue for the Health Plans segment, and service revenue for the Molina Medicaid Solutions and Other segments. Inter-segment revenue is insignificant.

The following table reconciles gross margin by segment to consolidated income before income tax expense:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Gross margin:
Health Plans	$537	$407
Molina Medicaid Solutions	4	6
Other	5	7
Total gross margin	546	420
Add: other operating revenues (1)	125	208
Less: other operating expenses (2)	(589)	(539)
Operating income	82	89
Other (income) expenses, net	(49)	25
Income before income tax expense	$131	$64

Molina Healthcare, Inc. 2017 Form 10-Q | 21

______________________

(1)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(2)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses and depreciation and amortization.

11. Commitments and Contingencies
Regulatory Capital Requirements and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,527 million at March 31, 2017, and $1,492 million at December 31, 2016. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $273 million and $264 million as of March 31, 2017 and December 31, 2016, respectively.
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
As of March 31, 2017, our health plans had aggregate statutory capital and surplus of approximately $1,722 million compared with the required minimum aggregate statutory capital and surplus of approximately $1,100 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2017. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
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
Marketplace Risk Corridor Program. On January 19, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, Case Number 1:55-cv-01000-UNJ, on behalf of our health plans seeking recovery from the federal government of approximately $52 million in Marketplace risk corridor payments for calendar year 2015. Based upon current estimates, we believe our health plans are also owed approximately $90 million in Marketplace risk corridor payments from the federal government for calendar year 2016, and a further

Molina Healthcare, Inc. 2017 Form 10-Q | 22

nominal amount for calendar year 2014. Our lawsuit seeks recovery of all of these unpaid amounts. We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid Marketplace risk corridor payments as of March 31, 2017. We have fully recognized all liabilities due to the federal government that we have incurred under the Marketplace risk corridor program, and have paid all amounts due to the federal government as required.
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
United States of America, ex rel., Anita Silingo v. Mobile Medical Examination Services, Inc., et al. On or around October 14, 2014, Molina Healthcare of California, Molina Healthcare of California Partner Plan, Inc., Mobile Medical Examination Services, Inc. (MedXM), and other health plan defendants were served with a Complaint previously filed under seal in the Central District Court of California by Relator, Anita Silingo, Case No. SACV13-1348-FMO(SHx). The Complaint alleges that MedXM improperly modified medical records and otherwise took inappropriate steps to increase members’ risk adjustment scores, and that the defendants, including Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc., purportedly turned a “blind eye” to these unlawful practices. On October 22, 2015, the Relator filed a third amended complaint, seeking general and compensatory damages, treble damages, civil penalties, plus interest and attorneys’ fees. On July 11, 2016, the District Court dismissed with prejudice the third amended complaint, without leave to amend. On September 23, 2016, the plaintiff filed an appeal with the Ninth Circuit Court of Appeals. The plaintiff/appellant’s opening brief was filed March 6, 2017, and the defendant/appellee’s opening brief is due June 5, 2017.
States’ Budgets
From time to time the states in which our health plans operate may experience financial difficulties, which could lead to delays in premium payments. For example, the state of Illinois is operating without a budget for its current fiscal year. As of March 31, 2017, our Illinois health plan served approximately 194,000 members, and recognized premium revenue of approximately $161 million in the first quarter of 2017. As of April 28, 2017, the state of Illinois owed us approximately $80 million for certain January, February and March 2017 premiums.
On May 3, 2017, Puerto Rico’s financial oversight board filed for a form of bankruptcy in the U.S. District Court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection. To the extent such bankruptcy results in our failure to receive payment of amounts due under our Medicaid contract with the Commonwealth or the inability of the Commonwealth to extend our Medicaid contract at the end of its current term, such bankruptcy could have a material adverse effect on our business, financial condition, cash flows, or results of operations. As of March 31, 2017, the plan served approximately 326,000 members and recorded premium revenue of approximately $183 million in the first quarter of 2017. As of April 28, 2017, the Commonwealth is current with its premium payments.
Employment Agreements and Severance Payments
We entered into amended and restated employment agreements with our former Chief Executive Officer (CEO) and former Chief Financial Officer (CFO) in 2016. On May 2, 2017, their employment was terminated without cause. Under the amended and restated employment agreements, subject to such former executives signing a general waiver and release agreement, they are each entitled to receive 400% of their base salary, a prorated termination bonus (150% of base salary for the former CEO and 125% of base salary for the former CFO), full vesting of equity compensation, and a cash payment for health and welfare benefits.

Molina Healthcare, Inc. 2017 Form 10-Q | 23

12. Related Party Transactions
Our California health plan has entered into a provider agreement with Pacific Healthcare IPA (Pacific), which is 50% owned by the brother-in-law of Dr. J. Mario Molina and John C. Molina. Under the terms of this provider agreement, the California health plan pays Pacific for medical care Pacific provides to health plan members. For the three months ended March 31, 2017 and 2016, the amounts paid to Pacific were insignificant.
Refer to Note 13, “Variable Interest Entities (VIEs),” for a discussion of the Joseph M. Molina, M.D. Professional Corporations.

13. Variable Interest Entities (VIEs)
The Joseph M. Molina, M.D. Professional Corporations (JMMPC) were created to further advance our direct delivery business. JMMPC’s primary shareholder is Dr. J. Mario Molina, who is a member of our board of directors. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. JMMPC provides primary care medical services through its employed physicians and other medical professionals. JMMPC also provides certain specialty referral services to our California health plan members through a contracted provider network. Substantially all of the individuals served by JMMPC are members of our California, Florida, New Mexico, Utah and Washington health plans. These health plans have entered into primary care services agreements with JMMPC, under which the health plans paid $31 million to JMMPC for health care services provided in each of the quarters ended March 31, 2017 and 2016. JMMPC does not have agreements to provide professional medical services with any other entities.
Separately, the primary care services agreements direct our health plans to either fund JMMPC’s operating deficits, or receive JMMPC’s operating surpluses, such that JMMPC will derive no profit or loss. Because the MMM services agreements described below mitigate the likelihood of significant operating deficits or surpluses, such payments are generally insignificant.
Our wholly owned subsidiary, Molina Medical Management, Inc. (MMM), has entered into services agreements with JMMPC to provide clinic facilities, clinic administrative support staff, patient scheduling services and medical supplies to JMMPC. The services agreements were designed such that JMMPC will operate at break even, ensuring the availability of quality care and access for our health plan members. The services agreements provide that the administrative fees charged to JMMPC by MMM are reviewed annually to assure the achievement of this goal. For the three months ended March 31, 2017 and 2016, JMMPC paid $13 million and $14 million, respectively, to MMM for clinic administrative services.
We have determined that JMMPC is a VIE, and that we are its primary beneficiary. We have reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we have the power to direct the activities (excluding clinical decisions) that most significantly affect JMMPC’s economic performance, and the obligation to absorb losses or right to receive benefits that are potentially significant to the VIE, under the agreements described above. Because we are its primary beneficiary, we have consolidated JMMPC. JMMPC’s assets may be used to settle only JMMPC’s obligations, and JMMPC’s creditors have no recourse to the general credit of Molina Healthcare, Inc. As of March 31, 2017, JMMPC had total assets of $17 million, and total liabilities of $17 million. As of December 31, 2016, JMMPC had total assets of $18 million, and total liabilities of $18 million.
Our maximum exposure to loss as a result of our involvement with JMMPC is generally limited to the amounts needed to fund JMMPC’s ongoing payroll, employee benefits and medical care costs associated with JMMPC’s specialty referral activities. We believe that such loss exposures will be insignificant to our consolidated operating results and cash flows for the foreseeable future.

14. Supplemental Condensed Consolidating Financial Information
The 5.375% Notes described in Note 7, “Debt,” are fully and unconditionally guaranteed by certain of our 100% owned subsidiaries on a joint and several basis, with certain exceptions considered customary for such guarantees. The 5.375% Notes and the guarantees are effectively subordinated to all of our and our guarantors’ existing and future secured debt to the extent of the assets securing such debt. In addition, the 5.375% Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities and preferred stock, if any, of our subsidiaries that do not guarantee the 5.375% Notes.

Molina Healthcare, Inc. 2017 Form 10-Q | 24

As discussed in Note 7, “Debt,” the First Amendment to the Credit Facility provided that all guarantors immediately prior to January 3, 2017, other than Molina Information Systems, LLC, d/b/a Molina Medicaid Solutions, Molina Pathways, LLC, and Pathways Health and Community Support LLC, were automatically and unconditionally released from their obligations as guarantors under the Credit Facility and the 5.375% Notes.
The following condensed consolidating financial statements present Molina Healthcare, Inc. (as parent guarantor), the subsidiary guarantors, the subsidiary non-guarantors and eliminations, according to the guarantor structure as assessed at the most recent balance sheet date, March 31, 2017.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$341	$48	$4,857	$(342)	$4,904
Expenses:
Medical care costs	4	—	4,107	—	4,111
Cost of service revenue	—	42	80	—	122
General and administrative expenses	297	7	477	(342)	439
Premium tax expenses	—	—	111	—	111
Depreciation and amortization	27	—	12	—	39
Total operating expenses	328	49	4,787	(342)	4,822
Operating income (loss)	13	(1)	70	—	82
Interest expense	26	—	—	—	26
Other income, net	(75)	—	—	—	(75)
Income (loss) before income taxes	62	(1)	70	—	131
Income tax expense	31	—	23	—	54
Net income (loss) before equity in earnings of subsidiaries	31	(1)	47	—	77
Equity in net earnings of subsidiaries	46	(2)	—	(44)	—
Net income (loss)	$77	$(3)	$47	$(44)	$77

Molina Healthcare, Inc. 2017 Form 10-Q | 25

	Three Months Ended March 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$251	$52	$4,290	$(250)	$4,343
Expenses:
Medical care costs	12	—	3,576	—	3,588
Cost of service revenue	—	65	62	—	127
General and administrative expenses	217	(15)	388	(250)	340
Premium tax expenses	—	—	109	—	109
Health insurer fee expenses	—	—	58	—	58
Depreciation and amortization	22	2	8	—	32
Total operating expenses	251	52	4,201	(250)	4,254
Operating income	—	—	89	—	89
Interest expense	25	—	—	—	25
(Loss) income before income taxes	(25)	—	89	—	64
Income tax (benefit) expense	(16)	—	56	—	40
Net (loss) income before equity in earnings of subsidiaries	(9)	—	33	—	24
Equity in net earnings of subsidiaries	33	2	—	(35)	—
Net income	$24	$2	$33	$(35)	$24

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net income (loss)	$77	$(3)	$47	$(44)	$77
Other comprehensive income, net of tax	1	—	1	(1)	1
Comprehensive income (loss)	$78	$(3)	$48	$(45)	$78

	Three Months Ended March 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net income	$24	$2	$33	$(35)	$24
Other comprehensive income, net of tax	6	—	5	(5)	6
Comprehensive income	$30	$2	$38	$(40)	$30

Molina Healthcare, Inc. 2017 Form 10-Q | 26

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$187	$19	$2,992	$—	$3,198
Investments	86	—	1,970	—	2,056
Receivables	2	41	963	—	1,006
Due from (to) affiliates	155	(7)	(148)	—	—
Prepaid expenses and other current assets	53	22	67	—	142
Total current assets	483	75	5,844	—	6,402
Property, equipment, and capitalized software, net	294	47	106	—	447
Deferred contract costs	—	89	—	—	89
Goodwill and intangible assets, net	56	72	623	—	751
Restricted investments	—	—	115	—	115
Investment in subsidiaries, net	2,722	244	—	(2,966)	—
Deferred income taxes	10	—	—	—	10
Derivative asset	181	—	—	—	181
Other assets	50	3	6	(16)	43
	$3,796	$530	$6,694	$(2,982)	$8,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$—	$1,926	$—	$1,926
Amounts due government agencies	—	—	1,575	—	1,575
Accounts payable and accrued liabilities	187	39	212	—	438
Deferred revenue	—	48	413	—	461
Income taxes payable	17	(7)	11	—	21
Current portion of long-term debt	1	—	—	—	1
Total current liabilities	205	80	4,137	—	4,422
Long-term debt	1,653	—	16	(16)	1,653
Deferred income taxes	8	42	(39)	—	11
Derivative liability	181	—	—	—	181
Other long-term liabilities	22	1	21	—	44
Total liabilities	2,069	123	4,135	(16)	6,311
Total stockholders’ equity	1,727	407	2,559	(2,966)	1,727
	$3,796	$530	$6,694	$(2,982)	$8,038

Molina Healthcare, Inc. 2017 Form 10-Q | 27

	December 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$86	$6	$2,727	$—	$2,819
Investments	178	—	1,580	—	1,758
Receivables	2	34	938	—	974
Income tax refundable	17	4	18	—	39
Due from (to) affiliates	104	(5)	(99)	—	—
Prepaid expenses and other current assets	58	30	43	—	131
Derivative asset	267	—	—	—	267
Total current assets	712	69	5,207	—	5,988
Property, equipment, and capitalized software, net	301	46	107	—	454
Deferred contract costs	—	86	—	—	86
Goodwill and intangible assets, net	58	73	629	—	760
Restricted investments	—	—	110	—	110
Investment in subsidiaries, net	2,609	246	—	(2,855)	—
Deferred income taxes	10	—	—	—	10
Other assets	48	3	6	(16)	41
	$3,738	$523	$6,059	$(2,871)	$7,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1	$—	$1,928	$—	$1,929
Amounts due government agencies	—	—	1,202	—	1,202
Accounts payable and accrued liabilities	146	34	205	—	385
Deferred revenue	—	40	275	—	315
Current portion of long-term debt	472	—	—	—	472
Derivative liability	267	—	—	—	267
Total current liabilities	886	74	3,610	—	4,570
Long-term debt	1,173	—	16	(16)	1,173
Deferred income taxes	11	39	(35)	—	15
Other long-term liabilities	19	1	22	—	42
Total liabilities	2,089	114	3,613	(16)	5,800
Total stockholders’ equity	1,649	409	2,446	(2,855)	1,649
	$3,738	$523	$6,059	$(2,871)	$7,449

Molina Healthcare, Inc. 2017 Form 10-Q | 28

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$144	$21	$554	$—	$719
Investing activities:
Purchases of investments	—	—	(733)	—	(733)
Proceeds from sales and maturities of investments	92	—	341	—	433
Purchases of property, equipment and capitalized software	(18)	(5)	(3)	—	(26)
Increase in restricted investments	—	—	(7)	—	(7)
Capital contributions to/from subsidiaries	(106)	1	105	—	—
Dividends to/from subsidiaries	50	—	(50)	—	—
Change in amounts due to/from affiliates	(60)	2	58	—	—
Other, net	—	(6)	—	—	(6)
Net cash used in investing activities	(42)	(8)	(289)	—	(339)
Financing activities:
Proceeds from employee stock plans	1	—	—	—	1
Other, net	(2)	—	—	—	(2)
Net cash used in financing activities	(1)	—	—	—	(1)
Net increase in cash and cash equivalents	101	13	265	—	379
Cash and cash equivalents at beginning of period	86	6	2,727	—	2,819
Cash and cash equivalents at end of period	$187	$19	$2,992	$—	$3,198

	Three Months Ended March 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash (used in) provided by operating activities	$(38)	$23	$154	$—	$139
Investing activities:
Purchases of investments	(35)	—	(576)	—	(611)
Proceeds from sales and maturities of investments	10	—	338	—	348
Purchases of property, equipment and capitalized software	(28)	(14)	(4)	—	(46)
Increase in restricted investments	—	—	(4)	—	(4)
Net cash paid in business combinations	—	(1)	(1)	—	(2)
Capital contributions to/from subsidiaries	(36)	2	34	—	—
Change in amounts due to/from affiliates	23	(5)	(18)	—	—
Other, net	6	(5)	—	—	1
Net cash used in investing activities	(60)	(23)	(231)	—	(314)
Financing activities:
Other, net	2	—	—	—	2
Net cash provided by financing activities	2	—	—	—	2
Net decrease in cash and cash equivalents	(96)	—	(77)	—	(173)
Cash and cash equivalents at beginning of period	360	13	1,956	—	2,329
Cash and cash equivalents at end of period	$264	$13	$1,879	$—	$2,156

Molina Healthcare, Inc. 2017 Form 10-Q | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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

•	the impact of the recent changes to our executive leadership team;

•
our ability to manage growth, including maintaining and creating adequate internal systems and controls relating to authorizations, approvals, provider payments, and the overall success of our care management initiatives;

•	our ability to consummate and realize benefits from acquisitions, and to integrate acquisitions;

Molina Healthcare, Inc. 2017 Form 10-Q | 30

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

•
the Medicaid expansion cost corridors in California, New Mexico and Washington, and any other retroactive adjustment to revenue where methodologies and procedures are subject to interpretation or dependent upon information about the health status of participants other than Molina members;

•
the interpretation and implementation of at-risk premium rules and state contract performance requirements regarding the achievement of certain quality measures, and our ability to recognize revenue amounts associated therewith;

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•
the success of our health plan in Puerto Rico, including the resolution of the Puerto Rico debt crisis, any impact of Puerto Rico’s filing for bankruptcy protection under the PROMESA law, payment of all amounts due under our Medicaid contract, the effect of the PROMESA law, and our efforts to better manage the health care costs of our Puerto Rico health plan;

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

•	our failure to comply with the financial or other covenants in our credit agreement or the indentures governing our outstanding notes;

•	the sufficiency of our funds on hand to pay the amounts due upon conversion or maturity of our outstanding notes;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments, including but not limited to the deductibility of certain compensation costs;

•	newly emergent viruses or widespread epidemics, public catastrophes or terrorist attacks, and associated public alarm; and

•	increasing competition and consolidation in the Medicaid industry.
Investors should refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.

Molina Healthcare, Inc. 2017 Form 10-Q | 31

This document and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2016.

ABOUT MOLINA HEALTHCARE
Molina Healthcare, Inc. provides quality managed health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments. These segments consist of our Health Plans segment, which comprises the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment.
OUR GOAL IS TO ACHIEVE OUR MISSION WHILE IMPROVING THE FINANCIAL STRENGTH OF OUR ORGANIZATION.
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
One of the key metrics used to assess the performance of our most significant segment, the Health Plans segment, is the medical care ratio, or MCR. The medical care ratio represents medical care costs as a percentage of premium revenue. Therefore, the underlying gross margin, or the amount earned by the Health Plans segment after medical costs are deducted from premium revenue, is the most important measure of earnings reviewed by management.
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

Molina Healthcare, Inc. 2017 Form 10-Q | 32

KEY PERFORMANCE INDICATORS

	Three Months Ended March 31,
	2017	2016
	(Dollar amounts in millions, except per-share amounts)
Net income	$77	$24
Net income per diluted share	$1.37	$0.43
MCR (1)	88.4%	89.8%
G&A ratio (2)	8.9%	7.8%
Premium tax ratio (1)	2.3%	2.6%
Effective tax rate	41.6%	61.7%
Net profit margin (2)	1.6%	0.6%
Net profit margin excluding acquisition termination fee (2)	0.6%	0.6%
EBITDA*	$203	$126
Adjusted net income*	$83	$29
Adjusted net income per diluted share*	$1.47	$0.51
________________________

(1)	MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(2)
G&A ratio represents general and administrative expenses as a percentage of total revenue. Net profit margin represents net income as a percentage of total revenue. Net profit margin excluding acquisition termination fee represents net income excluding the acquisition termination fee (net of income taxes at our blended federal and state statutory tax rate of 37%), as a percentage of total revenue.

CONSOLIDATED RESULTS
First Quarter 2017 Compared with First Quarter 2016
Net income per diluted share increased to $1.37 in the first quarter of 2017 compared with $0.43 reported for the first quarter of 2016. Adjusted net income per diluted share* increased to $1.47 in the first quarter of 2017, compared with $0.51 in the first quarter of 2016. Income before income taxes increased $67 million to $131 million in the first quarter of 2017 from $64 million in the first quarter of 2016.
First quarter financial performance was affected by the following developments. See further discussion of these items below in “Health Plans—Financial Performance by Program,” and “Other Consolidated Information.”

•	As previously reported, we received a payment of $75 million relating to the termination of a proposed Medicare acquisition, which was recorded as other income in the first quarter of 2017.

•	The performance of our Marketplace program was consistent with management’s expectations. See below for further discussion regarding Marketplace premium deficiency reserves.

•
The performance of our combined Medicaid and Medicare programs was consistent with management’s expectations, with the exception of the unfavorable prior-period development of medical claims liabilities in Illinois discussed below.

•	The G&A ratio was 8.9% in the first quarter of 2017, compared with 7.8% in the first quarter of 2016.

•
The effective tax rate in the first quarter of 2017, while consistent with our previously announced full year 2017 Outlook, dropped substantially from prior year levels due primarily to the 2017 HIF moratorium.

TRENDS AND UNCERTAINTIES
ACA and the Marketplace
The future of the Affordable Care Act (ACA) and its underlying programs, including the Marketplace, are subject to substantial uncertainty. We are unable to predict with any degree of certainty whether the ACA will be modified or repealed in its entirety, and if it is repealed, what will replace it. Nor are we able to predict when any such changes, if enacted, would become effective.

Molina Healthcare, Inc. 2017 Form 10-Q | 33

We continue to advocate for federal policies to stabilize the Marketplace program. We have not committed to operating in the Marketplace in 2018.
Medicaid Contract Re-Procurement
The following table illustrates Health Plans segment Medicaid contracts scheduled for re-procurement in the near term. While we have been notified of the Medicaid regulators’ intention to re-procure the contracts, the anticipated award dates and effective dates are management’s current best estimates. Such dates are subject to change and, in some cases, not yet known to us. Premium revenue is stated in millions.

			Premium Revenue
		Membership as of	Three Months Ended	Anticipated
State Health Plan	Medicaid Program(s)	March 31, 2017	March 31, 2017	Award Date	Effective Date
Florida	All	358,000	$356	Q1 2018	1/1/2019
Illinois	All	189,000	92	Q3 2017	1/1/2018
New Mexico	All	236,000	297	Q1 2018	1/1/2019
Puerto Rico	All	326,000	183	Unknown	7/1/2018
Texas	ABD	86,000	347	Q4 2017	1/1/2019
Texas	CHIP	26,000	10	Q4 2017	9/1/2018
Washington	All - North Central Region	40,000	24	Q2 2017	1/1/2018

REPORTABLE SEGMENTS
SEGMENT SUMMARY

	Three Months Ended March 31,
	2017	2016
	(In millions)
Segment gross margin:
Health Plans medical margin (1)	$537	$407
Molina Medicaid Solutions service margin (2)	4	6
Other (2)	5	7
Total segment gross margin	546	420
Other operating revenues (3)	125	208
Other operating expenses (4)	(589)	(539)
Operating income	82	89
Other (income) expenses, net	(49)	25
Income before income tax expense	131	64
Income tax expense	54	40
Net income	$77	$24
_______________________

(1)	Represents premium revenue minus medical care costs.

(2)	Represents service revenue minus cost of service revenue.

(3)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(4)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses and depreciation and amortization.

HEALTH PLANS
The Health Plans segment consists of health plans in 12 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of March 31, 2017, these health plans served approximately 4.8 million

Molina Healthcare, Inc. 2017 Form 10-Q | 34

members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies.
RECENT DEVELOPMENTS
Refer to Notes to Consolidated Financial Statements, Note 1, “Basis of Presentation” and Note 11, “Commitments and Contingencies—Employment Agreements and Severance Payments.”
BUSINESS OVERVIEW
Health Plans Membership
The following tables set forth our Health Plans membership as of the dates indicated:

	March 31, 2017	December 31, 2016	March 31, 2016
Ending Membership by Program:
Temporary Assistance for Needy Families (TANF) and Children’s Health Insurance Program (CHIP)	2,548,000	2,536,000	2,485,000
Marketplace	1,035,000	526,000	630,000
Medicaid Expansion	684,000	673,000	632,000
Aged, Blind or Disabled (ABD)	401,000	396,000	380,000
Medicare-Medicaid Plan (MMP) – Integrated (1)	55,000	51,000	50,000
Medicare Special Needs Plans (Medicare)	43,000	45,000	43,000
	4,766,000	4,227,000	4,220,000
Ending Membership by Health Plan:
California	765,000	683,000	676,000
Florida	711,000	553,000	576,000
Illinois	194,000	195,000	206,000
Michigan	417,000	391,000	399,000
New Mexico	270,000	254,000	246,000
New York (2)	34,000	35,000	—
Ohio	351,000	332,000	336,000
Puerto Rico	326,000	330,000	339,000
South Carolina	111,000	109,000	102,000
Texas	493,000	337,000	380,000
Utah	172,000	146,000	151,000
Washington	785,000	736,000	672,000
Wisconsin	137,000	126,000	137,000
	4,766,000	4,227,000	4,220,000
_________________________

(1)	MMP members receive both Medicaid and Medicare coverage from Molina Healthcare.

(2)	The New York health plan was acquired on August 1, 2016.

Molina Healthcare, Inc. 2017 Form 10-Q | 35

Premiums by Program
The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a per member per month (PMPM) basis, for the three months ended March 31, 2017. The “Consolidated” column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF and CHIP	$120.00	$320.00	$180.00
Marketplace	150.00	450.00	260.00
Medicaid Expansion	310.00	520.00	400.00
ABD	360.00	1,510.00	1,010.00
MMP – Integrated	1,100.00	3,240.00	2,090.00
Medicare	840.00	1,200.00	1,070.00

FINANCIAL OVERVIEW
In the first quarter of 2017, premium revenue increased by approximately 16%, or $653 million, when compared with the first quarter of 2016. Member months grew by 14% while revenue PMPM increased by 2%.
Medical care costs as a percent of premium revenue decreased to 88.4% in the first quarter of 2017 from 89.8% in the first quarter of 2016. Medical margin increased 32% in the first quarter of 2017 over the first quarter of 2016.
FINANCIAL PERFORMANCE BY PROGRAM
The following tables summarize member months, premium revenue, medical care costs, medical care ratio and medical margin by program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended March 31, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.7	$1,402	$182.69	$1,304	$170.02	93.1%	$98
Medicaid Expansion	2.0	817	398.70	689	336.51	84.4	128
ABD	1.2	1,196	1,006.84	1,130	951.32	94.5	66
Total Medicaid	10.9	3,415	312.98	3,123	286.35	91.5	292
MMP	0.2	344	2,088.96	307	1,859.41	89.0	37
Medicare	0.1	138	1,068.20	117	902.67	84.5	21
Total Medicare	0.3	482	1,640.63	424	1,439.20	87.7	58
Excluding Marketplace	11.2	3,897	347.84	3,547	316.62	91.0	350
Marketplace	2.9	751	262.16	564	196.72	75.0	187
	14.1	$4,648	$330.39	$4,111	$292.20	88.4%	$537

Molina Healthcare, Inc. 2017 Form 10-Q | 36

	Three Months Ended March 31, 2016
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.4	$1,324	$178.47	$1,198	$161.46	90.5%	$126
Medicaid Expansion	1.9	679	365.11	574	308.30	84.4	105
ABD	1.2	1,112	961.49	1,041	899.79	93.6	71
Total Medicaid	10.5	3,115	298.51	2,813	269.42	90.3	302
MMP	0.1	340	2,220.68	317	2,070.23	93.2	23
Medicare	0.1	131	1,029.10	124	980.49	95.3	7
Total Medicare	0.2	471	1,681.57	441	1,577.21	93.8	30
Excluding Marketplace	10.7	3,586	334.62	3,254	303.59	90.7	332
Marketplace	1.6	409	251.85	334	205.86	81.7	75
	12.3	$3,995	$323.73	$3,588	$290.74	89.8%	$407
_______________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	“MCR” represents medical costs as a percentage of premium revenue.

Medicaid: TANF/CHIP, Medicaid Expansion and ABD
The medical care ratios of the combined TANF/CHIP, Medicaid Expansion and ABD programs increased to 91.5% in the first quarter of 2017 from 90.3% in the first quarter of 2016. The medical care ratios of these programs for the first quarters of both 2017 and 2016 were affected by out-of-period items. During the first quarter of 2017, we recognized approximately $20 million of medical costs at the Illinois health plan related to dates of service in 2016. During the first quarter of 2016, we recognized approximately $18 million of revenue at the Florida health plan related to dates of service in 2015. Absent these items, the MCR for the combined Medicaid programs was approximately 91% for the first quarters of both 2017 and 2016. Although increases in the utilization of services by these members were modest between the first quarter of 2016 and 2017, pharmacy costs increased.
MMP and Medicare
The medical care ratio for these programs, in the aggregate, decreased in the first quarter of 2017 when compared to the first quarter of 2016, partially as a result of lower hospital utilization.
Marketplace
Member months increased 77% in the first quarter of 2017, when compared with the first quarter of 2016, as a result of membership growth primarily in California, Florida and Texas. The medical care ratios of the Marketplace program for the first quarters of both 2017 and 2016 were affected by out-of-period items. In the first quarter of 2017, we recognized a decrease to medical expense of $8 million as a result of a reduction to the premium deficiency reserve established for the Marketplace program at December 31, 2016. The reserve, which was $30 million at December 31, 2016, decreased to $22 million as of March 31, 2017. In the first quarter of 2016, we recognized out-of-period items that reduced medical margin by $30 million. Absent these items, the medical care ratio for the Marketplace program was approximately 76% for the first quarters of both 2017 and 2016.

Molina Healthcare, Inc. 2017 Form 10-Q | 37

FINANCIAL PERFORMANCE BY STATE
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended March 31, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.2	$644	$286.92	$510	$227.19	79.2%	$134
Florida	2.1	656	316.86	558	269.33	85.0	98
Illinois	0.6	161	276.58	180	310.08	112.1	(19)
Michigan	1.3	393	316.80	339	273.36	86.3	54
New Mexico	0.8	330	406.90	318	392.72	96.5	12
New York (1)	0.1	46	441.19	42	409.63	92.8	4
Ohio	1.1	541	516.00	479	457.14	88.6	62
Puerto Rico	1.0	183	186.51	165	168.18	90.2	18
South Carolina	0.3	105	317.07	98	293.34	92.5	7
Texas	1.4	684	486.96	602	428.55	88.0	82
Utah	0.5	134	264.73	123	242.57	91.6	11
Washington	2.3	642	274.74	581	248.40	90.4	61
Wisconsin	0.4	127	311.30	108	264.53	85.0	19
Other (2)	—	2	—	8	—	—	(6)
	14.1	$4,648	$330.39	$4,111	$292.20	88.4%	$537

	Three Months Ended March 31, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.0	$541	$273.42	$469	$236.92	86.7%	$72
Florida	1.6	489	295.42	413	249.45	84.4	76
Illinois	0.6	149	267.10	132	236.76	88.6	17
Michigan	1.2	387	320.14	347	287.34	89.8	40
New Mexico	0.7	336	449.52	296	394.77	87.8	40
New York (1)	—	—	—	—	—	—	—
Ohio	1.0	488	489.14	449	450.11	92.0	39
Puerto Rico	1.0	181	176.85	174	170.43	96.4	7
South Carolina	0.3	84	275.97	67	220.78	80.0	17
Texas	1.1	620	580.81	575	538.91	92.8	45
Utah	0.4	114	264.62	102	235.88	89.1	12
Washington	2.0	506	255.41	458	231.18	90.5	48
Wisconsin	0.4	97	250.36	92	238.01	95.1	5
Other (2)	—	3	—	14	—	—	(11)
	12.3	$3,995	$323.73	$3,588	$290.74	89.8%	$407

(1)	The New York health plan was acquired on August 1, 2016.

(2)	“Other” medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.

Molina Healthcare, Inc. 2017 Form 10-Q | 38

MEDICAL CARE COSTS BY TYPE
The following table provides the details of consolidated medical care costs by category for the periods indicated (dollars in millions except PMPM amounts):

	Three Months Ended March 31,
	2017			2016
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$3,086	$219.32	75.1%	$2,737	$221.77	76.3%
Pharmacy	616	43.76	15.0	525	42.53	14.6
Capitation	324	23.06	7.9	295	23.87	8.2
Direct delivery	22	1.58	0.5	16	1.34	0.5
Other	63	4.48	1.5	15	1.23	0.4
	$4,111	$292.20	100.0%	$3,588	$290.74	100.0%
PREMIUM TAXES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.3% in the first quarter of 2017 compared with 2.6% in the first quarter of 2016. This decline was primarily due to the temporary suspension of a Michigan HMO use tax effective January 1, 2017 which was partially offset by a higher California premium tax rate effective July 1, 2016, and significant revenue growth at our Florida health plan, which operates in a state with no premium tax.
HEALTH INSURER FEE (HIF) REVENUE AND EXPENSES
The Consolidated Appropriations Act of 2016 provided for a HIF moratorium in 2017. Therefore, there are no HIF revenues or expenses in 2017.

MOLINA MEDICAID SOLUTIONS

The Molina Medicaid Solutions segment provides support to state government agencies in the administration of their Medicaid programs, including business processing, information technology development and administrative services.

FINANCIAL OVERVIEW
The Molina Medicaid Solutions segment service margin for the three months ended March 31, 2017 and 2016 was insignificant.

OTHER

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

FINANCIAL OVERVIEW
The Other segment service margin for the three months ended March 31, 2017 and 2016 was insignificant.

Molina Healthcare, Inc. 2017 Form 10-Q | 39

OTHER CONSOLIDATED INFORMATION
GENERAL AND ADMINISTRATIVE EXPENSES
The G&A ratio was 8.9% in the first quarter of 2017, compared with 7.8% in the first quarter of 2016. The G&A ratio increased over 2016 primarily due to: 1) increased investment in systems and infrastructure; 2) employee bonuses recorded in 2017 but not in 2016; 3) costs associated with increased Marketplace enrollment in 2017; and 4) the reduction to revenue as a result of the 2017 Health Insurer Fee (HIF) moratorium. We expect our 2017 G&A ratio to be negatively impacted by the severance payments due to our former chief executive officer and former chief financial officer. See Notes to Consolidated Financial Statements, Note 11, “Commitments and Contingencies—Employment Agreements and Severance Payments.”
DEPRECIATION AND AMORTIZATION
Depreciation and amortization, as a percentage of total revenue, was 0.8% in the first quarter of 2017 and 2016.
INTEREST EXPENSE
Interest expense was $26 million for the first quarter of 2017, compared with $25 million for the first quarter of 2016. Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $8 million for both the three months ended March 31, 2017 and 2016.
OTHER INCOME, NET
As described in Notes to Consolidated Financial Statements, Note 1, “Basis of Presentation,” in February 2017, the Proposed Medicare Acquisition was terminated by the parties pursuant to the terms of the transaction. Under the termination agreement, we received an aggregate termination fee of $75 million.
INCOME TAXES
The provision for income taxes was recorded at an effective rate of 41.6% for the first quarter of 2017, compared with 61.7% for the first quarter of 2016. The significant decline in the effective tax rate was primarily a result of 2017 HIF moratorium as described above in “Health Plans—Health Insurer Fee (HIF) Revenue and Expenses.” Management expects the effective tax rate to be approximately 42% for all of 2017.

LIQUIDITY AND FINANCIAL CONDITION
INTRODUCTION
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
A majority of the assets held by our Health Plans segment regulated subsidiaries is in the form of cash, cash equivalents, and investments. After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board-approved investment policies that conform to applicable state laws and regulations.

Molina Healthcare, Inc. 2017 Form 10-Q | 40

Our investments are classified as current assets, except for our restricted investments, which are classified as non-current assets, and which are not included in the totals below. Our restricted investments are invested principally in certificates of deposit and U.S. treasury securities. We have the ability to hold our restricted investments until maturity.

Investment income increased to $10 million for the three months ended March 31, 2017, compared with $8 million for the three months ended March 31, 2016, primarily due to the increase in invested assets.
MARKET RISK
Our earnings and financial position are exposed to financial market risk relating changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2017, the fair value of our fixed income investments would decrease by approximately $22 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. As of March 31, 2017, no amounts were outstanding under the Credit Facility.

Molina Healthcare, Inc. 2017 Form 10-Q | 41

LIQUIDITY
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Three Months Ended March 31,
	2017	2016	Change
	(In millions)
Net cash provided by operating activities	$719	$139	$580
Net cash used in investing activities	(339)	(314)	(25)
Net cash (used in) provided by financing activities	(1)	2	(3)
Net increase (decrease) in cash and cash equivalents	$379	$(173)	$552
Operating Activities
Cash provided by operating activities increased $580 million in the three months ended March 31, 2017 compared with the three months ended March 31, 2016, primarily due to the following:
Receivables and deferred revenue. In 2017, the aggregate change in receivables and deferred revenue increased cash flows from operations by $509 million. Cash flows from operations in each quarter were impacted by the timing premium revenues receipts. In general, state or federal payors may delay our premium payments, which we record as a receivable, or they may prepay the following month’s premium payment, which we record as deferred revenue. We typically receive capitation payments monthly; however, state or federal payors may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in a any given period. In the current quarter, the year-over-year effect of the timing of premiums received at our Florida, Michigan, Ohio, Texas and Washington health plans positively impacted our cash flows from operating activities.
Medical claims and benefits payable. In 2017, the change in medical claims and benefits payable reduced cash flows from operations by $258 million. Reserves for incurred but not paid claims (IBNP) grew at a faster rate in the first quarter of 2016 than in the first quarter of 2017. In addition to the change in IBNP, provider payables, including pass-through amounts, declined in the first quarter of 2017 compared with the first quarter of 2016 primarily due to the timing of payments.
Amounts due government agencies. In 2017, the change in amounts due government agencies increased cash flows from operations by $192 million, due primarily to additional accruals for ACA Marketplace risk transfer payments.
Investing Activities
Net cash used in investing activities increased $25 million in the three months ended March 31, 2017 compared with the three months ended March 31, 2016, primarily due to higher purchases of investments, net of sales and maturities, in the current year.
Financing Activities
There was no significant year over year change in financing activities.
FINANCIAL CONDITION
We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
On a consolidated basis, at March 31, 2017, our working capital was $1,980 million, compared with $1,418 million at December 31, 2016. At March 31, 2017, our cash and investments amounted to $5,371 million, compared with $4,689 million at December 31, 2016.
Debt Ratings. Our 5.375% Notes are rated “BB” by Standard & Poor’s, and “Ba3” by Moody’s Investor Service, Inc. A significant downgrade in our ratings could adversely affect our borrowing capacity and costs.

Molina Healthcare, Inc. 2017 Form 10-Q | 42

FUTURE SOURCES AND USES OF LIQUIDITY
Sources
Our Health Plans segment regulated subsidiaries generate significant cash flows from premium revenue, which we generally receive a short time before we pay for the related health care services. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. In the three months ended March 31, 2017, we received $50 million in dividends from our regulated health plan subsidiaries. In the three months ended March 31, 2016, we did not receive dividends from our subsidiaries. See further discussion in Note 11, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
Credit Facility. Refer to Note 7, “Debt,” for a detailed discussion of our Credit Facility.
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
Uses
Regulatory Capital Requirements and Dividend Restrictions. For more information on our regulatory capital requirements and dividend restrictions, refer to Note 11, “Commitments and Contingencies.”
Acquisitions. In the year ended December 31, 2016, we paid $48 million for businesses or assets acquired in business combinations. Consistent with our business strategy, we will continue to evaluate acquisition opportunities.
States’ Budgets. From time to time the states in which our health plans operate may experience financial difficulties, which could lead to delays in premium payments. For example, the state of Illinois is operating without a budget for its current fiscal year. As of March 31, 2017, our Illinois health plan served approximately 194,000 members, and recognized premium revenue of approximately $161 million in the first quarter of 2017. As of April 28, 2017, the state of Illinois owed us approximately $80 million for certain January, February and March 2017 premiums.
On May 3, 2017, Puerto Rico’s financial oversight board filed for a form of bankruptcy in the U.S. District Court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection. To the extent such bankruptcy results in our failure to receive payment of amounts due under our Medicaid contract with the Commonwealth or the inability of the Commonwealth to extend our Medicaid contract at the end of its current term, such bankruptcy could have a material adverse effect on our business, financial condition, cash flows, or results of operations. As of March 31, 2017, the plan served approximately 326,000 members and recorded premium revenue of approximately $183 million in the first quarter of 2017. As of April 28, 2017, the Commonwealth is current with its premium payments.

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2016, was disclosed in our 2016 Annual Report on Form 10-K. There were no material changes to this previously filed information outside the ordinary course of business during the three months ended March 31, 2017. For further discussion and maturities of our long-term debt, refer to Note 7, “Debt.”

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

Molina Healthcare, Inc. 2017 Form 10-Q | 43

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

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Health Plans segment medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the three months ended March 31, 2017, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

•
Molina Medicaid Solutions segment revenue and cost recognition. There have been no significant changes during the three months ended March 31, 2017, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

•
Goodwill and intangible assets, net. There have been no significant changes during the three months ended March 31, 2017, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Molina Healthcare, Inc. 2017 Form 10-Q | 44

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
EBITDA*
We believe that earnings before interest, taxes, depreciation and amortization (EBITDA*) is helpful in assessing our ability to meet the cash demands of our operating units.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net income	$77	$24
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	46	37
Interest expense	26	25
Income tax expense	54	40
EBITDA*	$203	$126
ADJUSTED NET INCOME* AND ADJUSTED NET INCOME PER SHARE*
We believe that adjusted net income* and adjusted net income per diluted share* are helpful in assessing our financial performance exclusive of the non-cash impact of the amortization of purchased intangibles. The following table reconciles net income, which we believe to be the most comparable GAAP measure, to adjusted net income*.

	Three Months Ended March 31,
	2017		2016
	(In millions, except diluted per-share amounts)
Net income	$77	$1.37	$24	$0.43
Adjustment:
Amortization of intangible assets	9	0.16	7	0.13
Income tax effect (1)	(3)	(0.06)	(2)	(0.05)
Amortization of intangible assets, net of tax effect	6	0.10	5	0.08
Adjusted net income*	$83	$1.47	$29	$0.51
__________________________

(1)	Income tax effect of adjustments calculated at the blended federal and state statutory tax rate of 37%.

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our interim chief executive officer and our chief financial officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in this interim report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (GAAP) for each of the periods presented herein.

Molina Healthcare, Inc. 2017 Form 10-Q | 45

Existence of a Material Weakness in Internal Control as of December 31, 2016
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We determined that a material weakness existed in our internal control over financial reporting relating to the operation of an element of our process for calculating the amount owed to California by our California health plan. More specifically, a Medicaid Expansion contract amendment executed in the fourth quarter of 2016 changed the medical loss ratio corridor formula and such amendment was not initially considered in determining the liability. As a result, we understated net income by $44 million for the year ended December 31, 2016, which was material to our consolidated results for the year ended December 31, 2016. This amount was corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2016.
Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.
Remediation Plan for Material Weakness
We are executing the remediation plan developed to address the material weakness reported as of December 31, 2016. The remediation efforts we have implemented include the development of robust protocols to ensure that the control, relating to the review of a contractual amendment affecting the computation of the Medicaid Expansion medical loss ratio corridor for our California health plan, is operating as designed. We believe these measures will remediate the material weakness identified above and will strengthen our internal control over financial reporting for the computation of our California Medicaid Expansion medical loss ratio corridor. We currently are targeting to complete the implementation of the control enhancements during 2017. We will test the ongoing operating effectiveness of the control enhancements subsequent to implementation, and consider the material weakness remediated after the applicable remedial control enhancements operate effectively for a sufficient period of time. If the remedial measures described above are insufficient to address the material weakness described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Changes in Internal Control Over Financial Reporting: Except as described above, management did not identify any change in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Molina Healthcare, Inc. 2017 Form 10-Q | 46

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 11, “Commitments and Contingencies.”

RISK FACTORS
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors described herein, and in our 2016 Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
The recent changes to our executive leadership team could prove disruptive to our operations and have adverse consequences for our business and operating results.
We recently had significant changes to our executive leadership team, and more changes could occur. On May 2, 2017, we announced the termination without cause of Joseph M. Molina, our President and Chief Executive Officer, and John C. Molina, our Chief Financial Officer, and the appointment of Joseph W. White as Chief Financial Officer and interim President and Chief Executive Officer. We expect that Dr. Molina and Mr. Molina will continue to serve as members of our board of directors.
Although the Board of Directors is conducting a search for a new President and Chief Executive Officer, there can be no assurance that we will be successful in identifying and retaining a suitable President and Chief Executive Officer in a timely fashion, or at all. It may also be more difficult for us to recruit and retain other managerial employees until a permanent President and Chief Executive Officer has been appointed. The recent changes to our executive leadership team could create uncertainty in the market and among our employees, business partners, and the various states with which we contract, and could make it more difficult for us to implement, or could delay the implementation of, our strategic initiatives, all of which could have a material adverse effect on our business, prospects, financial condition and operating results.
Puerto Rico’s recent filing for bankruptcy may negatively impact the Commonwealth’s ability to pay the amounts due under our Medicaid contract, which may negatively impact our business, financial condition, cash flows, or results of operations.
On May 3, 2017, Puerto Rico’s financial oversight board filed for a form of bankruptcy in the U.S. District Court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection. To the extent such bankruptcy results in our failure to receive payment of amounts due under our Medicaid contract with the Commonwealth or the inability of the Commonwealth to extend our Medicaid contract at the end of its current term, such bankruptcy could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Molina Healthcare, Inc. 2017 Form 10-Q | 47

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the quarter ended March 31, 2017, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Authorized to Be Purchased Under the Plans or Programs
January 1 - January 31	14,147	$58.47	—	$—
February 1 - February 28	511	$57.42	—	$—
March 1 - March 31	114,777	$49.10	—	$—
Total	129,435	$50.16	—
_______________________

(1)	During the three months ended March 31, 2017, we withheld 129,435 shares of common stock under our 2011 Equity Incentive Plan to settle employee income tax obligations.

Molina Healthcare, Inc. 2017 Form 10-Q | 48

INDEX TO EXHIBITS

Exhibit No.	Title

10.1	Molina Healthcare, Inc. Change in Control Severance Plan (2017)

10.2	2011 Equity Incentive Plan - Form of Stock Option Agreement (Director)

10.3	2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee)

10.4	2011 Equity Incentive Plan - Form of Performance Unit Award Agreement 1 (Executive Officer)

10.5	2011 Equity Incentive Plan - Form of Performance Unit Award Agreement 2 (Executive Officer)

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Taxonomy Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Molina Healthcare, Inc. 2017 Form 10-Q | 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	May 4, 2017	/s/ JOSEPH W. WHITE
Joseph W. White
Interim Chief Executive Officer
(Principal Executive Officer)

Dated:	May 4, 2017	/s/ JOSEPH W. WHITE
Joseph W. White
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Molina Healthcare, Inc. 2017 Form 10-Q | 50