Form 10-Q
period 2017-06-30
MOLINA HEALTHCARE INC
filed 2017-08-02
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 28, 2017, was approximately 57,118,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2017

CROSS-REFERENCE INDEX

FINANCIAL STATEMENTS
MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per-share data) (Unaudited)
Revenue:
Premium revenue	$4,740	$4,029	$9,388	$8,024
Service revenue	129	135	260	275
Premium tax revenue	114	109	225	218
Health insurer fee revenue	—	76	—	166
Investment income and other revenue	16	10	30	19
Total revenue	4,999	4,359	9,903	8,702
Operating expenses:
Medical care costs	4,491	3,594	8,602	7,182
Cost of service revenue	124	116	246	243
General and administrative expenses	405	351	844	691
Premium tax expenses	114	109	225	218
Health insurer fee expenses	—	50	—	108
Depreciation and amortization	37	34	76	66
Impairment losses	72	—	72	—
Restructuring and separation costs	43	—	43	—
Total operating expenses	5,286	4,254	10,108	8,508
Operating (loss) income	(287)	105	(205)	194
Other expenses (income), net:
Interest expense	27	25	53	50
Other income, net	—	—	(75)	—
Total other expenses (income), net	27	25	(22)	50
(Loss) income before income tax (benefit) expense	(314)	80	(183)	144
Income tax (benefit) expense	(84)	47	(30)	87
Net (loss) income	$(230)	$33	$(153)	$57

Net (loss) income per share:
Basic	$(4.10)	$0.58	$(2.74)	$1.02
Diluted	$(4.10)	$0.58	$(2.74)	$1.01
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in millions) (Unaudited)
Net (loss) income	$(230)	$33	$(153)	$57
Other comprehensive income:
Unrealized investment gain	—	4	1	13
Less: effect of income taxes	—	2	—	5
Other comprehensive income, net of tax	—	2	1	8
Comprehensive (loss) income	$(230)	$35	$(152)	$65
See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-Q | 3

MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Amounts in millions, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,979	$2,819
Investments	2,192	1,758
Restricted investments	325	—
Receivables	1,006	974
Income taxes refundable	68	39
Prepaid expenses and other current assets	159	131
Derivative asset	440	267
Total current assets	7,169	5,988
Property, equipment, and capitalized software, net	449	454
Deferred contract costs	93	86
Intangible assets, net	112	140
Goodwill	559	620
Restricted investments	118	110
Deferred income taxes	36	10
Other assets	47	41
	$8,583	$7,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$2,077	$1,929
Amounts due government agencies	1,844	1,202
Accounts payable and accrued liabilities	375	385
Deferred revenue	284	315
Current portion of long-term debt	773	472
Derivative liability	440	267
Total current liabilities	5,793	4,570
Senior notes	1,017	975
Lease financing obligations	198	198
Deferred income taxes	—	15
Other long-term liabilities	54	42
Total liabilities	7,062	5,800

Stockholders’ equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding: 57 shares at June 30, 2017 and at December 31, 2016	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	865	841
Accumulated other comprehensive loss	(1)	(2)
Retained earnings	657	810
Total stockholders’ equity	1,521	1,649
	$8,583	$7,449
See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-Q | 4

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(Amounts in millions) (Unaudited)
Operating activities:
Net (loss) income	$(153)	$57
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	96	89
Impairment losses	72	—
Deferred income taxes	(41)	39
Share-based compensation, including accelerated share-based compensation	35	16
Amortization of convertible senior notes and lease financing obligations	16	15
Other, net	7	11
Changes in operating assets and liabilities:
Receivables	(32)	(415)
Prepaid expenses and other assets	(38)	(143)
Medical claims and benefits payable	148	82
Amounts due government agencies	642	509
Accounts payable and accrued liabilities	(18)	147
Deferred revenue	(32)	(119)
Income taxes	(30)	(10)
Net cash provided by operating activities	672	278
Investing activities:
Purchases of investments	(1,636)	(974)
Proceeds from sales and maturities of investments	874	812
Purchases of property, equipment and capitalized software	(60)	(102)
(Increase) decrease in restricted investments held-to-maturity	(10)	5
Net cash paid in business combinations	—	(8)
Other, net	(13)	(6)
Net cash used in investing activities	(845)	(273)
Financing activities:
Proceeds from senior notes offering, net of issuance costs	325	—
Proceeds from employee stock plans	11	10
Other, net	(3)	1
Net cash provided by financing activities	333	11
Net increase in cash and cash equivalents	160	16
Cash and cash equivalents at beginning of period	2,819	2,329
Cash and cash equivalents at end of period	$2,979	$2,345

Molina Healthcare, Inc. 2017 Form 10-Q | 5

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six Months Ended June 30,
	2017	2016
	(Amounts in millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(21)	$(7)

Details of change in fair value of derivatives, net:
Gain (loss) on 1.125% Call Option	$173	$(148)
(Loss) gain on 1.125% Conversion Option	(173)	148
Change in fair value of derivatives, net	$—	$—

Details of business combinations:
Fair value of assets acquired	$—	$(131)
Purchase price amounts accrued/received	—	21
Reversal of amounts advanced to sellers in prior year	—	102
Net cash paid in business combinations	$—	$(8)
See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017

1. Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality managed health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments. These segments consist of our Health Plans segment, which constitutes the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment.
The Health Plans segment consists of health plans operating in 12 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of June 30, 2017, these health plans served approximately 4.7 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO). Our direct delivery business consists primarily of the operation of primary care clinics in several states in which we operate.
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
Restructuring Plan
We recorded $43 million in restructuring and separation costs in the second quarter of 2017 related primarily to contractually required termination benefits paid to our former chief executive officer (CEO) and chief financial officer (CFO). Also included in these costs are consulting fees incurred for the development and implementation of our corporate restructuring initiatives. See Note 11, “Restructuring and Separation Costs.”
Recent Developments — Health Plans Segment
Direct Delivery. On August 2, 2017, we announced plans to restructure our direct delivery operations.
Mississippi Health Plan. In June 2017, Molina Healthcare of Mississippi, Inc. was awarded a Medicaid Coordinated Care Contract for the statewide administration of the Mississippi Coordinated Access Network (MississippiCAN). The contract begins July 1, 2017, for three years with options to renew annually for up to two additional years. The operational start date for the program is currently scheduled for July 1, 2018, pending the completion of a readiness review.
Washington Health Plan. In May 2017, Molina Healthcare of Washington, Inc. was selected by the Washington State Health Care Authority to negotiate and enter into managed care contracts for the North Central region of the state’s Apple Health Integrated Managed Care Program. The start date for the new contract is scheduled for January 1, 2018.

Molina Healthcare, Inc. 2017 Form 10-Q | 7

Terminated Medicare Acquisition. In August 2016, we entered into agreements with each of Aetna Inc. and Humana Inc. to acquire certain assets related to their Medicare Advantage business. The transaction was subject to closing conditions including the completion of the proposed acquisition of Humana by Aetna (the Aetna-Humana Merger). In January 2017, the U.S. District Court for the District of Columbia granted the request for relief made by the U.S. Department of Justice in its civil antitrust lawsuit against Aetna and Humana, to prohibit the Aetna-Humana Merger. In February 2017, our agreements with each of Aetna and Humana were terminated by the parties pursuant to the terms of the agreements. Under the termination agreements, we received an aggregate termination fee of $75 million from Aetna and Humana in the first quarter of 2017, which is reported in “Other income, net.”
New York Health Plan. In August 2016, we closed on our acquisition of the outstanding equity interests of Today’s Options of New York, Inc., which now operates as Molina Healthcare of New York, Inc. The purchase price allocation was completed, and the final purchase price adjustments were recorded, in the first quarter of 2017. Such adjustments were insignificant, and the final purchase price was $38 million.
Recent Developments — Other Segment
Pathways subsidiary. In the second quarter of 2017, we recorded non-cash goodwill and intangible assets impairment losses of $72 million, related primarily to our Pathways subsidiary. See Note 10, “Impairment Losses.”
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
Medical Cost Floors (Minimums), and Medical Cost Corridors: A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $136 million and $272 million at June 30, 2017 and December 31, 2016, respectively, to “Amounts due government agencies.” Approximately $114 million and $244 million of the liability accrued at June 30, 2017 and December 31, 2016, respectively, relates to our participation in Medicaid Expansion programs.
In certain circumstances, our health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Receivables relating to such provisions were insignificant at June 30, 2017 and December 31, 2016.

Molina Healthcare, Inc. 2017 Form 10-Q | 8

Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Liabilities for profits in excess of the amount we are allowed to retain under these provisions were insignificant at June 30, 2017 and December 31, 2016.
Retroactive Premium Adjustments: State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, rather than in the months of service to which the retroactive adjustment applies.
Medicare
Risk Adjustment: Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (measured as a member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and Centers for Medicare & Medicaid Services (CMS) practices. Consolidated balance sheet amounts related to anticipated Medicare risk adjustment premiums and Medicare Part D settlements were insignificant at June 30, 2017 and December 31, 2016.
Minimum MLR: Additionally, federal regulations have established a minimum annual medical loss ratio (Minimum MLR) of 85% for Medicare. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of operations.
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

	June 30, 2017			December 31, 2016
	Current Benefit Year	Prior Benefit Years	Total

	(In millions)
Risk adjustment	$(502)	$(546)	$(1,048)	$(522)
Reinsurance	—	57	57	55
Risk corridor	—	(1)	(1)	(1)
Minimum MLR	(3)	(2)	(5)	(1)

•
Risk adjustment: Under this permanent program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk transfer payment into the pool if their composite risk scores are below the average risk score, and will receive a risk transfer payment from the pool if their composite risk scores are above the average risk score. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of operations.

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

Additionally, the ACA established a Minimum MLR of 80% for the Marketplace. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. Each of the 3R programs is taken into consideration when computing the Minimum MLR. We

Molina Healthcare, Inc. 2017 Form 10-Q | 9

recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of operations.
Quality Incentives
At several of our health plans, revenue ranging from approximately 1% to 3% of certain health plan premiums is earned only if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of June 30, 2017 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Maximum available quality incentive premium - current period	$39	$41	$77	$81
Quality incentive premium revenue recognized in current period:
Earned current period	$29	$36	$48	$54
Earned prior periods	1	49	6	54
Total	$30	$85	$54	108

Quality incentive premium revenue recognized as a percentage of total premium revenue	0.6%	2.1%	0.6%	1.3%
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which generally differs from the U.S. federal statutory rate primarily because of state taxes, nondeductible expenses such as the Health Insurer Fee (HIF), goodwill impairment, certain compensation, and other general and administrative expenses. The effective tax rate was not impacted by HIF in 2017 given the 2017 HIF moratorium.
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
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our medical care policies to identify groups of contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future premiums and investment income, a premium deficiency reserve is recognized. We recorded a premium deficiency reserve to “Medical claims and benefits payable” on our accompanying consolidated balance sheets relating to our Marketplace program of $30 million as of December 31, 2016, which increased to $100 million as of June 30, 2017.
Recent Accounting Pronouncements
Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment loss. Instead, an impairment loss is measured as the excess of the carrying amount of the reporting unit, including goodwill, over the fair value of the reporting unit. ASU 2017-04 is effective beginning January 1, 2020; we have early adopted ASU 2017-04 as of June 30, 2017, in connection with the assessment of our Pathways subsidiary. See further discussion at Note 10, “Impairment Losses.”
Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which will require us to include in our consolidated statements of cash flows the balances of cash, cash equivalents, restricted cash and

Molina Healthcare, Inc. 2017 Form 10-Q | 10

restricted cash equivalents. When these items are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented in the statement of cash flows. ASU 2016-18 is effective beginning January 1, 2018; early adoption is permitted. We intend to early adopt ASU 2016-18 as of December 31, 2017, and are currently evaluating the effect to our consolidated statements of cash flows.
Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax and classification in the statement of cash flows. We adopted ASU 2016-09 in the first quarter of 2017; such adoption did not significantly impact our consolidated financial statements. In addition, the prior period presentation in the statement of cash flows was not adjusted because such adjustments were insignificant.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as modified by ASU 2017-03, Transition and Open Effective Date Information. Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. ASU 2016-02 is effective for us beginning January 1, 2019, and must be adopted using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Under this guidance, we will record assets and liabilities relating primarily to our long-term office leases, and are currently evaluating the effect to our consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). We intend to adopt this standard and the related modifications on January 1, 2018, using the modified retrospective approach. Under this approach, the cumulative effect of initially applying the guidance will be reflected as an adjustment to beginning retained earnings.
We have determined that the insurance contracts of our Health Plans segment, which comprises the majority of our operations, are excluded from the scope of ASU 2014-09 because the recognition of revenue under these contracts is dictated by other accounting standards governing insurance contracts.
For our Molina Medicaid Solutions segment, we have determined that certain service revenue and cost of service revenue will no longer be deferred and recognized over the service delivery period. Rather, service revenue will be recognized based on the expected cost plus gross margin method, and cost of service revenue will be recognized as incurred. As of June 30, 2017, we expect the cumulative adjustment for historical periods through June 30, 2017 to increase retained earnings by no more than $50 million. This estimate will be updated in each quarterly and annual report until adoption. We expect the cumulative adjustment, if any, relating to our Other segment to be insignificant.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (SEC) did not have, or are not believed by management to have, a significant impact on our present or future consolidated financial statements.

Molina Healthcare, Inc. 2017 Form 10-Q | 11

3. Net (Loss) Income per Share
The following table sets forth the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except net income per share)
Numerator:
Net (loss) income	$(230)	$33	$(153)	$57
Denominator:
Denominator for basic net (loss) income per share	56	55	56	55
Effect of dilutive securities:
1.125% Warrants (1)	—	—	—	1
Denominator for diluted net (loss) income per share	56	55	56	56

Net (loss) income per share: (2)
Basic	$(4.10)	$0.58	$(2.74)	$1.02
Diluted	$(4.10)	$0.58	$(2.74)	$1.01

Potentially dilutive common shares excluded from calculations:
1.125% Warrants (1)	2	—	1	—
______________________________

(1)
For more information regarding the 1.125% Warrants, refer to Note 9, “Stockholders' Equity.” The dilutive effect of all potentially dilutive common shares is calculated using the treasury-stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net (loss) income per share because to do so would be anti-dilutive. For the three and six months ended June 30, 2017, the 1.125% Warrants were excluded from diluted shares outstanding because to do so would have been anti-dilutive.

(2)	Source data for calculations in thousands.
4. Fair Value Measurements
We consider the carrying amounts of cash and cash equivalents and other current assets and current liabilities (not including derivatives and the current portion of long-term debt) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy defined by GAAP. For a description of the methods and assumptions that we use to a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, see Note 5, “Fair Value Measurements,” in our 2016 Annual Report on Form 10-K.
Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of June 30, 2017 included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 8, “Derivatives,” the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the six months ended June 30, 2017.

Molina Healthcare, Inc. 2017 Form 10-Q | 12

Our financial instruments measured at fair value on a recurring basis at June 30, 2017, were as follows:

	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,386	$—	$1,386	$—
U.S. treasury notes	263	263	—	—
Government-sponsored enterprise securities (GSEs)	241	241	—	—
Municipal securities	140	—	140	—
Asset-backed securities	128	—	128	—
Certificates of deposit	34	—	34	—
Subtotal - current investments	2,192	504	1,688	—
Corporate debt securities	228	—	228	—
U.S. treasury notes	97	97	—	—
Subtotal - current restricted investments	325	97	228	—
1.125% Call Option derivative asset	440	—	—	440
Total assets	$2,957	$601	$1,916	$440

1.125% Conversion Option derivative liability	$440	$—	$—	$440
Total liabilities	$440	$—	$—	$440
Our financial instruments measured at fair value on a recurring basis at December 31, 2016, were as follows:

	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,179	$—	$1,179	$—
U.S. treasury notes	84	84	—	—
GSEs	231	231	—	—
Municipal securities	142	—	142	—
Asset-backed securities	69	—	69	—
Certificates of deposit	53	—	53	—
Subtotal - current investments	1,758	315	1,443	—
1.125% Call Option derivative asset	267	—	—	267
Total assets	$2,025	$315	$1,443	$267

1.125% Conversion Option derivative liability	$267	$—	$—	$267
Total liabilities	$267	$—	$—	$267
There were no current restricted investments as of December 31, 2016.

Molina Healthcare, Inc. 2017 Form 10-Q | 13

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes, which are classified as Level 2 financial instruments, are indicated in the following table.

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
5.375% Notes	$692	$745	$691	$714
1.125% Convertible Notes	483	976	471	792
4.875% Notes	325	333	—	—
1.625% Convertible Notes	289	386	284	344
	$1,789	$2,440	$1,446	$1,850

5. Investments
Available-for-Sale Investments
We consider all of our investments classified as current assets (including restricted investments) to be available-for-sale. Certain of our senior notes, as further discussed in Note 7, “Debt,” contain a limitation on the use of proceeds which required us to deposit the net proceeds from their issuance into a segregated deposit account, a current asset reported as “Restricted investments” in the accompanying consolidated balance sheets. Such proceeds, while restricted as to their use and held in a segregated deposit account, are available-for-sale based upon our contractual liquidity requirements.
The following tables summarize our investments as of the dates indicated:

	June 30, 2017
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,387	$1	$2	$1,386
U.S. treasury notes	263	—	—	263
GSEs	242	—	1	241
Municipal securities	140	—	—	140
Asset-backed securities	128	—	—	128
Certificates of deposit	34	—	—	34
Subtotal - current investments	2,194	1	3	2,192
Corporate debt securities	227	1	—	228
U.S. treasury notes	97	—	—	97
Subtotal - current restricted investments	324	1	—	325
Total	$2,518	$2	$3	$2,517

	December 31, 2016
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,180	$1	$2	$1,179
U.S. treasury notes	84	—	—	84
GSEs	232	—	1	231
Municipal securities	143	—	1	142
Asset-backed securities	69	—	—	69
Certificates of deposit	53	—	—	53
Total - current investments	$1,761	$1	$4	$1,758
There were no current restricted investments as of December 31, 2016.

Molina Healthcare, Inc. 2017 Form 10-Q | 14

The contractual maturities of our available-for-sale investments as of June 30, 2017 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$1,301	$1,301
Due after one year through five years	1,194	1,193
Due after five years through ten years	23	23
Total	$2,518	$2,517
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three and six months ended June 30, 2017 and 2016 were insignificant.
We have determined that unrealized losses at June 30, 2017 and December 31, 2016, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of June 30, 2017:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$913	$2	418	$—	$—	—
GSEs	247	1	101	—	—	—
Total - current investments	$1,160	$3	519	$—	$—	—
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a loss position for 12 months or more as of December 31, 2016:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$542	$2	378	$—	$—	—
GSEs	198	1	73	—	—	—
Municipal securities	101	1	129	—	—	—
Total - current investments	$841	$4	580	$—	$—	—
Held-to-Maturity Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by government authorities primarily in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. The use of these funds is limited as required by regulation in the various states in which we operate, or as needed in the event of insolvency of capitated providers. Therefore, such investments are reported as non-current “Restricted investments” in the accompanying consolidated balance sheet. We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates.

Molina Healthcare, Inc. 2017 Form 10-Q | 15

The contractual maturities of our held-to-maturity restricted investments, which are carried at amortized cost, which approximates fair value, as of June 30, 2017 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$100	$100
Due after one year through five years	18	17
	$118	$117

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	June 30, 2017	December 31, 2016
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,478	$1,352
Pharmacy payable	121	112
Capitation payable	45	37
Other	433	428
	$2,077	$1,929
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of operations. Non-risk provider payables amounted to $111 million and $225 million as of June 30, 2017 and December 31, 2016, respectively.
Reinsurance recoverables of $65 million and $83 million as of June 30, 2017 and 2016, respectively, are included in “Receivables” in the accompanying consolidated balance sheets.
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

Molina Healthcare, Inc. 2017 Form 10-Q | 16

	Six Months Ended June 30,
	2017	2016
	(Dollars in millions)
Medical claims and benefits payable, beginning balance	$1,929	$1,685
Components of medical care costs related to:
Current period	8,633	7,371
Prior periods	(31)	(189)
Total medical care costs	8,602	7,182

Change in non-risk provider payables	(114)	24

Payments for medical care costs related to:
Current period	6,883	5,885
Prior periods	1,457	1,240
Total paid	8,340	7,125
Medical claims and benefits payable, ending balance	$2,077	$1,766
Benefit from prior period as a percentage of:
Balance at beginning of period	1.6%	11.3%
Premium revenue, trailing twelve months	0.2%	1.3%
Medical care costs, trailing twelve months	0.2%	1.4%
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
As indicated in the table above, the amounts ultimately paid out on our medical claims and benefits payable liabilities in fiscal years 2017 and 2016 were less than what we had expected when we had established those liabilities. The differences between our original estimates and the amounts ultimately paid out (or now expected to be ultimately paid out) for the most part related to IBNP. While many related factors working in conjunction with one another serve to determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
While prior period development of our estimate as of December 31, 2016, through June 30, 2017, was favorable by $31 million, that amount is substantially less than the favorable prior period development of $189 million we recognized for the same period in the prior year. Further, favorable development through June 30, 2017, was less than the 8% to 10% we typically expect.
We believe that the most significant uncertainties surrounding our IBNP estimates at June 30, 2017 are as follows:

•
In the first half of 2017, our Marketplace enrollment across all health plans increased by over 400,000 members. Due to limited insight into the cost patterns associated with this large number of new Marketplace members, our liability estimates for these members are subject to more than the usual amount of uncertainty.

•
At our Florida health plan, claims receipts increased significantly over the last few months due to an increase in the receipt of secondary claims, many of which are not our liability. These claims will either be denied or will have very small paid amounts. For this reason, claims denial rates, amounts paid per claim and other claims indicators will be impacted, making our liability estimates subject to more than the usual amount of uncertainty.

Molina Healthcare, Inc. 2017 Form 10-Q | 17

•
At our Illinois health plan, we paid a large number of claims in the first half of 2017 that had previously been denied and were subsequently disputed by providers. This has created some distortion in the claims payment patterns, making our liability estimates subject to more than the usual amount of uncertainty.

•
At our California health plan, we adjusted our inpatient authorization process. As a result, due to the expected increase in authorized inpatient stays, our liability estimates are subject to more than the usual amount of uncertainty.

•
At our New Mexico health plan, a fee schedule reduction for a large provider has created some distortion in the claims payment patterns, making our liability estimates subject to more than the usual amount of uncertainty.

7. Debt
Substantially all of our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets (in millions):

	June 30, 2017	December 31, 2016
Current portion of long-term debt:
1.125% Convertible Notes, net of unamortized discount	$488	$477
1.625% Convertible Notes, net of unamortized premium and discount	291	—
Lease financing obligations	1	1
Debt issuance costs	(7)	(6)
	773	472
Non-current portion of long-term debt, reported as “Senior notes”:
5.375% Notes	700	700
4.875% Notes	330	—
1.625% Convertible Notes, net of unamortized premium and discount	—	286
Debt issuance costs	(13)	(11)
	1,017	975
Lease financing obligations	198	198
	$1,988	$1,645
4.875% Notes due 2025
On June 6, 2017, we completed the private offering of $330 million aggregate principal amount of senior notes (4.875% Notes) due June 15, 2025, unless earlier redeemed. Interest on the 4.875% Notes is payable semiannually in arrears on June 15 and December 15. According to their terms, the guarantees under the 4.875% Notes mirror those of the Credit Facility, defined and described below. See Note 16, “Supplemental Condensed Consolidating Financial Information,” for more information on the guarantors. The 4.875% Notes contain customary non-financial covenants and change of control provisions.
The 4.875% Notes contain a limitation on the use of proceeds which required us to deposit the net proceeds from their issuance into a segregated deposit account, a current asset reported as “Restricted investments” in our consolidated balance sheets. These funds may be used by us as follows:

•	On or prior to August 20, 2018, to:

◦
Redeem, repurchase, repay, tender for, or acquire for value all or any portion of our 1.625% Convertible Notes, defined and discussed further below, or to satisfy the cash portion of any consideration due upon any conversion of the 1.625% Convertible Notes; and/or

◦	Pay any interest due on all or any portion of the 4.875% Notes.

•	On or after August 20, 2018, to repurchase all or any portion of the 1.625% Convertible Notes that we are obligated to repurchase; and

Molina Healthcare, Inc. 2017 Form 10-Q | 18

•
Subsequent to August 20, 2018 (or such earlier date in the event that there are no longer any 1.625% Convertible Notes outstanding), in any other manner not otherwise prohibited in the indenture governing the 4.875% Notes.

5.375% Notes due 2022
We have outstanding $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, unless earlier redeemed. According to their terms, the guarantees under the 5.375% Notes mirror those of the Credit Facility, defined and described below. See Note 16, “Supplemental Condensed Consolidating Financial Information,” for more information on the guarantors.
Credit Facility
In January 2017, we entered into an amended unsecured $500 million revolving credit facility (Credit Facility), referred to as the First Amendment. As of June 30, 2017, outstanding letters of credit amounting to $6 million reduced our borrowing capacity under the Credit Facility to $494 million. The Credit Facility has a term of five years and all amounts outstanding will be due and payable on January 31, 2022. As of June 30, 2017, no amounts were outstanding under the Credit Facility.
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
The Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. In February 2017, we entered into a second amendment to the Credit Facility (the Second Amendment) which modified the Credit Facility’s definition of the earnings measure used in the financial covenant computations to a) allow us to receive credit for risk corridor payments owed to, but not received or accrued by us during 2016; and b) account for the difference between the amount of actual risk transfer payments made or accrued by us during 2016, and the amount of risk transfer payments that would have been due under the federal government’s proposed 2018 risk adjustment payment transfer formula.
In May 2017, we entered into a third amendment to the Credit Facility (the Third Amendment) which modified the Credit Facility’s definition of specified cash, to permit cash that is either subject to customary escrow arrangements or held in a segregated account to be netted from the Credit Facility’s consolidated net leverage ratio if the use of the cash is limited to the repayment of other indebtedness. The Third Amendment also adds a carve-out to the Credit Facility’s negative pledge covenant to allow for the escrow arrangements and segregated accounts. At June 30, 2017, we were in compliance with all financial and non-financial covenants under the Credit Facility.
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
The stock price trigger for the 1.125% Convertible Notes is $53.00 per share. The 1.125% Convertible Notes met this trigger in the quarter ended June 30, 2017; therefore, they are convertible into cash and are reported in current portion of long-term debt as of June 30, 2017.
The stock price trigger for the 1.625% Convertible Notes is $75.51 per share. The 1.625% Convertible Notes did not meet this stock price trigger in the quarter ended June 30, 2017. On contractually specified dates beginning in 2018, holders of the 1.625% Convertible Notes may require us to repurchase some or all of such notes. In addition, beginning May 15, 2018 until August 19, 2018, holders may convert some or all of the 1.625% Convertible Notes. Because of this conversion feature, the 1.625% Convertible Notes are reported in current portion of long-term debt as of June 30, 2017. As noted above, because the proceeds from the 4.875% Notes are initially restricted to payments upon conversion or redemption of the 1.625% Convertible Notes, such restricted investments are also classified as current in the accompanying consolidated balance sheets.

Molina Healthcare, Inc. 2017 Form 10-Q | 19

Cross-Default Provisions
The terms of our 4.875% Notes, 5.375% Notes and each of the 1.125% and 1.625% Convertible Notes contain cross-default provisions with the Credit Facility that are triggered upon an event of default under the Credit Facility, and when borrowings under the Credit Facility equal or exceed certain amounts as defined in the related indentures.
Debt Commitment Letter
In connection with the Terminated Medicare Acquisition, we entered into a debt commitment letter with Barclays Bank PLC (Barclays) in August 2016. Under this debt commitment letter, Barclays agreed to lend us up to $400 million, subject to satisfaction of certain conditions, including consummation of the Terminated Medicare Acquisition. The debt commitment letter automatically terminated in February 2017 as a result of the termination of this transaction. The costs associated with the debt commitment letter and its termination were reimbursed as described in Note 1, “Basis of Presentation–Health Plans Segment Recent Developments.”

8. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the accompanying consolidated balance sheets:

	Balance Sheet Location	June 30, 2017	December 31, 2016
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$440	$267
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$440	$267
Our derivative financial instruments do not qualify for hedge treatment; therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of operations, and reported in “Other income, net.” Gains and losses for our derivative financial instruments are presented individually in the accompanying consolidated statements of cash flows, “Supplemental cash flow information.”
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
As of June 30, 2017, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Convertible Notes may be converted within 12 months of June 30, 2017, as described in Note 7, “Debt.”

Molina Healthcare, Inc. 2017 Form 10-Q | 20

9. Stockholders' Equity
Stockholders’ equity decreased $128 million during the six months ended June 30, 2017 compared with stockholders’ equity at December 31, 2016. The decrease was due primarily to the net loss of $153 million, partially offset by $24 million related to employee stock transactions in the six months ended June 30, 2017, which are described further below.
1.125% Warrants
In connection with the Call Spread Overlay transaction described in Note 8, “Derivatives,” in 2013, we issued 13,490,236 warrants with a strike price of $53.8475 per share. Under certain circumstances, beginning in April 2020, when the price of our common stock exceeds the strike price of the 1.125% Warrants, we will be obligated to issue shares of our common stock subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, “Net (Loss) Income per Share,” for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised.
Stock Incentive Plans
In connection with our equity incentive plans and employee stock purchase plan, approximately 692,000 shares of common stock vested or were purchased, net of shares used to settle employees’ income tax obligations, during the six months ended June 30, 2017.
Restricted stock awards (RSAs), performance stock awards (PSAs) and performance stock units (PSUs) activity for the six months ended June 30, 2017 is summarized below:

	Restricted Stock Awards	Performance Stock Awards	Performance Stock Units	Total	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2016	577,244	345,656	—	922,900	$58.15
Granted	377,076	—	231,100	608,176	56.98
Vested	(380,812)	(260,894)	(139,272)	(780,978)	57.63
Forfeited	(58,643)	—	—	(58,643)	54.48
Unvested balance, June 30, 2017	514,865	84,762	91,828	691,455	57.57
The total fair value of RSAs granted during the six months ended June 30, 2017 and 2016 was $19 million and $17 million, respectively. The total fair value of RSAs which vested during the six months ended June 30, 2017 and 2016 was $20 million and $21 million, respectively.
No PSAs were granted during the six months ended June 30, 2017. The total fair value of PSAs granted during the six months ended June 30, 2016 was $15 million. The total fair value of PSAs which vested during the six months ended June 30, 2017 was $15 million. No PSAs vested during the six months ended June 30, 2016.
The total fair value of PSUs granted during the six months ended June 30, 2017 was $16 million. The total fair value of PSUs which vested during the six months ended June 30, 2017 was $9 million. There were no PSUs granted or vested in 2016.
During the six months ended June 30, 2017, the vesting of 133,957 RSAs, 153,574 PSAs and 139,272 PSUs was accelerated in connection with the termination of our former Chief Executive Officer (CEO) and former Chief Financial Officer (CFO) in May 2017. Share-based compensation expense of $35 million was recorded during the six months ended June 30, 2017, of which $23 million was recorded to “Restructuring and separation costs” in the accompanying consolidated statements of operations. See Note 11, “Restructuring and Separation Costs” for further discussion. Share-based compensation expense of $16 million was recorded to “General and administrative expenses” in the six months ended June 30, 2016.
As of June 30, 2017, there was $32 million of total unrecognized compensation expense related to unvested RSAs, including those with market and performance conditions, and unvested PSUs, which we expect to recognize over a remaining weighted-average period of 2.5 years and 2.1 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 3.3% for non-executive employees as of June 30, 2017.

Molina Healthcare, Inc. 2017 Form 10-Q | 21

10. Impairment Losses
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized, but is subject to an annual impairment test. Refer to Note 2, “Significant Accounting Policies,” for a discussion of our adoption of ASU 2017-04, Simplifying the Test for Goodwill Impairment. We are required to test at least annually for impairment, or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, cost factors, and changes in overall performance, to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform additional quantitative analysis. We may also elect to skip the qualitative testing and proceed directly to the quantitative testing.
An impairment loss is measured as the excess of the carrying amount of the reporting unit, including goodwill, over the fair value of the reporting unit. We estimate the fair values of our reporting units using discounted cash flows. In the discounted cash flow analyses, we must make assumptions about a wide variety of internal and external factors, and consider the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. Significant assumptions include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods, and discount rates.
In the course of developing our restructuring and profitability improvement plan, discussed further in Note 11, “Restructuring and Separation Costs,” we determined that future benefits to be derived from Pathways, including integration with our health plans, would be less than previously anticipated. In addition, poorer than expected year-to-date operating results and lower projections of operating results for periods in the near term led us to conclude that a triggering event for an interim impairment analysis had occurred in the second quarter of 2017.
Intangible Assets. We first evaluated Pathways’ finite-lived intangible assets (customer relationships and contract licenses) for impairment, using undiscounted cash flows expected over the longest remaining useful life of the assets tested. See below for a description of the estimates and assumptions used in the cash flow model. Because the undiscounted cash flows over the remaining useful life were less than Pathways’ carrying amount, the intangible assets were impaired. We recorded an impairment loss for the carrying amount of the intangible assets, or $11 million, in the second quarter of 2017.
Goodwill. We next tested Pathways’ goodwill for impairment. As described above, we estimated Pathways’ fair value using discounted cash flows, incorporating significant estimates and assumptions related to future periods. Such estimates included anticipated client census which drives service revenue; management’s determination that future benefits to be derived from Pathways (including integration with our health plans) will be less than previously anticipated; current prospects relating to the behavioral services labor market which drives cost of service revenue; and anticipated capital expenditures. In addition, we applied our weighted average cost of capital (WACC) as the best estimate to discount future estimated cash flows to present value. The WACC was based on externally available data considering market participants’ cost of equity and debt, and capital structure. We applied a terminal growth rate that corresponds to Pathways’ long-term growth prospects. The test resulted in a fair value less than Pathways’ carrying amount; therefore, we recorded an impairment loss for the difference, or $59 million, in the second quarter of 2017. In addition to the Pathways impairment loss, we recorded an impairment loss of $2 million for a separate subsidiary’s goodwill that did not pass the impairment test. Both impairment losses were recorded to the Other segment, and reported as “Impairment losses” in the accompanying consolidated statements of operations.
There were no impairments of intangible assets or goodwill during 2016.

Molina Healthcare, Inc. 2017 Form 10-Q | 22

The following table presents the balances of goodwill as of June 30, 2017 and December 31, 2016:

	Health Plans	Molina Medicaid Solutions	Other	Total
	(In millions)
Historical goodwill	$445	$71	$162	$678
Accumulated impairment losses at December 31, 2016	(58)	—	—	(58)
Balance, December 31, 2016	387	71	162	620
Impairment losses	—	—	(61)	(61)
Balance, June 30, 2017	$387	$71	$101	$559
Accumulated impairment losses at June 30, 2017	$(58)	$—	$(61)	$(119)

11. Restructuring and Separation Costs
Following a management-initiated, broad operational assessment in early 2017, designed to improve our profitability and expand our core Medicaid business, in June 2017, we accelerated the implementation of a comprehensive restructuring and profitability improvement plan (the Restructuring Plan). Under the Restructuring Plan, we are taking the following actions:

1.
We are streamlining our organizational structure, including the elimination of redundant layers of management, the consolidation of regional support services, and other reductions to our workforce, to improve efficiency as well as the speed and quality of our decision-making.

2.
We are re-designing core operating processes such as provider payment, utilization management, quality monitoring and improvement, and information technology to achieve more effective and cost efficient outcomes.

3.	We are remediating high cost provider contracts and building around high quality, cost-effective networks.

4.	We are restructuring our existing direct delivery operations.

5.	We are reviewing our vendor base to ensure that we are partnering with the lowest-cost, most-effective vendors.

6.
Throughout this process, we are taking precautions to ensure that our actions do not impede our ability to continue to deliver quality health care, retain existing managed care contracts, and to secure new managed care contracts.

In addition to costs incurred under the Restructuring Plan, in the second quarter of 2017 we recorded costs associated with the separation of our former CEO and former CFO, described in further detail below.
All restructuring and separation costs incurred in the six months ended June 30, 2017, are reported in “Restructuring and separation costs” in the accompanying consolidated statements of operations, and are included in the Other segment because they represent corporate costs not allocated to the other reportable segments.
Separation Costs
Separation costs–ongoing benefit arrangements for former executives. We entered into amended and restated employment agreements with our former CEO and former CFO in 2016. On May 2, 2017, their employment was terminated without cause. Under the amended and restated employment agreements, they were each entitled to receive 400% of their base salary, a prorated termination bonus (150% of base salary for the former CEO and 125% of base salary for the former CFO), full vesting of equity compensation, and a cash payment for health and welfare benefits. During the second quarter of 2017, we recorded charges of $35 million for severance primarily related to these former executives. Of this total, $23 million related to the acceleration of their share-based compensation, as further discussed in Note 9, “Stockholders' Equity.” Employee separation costs were insignificant in 2016.
Separation costs–one-time benefit arrangement for workforce reduction. As part of the Restructuring Plan, we are reducing our corporate and health plans workforce by approximately 10%, or 1,500 full-time-equivalent employees. This workforce rightsizing, which represents 7% of the total number of our employees, is expected to be completed by the end of 2017. Affected employees will be offered severance and outplacement assistance. Our board of

Molina Healthcare, Inc. 2017 Form 10-Q | 23

directors approved the reduction in our workforce under the Restructuring Plan effective July 27, 2017; as such no amounts were accrued for this termination plan as of June 30, 2017.
Other Restructuring Costs
In the six months ended June 30, 2017, we incurred approximately $8 million in other restructuring costs including primarily consulting fees relating to the operational assessment and restructuring initiatives described above.
The following table summarizes the year-to-date activities related to our Restructuring Plan, the reserve for which is reported in “Accounts payable and accrued liabilities” in the consolidated balance sheets:

	Separation Costs–Former Executives	Other Restructuring Costs	Total
	(In millions)
Accrued restructuring and separation costs as of December 31, 2016	$—	$—	$—
Costs recognized	35	8	43
Cash payments	(1)	(2)	(3)
Other adjustments–acceleration of share-based compensation	(23)	—	(23)
Accrued restructuring and separation costs as of June 30, 2017	$11	$6	$17
Expected Costs
We estimate that total pre-tax costs associated with the Restructuring Plan will be approximately $130 million to $150 million for the second half of 2017, with an additional $40 million to be incurred in 2018. We expect these costs to relate only to the Health Plans and Other segments. Other restructuring costs will include primarily consulting fees; costs associated with the restructuring of our direct delivery operations including lease terminations and accelerated depreciation and amortization; and restructuring of various corporate business functions.
The following table illustrates our estimates of costs associated with the Restructuring Plan, which we expect to be completed by the end of 2018, by segment and major type of cost:

Estimated Costs Expected to be Incurred by Reportable Segment	Health Plans	Other	Total
(In millions)
Separation costs–one-time benefit arrangement for a workforce reduction	$25 to $30	$35 to $40	$60 to $70
Other restructuring costs	$55 to $60	$55 to $60	$110 to $120
	$80 to $90	$90 to $100	$170 to $190

12. Segment Information
We have three reportable segments. These segments consist of our Health Plans segment, which constitutes the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
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

Molina Healthcare, Inc. 2017 Form 10-Q | 24

	Health Plans	Molina Medicaid Solutions	Other	Consolidated

	(In millions)
Three Months Ended June 30, 2017
Total revenue (1)	$4,868	$47	$84	$4,999
Gross margin	249	4	1	254
Impairment losses	—	—	(72)	(72)
Restructuring and separation costs	—	—	(43)	(43)

Six Months Ended June 30, 2017
Total revenue (1)	9,639	93	171	9,903
Gross margin	786	8	6	800
Impairment losses	—	—	(72)	(72)
Restructuring and separation costs	—	—	(43)	(43)

Three Months Ended June 30, 2016
Total revenue (1)	4,223	46	90	4,359
Gross margin	435	5	14	454
Impairment losses	—	—	—	—
Restructuring and separation costs	—	—	—	—

Six Months Ended June 30, 2016
Total revenue (1)	8,424	98	180	8,702
Gross margin	842	11	21	874
Impairment losses	—	—	—	—
Restructuring and separation costs	—	—	—	—

Total Assets
June 30, 2017	6,732	240	1,611	8,583
December 31, 2016	5,897	267	1,285	7,449

Goodwill, and Intangible Assets, Net
June 30, 2017	498	72	101	671
December 31, 2016	513	72	175	760
______________________

(1)
Total revenue consists primarily of premium revenue, premium tax revenue and health insurer fee revenue for the Health Plans segment, and service revenue for the Molina Medicaid Solutions and Other segments. Inter-segment revenue is insignificant for all periods presented.

Molina Healthcare, Inc. 2017 Form 10-Q | 25

The following table reconciles gross margin by segment to consolidated income before income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Gross margin:
Health Plans	$249	$435	$786	$842
Molina Medicaid Solutions	4	5	8	11
Other	1	14	6	21
Total gross margin	254	454	800	874
Add: other operating revenues (1)	130	195	255	403
Less: other operating expenses (2)	(671)	(544)	(1,260)	(1,083)
Operating (loss) income	(287)	105	(205)	194
Other expenses (income), net	27	25	(22)	50
(Loss) income before income taxes	$(314)	$80	$(183)	$144
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(2)
Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses, depreciation and amortization, impairment losses, and restructuring and separation costs.

13. Commitments and Contingencies
Regulatory Capital Requirements and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,526 million at June 30, 2017, and $1,492 million at December 31, 2016. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments (excluding restricted investments) held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments (excluding restricted investments) amounted to $165 million and $264 million as of June 30, 2017 and December 31, 2016, respectively.
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
As of June 30, 2017, our health plans had aggregate statutory capital and surplus of approximately $1,662 million compared with the required minimum aggregate statutory capital and surplus of approximately $1,118 million. Primarily as a result of the recognition of Marketplace-related premium deficiency reserves discussed in Note 2, “Significant Accounting Policies,” certain of our health plans did not meet the minimum capital requirements on June 30, 2017. We intend to remedy the deficiencies to the satisfaction of our departments of insurance prior to the filing of the statutory financial statements on August 15, 2017. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.

Molina Healthcare, Inc. 2017 Form 10-Q | 26

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
Marketplace Risk Corridor Program. On January 19, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, Case Number 1:55-cv-01000-UNJ, on behalf of our health plans seeking recovery from the federal government of approximately $52 million in Marketplace risk corridor payments for calendar year 2015. Based upon current estimates, we believe our health plans are also owed approximately $76 million in Marketplace risk corridor payments from the federal government for calendar year 2016, and a further nominal amount for calendar year 2014. Our lawsuit seeks recovery of all of these unpaid amounts. We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid Marketplace risk corridor payments as of June 30, 2017. We have fully recognized all liabilities due to the federal government that we have incurred under the Marketplace risk corridor program, and have paid all amounts due to the federal government as required.
Rodriguez v. Providence Community Corrections. On October 1, 2015, seven individuals, on behalf of themselves and all others similarly situated, filed a complaint in the District Court for the Middle District of Tennessee, Nashville Division, Case No. 3:15-cv-01048 (the Rodriquez Litigation), against Providence Community Corrections, Inc. (now known as Pathways Community Corrections, Inc., or PCC). Rutherford County, Tennessee formerly contracted with PCC for the administration of misdemeanor probation, which involved the collection of court costs and fees from probationers. The complaint alleges, among other things, that PCC illegally assessed fees and surcharges against probationers and made improper threats of arrest and probation revocation if the probationers did not pay such amounts. The plaintiffs in the Rodriguez Litigation seek alleged compensatory, treble, and punitive damages, plus attorneys’ fees, for alleged federal and state constitutional violations, as well as alleged violations of the Racketeer Influenced and Corrupt Organization Act. PCC’s agreement with Rutherford County terminated effective March 31, 2016. On November 1, 2015, one month after the Rodriguez Litigation commenced, we acquired PCC from The Providence Service Corporation (Providence) pursuant to a membership interest purchase agreement. In September 2016, the parties to the Rodriguez Litigation accepted a mediation proposal for settlement pursuant to which PCC and Rutherford County would pay the plaintiffs $14 million and $3 million, respectively. The parties are in the process of finalizing the settlement agreement. We expect to recover the full amount of the settlement under the indemnification provisions of the membership interest purchase agreement with Providence.
United States of America, ex rel., Anita Silingo v. Mobile Medical Examination Services, Inc., et al. On or around October 14, 2014, Molina Healthcare of California, Molina Healthcare of California Partner Plan, Inc., Mobile Medical Examination Services, Inc. (MedXM), and other health plan defendants were served with a Complaint previously filed under seal in the Central District Court of California by Relator, Anita Silingo, Case No. SACV13-1348-FMO(SHx). The Complaint alleges that MedXM improperly modified medical records and otherwise took inappropriate steps to increase members’ risk adjustment scores, and that the defendants, including Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc., purportedly turned a “blind eye” to these unlawful practices. On October 22, 2015, the Relator filed a third amended complaint, seeking general and compensatory damages, treble damages, civil penalties, plus interest and attorneys’ fees. On July 11, 2016, the District Court dismissed with prejudice the third amended complaint, without leave to amend. On September 23, 2016, the plaintiff filed an appeal with the Ninth Circuit Court of Appeals. The appeal has been fully briefed by the parties and we are awaiting the Court’s decision.

Molina Healthcare, Inc. 2017 Form 10-Q | 27

States’ Budgets
From time to time the states in which our health plans operate may experience financial difficulties, which could lead to delays in premium payments. Until July 4, 2017, the state of Illinois operated without a budget for its current fiscal year. As of June 30, 2017, our Illinois health plan served approximately 163,000 members, and recognized premium revenue of approximately $310 million in the first half of 2017. As of July 28, 2017, the state of Illinois owed us approximately $116 million for certain March, April, May and June 2017 premiums.
On May 3, 2017, Puerto Rico’s financial oversight board filed for a form of bankruptcy in the U.S. District Court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection. To the extent such bankruptcy results in our failure to receive payment of amounts due under our Medicaid contract with the Commonwealth or the inability of the Commonwealth to extend our Medicaid contract at the end of its current term, such bankruptcy could have a material adverse effect on our business, financial condition, cash flows, or results of operations. As of June 30, 2017, the plan served approximately 322,000 members and recorded premium revenue of approximately $362 million in the first half of 2017. As of July 28, 2017, the Commonwealth was current with its premium payments.

14. Related Party Transactions
Our California health plan has entered into a provider agreement with Pacific Healthcare IPA (Pacific), which is 50% owned by the brother-in-law of Dr. J. Mario Molina and John C. Molina, who are members of our board of directors. Under the terms of this provider agreement, the California health plan pays Pacific for medical care Pacific provides to health plan members. For the three and six months ended June 30, 2017 and 2016, the amounts paid to Pacific were insignificant.
Refer to Note 15, “Variable Interest Entities (VIEs),” for a discussion of the Joseph M. Molina, M.D. Professional Corporations.

15. Variable Interest Entities (VIEs)
The Joseph M. Molina, M.D. Professional Corporations (JMMPC) were created to further advance our direct delivery business. On August 2, 2017, we announced plans to restructure our direct delivery operations.
JMMPC’s primary shareholder is Dr. J. Mario Molina, who is a member of our board of directors. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. JMMPC provides primary care medical services through its employed physicians and other medical professionals. JMMPC also provides certain specialty referral services to our California health plan members through a contracted provider network. Substantially all of the individuals served by JMMPC are members of our California, Florida, New Mexico, Utah, and Washington health plans. These health plans had entered into primary care services agreements with JMMPC, under which the health plans paid $29 million and $31 million to JMMPC for health care services provided in the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the health plans paid JMMPC $60 million and $61 million, respectively. JMMPC does not have agreements to provide professional medical services with any other entities.
Our wholly owned subsidiary, Molina Medical Management, Inc. (MMM), had also entered into services agreements with JMMPC to provide clinic facilities, clinic administrative support staff, patient scheduling services and medical supplies to JMMPC. The services agreements were designed such that JMMPC operated at break even, ensuring the availability of quality care and access for our health plan members. The services agreements further provided that the administrative fees charged to JMMPC by MMM were reviewed annually to assure the achievement of this goal. For each of the three months ended June 30, 2017 and 2016, JMMPC paid $13 million to MMM for clinic administrative services. For the six months ended June 30, 2017 and 2016, JMMPC paid $26 million and $27 million, respectively, to MMM for clinic administrative services.
As of June 30, 2017, we determined that JMMPC is a VIE, and that we are its primary beneficiary. We reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we had the power to direct the activities (excluding clinical decisions) that most significantly affected JMMPC’s economic performance, and the obligation to absorb losses or right to receive benefits that were potentially significant to the VIE, under the agreements described above. Because we were its primary beneficiary, we consolidated JMMPC. JMMPC’s assets may be used to settle only JMMPC’s obligations, and JMMPC’s creditors have no recourse to the general credit of

Molina Healthcare, Inc. 2017 Form 10-Q | 28

Molina Healthcare, Inc. As of June 30, 2017, JMMPC had total assets of $17 million, and total liabilities of $18 million. As of December 31, 2016, JMMPC had total assets of $18 million, and total liabilities of $18 million.
Our maximum exposure to loss as a result of our involvement with JMMPC was generally limited to the amounts needed to fund JMMPC’s ongoing payroll, employee benefits and medical care costs associated with JMMPC’s specialty referral activities.

16. Supplemental Condensed Consolidating Financial Information
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
The following condensed consolidating financial statements present Molina Healthcare, Inc. (as parent guarantor), the subsidiary guarantors, the subsidiary non-guarantors and eliminations, according to the guarantor structure as assessed at the most recent balance sheet date, June 30, 2017.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$289	$51	$4,952	$(293)	$4,999
Expenses:
Medical care costs	3	—	4,488	—	4,491
Cost of service revenue	—	43	81	—	124
General and administrative expenses	258	7	433	(293)	405
Premium tax expenses	—	—	114	—	114
Depreciation and amortization	25	—	12	—	37
Impairment losses	—	—	72	—	72
Restructuring and separation costs	43	—	—	—	43
Total operating expenses	329	50	5,200	(293)	5,286
Operating (loss) income	(40)	1	(248)	—	(287)
Interest expense	27	—	—	—	27
(Loss) income before income taxes	(67)	1	(248)	—	(314)
Income tax benefit	(14)	—	(70)	—	(84)
Net (loss) income before equity in net losses of subsidiaries	(53)	1	(178)	—	(230)
Equity in net losses of subsidiaries	(177)	(64)	—	241	—
Net loss	$(230)	$(63)	$(178)	$241	$(230)

Molina Healthcare, Inc. 2017 Form 10-Q | 29

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(230)	$(63)	$(178)	$241	$(230)
Other comprehensive loss, net of tax	—	—	—	—	—
Comprehensive loss	$(230)	$(63)	$(178)	$241	$(230)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$261	$47	$4,311	$(260)	$4,359
Expenses:
Medical care costs	19	—	3,575	—	3,594
Cost of service revenue	—	23	93	—	116
General and administrative expenses	219	24	368	(260)	351
Premium tax expenses	—	—	109	—	109
Health insurer fee expenses	—	—	50	—	50
Depreciation and amortization	23	1	10	—	34
Total operating expenses	261	48	4,205	(260)	4,254
Operating (loss) income	—	(1)	106	—	105
Interest expense	25	—	—	—	25
(Loss) income before income taxes	(25)	(1)	106	—	80
Income tax (benefit) expense	(12)	(1)	60	—	47
Net (loss) income before equity in net earnings of subsidiaries	(13)	—	46	—	33
Equity in net earnings of subsidiaries	46	1	—	(47)	—
Net income	$33	$1	$46	$(47)	$33

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net income	$33	$1	$46	$(47)	$33
Other comprehensive income, net of tax	2	—	2	(2)	2
Comprehensive income	$35	$1	$48	$(49)	$35

Molina Healthcare, Inc. 2017 Form 10-Q | 30

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$630	$99	$9,809	$(635)	$9,903
Expenses:
Medical care costs	7	—	8,595	—	8,602
Cost of service revenue	—	85	161	—	246
General and administrative expenses	555	14	910	(635)	844
Premium tax expenses	—	—	225	—	225
Depreciation and amortization	52	—	24	—	76
Impairment losses	—	—	72	—	72
Restructuring and separation costs	43	—	—	—	43
Total operating expenses	657	99	9,987	(635)	10,108
Operating loss	(27)	—	(178)	—	(205)
Interest expense	53	—	—	—	53
Other income, net	(75)	—	—	—	(75)
Loss before income taxes	(5)	—	(178)	—	(183)
Income tax expense (benefit)	17	—	(47)	—	(30)
Net loss before equity in net losses of subsidiaries	(22)	—	(131)	—	(153)
Equity in net losses of subsidiaries	(131)	(66)	—	197	—
Net loss	$(153)	$(66)	$(131)	$197	$(153)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

	Six Months Ended June 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(153)	$(66)	$(131)	$197	$(153)
Other comprehensive income, net of tax	1	—	1	(1)	1
Comprehensive loss	$(152)	$(66)	$(130)	$196	$(152)

Molina Healthcare, Inc. 2017 Form 10-Q | 31

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended June 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$512	$99	$8,601	$(510)	$8,702
Expenses:
Medical care costs	31	—	7,151	—	7,182
Cost of service revenue	—	88	155	—	243
General and administrative expenses	436	9	756	(510)	691
Premium tax expenses	—	—	218	—	218
Health insurer fee expenses	—	—	108	—	108
Depreciation and amortization	45	3	18	—	66
Total operating expenses	512	100	8,406	(510)	8,508
Operating (loss) income	—	(1)	195	—	194
Interest expense	50	—	—	—	50
(Loss) income before income taxes	(50)	(1)	195	—	144
Income tax (benefit) expense	(28)	(1)	116	—	87
Net (loss) income before equity in earnings of subsidiaries	(22)	—	79	—	57
Equity in net earnings of subsidiaries	79	3	—	(82)	—
Net income	$57	$3	$79	$(82)	$57

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$57	$3	$79	$(82)	$57
Other comprehensive income, net of tax	8	—	7	(7)	8
Comprehensive income	$65	$3	$86	$(89)	$65

Molina Healthcare, Inc. 2017 Form 10-Q | 32

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$109	$32	$2,838	$—	$2,979
Investments	56	—	2,136	—	2,192
Restricted investments	325	—	—	—	325
Receivables	2	30	974	—	1,006
Income taxes refundable	7	1	60	—	68
Due from (to) affiliates	137	(6)	(131)	—	—
Prepaid expenses and other current assets	70	21	68	—	159
Derivative asset	440	—	—	—	440
Total current assets	1,146	78	5,945	—	7,169
Property, equipment, and capitalized software, net	297	47	105	—	449
Deferred contract costs	—	93	—	—	93
Goodwill and intangible assets, net	56	72	543	—	671
Restricted investments	—	—	118	—	118
Investment in subsidiaries, net	2,597	181	—	(2,778)	—
Deferred income taxes	10	(43)	79	(10)	36
Other assets	55	2	6	(16)	47
	$4,161	$430	$6,796	$(2,804)	$8,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$—	$2,077	$—	$2,077
Amounts due government agencies	—	—	1,844	—	1,844
Accounts payable and accrued liabilities	170	35	170	—	375
Deferred revenue	—	49	235	—	284
Current portion of long-term debt	773	—	—	—	773
Derivative liability	440	—	—	—	440
Total current liabilities	1,383	84	4,326	—	5,793
Long-term debt	1,215	—	16	(16)	1,215
Deferred income taxes	10	—	—	(10)	—
Other long-term liabilities	32	1	21	—	54
Total liabilities	2,640	85	4,363	(26)	7,062
Total stockholders’ equity	1,521	345	2,433	(2,778)	1,521
	$4,161	$430	$6,796	$(2,804)	$8,583

Molina Healthcare, Inc. 2017 Form 10-Q | 33

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$86	$6	$2,727	$—	$2,819
Investments	178	—	1,580	—	1,758
Receivables	2	34	938	—	974
Income tax refundable	17	4	18	—	39
Due from (to) affiliates	104	(5)	(99)	—	—
Prepaid expenses and other current assets	58	30	43	—	131
Derivative asset	267	—	—	—	267
Total current assets	712	69	5,207	—	5,988
Property, equipment, and capitalized software, net	301	46	107	—	454
Deferred contract costs	—	86	—	—	86
Goodwill and intangible assets, net	58	73	629	—	760
Restricted investments	—	—	110	—	110
Investment in subsidiaries, net	2,609	246	—	(2,855)	—
Deferred income taxes	10	—	—	—	10
Other assets	48	3	6	(16)	41
	$3,738	$523	$6,059	$(2,871)	$7,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1	$—	$1,928	$—	$1,929
Amounts due government agencies	—	—	1,202	—	1,202
Accounts payable and accrued liabilities	146	34	205	—	385
Deferred revenue	—	40	275	—	315
Current portion of long-term debt	472	—	—	—	472
Derivative liability	267	—	—	—	267
Total current liabilities	886	74	3,610	—	4,570
Long-term debt	1,173	—	16	(16)	1,173
Deferred income taxes	11	39	(35)	—	15
Other long-term liabilities	19	1	22	—	42
Total liabilities	2,089	114	3,613	(16)	5,800
Total stockholders’ equity	1,649	409	2,446	(2,855)	1,649
	$3,738	$523	$6,059	$(2,871)	$7,449

Molina Healthcare, Inc. 2017 Form 10-Q | 34

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$90	$44	$538	$—	$672
Investing activities:
Purchases of investments	(330)	—	(1,306)	—	(1,636)
Proceeds from sales and maturities of investments	127	—	747	—	874
Purchases of property, equipment and capitalized software	(45)	(9)	(6)	—	(60)
Increase in restricted investments held-to-maturity	—	—	(10)	—	(10)
Capital contributions to/from subsidiaries	(238)	2	236	—	—
Dividends to/from subsidiaries	120	—	(120)	—	—
Change in amounts due to/from affiliates	(34)	2	32	—	—
Other, net	—	(13)	—	—	(13)
Net cash used in investing activities	(400)	(18)	(427)	—	(845)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	325	—	—	—	325
Proceeds from employee stock plans	11	—	—	—	11
Other, net	(3)	—	—	—	(3)
Net cash provided by financing activities	333	—	—	—	333
Net increase in cash and cash equivalents	23	26	111	—	160
Cash and cash equivalents at beginning of period	86	6	2,727	—	2,819
Cash and cash equivalents at end of period	$109	$32	$2,838	$—	$2,979

Molina Healthcare, Inc. 2017 Form 10-Q | 35

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash (used in) provided by operating activities	$(21)	$20	$279	$—	$278
Investing activities:
Purchases of investments	(67)	—	(907)	—	(974)
Proceeds from sales and maturities of investments	67	—	745	—	812
Purchases of property, equipment and capitalized software	(73)	(19)	(10)	—	(102)
Decrease in restricted investments held-to-maturity	—	—	5	—	5
Net cash paid in business combinations	—	(1)	(7)	—	(8)
Capital contributions to/from subsidiaries	(106)	2	104	—	—
Dividends to/from subsidiaries	50	—	(50)	—	—
Change in amounts due to/from affiliates	(13)	2	11	—	—
Other, net	5	(12)	1	—	(6)
Net cash used in investing activities	(137)	(28)	(108)	—	(273)
Financing activities:
Proceeds from employee stock plans	10	—	—	—	10
Other, net	2	—	(1)	—	1
Net cash provided by (used in) financing activities	12	—	(1)	—	11
Net (decrease) increase in cash and cash equivalents	(146)	(8)	170	—	16
Cash and cash equivalents at beginning of period	360	13	1,956	—	2,329
Cash and cash equivalents at end of period	$214	$5	$2,126	$—	$2,345

Molina Healthcare, Inc. 2017 Form 10-Q | 36

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

•	the success of the Restructuring Plan, including the timing of the benefits realized;

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

•	effective management of our medical costs;

•	our ability to predict with a reasonable degree of accuracy utilization rates, including utilization rates associated with seasonal flu patterns or other newly emergent diseases;

•
significant budget pressures on state governments and their potential inability to maintain current rates, to implement expected rate increases, or to maintain existing benefit packages or membership eligibility thresholds or criteria, including the payment of all amounts due to our Illinois health plan following the resolution of the Illinois budget impasse;

•
the success of our efforts to retain existing government contracts, including those in Florida, Illinois, New Mexico, Puerto Rico, and Texas, and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states;

•	any adverse impact resulting from the significant changes to our executive leadership team and the rightsizing of our workforce;

•	the impact of our decision to exit the Utah and Wisconsin ACA Marketplace markets effective December 31, 2017;

•
our ability to manage our operations, including maintaining and creating adequate internal systems and controls relating to authorizations, approvals, provider payments, and the overall success of our care management initiatives;

•	our ability to consummate and realize benefits from acquisitions or divestitures;

Molina Healthcare, Inc. 2017 Form 10-Q | 37

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

•
the Medicaid expansion cost corridors in California, New Mexico, and Washington, and any other retroactive adjustment to revenue where methodologies and procedures are subject to interpretation or dependent upon information about the health status of participants other than Molina members;

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

•
government audits and reviews, or potential investigations, and any fine, sanction, enrollment freeze, monitoring program, or premium recovery that may result therefrom, including any potential demand by the state of New Mexico to recover purportedly underpaid premium taxes;

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

•	our failure to comply with the financial or other covenants in our credit agreement or the indentures governing our outstanding notes;

•	the sufficiency of our funds on hand to pay the amounts due upon conversion or maturity of our outstanding notes;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments, including but not limited to the deductibility of certain compensation costs;

•	newly emergent viruses or widespread epidemics, public catastrophes or terrorist attacks, and associated public alarm; and

•	increasing competition and consolidation in the Medicaid industry;
Investors should refer to the section entitled “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and this Quarterly Report on Form 10-Q, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.

Molina Healthcare, Inc. 2017 Form 10-Q | 38

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

ABOUT MOLINA HEALTHCARE
OUR MISSION IS TO PROVIDE QUALITY HEALTHCARE TO PEOPLE RECEIVING GOVERNMENT ASSISTANCE.
Molina Healthcare, Inc. provides quality managed health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments. These segments consist of our Health Plans segment, which constitutes the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment.
OUR GOAL IS TO ACHIEVE OUR MISSION WHILE IMPROVING THE FINANCIAL STRENGTH OF OUR ORGANIZATION.
KEY PERFORMANCE INDICATORS
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollar amounts in millions, except per-share amounts)
Net (loss) income	$(230)	$33	$(153)	$57
Net (loss) income per diluted share	$(4.10)	$0.58	$(2.74)	$1.01
MCR (1)	94.8%	89.2%	91.6%	89.5%
G&A ratio (2)	8.1%	8.1%	8.5%	7.9%
Premium tax ratio (1)	2.4%	2.6%	2.3%	2.6%
Effective tax rate	26.8%	59.8%	16.0%	60.7%
Net profit margin (2)	(4.6)%	0.7%	(1.5)%	0.7%
EBITDA*	$(243)	$144	$(40)	$270
Adjusted net (loss) income*	$(225)	$38	$(142)	$67
Adjusted net (loss) income per diluted share*	$(4.01)	$0.67	$(2.55)	$1.18
________________________

(1)	MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(2)	G&A ratio represents general and administrative expenses as a percentage of total revenue. Net profit margin represents net income as a percentage of total revenue.

Molina Healthcare, Inc. 2017 Form 10-Q | 39

CONSOLIDATED RESULTS
Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2017

•
Net loss per diluted share was $4.10 in the second quarter of 2017 compared with net income per diluted share of $0.58 reported for the second quarter of 2016. Adjusted net loss per diluted share* was $4.01 in the second quarter of 2017, compared with adjusted net income per diluted share of $0.67 in the second quarter of 2016. Loss before income tax benefit for the second quarter of 2017 was $314 million.

•
Certain significant items contributed $330 million to the loss before income tax benefit. See further discussion of these items in the table below, in “Health Plans—Financial Performance by Program,” and “Other Consolidated Information.”

•
The medical care ratio increased to 94.8% in the second quarter of 2017 compared to 89.2% in the second quarter of 2016. See further discussion below in “Reportable Segments—Health Plans—Financial Overview.”

The following table summarizes the impact of the significant items:

Summary of Significant Items Affecting 2017 Financial Results
	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	(In millions, except per diluted share amounts)
	Amount	Per Diluted Share (1)	Amount	Per Diluted Share (1)
Impairment losses	$72	$1.01	$72	$1.02
Losses at behavioral health subsidiary exclusive of impairment	8	0.09	12	0.14
Medical care costs related to prior year service dates that were in excess of historical expectations	85	0.95	74	0.84
Marketplace adjustments related to risk transfer, cost sharing subsidies, and other items for 2016 service dates	44	0.49	47	0.53
Marketplace premium deficiency reserve for 2017 service dates	78	0.87	70	0.79
Restructuring and separation costs	43	0.68	43	0.68
Termination fee received for Terminated Medicare acquisition	—	—	(75)	(0.84)
	$330	$4.09	$243	$3.16
________________________

(1)
Except for certain items that are not deductible for tax purposes, per diluted share amounts are generally calculated at our statutory income tax rate of 37%, which is in excess of the effective tax rate recorded in our consolidated statements of operations.

Certain significant items increased loss before income tax benefit in the second quarter of 2017 by approximately $330 million. Specifically:

•
We recorded $72 million in non-cash impairment losses for goodwill and intangibles, primarily relating to our Pathways subsidiary. In the course of developing our restructuring and profitability improvement plan, we determined that future benefits to be derived from Pathways (including integration with our health plans) will be less than previously anticipated. While such impairment losses have a short-term impact on profitability, there is no impact to our cash flows. Pathways experienced operating losses of $8 million for the quarter ended June 30, 2017 and $12 million for the six months ended June 30, 2017.

•
Medical care costs related to 2016 service dates were significantly in excess of what the Company usually experiences for out-of-period claims development, particularly at the Florida, Illinois, New Mexico, and Puerto Rico health plans. In total, we experienced out-of-period claims development that was approximately $85 million higher than expected at December 31, 2016.

Molina Healthcare, Inc. 2017 Form 10-Q | 40

•
We recorded $44 million for Marketplace changes in estimates, including risk transfer and cost sharing subsidies, related to 2016 service dates. Liabilities for risk transfer payments and cost sharing subsidies that were estimated at December 31, 2016 were finalized during the second quarter of 2017.

•
Loss before income tax benefit increased by $78 million as a result of an increase to the premium deficiency reserve established for the Marketplace program. The reserve, which was $22 million at March 31, 2017, increased to $100 million as of June 30, 2017. Based upon revenue and cost trends observed in the second quarter of 2017, we now believe that Marketplace performance in the second half of 2017 will fall substantially short of previous expectations. Marketplace performance has been most disappointing in Florida, Utah, Washington, and Wisconsin.

•
We recorded $43 million in restructuring and separation costs in the second quarter of 2017 related primarily to contractually required termination benefits paid to our former chief executive officer and chief financial officer. Also included in these costs are consulting fees incurred for the development and implementation of our corporate restructuring initiatives. See below in “Liquidity and Financial Condition—Future Sources and Uses of Liquidity,” and Notes to Consolidated Financial Statements, Note 11, “Restructuring and Separation Costs,” for further information.

Six Months ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Net loss per diluted share was $2.74 in the first half of 2017 compared with net income per diluted share of $1.01 reported for the first half of 2016. Adjusted net loss per diluted share* was $2.55 in the first half of 2017, compared with adjusted net income per diluted share* of $1.18 in the first half of 2016. Loss before income tax benefit for the first half of 2017 was $153 million. These results were affected by several out-of-period adjustments as presented in the table, and as further described, above. In total, these adjustments increased pretax loss in the first half of 2017 by $243 million.

RESTRUCTURING AND PROFIT IMPROVEMENT PLAN
As a result of our poor operating performance and catalyzed by our change in management, we accelerated the implementation of a comprehensive restructuring and profitability improvement plan (the Restructuring Plan). Under the Restructuring Plan, we are taking the following actions:

1.
We are streamlining our organizational structure, including the elimination of redundant layers of management, the consolidation of regional support services, and other reductions to our workforce, to improve efficiency as well as the speed and quality of our decision-making.

2.
We are re-designing core operating processes such as provider payment, utilization management, quality monitoring and improvement, and information technology to achieve more effective and cost efficient outcomes.

3.	We are remediating high cost provider contracts and building around high quality, cost-effective networks.

4.	We are restructuring our existing direct delivery operations.

5.	We are reviewing our vendor base to ensure that we are partnering with the lowest-cost, most-effective vendors.

6.
Throughout this process, we are taking precautions to ensure that our actions do not impede our ability to continue to deliver quality health care, retain existing managed care contracts, and to secure new managed care contracts.

ACTION PLAN—2018 MARKETPLACE PERFORMANCE

In addition to the Restructuring Plan, we are taking these further steps to improve profitability in 2018:

Molina Healthcare, Inc. 2017 Form 10-Q | 41

1.
We are exiting the Utah and Wisconsin ACA Marketplaces effective December 31, 2017. For the three months ended June 30, 2017, these two health plans reported a total of $127 million in Marketplace premium revenue (16% of consolidated Marketplace premium revenue), and a combined Marketplace medical care ratio of 128%.

2.
In our remaining Marketplace plans, we are increasing 2018 premiums by 55%. The increase takes into account the absence of cost sharing reduction subsidies. Had we assumed that cost sharing reduction subsidies would be funded for 2018, the premium increase would have been 30%.

3.	We are also reducing the scope of our 2018 participation in the Washington Marketplace.

4.
We continue to closely monitor the current political and programmatic developments pertaining to our 2018 participation in other Marketplace states, and subject to those developments, will withdraw from 2018 participation as may be necessary.

TRENDS AND UNCERTAINTIES
ACA and the Marketplace
The future of the Affordable Care Act (ACA) and its underlying programs, including the Marketplace, are subject to substantial uncertainty. We continue to advocate for federal policies to stabilize the Marketplace program.
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

			Premium Revenue
		Membership as of	Six Months Ended	Anticipated
State Health Plan	Medicaid Program(s)	June 30, 2017	June 30, 2017	Award Date	Effective Date
Florida	All	359,000	$726	Q1 2018	1/1/2019
Illinois	All	159,000	259	Q3 2017	1/1/2018
New Mexico	All	234,000	605	Q1 2018	1/1/2019
Puerto Rico	All	322,000	362	Q1 2018	7/1/2018
Texas	All	191,000	920	Q3 2018	9/1/2019
Texas	CHIP	25,000	21	Q4 2017	9/1/2018
Washington Health Plan. As discussed in Notes to Consolidated Financial Statements, Note 1, “Basis of Presentation,” in May 2017, Molina Healthcare of Washington, Inc. was selected by the Washington State Health Care Authority to negotiate and enter into managed care contracts for the North Central region of the state’s Apple Health Integrated Managed Care Program. The start date for the new contract is scheduled for January 1, 2018.

REPORTABLE SEGMENTS
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
Gross margin for our Health Plans segment is referred to as “Medical margin,” and for our Molina Medicaid Solutions and Other segments, as “Service margin.” The service margin is equal to service revenue minus cost of service revenue. Management’s discussion and analysis of the changes in the individual components of gross

Molina Healthcare, Inc. 2017 Form 10-Q | 42

margin, by reportable segment, is presented in the “Health Plans—Financial Overview,” “Molina Medicaid Solutions—Financial Overview,” and “Other—Financial Overview” sections, respectively, of this MD&A.
SEGMENT SUMMARY

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Segment gross margin:
Health Plans medical margin (1)	$249	$435	$786	$842
Molina Medicaid Solutions service margin (2)	4	5	8	11
Other (2)	1	14	6	21
Total segment gross margin	254	454	800	874
Other operating revenues (3)	130	195	255	403
Other operating expenses (4)	(671)	(544)	(1,260)	(1,083)
Operating (loss) income	(287)	105	(205)	194
Other expenses (income), net	27	25	(22)	50
(Loss) income before income tax expense	(314)	80	(183)	144
Income tax (benefit) expense	(84)	47	(30)	87
Net (loss) income	$(230)	$33	$(153)	57
_______________________

(1)	Represents premium revenue minus medical care costs.

(2)	Represents service revenue minus cost of service revenue.

(3)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(4)
Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses, depreciation and amortization, impairment losses, and restructuring and separation costs.

HEALTH PLANS
The Health Plans segment consists of health plans operating in 12 states and the Commonwealth of Puerto Rico, and includes our direct delivery business. As of June 30, 2017, these health plans served approximately 4.7 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies.
BUSINESS OVERVIEW
Recent Developments — Health Plans Segment
Refer to Notes to Consolidated Financial Statements, Note 1, “Basis of Presentation.”

Molina Healthcare, Inc. 2017 Form 10-Q | 43

Health Plans Membership
The following tables set forth our Health Plans membership as of the dates indicated:

	June 30, 2017	December 31, 2016	June 30, 2016
Ending Membership by Program:
Temporary Assistance for Needy Families (TANF) and Children’s Health Insurance Program (CHIP)	2,517,000	2,536,000	2,500,000
Marketplace	949,000	526,000	597,000
Medicaid Expansion	678,000	673,000	654,000
Aged, Blind or Disabled (ABD)	408,000	396,000	387,000
Medicare-Medicaid Plan (MMP) – Integrated (1)	54,000	51,000	51,000
Medicare Special Needs Plans (Medicare)	44,000	45,000	44,000
	4,650,000	4,227,000	4,233,000
Ending Membership by Health Plan:
California	766,000	683,000	680,000
Florida	672,000	553,000	565,000
Illinois	163,000	195,000	201,000
Michigan	414,000	391,000	393,000
New Mexico	266,000	254,000	251,000
New York (2)	34,000	35,000	—
Ohio	351,000	332,000	341,000
Puerto Rico	322,000	330,000	336,000
South Carolina	112,000	109,000	105,000
Texas	465,000	337,000	367,000
Utah	167,000	146,000	151,000
Washington	788,000	736,000	709,000
Wisconsin	130,000	126,000	134,000
	4,650,000	4,227,000	4,233,000
_________________________

(1)	MMP members receive both Medicaid and Medicare coverage from Molina Healthcare.

(2)	The New York health plan was acquired on August 1, 2016.
Premiums by Program
The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a per member per month (PMPM) basis, for the six months ended June 30, 2017. The “Consolidated” column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF and CHIP	$120.00	$320.00	$180.00
Marketplace	180.00	440.00	270.00
Medicaid Expansion	320.00	510.00	390.00
ABD	370.00	1,490.00	1,030.00
MMP – Integrated	1,220.00	3,250.00	2,150.00
Medicare	910.00	1,240.00	1,100.00

Molina Healthcare, Inc. 2017 Form 10-Q | 44

FINANCIAL OVERVIEW
In the second quarter of 2017, premium revenue increased approximately 18%, or $711 million, when compared with the second quarter of 2016. Member months grew 11% while revenue PMPM increased 7%. Medical care costs as a percent of premium revenue increased to 94.8% in the second quarter of 2017 from 89.2% in the second quarter of 2016. Medical margin decreased 43% in the second quarter of 2017 from the second quarter of 2016.
In the six months ended June 30, 2017, premium revenue increased approximately 17%, or $1,364 million, when compared with the six months ended June 30, 2016. Member months grew 13% while revenue PMPM increased 4%. Medical care costs as a percent of premium revenue increased to 91.6% in the six months ended June 30, 2017 from 89.5% in the six months ended June 30, 2016. Medical margin decreased 7% in the six months ended June 30, 2017 from the six months ended June 30, 2016.
FINANCIAL PERFORMANCE BY PROGRAM
The following tables summarize member months, premium revenue, medical care costs, medical care ratio and medical margin by program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended June 30, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.6	$1,391	$182.47	$1,315	$172.48	94.5%	$76
Medicaid Expansion	2.1	786	383.07	689	335.26	87.5	97
ABD	1.2	1,285	1,053.89	1,245	1,020.85	96.9	40
Total Medicaid	10.9	3,462	317.79	3,249	298.10	93.8	213
MMP	0.1	361	2,217.44	333	2,050.20	92.5	28
Medicare	0.2	148	1,126.14	126	963.34	85.5	22
Total Medicare	0.3	509	1,730.91	459	1,565.65	90.5	50
Excluding Marketplace	11.2	3,971	354.87	3,708	331.36	93.4	263
Marketplace	2.8	769	267.37	783	272.37	101.9	(14)
	14.0	$4,740	$336.98	$4,491	$319.29	94.8%	$249

	Three Months Ended June 30, 2016
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.5	$1,302	$173.57	$1,202	$160.26	92.3%	$100
Medicaid Expansion	1.9	742	378.19	634	323.56	85.6	108
ABD	1.2	1,168	991.38	1,038	881.80	88.9	130
Total Medicaid	10.6	3,212	301.86	2,874	270.27	89.5	338
MMP	0.2	315	2,093.29	270	1,792.78	85.6	45
Medicare	0.2	129	997.44	127	974.30	97.7	2
Total Medicare	0.4	444	1,584.77	397	1,412.96	89.2	47
Excluding Marketplace	11.0	3,656	334.86	3,271	299.67	89.5	385
Marketplace	1.8	373	206.88	323	178.79	86.4	50
	12.8	$4,029	$316.72	$3,594	$282.54	89.2%	$435

Molina Healthcare, Inc. 2017 Form 10-Q | 45

	Six Months Ended June 30, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	15.3	$2,793	$182.58	$2,619	$171.25	93.8%	$174
Medicaid Expansion	4.1	1,603	390.88	1,378	335.88	85.9	225
ABD	2.4	2,481	1,030.68	2,375	986.54	95.7	106
Total Medicaid	21.8	6,877	315.39	6,372	292.22	92.7	505
MMP	0.3	705	2,152.75	640	1,954.15	90.8	65
Medicare	0.3	286	1,097.36	243	933.20	85.0	43
Total Medicare	0.6	991	1,685.72	883	1,502.36	89.1	108
Excluding Marketplace	22.4	7,868	351.35	7,255	323.98	92.2	613
Marketplace	5.7	1,520	264.77	1,347	234.62	88.6	173
	28.1	$9,388	$333.68	$8,602	$305.74	91.6%	$786

	Six Months Ended June 30, 2016
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	14.9	$2,626	$176.00	$2,400	$160.85	91.4%	$226
Medicaid Expansion	3.8	1,421	371.82	1,208	316.13	85.0	213
ABD	2.4	2,280	976.58	2,079	890.71	91.2	201
Total Medicaid	21.1	6,327	300.19	5,687	269.86	89.9	640
MMP	0.3	655	2,157.55	587	1,932.73	89.6	68
Medicare	0.3	260	1,013.04	251	977.35	96.5	9
Total Medicare	0.6	915	1,633.08	838	1,494.92	91.5	77
Excluding Marketplace	21.7	7,242	334.74	6,525	301.61	90.1	717
Marketplace	3.4	782	228.19	657	191.62	84.0	125
	25.1	$8,024	$320.17	$7,182	$286.57	89.5%	$842
_______________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	“MCR” represents medical costs as a percentage of premium revenue.

Medicaid: TANF/CHIP, Medicaid Expansion and ABD
The medical care ratios of the combined TANF/CHIP, Medicaid Expansion and ABD programs increased to 93.8% in the second quarter of 2017, from 89.5% in the second quarter of 2016.
As noted above, medical care costs recognized in the second quarter of 2017 for services delivered in 2016 were significantly in excess of what we usually experience for out-of-period claims development. Favorable run-out of our reported in “Medical claims and benefits payable” as of December 31, 2016, was $85 million less than our typical experience, and was reflected in higher medical care costs for the quarter. This development was most notable at our Florida, Illinois, New Mexico, and Puerto Rico health plans. Additionally, those same health plans experienced higher than expected current period medical care costs.
The medical care ratios of the combined TANF/CHIP, Medicaid Expansion and ABD programs increased to 92.7% in the six months ended June 30, 2017, from 89.9% in the six months ended June 30, 2016, primarily due to the reasons noted above for the increased medical care ratio in the second quarter of 2017.
MMP and Medicare
The medical care ratio for these programs, in the aggregate, increased in the second quarter of 2017 when compared with the second quarter of 2016. However, for the six months ended June 30, 2017, compared with the six months ended June 30, 2016, the aggregated medical care ratio for these two programs decreased.

Molina Healthcare, Inc. 2017 Form 10-Q | 46

Marketplace
The medical care ratio for the Marketplace program increased to 101.9% in the second quarter of 2017, from 86.4% in the second quarter of 2016.
The medical care ratio for the Marketplace program increased to 88.6% in the six months ended June 30, 2017, from 84.0% in the six months ended June 30, 2016.
In the second quarter of 2017, we recorded an increase to the premium deficiency reserve established for the Marketplace program. The reserve, which was $22 million at March 31, 2017, increased to $100 million as of June 30, 2017. In addition, we recorded $44 million for Marketplace changes in estimates, including risk transfer and cost sharing subsidies, related to 2016 service dates. Liabilities for risk transfer payments and cost sharing subsidies that were estimated at December 31, 2016 were finalized during the second quarter of 2017.
In the first half of 2016, adjustments related to 2015 dates of service reduced Marketplace pretax income by approximately $68 million.
Member months increased 68% in the second quarter of 2017, when compared with the second quarter of 2016, as a result of membership growth primarily in California, Florida and Texas.
FINANCIAL PERFORMANCE BY STATE
The ongoing poor performance at our Florida, Illinois, New Mexico and Puerto Rico health plans in 2017 all contributed to our disappointing financial performance in the second quarter of 2017. The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended June 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.4	$679	$294.09	$606	$262.34	89.2%	$73
Florida	2.0	649	318.21	687	337.39	106.0	(38)
Illinois	0.5	149	289.51	174	336.76	116.3	(25)
Michigan	1.2	406	325.38	368	295.06	90.7	38
New Mexico	0.8	352	435.34	334	411.83	94.6	18
New York (1)	0.1	46	457.96	45	442.16	96.5	1
Ohio	1.0	553	527.14	516	490.75	93.1	37
Puerto Rico	0.9	179	184.28	189	194.42	105.5	(10)
South Carolina	0.4	111	326.57	102	304.14	93.1	9
Texas	1.4	701	495.93	602	426.41	86.0	99
Utah	0.5	130	258.10	129	255.00	98.8	1
Washington	2.4	662	279.21	595	251.16	90.0	67
Wisconsin	0.4	120	303.59	135	342.43	112.8	(15)
Other (2)	—	3	—	9	—	—	(6)
	14.0	$4,740	$336.98	$4,491	$319.29	94.8%	$249

Molina Healthcare, Inc. 2017 Form 10-Q | 47

	Three Months Ended June 30, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.0	$554	$268.95	$493	$239.63	89.1%	$61
Florida	1.8	464	273.90	426	251.69	91.9	38
Illinois	0.6	154	256.17	137	227.71	88.9	17
Michigan	1.2	369	312.18	334	282.86	90.6	35
New Mexico	0.8	342	451.72	305	403.52	89.3	37
New York (1)	—	—	—	—	—	—	—
Ohio	1.0	483	473.91	433	424.87	89.7	50
Puerto Rico	1.0	170	169.04	175	173.49	102.6	(5)
South Carolina	0.3	87	277.22	71	226.27	81.6	16
Texas	1.1	635	571.14	499	448.23	78.5	136
Utah	0.5	110	240.26	106	233.12	97.0	4
Washington	2.1	559	264.40	500	236.32	89.4	59
Wisconsin	0.4	99	244.88	96	235.88	96.3	3
Other (2)	—	3	—	19	—	—	(16)
	12.8	$4,029	$316.72	$3,594	$282.54	89.2%	$435

	Six Months Ended June 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	4.6	$1,323	$290.56	$1,116	$245.02	84.3%	$207
Florida	4.1	1,305	317.53	1,245	303.09	95.5	60
Illinois	1.1	310	282.66	354	322.63	114.1	(44)
Michigan	2.5	799	321.10	707	284.24	88.5	92
New Mexico	1.6	682	421.11	652	402.27	95.5	30
New York (1)	0.2	92	449.48	87	425.72	94.7	5
Ohio	2.1	1,094	521.57	995	473.95	90.9	99
Puerto Rico	1.9	362	185.40	354	181.24	97.8	8
South Carolina	0.7	216	321.85	200	298.79	92.8	16
Texas	2.8	1,385	491.46	1,204	427.48	87.0	181
Utah	1.0	264	261.42	252	248.77	95.2	12
Washington	4.7	1,304	276.99	1,176	249.79	90.2	128
Wisconsin	0.8	247	307.50	243	302.95	98.5	4
Other (2)	—	5	—	17	—	—	(12)
	28.1	$9,388	$333.68	$8,602	$305.74	91.6%	$786

Molina Healthcare, Inc. 2017 Form 10-Q | 48

	Six Months Ended June 30, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	4.0	$1,095	$271.14	$962	$238.30	87.9%	$133
Florida	3.4	953	284.53	839	250.58	88.1	114
Illinois	1.2	303	261.43	269	232.06	88.8	34
Michigan	2.4	756	316.18	681	285.13	90.2	75
New Mexico	1.5	678	450.62	601	399.17	88.6	77
New York (1)	—	—	—	—	—	—	—
Ohio	2.0	971	481.44	882	437.35	90.8	89
Puerto Rico	2.0	351	172.98	349	171.95	99.4	2
South Carolina	0.6	171	276.61	138	223.58	80.8	33
Texas	2.2	1,255	575.87	1,074	492.65	85.5	181
Utah	0.9	224	252.08	208	234.46	93.0	16
Washington	4.1	1,065	260.05	958	233.84	89.9	107
Wisconsin	0.8	196	247.57	188	236.92	95.7	8
Other (2)	—	6	—	33	—	—	(27)
	25.1	$8,024	$320.17	$7,182	$286.57	89.5%	$842

(1)	The New York health plan was acquired on August 1, 2016.

(2)	“Other” medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.

MEDICAL CARE COSTS BY TYPE
The following table provides the details of consolidated medical care costs by category for the periods indicated (dollars in millions except PMPM amounts):

	Three Months Ended June 30,
	2017			2016
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$3,348	$238.04	74.5%	$2,620	$206.01	72.9%
Pharmacy	650	46.23	14.5	529	41.59	14.7
Capitation	356	25.29	7.9	304	23.87	8.5
Direct delivery	22	1.54	0.5	18	1.39	0.5
Other	115	8.19	2.6	123	9.68	3.4
	$4,491	$319.29	100.0%	$3,594	$282.54	100.0%

	Six Months Ended June 30,
	2017			2016
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$6,434	$228.68	74.8%	$5,357	$213.77	74.6%
Pharmacy	1,266	45.00	14.7	1,054	42.05	14.7
Capitation	680	24.17	7.9	599	23.87	8.3
Direct delivery	44	1.56	0.5	34	1.36	0.5
Other	178	6.33	2.1	138	5.52	1.9
	$8,602	$305.74	100.0%	$7,182	$286.57	100.0%

Molina Healthcare, Inc. 2017 Form 10-Q | 49

PREMIUM TAXES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.4% in the second quarter of 2017 compared with 2.6% in the second quarter of 2016 and 2.3% in the six months ended June 30, 2017, compared with 2.6% in the six months ended June 30, 2016. This decline was primarily due to the temporary suspension of a Michigan HMO use tax effective January 1, 2017 which was partially offset by a higher California premium tax rate effective July 1, 2016, and significant revenue growth at our Florida health plan, which operates in a state with no premium tax.
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
FINANCIAL OVERVIEW
The Molina Medicaid Solutions segment service margin for the second quarter of 2017 and 2016 and for the six months ended June 30, 2017 and 2016 was insignificant.

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
FINANCIAL OVERVIEW
The Other segment service margin for the second quarter of 2017 and 2016 and for the six months ended June 30, 2017 and 2016 was insignificant.
In the course of developing the Restructuring Plan, as discussed further in Notes to Consolidated Financial Statements, Note 11, “Restructuring and Separation Costs,” we determined that future benefits to be derived from Pathways, including integration with our health plans, would be less than previously anticipated. In addition, poorer than expected year-to-date operating results and lower projections of operating results for periods in the near term led us to conclude that a triggering event for an interim impairment analysis had occurred in the second quarter of 2017.
For the Other segment in total, we recorded impairment charges of $61 million for goodwill and $11 million for intangible assets, or $72 million in the aggregate, reported in our consolidated statements of operations as “Impairment losses.”

Molina Healthcare, Inc. 2017 Form 10-Q | 50

OTHER CONSOLIDATED INFORMATION
GENERAL AND ADMINISTRATIVE EXPENSES
The G&A ratio was 8.1% in both the second quarter of 2017 and 2016. The G&A ratio increased to 8.5% for the six months ended June 30, 2017, compared with 7.9% for the six months ended June 30, 2016. The year to date G&A ratio increased over 2016 primarily due to costs associated with increased Marketplace enrollment in 2017 and the reduction to revenue as a result of the 2017 Health Insurer Fee (HIF) moratorium.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization, as a percentage of total revenue, was 0.8% in the six months ended June 30, 2017 and 2016.
IMPAIRMENT LOSSES
See Notes to Consolidated Financial Statements, Note 10, “Impairment Losses.”
RESTRUCTURING AND SEPARATION COSTS
See Notes to Consolidated Financial Statements, Note 11, “Restructuring and Separation Costs.”
INTEREST EXPENSE
Interest expense was $27 million for the second quarter of 2017, compared with $25 million for the second quarter of 2016. Interest expense increased to $53 million for the six months ended June 30, 2017, from $50 million for the six months ended June 30, 2016. Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $8 million and $7 million for second quarter of 2017 and 2016, respectively and $16 million and $15 million the six months ended June 30, 2017 and 2016, respectively. We expect interest expense to continue to increase in future periods as a result of our recent $330 million offering of 4.875% Notes. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
OTHER INCOME, NET
As described in Notes to Consolidated Financial Statements, Note 1, “Basis of Presentation,” in February 2017, we received an aggregate termination fee of $75 million for the Terminated Medicare Acquisition. This amount is reported in “Other income, net” in our consolidated statements of operations.
INCOME TAXES
The (benefit) provision for income taxes was recorded at an effective rate of 26.8% for the second quarter of 2017, compared with 59.8% for the second quarter of 2016, and an effective rate of 16.0% for the six months ended June 30, 2017 compared with 60.7% for the six months ended June 30, 2016. The significant change in the effective tax rate was primarily a result of pretax losses in 2017 combined with significant nondeductible expenses (primarily, compensation and goodwill impairment) and the 2017 HIF moratorium as described above in “Health Plans—Health Insurer Fee (HIF) Revenue and Expenses.”

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

Molina Healthcare, Inc. 2017 Form 10-Q | 51

cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board-approved investment policies that conform to applicable state laws and regulations.
Our investments are classified as current assets, except for our held-to-maturity restricted investments, which are classified as non-current assets, and which are not included in the totals below. Our held-to-maturity restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

Investment income increased to $22 million for the six months ended June 30, 2017, compared with $16 million for the six months ended June 30, 2016, primarily due to the increase in invested assets.
MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2017, the fair value of our fixed income investments would decrease by approximately $27 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. As of June 30, 2017, no amounts were outstanding under the Credit Facility.

Molina Healthcare, Inc. 2017 Form 10-Q | 52

LIQUIDITY
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Six Months Ended June 30,
	2017	2016	Change
	(In millions)
Net cash provided by operating activities	$672	$278	$394
Net cash used in investing activities	(845)	(273)	(572)
Net cash provided by financing activities	333	11	322
Net increase in cash and cash equivalents	$160	$16	$144
Operating Activities
Cash provided by operating activities increased $394 million in the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The change in net (loss) income, plus the effect of adjustments to reconcile net loss to net cash provided by operating activities, reduced cash provided by operating activities by $195 million. This change was more than offset by the aggregate of the following changes:
Receivables and deferred revenue. In 2017, the aggregate change in receivables and deferred revenue increased cash flows from operations by $470 million. Cash flows from operations in each period were impacted by the timing of premium revenues receipts. In general, state or federal payors may delay our premium payments, which we record as a receivable, or they may prepay the following month’s premium payment, which we record as deferred revenue. We typically receive capitation payments monthly; however, state or federal payors may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in a any given period. In 2017, the year-over-year effect of the timing of premiums received at our California, Florida, Michigan, Ohio, Texas and Washington health plans positively impacted our cash flows from operating activities.
Amounts due government agencies. In 2017, the change in amounts due government agencies increased cash flows from operations by $133 million, due primarily to additional accruals for ACA Marketplace risk transfer payments.
Accounts payable and accrued liabilities. In 2017, the change in accounts payable and accrued liabilities decreased cash flows from operations by $165 million. In 2016, accounts payable and accrued liabilities increased $147 million, primarily due to the HIF payable at June 30, 2016. As of June 30, 2017, there is no comparable accrual because of the HIF moratorium.
Investing Activities
Net cash used in investing activities increased $572 million in the six months ended June 30, 2017 compared with the six months ended June 30, 2016, primarily due to higher purchases of investments, net of sales and maturities, in the current year.
Financing Activities
Net cash provided by financing activities increased $322 million in the six months ended June 30, 2017 compared with the six months ended June 30, 2016, due to proceeds received from the 4.875% Notes offering.

FINANCIAL CONDITION
We believe that our cash resources, combined with borrowing capacity available under our Credit Facility, as discussed further below in “Future Sources and Uses of Liquidity — Sources”, and internally generated funds will be sufficient to support costs under the Restructuring Plan, operations, regulatory requirements, and capital expenditures for at least the next 12 months.
On a consolidated basis, at June 30, 2017, our working capital was $1,376 million, compared with $1,418 million at December 31, 2016. At June 30, 2017, our cash and investments amounted to $5,616 million, compared with $4,689 million at December 31, 2016.
Debt Ratings. Our 5.375% Notes are rated “BB” by Standard & Poor’s, and “Ba3” by Moody’s Investor Service, Inc. A significant downgrade in our ratings could adversely affect our borrowing capacity and costs.

Molina Healthcare, Inc. 2017 Form 10-Q | 53

Financial Covenants. Our Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio, as follows:

Credit Facility Financial Covenants	Required Per Agreement	As of June 30, 2017

Net leverage ratio	<4.0x	3.3x
Interest coverage ratio	>3.5x	4.5x
In addition, the terms of our 4.875% Notes, 5.375% Notes and each of the 1.125% and 1.625% Convertible Notes contain cross-default provisions with the Credit Facility that are triggered upon an event of default under the Credit Facility, and when borrowings under the Credit Facility equal or exceed certain amounts as defined in the related indentures. As of June 30, 2017, we were in compliance with all covenants under the Credit Facility.
FUTURE SOURCES AND USES OF LIQUIDITY
Sources
Our Health Plans segment regulated subsidiaries generate significant cash flows from premium revenue, which we generally receive a short time before we pay for the related health care services. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. In the six months ended June 30, 2017 and 2016, we received $120 million and $50 million, respectively, in dividends from our regulated health plan subsidiaries. See further discussion in Notes to Consolidated Financial Statements, Note 13, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
Restructuring Plan. In total, we estimate that the Restructuring Plan will reduce annualized run-rate expenses by approximately $300 million to $400 million upon its completion in late 2018. $200 million of these run-rate reductions, which are a result of staff reductions, will be in place by December 2017, and therefore will fully contribute to our 2018 results. Since the close of the second quarter, we have already achieved $55 million of our annualized run-rate reduction target as a result of staff reductions taken on July 27th. All savings targets discussed in regards to the Restructuring Plan represent annualized run-rate savings that we expect to achieve during the year following the indicated implementation date. One-time costs associated with the Restructuring Plan are expected to exceed the benefits realized in 2017 due to the upfront payment of implementation costs and the delayed benefit of full savings until the beginning of 2018. We expect the cost savings to reduce both “General and administrative expenses” and “Medical care costs” reported on our consolidated statements of operations.
The following table illustrates our estimates of run-rate savings associated with the Restructuring Plan. Such savings will be offset, through the end of 2018, by the costs noted below in “Future Sources and Uses of Liquidity—Uses.” Following 2018, the savings will be offset by approximately $20 million in run-rate expenses resulting from the implementation of Restructuring Plan initiatives.

Estimated Savings Expected to be Realized by Reportable Segment	Health Plans	Other	Total
	(In millions)
General and administrative expenses	$50	$120 to $140	$170 to $190
Medical care costs	$110 to $190	$20	$130 to $210
	$160 to $240	$140 to $160	$300 to $400
Credit Facility. Refer to Notes to Consolidated Financial Statements, Note 7, “Debt,” for a detailed discussion of our Credit Facility. We intend to borrow approximately $300 million under the Credit Facility in early August 2017.
4.875% Notes. The 4.875% Notes contain a limitation on the use of proceeds which required us to deposit the net proceeds from their issuance into a segregated deposit account, a current asset reported as “Restricted investments” in our consolidated balance sheets. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
Shelf Registration Statement. We have a shelf registration statement on file with the Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more

Molina Healthcare, Inc. 2017 Form 10-Q | 54

offerings. Specific information regarding the terms and securities being offered will be provided at the time of an offering. Proceeds from future offerings are expected to be used for general corporate purposes, including, but not limited to, the repayment of debt, investments in or extensions of credit to our subsidiaries and the financing of possible acquisitions or business expansion.
Uses
Restructuring. We estimate that total pre-tax costs associated with the Restructuring Plan will be approximately $130 million to $150 million for the second half of 2017, with an additional $40 million to be incurred in 2018. The costs we incur associated with the Restructuring Plan will be reported in “Restructuring and separation costs” in our consolidated statements of operations.

Estimated Costs Expected to be Incurred by Reportable Segment	Health Plans	Other	Total
(In millions)
Separation costs–one-time benefit arrangement for a workforce reduction	$25 to $30	$35 to $40	$60 to $70
Other restructuring costs	$55 to $60	$55 to $60	$110 to $120
	$80 to $90	$90 to $100	$170 to $190
Regulatory Capital Requirements and Dividend Restrictions. For more information on our regulatory capital requirements and dividend restrictions, refer to Notes to Consolidated Financial Statements, Note 13, “Commitments and Contingencies.”
States’ Budgets. From time to time the states in which our health plans operate may experience financial difficulties, which could lead to delays in premium payments. Until July 4, 2017, the state of Illinois operated without a budget for its current fiscal year. As of June 30, 2017, our Illinois health plan served approximately 163,000 members, and recognized premium revenue of approximately $310 million in the first half of 2017. As of July 28, 2017, the state of Illinois owed us approximately $116 million for certain March, April, May and June 2017 premiums.
On May 3, 2017, Puerto Rico’s financial oversight board filed for a form of bankruptcy in the U.S. District Court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection. To the extent such bankruptcy results in our failure to receive payment of amounts due under our Medicaid contract with the Commonwealth or the inability of the Commonwealth to extend our Medicaid contract at the end of its current term, such bankruptcy could have a material adverse effect on our business, financial condition, cash flows, or results of operations. As of June 30, 2017, the plan served approximately 322,000 members and recorded premium revenue of approximately $362 million in the first half of 2017. As of July 28, 2017, the Commonwealth was current with its premium payments.
Convertible Notes. We have outstanding $550 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020, unless earlier repurchased or converted. We refer to these notes as our 1.125% Convertible Notes. We also have outstanding $302 million aggregate principal amount of 1.625% convertible senior notes due August 14, 2044, unless earlier repurchased, redeemed, or converted. We refer to these notes as our 1.625% Convertible Notes. We refer to the 1.125% Convertible Notes and 1.625% Convertible Notes collectively as the Convertible Notes. The 1.125% Convertible Notes are convertible entirely to cash, and the 1.625% Convertible Notes are convertible partially to cash, each prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger.
The stock price trigger for the 1.125% Convertible Notes is $53.00 per share. The 1.125% Convertible Notes met this trigger in the quarter ended June 30, 2017; therefore, they are convertible into cash and are reported in current portion of long-term debt as of June 30, 2017.
The stock price trigger for the 1.625% Convertible Notes is $75.51 per share. The 1.625% Convertible Notes did not meet this stock price trigger in the quarter ended June 30, 2017. On contractually specified dates beginning in 2018, holders of the 1.625% Convertible Notes may require us to repurchase some or all of such notes. In addition, beginning May 15, 2018 until August 19, 2018, holders may convert some or all of the 1.625% Convertible Notes. Because of this conversion feature, the 1.625% Convertible Notes are reported in current portion of long-term debt as of June 30, 2017. As noted above, because the proceeds from the 4.875% Notes are initially restricted to payments upon conversion or redemption of the 1.625% Convertible Notes, such restricted investments are also classified as current in the accompanying consolidated balance sheets.

Molina Healthcare, Inc. 2017 Form 10-Q | 55

For economic reasons related to the trading market for our Convertible Notes, we believe that the amount of the notes that may be converted over the next twelve months, if any, will not be significant. However, if the trading market for our Convertible Notes becomes closed or restricted due to market turmoil or other reasons such that the notes cannot be traded, or if the trading price of our Convertible Notes, which normally trade at a marginal premium to the underlying composite stock-and-interest economic value, no longer includes that marginal premium, holders of our Convertible Notes may elect to convert the notes to cash.
We currently have sufficient available cash, combined with borrowing capacity available under our Credit Facility, to fund such conversions.

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2016, was disclosed in our 2016 Annual Report on Form 10-K. There were no material changes to this previously filed information outside the ordinary course of business during the six months ended June 30, 2017. For additional information regarding our long-term debt, including maturity dates, refer to Notes to Consolidated Financial Statements, Note 7, “Debt.”
CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Health Plans segment medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the six months ended June 30, 2017, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

•
Molina Medicaid Solutions segment revenue and cost recognition. There have been no significant changes during the six months ended June 30, 2017, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

•
Goodwill and intangible assets, net. Please refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies,” regarding our adoption of Accounting Standards Update No. 2017-04 as of June 30, 2017, which has simplified the test for goodwill impairment. We recorded impairment charges of $61 million for goodwill and $11 million for intangible assets, or $72 million in the aggregate, reported in the accompanying consolidated statements of operations as “Impairment losses.” At June 30, 2017, goodwill and intangible assets, net, represented approximately 8% of total assets and 44% of total stockholders’ equity, compared with 10% and 46%, respectively, at December 31, 2016. Refer to Notes to Consolidated Financial Statements, Note 10, “Impairment Losses.”

Molina Healthcare, Inc. 2017 Form 10-Q | 56

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net (loss) income	$(230)	$33	$(153)	$57
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	44	39	90	76
Interest expense	27	25	53	50
Income tax (benefit) expense	(84)	47	(30)	87
EBITDA*	$(243)	$144	$(40)	$270
ADJUSTED NET (LOSS) INCOME* AND ADJUSTED NET (LOSS) INCOME PER SHARE*
We believe that adjusted net (loss) income* and adjusted net (loss) income per diluted share* are helpful in assessing our financial performance exclusive of the non-cash impact of the amortization of purchased intangibles. The following table reconciles net income, which we believe to be the most comparable GAAP measure, to adjusted net (loss) income*.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	(In millions, except diluted per-share amounts)
Net (loss) income	$(230)	$(4.10)	$33	$0.58	$(153)	$(2.74)	$57	$1.01
Adjustment:
Amortization of intangible assets	8	0.14	8	0.14	17	0.30	15	0.27
Income tax effect (1)	(3)	(0.05)	(3)	(0.05)	(6)	(0.11)	(5)	(0.10)
Amortization of intangible assets, net of tax effect	5	0.09	5	0.09	11	0.19	10	0.17
Adjusted net (loss) income*	$(225)	$(4.01)	$38	$0.67	$(142)	$(2.55)	$67	$1.18
__________________________

(1)	Income tax effect of adjustments calculated at the blended federal and state statutory tax rate of 37%.

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

Molina Healthcare, Inc. 2017 Form 10-Q | 57

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
Changes in Internal Control Over Financial Reporting: Except as described above, management did not identify any change in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Molina Healthcare, Inc. 2017 Form 10-Q | 58

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 13, “Commitments and Contingencies.”

RISK FACTORS
Certain risk factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations, and you should carefully consider them. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. The risk factors described herein, and in our 2016 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, or results of operations.
The Restructuring Plan may be disruptive, and we may not fully realize the anticipated benefits.

As discussed herein, we recently initiated a comprehensive Restructuring Plan to improve our profitability and operational efficiency. As part of that Restructuring Plan, we are re-designing core operating processes such as provider payment, utilization management, quality monitoring and improvement, and information technology. We are also streamlining our organization structure, including eliminating redundant layers of management. Finally, we are reducing our workforce by approximately 10%, or 1,400 full-time-equivalent positions. While we expect to benefit from the implementation of the Restructuring Plan, estimates of cost savings are inherently uncertain, and we may not be able to achieve these cost savings, or the expected operating efficiencies, within the periods we have projected, or at all. Restructuring activities may also result in a loss of continuity or institutional knowledge, inefficiency, depressed employee morale, and litigation during transitional periods and thereafter. Internal restructurings can also require a significant amount of time and focus from management and other employees, which may divert attention from our ongoing business operations. In addition, our implementation of the Restructuring Plan will require significant upfront costs. Our estimate of the costs necessary to achieve the cost savings we have identified may prove to be inaccurate, and any increase in such costs may affect our ability to achieve our anticipated cost savings within the period we have projected, or at all. If the Restructuring Plan fails to achieve all of the anticipated benefits, our business, financial condition, cash flows, or results of operations could be materially and adversely affected.

An impairment charge with respect to our recorded goodwill, or our finite-lived intangible assets, could have a material impact on our financial results.

As of December 31, 2016, the carrying amounts of goodwill and intangible assets, net, amounted to $620 million, and $140 million, respectively. Intangible assets are amortized generally on a straight-line basis over their estimated useful lives. For the reasons described below, as of June 30, 2017 the carrying amounts of goodwill and intangible assets, net, had declined to $559 million, and $112 million, respectively.

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

In the discounted cash flow analyses, we must make assumptions about a wide variety of internal and external factors, and consider the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date. Significant assumptions include financial projections of free

Molina Healthcare, Inc. 2017 Form 10-Q | 59

cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods, and discount rates. If these assumptions differ from actual results, the outcome of our impairment tests could be adversely affected.

Based on our impairment tests, we recorded $72 million in non-cash impairment losses for goodwill and intangibles, primarily relating to our Pathways subsidiary. In the course of developing our restructuring and profitability improvement plan, we determined that future benefits to be derived from Pathways (including integration with our health plans) will be less than previously anticipated.

We cannot accurately predict the amount and timing of any future impairment charges.  Additional events could occur that would cause us to further revise our estimates and assumptions used in analyzing the value of our goodwill, and intangible assets, net. For example, if the responsive bid of one or more of our health plans is not successful, we will lose our Medicaid contract in the applicable state or states. If such state health plans have recorded goodwill and intangible assets, net, the contract loss could result in a non-cash impairment charge. Additionally, if we are unable to procure new state MMIS contracts, the outcome of our goodwill impairment tests could be adversely affected and result in a non-cash impairment charge. Such a non-cash impairment charge could have a material adverse impact on our financial results.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the quarter ended June 30, 2017, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Authorized to Be Purchased Under the Plans or Programs
April 1 - April 30	12,389	$45.60	—	$—
May 1 - May 31	223,661	$62.45	—	$—
June 1 - June 30	—	$—	—	$—
Total	236,050	$61.56	—
_______________________

(1)	During the three months ended June 30, 2017, we withheld 236,050 shares of common stock under our 2011 Equity Incentive Plan to settle employee income tax obligations.

Molina Healthcare, Inc. 2017 Form 10-Q | 60

INDEX TO EXHIBITS

Exhibit No.	Title

4.1
Indenture, dated June 6, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee. Filed as Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017.

4.2	Form of 4.875% Senior Notes due 2025. Included in Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017.

4.3	Form of Guarantees in connection with Indenture dated June 6, 2017. Included in Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017.

10.1
Third Amendment to Credit Agreement dated as of May 19, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, in its capacities as Administrative Agent, Issuing Bank and Swingline Lender. Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 22, 2017.

10.2	Amended and Restated Employment Agreement with Joseph W. White, dated June 5, 2017, and effective as of May 2, 2017. Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 7, 2017.

10.3	Waiver and Release Agreement, dated June 24, 2017, by and between J. Mario Molina and Molina Healthcare, Inc. Filed as Exhibit 10. 1 to registrant’s Form 8-K filed June 28, 2017.

10.4	Waiver and Release Agreement, dated June 26, 2017, by and between John Molina and Molina Healthcare, Inc. Filed as Exhibit 10.2 to registrant’s Form 8-K filed June 28, 2017.

10.5
Purchase Agreement, dated May 22, 2017, by and among the Company, the guarantors party thereto and SunTrust Robinson Humphrey, Inc., as representative of the several initial purchasers named in Schedule A thereto. Filed as Exhibit 1.1 to registrant’s Form 8-K filed May 23, 2017.

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

Molina Healthcare, Inc. 2017 Form 10-Q | 61

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	August 2, 2017	/s/ JOSEPH W. WHITE
Joseph W. White
Interim Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2017	/s/ JOSEPH W. WHITE
Joseph W. White
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Molina Healthcare, Inc. 2017 Form 10-Q | 62