Form 10-Q
period 2017-09-30
MOLINA HEALTHCARE INC
filed 2017-11-07
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 27, 2017, was approximately 57,094,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2017

CROSS-REFERENCE INDEX

FINANCIAL STATEMENTS
MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per-share data) (Unaudited)
Revenue:
Premium revenue	$4,777	$4,191	$14,165	$12,215
Service revenue	130	133	390	408
Premium tax revenue	106	127	331	345
Health insurer fee revenue	—	85	—	251
Investment income and other revenue	18	10	48	29
Total revenue	5,031	4,546	14,934	13,248
Operating expenses:
Medical care costs	4,220	3,748	12,822	10,930
Cost of service revenue	123	119	369	362
General and administrative expenses	383	343	1,227	1,034
Premium tax expenses	106	127	331	345
Health insurer fee expenses	—	55	—	163
Depreciation and amortization	33	36	109	102
Impairment losses	129	—	201	—
Restructuring and separation costs	118	—	161	—
Total operating expenses	5,112	4,428	15,220	12,936
Operating (loss) income	(81)	118	(286)	312
Other expenses, net:
Interest expense	32	26	85	76
Other income, net	—	—	(75)	—
Total other expenses, net	32	26	10	76
(Loss) income before income tax (benefit) expense	(113)	92	(296)	236
Income tax (benefit) expense	(16)	50	(46)	137
Net (loss) income	$(97)	$42	$(250)	$99

Net (loss) income per share:
Basic	$(1.70)	$0.77	$(4.44)	$1.79
Diluted	$(1.70)	$0.76	$(4.44)	$1.77
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in millions) (Unaudited)
Net (loss) income	$(97)	$42	$(250)	$99
Other comprehensive income:
Unrealized investment gain (loss)	1	(3)	2	10
Less: effect of income taxes	1	(2)	1	3
Other comprehensive (loss) income, net of tax	—	(1)	1	7
Comprehensive (loss) income	$(97)	$41	$(249)	$106
See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-Q | 3

MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Amounts in millions, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,934	$2,819
Investments	1,787	1,758
Restricted investments	326	—
Receivables	1,002	974
Income taxes refundable	60	39
Prepaid expenses and other current assets	174	131
Derivative asset	425	267
Total current assets	7,708	5,988
Property, equipment, and capitalized software, net	397	454
Deferred contract costs	97	86
Intangible assets, net	101	140
Goodwill	430	620
Restricted investments	117	110
Deferred income taxes	62	10
Other assets	42	41
	$8,954	$7,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$2,478	$1,929
Amounts due government agencies	1,324	1,202
Accounts payable and accrued liabilities	485	385
Deferred revenue	468	315
Current portion of long-term debt	782	472
Derivative liability	425	267
Total current liabilities	5,962	4,570
Long-term debt	1,317	975
Lease financing obligations	198	198
Deferred income taxes	—	15
Other long-term liabilities	48	42
Total liabilities	7,525	5,800

Stockholders’ equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding: 57 shares at September 30, 2017 and at December 31, 2016	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	870	841
Accumulated other comprehensive loss	(1)	(2)
Retained earnings	560	810
Total stockholders’ equity	1,429	1,649
	$8,954	$7,449
See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-Q | 4

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(Amounts in millions) (Unaudited)
Operating activities:
Net (loss) income	$(250)	$99
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	139	135
Impairment losses	201	—
Deferred income taxes	(68)	20
Share-based compensation, including accelerated share-based compensation	38	24
Non-cash restructuring charges	49	—
Amortization of convertible senior notes and lease financing obligations	24	23
Other, net	13	14
Changes in operating assets and liabilities:
Receivables	(28)	(427)
Prepaid expenses and other assets	(53)	(116)
Medical claims and benefits payable	549	168
Amounts due government agencies	122	503
Accounts payable and accrued liabilities	90	1
Deferred revenue	153	157
Income taxes	(22)	32
Net cash provided by operating activities	957	633
Investing activities:
Purchases of investments	(1,896)	(1,444)
Proceeds from sales and maturities of investments	1,538	1,512
Purchases of property, equipment and capitalized software	(85)	(143)
(Increase) decrease in restricted investments held-to-maturity	(10)	4
Net cash paid in business combinations	—	(48)
Other, net	(21)	(12)
Net cash used in investing activities	(474)	(131)
Financing activities:
Proceeds from senior notes offering, net of issuance costs	325	—
Proceeds from borrowings under credit facility	300	—
Proceeds from employee stock plans	11	10
Other, net	(4)	1
Net cash provided by financing activities	632	11
Net increase in cash and cash equivalents	1,115	513
Cash and cash equivalents at beginning of period	2,819	2,329
Cash and cash equivalents at end of period	$3,934	$2,842

Molina Healthcare, Inc. 2017 Form 10-Q | 5

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended September 30,
	2017	2016
	(Amounts in millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(21)	$(8)

Details of change in fair value of derivatives, net:
Gain (loss) on 1.125% Call Option	$158	$(60)
(Loss) gain on 1.125% Conversion Option	(158)	60
Change in fair value of derivatives, net	$—	$—

Details of business combinations:
Fair value of assets acquired	$—	$(186)
Fair value of liabilities assumed	—	28
Purchase price amounts accrued/received	—	8
Reversal of amounts advanced to sellers in prior year	—	102
Net cash paid in business combinations	$—	$(48)
See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017

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
The Health Plans segment consists of health plans operating in 12 states and the Commonwealth of Puerto Rico. As of September 30, 2017, these health plans served approximately 4.5 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO).
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
Recent Developments — Health Plans Segment
Illinois Health Plan. In August 2017, Molina Healthcare of Illinois, Inc. was awarded a statewide Medicaid managed care contract by the Illinois Department of Healthcare and Family Services. This Medicaid contract further integrates behavioral health and physical health by combining the State’s three current managed care programs into one program. The contract begins January 1, 2018, for four years with options to renew annually for up to four additional years.
Mississippi Health Plan. In June 2017, Molina Healthcare of Mississippi, Inc. was awarded a Medicaid Coordinated Care Contract for the statewide administration of the Mississippi Coordinated Access Network (MississippiCAN). The operational start date for the program is currently scheduled for October 1, 2018, pending the completion of a readiness review. The initial term of the contract is through June 2020, with options to renew annually for up to two additional years.
Washington Health Plan. In May 2017, Molina Healthcare of Washington, Inc. was selected by the Washington State Health Care Authority to negotiate and enter into managed care contracts for the North Central region of the state’s Apple Health Integrated Managed Care Program. The start date for the new contract is scheduled for January 1, 2018.
Terminated Medicare Acquisition. In August 2016, we entered into agreements with each of Aetna Inc. and Humana Inc. to acquire certain assets related to their Medicare Advantage business. The transaction was subject to closing

Molina Healthcare, Inc. 2017 Form 10-Q | 7

conditions including the completion of the proposed acquisition of Humana by Aetna (the Aetna-Humana Merger). In January 2017, the U.S. District Court for the District of Columbia granted the request for relief made by the U.S. Department of Justice in its civil antitrust lawsuit against Aetna and Humana, to prohibit the Aetna-Humana Merger. In February 2017, our agreements with each of Aetna and Humana were terminated by the parties pursuant to the terms of the agreements. Under the termination agreements, we received an aggregate termination fee of $75 million from Aetna and Humana in the first quarter of 2017, which is reported in “Other income, net” in the accompanying consolidated statements of operations.
New York Health Plan. In August 2016, we closed on our acquisition of the outstanding equity interests of Today’s Options of New York, Inc., which now operates as Molina Healthcare of New York, Inc. The purchase price allocation was completed, and the final purchase price adjustments were recorded, in the first quarter of 2017. Such adjustments were insignificant, and the final cash purchase price was $38 million.
Impairment Losses
Molina Medicaid Solutions segment. In the third quarter of 2017, we recorded a non-cash goodwill impairment loss of $28 million. See Note 10, “Impairment Losses.”
Other segment. In the third quarter of 2017, we recorded a non-cash goodwill impairment loss of $101 million for our Pathways subsidiary. In the second quarter of 2017, we recorded non-cash goodwill and intangible assets impairment losses of $72 million, primarily for our Pathways subsidiary. See Note 10, “Impairment Losses.”
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
Medical Cost Floors (Minimums), and Medical Cost Corridors: A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $119 million and $272 million at September 30, 2017 and December 31, 2016, respectively, to “Amounts due government agencies.” Approximately $82 million and $244 million of the liability accrued at September 30, 2017 and December 31, 2016, respectively, relates to our participation in Medicaid Expansion programs.

Molina Healthcare, Inc. 2017 Form 10-Q | 8

In certain circumstances, our health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Receivables relating to such provisions were insignificant at September 30, 2017 and December 31, 2016.
Profit Sharing and Profit Ceiling: Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Liabilities for profits in excess of the amount we are allowed to retain under these provisions were insignificant at September 30, 2017 and December 31, 2016.
Retroactive Premium Adjustments: State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, rather than in the months of service to which the retroactive adjustment applies.
Medicare
Risk Adjustment: Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (measured as a member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and the Centers for Medicare & Medicaid Services (CMS) practices. Consolidated balance sheet amounts related to anticipated Medicare risk adjustment premiums and Medicare Part D settlements were insignificant at September 30, 2017 and December 31, 2016.
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

	September 30, 2017			December 31, 2016
	Current Benefit Year	Prior Benefit Years	Total

	(In millions)
Risk adjustment	$(655)	$—	$(655)	$(522)
Reinsurance	—	10	10	55
Risk corridor	—	—	—	(1)
Minimum MLR	(27)	—	(27)	(1)

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

•
Risk corridor: This program was intended to limit gains and losses of insurers by comparing allowable costs to a target amount as defined by CMS, and ended December 31, 2016; all outstanding balances were settled as of September 30, 2017.

Molina Healthcare, Inc. 2017 Form 10-Q | 9

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
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of September 30, 2017 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Maximum available quality incentive premium - current period	$36	$33	$113	$114
Quality incentive premium revenue recognized in current period:
Earned current period	$24	$26	$72	$80
Earned prior periods	3	—	9	54
Total	$27	$26	$81	134

Quality incentive premium revenue recognized as a percentage of total premium revenue	0.6%	0.6%	0.6%	1.1%
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
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our medical care policies to identify groups of contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future premiums and investment income, a premium deficiency reserve is recognized. We assume a full-year CSR reconciliation (see further information below) in the premium deficiency reserve calculation for the Marketplace program. We recorded a premium deficiency reserve to “Medical claims and benefits payable” on our accompanying consolidated balance sheets relating to our Marketplace program of $30 million as of December 31, 2016, which increased to $100 million as of June 30, 2017, and then decreased to $70 million as of September 30, 2017. If a nine-month CSR reconciliation had been included in the computation rather than a full year, the premium deficiency reserve would have increased by $55 million, to $125 million as of September 30, 2017. The theoretical $55 million increase to the premium deficiency reserve is less than the potential fourth quarter 2017 impact described below, or $85 million, because such adjustment only recognizes the potential CSR impact to the extent it would have created a deficiency in premiums at September 30, 2017.

Molina Healthcare, Inc. 2017 Form 10-Q | 10

Marketplace Cost Share Reduction (CSR) Update
Our third quarter results do not include any potential impact from the October 12, 2017, direction to Centers for Medicare and Medicaid Services (CMS) from Acting Department of Health and Human Services Secretary Hargan to cease payment of Marketplace CSR subsidies. At September 30, 2017, we had a total of approximately $220 million in excess CSR subsidies, recorded as a payable to CMS. This payable represents the extent to which payments received by us from CMS exceeded our estimate of the actual cost of member subsidies incurred by us through September 30, 2017.
We expect to incur approximately $85 million in unreimbursed expense associated with the cessation of CSR subsidies in the fourth quarter of 2017. It has been the practice of CMS to perform a reconciliation on an annual basis of CSR subsidies paid to all health plans against the actual costs incurred by the health plans. Were such a reconciliation to be performed for the full calendar year of 2017—consistent with past practice—we would be able to offset nearly all of the $85 million expense incurred in the fourth quarter against the excess amounts received prior to September 30, 2017. However, should CMS transition to a nine month reconciliation period ending September 30, 2017—the last month for which CSR subsidies have been paid—the absence of CSR subsidy reimbursement would reduce income before income tax expense by approximately $85 million in the fourth quarter of 2017.
Recent Accounting Pronouncements
Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment loss. Instead, an impairment loss is measured as the excess of the carrying amount of the reporting unit, including goodwill, over the fair value of the reporting unit. ASU 2017-04 is effective beginning January 1, 2020; we early adopted ASU 2017-04 as of June 30, 2017, in connection with the interim assessment of our Pathways subsidiary. See further discussion at Note 10, “Impairment Losses.”
Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which will require us to include in our consolidated statements of cash flows the balances of cash, cash equivalents, restricted cash and restricted cash equivalents. When these items are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented in the statement of cash flows. ASU 2016-18 is effective beginning January 1, 2018; early adoption is permitted. We are currently evaluating the changes that will be required in our consolidated statements of cash flows.
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
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as modified by ASU 2017-03, Transition and Open Effective Date Information. Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. ASU 2016-02 is effective for us beginning January 1, 2019, and must be adopted using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Under this guidance, we will record assets and liabilities relating primarily to our long-term office leases. We are evaluating the effect to our consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). We intend to adopt this standard and the related modifications on January 1, 2018, using the modified retrospective approach. Under this approach, the cumulative effect of initially applying the guidance will be reflected as an adjustment to beginning retained earnings.

Molina Healthcare, Inc. 2017 Form 10-Q | 11

We have determined that the insurance contracts of our Health Plans segment, which segment constitutes the vast majority of our operations, are excluded from the scope of Topic 606 because the recognition of revenue under these contracts is dictated by other accounting standards governing insurance contracts.
For our Molina Medicaid Solutions segment, we have reevaluated our earlier assessment and determined that revenue for contracts that include design, development and implementation of Medicaid managed care systems shall be deferred until the system ‘go-live’ date, and then generally recognized on a straight-line basis over the hosting period. This approach is consistent with the FASB/IASB Joint Transition Resource Group for Revenue Recognition view for entities that provide software as a service solution, and similar to our historical revenue recognition methodology. We are continuing to evaluate the existence of customers’ rights with regard to renewal options and whether such rights may constitute separate performance obligations. We expect that cost of service revenue will generally be recognized in a manner consistent with the corresponding revenue recognition.
We believe the cumulative adjustment to retained earnings associated with the adoption of Topic 606 effective January 1, 2018, will be insignificant for both our Molina Medicaid Solutions and Other segments.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (SEC) did not have, or are not believed by management to have, a significant impact on our present or future consolidated financial statements.

3. Net (Loss) Income per Share
The following table sets forth the calculation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except net income per share)
Numerator:
Net (loss) income	$(97)	$42	$(250)	$99
Denominator:
Denominator for basic net (loss) income per share	57	56	56	55
Effect of dilutive securities:
1.125% Warrants (1)	—	—	—	1
Denominator for diluted net (loss) income per share	57	56	56	56

Net (loss) income per share: (2)
Basic	$(1.70)	$0.77	$(4.44)	$1.79
Diluted	$(1.70)	$0.76	$(4.44)	$1.77

Potentially dilutive common shares excluded from calculations:
1.125% Warrants (1)	2	—	2	—
1.625% Notes (1)	1	—	—	—
______________________________

(1)
For more information regarding the 1.125% Warrants, refer to Note 9, “Stockholders' Equity.” For more information regarding the 1.625% Notes, refer to Note 7, “Debt.” The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Potentially dilutive common shares were not included in the computation of diluted net loss per share in the three and nine months ended September 30, 2017, because to do so would have been anti-dilutive.

(2)	Source data for calculations in thousands.
4. Fair Value Measurements
We consider the carrying amounts of cash, cash equivalents and other current assets and current liabilities (not including derivatives and the current portion of long-term debt) to approximate their fair values because of the

Molina Healthcare, Inc. 2017 Form 10-Q | 12

relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions that we use to a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, see Note 5, “Fair Value Measurements,” in our 2016 Annual Report on Form 10-K.
Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of September 30, 2017, included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 8, “Derivatives,” the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the nine months ended September 30, 2017.
Our financial instruments measured at fair value on a recurring basis at September 30, 2017, were as follows:

	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,162	$—	$1,162	$—
Government-sponsored enterprise securities (GSEs)	220	220	—	—
Municipal securities	131	—	131	—
Asset-backed securities	125	—	125	—
U.S. treasury notes	121	121	—	—
Certificates of deposit	28	—	28	—
Subtotal - current investments	1,787	341	1,446	—
Corporate debt securities	229	—	229	—
U.S. treasury notes	97	97	—	—
Subtotal - current restricted investments	326	97	229	—
1.125% Call Option derivative asset	425	—	—	425
Total assets	$2,538	$438	$1,675	$425

1.125% Conversion Option derivative liability	$425	$—	$—	$425
Total liabilities	$425	$—	$—	$425

Molina Healthcare, Inc. 2017 Form 10-Q | 13

Our financial instruments measured at fair value on a recurring basis at December 31, 2016, were as follows:

	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,179	$—	$1,179	$—
GSEs	231	231	—	—
Municipal securities	142	—	142	—
Asset-backed securities	69	—	69	—
U.S. treasury notes	84	84	—	—
Certificates of deposit	53	—	53	—
Subtotal - current investments	1,758	315	1,443	—
1.125% Call Option derivative asset	267	—	—	267
Total assets	$2,025	$315	$1,443	$267

1.125% Conversion Option derivative liability	$267	$—	$—	$267
Total liabilities	$267	$—	$—	$267
There were no current restricted investments as of December 31, 2016.
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets. The carrying amount and estimated fair value of the amount due under our Credit Facility is classified as a Level 3 financial instrument, because certain inputs used to determine its fair value are not observable. As of September 30, 2017, the carrying value of the amount due under the Credit Facility approximates it fair value because of the recency of this borrowing during the third quarter of 2017.

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
5.375% Notes	$692	$726	$691	$714
1.125% Convertible Notes	489	927	471	792
4.875% Notes	325	324	—	—
Credit Facility	300	300	—	—
1.625% Convertible Notes	292	373	284	344
	$2,098	$2,650	$1,446	$1,850

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

Molina Healthcare, Inc. 2017 Form 10-Q | 14

The following tables summarize our investments as of the dates indicated:

	September 30, 2017
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,162	$1	$1	$1,162
GSEs	221	—	1	220
Municipal securities	132	—	1	131
Asset-backed securities	125	—	—	125
U.S. treasury notes	121	—	—	121
Certificates of deposit	28	—	—	28
Subtotal - current investments	1,789	1	3	1,787
Corporate debt securities	229	—	—	229
U.S. treasury notes	97	—	—	97
Subtotal - current restricted investments	326	—	—	326
	$2,115	$1	$3	$2,113

	December 31, 2016
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,180	$1	$2	$1,179
GSEs	232	—	1	231
Municipal securities	143	—	1	142
Asset-backed securities	69	—	—	69
U.S. treasury notes	84	—	—	84
Certificates of deposit	53	—	—	53
	$1,761	$1	$4	$1,758
There were no current restricted investments as of December 31, 2016.
The contractual maturities of our available-for-sale investments as of September 30, 2017 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$1,154	$1,153
Due after one year through five years	944	943
Due after five years through ten years	17	17
	$2,115	$2,113
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three and nine months ended September 30, 2017 and 2016 were insignificant.
We have determined that unrealized losses at September 30, 2017 and December 31, 2016, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.

Molina Healthcare, Inc. 2017 Form 10-Q | 15

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of September 30, 2017:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$783	$1	314	$—	$—	—
GSEs	—	—	—	58	1	20
Municipal securities	97	1	116	—	—	—
	$880	$2	430	$58	$1	20
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2016:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$542	$2	378	$—	$—	—
GSEs	198	1	73	—	—	—
Municipal securities	101	1	129	—	—	—
	$841	$4	580	$—	$—	—
Held-to-Maturity Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by government authorities primarily in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. The use of these funds is limited as required by regulation in the various states in which we operate, or as needed in the event of insolvency of capitated providers. Therefore, such investments are reported as non-current “Restricted investments” in the accompanying consolidated balance sheets. We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates.
The contractual maturities of our held-to-maturity restricted investments, which are carried at amortized cost, which approximates fair value, as of September 30, 2017 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$100	$100
Due after one year through five years	17	17
	$117	$117

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated:

Molina Healthcare, Inc. 2017 Form 10-Q | 16

	September 30, 2017	December 31, 2016
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,681	$1,352
Pharmacy payable	125	112
Capitation payable	57	37
Other	615	428
	$2,478	$1,929
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of operations. Non-risk provider payables amounted to $403 million and $225 million as of September 30, 2017 and December 31, 2016, respectively.
Reinsurance recoverables of $16 million and $72 million as of September 30, 2017 and 2016, respectively, are included in “Receivables” in the accompanying consolidated balance sheets.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The amounts presented for “Components of medical care costs related to: Prior periods” represent the amounts by which our original estimate of medical claims and benefits payable at the beginning of the period were less (more) than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Nine Months Ended September 30,
	2017	2016
	(Dollars in millions)
Medical claims and benefits payable, beginning balance	$1,929	$1,685
Components of medical care costs related to:
Current period	12,813	11,120
Prior periods	9	(190)
Total medical care costs	12,822	10,930

Change in non-risk provider payables	172	70

Payments for medical care costs related to:
Current period	10,944	9,536
Prior periods	1,501	1,278
Total paid	12,445	10,814
Medical claims and benefits payable, ending balance	$2,478	$1,871
Benefit from prior period as a percentage of:
Balance at beginning of period	(0.5)%	11.3%
Premium revenue, trailing twelve months	—%	1.2%
Medical care costs, trailing twelve months	(0.1)%	1.3%
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

Molina Healthcare, Inc. 2017 Form 10-Q | 17

factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
Prior period development of our estimate as of December 31, 2016, through September 30, 2017, was unfavorable by $9 million, which is substantially less than the favorable prior period development of $190 million we recognized for the same period in the prior year. Further, the unfavorable development through September 30, 2017, was less than the 8% to 10% favorable development we typically expect.
We believe that the most significant uncertainties surrounding our IBNP estimates at September 30, 2017 are as follows:

•
At our Florida health plan, the inventory of unpaid claims increased significantly during the first two quarters of 2017, and then dropped in the third quarter. For this reason, the timing between the dates of service and the dates claims are paid will be impacted, making our liability estimates subject to more than the usual amount of uncertainty.

•
At our Illinois health plan, in 2017 we paid a large number of claims that had previously been denied and were subsequently disputed by providers. We have also established a liability for additional expected claims resulting from provider disputes. This has created some distortion in the claims payment patterns, making our liability estimates subject to more than the usual amount of uncertainty.

•
At our California health plan, we adjusted our inpatient authorization process. As a result, due to the expected increase in authorized inpatient stays, our liability estimates are subject to more than the usual amount of uncertainty.

•
At our Illinois and New York health plans, we implemented a new process for increased quality review of claims payments. While we do not anticipate this new process will impact the percentage of claims paid within the timely turnaround requirements, we believe it will have a minor impact on the timing of some paid claims. For this reason, our liability estimates in these two health plans are subject to more than the usual amount of uncertainty.

•
At our Puerto Rico health plan, Hurricane Maria had a significant impact on both utilization of services and our ability to process claims payments in Puerto Rico. For these reasons, we believe our liability estimates are subject to more than the usual amount of uncertainty.

Molina Healthcare, Inc. 2017 Form 10-Q | 18

7. Debt
Substantially all of our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets (in millions):

	September 30, 2017	December 31, 2016
Current portion of long-term debt:
1.125% Convertible Notes, net of unamortized discount	$494	$477
1.625% Convertible Notes, net of unamortized premium and discount	293	—
Lease financing obligations	1	1
Debt issuance costs	(6)	(6)
	782	472
Non-current portion of long-term debt:
5.375% Notes	700	700
4.875% Notes	330	—
Credit Facility	300	—
1.625% Convertible Notes, net of unamortized premium and discount	—	286
Debt issuance costs	(13)	(11)
	1,317	975
Lease financing obligations	198	198
	$2,297	$1,645
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

Molina Healthcare, Inc. 2017 Form 10-Q | 19

Credit Facility
In January 2017, we entered into an amended unsecured $500 million revolving credit facility (Credit Facility), referred to as the First Amendment. The Credit Facility has a term of five years and all amounts outstanding will be due and payable on January 31, 2022. As of September 30, 2017, $300 million was outstanding under the Credit Facility, and we were in compliance with all financial and non-financial covenants under the Credit Facility. Also as of September 30, 2017, outstanding letters of credit amounting to $6 million reduced our remaining borrowing capacity under the Credit Facility to $194 million.
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
In August 2017, we entered into a fourth amendment to the Credit Facility (the Fourth Amendment). The Fourth Amendment modified the definition of consolidated adjusted EBITDA to permit the add-back of certain restructuring charges and cost savings subject to certain limitations, and modified the definition of the consolidated interest coverage ratio to include, when calculating such ratio, consolidated interest expense “paid in cash” only.
Convertible Senior Notes
We have outstanding $550 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020 (1.125% Convertible Notes), unless earlier repurchased or converted. We also have outstanding $302 million aggregate principal amount of 1.625% convertible senior notes due August 14, 2044 (1.625% Convertible Notes), unless earlier repurchased, redeemed, or converted. The 1.125% Convertible Notes are convertible entirely into cash, and the 1.625% Convertible Notes are convertible partially into cash, each prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger.
The stock price trigger for the 1.125% Convertible Notes is $53.00 per share. The 1.125% Convertible Notes met this trigger in the quarter ended September 30, 2017; therefore, they are convertible into cash and are reported in current portion of long-term debt as of September 30, 2017.
The stock price trigger for the 1.625% Convertible Notes is $75.51 per share. The 1.625% Convertible Notes did not meet this stock price trigger in the quarter ended September 30, 2017. However, on contractually specified dates beginning in 2018, holders of the 1.625% Convertible Notes may require us to repurchase some or all of such notes. In addition, beginning May 15, 2018 until August 19, 2018, holders may convert some or all of the 1.625% Convertible Notes. Because of these put and conversion features, the 1.625% Convertible Notes are reported in current portion of long-term debt as of September 30, 2017. As noted above, because the proceeds from the 4.875% Notes are initially restricted to payments upon conversion or redemption of the 1.625% Convertible Notes, such restricted investments are also classified as current in the accompanying consolidated balance sheets.
Cross-Default Provisions
The terms of our 4.875% Notes, 5.375% Notes and each of the 1.125% and 1.625% Convertible Notes contain cross-default provisions with the Credit Facility that are triggered upon an event of default under the Credit Facility, and when borrowings under the Credit Facility equal or exceed certain amounts as defined in the related indentures.

Molina Healthcare, Inc. 2017 Form 10-Q | 20

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

8. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the accompanying consolidated balance sheets:

	Balance Sheet Location	September 30, 2017	December 31, 2016
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$425	$267
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$425	$267
Our derivative financial instruments do not qualify for hedge treatment; therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations, and reported in “Other income, net.” Gains and losses for our derivative financial instruments are presented individually in the accompanying consolidated statements of cash flows, “Supplemental cash flow information.”
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
As of September 30, 2017, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Convertible Notes may be converted within twelve months of September 30, 2017, as described in Note 7, “Debt.”

9. Stockholders' Equity
Stockholders’ equity decreased $220 million during the nine months ended September 30, 2017 compared with stockholders’ equity at December 31, 2016. The decrease was due primarily to the net loss of $250 million, partially offset by $29 million related to employee stock transactions in the nine months ended September 30, 2017.

Molina Healthcare, Inc. 2017 Form 10-Q | 21

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
Stock Incentive Plans
In connection with our equity incentive plans and employee stock purchase plan, approximately 702,000 shares of common stock vested or were purchased, net of shares used to settle employees’ income tax obligations, during the nine months ended September 30, 2017.
Except as noted below, we record share-based compensation as “General and administrative expenses” in the accompanying consolidated statements of operations. Restricted stock awards (RSAs), performance stock awards (PSAs) and performance stock units (PSUs) activity for the nine months ended September 30, 2017 is summarized below:

	Restricted Stock Awards	Performance Stock Awards	Performance Stock Units	Total	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2016	577,244	345,656	—	922,900	$58.15
Granted	386,273	—	231,100	617,373	57.16
Vested	(391,680)	(260,894)	(139,272)	(791,846)	57.78
Forfeited	(69,346)	—	—	(69,346)	54.37
Unvested balance, September 30, 2017	502,491	84,762	91,828	679,081	57.61
The total fair value of RSAs granted during the nine months ended September 30, 2017 and 2016 was $19 million and $18 million, respectively. The total fair value of RSAs which vested during the nine months ended September 30, 2017 and 2016 was $21 million and $22 million, respectively.
No PSAs were granted during the nine months ended September 30, 2017. The total fair value of PSAs granted during the nine months ended September 30, 2016 was $15 million. The total fair value of PSAs which vested during the nine months ended September 30, 2017 was $15 million. No PSAs vested during the nine months ended September 30, 2016.
The total fair value of PSUs granted during the nine months ended September 30, 2017 was $16 million. The total fair value of PSUs which vested during the nine months ended September 30, 2017 was $9 million. There were no PSUs granted or vested in 2016.
During the nine months ended September 30, 2017, the vesting of 133,957 RSAs, 153,574 PSAs and 139,272 PSUs was accelerated in connection with the termination of our former Chief Executive Officer (CEO) and former Chief Financial Officer (CFO) in May 2017. Share-based compensation expense of $38 million was recorded during the nine months ended September 30, 2017, of which $23 million was recorded to “Restructuring and separation costs” in the accompanying consolidated statements of operations. See Note 11, “Restructuring and Separation Costs” for further discussion. We recorded share-based compensation expense of $24 million in the nine months ended September 30, 2016.
As of September 30, 2017, there was $27 million of total unrecognized compensation expense related to unvested RSAs, PSAs, and PSUs, which we expect to recognize over a remaining weighted-average period of 2.2 years and 1.9 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 4.5% for non-executive employees as of September 30, 2017.

Molina Healthcare, Inc. 2017 Form 10-Q | 22

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
An impairment loss is measured as the excess of the carrying amount of the reporting unit, including goodwill, over the fair value of the reporting unit. We estimate the fair values of our reporting units using discounted cash flows. We apply our weighted average cost of capital (WACC) as the best estimate to discount future estimated cash flows to present value. The WACC is based on externally available data considering market participants’ cost of equity and debt, and capital structure. In addition, we apply a terminal growth rate that corresponds to the reporting unit’s long-term growth prospects.
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
Molina Medicaid Solutions Segment
As described in Note 11, “Restructuring and Separation Costs,” in the third quarter of 2017 we wrote off certain costs capitalized at our Molina Medicaid Solutions segment that supported our Health Plans segment provider information management processes to be re-designed. Although the intercompany revenues recorded by Molina Medicaid Solutions under this arrangement were insignificant on a consolidated basis, the termination of such revenue resulted in a triggering event for an interim goodwill impairment analysis of this segment in the third quarter of 2017. In the Molina Medicaid Solutions’ discounted cash flow model, we incorporated significant estimates and assumptions related to future periods, such as intercompany business support opportunities and prospects for new Medicaid management information systems contracts. Because management has determined that Molina Medicaid Solutions will provide fewer future benefits for its support of the Health Plans segment, the test resulted in a fair value less than Molina Medicaid Solutions’ carrying amount; therefore, we recorded a goodwill impairment loss for the difference, or $28 million, in the third quarter of 2017.
Other Segment
In the course of developing the Restructuring Plan in the second quarter of 2017, we determined that future benefits to be derived from our Pathways subsidiary, including the integration of its operations with our Health Plans segment, would be less than previously anticipated. In addition, poorer than expected year-to-date operating results, as well as lower projections of operating results for periods in the near term at our Pathways subsidiary, led us to conclude that a triggering event for an interim impairment analysis had occurred in the second quarter of 2017.
In the third quarter of 2017, management determined that Pathways will not provide future benefits relating to the integration of its operations with the Health Plans segment to the extent previously expected. Therefore, we conducted an additional interim impairment analysis.
Intangible assets. In the second quarter of 2017, we evaluated Pathways’ finite-lived intangible assets (customer relationships and contract licenses) for impairment, using undiscounted cash flows expected over the longest remaining useful life of the assets tested. Because the undiscounted cash flows over the remaining useful life were less than Pathways’ carrying amount, the intangible assets were impaired. We recorded an impairment loss for the carrying amount of the intangible assets, or $11 million, in the second quarter of 2017.
Goodwill. As noted above, we estimated Pathways’ fair value using discounted cash flows, incorporating significant estimates and assumptions related to future periods. Such estimates included anticipated client census which drives service revenue; the likelihood of future benefits to be derived from Pathways (including integration with our health plans); current prospects relating to the behavioral services labor market which drives cost of service revenue; and anticipated capital expenditures. The tests in each of the three months ended June 30, 2017, and September 30, 2017, resulted in a fair value less than Pathways’ carrying amount; therefore, we recorded an

Molina Healthcare, Inc. 2017 Form 10-Q | 23

impairment loss for the difference. The Pathways goodwill impairment losses amounted to $101 million in the third quarter of 2017, and $59 million in the second quarter of 2017. In the second quarter of 2017, we also recorded a goodwill impairment loss of $2 million for a separate subsidiary in the Other segment that did not pass its impairment test.
There were no impairments of intangible assets or goodwill during 2016.
The goodwill impairment losses are recorded to the segments as indicated in following table, and reported as “Impairment losses” in the accompanying consolidated statements of operations.

	Health Plans	Molina Medicaid Solutions	Other	Total
	(In millions)
Historical goodwill	$445	$71	$162	$678
Accumulated impairment losses at December 31, 2016	(58)	—	—	(58)
Balance, December 31, 2016	387	71	162	620
Impairment losses, three months ended June 30, 2017	—	—	(61)	(61)
Impairment losses, three months ended September 30, 2017	—	(28)	(101)	(129)
Balance, September 30, 2017	$387	$43	$—	$430
Accumulated impairment losses at September 30, 2017	$58	$28	$162	$248

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

1.
We have streamlined our organizational structure, including the elimination of redundant layers of management, the consolidation of regional support services, and other reductions to our workforce, to improve efficiency as well as the speed and quality of our decision-making.

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

In addition to costs incurred under the Restructuring Plan, we have recorded costs associated with the separation of our former CEO and former CFO, described in further detail below.
Expected Costs
We estimate that total pre-tax costs associated with the restructuring plan will be approximately $70 million to $90 million in the fourth quarter of 2017, with an additional $20 million to $40 million to be incurred in 2018. Since the initiation of our Restructuring Plan in the second quarter of 2017, the range of total estimated costs have increased by approximately $50 million due primarily to non-cash write-offs of certain capitalized software in connection with the re-design of core processes. Such write-offs were not included in our initial total cost estimates, but as our evaluation of core operating processes proceeded in the third quarter, we determined that certain projects were inconsistent with our future operating goals and were therefore written off.
In addition, in the second quarter of 2017, we reported that we expected restructuring costs to relate only to the Health Plans and Other segments. In the third quarter of 2017, however, we wrote off certain costs capitalized at our Molina Medicaid Solutions segment that supported our Health Plans segment provider information management

Molina Healthcare, Inc. 2017 Form 10-Q | 24

processes to be re-designed. In addition, we now expect to incur consulting fees in connection with the review of Molina Medicaid Solutions’ core operating processes.
The following table illustrates our estimates of the total costs, by segment and major type of cost, that we expect to incur under the Restructuring Plan, and includes costs incurred through September 30, 2017. We expect the Restructuring Plan to be completed by the end of 2018.

Estimated Costs Expected to be Incurred by Reportable Segment	Health Plans	Molina Medicaid Solutions	Other	Total
	(In millions)
Termination benefits	$30 to $35	—	$30 to $35	$60 to $70
Other restructuring costs	$40 to $45	$10	$110 to $115	$160 to $170
	$70 to $80	$10	$140 to $150	$220 to $240
Costs Incurred
Restructuring Plan
Restructuring costs incurred to date consist primarily of termination benefits, write-offs of capitalized software due to the re-design of our core operating processes, restructuring of our direct delivery operations, and consulting fees.
Separation Costs
On May 2, 2017, we terminated the employment of our former CEO and CFO without cause. Under their amended and restated employment agreements, they were each entitled to receive 400% of their base salary, a prorated termination bonus (150% of base salary for the former CEO and 125% of base salary for the former CFO), full vesting of equity compensation, and a cash payment for health and welfare benefits. We recorded separation costs of $35 million primarily related to these former executives under FASB ASC Topic 712, Nonretirement and Postemployment Benefits. Of this total, $23 million related to the acceleration of their share-based compensation, as further discussed in Note 9, “Stockholders' Equity.” Employee separation costs were insignificant in 2016.
Restructuring and separation costs are reported in “Restructuring and separation costs” in the accompanying consolidated statements of operations. The following tables present the major types of such costs by segment. Long-lived assets include capitalized software, intangible assets and furniture, fixtures and equipment.

	Three Months Ended September 30, 2017
	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$27	$6	$—	$—	$33
Molina Medicaid Solutions	—	—	8	—	—	8
Other	—	23	35	16	3	77
	$—	$50	$49	$16	$3	$118

	Nine Months Ended September 30, 2017
	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$27	$6	$—	$—	$33
Molina Medicaid Solutions	—	—	8	—	—	8
Other	35	23	35	24	3	120
	$35	$50	$49	$24	$3	$161

Molina Healthcare, Inc. 2017 Form 10-Q | 25

Reconciliation of Liability
For those restructuring and separation costs that require cash settlement (primarily separation costs, termination benefits and consulting fees), the following table presents a roll-forward of the accrued liability, which is reported in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets:

	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs	Total
	(In millions)
Accrued as of December 31, 2016	$—	$—	$—	$—
Charges	12	50	27	89
Cash payments	(1)	(9)	(14)	(24)
Accrued as of September 30, 2017	$11	$41	$13	$65

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

Molina Healthcare, Inc. 2017 Form 10-Q | 26

	Health Plans	Molina Medicaid Solutions	Other	Consolidated

	(In millions)
Three Months Ended September 30, 2017
Total revenue (1)	$4,899	$47	$85	$5,031
Gross margin	557	5	2	564
Impairment losses	—	(28)	(101)	(129)
Restructuring and separation costs	(33)	(8)	(77)	(118)

Nine Months Ended September 30, 2017
Total revenue (1)	$14,538	$140	$256	$14,934
Gross margin	1,343	13	8	1,364
Impairment losses	—	(28)	(173)	(201)
Restructuring and separation costs	(33)	(8)	(120)	(161)

Three Months Ended September 30, 2016
Total revenue (1)	$4,412	$48	$86	$4,546
Gross margin	443	6	8	457
Impairment losses	—	—	—	—
Restructuring and separation costs	—	—	—	—

Nine Months Ended September 30, 2016
Total revenue (1)	$12,835	$146	$267	$13,248
Gross margin	1,285	17	29	1,331
Impairment losses	—	—	—	—
Restructuring and separation costs	—	—	—	—

Total assets
September 30, 2017	$7,031	$233	$1,690	$8,954
December 31, 2016	5,897	267	1,285	7,449

Goodwill and intangible assets, net
September 30, 2017	$488	$43	$—	$531
December 31, 2016	513	72	175	760
______________________

(1)
Total revenue consists primarily of premium revenue, premium tax revenue and health insurer fee revenue for the Health Plans segment, and service revenue for the Molina Medicaid Solutions and Other segments. Inter-segment revenue is insignificant for all periods presented.

Molina Healthcare, Inc. 2017 Form 10-Q | 27

The following table reconciles gross margin by segment to consolidated income before income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Gross margin:
Health Plans	$557	$443	$1,343	$1,285
Molina Medicaid Solutions	5	6	13	17
Other	2	8	8	29
Total gross margin	564	457	1,364	1,331
Add: other operating revenues (1)	124	222	379	625
Less: other operating expenses (2)	(769)	(561)	(2,029)	(1,644)
Operating (loss) income	(81)	118	(286)	312
Other expenses, net	32	26	10	76
(Loss) income before income taxes	$(113)	$92	$(296)	$236
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(2)
Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses, depreciation and amortization, impairment losses, and restructuring and separation costs.

13. Commitments and Contingencies
Regulatory Capital Requirements and Dividend Restrictions
Our health plans, which are operated by our wholly owned subsidiaries in the states in which our health plans operate, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,696 million at September 30, 2017, and $1,492 million at December 31, 2016. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments (excluding restricted investments) held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments (excluding restricted investments) amounted to $391 million and $264 million as of September 30, 2017 and December 31, 2016, respectively.
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
As of September 30, 2017, our health plans had aggregate statutory capital and surplus of approximately $1,828 million compared with the required minimum aggregate statutory capital and surplus of approximately $1,113 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2017. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
Legal Proceedings
The health care and Medicaid-related business process outsourcing industries are subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Penalties

Molina Healthcare, Inc. 2017 Form 10-Q | 28

associated with violations of these laws and regulations include significant fines, exclusion from participating in publicly funded programs, and the repayment of previously billed and collected revenues.
We are involved in legal actions in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. We have accrued liabilities for certain matters for which we deem the loss to be both probable and reasonably estimable, but the outcome of legal actions is inherently uncertain and our estimates of such losses could change as a result of further developments of these matters. For certain pending matters, accruals have not been established because such matters have not progressed sufficiently through discovery, and/or development of important factual information and legal issues is insufficient to enable us to estimate a range of possible loss, if any. An adverse determination in one or more of these pending matters could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Marketplace Risk Corridor Program. On January 19, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, Case Number 1:55-cv-01000-UNJ, on behalf of our health plans seeking recovery from the federal government of approximately $52 million in Marketplace risk corridor payments for calendar year 2015. Based upon current estimates, we believe our health plans are also owed approximately $76 million in Marketplace risk corridor payments from the federal government for calendar year 2016. We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid Marketplace risk corridor payments as of September 30, 2017. We have fully recognized all liabilities due to the federal government that we have incurred under the Marketplace risk corridor program, and have paid all amounts due to the federal government as required.
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
States’ Budgets
From time to time, the states in which our health plans operate may experience financial difficulties, which could lead to delays in premium payments. Until July 4, 2017, the state of Illinois operated without a budget for its current fiscal year. As of September 30, 2017, our Illinois health plan served approximately 163,000 members, and recognized premium revenue of approximately $447 million in the nine months ended September 30, 2017. As of September 30, 2017, the state of Illinois owed us approximately $220 million for certain March through September 2017 premiums.

Molina Healthcare, Inc. 2017 Form 10-Q | 29

On May 3, 2017, Puerto Rico’s financial oversight board filed for a form of bankruptcy in the U.S. District Court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection. To the extent such bankruptcy results in our failure to receive payment of amounts due under our Medicaid contract with the Commonwealth or the inability of the Commonwealth to extend our Medicaid contract at the end of its current term, such bankruptcy could have a material adverse effect on our business, financial condition, cash flows, or results of operations. As of September 30, 2017, the plan served approximately 306,000 members and recorded premium revenue of approximately $553 million in the nine months ended September 30, 2017. As of October 27, 2017, the Commonwealth was current with its premium payments.

14. Related Party Transactions
Our California health plan has entered into a provider agreement with Pacific Healthcare IPA (Pacific), which is 50% owned by the brother-in-law of Dr. J. Mario Molina and John C. Molina, who are members of our board of directors. Under the terms of this provider agreement, the California health plan pays Pacific for medical care Pacific provides to health plan members. For the three and nine months ended September 30, 2017 and 2016, the amounts paid to Pacific were insignificant.
Refer to Note 15, “Variable Interest Entities (VIEs),” for a discussion of the Joseph M. Molina, M.D. Professional Corporations.

15. Variable Interest Entities (VIEs)
The Joseph M. Molina, M.D. Professional Corporations (JMMPC) were created to further advance our direct delivery business. Effective September 30, 2017, we terminated our relationship with JMMPC in Florida, Michigan, Washington, and Utah. Therefore, the agreements described below, for all of our health plans other than those in California and New Mexico, were terminated effective September 30, 2017.
JMMPC’s primary shareholder is Dr. J. Mario Molina, who is a member of our board of directors. Dr. Molina is paid no salary and receives no dividends in connection with his work for, or ownership of, JMMPC. JMMPC provides primary care medical services through its employed physicians and other medical professionals. JMMPC also provides certain specialty referral services to our California health plan members through a contracted provider network. The health plans had entered into primary care services agreements with JMMPC, under which the health plans paid $29 million and $31 million to JMMPC for health care services provided in the three months ended September 30, 2017 and 2016, respectively, and $89 million and $92 million for the nine months ended September 30, 2017 and 2016, respectively. JMMPC does not have agreements to provide professional medical services with any other entities.
Our wholly owned subsidiary, Molina Medical Management, Inc. (MMM), had also entered into services agreements with JMMPC to provide clinic facilities, clinic administrative support staff, patient scheduling services and medical supplies to JMMPC. For the three months ended September 30, 2017 and 2016, JMMPC paid $12 million and $13 million to MMM for clinic administrative services, respectively. For the nine months ended September 30, 2017 and 2016, JMMPC paid $38 million and $40 million, respectively, to MMM for clinic administrative services.
As of September 30, 2017, we determined that JMMPC is a VIE, and that we are its primary beneficiary. We reached this conclusion under the power and benefits criterion model according to GAAP. Specifically, we had the power to direct the activities (excluding clinical decisions) that most significantly affected JMMPC’s economic performance, and the obligation to absorb losses or right to receive benefits that were potentially significant to the VIE, under the agreements described above. Because we were its primary beneficiary, we consolidated JMMPC. JMMPC’s assets may be used to settle only JMMPC’s obligations, and JMMPC’s creditors have no recourse to the general credit of Molina Healthcare, Inc. As of September 30, 2017, JMMPC had total assets of $20 million, and total liabilities of $24 million. As of December 31, 2016, JMMPC had total assets of $18 million, and total liabilities of $18 million.
Our maximum exposure to loss as a result of our involvement with JMMPC is generally limited to the amounts needed to fund JMMPC’s ongoing payroll, employee benefits and medical care costs associated with JMMPC’s specialty referral activities.

Molina Healthcare, Inc. 2017 Form 10-Q | 30

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
The following condensed consolidating financial statements present Molina Healthcare, Inc. (as parent guarantor), the subsidiary guarantors, the subsidiary non-guarantors and eliminations, according to the guarantor structure as assessed at the most recent balance sheet date, September 30, 2017.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$380	$47	$4,983	$(379)	$5,031
Expenses:
Medical care costs	3	—	4,217	—	4,220
Cost of service revenue	—	42	81	—	123
General and administrative expenses	244	(1)	519	(379)	383
Premium tax expenses	—	—	106	—	106
Depreciation and amortization	23	1	9	—	33
Impairment losses	—	28	101	—	129
Restructuring and separation costs	77	8	33	—	118
Total operating expenses	347	78	5,066	(379)	5,112
Operating income (loss)	33	(31)	(83)	—	(81)
Interest expense	32	—	—	—	32
Income (loss) before income taxes	1	(31)	(83)	—	(113)
Income tax expense (benefit)	9	(10)	(15)	—	(16)
Net loss before equity in net losses of subsidiaries	(8)	(21)	(68)	—	(97)
Equity in net losses of subsidiaries	(89)	(77)	—	166	—
Net loss	$(97)	$(98)	$(68)	$166	$(97)

Molina Healthcare, Inc. 2017 Form 10-Q | 31

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(97)	$(98)	$(68)	$166	$(97)
Other comprehensive loss, net of tax	—	—	—	—	—
Comprehensive loss	$(97)	$(98)	$(68)	$166	$(97)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$274	$48	$4,498	$(274)	$4,546
Expenses:
Medical care costs	19	—	3,730	(1)	3,748
Cost of service revenue	—	42	77	—	119
General and administrative expenses	223	(4)	397	(273)	343
Premium tax expenses	—	—	127	—	127
Health insurer fee expenses	—	—	55	—	55
Depreciation and amortization	25	2	9	—	36
Total operating expenses	267	40	4,395	(274)	4,428
Operating income	7	8	103	—	118
Interest expense	26	—	—	—	26
(Loss) income before income taxes	(19)	8	103	—	92
Income tax expense	4	—	46	—	50
Net (loss) income before equity in net earnings of subsidiaries	(23)	8	57	—	42
Equity in net earnings of subsidiaries	65	—	—	(65)	—
Net income	$42	$8	$57	$(65)	$42

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net income	$42	$8	$57	$(65)	$42
Other comprehensive loss, net of tax	(1)	—	(1)	1	(1)
Comprehensive income	$41	$8	$56	$(64)	$41

Molina Healthcare, Inc. 2017 Form 10-Q | 32

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$1,010	$146	$14,792	$(1,014)	$14,934
Expenses:
Medical care costs	10	—	12,812	—	12,822
Cost of service revenue	—	127	242	—	369
General and administrative expenses	799	13	1,429	(1,014)	1,227
Premium tax expenses	—	—	331	—	331
Depreciation and amortization	75	1	33	—	109
Impairment losses	—	28	173	—	201
Restructuring and separation costs	120	8	33	—	161
Total operating expenses	1,004	177	15,053	(1,014)	15,220
Operating income (loss)	6	(31)	(261)	—	(286)
Interest expense	85	—	—	—	85
Other income, net	(75)	—	—	—	(75)
Loss before income taxes	(4)	(31)	(261)	—	(296)
Income tax expense (benefit)	26	(10)	(62)	—	(46)
Net loss before equity in net losses of subsidiaries	(30)	(21)	(199)	—	(250)
Equity in net losses of subsidiaries	(220)	(143)	—	363	—
Net loss	$(250)	$(164)	$(199)	$363	$(250)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months Ended September 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(250)	$(164)	$(199)	$363	$(250)
Other comprehensive income, net of tax	1	—	1	(1)	1
Comprehensive loss	$(249)	$(164)	$(198)	$362	$(249)

Molina Healthcare, Inc. 2017 Form 10-Q | 33

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$786	$147	$13,099	$(784)	$13,248
Expenses:
Medical care costs	50	—	10,881	(1)	10,930
Cost of service revenue	—	130	232	—	362
General and administrative expenses	659	5	1,153	(783)	1,034
Premium tax expenses	—	—	345	—	345
Health insurer fee expenses	—	—	163	—	163
Depreciation and amortization	70	5	27	—	102
Total operating expenses	779	140	12,801	(784)	12,936
Operating income	7	7	298	—	312
Interest expense	76	—	—	—	76
(Loss) income before income taxes	(69)	7	298	—	236
Income tax (benefit) expense	(24)	(1)	162	—	137
Net (loss) income before equity in earnings of subsidiaries	(45)	8	136	—	99
Equity in net earnings of subsidiaries	144	3	—	(147)	—
Net income	$99	$11	$136	$(147)	$99

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$99	$11	$136	$(147)	$99
Other comprehensive income, net of tax	7	—	6	(6)	7
Comprehensive income	$106	$11	$142	$(153)	$106

Molina Healthcare, Inc. 2017 Form 10-Q | 34

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$356	$58	$3,520	$—	$3,934
Investments	35	—	1,752	—	1,787
Restricted investments	326	—	—	—	326
Receivables	2	25	975	—	1,002
Income taxes refundable	2	—	58	—	60
Due from (to) affiliates	203	(5)	(198)	—	—
Prepaid expenses and other current assets	65	20	89	—	174
Derivative asset	425	—	—	—	425
Total current assets	1,414	98	6,196	—	7,708
Property, equipment, and capitalized software, net	261	37	99	—	397
Deferred contract costs	—	97	—	—	97
Goodwill and intangible assets, net	55	43	433	—	531
Restricted investments	—	—	117	—	117
Investment in subsidiaries, net	2,625	95	—	(2,720)	—
Deferred income taxes	10	—	96	(44)	62
Other assets	50	2	6	(16)	42
	$4,415	$372	$6,947	$(2,780)	$8,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$—	$2,478	$—	$2,478
Amounts due government agencies	—	—	1,324	—	1,324
Accounts payable and accrued liabilities	227	40	218	—	485
Deferred revenue	—	52	416	—	468
Current portion of long-term debt	782	—	—	—	782
Derivative liability	425	—	—	—	425
Total current liabilities	1,434	92	4,436	—	5,962
Long-term debt	1,515	—	16	(16)	1,515
Deferred income taxes	12	32	—	(44)	—
Other long-term liabilities	25	1	22	—	48
Total liabilities	2,986	125	4,474	(60)	7,525
Total stockholders’ equity	1,429	247	2,473	(2,720)	1,429
	$4,415	$372	$6,947	$(2,780)	$8,954

Molina Healthcare, Inc. 2017 Form 10-Q | 35

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$86	$6	$2,727	$—	$2,819
Investments	178	—	1,580	—	1,758
Receivables	2	34	938	—	974
Income tax refundable	17	4	18	—	39
Due from (to) affiliates	104	(5)	(99)	—	—
Prepaid expenses and other current assets	58	30	43	—	131
Derivative asset	267	—	—	—	267
Total current assets	712	69	5,207	—	5,988
Property, equipment, and capitalized software, net	301	46	107	—	454
Deferred contract costs	—	86	—	—	86
Goodwill and intangible assets, net	58	73	629	—	760
Restricted investments	—	—	110	—	110
Investment in subsidiaries, net	2,609	246	—	(2,855)	—
Deferred income taxes	10	—	—	—	10
Other assets	48	3	6	(16)	41
	$3,738	$523	$6,059	$(2,871)	$7,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1	$—	$1,928	$—	$1,929
Amounts due government agencies	—	—	1,202	—	1,202
Accounts payable and accrued liabilities	146	34	205	—	385
Deferred revenue	—	40	275	—	315
Current portion of long-term debt	472	—	—	—	472
Derivative liability	267	—	—	—	267
Total current liabilities	886	74	3,610	—	4,570
Long-term debt	1,173	—	16	(16)	1,173
Deferred income taxes	11	39	(35)	—	15
Other long-term liabilities	19	1	22	—	42
Total liabilities	2,089	114	3,613	(16)	5,800
Total stockholders’ equity	1,649	409	2,446	(2,855)	1,649
	$3,738	$523	$6,059	$(2,871)	$7,449

Molina Healthcare, Inc. 2017 Form 10-Q | 36

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$215	$81	$661	$—	$957
Investing activities:
Purchases of investments	(333)	—	(1,563)	—	(1,896)
Proceeds from sales and maturities of investments	150	—	1,388	—	1,538
Purchases of property, equipment and capitalized software	(67)	(10)	(8)	—	(85)
Increase in restricted investments held-to-maturity	—	—	(10)	—	(10)
Capital contributions to/from subsidiaries	(363)	2	361	—	—
Dividends to/from subsidiaries	136	—	(136)	—	—
Change in amounts due to/from affiliates	(100)	—	100	—	—
Other, net	—	(21)	—	—	(21)
Net cash (used in) provided by investing activities	(577)	(29)	132	—	(474)
Financing activities:
Proceeds from senior notes offering, net of issuance costs	325	—	—	—	325
Proceeds from borrowings under credit facility	300	—	—	—	300
Proceeds from employee stock plans	11	—	—	—	11
Other, net	(4)	—	—	—	(4)
Net cash provided by financing activities	632	—	—	—	632
Net increase in cash and cash equivalents	270	52	793	—	1,115
Cash and cash equivalents at beginning of period	86	6	2,727	—	2,819
Cash and cash equivalents at end of period	$356	$58	$3,520	$—	$3,934

Molina Healthcare, Inc. 2017 Form 10-Q | 37

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$43	$34	$556	$—	$633
Investing activities:
Purchases of investments	(114)	—	(1,330)	—	(1,444)
Proceeds from sales and maturities of investments	103	—	1,409	—	1,512
Purchases of property, equipment and capitalized software	(102)	(23)	(18)	—	(143)
Decrease in restricted investments held-to-maturity	—	—	4	—	4
Net cash paid in business combinations	—	(5)	(43)	—	(48)
Capital contributions to/from subsidiaries	(221)	7	214	—	—
Dividends to/from subsidiaries	50	—	(50)	—	—
Change in amounts due to/from affiliates	(12)	4	8	—	—
Other, net	6	(19)	1	—	(12)
Net cash (used in) provided by investing activities	(290)	(36)	195	—	(131)
Financing activities:
Proceeds from employee stock plans	10	—	—	—	10
Other, net	2	—	(1)	—	1
Net cash provided by (used in) financing activities	12	—	(1)	—	11
Net (decrease) increase in cash and cash equivalents	(235)	(2)	750	—	513
Cash and cash equivalents at beginning of period	360	13	1,956	—	2,329
Cash and cash equivalents at end of period	$125	$11	$2,706	$—	$2,842

Molina Healthcare, Inc. 2017 Form 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated. Those known risks and uncertainties include, but are not limited to, the following:

•	the success of our previously announced restructuring plan, including the timing and amounts of the benefits realized;

•
the numerous political and market-based uncertainties associated with the Affordable Care Act (the “ACA”) or “Obamacare,” including any potential repeal and replacement of the law, amendment of the law, or move to state block grants for Medicaid;

•
the market dynamics surrounding the ACA Marketplaces, including but not limited to uncertainties associated with risk transfer requirements, the potential for disproportionate enrollment of higher acuity members, the discontinuation of premium tax credits, the adequacy of agreed rates, and potential disruption associated with market withdrawal from Utah, Wisconsin, or other states;

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

•
the success of our efforts to retain existing managed care contracts, including those in Florida, New Mexico, Puerto Rico, and Texas, and to obtain new government contracts in connection with state requests for proposals (RFPs) in both existing and new states;

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

Molina Healthcare, Inc. 2017 Form 10-Q | 39

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

•
the success of our health plan in Puerto Rico, including the resolution of the Puerto Rico debt crisis, payment of all amounts due under our Medicaid contract, the effect of the PROMESA law, the impact of Hurricane Maria and our efforts to better manage the health care costs of our Puerto Rico health plan;

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
Readers should refer to the section entitled “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, and this Quarterly Report on Form 10-Q, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This quarterly report and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2016.

Molina Healthcare, Inc. 2017 Form 10-Q | 40

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollar amounts in millions, except per-share amounts)
Net (loss) income	$(97)	$42	$(250)	$99
Net (loss) income per diluted share	$(1.70)	$0.76	$(4.44)	$1.77
MCR (1)	88.3%	89.4%	90.5%	89.5%
G&A ratio (2)	7.6%	7.6%	8.2%	7.8%
Premium tax ratio (1)	2.2%	2.9%	2.3%	2.7%
Effective tax rate	14.6%	54.0%	15.5%	58.0%
Net profit margin (2)	(1.9)%	0.9%	(1.7)%	0.7%
EBITDA*	$(42)	$160	$(82)	$430
Adjusted net (loss) income*	$(93)	$47	$(235)	$114
Adjusted net (loss) income per diluted share*	$(1.62)	$0.85	$(4.17)	$2.03
________________________

(1)	MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(2)	G&A ratio represents general and administrative expenses as a percentage of total revenue. Net profit margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
Net loss per diluted share was $1.70 for the third quarter of 2017 compared with net income per diluted share of $0.76 reported for the third quarter of 2016. Adjusted net loss per diluted share* was $1.62 in the third quarter of 2017, compared with adjusted net income per diluted share* of $0.85 in the third quarter of 2016. Loss before income tax benefit for the third quarter of 2017 was $113 million.

Molina Healthcare, Inc. 2017 Form 10-Q | 41

•
Medical care costs measured as a percentage of premium revenue (the “medical care ratio”) declined to 88.3% in the third quarter of 2017 from 89.4% in the third quarter of 2016 and from 94.8% in the second quarter of 2017. Improved medical cost performance in the third quarter of 2017 was the result of:

◦	Improved sequential performance at our Illinois, New Mexico, Ohio, Puerto Rico, Texas, and Washington health plans, exclusive of the Marketplace program.

◦
Improved performance of our Marketplace program, including a reduction to the premium deficiency reserve of $30 million ($0.33 per diluted share, net of tax). The reserve, which was $100 million at June 30, 2017, decreased to $70 million as of September 30, 2017.

•
General and administrative costs, measured as a percentage of total revenue (the “administrative cost ratio”), were 7.6% in the third quarter of 2017, consistent with the third quarter of 2016, and 50 basis points lower than the second quarter of 2017. Excluding Marketplace broker commission and exchange fees, the administrative cost ratio decreased 30 basis points from the third quarter of 2016.

Restructuring costs and the impairment of certain purchased intangible assets increased loss before income tax benefit in the third quarter of 2017 by approximately $247 million. Specifically:

•
We recorded $118 million ($1.39 per diluted share, net of tax) of restructuring costs in the third quarter of 2017. Restructuring costs incurred to date consist primarily of termination benefits, write-offs of capitalized software due to the re-design of our core operating processes, restructuring of our direct delivery operations, and consulting fees.

•
We recorded $129 million ($1.77 per diluted share, net of tax) in non-cash goodwill impairment losses for our Pathways behavioral health subsidiary and our Molina Medicaid Solutions (MMS) segment. In the third quarter of 2017, management determined that neither business will provide future benefits relating to the integration of their operations with the Health Plans segment to the extent previously expected.

The table below summarizes the impact of certain items significant to our financial performance in the periods presented.

Summary of Significant Items Affecting 2017 Financial Results
	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	(In millions, except per diluted share amounts)
	Amount	Per Diluted Share (1)	Amount	Per Diluted Share (1)
Restructuring and separation costs	$118	$1.39	$161	$1.92
Impairment losses	129	1.77	201	2.77
Change in Marketplace premium deficiency reserve for 2017 service dates	(30)	(0.33)	40	0.45
Termination fee received for terminated Medicare acquisition	—	—	(75)	(0.84)
	$217	$2.83	$327	$4.30
________________________

(1)
Except for certain items that are not deductible for tax purposes, per diluted share amounts are generally calculated at our statutory income tax rate of 37%, which is in excess of the effective tax rate recorded in our consolidated statements of operations.

Marketplace Cost Share Reduction (CSR) Update
Our third quarter results do not include any potential impact from the October 12, 2017, direction to Centers for Medicare and Medicaid Services (CMS) from Acting Department of Health and Human Services Secretary Hargan to cease payment of Marketplace CSR subsidies. At September 30, 2017, we had a total of approximately $220 million in excess CSR subsidies, recorded as a payable to CMS. This payable represents the extent to which payments received by us from CMS exceeded our estimate of the actual cost of member subsidies incurred by us through September 30, 2017.
We expect to incur approximately $85 million in unreimbursed expense associated with the cessation of CSR subsidies in the fourth quarter of 2017. It has been the practice of CMS to perform a reconciliation on an annual

Molina Healthcare, Inc. 2017 Form 10-Q | 42

basis of CSR subsidies paid to all health plans against the actual costs incurred by the health plans. Were such a reconciliation to be performed for the full calendar year of 2017—consistent with past practice—we would be able to offset nearly all of the $85 million expense incurred in the fourth quarter against the excess amounts received prior to September 30, 2017. However, should CMS transition to a nine month reconciliation period ending September 30, 2017—the last month for which CSR subsidies have been paid—the absence of CSR subsidy reimbursement would reduce income before income tax expense by approximately $85 million in the fourth quarter of 2017.
Nine Months ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Net loss per diluted share was $4.44 in the nine months ended September 30, 2017 compared with net income per diluted share of $1.77 reported for the nine months ended September 30, 2016. Adjusted net loss per diluted share* was $4.17 in the nine months ended September 30, 2017, compared with adjusted net income per diluted share* of $2.03 in the nine months ended September 30, 2016. Loss before income tax benefit for the nine months ended September 30, 2017 was $296 million. Results for the nine months ended September 30, 2017, were affected by the significant items presented in the table, and as further described, above. In total, these adjustments increased pretax loss in the nine months ended September 30, 2017 by $327 million.
RESTRUCTURING AND PROFIT IMPROVEMENT PLAN UPDATE
As previously disclosed, we estimate that our restructuring plan will reduce annualized run-rate expenses by approximately $300 million to $400 million when completed by the end of 2018. We have already achieved $200 million of these run-rate reductions on an annualized basis, which will take full effect no later than January 1, 2018. Our third quarter results include approximately $10 million of these reductions. All savings targets discussed in regards to the restructuring plan represent annualized run-rate savings that we expect to achieve during the year following the indicated implementation date. We expect one-time costs associated with the restructuring plan to exceed the benefits realized in 2017 due to the upfront payment of implementation costs and the delayed benefit of full savings until the beginning of 2018.
TRENDS AND UNCERTAINTIES
ACA and the Marketplace
The future of the Affordable Care Act (ACA) and its underlying programs, including the Marketplace, are subject to substantial uncertainty. We have taken the following steps in regards to our participation in the ACA Marketplace in 2018:

1.	As previously announced, we will exit the Utah and Wisconsin ACA Marketplaces effective December 31, 2017.

2.
In our remaining Marketplace plans, we are increasing 2018 premiums by 55% to take into account the absence of cost sharing reduction (CSR) subsidies and other risks related to ACA Marketplace uncertainties.

3.	We have reduced the scope of our 2018 participation in the state of Washington Marketplace.

4.	We continue to monitor the current political and programmatic developments pertaining to the ACA Marketplace.

Molina Healthcare, Inc. 2017 Form 10-Q | 43

Medicaid Contract Re-Procurement
The following table illustrates Health Plans segment Medicaid contracts scheduled for re-procurement in the near term. While we have been notified of the Medicaid regulators’ intention to re-procure the contracts, the anticipated award dates and effective dates are management’s current best estimates; such dates are subject to change. Premium revenue is stated in millions.

			Premium Revenue
		Membership as of	Nine Months Ended	Anticipated
State Health Plan	Medicaid Program(s)	September 30, 2017	September 30, 2017	Award Date	Effective Date
Florida	All	355,000	$1,105	Q2 2018	1/1/2019
New Mexico	All	225,000	893	Q1 2018	1/1/2019
Texas	ABD	87,000	1,065	Q3 2018	9/1/2019
Texas	CHIP	24,000	31	Q4 2017	9/1/2018
Illinois Health Plan. In August 2017, Molina Healthcare of Illinois, Inc. was awarded a statewide Medicaid managed care contract by the Illinois Department of Healthcare and Family Services. This Medicaid contract further integrates behavioral health and physical health by combining the State’s three current managed care programs into one program. The contract begins January 1, 2018, for four years with options to renew annually for up to four additional years.
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
Gross margin for our Health Plans segment is referred to as “Medical margin,” and for our Molina Medicaid Solutions and Other segments, as “Service margin.” The service margin is equal to service revenue minus cost of service revenue. Management’s discussion and analysis of the changes in the individual components of gross margin, by reportable segment, is presented in the “Health Plans—Financial Overview,” “Molina Medicaid Solutions—Financial Overview,” and “Other—Financial Overview” sections of this MD&A.

Molina Healthcare, Inc. 2017 Form 10-Q | 44

SEGMENT SUMMARY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Segment gross margin:
Health Plans medical margin (1)	$557	$443	$1,343	$1,285
Molina Medicaid Solutions service margin (2)	5	6	13	17
Other (2)	2	8	8	29
Total segment gross margin	564	457	1,364	1,331
Other operating revenues (3)	124	222	379	625
Other operating expenses (4)	(769)	(561)	(2,029)	(1,644)
Operating (loss) income	(81)	118	(286)	312
Other expenses, net	32	26	10	76
(Loss) income before income tax expense	(113)	92	(296)	236
Income tax (benefit) expense	(16)	50	(46)	137
Net (loss) income	$(97)	$42	$(250)	99
_______________________

(1)	Represents premium revenue minus medical care costs.

(2)	Represents service revenue minus cost of service revenue.

(3)	Other operating revenues include premium tax revenue, health insurer fee revenue, investment income and other revenue.

(4)
Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fee expenses, depreciation and amortization, impairment losses, and restructuring and separation costs.

HEALTH PLANS
The Health Plans segment consists of health plans operating in 12 states and the Commonwealth of Puerto Rico. As of September 30, 2017, these health plans served approximately 4.5 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies.
BUSINESS OVERVIEW
Recent Developments — Health Plans Segment
Refer to Notes to Consolidated Financial Statements, Note 1, “Basis of Presentation.”

Molina Healthcare, Inc. 2017 Form 10-Q | 45

Health Plans Membership
The following tables set forth our Health Plans membership as of the dates indicated:

	September 30, 2017	December 31, 2016	September 30, 2016
Ending Membership by Program:
Temporary Assistance for Needy Families (TANF) and Children’s Health Insurance Program (CHIP)	2,451,000	2,536,000	2,529,000
Marketplace	877,000	526,000	568,000
Medicaid Expansion	662,000	673,000	658,000
Aged, Blind or Disabled (ABD)	411,000	396,000	395,000
Medicare-Medicaid Plan (MMP) – Integrated (1)	58,000	51,000	51,000
Medicare Special Needs Plans (Medicare)	44,000	45,000	45,000
	4,503,000	4,227,000	4,246,000
Ending Membership by Health Plan:
California	751,000	683,000	683,000
Florida	641,000	553,000	563,000
Illinois	163,000	195,000	195,000
Michigan	399,000	391,000	387,000
New Mexico	256,000	254,000	253,000
New York	33,000	35,000	37,000
Ohio	343,000	332,000	339,000
Puerto Rico	306,000	330,000	331,000
South Carolina	113,000	109,000	109,000
Texas	444,000	337,000	352,000
Utah	160,000	146,000	150,000
Washington	770,000	736,000	716,000
Wisconsin	124,000	126,000	131,000
	4,503,000	4,227,000	4,246,000
_________________________

(1)	MMP members receive both Medicaid and Medicare coverage from Molina Healthcare.

Premiums by Program
The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a per member per month (PMPM) basis, for the nine months ended September 30, 2017. The “Consolidated” column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF and CHIP	$120.00	$310.00	$180.00
Marketplace	190.00	470.00	280.00
Medicaid Expansion	320.00	510.00	390.00
ABD	380.00	1,480.00	1,030.00
MMP – Integrated	1,250.00	3,280.00	2,190.00
Medicare	960.00	1,260.00	1,140.00

Molina Healthcare, Inc. 2017 Form 10-Q | 46

FINANCIAL OVERVIEW
In the third quarter of 2017, premium revenue increased approximately 14%, or $586 million, when compared with the third quarter of 2016. Member months grew 8% while revenue PMPM increased 6%. Medical care costs as a percent of premium revenue decreased to 88.3% in the third quarter of 2017 from 89.4% in the third quarter of 2016. Medical margin increased 26% in the third quarter of 2017 from the third quarter of 2016.
In the nine months ended September 30, 2017, premium revenue increased approximately 16%, or $1,950 million, when compared with the nine months ended September 30, 2016. Member months grew 11% while revenue PMPM increased 5%. Medical care costs as a percent of premium revenue increased to 90.5% in the nine months ended September 30, 2017 from 89.5% in the nine months ended September 30, 2016. Medical margin increased 5% in the nine months ended September 30, 2017 from the nine months ended September 30, 2016.
FINANCIAL PERFORMANCE BY PROGRAM
The following tables summarize member months, premium revenue, medical care costs, medical care ratio and medical margin by program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended September 30, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.5	$1,392	$185.95	$1,242	$165.76	89.1%	$150
Medicaid Expansion	2.0	773	385.58	667	332.99	86.4	106
ABD	1.2	1,288	1,038.85	1,259	1,016.06	97.8	29
Total Medicaid	10.7	3,453	321.77	3,168	295.23	91.8	285
MMP	0.2	378	2,263.07	336	2,013.67	89.0	42
Medicare	0.1	163	1,231.61	126	951.01	77.2	37
Total Medicare	0.3	541	1,806.26	462	1,543.05	85.4	79
Excluding Marketplace	11.0	3,994	362.04	3,630	329.08	90.9	364
Marketplace	2.7	783	301.72	590	227.22	75.3	193
	13.7	$4,777	$350.55	$4,220	$309.68	88.3%	$557

	Three Months Ended September 30, 2016
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.6	$1,373	$180.74	$1,246	$164.04	90.8%	$127
Medicaid Expansion	2.0	763	386.98	642	325.68	84.2	121
ABD	1.1	1,186	1,008.28	1,094	929.93	92.2	92
Total Medicaid	10.7	3,322	309.19	2,982	277.55	89.8	340
MMP	0.2	334	2,165.26	280	1,818.75	84.0	54
Medicare	0.1	136	1,019.19	134	1,003.85	98.5	2
Total Medicare	0.3	470	1,633.62	414	1,440.73	88.2	56
Excluding Marketplace	11.0	3,792	343.68	3,396	307.84	89.6	396
Marketplace	1.7	399	238.86	352	210.38	88.1	47
	12.7	$4,191	$329.88	$3,748	$295.01	89.4%	$443

Molina Healthcare, Inc. 2017 Form 10-Q | 47

	Nine Months Ended September 30, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	22.8	$4,185	$183.69	$3,861	$169.44	92.2%	$324
Medicaid Expansion	6.1	2,376	389.14	2,045	334.93	86.1	331
ABD	3.6	3,769	1,033.45	3,634	996.58	96.4	135
Total Medicaid	32.5	10,330	317.49	9,540	293.21	92.4	790
MMP	0.5	1,083	2,189.96	976	1,974.22	90.1	107
Medicare	0.4	449	1,142.68	369	939.21	82.2	80
Total Medicare	0.9	1,532	1,726.39	1,345	1,516.09	87.8	187
Excluding Marketplace	33.4	11,862	354.88	10,885	325.66	91.8	977
Marketplace	8.4	2,303	276.27	1,937	232.31	84.1	366
	41.8	$14,165	$339.19	$12,822	$307.03	90.5%	$1,343

	Nine Months Ended September 30, 2016
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	22.5	$3,999	$177.60	$3,646	$161.93	91.2%	$353
Medicaid Expansion	5.8	2,184	376.98	1,850	319.38	84.7	334
ABD	3.5	3,466	987.20	3,173	903.85	91.6	293
Total Medicaid	31.8	9,649	303.23	8,669	272.46	89.9	980
MMP	0.5	989	2,160.14	867	1,894.38	87.7	122
Medicare	0.4	396	1,015.14	385	986.40	97.2	11
Total Medicare	0.9	1,385	1,633.26	1,252	1,476.57	90.4	133
Excluding Marketplace	32.7	11,034	337.76	9,921	303.72	89.9	1,113
Marketplace	5.1	1,181	231.69	1,009	197.77	85.4	172
	37.8	$12,215	$323.44	$10,930	$289.41	89.5%	$1,285
_______________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	“MCR” represents medical costs as a percentage of premium revenue.

Medicaid: TANF/CHIP, Medicaid Expansion and ABD
The medical care ratios of the combined TANF/CHIP, Medicaid Expansion and ABD programs increased to 91.8% in the third quarter of 2017, from 89.8% in the third quarter of 2016. Margin pressures at the California health plan (primarily due to reduced Medicaid Expansion premium rates effective July 1, 2017), the Florida health plan; and the Illinois health plan more than offset improved performance at the Washington health plan.
The medical care ratios of the combined TANF/CHIP, Medicaid Expansion and ABD programs increased to 92.4% in the nine months ended September 30, 2017, from 89.9% in the nine months ended September 30, 2016. For the nine months ended September 30, 2017, margin pressures at the Florida, Illinois, New Mexico and Texas health plans more than offset improved performance at the Washington health plan. Financial results for the Texas health plan in 2016 benefited from the recognition of $44 million of quality revenue related to 2015 and 2014.
MMP and Medicare
The medical care ratio for these programs, in the aggregate, decreased in the third quarter of 2017 when compared with the third quarter of 2016, and also in the nine months ended September 30, 2017, compared with the nine months ended September 30, 2016. Utilization of inpatient and pharmacy services among our Medicare members has been subdued for the first nine months of 2017.
Marketplace
Marketplace member months increased 64% in the nine months ended September 30, 2017, when compared with the nine months ended September 30, 2016, as a result of membership growth primarily in California, Florida and Texas.

Molina Healthcare, Inc. 2017 Form 10-Q | 48

The medical care ratio for the Marketplace program decreased to 75.3% in the third quarter of 2017, from 88.1% in the third quarter of 2016. Absent a $30 million reduction to a previously established premium deficiency reserve, the medical care ratio for our Marketplace program would have been approximately 79% in the third quarter of 2017. The medical care ratio of the Marketplace program for the nine months ended September 30, 2017 was 84.1%, and generally consistent with the medical care ratio reported for the same period in 2016.
FINANCIAL PERFORMANCE BY STATE
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):
Health Plans Segment Financial Data — Non-Marketplace

	Three Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.9	$601	$322.97	$563	$302.67	93.7%	$38
Florida	1.0	388	355.59	390	356.83	100.3	(2)
Illinois	0.5	137	287.69	138	289.36	100.6	(1)
Michigan	1.2	390	337.17	345	298.83	88.6	45
New Mexico	0.7	304	429.07	277	390.91	91.1	27
New York (3)	0.1	43	435.00	41	413.02	94.9	2
Ohio	0.9	549	560.06	483	492.61	88.0	66
Puerto Rico	1.0	191	202.59	159	168.25	83.1	32
South Carolina	0.3	113	332.48	101	297.74	89.6	12
Texas	0.7	541	778.50	506	728.19	93.5	35
Utah	0.2	89	318.98	71	254.99	79.9	18
Washington	2.3	612	276.73	522	236.11	85.3	90
Wisconsin	0.2	34	175.77	27	141.78	80.7	7
Other (4)	—	2	—	7	—	—	(5)
	11.0	$3,994	$362.04	$3,630	$329.08	90.9%	$364

	Three Months Ended September 30, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.8	$575	$310.64	$493	$266.81	85.9%	$82
Florida	1.0	335	323.98	317	305.71	94.4	18
Illinois	0.6	163	275.26	145	244.86	89.0	18
Michigan	1.2	385	335.34	335	291.69	87.0	50
New Mexico	0.7	323	451.06	293	409.24	90.7	30
New York (3)	0.1	32	427.40	30	403.71	94.5	2
Ohio	1.0	492	497.08	417	421.95	84.9	75
Puerto Rico	1.0	184	183.46	167	167.44	91.3	17
South Carolina	0.3	102	312.28	94	285.97	91.6	8
Texas	0.7	534	728.84	484	662.79	90.9	50
Utah	0.3	83	288.59	71	242.77	84.1	12
Washington	2.0	546	264.01	500	241.49	91.5	46
Wisconsin	0.3	35	166.82	26	125.86	75.4	9
Other (4)	—	3	—	24	—	—	(21)
	11.0	$3,792	$343.68	$3,396	$307.84	89.6%	$396

Molina Healthcare, Inc. 2017 Form 10-Q | 49

	Nine Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	5.6	$1,771	$316.83	$1,586	$283.82	89.6%	$185
Florida	3.2	1,132	347.41	1,112	341.15	98.2	20
Illinois	1.6	447	284.18	492	312.54	110.0	(45)
Michigan	3.5	1,162	332.60	1,035	296.28	89.1	127
New Mexico	2.2	933	431.70	887	410.24	95.0	46
New York (3)	0.3	135	444.77	128	421.58	94.8	7
Ohio	2.9	1,598	541.56	1,434	486.02	89.7	164
Puerto Rico	2.9	553	190.99	513	177.01	92.7	40
South Carolina	1.0	329	325.43	301	298.43	91.7	28
Texas	2.1	1,592	760.76	1,468	701.32	92.2	124
Utah	0.8	267	315.35	219	258.64	82.0	48
Washington	6.7	1,835	275.60	1,603	240.83	87.4	232
Wisconsin	0.6	101	170.64	80	136.04	79.7	21
Other (4)	—	7	—	27	—	—	(20)
	33.4	$11,862	$354.88	$10,885	$325.66	91.8%	$977

	Nine Months Ended September 30, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	5.5	$1,603	$291.20	$1,411	$256.41	88.1%	$192
Florida	3.0	974	322.69	892	295.43	91.6	82
Illinois	1.8	466	266.11	414	236.39	88.8	52
Michigan	3.6	1,136	323.08	1,013	288.13	89.2	123
New Mexico	2.1	974	460.71	873	412.92	89.6	101
New York (3)	0.1	32	427.40	30	403.71	94.5	2
Ohio	2.9	1,444	489.63	1,286	435.99	89.0	158
Puerto Rico	3.0	535	176.44	516	170.46	96.6	19
South Carolina	0.9	273	288.93	232	245.13	84.8	41
Texas	2.2	1,650	744.71	1,466	662.01	88.9	184
Utah	0.9	255	293.33	221	253.79	86.5	34
Washington	6.0	1,576	261.23	1,431	237.20	90.8	145
Wisconsin	0.7	107	165.53	78	120.82	73.0	29
Other (4)	—	9	—	58	—	—	(49)
	32.7	$11,034	$337.76	$9,921	$303.72	89.9%	$1,113

Molina Healthcare, Inc. 2017 Form 10-Q | 50

Health Plans Segment Financial Data — Marketplace

	Three Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.3	$88	$208.19	$63	$147.87	71.0%	$25
Florida	0.9	260	313.36	235	283.13	90.4	25
Michigan	—	14	212.08	10	150.24	70.8	4
New Mexico	0.1	29	383.58	20	269.28	70.2	9
Ohio	0.1	23	386.09	20	364.31	94.4	3
Texas	0.7	183	291.14	109	172.70	59.3	74
Utah	0.3	49	241.65	31	155.13	64.2	18
Washington	0.1	42	327.40	33	256.52	78.3	9
Wisconsin	0.2	95	527.17	70	385.65	73.2	25
Other (3)	—	—	—	(1)	—	—	1
	2.7	$783	$301.72	$590	$227.22	75.3%	$193

	Three Months Ended September 30, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.3	$37	$185.04	$30	$140.10	75.7%	$7
Florida	0.6	159	253.16	145	231.78	91.6	14
Michigan	—	2	221.84	2	132.62	59.8	—
New Mexico	0.1	15	290.63	11	220.32	75.8	4
Ohio	—	9	307.24	7	215.01	70.0	2
Texas	0.4	63	189.85	41	121.06	63.8	22
Utah	0.1	23	142.10	33	208.48	146.7	(10)
Washington	0.1	23	307.55	21	300.71	97.8	2
Wisconsin	0.1	68	375.60	64	357.60	95.2	4
Other (3)	—	—	—	(2)	—	—	2
	1.7	$399	$238.86	$352	$210.38	88.1%	$47

	Nine Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.2	$241	$193.33	$156	$124.32	64.3%	$85
Florida	2.8	821	296.14	758	273.55	92.4	63
Michigan	0.2	41	187.96	27	126.76	67.4	14
New Mexico	0.2	82	338.18	62	256.05	75.7	20
Ohio	0.2	68	365.35	64	346.93	95.0	4
Texas	2.1	517	252.32	351	171.57	68.0	166
Utah	0.7	135	209.43	135	209.13	99.9	—
Washington	0.4	123	315.95	128	327.51	103.7	(5)
Wisconsin	0.6	275	469.44	260	443.41	94.5	15
Other (3)	—	—	—	(4)	—	—	4
	8.4	$2,303	$276.27	$1,937	$232.31	84.1%	$366

Molina Healthcare, Inc. 2017 Form 10-Q | 51

	Nine Months Ended September 30, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.6	$104	$177.57	$74	$124.29	70.0%	$30
Florida	2.0	473	237.37	409	205.37	86.5	64
Michigan	—	7	213.35	5	138.37	64.9	2
New Mexico	0.2	42	264.76	32	201.73	76.2	10
Ohio	0.1	28	322.36	20	232.44	72.1	8
Texas	1.1	202	196.45	133	128.97	65.7	69
Utah	0.4	75	160.33	91	194.78	121.5	(16)
Washington	0.2	58	281.80	48	235.78	83.7	10
Wisconsin	0.5	192	357.80	200	373.94	104.5	(8)
Other (3)	—	—	—	(3)	—	—	3
	5.1	$1,181	$231.69	$1,009	$197.77	85.4%	$172
Health Plans Segment Financial Data — Total

	Three Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.2	$689	$301.64	$626	$273.90	90.8%	$63
Florida	1.9	648	337.40	625	325.09	96.4	23
Illinois	0.5	137	287.69	138	289.36	100.6	(1)
Michigan	1.2	404	330.27	355	290.63	88.0	49
New Mexico	0.8	333	424.61	297	378.98	89.3	36
New York (1)	0.1	43	435.00	41	413.02	94.9	2
Ohio	1.0	572	550.75	503	485.61	88.2	69
Puerto Rico	1.0	191	202.59	159	168.25	83.1	32
South Carolina	0.3	113	332.48	101	297.74	89.6	12
Texas	1.4	724	546.57	615	463.83	84.9	109
Utah	0.5	138	286.39	102	212.91	74.3	36
Washington	2.4	654	279.52	555	237.23	84.9	99
Wisconsin	0.4	129	345.63	97	259.66	75.1	32
Other (2)	—	2	—	6	—	—	(4)
	13.7	$4,777	$350.55	$4,220	$309.68	88.3%	$557

Molina Healthcare, Inc. 2017 Form 10-Q | 52

	Three Months Ended September 30, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.1	$612	$298.05	$523	$254.11	85.3%	$89
Florida	1.6	494	297.24	462	277.79	93.5	32
Illinois	0.6	163	275.26	145	244.86	89.0	18
Michigan	1.2	387	334.25	337	290.16	86.8	50
New Mexico	0.8	338	440.12	304	396.35	90.1	34
New York (1)	0.1	32	427.40	30	403.71	94.5	2
Ohio	1.0	501	491.51	424	415.87	84.6	77
Puerto Rico	1.0	184	183.46	167	167.44	91.3	17
South Carolina	0.3	102	312.28	94	285.97	91.6	8
Texas	1.1	597	559.98	525	493.07	88.1	72
Utah	0.4	106	236.31	104	230.53	97.6	2
Washington	2.1	569	265.48	521	243.49	91.7	48
Wisconsin	0.4	103	262.32	90	231.86	88.4	13
Other (2)	—	3	—	22	—	—	(19)
	12.7	$4,191	$329.88	$3,748	$295.01	89.4%	$443

	Nine Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	6.8	$2,012	$294.26	$1,742	$254.67	86.5%	$270
Florida	6.0	1,953	323.86	1,870	310.09	95.7	83
Illinois	1.6	447	284.18	492	312.54	110.0	(45)
Michigan	3.7	1,203	324.12	1,062	286.35	88.3	141
New Mexico	2.4	1,015	422.25	949	394.66	93.5	66
New York (1)	0.3	135	444.77	128	421.58	94.8	7
Ohio	3.1	1,666	531.17	1,498	477.81	90.0	168
Puerto Rico	2.9	553	190.99	513	177.01	92.7	40
South Carolina	1.0	329	325.43	301	298.43	91.7	28
Texas	4.2	2,109	509.09	1,819	439.11	86.3	290
Utah	1.5	402	269.48	354	237.20	88.0	48
Washington	7.1	1,958	277.83	1,731	245.62	88.4	227
Wisconsin	1.2	376	319.57	340	289.24	90.5	36
Other (2)	—	7	—	23	—	—	(16)
	41.8	$14,165	$339.19	$12,822	$307.03	90.5%	$1,343

Molina Healthcare, Inc. 2017 Form 10-Q | 53

	Nine Months Ended September 30, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	6.1	$1,707	$280.21	$1,485	$243.64	86.9%	$222
Florida	5.0	1,447	288.74	1,301	259.60	89.9	146
Illinois	1.8	466	266.11	414	236.39	88.8	52
Michigan	3.6	1,143	322.08	1,018	286.77	89.0	125
New Mexico	2.3	1,016	447.07	905	398.22	89.1	111
New York (1)	0.1	32	427.40	30	403.71	94.5	2
Ohio	3.0	1,472	484.82	1,306	430.14	88.7	166
Puerto Rico	3.0	535	176.44	516	170.46	96.6	19
South Carolina	0.9	273	288.93	232	245.13	84.8	41
Texas	3.3	1,852	570.65	1,599	492.79	86.4	253
Utah	1.3	330	246.78	312	233.14	94.5	18
Washington	6.2	1,634	261.91	1,479	237.15	90.5	155
Wisconsin	1.2	299	252.45	278	235.25	93.2	21
Other (2)	—	9	—	55	—	—	(46)
	37.8	$12,215	$323.44	$10,930	$289.41	89.5%	$1,285

(1)	The New York health plan was acquired on August 1, 2016.

(2)	“Other” medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.

MEDICAL CARE COSTS BY TYPE
The following table provides the details of consolidated medical care costs by category for the periods indicated (dollars in millions except PMPM amounts):

	Three Months Ended September 30,
	2017			2016
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$3,196	$234.51	75.8%	$2,799	$220.29	74.7%
Pharmacy	638	46.85	15.1	567	44.65	15.1
Capitation	342	25.07	8.1	302	23.83	8.1
Direct delivery	18	1.37	0.4	21	1.66	0.5
Other	26	1.88	0.6	59	4.58	1.6
	$4,220	$309.68	100.0%	$3,748	$295.01	100.0%

	Nine Months Ended September 30,
	2017			2016
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$9,630	$230.58	75.1%	$8,156	$215.96	74.6%
Pharmacy	1,904	45.60	14.8	1,621	42.93	14.8
Capitation	1,022	24.47	8.0	901	23.86	8.3
Direct delivery	62	1.50	0.5	55	1.46	0.5
Other	204	4.88	1.6	197	5.20	1.8
	$12,822	$307.03	100.0%	$10,930	$289.41	100.0%
PREMIUM TAXES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.2% in the third quarter of 2017 compared with 2.9% in the third quarter of 2016 and 2.3% in the nine months

Molina Healthcare, Inc. 2017 Form 10-Q | 54

ended September 30, 2017, compared with 2.7% in the nine months ended September 30, 2016. This decline was primarily due to the temporary suspension of a Michigan HMO use tax effective January 1, 2017, which was partially offset by a higher California premium tax rate effective July 1, 2016, and significant revenue growth at our Florida health plan, which operates in a state with no premium tax.
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
FINANCIAL OVERVIEW
The Molina Medicaid Solutions segment service margin for the third quarter of 2017 and 2016, and for the nine months ended September 30, 2017 and 2016, was insignificant.
As discussed further in Notes to Consolidated Financial Statements, Note 10, “Impairment Losses,” we recorded a goodwill impairment charge of $28 million, reported in our consolidated statements of operations as “Impairment losses.”

OTHER

The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
FINANCIAL OVERVIEW
The Other segment service margin for the third quarter of 2017 and 2016, and for the nine months ended September 30, 2017 and 2016, was insignificant.
As discussed further in Notes to Consolidated Financial Statements, Note 10, “Impairment Losses,” in the second quarter of 2017 we recorded impairment losses, primarily relating to our Pathways subsidiary, of $61 million for goodwill and $11 million for intangible assets, or $72 million in the aggregate. In the third quarter of 2017, we recorded a further goodwill impairment loss relating to the Pathways subsidiary, of $101 million.

OTHER CONSOLIDATED INFORMATION
GENERAL AND ADMINISTRATIVE EXPENSES
The G&A ratio was 7.6% for both the third quarter of 2017 and 2016. The G&A ratio increased to 8.2% for the nine months ended September 30, 2017, compared with 7.8% for the nine months ended September 30, 2016. Refer to discussion above, in “Consolidated Results.”
DEPRECIATION AND AMORTIZATION
Depreciation and amortization, as a percentage of total revenue, was 0.7% and 0.8% in the nine months ended September 30, 2017 and 2016, respectively.

Molina Healthcare, Inc. 2017 Form 10-Q | 55

IMPAIRMENT LOSSES
See Notes to Consolidated Financial Statements, Note 10, “Impairment Losses.”
RESTRUCTURING AND SEPARATION COSTS
See Notes to Consolidated Financial Statements, Note 11, “Restructuring and Separation Costs.”
INTEREST EXPENSE
Interest expense was $32 million for the third quarter of 2017, compared with $26 million for the third quarter of 2016. Interest expense was $85 million for the nine months ended September 30, 2017, compared with $76 million for the nine months ended September 30, 2016. Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $8 million for both the third quarter of 2017 and 2016, and $24 million and $23 million in the nine months ended September 30, 2017 and 2016, respectively. We expect interest expense to continue to increase in future periods as a result of our recent $330 million offering of 4.875% Notes, and borrowings under the Credit Facility. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
OTHER INCOME, NET
As described in Notes to Consolidated Financial Statements, Note 1, “Basis of Presentation,” in February 2017, we received an aggregate termination fee of $75 million for the terminated Medicare Acquisition. This amount is reported in “Other income, net” in our consolidated statements of operations.
INCOME TAXES
The (benefit) provision for income taxes was recorded at an effective rate of 14.6% for the third quarter of 2017, compared with 54.0% for the third quarter of 2016, and an effective rate of 15.5% for the nine months ended September 30, 2017 compared with 58.0% for the nine months ended September 30, 2016. The significant change in the effective tax rate was primarily a result of pretax losses in 2017 combined with significant nondeductible expenses (primarily, separation costs and goodwill impairment) and the 2017 HIF moratorium as described above in “Health Plans—Health Insurer Fee (HIF) Revenue and Expenses.”

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

Molina Healthcare, Inc. 2017 Form 10-Q | 56

Our investments are classified as current assets, except for our held-to-maturity restricted investments, which are classified as non-current assets, and which are not included in the totals below. Our held-to-maturity restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

Investment income increased to $37 million for the nine months ended September 30, 2017, compared with $25 million for the nine months ended September 30, 2016, primarily due to the increase in invested assets.
MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2017, the fair value of our fixed income investments would decrease by approximately $25 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. As of September 30, 2017, $300 million was outstanding under the Credit Facility.

Molina Healthcare, Inc. 2017 Form 10-Q | 57

LIQUIDITY
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Nine Months Ended September 30,
	2017	2016	Change
	(In millions)
Net cash provided by operating activities	$957	$633	$324
Net cash used in investing activities	(474)	(131)	(343)
Net cash provided by financing activities	632	11	621
Net increase in cash and cash equivalents	$1,115	$513	$602
Operating Activities
Cash provided by operating activities increased $324 million in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The change in net (loss) income, partially offset by the effect of adjustments to reconcile net loss to net cash provided by operating activities, reduced cash provided by operating activities by $169 million. This change was more than offset by the aggregate of the following changes:
Medical claims and benefits payable. In 2017, the change in medical claims and benefits payable increased cash flows from operations by $381 million, primarily due to additional accruals relating to increased membership in 2017.
Receivables and deferred revenue. In 2017, the aggregate change in receivables and deferred revenue increased cash flows from operations by $395 million. Cash flows from operations in each period were impacted by the timing of premium revenues receipts. In general, state or federal payors may delay our premium payments, which we record as a receivable, or they may prepay the following month’s premium payment, which we record as deferred revenue. We typically receive capitation payments monthly; however, state or federal payors may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period.
Amounts due government agencies. In 2017, the change in amounts due government agencies decreased cash flows from operations by $381 million, primarily due to payments in the third quarter of 2017.
Investing Activities
Net cash used in investing activities increased $343 million in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016, primarily due to higher purchases of investments, net of sales and maturities, in the current year.
Financing Activities
Net cash provided by financing activities increased $621 million in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016, due to proceeds received from the 4.875% Notes offering and borrowings under the Credit Facility.

FINANCIAL CONDITION
We believe that our cash resources, combined with borrowing capacity available under our Credit Facility, as discussed further below in “Future Sources and Uses of Liquidity—Sources”, and internally generated funds will be sufficient to support costs under the Restructuring Plan, operations, regulatory requirements, and capital expenditures for at least the next 12 months.
On a consolidated basis, at September 30, 2017, our working capital was $1,746 million, compared with $1,418 million at December 31, 2016. At September 30, 2017, our cash and investments amounted to $6,166 million, compared with $4,689 million at December 31, 2016.
Debt Ratings. Our 5.375% Notes are rated “BB” by Standard & Poor’s, and “B2” by Moody’s Investor Service, Inc. A significant downgrade in our ratings could adversely affect our borrowing capacity and costs.

Molina Healthcare, Inc. 2017 Form 10-Q | 58

Financial Covenants. Our Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios, presented below, are computed as defined by the terms of the Credit Facility.

Credit Facility Financial Covenants	Required Per Agreement	As of September 30, 2017

Net leverage ratio	<4.0x	2.5x
Interest coverage ratio	>3.5x	8.8x
In addition, the terms of our 4.875% Notes, 5.375% Notes and each of the 1.125% and 1.625% Convertible Notes contain cross-default provisions with the Credit Facility that are triggered upon an event of default under the Credit Facility, and when borrowings under the Credit Facility equal or exceed certain amounts as defined in the related indentures. As of September 30, 2017, we were in compliance with all covenants under the Credit Facility.

FUTURE SOURCES AND USES OF LIQUIDITY
Sources
Our Health Plans segment regulated subsidiaries generate significant cash flows from premium revenue, which we generally receive a short time before we pay for the related health care services. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. In the nine months ended September 30, 2017 and 2016, we received $100 million and $50 million, respectively, in dividends from our regulated health plan subsidiaries. We received $36 million in dividends from our unregulated subsidiaries in the nine months ended September 30, 2017. See further discussion in Notes to Consolidated Financial Statements, Note 13, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
Restructuring Plan. As previously disclosed, we estimate that our restructuring plan will reduce annualized run-rate expenses by approximately $300 million to $400 million when completed by the end of 2018. We have already achieved $200 million of these run-rate reductions on an annualized basis, which will take full effect no later than January 1, 2018. All savings targets discussed in regards to the restructuring plan represent annualized run-rate savings that we expect to achieve during the year following the indicated implementation date. We expect one-time costs associated with the restructuring plan to exceed the benefits realized in 2017 due to the upfront payment of implementation costs and the delayed benefit of full savings until the beginning of 2018. We expect the cost savings to reduce both “General and administrative expenses” and “Medical care costs” reported on our consolidated statements of operations.
The following table illustrates our estimates of run-rate savings associated with the restructuring plan. Such savings will be offset, through the end of 2018, by the costs noted below in “Uses.” Following 2018, the savings will be offset by approximately $20 million in run-rate expenses resulting from the implementation of restructuring plan initiatives.

Estimated Savings Expected to be Realized by Reportable Segment	Health Plans	Other	Total
	(In millions)
General and administrative expenses	$50	$120 to $140	$170 to $190
Medical care costs	$110 to $190	$20	$130 to $210
	$160 to $240	$140 to $160	$300 to $400
Credit Facility. Refer to Notes to Consolidated Financial Statements, Note 7, “Debt,” for a detailed discussion of our Credit Facility. In August 2017, we drew against the Credit Facility in the amount of $300 million.
4.875% Notes. The 4.875% Notes contain a limitation on the use of proceeds which required us to deposit the net proceeds from their issuance into a segregated deposit account, a current asset reported as “Restricted investments” in our consolidated balance sheets. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”

Molina Healthcare, Inc. 2017 Form 10-Q | 59

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
Uses
Restructuring. We recorded $118 million of restructuring costs in the third quarter of 2017. Restructuring costs incurred to date consist primarily of termination benefits, write-offs of capitalized software due to the re-design of our core operating processes, restructuring of our direct delivery operations, and consulting fees. Under the restructuring plan, and also including separation costs to former executives, we have made cash payments of $24 million in the nine months ended September 30, 2017, and have accrued a liability of $65 million for future payments as of September 30, 2017.
We estimate that total pre-tax costs associated with the restructuring plan will be approximately $70 million to $90 million in the fourth quarter of 2017, with an additional $20 million to $40 million to be incurred in 2018. We currently estimate that a majority of the costs we expect to incur in the fourth quarter of 2017 will be settled in cash. The costs we incur associated with the restructuring plan are reported in “Restructuring and separation costs” in our consolidated statements of operations.

Estimated Costs Expected to be Incurred by Reportable Segment	Health Plans	Molina Medicaid Solutions	Other	Total
	(In millions)
Termination benefits	$30 to $35	—	$30 to $35	$60 to $70
Other restructuring costs	$40 to $45	$10	$110 to $115	$160 to $170
	$70 to $80	$10	$140 to $150	$220 to $240
Regulatory Capital Requirements and Dividend Restrictions. For more information on our regulatory capital requirements and dividend restrictions, refer to Notes to Consolidated Financial Statements, Note 13, “Commitments and Contingencies.”
States’ Budgets. From time to time, the states in which our health plans operate may experience financial difficulties, which could lead to delays in premium payments. Until July 4, 2017, the state of Illinois operated without a budget for its current fiscal year. As of September 30, 2017, our Illinois health plan served approximately 163,000 members, and recognized premium revenue of approximately $447 million in the nine months ended September 30, 2017. As of October 27, 2017, the state of Illinois owed us approximately $220 million for certain March through September 2017 premiums.
On May 3, 2017, Puerto Rico’s financial oversight board filed for a form of bankruptcy in the U.S. District Court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection. To the extent such bankruptcy results in our failure to receive payment of amounts due under our Medicaid contract with the Commonwealth or the inability of the Commonwealth to extend our Medicaid contract at the end of its current term, such bankruptcy could have a material adverse effect on our business, financial condition, cash flows, or results of operations. As of September 30, 2017, the plan served approximately 306,000 members and recorded premium revenue of approximately $553 million in the nine months ended September 30, 2017. As of October 27, 2017, the Commonwealth was current with its premium payments.
Convertible Notes. We have outstanding $550 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020, unless earlier repurchased or converted. We refer to these notes as our 1.125% Convertible Notes. We also have outstanding $302 million aggregate principal amount of 1.625% convertible senior notes due August 14, 2044, unless earlier repurchased, redeemed, or converted. We refer to these notes as our 1.625% Convertible Notes. We refer to the 1.125% Convertible Notes and 1.625% Convertible Notes collectively as the Convertible Notes. The 1.125% Convertible Notes are convertible entirely into cash, and the 1.625% Convertible Notes are convertible partially into cash, each prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger.

Molina Healthcare, Inc. 2017 Form 10-Q | 60

The stock price trigger for the 1.125% Convertible Notes is $53.00 per share. The 1.125% Convertible Notes met this trigger in the quarter ended September 30, 2017; therefore, they are convertible into cash and are reported in current portion of long-term debt as of September 30, 2017.
The stock price trigger for the 1.625% Convertible Notes is $75.51 per share. The 1.625% Convertible Notes did not meet this stock price trigger in the quarter ended September 30, 2017. However, on contractually specified dates beginning in 2018, holders of the 1.625% Convertible Notes may require us to repurchase some or all of such notes. In addition, beginning May 15, 2018 until August 19, 2018, holders may convert some or all of the 1.625% Convertible Notes. Because of these put and conversion features, the 1.625% Convertible Notes are reported in current portion of long-term debt as of September 30, 2017. As noted above, because the proceeds from the 4.875% Notes are initially restricted to payments upon conversion or redemption of the 1.625% Convertible Notes, such restricted investments are also classified as current in the accompanying consolidated balance sheets.
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
As described further in the Notes to Consolidated Financial Statements, Note 7 “Debt,” on June 6, 2017, we completed the private offering of $330 million aggregate principal amount of senior notes (4.875% Notes) due June 15, 2025. In addition, in the third quarter of 2017, we borrowed $300 million under our Credit Facility.
Other than the transactions described above, there were no material changes to this previously filed information outside the ordinary course of business during the nine months ended September 30, 2017.
CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Health Plans segment medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the nine months ended September 30, 2017, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

•
Molina Medicaid Solutions segment revenue and cost recognition. There have been no significant changes during the nine months ended September 30, 2017, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

•
Goodwill and intangible assets, net. Please refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies,” regarding our adoption of Accounting Standards Update No. 2017-04 as of June 30, 2017, which has simplified the test for goodwill impairment. In the third quarter of 2017, we

Molina Healthcare, Inc. 2017 Form 10-Q | 61

recorded impairment charges of $129 million for goodwill, and in the second quarter of 2017, we recorded impairment charges of $61 million for goodwill and $11 million for intangible assets, or $72 million in the aggregate. Such charges are reported in the accompanying consolidated statements of operations as “Impairment losses.” At September 30, 2017, goodwill and intangible assets, net, represented approximately 6% of total assets and 37% of total stockholders’ equity, compared with 10% and 46%, respectively, at December 31, 2016. Refer to Notes to Consolidated Financial Statements, Note 10, “Impairment Losses.”
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net (loss) income	$(97)	$42	$(250)	$99
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	39	42	129	118
Interest expense	32	26	85	76
Income tax (benefit) expense	(16)	50	(46)	137
EBITDA*	$(42)	$160	$(82)	$430
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	(In millions, except diluted per-share amounts)
Net (loss) income	$(97)	$(1.70)	$42	$0.76	$(250)	$(4.44)	$99	$1.77
Adjustment:
Amortization of intangible assets	7	0.13	9	0.15	24	0.43	24	0.42
Income tax effect (1)	(3)	(0.05)	(4)	(0.06)	(9)	(0.16)	(9)	(0.16)
Amortization of intangible assets, net of tax effect	4	0.08	5	0.09	15	0.27	15	0.26
Adjusted net (loss) income*	$(93)	$(1.62)	$47	$0.85	$(235)	$(4.17)	$114	$2.03
__________________________

(1)	Income tax effect of adjustments calculated at the blended federal and state statutory tax rate of 37%.

Molina Healthcare, Inc. 2017 Form 10-Q | 62

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
Existence of a Material Weakness in Internal Control as of September 30, 2017
During the quarter ended September 30, 2017, we determined that a material weakness existed in our internal control over financial reporting relating to the design and operating effectiveness of our internal control for our interim goodwill impairment tests for our Pathways subsidiary and Molina Medicaid Solutions segment. Specifically, spreadsheet formula errors in our valuation model, and errors made in the calculation of impairment losses recorded, were not detected in our review procedures. As a result, we initially miscalculated the goodwill impairment in the three and nine months ended September 30, 2017. The impairment calculation was corrected prior to the filing of our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017.
Remediation Plan for Material Weakness
We will implement a remediation plan developed to address this material weakness as of September 30, 2017. The remediation efforts we intend to implement include the enhancement of the design of the controls relating to the computation and rigor of review of the goodwill impairment tests. The enhancement of the controls will include the engagement of additional subject matter experts to support the valuation calculations, key assumptions and review process. In addition, we intend to develop new review controls that operate at an appropriate level of precision to prevent or detect potential material errors within the valuation calculations. We believe these measures will remediate the material weakness identified above and will strengthen our internal control over financial reporting for the computation of reporting unit fair value and potential consequent goodwill impairment. We are currently targeting to complete the implementation of the control enhancements during the fourth quarter of 2017. We will test the operating effectiveness of the control enhancements subsequent to implementation. If the remedial measures described above are insufficient to address the material weakness described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Changes in Internal Control Over Financial Reporting: Except as described above, management did not identify any change in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Molina Healthcare, Inc. 2017 Form 10-Q | 63

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

Molina Healthcare, Inc. 2017 Form 10-Q | 64

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 13, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. The risk factors described in our 2016 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the quarter ended September 30, 2017, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Authorized to Be Purchased Under the Plans or Programs
July 1 - July 31	665	$69.18	—	$—
August 1 - August 31	285	$57.03	—	$—
September 1 - September 30	—	$—	—	$—
Total	950	$65.54	—
_______________________

(1)	During the three months ended September 30, 2017, we withheld 950 shares of common stock under our 2011 Equity Incentive Plan to settle employee income tax obligations.

Molina Healthcare, Inc. 2017 Form 10-Q | 65

INDEX TO EXHIBITS

Exhibit No.	Title

10.1	Employment Agreement, dated October 9, 2017, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky. Filed as Exhibit 10.1 to registrant’s Form 8-K filed October 10, 2017.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Taxonomy Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Molina Healthcare, Inc. 2017 Form 10-Q | 66

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	November 5, 2017	/s/ JOSEPH W. WHITE
Joseph W. White
Interim Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2017	/s/ JOSEPH W. WHITE
Joseph W. White
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Molina Healthcare, Inc. 2017 Form 10-Q | 67