Form 10-K
period 2017-12-31
MOLINA HEALTHCARE INC
filed 2018-03-01
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
(562) 435-3666
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of our most recently completed second fiscal quarter, was approximately $2,952.7 million (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2017).
As of February 23, 2018, approximately 59,727,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 2, 2018, are incorporated by reference into Part III of this Form 10-K, to the extent described therein.

MOLINA HEALTHCARE, INC. 2017 FORM 10-K
CROSS-REFERENCE INDEX

ITEM NUMBER		Page

PART I

1.	Business	3-6, 9-16, 25-26, 43-44

1A.	Risk Factors	1-2, 44-64

1B.	Unresolved Staff Comments	Not Applicable.

2.	Properties	43

3.	Legal Proceedings	64

4.	Mine Safety Disclosures	Not Applicable.

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41-43

6.	Selected Financial Data	40-41

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-39

7A.	Quantitative and Qualitative Disclosures About Market Risk	28

8.	Financial Statements and Supplementary Data	69-129

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable.

9A.	Controls and Procedures	64

9B.	Other Information	Not Applicable.

Part III

10.	Directors, Executive Officers and Corporate Governance	130

11.	Executive Compensation	(a)

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b)

13.	Certain Relationships and Related Transactions, and Director Independence	(c), Note 17, Note 18

14.	Principal Accountant Fees and Services	(d)

Part IV

15.	Exhibits and Financial Statement Schedules	131-137

16.	Form 10-K Summary	Not Applicable.

(a)	Incorporated by reference to “Executive Compensation” in the 2018 Proxy Statement.

(b)	Incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement.

(c)	Incorporated by reference to “Related Party Transactions” and “Corporate Governance and Board of Directors Matters — Director Independence” in the 2018 Proxy Statement.

(d)	Incorporated by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2018 Proxy Statement.

MOLINA HEALTHCARE, INC. 2017 FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section of this Form 10-K titled “Risk Factors,” as well as the following:

•	the success of our profit improvement and maintenance initiatives, including the timing and amounts of the benefits realized, and administrative savings achieved;

•	the numerous political and market-based uncertainties associated with the Affordable Care Act (the “ACA”) or “Obamacare;”

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

•	the full reimbursement of the ACA health insurer fee, or HIF;

•	the success of our efforts to retain existing government contracts, including those in Florida, New Mexico, Puerto Rico, Texas, and Washington, including the success of any protest filings;

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

•
the interpretation and implementation of federal or state medical cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit sharing arrangements, and risk adjustment provisions and requirements;

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

Molina Healthcare, Inc. 2017 Form 10-K | 1

•	the success and renewal of our duals demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•	the accurate estimation of incurred but not reported or paid medical costs across our health plans;

•	efforts by states to recoup previously paid and recognized premium amounts;

•	complications, member confusion, or enrollment backlogs related to the annual renewal of Medicaid coverage;

•	government audits and reviews, or potential investigations, and any fine, sanction, enrollment freeze, monitoring program, or premium recovery that may result therefrom;

•	changes with respect to our provider contracts and the loss of providers;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings;

•	the relatively small number of states in which we operate health plans, including the greater scale and revenues of our California, Ohio, Texas, and Washington health plans;

•
the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, repay our outstanding indebtedness at maturity and meet our liquidity needs, including the interest expense and other costs associated with such financing;

•	our failure to comply with the financial or other covenants in our credit agreement, our bridge credit agreement or the indentures governing our outstanding notes;

•	the sufficiency of our funds on hand to pay the amounts due upon conversion or maturity of our outstanding notes;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments, including but not limited to the deductibility of certain compensation costs;

•	newly emergent viruses or widespread epidemics, public catastrophes or terrorist attacks, and associated public alarm; and

•	increasing competition and consolidation in the Medicaid industry.
Each of the terms “Molina Healthcare,Inc.” “Molina Healthcare,” “Company,” “we,” “our,” and “us,” as used herein, refers collectively to Molina Healthcare, Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Molina Healthcare, Inc. 2017 Form 10-K | 2

ABOUT MOLINA HEALTHCARE
Molina Healthcare, Inc. provides managed health care services under the Medicaid and Medicare programs and through the state insurance marketplaces. Through our health plans operating across the nation and in the Commonwealth of Puerto Rico, we serve approximately 4.5 million members.
2017 was a year of great change for Molina Healthcare. On May 2, 2017, after several disappointing quarters in which we continued to underperform relative to our own internal financial metrics and to the managed care sector as a whole, the board terminated the employment of Dr. J. Mario Molina, our former president and chief executive officer, and John C. Molina, our former chief financial officer. Our former chief accounting officer, Joseph W. White, was promoted to chief financial officer and interim president and chief executive officer, while the board launched a search for a permanent president and chief executive officer. Effective as of November 6, 2017, Joseph M. Zubretsky was named as president and chief executive officer of Molina Healthcare. Over the past ten months, the executive management team has been largely restructured.

2017
(Dollars in millions, except per-share amounts)

Total Revenue	Net Loss per Diluted Share	Adjusted Net Loss Per Share*
$19,883	($9.07)	($8.72)

Net Loss Margin	EBITDA*	Ending Membership
(2.6)%	($329)	4,453,000
__________________________
Non-generally accepted accounting principles (Non-GAAP) financial measures referred to in this Form 10-K are designated with an asterisk (*). For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Non-GAAP Financial Measures,” and “MD&A—Supplemental Information.”
OUR MISSION
Our mission is to provide quality healthcare to people receiving government assistance.
OUR BUSINESS STRATEGY
We are building a plan to improve and sustain profitability
Our margin recovery and sustainability plan is designed to:

•	Restore margins through operational improvements and managed care fundamentals

•	Optimize the revenue base for profitability and future revenue growth

•	Enhance balance sheet and capital management discipline
Restore margins through operational improvements and managed care fundamentals
In 2017, we changed leadership, restructured our workforce to better meet the needs of our business, and improved our cost structure. As described further below in “Consolidated Results–Fiscal Year 2017 Financial Summary,” and in the Notes to the Consolidated Financial Statements, Note 15, “Restructuring and Separation Costs,” in 2017 we implemented a comprehensive restructuring and profitability improvement plan that will reduce annualized run-rate expenses by approximately $300 million to $400 million when completed by the end of 2018. As of December 31, 2017, we achieved $235 million of these run-rate reductions on an annualized basis.
We have reconfigured our organization. By reducing the workforce and number of management layers, and increasing management’s span of control, we have achieved significant savings.
We are simplifying our provider networks. We are terminating or renegotiating high-cost providers, narrowing networks in certain geographies, evaluating stop-loss thresholds and carve-outs, implementing value-based

Molina Healthcare, Inc. 2017 Form 10-K | 3

contracting, evaluating ancillary services and pharmacy benefit management pricing and operations, and we have exited direct delivery operations.
We are improving the effectiveness of utilization review and care management. Areas of focus include specialist referrals, pre-authorization, concurrent review, high acuity populations and high utilizers of services, emergency room utilization and behavioral and medical integration.
We are addressing at-risk revenues and risk adjustment. We seek to more effectively engage in state rate setting, improve STAR ratings, increase retention of quality revenue withholds, and focus on coding and documentation to achieve risk scores commensurate with the acuity of our population.
We are improving our claims payment function. The key areas of improvement will include provider experience, payment accuracy and oversight of claims fraud, waste and abuse.
We are evaluating information technology and management. We seek to standardize the administrative platform, streamline operations and procedures, evaluate potential co-sourcing and/or outsource operational components, and consolidate data warehousing and data mining capabilities.
Optimize revenue base for profitability and future revenue growth
We will focus on defending existing revenue.

•	In early 2018, we received the disappointing news that we were unsuccessful in defending all of our New Mexico Medicaid business and most of our Florida Medicaid business during state re-procurements.

◦
We will lodge the necessary protests and appeals to ensure that we have exhausted every avenue available to us for retaining the managed care contracts currently held by our Florida and New Mexico health plans.

◦
In addition, we have taken significant steps to improve our RFP response process to better articulate and present the Molina value proposition. Steps we have taken include marshaling more internal and external resources to support the RFP process, engaging a broader and deeper array of subject matter experts, infusing more local market knowledge into the process, and retaining outside experts in Medicaid procurement to pre-score our proposals and conduct mock reviews.

•	We have also experienced some success in the pursuit of new revenue and the defense of existing revenue:

◦
In May 2017, our Washington health plan was selected by the Washington State Health Care Authority to negotiate and enter into managed care contracts for the North-Central region of the state’s Apple Health Integrated Managed Care Program. The new contract commenced January 1, 2018.

◦
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

◦
In August 2017, our Illinois health plan was awarded a statewide Medicaid managed care contract by the Illinois Department of Healthcare and Family Services. This Medicaid contract further integrates behavioral health and physical health by combining the state’s three current managed care programs into one program. The contract began January 1, 2018, and will continue for four years with options to renew annually for up to four additional years.

We will consider opportunistic revenue growth opportunities only if specific parameters are met. Such parameters include a positive regulatory environment, manageable competitive forces, network viability, the ability to leverage scale and operations, and a scalable population.
We will continue to identify opportunities for significant performance improvement. The under-performing geographies and lines of business we have identified are under intense review for performance improvement to ensure that every product and geography contributes to the portfolio.
We have taken decisive action with respect to our Affordable Care Act (ACA) Marketplace products. Effective January 1, 2018, we have:

Molina Healthcare, Inc. 2017 Form 10-K | 4

•	Exited the Utah and Wisconsin Marketplaces;

•	Reduced the scope of our Washington state Marketplace participation;

•	Increased premiums averaging 58%; and

•	Mitigated our exposure to uncertainties relating to cost sharing reduction (CSR) funding and reconciliation.
Enhance balance sheet and capital management discipline
We are taking steps to improve reserving accuracy, increase tangible net equity, reduce the cost of borrowing, maximize the dividend capacity of our subsidiaries, maximize parent company liquidity and cash flow, deploy excess capital in a balanced manner, and reduce the optionality in our capital structure.
OUR CORE BUSINESS FOOTPRINT TODAY
As of December 31, 2017, our health plan footprint included the five largest Medicaid markets.

OUR SEGMENTS
We manage our operations through three reportable segments. These segments consist of our Health Plans segment, which constitutes the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, acquisition and divestiture activity, and changing laws and regulations. Therefore, these reportable segments may change in the future.
Business and financial overviews for our reportable segments are provided in “MD&A—Reportable Segments.”
Refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies” for revenue information by state health plan, and Note 20, “Segment Information,” for segment revenue, profit and total assets information.

Molina Healthcare, Inc. 2017 Form 10-K | 5

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
See further information regarding non-GAAP measures in the “Supplemental Information” section of this MD&A, including the reconciliations to U.S. GAAP. Non-GAAP financial measures referred to in this Form 10-K are designated with an asterisk (*).

Molina Healthcare, Inc. 2017 Form 10-K | 6

KEY PERFORMANCE INDICATORS
(Dollars in millions except per-share amounts, membership in millions)

	Year Ended December 31,
	2017	2016	2015
Ending total membership	4.5	4.2	3.5

Premium revenue	$18,854	$16,445	$13,261
Health Plans segment medical margin (1)	$1,781	$1,671	$1,467
Operating (loss) income	$(555)	$306	$387

Net (loss) income	$(512)	$52	$143
Net (loss) income per diluted share	$(9.07)	$0.92	$2.58
Diluted weighted average shares outstanding	56.5	56.3	55.6

Adjusted net (loss) income per diluted share*	$(8.72)	$1.28	$2.78
EBITDA*	$(329)	$467	$508

Operating Statistics:
Medical care ratio (2)	90.6%	89.8%	88.9%
G&A ratio (3)	8.0%	7.8%	8.1%
Premium tax ratio (2)	2.3%	2.8%	2.9%
Effective income tax (benefit) expense rate	(16.4)%	74.8%	55.5%
Net (loss) profit margin (3)	(2.6)%	0.3%	1.0%
__________________

(1)	Medical margin is equal to premium revenue minus medical costs.

(2)	Medical care ratio represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(3)	G&A ratio represents general and administrative expenses as a percentage of total revenue. Net (loss) profit margin represents net (loss) income as a percentage of total revenue.
See discussion of Key Performance Indicators in the “Consolidated Results” and “Reportable Segments” sections of this MD&A.

CONSOLIDATED RESULTS
FISCAL YEAR 2017 FINANCIAL SUMMARY

•	Net loss per diluted share was $9.07 in 2017 compared with net income per diluted share of $0.92 in 2016.

•	Adjusted net loss per diluted share* was $8.72 in 2017 compared with adjusted net income per diluted share* of $1.28 in 2016.

•	The medical care ratio increased to 90.6% in 2017, from 89.8% in 2016.

•	The general and administrative ratio increased to 8.0% in 2017, from 7.8% in 2016.

•
We recorded a $73 million charge as a result of the federal government’s decision to stop paying cost sharing reduction rebates (CSRs) to health plans beginning in the fourth quarter of 2017. We believe we are legally entitled to those payments, and will pursue all available means to collect them.

•
We recorded $47 million in charges for Marketplace changes in estimates, including risk adjustment and CSRs, related to 2016 dates of service that were estimated at December 31, 2016, and finalized during the second quarter of 2017.

•	We recognized the $30 million release of the Marketplace-related premium deficiency reserve we had established as of December 31, 2016.

Molina Healthcare, Inc. 2017 Form 10-K | 7

•
We incurred non-cash impairment losses of $470 million in 2017. These losses included $269 million, primarily in connection with our Florida, New Mexico, and Illinois health plans. The impairments at Florida and New Mexico were the result of our recent Medicaid contract losses. The Illinois impairment was the result of management’s determination, in the course of its annual impairment assessment of the goodwill of the Illinois health plan, that the plan’s future cash flow projections were insufficient to produce an estimated fair value in excess of its carrying amount. While we are confident that we can improve profitability in Illinois so that it is a meaningful contributor to our company, the current profit profile of the health plan does not support the purchase prices paid for certain membership years ago.

Also during 2017, we recorded impairment losses of $28 million for our Molina Medicaid Solutions segment because management determined that Molina Medicaid Solutions will provide fewer future benefits for its support of the Health Plans segment than previously anticipated. In addition, we recorded impairment losses of $173 million for our Other segment, primarily relating to our Pathways business, because management determined that Pathways will not provide future benefits relating to the integration of its operations with the Health Plans segment to the extent previously expected.

•
We incurred restructuring and separation costs of $234 million in 2017 as a result of the implementation of our restructuring and profit improvement plan in 2017 (the 2017 Restructuring Plan). As previously disclosed, we estimate that our 2017 Restructuring Plan will reduce annualized run-rate expenses by approximately $300 million to $400 million when completed by the end of 2018. As of December 31, 2017, we achieved $235 million of these run-rate reductions by the elimination of administrative costs (some of which are classified as medical care costs) on an annualized basis. As of December 31, 2017 we had also achieved an undetermined amount of medical care cost savings on an annualized basis through the re-negotiation of various medical provider contracts and the restructuring of our direct delivery operations. We expect to have more visibility into the actual value of these medical care cost savings later in 2018. We incurred substantially all of the costs associated with the 2017 Restructuring Plan in 2017.

•	We incurred $14 million in expenses, including transaction fees, relating to our exchange of equity for $141 million face value of our 1.625% convertible senior notes.

•	We recognized $75 million of other income for fees we received in connection with the termination of a proposed Medicare acquisition in early 2017.

•	We recognized approximately $54 million in additional tax expense during the fourth quarter, due to the revaluation of our deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017.
The following table summarizes significant items affecting 2017 financial results (in millions, except per diluted share amounts).

	Year Ended December 31, 2017
	Amount	Per Diluted Share (1)
Termination of CSR subsidy payments for the fourth quarter of 2017	$73	$0.82
Marketplace adjustments related to risk adjustment, CSR subsidies, and other items for 2016 dates of service	47	0.52
Change in Marketplace premium deficiency reserve for 2017 dates of service	(30)	(0.33)
Impairment losses	470	6.01
Restructuring and separation costs	234	2.86
Loss on debt extinguishment	14	0.24
Fee received for terminated Medicare acquisition	(75)	(0.84)
	$733	$9.28
___________________________

(1)
Amounts shown are before considering revaluation of related deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017, as applicable. Except for certain items that are not deductible for tax purposes, per diluted share amounts are generally calculated at a statutory income tax rate of 37%, which is in excess of the effective tax rate recorded in our consolidated statements of operations.

Molina Healthcare, Inc. 2017 Form 10-K | 8

TRENDS AND UNCERTAINTIES
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

			Premium Revenue
		Membership as of	Year Ended	Anticipated
Health Plan	Medicaid Program(s)	December 31, 2017	December 31, 2017	Award Date	Effective Date
Puerto Rico	All	314,000	$732	Q2 2018	10/1/2018
Texas	ABD, MMP	100,000	$1,814	Q3 2018	1/1/2020
Washington (1)	All in 7 of 9 regions	574,000	$1,861	Q2 2018	1/1/2019
__________________

(1)
The re-procurement information presented for the Washington health plan includes all Medicaid membership in the following regions: Northeast, Northwest, Central and Southeast, Pierce County, King County, Olympic Peninsula, and West-Central. Five of the seven largest regions’ contracts that are awarded will be effective January 1, 2019. The remaining two will be effective on January 1, 2020.

Florida Health Plan. On February 1, 2018, we were selected by the Florida Agency for Health Care Administration (AHCA) to negotiate for the award of a managed care contract in only one region of Florida. That region—Region 11—comprises Miami-Dade and Monroe counties, where we currently serve 59,000 Medicaid members. As of December 31, 2017, we served approximately 360,000 Medicaid members in Florida, which represented approximately $1,486 million premium revenue for the year ended December 31, 2017. This decision does not affect the Florida health plan’s current contracts with AHCA, which run through December 31, 2018. We recorded impairment losses in connection with this event. Refer to the Notes to Consolidated Financial Statements, Note 8, “Goodwill and Intangible Assets, Net,” for further information regarding all impairment losses recorded in 2017.
New Mexico Health Plan. In January 2018, our New Mexico health plan was notified by the New Mexico Human Services Department (HSD) that the health plan had not been selected for the tentative award of a Medicaid contract effective January 1, 2019. As of December 31, 2017, we served approximately 224,000 Medicaid members in New Mexico, which represented approximately $1,205 million premium revenue for the year ended December 31, 2017. This decision does not affect the New Mexico plan’s current contract with HSD which runs through December 31, 2018. We recorded impairment losses in connection with this event.
Illinois Health Plan. In August 2017, our Illinois health plan was awarded a statewide Medicaid managed care contract by the Illinois Department of Healthcare and Family Services. This Medicaid contract further integrates behavioral health and physical health by combining the state’s three current managed care programs into one program. The contract began January 1, 2018, and will continue for four years with options to renew annually for up to four additional years.
Washington Health Plan. In May 2017, our Washington health plan was selected by the Washington State Health Care Authority to negotiate and enter into managed care contracts for the North-Central region of the state’s Apple Health Integrated Managed Care Program. The new contract commenced January 1, 2018.
Pressures on Medicaid Funding
Currently, there are a number of different legislative proposals being considered, some of which would involve significantly reduced federal spending on the Medicaid program, and constitute a fundamental change in the federal role in health care. These proposals include elements such as the following:

•
Ending the entitlement nature of Medicaid by capping future increases in federal health spending for these programs, and shifting more of the risk for health costs in the future to states and consumers;

•	Reversing the ACA’s expansion of Medicaid that enables states to cover low-income childless adults;

•	Changing Medicaid to a state block grant program, including potentially capping spending on a per-enrollee basis (a “per capita cap”);

Molina Healthcare, Inc. 2017 Form 10-K | 9

•	Requiring Medicaid beneficiaries to work;

•	Limiting the amount of lifetime benefits for Medicaid beneficiaries; and

•	Numerous other potential changes and reforms.
ACA and the Marketplace
The future of the Affordable Care Act (ACA) and its underlying programs, including the Marketplace, is subject to substantial uncertainty. Effective January 1, 2018, we have:

•	Exited the Utah and Wisconsin Marketplaces;

•	Reduced the scope of our Washington state Marketplace participation;

•	Increased premiums averaging 58%;

•	Mitigated our exposure to uncertainties relating to cost sharing reduction (CSR) funding and reconciliation; and

•	Adjusted broker commissions to market rates.
As a result of these actions, we estimate that our ACA Marketplace membership will decline to approximately 300,000 members by the end of 2018, from 815,000 members as of December 31, 2017.
REPORTABLE SEGMENTS
HOW WE ASSESS PERFORMANCE
We derive our revenues primarily from health insurance premiums. Our primary customers are state Medicaid agencies and the federal government.
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
Gross margin for our Health Plans segment is referred to as “Medical margin,” and for our Molina Medicaid Solutions and Other segments, as “Service margin.” The service margin is equal to service revenue minus cost of service revenue. Management’s discussion and analysis of the changes in the individual components of medical margin and service margin follows.
SEGMENT SUMMARY

	2017	2016	2015
	(In millions)
Health Plans segment medical margin (1)	$1,781	$1,671	$1,467
Molina Medicaid Solutions segment service margin (2)	16	21	55
Other segment service margin (2)	13	33	5
	$1,810	$1,725	$1,527

Health Plans segment medical care ratio	90.6%	89.8%	88.9%
_______________________

(1)	Represents premium revenue minus medical care costs.

(2)	Represents service revenue minus cost of service revenue.

Molina Healthcare, Inc. 2017 Form 10-K | 10

HEALTH PLANS
BUSINESS OVERVIEW

▪	97.3% of total revenue in 2017

▪	96.9% of total revenue in 2016

▪	Employees: approximately 5,300

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
We participate in the following Medicaid programs:

•	Temporary Assistance for Needy Families, or TANF - The most common Medicaid program, covers primarily low-income families with children.

•
Aged, Blind or Disabled, or ABD - Medicaid ABD programs cover low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries typically use more services than those served by other Medicaid programs because of their critical health issues.

•
Children’s Health Insurance Program, or CHIP - A joint federal and state matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage. States have the option of administering CHIP through their Medicaid programs.

•
Medicaid Expansion - In states that have elected to participate, Medicaid Expansion provides eligibility to nearly all low-income individuals under age 65 with incomes at or below 138% of the federal poverty line.

Marketplace. The ACA authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase health insurance that is federally subsidized, effective January 1, 2014. We participate in the Marketplace in California, Florida, Michigan, New Mexico, Ohio, Texas and Washington. As previously announced, we exited the Utah and Wisconsin ACA Marketplaces effective January 1, 2018.
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
Medicare-Medicaid Plans, or MMPs. Approximately nine million low-income elderly and disabled people are covered under both the Medicare and Medicaid programs. These beneficiaries are more likely than other Medicare beneficiaries to be frail, live with multiple chronic conditions, and have functional and cognitive impairments. Medicare is their primary source of health insurance coverage. Medicaid supplements Medicare by paying for services not covered by Medicare, such as dental care and long-term care services and support, and by helping to cover Medicare’s premiums and cost-sharing requirements. Together, these two programs help to shield very low-income Medicare beneficiaries from potentially unaffordable out-of-pocket medical and long-term care costs. To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligible”), and to

Molina Healthcare, Inc. 2017 Form 10-K | 11

deliver services to these individuals in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual eligible individuals. The health plans participating in such demonstrations are referred to as MMPs. We operate MMPs in six states.
Significant Trends and Developments
Refer to the discussion above, in the “Consolidated Results,” and also below, in “Financial Performance by Program” sections of this MD&A.
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
HIPAA. In 1996, Congress enacted the Health Insurance Portability and Accountability Act (HIPAA). All health plans are subject to HIPAA, including ours. HIPAA generally requires health plans to:

•	Establish the capability to receive and transmit electronically certain administrative health care transactions, such as claims payments, in a standardized format;

•	Afford privacy to patient health information; and

•	Protect the privacy of patient health information through physical and electronic security measures.
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
Quality
Our long-term success depends, in large part, on the quality of the services we provide. As of December 31, 2017, 11 of our 13 health plans were accredited by the National Committee for Quality Assurance (NCQA), including the Multicultural Health Care Distinction, which is awarded to organizations that meet or exceed its rigorous requirements for multicultural health care.
The table below presents our health plans’ NCQA status, as well as their scores as part of the CMS 2017 Star Ratings, which measures the quality of Medicare plans across the country using a 5-star rating system.
We believe that these objective measures of quality are important to state Medicaid agencies, as a growing number of states link reimbursement and patient assignment to quality scores. Additionally, Medicare pays quality bonuses to health plans that achieve high quality.

Molina Healthcare, Inc. 2017 Form 10-K | 12

State	NCQA Health Plan Accreditation	NCQA Multicultural Healthcare Distinction	NCQA Health Insurance Plan Rating 2017-2018 (Medicaid)	Medicare Star Rating 2018
California	Marketplace – Accredited Medicaid – Commendable	Marketplace & Medicaid	3.0 ★★★☆☆	3.0 ★★★☆☆
Florida	Marketplace – Accredited Medicaid – Commendable	Marketplace & Medicaid	3.0 ★★★☆☆	3.0 ★★★☆☆
Illinois	Medicaid – Accredited	Medicaid	3.0 ★★★☆☆	not applicable
Michigan	Marketplace – Accredited Medicaid – Commendable	Marketplace & Medicaid	3.5 ★★★½☆	3.0 ★★★☆☆
New Mexico	Marketplace – Accredited Medicaid – Commendable	Marketplace & Medicaid	3.0 ★★★☆☆	3.0 ★★★☆☆
Ohio	Marketplace – Accredited Medicaid – Accredited	Marketplace & Medicaid	3.5 ★★★½☆	2.5 ★★½☆☆ (Part D Only)
South Carolina	Medicaid – Commendable	Medicaid	3.0 ★★★☆☆	not applicable
Texas	Marketplace – Accredited Medicaid – Commendable	Marketplace & Medicaid	3.5 ★★★½☆	3.0 ★★★☆☆
Utah	Medicaid – Commendable	Medicaid	3.5 ★★★½☆	3.5 ★★★½☆
Washington	Marketplace – Accredited Medicaid – Commendable	Marketplace & Medicaid	3.5 ★★★½☆	3.0 ★★★☆☆
Wisconsin	Medicaid – Commendable	Medicaid	3.5 ★★★½☆	3.5 ★★★½☆

Programs and Services
As of December 31, 2017, the Health Plans segment consisted of health plans operating in 12 states and the Commonwealth of Puerto Rico. These health plans served approximately 4.5 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO).
Our health plans’ state Medicaid contracts generally have terms of three to four years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. The contracts are subject to risk of loss when a state issues a new request for proposal (RFP) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal.
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

Molina Healthcare, Inc. 2017 Form 10-K | 13

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
Premiums by Program
The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a PMPM basis, for the year ended December 31, 2017. The “Consolidated” column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF and CHIP	$110.00	$290.00	$180.00
Marketplace	180.00	480.00	270.00
Medicaid Expansion	320.00	510.00	390.00
ABD	380.00	1,460.00	1,050.00
MMP – Integrated	1,290.00	3,230.00	2,180.00
Medicare	940.00	1,250.00	1,140.00

Molina Healthcare, Inc. 2017 Form 10-K | 14

Molina Healthcare, Inc. 2017 Form 10-K | 15

Membership by Program and Health Plan
The following tables set forth our health plans’ membership as of the dates indicated:

	As of December 31,
	2017	2016	2015
Ending Membership by Program:
TANF and CHIP	2,457,000	2,536,000	2,312,000
Marketplace	815,000	526,000	205,000
Medicaid Expansion	668,000	673,000	557,000
ABD	412,000	396,000	366,000
MMP – Integrated	57,000	51,000	51,000
Medicare	44,000	45,000	42,000
	4,453,000	4,227,000	3,533,000

Ending Membership by Health Plan:
California	746,000	683,000	620,000
Florida (1)	625,000	553,000	440,000
Illinois	165,000	195,000	98,000
Michigan	398,000	391,000	328,000
New Mexico (2)	253,000	254,000	231,000
New York (3)	32,000	35,000	—
Ohio	327,000	332,000	327,000
Puerto Rico	314,000	330,000	348,000
South Carolina	116,000	109,000	99,000
Texas	430,000	337,000	260,000
Utah	152,000	146,000	102,000
Washington	777,000	736,000	582,000
Wisconsin	118,000	126,000	98,000
	4,453,000	4,227,000	3,533,000
_______________________

(1)
On February 1, 2018, we were selected by the Florida Agency for Health Care Administration (AHCA) to negotiate for the award of a managed care contract in only one region of Florida. That region—Region 11—comprises Miami-Dade and Monroe counties, where we currently serve 59,000 Medicaid members. As of December 31, 2017, we served a total of approximately 360,000 Medicaid members in Florida.

(2)
In January 2018, our New Mexico health plan was notified by the New Mexico Human Services Department (HSD) that the health plan had not been selected for the tentative award of a Medicaid contract effective January 1, 2019. As of December 31, 2017, we served approximately 224,000 Medicaid members in New Mexico.

(3)	The New York health plan was acquired on August 1, 2016.

FINANCIAL OVERVIEW
2017 Compared with 2016
In 2017, a 10% increase in membership, and a 5% increase in revenue PMPM, resulted in increased premium revenue of 15%, or $2.4 billion, when compared with 2016.
The medical care ratio increased to 90.6% in 2017, from 89.8% in 2016. Medical margin (measured in absolute dollars) increased 7% in 2017 over 2016. Our 2017 medical care ratio of 90.6% was burdened by substantial unfavorable out-of-period items, including:

•
Approximately $150 million of medical margin deterioration resulting from unfavorable prior period claims development, the related need to replenish margins for adverse development in our liability for medical claims and benefits payable, and increased reserves for premiums we expect to repay to state Medicaid agencies; and

•	Approximately $90 million of unfavorable Marketplace items, most notably the lack of CSR reimbursement in the fourth quarter of 2017.

Molina Healthcare, Inc. 2017 Form 10-K | 16

Absent these items, our medical care ratio for 2017 would have been approximately 89.3%.
2016 Compared with 2015
In 2016, a 27% increase in membership, partially offset by a 3% decrease in revenue PMPM, resulted in increased premium revenue of 24%, or $3.2 billion, when compared with 2015.
The medical care ratio increased to 89.8% in 2016, from 88.9% in 2015. The increase in our medical care ratio was driven primarily by Marketplace membership. Medical margin (measured in absolute dollars) increased 14% in 2016 over 2015. The medical care ratio of all of our programs excluding Marketplace decreased by 10 basis points between 2015 and 2016, as decreasing margins in Medicaid Expansion (where we saw a 300 basis point increase in our medical care ratio) were offset by improved margins in other programs. Consolidated medical care costs measured on a PMPM basis decreased approximately 3% in 2016 when compared with 2015.
FINANCIAL PERFORMANCE BY PROGRAM
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Year Ended December 31, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	30.2	$5,554	$183.75	$5,111	$169.09	92.0%	$443
Medicaid Expansion	8.1	3,150	388.42	2,674	329.73	84.9	476
ABD	4.9	5,135	1,050.41	4,863	994.80	94.7	272
Total Medicaid	43.2	13,839	320.16	12,648	292.61	91.4	1,191
MMP	0.7	1,446	2,177.72	1,317	1,982.36	91.0	129
Medicare	0.5	601	1,143.63	493	939.67	82.2	108
Total Medicare	1.2	2,047	1,722.47	1,810	1,523.15	88.4	237
Core operations	44.4	15,886	357.68	14,458	325.53	91.0	1,428
Marketplace	10.8	2,968	274.47	2,615	241.84	88.1	353
	55.2	$18,854	$341.39	$17,073	$309.14	90.6%	$1,781

	Year Ended December 31, 2016
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	30.2	$5,403	$179.21	$4,950	$164.18	91.6%	$453
Medicaid Expansion	7.8	2,952	378.58	2,475	317.37	83.8	477
ABD	4.7	4,666	991.24	4,277	908.39	91.6	389
Total Medicaid	42.7	13,021	305.28	11,702	274.33	89.9	1,319
MMP	0.6	1,321	2,160.94	1,141	1,866.93	86.4	180
Medicare	0.5	558	1,063.44	515	981.36	92.3	43
Total Medicare	1.1	1,879	1,653.73	1,656	1,457.67	88.1	223
Core operations	43.8	14,900	340.28	13,358	305.03	89.6	1,542
Marketplace	6.7	1,545	231.38	1,416	212.17	91.7	129
	50.5	$16,445	$325.87	$14,774	$292.75	89.8%	$1,671

Molina Healthcare, Inc. 2017 Form 10-K | 17

	Year Ended December 31, 2015
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	25.5	$4,483	$175.64	$4,122	$161.50	92.0%	$361
Medicaid Expansion	5.9	2,389	408.51	1,931	330.18	80.8	458
ABD	4.3	4,124	966.83	3,784	887.27	91.8	340
Total Medicaid	35.7	10,996	308.54	9,837	276.05	89.5	1,159
MMP	0.5	1,066	2,040.08	974	1,863.93	91.4	92
Medicare	0.5	546	1,069.17	502	982.50	91.9	44
Total Medicare	1.0	1,612	1,560.08	1,476	1,428.18	91.5	136
Core operations	36.7	12,608	343.80	11,313	308.51	89.7	1,295
Marketplace	2.6	653	252.58	481	185.85	73.6	172
	39.3	$13,261	$337.79	$11,794	$300.43	88.9%	$1,467
_______________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	“MCR” represents medical costs as a percentage of premium revenue.
2017 TRENDS
Medicaid TANF, CHIP and ABD. TANF represented approximately 40% of our total Medicaid revenue in 2017, with a medical care ratio of 92.0%. Keys to the cost-effective delivery of care to TANF members include:

•	Effective utilization controls and care management, particularly with respect to high-risk pregnancies; and

•	Reducing unit costs of high-cost providers.
Our ABD program represented approximately 37% of our total Medicaid revenue in 2017, with a medical care ratio of 94.7%. Keys to the cost-effective delivery of care to ABD members include:

•	Improved care management and coordination of services for high acuity populations, focusing on the integration of behavioral and physical health services;

•	Targeting high risk members for care management intervention and more comprehensive documentation of medical conditions; and

•	Improved management of community and other long-term care services for members in this program.
Medicaid Expansion. Medicaid Expansion represented approximately 23% of our total Medicaid revenue in 2017, with a medical care ratio of 84.9%. This program continues to contribute favorably to our overall profitability and was responsible for approximately 40% of our total Medicaid medical margin for 2017. While premiums and margins for Medicaid Expansion have been declining in recent years, the rating environment appears to have stabilized.
Marketplace. The Marketplace 2017 medical care ratio was 88.1%. As noted above, the Marketplace program was burdened in 2017 by a net $90 million unfavorable impact from various Marketplace CSR, risk adjustment and premium deficiency reserve items. In response to profitability challenges, effective January 1, 2018, we exited the Marketplaces entirely in Utah and Wisconsin while also limiting our presence in Washington. Also effective January 1, 2018, we increased Marketplace premium rates by an average of 58%.
2017 Compared with 2016
Medicaid TANF and CHIP. The performance of TANF and CHIP was very consistent between 2017 and 2016, with flat enrollment, a premium revenue increase of approximately 3%; and an increase in the medical care ratio to 92.0% in 2017, from 91.6% in 2016.
Medicaid ABD. ABD enrollment grew approximately 4% in 2017 compared with 2016, while premium revenue grew by approximately 10%. The medical care ratio for our ABD membership deteriorated to 94.7% in 2017, from 91.6% in 2016. The deterioration in medical cost performance was most notable in Michigan, New Mexico and Texas.
Medicaid Expansion. Medicaid Expansion enrollment grew approximately 4% in 2017 compared with 2016, while premium revenue grew by approximately 7%. The medical care ratio for our Medicaid Expansion membership deteriorated to 84.9% in 2017 from 83.8% in 2016. Reduced premium rates in California were the primary driver of declining performance in 2017.

Molina Healthcare, Inc. 2017 Form 10-K | 18

MMP and Medicare. MMP and Medicare enrollment and premium combined grew by approximately 9% in 2017 compared with 2016. The medical care ratio for this membership increased 30 basis points from 2016 to 2017.
Marketplace. Marketplace enrollment increased over 60% in 2017 compared with 2016, while premium revenue increased over 90%. Despite a decrease in the medical care ratio of 360 basis points in 2017 compared with 2016, our Marketplace program still failed to meet expectations in 2017.
2016 Compared with 2015
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
Marketplace. Our Marketplace program performed poorly in 2016. The medical care ratio of our Marketplace membership increased to 91.7% in 2016, from 73.6% in 2015. This decline in profitability was the result of lower premium revenue PMPM, the recording of a $30 million premium deficiency reserve at December 31, 2016, and higher medical costs PMPM.
The poor performance of our Marketplace program in 2016 was exacerbated by the federal government’s failure to pay amounts owed to our health plans under the Marketplace risk corridor program. We believe our health plans are owed approximately $76 million in Marketplace risk corridor payments for 2016 dates of service, but have not recorded any amounts associated with this claim.

Molina Healthcare, Inc. 2017 Form 10-K | 19

FINANCIAL PERFORMANCE BY STATE HEALTH PLAN
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):
Health Plans Segment Financial Data — Core Operations (Medicaid and Medicare Combined)

	Year Ended December 31, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	7.4	$2,392	$321.46	$2,117	$284.53	88.5%	$275
Florida	4.3	1,522	350.15	1,461	335.97	96.0	61
Illinois	2.1	593	286.69	638	308.41	107.6	(45)
Michigan	4.6	1,545	334.22	1,360	294.15	88.0	185
New Mexico	2.9	1,258	439.95	1,166	407.94	92.7	92
New York (1)	0.4	181	449.85	170	424.17	94.3	11
Ohio	3.9	2,130	544.98	1,894	484.66	88.9	236
Puerto Rico (1)	3.8	732	190.13	691	179.65	94.5	41
South Carolina	1.4	445	328.41	412	304.04	92.6	33
Texas	2.8	2,150	769.82	1,978	708.20	92.0	172
Utah	1.1	355	316.44	290	258.96	81.8	65
Washington	8.9	2,445	275.64	2,143	241.55	87.6	302
Wisconsin	0.8	131	168.64	107	136.84	81.1	24
Other (2)	—	7	—	31	—	—	(24)
	44.4	$15,886	$357.68	$14,458	$325.53	91.0%	$1,428

	Year Ended December 31, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	7.4	$2,247	$304.83	$1,900	$257.72	84.5%	$347
Florida	4.1	1,348	329.58	1,227	299.94	91.0	121
Illinois	2.3	603	258.72	568	243.71	94.2	35
Michigan	4.7	1,517	324.18	1,339	286.00	88.2	178
New Mexico	2.8	1,245	440.63	1,162	411.30	93.3	83
New York (1)	0.2	82	446.72	79	431.73	96.6	3
Ohio	3.9	1,927	490.71	1,718	437.56	89.2	209
Puerto Rico (1)	4.0	726	180.65	694	172.57	95.5	32
South Carolina	1.3	378	296.58	320	250.97	84.6	58
Texas	2.9	2,182	744.65	1,926	657.38	88.3	256
Utah	1.1	344	297.68	296	256.31	86.1	48
Washington	8.1	2,146	263.50	1,936	237.66	90.2	210
Wisconsin	1.0	142	165.95	106	123.44	74.4	36
Other (2)	—	13	—	87	—	—	(74)
	43.8	$14,900	$340.28	$13,358	$305.03	89.6%	$1,542

Molina Healthcare, Inc. 2017 Form 10-K | 20

	Year Ended December 31, 2015
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	6.9	2,163	$314.73	$1,901	$276.57	87.9%	$262
Florida	2.4	802	333.18	801	333.02	100.0	1
Illinois	1.2	398	329.48	367	303.72	92.2	31
Michigan	3.4	1,068	318.95	901	268.91	84.3	167
New Mexico	2.7	1,226	450.16	1,097	402.85	89.5	129
New York (1)	—	—	—	—	—	—	—
Ohio	4.0	2,025	500.15	1,710	422.43	84.5	315
Puerto Rico (1)	3.2	567	178.31	505	158.80	89.1	62
South Carolina	1.3	348	267.25	278	213.30	79.8	70
Texas	3.0	1,918	639.47	1,778	592.95	92.7	140
Utah	1.1	318	293.42	285	263.18	89.7	33
Washington	6.6	1,586	241.84	1,454	221.75	91.7	132
Wisconsin	0.9	148	157.14	113	120.06	76.4	35
Other (2)	—	41	—	123	—	—	(82)
	36.7	$12,608	$343.80	$11,313	$308.51	89.7%	$1,295

Health Plans Segment Financial Data — Marketplace

	Year Ended December 31, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.7	$309	$185.88	$231	$138.61	74.6%	$78
Florida	3.6	1,046	293.35	1,009	283.17	96.5	37
Michigan	0.3	51	180.26	38	135.64	75.2	13
New Mexico	0.3	110	349.50	84	264.14	75.6	26
Ohio	0.2	86	363.24	81	340.44	93.7	5
Texas	2.6	663	250.08	517	195.20	78.1	146
Utah	0.9	180	215.93	178	213.33	98.8	2
Washington	0.5	163	317.39	156	304.74	96.0	7
Wisconsin	0.7	360	477.53	327	433.98	90.9	33
Other (2)	—	—	—	(6)	—	—	6
	10.8	$2,968	$274.47	$2,615	$241.84	88.1%	$353

Molina Healthcare, Inc. 2017 Form 10-K | 21

	Year Ended December 31, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.8	$131	$166.01	$129	$164.35	99.0%	$2
Florida	2.6	590	228.65	538	208.53	91.2	52
Michigan	—	10	232.88	6	154.32	66.3	4
New Mexico	0.2	60	287.37	47	223.85	77.9	13
Ohio	0.1	40	348.06	29	254.78	73.2	11
Texas	1.4	279	208.48	184	137.13	65.8	95
Utah	0.7	103	166.21	127	204.14	122.8	(24)
Washington	0.3	76	272.48	79	284.87	104.5	(3)
Wisconsin	0.6	256	363.54	282	399.51	109.9	(26)
Other (2)	—	—	—	(5)	—	—	5
	6.7	$1,545	$231.38	$1,416	$212.17	91.7%	$129

	Year Ended December 31, 2015
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.2	$37	$179.77	$25	$124.68	69.4%	$12
Florida	1.7	397	229.85	280	162.04	70.5	117
Michigan	—	4	212.70	2	124.35	58.5	2
New Mexico	0.1	11	242.42	9	185.13	76.4	2
Ohio	0.1	10	399.81	8	290.81	72.7	2
Texas	0.1	45	286.78	31	197.41	68.8	14
Utah	0.1	16	221.00	15	202.41	91.6	1
Washington	—	19	369.59	16	301.94	81.7	3
Wisconsin	0.3	114	403.08	102	362.28	89.9	12
Other (2)	—	—	—	(7)	—	—	7
	2.6	$653	$252.58	$481	$185.85	73.6%	$172

Molina Healthcare, Inc. 2017 Form 10-K | 22

Health Plans Segment Financial Data — Total

	Year Ended December 31, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	9.1	$2,701	$296.68	$2,348	$257.86	86.9%	$353
Florida	7.9	2,568	324.56	2,470	312.18	96.2	98
Illinois	2.1	593	286.69	638	308.41	107.6	(45)
Michigan	4.9	1,596	325.43	1,398	285.11	87.6	198
New Mexico	3.2	1,368	430.97	1,250	393.67	91.3	118
New York (1)	0.4	181	449.85	170	424.17	94.3	11
Ohio	4.1	2,216	534.56	1,975	476.39	89.1	241
Puerto Rico (1)	3.8	732	190.13	691	179.65	94.5	41
South Carolina	1.4	445	328.41	412	304.04	92.6	33
Texas	5.4	2,813	516.84	2,495	458.50	88.7	318
Utah	2.0	535	273.55	468	239.49	87.5	67
Washington	9.4	2,608	277.93	2,299	245.01	88.2	309
Wisconsin	1.5	491	320.71	434	283.14	88.3	57
Other (2)	—	7	—	25	—	—	(18)
	55.2	$18,854	$341.39	$17,073	$309.14	90.6%	$1,781

	Year Ended December 31, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	8.2	$2,378	$291.41	$2,029	$248.70	85.3%	$349
Florida	6.7	1,938	290.56	1,765	264.60	91.1	173
Illinois	2.3	603	258.72	568	243.71	94.2	35
Michigan	4.7	1,527	323.36	1,345	284.82	88.1	182
New Mexico	3.0	1,305	430.15	1,209	398.49	92.6	96
New York (1)	0.2	82	446.72	79	431.73	96.6	3
Ohio	4.0	1,967	486.66	1,747	432.36	88.8	220
Puerto Rico (1)	4.0	726	180.65	694	172.57	95.5	32
South Carolina	1.3	378	296.58	320	250.97	84.6	58
Texas	4.3	2,461	576.69	2,110	494.41	85.7	351
Utah	1.8	447	251.63	423	238.03	94.6	24
Washington	8.4	2,222	263.80	2,015	239.21	90.7	207
Wisconsin	1.6	398	255.30	388	248.28	97.2	10
Other (2)	—	13	—	82	—	—	(69)
	50.5	$16,445	$325.87	$14,774	$292.75	89.8%	$1,671

Molina Healthcare, Inc. 2017 Form 10-K | 23

	Year Ended December 31, 2015
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	7.1	$2,200	$310.86	$1,926	$272.22	87.6%	$274
Florida	4.1	1,199	289.95	1,081	261.49	90.2	118
Illinois	1.2	398	329.48	367	303.72	92.2	31
Michigan	3.4	1,072	318.47	903	268.27	84.2	169
New Mexico	2.8	1,237	446.47	1,106	398.98	89.4	131
New York (1)	—	—	—	—	—	—	—
Ohio	4.1	2,035	499.52	1,718	421.61	84.4	317
Puerto Rico (1)	3.2	567	178.31	505	158.80	89.1	62
South Carolina	1.3	348	267.25	278	213.30	79.8	70
Texas	3.1	1,963	621.97	1,809	573.32	92.2	154
Utah	1.2	334	288.83	300	259.32	89.8	34
Washington	6.6	1,605	242.82	1,470	222.36	91.6	135
Wisconsin	1.2	262	213.95	215	176.01	82.3	47
Other (2)	—	41	—	116	—	—	(75)
	39.3	$13,261	$337.79	$11,794	$300.43	88.9%	$1,467
______________________________

(1)	The New York health plan was acquired on August 1, 2016. Our Puerto Rico health plan began serving members on April 1, 2015.

(2)	“Other” medical care costs include primarily medically related administrative costs of the parent company, and direct delivery costs.
MEDICAL CARE COSTS BY TYPE
Our medical care costs include amounts that have been paid by us through the reporting date as well as estimated liabilities for medical care costs incurred but not paid by us as of the reporting date. The following table provides the details of consolidated medical care costs by type for the periods indicated (dollars in millions except PMPM amounts):

	Year Ended December 31,
	2017			2016			2015
	Amount	PMPM	% of Total	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$12,682	$229.63	74.3%	$10,993	$217.84	74.4%	$8,572	$218.35	72.7%
Pharmacy	2,563	46.40	15.0	2,213	43.84	15.0	1,610	41.01	13.7
Capitation	1,360	24.63	8.0	1,218	24.13	8.2	982	25.02	8.3
Direct delivery	73	1.33	0.4	78	1.55	0.5	128	3.26	1.1
Other	395	7.15	2.3	272	5.39	1.9	502	12.79	4.2
	$17,073	$309.14	100.0%	$14,774	$292.75	100.0%	$11,794	$300.43	100.0%
PREMIUM TAXES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.3% in 2017, 2.8% in 2016, and 2.9% in 2015. The decreases in the premium tax ratio were primarily due to the significant revenue growth at our Florida health plan in 2017 and 2016, which operates in a state with no premium tax, and growth in MMP revenue. The Medicare portion of MMP revenue is not subject to premium tax.
HEALTH INSURER FEES (HIF)
The Consolidated Appropriations Act of 2016 provided for a HIF moratorium in 2017. Therefore, there were no health insurer fees reimbursed, nor health insurer fees incurred, in 2017.

Molina Healthcare, Inc. 2017 Form 10-K | 24

HIF reimbursed, as a percentage of premium revenue, was consistent at 1.8% in 2016 and 2015.
IMPAIRMENT LOSSES
In 2017, we incurred $269 million of impairment losses related to our Health Plans segment, primarily in connection with our Florida, New Mexico, and Illinois health plans. The impairments at Florida and New Mexico were the result of our recent Medicaid contract losses. The Illinois impairment was the result of management’s determination, in the course of its annual impairment assessment of the goodwill of the Illinois health plan, that the plan’s future cash flow projections were insufficient to produce an estimated fair value in excess of its carrying amount. While we are confident that we can improve profitability in Illinois so that it is a meaningful contributor to our company, the current profit profile of the health plan does not support the purchase prices paid for certain membership years ago.

MOLINA MEDICAID SOLUTIONS

BUSINESS OVERVIEW

▪	1.0% of total revenue in 2017

▪	1.1% of total revenue in 2016

▪	Employees: approximately 1,200

Programs and Services
The Molina Medicaid Solutions segment provides support to state government agencies in the administration of their Medicaid programs including business processing, information technology development, and administrative services. Molina Medicaid Solutions is under contract with Medicaid agencies in six states, and the U.S. Virgin Islands. Our existing state Medicaid management information system (MMIS) contracts have terms that currently extend to 2018 through 2025, before renewal options.
Competition and Regulation
Molina Medicaid Solutions competes with large MMIS vendors, such as DXC Technology Company, Conduent, Inc. and CNSI. Molina Medicaid Solutions’ contracts with state government customers may include unique and specialized performance requirements. In particular, contracts with state government customers are subject to various procurement regulations, contract provisions, and other requirements relating to their formation, administration, and performance.

FINANCIAL OVERVIEW
2017 Compared with 2016
The year over year change in service margin was insignificant to our consolidated results of operations.
As discussed further in the Notes to Consolidated Financial Statements, Note 8, “Goodwill and Intangible Assets, Net,” in 2017 we recorded goodwill impairment losses of $28 million.
2016 Compared with 2015
Service margin declined $34 million in 2016 compared with 2015, primarily due to increased service costs associated with legacy state contracts that were re-procured.

Molina Healthcare, Inc. 2017 Form 10-K | 25

OTHER

BUSINESS OVERVIEW

▪	1.7% of total revenue in 2017

▪	2.0% of total revenue in 2016

▪	Employees: Corporate – approximately 7,100; Pathways – approximately 6,000

Programs and Services
The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
We acquired the outstanding ownership interests in Pathways Health and Community Support, LLC (Pathways), formerly known as Providence Human Services, LLC, in late 2015. Substantially all of Pathways’ revenue is derived from contracts with state or local government agencies and government intermediaries, the majority of which are negotiated fee-for-service arrangements.
FINANCIAL OVERVIEW
2017 Compared with 2016
Service margin declined $20 million in 2017 compared with 2016, due primarily to reduced revenues as a result of the termination of operations in selected markets, and increased professional labor benefit expenses.
As discussed further in the Notes to Consolidated Financial Statements, Note 8, “Goodwill and Intangible Assets, Net,” in 2017 we recorded impairment losses primarily relating to our Pathways subsidiary, of $162 million for goodwill and $11 million for intangible assets.
2016 Compared with 2015
Service margin was $33 million in 2016 and insignificant in 2015. The service margin in 2015 was insignificant because our acquisition of Pathways was not completed until the fourth quarter of 2015.

OTHER CONSOLIDATED INFORMATION
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses as a percentage of total revenue (the “general and administrative expense ratio”) was 8.0% in 2017, 7.8% in 2016, and 8.1% in 2015. Our general and administrative ratio has been relatively constant since the phase-in of the ACA Medicaid Expansion and Marketplace programs beginning in 2014.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization amounted to 0.9%, 1.0% and 0.8% of total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
RESTRUCTURING AND SEPARATION COSTS
For a comprehensive discussion of our 2017 Restructuring Plan, refer to “Liquidity and Financial Condition—Future Sources and Uses of Liquidity,” in this MD&A, and Notes to Consolidated Financial Statements, Note 15, “Restructuring and Separation Costs.”
INTEREST EXPENSE
Interest expense increased to $118 million for the year ended December 31, 2017, compared with $101 million for the year ended December 31, 2016. The increase was due primarily to our issuance of $330 million aggregate principal amount of senior notes (the 4.875% Notes) due June 15, 2025, and $300 million borrowed under our

Molina Healthcare, Inc. 2017 Form 10-K | 26

Credit Facility in the third quarter of 2017. For further details regarding debt financing transactions, please refer to the Notes to Consolidated Financial Statements, Note 11, “Debt.”
Interest expense increased to $101 million for the year ended December 31, 2016, compared with $66 million for the year ended December 31, 2015. The increase was due primarily to our issuance of $700 million aggregate principal amount of senior notes (the 5.375% Notes) due November 15, 2022, in the fourth quarter of 2015.
Interest expense includes non-cash interest expense relating to the amortization of the discount on our long-term debt obligations, which amounted to $32 million, $31 million and $30 million for the years ended December 31, 2017, 2016, and 2015, respectively.
INCOME TAXES
The revaluation of deferred tax assets in connection with the Tax Cuts and Jobs Act of 2017 resulted in $54 million additional income tax expense in the year ended December 31, 2017 ($0.95 per diluted share). In addition, the effective tax benefit for 2017 is less than the statutory tax benefit due to the relatively large amount of reported expenses that are not deductible for tax purposes, primarily relating to goodwill impairment losses and separation costs.
The decrease in income before taxes in 2016 compared with 2015, combined with the relatively large amount of reported expenses that are not deductible for tax purposes, resulted in an effective tax rate in excess of 70% for the full year 2016, compared with 55.5% for 2015.

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

Molina Healthcare, Inc. 2017 Form 10-K | 27

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
Our non-current restricted investments are invested principally in certificates of deposit and U.S. treasury securities; we have the ability to hold our non-current restricted investments until maturity. We also maintain certain funds from the issuance of our 4.875% Notes in a segregated deposit account, a current asset reported as “Restricted investments” in the accompanying consolidated balance sheets. Such investments, while restricted as to their use and held in a segregated deposit account, are classified as available-for-sale based upon our contractual liquidity requirements.
All of our unrestricted investments are classified as current assets and are presented in the table below.

Investment income increased in 2017 compared with 2016, and in 2016 compared with 2015, primarily due to the increase in invested assets in each of 2017 and 2016. See further discussion below in “Liquidity.”
MARKET RISK
Our earnings and financial position are exposed to financial market risk relating changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2017, the fair value of our fixed income investments would decrease by approximately $24 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to the Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” Note 5, “Investments,” and Note 9, “Restricted Investments, Non-current.”
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. As of December 31, 2017, $300 million was outstanding under the Credit Facility.
In January 2018, we entered into a bridge credit agreement (Bridge Credit Agreement) with several banks. Under the Bridge Credit Agreement, the banks agreed to lend us up to $550 million to be used to: (i) satisfy conversions of

Molina Healthcare, Inc. 2017 Form 10-K | 28

our 1.125% Convertible Notes; (ii) satisfy and/or refinance indebtedness incurred to satisfy conversion of the 1.125% Convertible Notes; (iii) repay or refinance our Credit Facility; (iv) pay fees and expenses in connection with the foregoing; and, subject to the satisfaction of specified conditions, for general corporate purposes. Borrowings under the Bridge Credit Agreement will bear interest based, at our election, at a base rate or an adjusted LIBOR rate, plus in each case the applicable margin. No amounts are currently outstanding under the Bridge Credit Agreement.

LIQUIDITY
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Year Ended December 31,
	2017	2016	2015	2016 to 2017 Change	2015 to 2016 Change
	(In millions)
Net cash provided by operating activities	$804	$673	$1,125	$131	$(452)
Net cash used in investing activities	(1,073)	(202)	(1,420)	(871)	1,218
Net cash provided by financing activities	636	19	1,085	617	(1,066)
Net increase in cash and cash equivalents	$367	$490	$790	$(123)	$(300)
Operating Activities
2017 Compared with 2016
Net cash provided by operating activities was $804 million in 2017 compared with $673 million in 2016, an increase of $131 million, due to the following factors:
The combined effect of our 2017 net loss and adjustments to cash provided by operating activities, which included non-cash impairment losses of $470 million and non-cash restructuring charges of $60 million, resulted in a $114 million use of cash.
Receivables and deferred revenue. Cash flows from operations in each year were impacted by the timing of payments we receive from our states. In general, states may delay our premium payments, which we record as a receivable, or they may prepay the following month’s premium payment, which we record as deferred revenue. We typically receive capitation payments monthly; however, the states in which we operate may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period. In the current year, the net effect of the timing of premiums received at our California, Florida, Illinois, and Washington health plans positively impacted our cash flows from operating activities in the amount of $325 million.
Amounts due government agencies. While amounts due government agencies increased $340 million in 2017, this increase was less than the increase experienced in 2016, resulting in a decrease to cash flows from operations of $132 million. This decrease was due primarily to a decline in the amounts accrued for Health Plans segment programs that mandate medical cost floors or medical cost corridors, under which a portion of certain Medicaid, Medicare, and Marketplace premiums received by our health plans may be returned if certain minimum amounts are not spent on defined medical care costs. This decrease was partially offset by increased Marketplace risk adjustment accruals.
2016 Compared with 2015
Net cash provided by operating activities was $673 million in 2016, compared with $1,125 million in 2015, a decrease of $452 million. This decrease was due primarily to a $91 million decrease in net income, and the following factors:
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

Molina Healthcare, Inc. 2017 Form 10-K | 29

Medical claims and benefits payable. In 2016, the change in medical claims and benefits payable reduced cash flows from operations by $256 million, primarily because membership and related medical costs grew at a higher rate in 2015 than in 2016, resulting in a lower year-over-year change in 2016.
Amounts due government agencies. In 2016, the change in amounts due government agencies, when compared with the change in 2015, increased cash flows from operations by $271 million, due primarily to increased accruals for Marketplace risk adjustments.
Investing Activities
2017 Compared with 2016
Net cash used in investing activities was $1,073 million in 2017, compared with $202 million in 2016, an increase of $871 million. More cash was used in investing activities in 2017 primarily due to $789 million of increased purchases of investments as a result of the 2017 financing transactions described below, and $195 million decreased proceeds from sales and maturities of investments.
2016 Compared with 2015
Net cash used in investing activities was $202 million in 2016, compared with $1,420 million in 2015, a decrease of $1,218 million. Less cash was used in investing activities in 2016 primarily due to $840 million increased proceeds from sales and maturities of investments, and a reduction in cash paid in business combinations of $402 million in 2016, compared with 2015.
Financing Activities
2017 Compared with 2016
Cash provided by financing activities was $636 million in 2017, compared with $19 million in 2016. In 2017, cash inflows included $325 million for the net proceeds from our issuance of 4.875% Notes, and borrowings of $300 million under our Credit Facility, with no comparable activity in 2016.
2016 Compared with 2015
Cash provided by financing activities was $19 million in 2016, compared with $1,085 million in 2015. In 2015, we received net proceeds from our fiscal 2015 offerings of the 5.375% Notes amounting to $689 million, and common stock amounting to $373 million, with no comparable activity in 2016.
FINANCIAL CONDITION
We believe that our cash resources and internally generated funds will be sufficient to support our operations, regulatory requirements, and capital expenditures for at least the next 12 months.
On a consolidated basis, at December 31, 2017, our working capital was $1,954 million compared with $1,418 million at December 31, 2016. At December 31, 2017, our cash and investments amounted to $6,000 million, compared with $4,689 million of cash and investments at December 31, 2016.
Debt Ratings. Our 5.375% Notes and 4.875% Notes are rated “BB-” by Standard & Poor’s, and “B3” by Moody’s Investor Service, Inc. A significant downgrade in our ratings could adversely affect our borrowing capacity and costs.
Financial Covenants. Our Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios, presented below, are computed as defined by the terms of the Credit Facility.

Credit Facility Financial Covenants	Required Per Agreement	As of December 31, 2017

Net leverage ratio	<4.0x	3.1x
Interest coverage ratio	>3.5x	6.7x
In addition, the terms of our 4.875% Notes, 5.375% Notes and each of the 1.125% and 1.625% Convertible Notes contain cross-default provisions with the Credit Facility that are triggered upon an event of default under the Credit Facility, and when borrowings under the Credit Facility equal or exceed certain amounts as defined in the related indentures. As of December 31, 2017, we were in compliance with all covenants under the Credit Facility.

Molina Healthcare, Inc. 2017 Form 10-K | 30

FUTURE SOURCES AND USES OF LIQUIDITY
Sources
Parent Cash and Cash Equivalents. Cash, cash equivalents and investments held by the parent company—Molina Healthcare, Inc.—amounted to $696 million as of December 31, 2017.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. We received $245 million, $100 million, and $125 million in dividends from our regulated health plan subsidiaries in 2017, 2016, and 2015, respectively. We received $41 million, $1 million and $17 million in dividends from our unregulated subsidiaries during 2017, 2016 and 2015, respectively. See further discussion in the Notes to Consolidated Financial Statements, Note 19, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions,” and Note 22, “Condensed Financial Information of Registrant—Note C - Dividends and Capital Contributions.”
Borrowing Capacity and Debt Financing. We have available borrowing capacity of $550 million under our Bridge Credit Agreement (which amount is subject to the use of proceeds restrictions set forth in its terms), and $194 million under our Credit Facility. On June 6, 2017, we completed the private offering of $330 million aggregate principal amount of the 4.875% Notes. As a result of the proceeds from this transaction, we have adequate cash held in a restricted account available to repay the $161 million principal balance outstanding under our 1.625% Convertible Notes, if noteholders exercise their conversion or put rights in 2018. See further discussion in the Notes to Consolidated Financial Statements, Note 11, “Debt,” for further information.
2017 Restructuring Plan. As previously disclosed, we estimate that our 2017 Restructuring Plan will reduce annualized run-rate expenses by approximately $300 million to $400 million when completed by the end of 2018. As of December 31, 2017, we achieved $235 million of these run-rate reductions by the elimination of administrative costs (some of which are classified as medical care costs) on an annualized basis. As of December 31, 2017 we had also achieved an undetermined amount of medical care cost savings on an annualized basis through the re-negotiation of various medical provider contracts and the restructuring of our direct delivery operations. We expect to have more visibility into the actual value of these medical care cost savings later in 2018. We incurred substantially all of the costs associated with the 2017 Restructuring Plan in 2017. The following table illustrates our current estimates of run-rate savings associated with the 2017 Restructuring Plan:

Estimated Savings Expected to be Realized by Reportable Segment	Health Plans	Other	Total
	(In millions)
General and administrative expenses	$65	$92 to $152	$157 to $217
Medical care costs	$126 to $166	$17	$143 to $183
	$191 to $231	$109 to $169	$300 to $400
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
Uses
Regulatory Capital Requirements. In 2017, 2016, and 2015, we contributed capital of $370 million, $338 million, and $320 million, respectively, to our health plans subsidiaries to satisfy statutory net worth requirements. For a comprehensive discussion of this topic, refer to the Notes to Consolidated Financial Statements, Note 19, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
Convertible Senior Notes. Refer to the Notes to Consolidated Financial Statements, Note 11, “Debt,” for a detailed discussion of our Convertible Senior Notes. Both our 1.625% Convertible Notes and our 1.125% Convertible Notes are convertible into cash prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger.

Molina Healthcare, Inc. 2017 Form 10-K | 31

The stock price trigger for the 1.625% Notes is $75.51 per share. The 1.625% Convertible Notes did not meet this trigger in the quarter ended December 31, 2017. However, on contractually specified dates beginning in 2018, holders of the 1.625% Convertible Notes may require us to repurchase some or all of such notes. In addition, beginning May 15, 2018 until August 19, 2018, holders may convert some or all of the 1.625% Convertible Notes. Because of these put and conversion features, the 1.625% Convertible Notes are reported in current portion of long-term debt as of December 31, 2017. As described above, we have adequate cash held in a restricted account available to repay the 1.625% Convertible Notes, if noteholders exercise their conversion or put rights in 2018.
The stock price trigger for the 1.125% Notes is $53.00 per share. The 1.125% Convertible Notes met this trigger in the quarter ended December 31, 2017, and are convertible to cash through at least March 31, 2018. Because the 1.125% Convertible Notes may be converted into cash within 12 months, the $550 million carrying amount is reported in current portion of long-term debt as of December 31, 2017. For economic reasons related to the trading market for our 1.125% Convertible Notes, we believe that the amount of the notes that may be converted over the next twelve months, if any, will not be significant. However, if the trading market for our 1.125% Convertible Notes becomes closed or restricted due to market turmoil or other reasons such that the notes cannot be traded, or if the trading price of our 1.125% Notes, which normally trade at a marginal premium to the underlying composite stock-and-interest economic value, no longer includes that marginal premium, holders of our 1.125% Convertible Notes may elect to convert the notes to cash. If conversion requests are received, the settlement of the notes must be paid in cash pursuant to the terms of the relevant indentures. We have sufficient available cash, combined with borrowing capacity available under our Credit Facility and Bridge Credit Agreement, to fund conversions should they occur.
Exchange Offers. We may from time to time seek to retire or purchase material amounts of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. For example, on December 7, 2017, we announced that on December 6, 2017 we priced a synthetic exchange transaction with a limited number of holders of our 1.625% Convertible Notes pursuant to which we agreed to repurchase from such noteholders an aggregate of $141 million principal amount of our 1.625% Convertible Notes and simultaneously issue to such noteholders an aggregate of 2.6 million shares of our common stock registered under the shelf registration statement described above. Future repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

CONTRACTUAL OBLIGATIONS
In the table below, we present our contractual obligations as of December 31, 2017. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.
Additionally, we have a variety of other contractual agreements related to acquiring services used in our operations. However, we believe these other agreements do not contain material non-cancelable commitments.

	Total (1)	2018	2019-2020	2021-2022	2023 and after
	(In millions)
Medical claims and benefits payable	$2,192	$2,192	$—	$—	$—
Principal amount of debt (2)	2,041	—	550	1,000	491
Amounts due government agencies	1,542	1,542	—	—	—
Lease financing obligations	410	17	37	39	317
Interest on long-term debt	428	73	140	119	96
Operating leases	262	67	109	52	34
Purchase commitments	11	6	5	—	—
	$6,886	$3,897	$841	$1,210	$938
_______________________________

(1)
As of December 31, 2017, we have recorded approximately $13 million of unrecognized tax benefits. The table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. For further information, refer to Notes to Consolidated Financial Statements, Note 13, “Income Taxes.”

Molina Healthcare, Inc. 2017 Form 10-K | 32

(2)
Represents the principal amounts due on our 5.375% Notes due 2022, 1.125% Convertible Notes due 2020, 4.875% Notes due 2025, Credit Facility due 2022, and our 1.625% Convertible Notes due 2044. The amounts in the table reflect the 1.625% Convertible Notes’ contractual maturity date in 2044; however, on specified dates beginning in 2018, holders of the 1.625% Convertible Notes may convert, or may require us to repurchase some or all of the 1.625% Convertible Notes, as described in the Notes to Consolidated Financial Statements, Note 11, “Debt.”

Commitments and Contingencies. We are not a party to off-balance sheet financing arrangements, except for operating leases which are disclosed in the Notes to Consolidated Financial Statements, Note 19, “Commitments and Contingencies.”

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

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates. Our most significant accounting estimates relate to:

•	Health Plans segment medical claims and benefits payable. See discussion below, and refer to the Notes to Consolidated Financial Statements, Note 10, “Medical Claims and Benefits Payable.”

•
Health Plans segment contractual provisions that may adjust or limit revenue or profit. For a comprehensive discussion of this topic, including amounts recorded in our consolidated financial statements, refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”

•
Health Plans segment quality incentives. For a comprehensive discussion of this topic, including amounts recorded in our consolidated financial statements, refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”

•	Goodwill and intangible assets, net. See discussion below, and refer to the Notes to Consolidated Financial Statements, Note 8, “Goodwill and Intangible Assets, Net.”

Molina Healthcare, Inc. 2017 Form 10-K | 33

MEDICAL CLAIMS AND BENEFITS PAYABLE - HEALTH PLANS SEGMENT
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of operations. As of December 31, 2017 and 2016, we recorded non-risk provider payables relating to such intermediary arrangements of approximately $122 million and $225 million, respectively.
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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not yet paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are incurred but not paid (IBNP). Our IBNP, as reported on our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. As indicated in the graph above, our estimated IBNP liability represented $1,717 million of our total medical claims and benefits payable of $2,192 million as of December 31, 2017.
The factors we consider when estimating our IBNP include, without limitation:

•	claims receipt and payment experience (and variations in that experience),

•	changes in membership,

•	provider billing practices,

•	health care service utilization trends,

•	cost trends,

•	product mix,

•	seasonality,

•	prior authorization of medical services,

Molina Healthcare, Inc. 2017 Form 10-K | 34

•	benefit changes,

•	known outbreaks of disease or increased incidence of illness such as influenza,

•	provider contract changes,

•	changes to Medicaid fee schedules, and

•	the incidence of high dollar or catastrophic claims.
Our assessment of these factors is then translated into an estimate of our IBNP liability at the relevant measuring point through the calculation of a base estimate of IBNP, a further provision for adverse claims development, and an estimate of the administrative costs of settling all claims incurred through the reporting date. The base estimate of IBNP is derived through application of claims payment completion factors and trended PMPM cost estimates.
For the fifth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based on actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns.
The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2017 that would have resulted had we changed our completion factors for the fifth through the twelfth months preceding December 31, 2017, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in millions.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$527
(4)%	351
(2)%	176
2%	(176)
4%	(351)
6%	(527)
For the four months of service immediately prior to the reporting date, actual claims paid are not a reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on trended PMPM cost estimates. These estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, and other relevant factors. The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2017 that would have resulted had we altered our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in millions.

(Decrease) Increase in Trended Per Member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(263)
(4)%	(176)
(2)%	(88)
2%	88
4%	176
6%	263

Molina Healthcare, Inc. 2017 Form 10-K | 35

The following per-share amounts are based on a combined federal and state statutory tax rate of 37%, and 56 million diluted shares outstanding for the year ended December 31, 2017. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at December 31, 2017, net income for the year ended December 31, 2017 would increase or decrease by approximately $55 million, or $0.98 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at December 31, 2017, net income for the year ended December 31, 2017 would increase or decrease by approximately $28 million, or $0.49 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $276 million, or $4.90 per diluted share, and $138 million, or $2.45 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, changes in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $55 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
After we have established our base IBNP reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, once again using actuarial techniques, to account for adverse development in our claims payments for which the base actuarial model is not intended to and does not account. We refer to this additional liability as the provision for adverse claims development. The provision for adverse claims development is a component of our overall determination of the adequacy of our IBNP. It is intended to capture the potential inadequacy of our IBNP estimate as a result of our inability to adequately assess the impact of factors such as changes in the speed of claims receipt and payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations such as the aged, blind or disabled, changes to state-controlled fee schedules upon which a large proportion of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNP after considering the base actuarial model reserves and the provision for adverse claims development.
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

Molina Healthcare, Inc. 2017 Form 10-K | 36

Refer to the Notes to Consolidated Financial Statements, Note 10, “Medical Claims and Benefits Payable,” for additional information regarding the specific factors used to determine our changes in estimates of IBNP, as well as a table presenting the components of the change in our medical claims and benefits payable, for all periods presented in the accompanying consolidated financial statements.

GOODWILL AND INTANGIBLE ASSETS, NET
At December 31, 2017, goodwill and intangible assets, net, represented approximately 3% of total assets and 19% of total stockholders’ equity, compared with 10% and 46%, respectively, at December 31, 2016.
In the year ended December 31, 2017, we recorded impairment losses relating to goodwill and intangible assets, net, of $470 million. These losses included $269 million primarily in connection with our Florida, New Mexico, and Illinois health plans. The impairments at Florida and New Mexico were the result of our recent Medicaid contract losses. The Illinois impairment was the result of management’s determination, in the course of its annual impairment assessment of the goodwill of the Illinois health plan, that the plan’s future cash flow projections were insufficient to produce an estimated fair value in excess of its carrying amount. While we are confident that we can improve profitability in Illinois so that it is a meaningful contributor to our company, the current profit profile of the health plan does not support the purchase prices paid for certain membership years ago. Also during 2017, we recorded impairment losses of $28 million for our Molina Medicaid Solutions segment because management determined that Molina Medicaid Solutions will provide fewer future benefits for its support of the Health Plans segment. In addition, we recorded impairment losses of $173 million for our Other segment, primarily relating to our Pathways business, because management determined that Pathways will not provide future benefits relating to the integration of its operations with the Health Plans segment to the extent previously expected.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Such events or circumstances may include experienced or expected operating cash-flow deterioration or losses, significant loss of membership, loss of state funding, loss of state contracts, and other factors.
We conduct our required annual impairment testing of goodwill during the fourth quarter of each year for each of our reporting units that have recorded goodwill. Our reporting units comprise our health plan subsidiaries, and our Molina Medicaid Solutions and Pathways subsidiaries. When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, cost factors, and changes in overall performance, to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. If our qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, we perform the quantitative assessment. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative assessment. We believe that the dynamic economic and political environments in which we operate often necessitate the performance of the quantitative test to prove that goodwill is not impaired on an annual basis. As of December 31, 2017, we performed qualitative impairment tests for our Michigan, Washington and Wisconsin health plans; based on these tests, we do not believe that it is more likely than not that the carrying value of these reporting units would exceed their estimated fair values.
As of December 31, 2017, we performed quantitative impairment tests for our Florida, Illinois, New Mexico, New York and South Carolina health plans, and our Molina Medicaid Solutions subsidiary.
We estimated the fair values of our reporting units using the higher of the income approach using discounted cash flows, or the asset liquidation method. For the annual impairment test, the base year in the reporting units’ discounted cash flows is derived from the most recent annual financial budgeting cycle, for which the planning process commences in the fourth quarter of the year. When computing discounted cash flows, we make assumptions about a wide variety of internal and external factors, and consider what the reporting unit’s selling price would be in an orderly transaction between market participants at the measurement date. Significant assumptions include financial projections of free cash flow (including significant assumptions about operations, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods, and discount rates. When determining the discount rate, we consider the overall level of inherent risk of the reporting unit, and the expected rate an outside investor would expect to earn. The asset liquidation method is computed as total assets minus total liabilities, excluding intangible assets and liabilities.

Molina Healthcare, Inc. 2017 Form 10-K | 37

Key assumptions in our cash flow projections, including changes in membership, premium rates, health care and operating cost trends, and contract renewals and the procurement of new contracts, are consistent with those used in our long-range business plan and annual planning process. If these assumptions differ from actual results, the outcome of our goodwill impairment tests could be adversely affected.
Goodwill is impaired if the carrying amount of the reporting unit exceeds its estimated fair value. This excess is recorded as an impairment loss, and adjusted if necessary for the impact of tax deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit.
For our South Carolina health plan and our Molina Medicaid Solutions subsidiary, whose goodwill was not impaired as of December 31, 2017, their estimated fair values exceeded their carrying amounts by 46% and 9%, respectively. The Molina Medicaid Solutions’ reporting unit recorded a goodwill impairment loss as of September 30, 2017; therefore its estimated fair value did not substantially exceed its carrying amount as of December 31, 2017.
Refer to Notes to Consolidated Financial Statements, Note 8, “Goodwill and Intangible Assets, Net,” for further details on the goodwill impairment losses recorded in 2017.
No goodwill impairment charges were recorded in the years ended December 31, 2016, or 2015.
Intangible Assets
Finite-lived, separately-identified intangible assets acquired in business combinations are assets that represent future expected benefits but lack physical substance (such as purchased contract rights and provider contracts). Our intangible assets are subject to impairment tests when events or circumstances indicate that a finite-lived intangible asset’s (or asset group’s) carrying value may not be recoverable. Consideration is given to a number of potential impairment indicators, including the ability of our health plan subsidiaries to obtain the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed.
Following the identification of any potential impairment indicators, to determine whether an impairment exists, we would compare the carrying amount of a finite-lived intangible asset with the greater of the undiscounted cash flows that are expected to result from the use of the asset or related group of assets, or its value under the asset liquidation method. If it is determined that the carrying amount of the asset is not recoverable, the amount by which the carrying value exceeds the estimated fair value is recorded as an impairment.
Refer to Notes to Consolidated Financial Statements, Note 8, “Goodwill and Intangible Assets, Net,” for further details on the intangible impairment losses recorded in 2017.
No significant impairment charges relating to long-lived assets, including intangible assets, were recorded in the years ended December 31, 2016, or 2015.

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

Molina Healthcare, Inc. 2017 Form 10-K | 38

EBITDA*
We believe that EBITDA* is particularly helpful in assessing our ability to meet the cash demands of our operating units. The following table reconciles net (loss) income, which we believe to be the most comparable GAAP measure, to EBITDA*.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net (loss) income	$(512)	$52	$143
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	165	161	120
Interest expense	118	101	66
Income tax (benefit) expense	(100)	153	179
EBITDA*	$(329)	$467	$508
ADJUSTED NET (LOSS) INCOME* AND ADJUSTED NET (LOSS) INCOME PER SHARE*
We believe that adjusted net (loss) income* and adjusted net (loss) income per diluted share* are very helpful in assessing our financial performance exclusive of the non-cash impact of the amortization of purchased intangibles. The following table reconciles net (loss) income, which we believe to be the most comparable GAAP measure, to adjusted net (loss) income*.

	Year Ended December 31,
	2017		2016		2015
	(In millions, except diluted per-share amounts)
	Amount	Per share	Amount	Per share	Amount	Per share
Net (loss) income	$(512)	$(9.07)	$52	$0.92	$143	$2.58
Adjustment:
Amortization of intangible assets	30	0.55	32	0.57	18	0.32
Income tax effect (1)	(11)	(0.20)	(12)	(0.21)	(7)	(0.12)
Amortization of intangible assets, net of tax effect	19	0.35	20	0.36	11	0.20
Adjusted net (loss) income*	$(493)	$(8.72)	$72	$1.28	$154	$2.78
________________________

(1)	Income tax effect of adjustments calculated at the blended federal and state statutory tax rate of 37%.

Molina Healthcare, Inc. 2017 Form 10-K | 39

OTHER FINANCIAL DATA
SELECTED FINANCIAL DATA
(In millions, except per-share amounts)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenue:
Premium revenue (1)	$18,854	$16,445	$13,261	$9,035	$6,179
Service revenue (2)	521	539	253	210	205
Premium tax revenue	438	468	397	294	172
Health insurer fees reimbursed (1)	—	292	244	108	—
Investment income and other revenue	70	38	23	20	33
Total revenue	19,883	17,782	14,178	9,667	6,589
Operating expenses:
Medical care costs	17,073	14,774	11,794	8,076	5,380
Cost of service revenue (2)	492	485	193	157	161
General and administrative expenses	1,594	1,393	1,146	765	666
Premium tax expenses	438	468	397	294	172
Health insurer fee	—	217	157	89	—
Depreciation and amortization	137	139	104	93	73
Impairment losses	470	—	—	—	—
Restructuring and separation costs	234	—	—	—	—
Total operating expenses	20,438	17,476	13,791	9,474	6,452
Operating (loss) income	(555)	306	387	193	137
Other expenses, net:
Interest expense	118	101	66	57	52
Other (income) expense, net	(61)	—	(1)	1	4
Total other expenses, net	57	101	65	58	56
(Loss) income from continuing operations before income taxes	(612)	205	322	135	81
Income tax (benefit) expense	(100)	153	179	73	36
(Loss) income from continuing operations	(512)	52	143	62	45
Income from discontinued operations, net of tax benefit (3)	—	—	—	—	8
Net (loss) income	$(512)	$52	$143	$62	$53
Basic net (loss) income per share: (4)
(Loss) income from continuing operations	$(9.07)	$0.93	$2.75	$1.34	$0.98
(Loss) income from discontinued operations	—	—	—	(0.01)	0.18
Basic net (loss) income per share	$(9.07)	$0.93	$2.75	$1.33	$1.16
Diluted net (loss) income per share: (4)
(Loss) income from continuing operations	$(9.07)	$0.92	$2.58	$1.30	$0.96
(Loss) income from discontinued operations	—	—	—	(0.01)	0.17
Diluted net (loss) income per share	$(9.07)	$0.92	$2.58	$1.29	$1.13
Weighted average shares outstanding:
Basic	56	55	52	47	46
Diluted	56	56	56	48	47
_______________________________

(1)	The Centers for Medicare and Medicaid Services (CMS) incorporates the Health Insurer Fee (HIF) in our Medicare and

Molina Healthcare, Inc. 2017 Form 10-K | 40

Marketplace premium rates. We have therefore reclassified such amounts in our consolidated statements of operations to premium revenue, from health insurer fees reimbursed, for all applicable periods presented. The amounts reclassified from health insurer fees reimbursed to premium revenue for years ended December 31, 2016, 2015, and 2014, amounted to $53 million, $20 million and $12 million, respectively.

(2)	Service revenue and cost of service revenue include revenue and costs generated by our Pathways subsidiary, which was acquired on November 1, 2015.

(3)	Income from discontinued operations is presented net of income tax benefit, which was insignificant in 2017, 2016, 2015 and 2014 and $10, in 2013, respectively.

(4)	Source data for calculations in thousands.

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$3,186	$2,819	$2,329	$1,539	$936
Total assets	8,471	7,449	6,576	4,435	2,988
Long-term debt, including current portion (1)	2,169	1,645	1,609	887	770
Total liabilities	7,134	5,800	5,019	3,425	2,095
Stockholders’ equity	1,337	1,649	1,557	1,010	893
_______________________________

(1)	Includes long-term debt and lease financing obligations.
STOCK REPURCHASE PROGRAMS
Purchases of common stock made by us, or on our behalf during the quarter ended December 31, 2017, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Authorized to Be Purchased Under the Plans or Programs
October 1 — October 31	163	$68.76	—	$—
November 1 — November 30	—	$—	—	$—
December 1 — December 31	12,699	$73.83	—	$—
	12,862	$73.77	—
_______________________________

(1)	During the quarter ended December 31, 2017, we withheld 12,862 shares of common stock under our 2011 Equity Incentive Plan to settle our employees’ income tax obligations.

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
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (S&P 500) and a peer group index for the five-year period from December 31, 2012 to December 31, 2017. The comparison assumes $100 was invested on December 31, 2012, in our common stock and in each of the foregoing indices and

Molina Healthcare, Inc. 2017 Form 10-K | 41

assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.
The peer group index consists of Centene Corporation (CNC), Cigna Corporation (CI), DaVita HealthCare Partners, Inc. (DVA), Humana Inc. (HUM), Magellan Health, Inc. (MGLN), Team Health Holdings, Inc. (TMH), Tenet Healthcare Corporation (THC), Triple-S Management Corporation (GTS), Universal American Corporation (UAM), Universal Health Services, Inc. (UHS) and WellCare Health Plans, Inc. (WCG).

Molina Healthcare, Inc. 2017 Form 10-K | 42

STOCK PRICE RANGE AND DIVIDENDS
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 23, 2018, there were 34 holders of record of our common stock.
To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business operations. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future.
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
Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see the Notes to Consolidated Financial Statements, Note 19, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
PROPERTIES
As of December 31, 2017, the Health Plans segment leased a total of 71 facilities, the Molina Medicaid Solutions segment leased a total of 13 facilities and the Other segment leased a total of 260 facilities. We own a 186,000 square-foot office building in Troy, Michigan and a 24,000 square-foot mixed use (office and clinic) facility in Pomona, California under our Health Plans segment. We own a 26,700 square foot data center in Albuquerque, New Mexico and 42 properties in Pennsylvania, which are primarily residential housing facilities, under our Other segment. While we believe our current and anticipated facilities will be adequate to meet our operational needs for the foreseeable future, we are continuing to periodically evaluate our employee and operational growth prospects to determine if additional space is required, and where it would be best located.
EMPLOYEES
As of December 31, 2017, we had approximately 20,000 employees. Our employee base is multicultural and reflects the diverse membership we serve.

Molina Healthcare, Inc. 2017 Form 10-K | 43

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
You can access our website at www.molinahealthcare.com to learn more about our Company. From that site, you can download and print copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, along with amendments to those reports. You can also download our Corporate Governance Guidelines, Board of Directors committee charters, and Code of Business Conduct and Ethics. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the SEC. We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: Molina Healthcare, Inc., 200 Oceangate, Suite 100, Long Beach, California 90802, Attn: Investor Relations. Information on or linked to our website is neither part of nor incorporated by reference into this Form 10-K or any other SEC filings.

RISK FACTORS
You should carefully consider the risks described below and all of the other information set forth in this Form 10-K, including our consolidated financial statements and accompanying notes. These risks and other factors may affect our forward-looking statements, including those we make in this annual report or elsewhere, such as in press releases, presentations to securities analysts or investors, or other communications made by or with the approval of one of our executive officers. The risks described below are not the only risks facing our Company. Additional risks that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, among other effects, the trading price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
If the responsive bids of our health plans for new or renewed Medicaid contracts are not successful, or if our government contracts are terminated or are not renewed on favorable terms or at all, our premium revenues could be materially reduced and our operating results could be negatively impacted.
We currently derive our premium revenues from 13 state health plans and our health plan in the Commonwealth of Puerto Rico. Measured by ending membership by health plan as of December 31, 2017, our top four health plans were in Washington, California, Florida, and Texas, with an aggregate of 2,578,000 members, or approximately 58% of total membership. If we are unable to continue to operate in any of our existing jurisdictions, or if our current operations in any portion of those jurisdictions are significantly curtailed or terminated entirely, our revenues could decrease materially.
Many of our government contracts for the provision of managed care programs to people receiving government assistance are effective only for a fixed period of time and may be extended for an additional period of time if the contracting entity or its agent elects to do so. When such contracts expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that the contracts will be renewed or extended. For example, our current Medicaid contract with the Florida Agency for Health Care Administration (“AHCA”) expires on December 31, 2018. As of December 31, 2017, our Florida health plan served approximately 360,000 Medicaid members. On February 1, 2018, AHCA notified our Florida health plan that it was only granted the opportunity to bid on a post-December 31, 2018 managed care contract for a single region in Florida (which consisted of approximately 59,000 Medicaid members as of December 31, 2017), as opposed to the eight regions covered by our existing contract. As yet another example, our New Mexico health plan’s current Medicaid contract with the New Mexico Human Services Department (“HSD”) will also expire on December 31, 2018. On January 8, 2018, HSD notified our New Mexico health plan that it had not been selected to bid on a post December 31, 2018 managed care contract. Our New Mexico health plan served approximately 224,000 Medicaid members as of December 31, 2017. We have filed a protest with regard to HSD’s decision, and as appropriate we will pursue all protest rights and rights of appeal with regard to AHCA’s decision. However, there can be no assurances that any

Molina Healthcare, Inc. 2017 Form 10-K | 44

protest filing in either New Mexico or Florida will be successful, and as a result we may lose the applicable Medicaid membership as of the end of 2018.
In any bidding process, our health plans may face competition from numerous other health plans, many with greater financial resources and greater name recognition than we have. For example, the following three health plans have upcoming requests for proposal, or RFPs:

•
The Texas Health and Human Service Commission (HHSC) currently contracts with five STAR+PLUS (ABD) plans: Anthem, Cigna, Centene, United Healthcare and Molina. Our Texas health plan served a total of approximately 430,000 members as of December 31, 2017. The Texas STAR+PLUS RFP was issued on December 4, 2017, proposals are due March 6, 2018, and the new contracts that are awarded will be effective January 1, 2020 through August 31, 2022. If the RFP responsive bid of our Texas health plan is not successful, or if our Texas health plan’s contract with HHSC is not renewed, or if it is renewed but coverage is reduced, our revenues would be materially and adversely impacted.

•
The Washington State Health Care Authority (HCA) currently contracts with five Apple Health plans: Anthem, Community Health Plan of Washington, Centene, United Healthcare and Molina. Our Washington health plan served a total of approximately 777,000 members as of December 31, 2017. The Washington Fully Integrated Managed Care RFP issued on February 16, 2018, is the third of three re-procurement RFPs for all Medicaid lives in Washington state. Proposals for the third and final RFP are due April 12, 2018, and five of the seven largest regions contracts that are awarded will be effective January 1, 2019. The remaining two will be effective on January 1, 2020. The HCA has indicated that fewer than five MCOs will be awarded re-procurement contracts in three of the seven remaining regions. If the RFP responsive bid of our Washington health plan is not successful, or if our Washington health plan’s contract with HCA is not renewed, or if it is renewed but coverage is reduced, our revenues would be materially and adversely impacted.

•
The Puerto Rico Health Insurance Administration (ASES) currently contracts with five Government Health plans: First Medical, MMM and its subsidiary PMC, Triple-S, and Molina. Our Puerto Rico health plan had approximately 314,000 members as of December 31, 2017. The Puerto Rico Government Health Plan RFP was issued on February 9, 2018, proposals are due May 25, 2018, and the new contracts that are awarded will be effective October 1, 2018 through June 30, 2021, with a one-year option to June 30, 2022. If the RFP responsive bid of our Puerto Rico health plan is not successful, or if our Puerto Rico health plan’s contract with ASES is not renewed, or if it is renewed but coverage is reduced, our revenues would be materially and adversely impacted.

Even if our responsive bids are successful, the bids may be based upon assumptions regarding enrollment, utilization, medical costs, or other factors which could result in the Medicaid contract being less profitable than we had expected or, in extreme cases, could result in a net loss. Furthermore, our government contracts contain certain provisions regarding, among other things, eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and information reporting, quality assurance and timeliness of claims payment, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.
If any of our governmental contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business and reputation may be adversely impacted, and our financial position, results of operations or cash flows could be materially and adversely affected. In addition, we may be unable to support the carrying amount of goodwill we have recorded for the applicable business, because its fair value estimated future cash flows.
If our attempts to retain our contracts in Florida and/or New Mexico are not successful, of if we lose other contracts that constitute a significant amount of our revenue, we will lose the administrative cost efficiencies that are inherent in a large revenue base. In such circumstances, we may not be able to reduce fixed costs proportionally with our lower revenue, and the financial impact of lost contracts may exceed the net income ascribed to those contracts.
We are currently able to spread the cost of centralized services over a large revenue base. Many of our administrative costs are fixed in nature, and will be incurred at the same level regardless of the size of our revenue base. If our attempts to retain our contracts in Florida and /or New Mexico are not successful, or if we lose other contracts that constitute a significant amount of our revenue, we may not be able to reduce the expense of centralized services in a manner that is proportional to that loss of revenue. In such circumstances, not only will our total dollar margins decline, but our percentage margins, measured as a percentage of revenue, will also decline. This loss of cost efficiency, and the resulting stranded administrative costs, could have a material and adverse impact on our business, cash flows, financial position, or results of operations.

Molina Healthcare, Inc. 2017 Form 10-K | 45

If, in the interests of maintaining or improving longer term profitability, we decide to exit voluntarily certain state contractual arrangements, make changes to our provider networks, or make changes to our administrative infrastructure, we may incur short- to medium-term disruptions to our business that could materially reduce our premium revenues and our net income.
Decisions that we make with regard to retaining or exiting our portfolio of state and Federal contracts, and changes to the manner in which we serve the members attached to those contracts, could generate substantial expenses associated with the run out of existing operations and the restructuring of those of operations that remain. Such expense could include, but would not be limited to, goodwill and intangible asset impairment charges, restructuring costs, additional medical costs incurred due to the inability to leverage long-term relationships with medical providers, and costs incurred to finish the run out of businesses that have ceased to generate revenue.
If we are unable to successfully execute our profit maintenance and improvement initiatives and our restructuring plans, or if we fail to realize the anticipated benefits of those initiatives and plans, our business, cash flows, financial position, or results of operations could be materially and adversely affected.
In August 2017, we announced the implementation of a comprehensive restructuring and profitability improvement plan. The restructuring plan includes the streamlining of our organizational structure, the re-design of certain core operating processes, the remediation of high cost provider contracts, the restructuring of our direct delivery operations, and the review of our vendor base in an attempt to insure that we are partnering with the lowest cost, most effective, vendors. As part of the restructuring plan, we reduced our corporate and health plans workforce by approximately 16%. For the year ended December 31, 2017, we reported restructuring and separation costs of $234 million.
In addition, in the second half of 2017, we launched several profit maintenance and improvement initiatives. We anticipate pursuing additional profit maintenance and improvement initiatives throughout 2018.
Our restructuring plan and profit improvement initiatives create numerous uncertainties, including the effect of the initiatives and plan on our business, operations, revenues, and profitability, potential disruptions to our business as a result of management’s attention to the initiatives and plan, uncertainty regarding the potential amount and timing of future cost savings associated with the initiatives and plan, and the potential negative impact of the initiatives and plan on employee morale. The success of the initiatives and plan will depend, in part, on factors that are beyond our control. Accordingly, we can provide no assurance that the goals of the initiatives and plan will be fully achieved. Failure in this regard could have a material and adverse impact on our business, cash flows, financial position, or results of operations.
A failure to accurately estimate incurred but not reported medical care costs may negatively impact our results of operations.
Because of the time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such IBNP medical care costs are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations, is negatively impacted by the more limited experience we have had with those populations.
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

Molina Healthcare, Inc. 2017 Form 10-K | 46

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
The complexity of some of our Medicaid contract provisions; imprecise language in those contracts, the desire of state Medicaid agencies in some circumstances to retroactively adjust for the acuity of the medical needs of our members; and state delays in processing rate changes can create uncertainty around the amount of revenue we should recognize.
For example, in February 2017, the New Mexico Human Services Department (HSD) notified us that it had disallowed certain medically related administrative expenses and other items in the computation of its Medicaid Expansion risk corridor; this corridor was effective January 1, 2014, through December 31, 2016. As a result of this action, income before taxes at the New Mexico health plan was reduced by $45 million for the year ended December 31, 2016. Of this amount, $29 million related to dates of service prior to 2016.
A current example of exposure to this risk is in California, where the state Medicaid agency is several years behind in its reconciliation and settlement with us of the difference between expenses that it has paid on our behalf to providers of long term services and supports, and the amounts that it has withheld from our premium for those expenses; and has yet to share with us certain premium rates related to July 2017 through December 2017.
Any circumstance such as those described above could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
If we fail to accurately predict and effectively manage our medical care costs, our operating results could be materially and adversely affected.
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care ratio, meaning our medical care costs as a percentage of our premium revenue net of premium tax, has fluctuated substantially, and has varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio of 90.6%, for the year ended December 31, 2017 had been one percentage point higher, or 91.6%, our net loss per diluted share for the year ended December 31, 2017 would have been approximately $11.17 rather than our actual net loss per diluted share of $9.07, a difference of $2.10.
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
If we are unable to collect health insurer fee (HIF) reimbursement from our state partners, our business, cash flows, financial position, or results of operations could be materially and adversely affected.
Because Medicaid is a government funded program, Medicaid health plans must request reimbursement for the HIF from respective state partners to offset the impact of this tax. When states reimburse us for the amount of the HIF,

Molina Healthcare, Inc. 2017 Form 10-K | 47

that reimbursement is itself subject to income tax, the HIF, and applicable state premium taxes. Because the HIF is not deductible for income tax purposes, our net income is reduced by the full amount of the assessment. Based on our previous years’ experience, we expect to ultimately recognize revenue sufficient to reimburse us for the full amount of the HIF we will pay (along with related tax effects) in September of 2018. However, we are uncertain as to the timing of such reimbursements. We expect this HIF assessment, related to our Medicaid business, to be approximately $232 million, with an expected tax effect from the reimbursement of the assessment of approximately $63 million. Therefore, the total reimbursement needed as a result of the Medicaid-related HIF is approximately $295 million. The delay or failure of our state partners to reimburse us in full for the HIF and its related tax effects could have a material adverse effect on our business, financial condition, cash flows or results of operations.
An impairment charge with respect to our recorded goodwill, or our finite-lived intangible assets, could have a material impact on our financial results.
As of December 31, 2017, the carrying amounts of goodwill and intangible assets, net, amounted to $186 million, and $69 million, respectively.
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Goodwill is impaired if the carrying amount of the reporting unit exceeds its estimated fair value. This excess is recorded as an impairment loss, and adjusted if necessary for the impact of tax deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit.
Finite-lived, separately-identified intangible assets acquired in business combinations are assets that represent future expected benefits but lack physical substance (such as purchased contract rights and provider contracts). Following the identification of any potential impairment indicators, to determine whether an impairment exists, we would compare the carrying amount of a finite-lived intangible asset with the greater of the undiscounted cash flows that are expected to result from the use of the asset or related group of assets, or its value under the asset liquidation method. If it is determined that the carrying amount of the asset is not recoverable, the amount by which the carrying value exceeds the estimated fair value is recorded as an impairment.
Key assumptions in our cash flow projections, including changes in membership, premium rates, health care and operating cost trends, and contract renewals and the procurement of new contracts, are consistent with those used in our long-range business plan and annual planning process. If these assumptions differ from actual results, the outcome of our goodwill impairment tests could be adversely affected.
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
We incurred non-cash impairment losses of $470 million in 2017. These losses included $269 million, primarily in connection with our Florida, New Mexico, and Illinois health plans. The impairments at Florida and New Mexico were the result of our recent Medicaid contract losses. The Illinois impairment was the result of management’s determination, in the course of its annual impairment assessment of the goodwill of the Illinois health plan, that the plan’s future cash flow projections were insufficient to produce an estimated fair value in excess of its carrying amount. While we are confident that we can improve profitability in Illinois so that it is a meaningful contributor to our company, the current profit profile of the health plan does not support the purchase prices paid for certain membership years ago.
Also during 2017, we recorded impairment losses of $28 million for our Molina Medicaid Solutions segment because management determined that Molina Medicaid Solutions will provide fewer future benefits for its support of the Health Plans segment than previously anticipated. In addition, we recorded impairment losses of $173 million for our Other segment, primarily relating to our Pathways business, because management determined that Pathways will not provide future benefits relating to the integration of its operations with the Health Plans segment to the extent previously expected.

Molina Healthcare, Inc. 2017 Form 10-K | 48

We operate in an unstable political environment which creates uncertainties with regard to the sources and amounts of our revenues, volatility with regard to the amount of our medical costs, and vulnerability to unforeseen programmatic or regulatory changes.
As a result of the election of President Trump and the GOP control of both houses of Congress, the future of the ACA and its underlying programs are subject to substantial uncertainty, making long-term business planning exceedingly difficult. We are unable to predict with any degree of certainty whether the ACA will be modified or repealed in its entirety, and if it is repealed, what it will be replaced with; nor are we able to predict when any such changes, if enacted, would become effective.
Currently, there are a number of different legislative proposals being considered, some of which would involve significantly reduced federal spending on the Medicaid program, and constitute a fundamental change in the federal role in health care. These proposals include elements such as the following: ending the entitlement nature of Medicaid (and perhaps Medicare as well) by capping future increases in federal health spending for these programs, and shifting much more of the risk for health costs in the future to states and consumers; reversing the ACA’s expansion of Medicaid that enables states to cover low-income childless adults; changing Medicaid to a state block grant program, including potentially capping spending on a per-enrollee basis (a “per capita cap”); requiring Medicaid beneficiaries to work; limiting the amount of lifetime benefits for Medicaid beneficiaries; prohibiting the federal government from operating Marketplaces; eliminating the advanced premium tax credits, and cost sharing reductions for low income individuals who purchase their health insurance through the Marketplaces; expanding and encouraging the use of private health savings accounts; providing for insurance plans that offer fewer and less extensive health insurance benefits than under the ACA’s essential health benefits package, including broader use of catastrophic coverage plans; establishing and funding high risk pools or reinsurance programs for individuals with chronic or high cost conditions; allowing insurers to sell insurance across state lines; and numerous other potential changes and reforms. Changes to or the repeal of the ACA, or the adoption of new health care regulatory laws, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
A reversal of the Medicaid Expansion would have a negative impact on our revenues.
In the states that have elected to participate, the ACA provided for the expansion of the Medicaid program to offer eligibility to nearly all individuals under age 65 with incomes at or below 138% of the federal poverty line. Since January 1, 2014, our health plans in California, Illinois, Michigan, New Mexico, Ohio, and Washington have participated in the Medicaid Expansion program under the ACA. At December 31, 2017, our membership included approximately 668,000 Medicaid Expansion members, or 15% of our total membership. If the Medicaid Expansion is reversed by repeal of the ACA or otherwise, we could lose this membership, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Our participation in the Marketplace creates certain risks which could adversely impact our business, financial position, and results of operations.
The ACA authorized the creation of marketplace insurance exchanges (the “Marketplace”), allowing individuals and small groups to purchase federally subsidized health insurance. As of December 31, 2017, we participated in the individual Marketplace in nine states and our Marketplace membership represented 19% of our total membership, or approximately 815,000 members. In an effort to reduce our exposure to the risks related to the Marketplace, we implemented premium increases averaging 58% effective January 1, 2018 and we exited the Marketplace in Utah and Wisconsin. These market exits and price increases have resulted in substantially lower Marketplace membership.
A number of larger commercial insurance plans, including Humana Inc., have discontinued their participation in the Marketplace. The perceived instability and impending changes in the Marketplace could further promote reduced participation among the uninsured. Further, the withdrawal of cost sharing subsidies and/or premium tax credits, the elimination of the individual mandate to purchase health insurance in December 2017, the use of special enrollment periods, or any announcement that some or all of our health plans will be leaving the Marketplace for 2018, could additionally impact Marketplace enrollment. These market and political dynamics may increase the risk that our Marketplace products will be selected by individuals who have a higher risk profile or utilization rate than we anticipated when we established the pricing for our Marketplace products, leading to financial losses.
The Medicare-Medicaid Duals Demonstration Pilot Programs could be discontinued or altered, resulting in a loss of premium revenue.
To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligibles”), and to deliver services to these individuals in a more financially efficient manner, under the direction of CMS some states implemented demonstration pilot programs to integrate Medicare and Medicaid services for dual eligibles.

Molina Healthcare, Inc. 2017 Form 10-K | 49

The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (MMPs). We operate MMPs in six states: California, Illinois, Michigan, Ohio, South Carolina, and Texas. At December 31, 2017, our membership included approximately 57,000 integrated MMP members, representing just over 1% of our total membership. However, the capitation payments paid to us for dual eligibles are significantly higher than the capitation payments for other members, representing 8% of our total premium revenues in 2017. If the states running the MMP pilot programs conclude that the demonstration pilot programs are not delivering better coordinated care and reduced costs, they could decide to discontinue or substantially alter such programs, resulting in a reduction to our premium revenues.
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
A substantial portion of our premium revenue is subject to contract provisions pertaining to medical cost expenditure floors and corridors, administrative cost and profit ceilings, premium stabilization programs, and cost-plus and performance-based reimbursement programs. Many of these contract provisions are complex, or are poorly or ambiguously drafted, and thus are potentially subject to differing interpretations by ourselves and the relevant government agency with whom we contract. If the applicable government agency disagrees with our interpretation or implementation of a particular contract provisions at issue, we could be required to adjust the amount of our obligations under these provisions and/or make a payment or payments to such government agency. Any interpretation of these contract provisions by the applicable governmental agency that varies from our interpretation and implementation of the provision, or that is inconsistent with our revenue recognition accounting treatment, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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

Molina Healthcare, Inc. 2017 Form 10-K | 50

In some markets, certain providers, particularly hospitals, physician/hospital organizations, and some specialists, may have significant market positions or even monopolies. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts which are disadvantageous to us, our profitability in those areas could be adversely affected.
Some providers that render services to our members are not contracted with our health plans. In those cases, there is no pre-established understanding between the provider and our health plan about the amount of compensation that is due to the provider. In some states, the amount of compensation is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances, providers may believe they are underpaid for their services and may either litigate or arbitrate their dispute with our health plan. The uncertainty of the amount to pay to such providers and the possibility of subsequent adjustment of the payment could adversely affect our business, financial condition, cash flows, or results of operations.
The exorbitant cost of specialty drugs and new generic drugs could have a material adverse effect on the level of our medical costs and our results of operations.
Introduction of new high cost specialty drugs and sudden costs spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our capitation rates are not adequate to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high cost inflation of generic drugs without an appropriate rate adjustment or other reimbursement mechanism has an adverse impact on our financial condition and results of operations. For example, Gilead priced a new hepatitis C drug, Sovaldi, at $84,000 per standard course of therapy in 2014. With the advent of Sovaldi in early 2014, the cost of the drug was generally not factored into our 2014 capitation rates which undermined the actuarial soundness of those rates. Further, the relatively high incidence of hepatitis C in Medicaid populations coupled with the exorbitant cost of Sovaldi created a public health and public financing problem across the country. More recently, the FDA approved the first drug to treat patients with spinal muscular atrophy, Spinraza, in December 2016. After this approval, the distributor of Spinraza announced that one dose will have a list price of $125,000, which means the drug will cost between $650,000 and $750,000 to cover the five or six doses required in the first year, and approximately $375,000 annually thereafter, presumably for the life of the patient. The inordinate cost of Spinraza was not contemplated in the development of our 2017 capitation rates. In addition, evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. Although we will continue to work with state Medicaid agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals trends, there can be no assurance that we will always be successful.
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

Molina Healthcare, Inc. 2017 Form 10-K | 51

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
Our premium revenues consist of fixed monthly payments per member, and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide health care services as established by the state governments. We use a large portion of our revenues to pay the costs of health care services delivered to our members. If premiums do not increase when expenses related to medical services rise, our medical margins will be compressed, and our earnings will be negatively affected. A state could increase hospital or other provider rates without making a commensurate increase in the rates paid to us, or could lower our rates without making a commensurate reduction in the rates paid to hospitals or other providers. In addition, if the actuarial assumptions made by a state in implementing a rate or benefit change are incorrect or are at variance with the particular utilization patterns of the members of one or more of our health plans, our medical margins could be reduced. Any of these rate adjustments in one or more of the states in which we operate could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
The government of Puerto Rico continues to struggle with major fiscal and liquidity challenges. The extreme financial difficulties faced by the Commonwealth may make it very difficult for ASES, the Puerto Rico Medicaid agency, to pay our Puerto Rico health plan under the terms of the parties’ Medicaid contract. As of December 31, 2017, our Puerto Rico health plan served approximately 314,000 members, and had recognized premium revenue of approximately $179 million in the fourth quarter of 2017, or approximately $60 million per month. A default by ASES on its payment obligations under our Medicaid contract, or a determination by ASES to terminate our contract based on insufficient funds available, could result in our having paid, or in our having to pay, provider claims in amounts for which we are not paid reimbursement, and could make it unfeasible for the Puerto Rico health plan to continue to operate. A default by ASES or termination of our Puerto Rico Medicaid contract could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Molina Healthcare, Inc. 2017 Form 10-K | 52

In February 2018, ASES issued an RFP in connection with a new island-wide re-procurement for Medicaid. In the event we do not participate in the re-procurement, or if the responsive bid of our Puerto Rico health plan is unsuccessful, our current contract with ASES will expire without renewal as of December 31, 2018. Our exit from the Commonwealth may result in disruptions to our business, and cause us to incur stranded overhead costs.
Large-scale medical emergencies in one or more states in which we operate our health plans could significantly increase utilization rates and medical costs.
Large-scale medical emergencies can take many forms and be associated with widespread illness or medical conditions. For example, natural disasters, such as a major earthquake in Los Angeles or Cascadia, or a major hurricane in Florida or South Carolina, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent influenza season or epidemic, or newly emergent mosquito-borne illnesses, such as the Zika virus, the West Nile virus, or the Chikungunya virus, conditions for which vaccines may not exist, are not effective, or have not been widely administered.
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
We are a corporate parent holding company and hold most of our assets in, and conduct most of our operations through, our direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. Our other health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the non-extraordinary dividend. We received $245 million, $100 million, and $125 million in dividends from our regulated health plan subsidiaries during 2017, 2016 and 2015, respectively. The aggregate additional amounts our health plan subsidiaries could have paid us at December 31, 2017 and 2016, without approval of the regulatory authorities, were approximately $85 million and $201 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments under our senior notes or revolving credit facility (Credit Facility).
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

Molina Healthcare, Inc. 2017 Form 10-K | 53

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
Start-up costs associated with a new business can be substantial. For example, to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, have infrastructure and required systems in place, and demonstrate our ability to obtain a state contract and process

Molina Healthcare, Inc. 2017 Form 10-K | 54

claims. Often, we are also required to contribute significant capital to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties. If we are unsuccessful in obtaining the certificate of authority, winning the bid to provide services, or attracting members in sufficient numbers to cover our costs, the new business would fail. We also could be required by the state or commonwealth to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or to recover our start-up costs.
Even if we are successful in establishing a profitable health plan in a new jurisdiction, increasing membership, revenues, and medical costs will trigger increased mandated net worth requirements which could substantially exceed the net income generated by the health plan. Rapid growth in an existing jurisdiction will also result in increased net worth requirements. In such circumstances, we may not be able to fund on a timely basis, or at all, the increased net worth requirements with our available cash resources. The expenses associated with starting up a health plan in a new jurisdiction, or expanding a health plan in an existing jurisdiction could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, stock price, and result in our inability to maintain compliance with applicable stock exchange listing requirements.
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
We have identified material weaknesses in our internal control over financial reporting in the past, which have subsequently been remediated. If additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.
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
This Form 10-K reflects management's conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2017. See “Management and Auditor’s Reports - Management’s Evaluation of Disclosure Controls and Procedures and Management’s Report on Internal Control Over Financial Reporting.”
We are dependent on the leadership of our new chief executive officer and other executive officers and key employees.
In May 2017, our board of directors terminated both our former chief executive officer and our former chief financial officer. On November 6, 2017, following an intensive six month executive search effort, the board hired Mr. Joseph Zubretsky as our new chief executive officer. Mr. Zubretsky, in turn, has hired other senior level executives. Under the leadership and direction of Mr. Zubretsky, our executive team has launched a vigorous turnaround plan, including many profit improvement initiatives. Our turnaround plan and operational improvements are highly dependent on the efforts of Mr. Zubretsky and our other key executive officers and employees. The loss of their leadership, expertise, and experience could negatively impact our operations. Our ability to replace them or any other key employee may be difficult and may take an extended period of time because of the limited number of individuals in the health care industry who have the breadth and depth of skills and experience necessary to operate and lead a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these personnel. If we are unsuccessful in recruiting, retaining, managing, and motivating such personnel, our business, financial condition, cash flows, or results of operations may be adversely affected.

Molina Healthcare, Inc. 2017 Form 10-K | 55

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
If we sustain a cyber-attack or suffer privacy or data security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.
As part of our normal operations, we routinely collect, process, store, and transmit large amounts of data, including sensitive personal information as well as proprietary or confidential information relating to our business or third parties. To ensure information security, we have implemented controls to protect the confidentiality, integrity and availability of this data and the systems that store and transmit such data. However, our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees including malicious insiders, vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and our and our members’ data.
Moreover, we face the ongoing challenge of managing access controls in a complex environment. The process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. Given the breadth of our operations and increasing sophistication of cyberattacks, a particular incident could occur and persist for an extended period of time before being detected. The extent of a particular cyberattack and the steps that we may need to take to investigate the attack may take a significant amount of time before such an investigation could be completed and full and reliable information about the incident is known. During such time, the extent of any harm or how best to remediate it might not be known, which could further increase the risks, costs, and consequences of a data security incident. In addition, our systems must be routinely updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased substantially, as has the importance of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be updated. We are at risk that cyber attackers exploit these known vulnerabilities before they have been addressed. The complexity of our systems and platforms that we operate, the increased frequency at which vendors are issuing security patches to their products, our need to test patches, and in some instances, coordinate with third-parties before they can be deployed, all could further increase our risks. The increased use of mobile devices and other technologies can heighten these and other risks. Furthermore, certain aspects of the security of various technologies are unpredictable or beyond our control.
The cost to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. We may need to expend significant additional resources in the future to continue to protect

Molina Healthcare, Inc. 2017 Form 10-K | 56

against potential security breaches or to address problems caused by such attacks or any breach of our systems. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of members, vendors, and state contracts. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about our members could expose our members to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us (including but not limited to material fines, damages, consent orders, penalties and/or remediation costs, mandatory disclosure to the media and regulators, or enforcement proceedings), damage our reputation, or otherwise have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Potential divestitures of businesses or product lines may materially adversely affect our business, financial condition, cash flows, or results of operations.
As a part of our business strategy, we continually review our products and business lines across all geographies to identify opportunities for performance improvement. Depending on the particular circumstances, we may determine that a divestiture of one or more businesses or product lines would be the best means to further our plan to improve and sustain profitability and enhance our focus on the execution of our business plan. Divestitures involve risks, including: difficulties in the separation of operations, services, products and personnel; the diversion of management's attention from other business concerns; the disruption of our business; the potential loss of key employees; the retention of uncertain contingent liabilities related to the divested business or product line; and the failure of our efforts to divest any such business or product line on the terms and time frames desired by management, or at all. Furthermore, we may be unsuccessful in finding a replacement for any lost revenue or income previously derived from the divested business or product line. In addition, divestitures may result in significant impairment charges, including those related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, financial condition, cash flows and ability to bid for, and continue to participate in, certain programs.
Our contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect or correct inaccurate or incomplete encounter data and have been, and continue to be exposed to, operating sanctions and financial fines and penalties for noncompliance. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.
We have experienced challenges in obtaining complete and accurate encounter data, due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could

Molina Healthcare, Inc. 2017 Form 10-K | 57

adversely affect the premium rates we receive and how membership is assigned to us and subject us to financial penalties, which could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to bid for, and continue to participate in, certain programs.
Our business depends on our information and medical management systems, and our inability to effectively integrate, manage, update, and keep secure our information and medical management systems could disrupt our operations.
Our business is dependent on effective and secure information systems that assist us in, among other things, processing provider claims, monitoring utilization and other cost factors, supporting our medical management techniques, and providing data to our regulators. Our members and providers also depend upon our information systems for enrollment, primary care and specialist physician roster access, membership verifications, claims status, and other information. If we experience a reduction in the performance, reliability, or availability of our information and medical management systems, our operations, ability to pay claims, and ability to produce timely and accurate reports could be adversely affected. In addition, if the licensor or vendor of any software which is integral to our operations were to become insolvent or otherwise fail to support the software sufficiently, our operations could be negatively affected.
Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs. On an ongoing basis, we evaluate the ability of our existing operations to support our current and future business needs and to maintain our compliance requirements. As a result, we periodically consolidate, integrate, upgrade and expand our information systems capabilities as a result of technology initiatives, industry trends and recently enacted regulations, and changes in our system platforms. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing customer preferences.
Moreover, our acquisition activity requires transitions to or from, and the integration of, various information systems. If we experience difficulties with the transition to or from information systems or are unable to properly implement, maintain, upgrade or expand our systems, we could suffer from, among other things, operational disruptions, loss of members, difficulty in attracting new members, regulatory problems, and increases in administrative expenses.
Because our corporate headquarters are located in Southern California, our business operations may be significantly disrupted as a result of a major earthquake.
Our corporate headquarters is located in Long Beach, California. In addition, some of our health plans’ claims are processed in Long Beach. Southern California is exposed to a statistically greater risk of a major earthquake than most other parts of the United States. If a major earthquake were to strike the Los Angeles area, our corporate functions and claims processing could be significantly impaired for a substantial period of time. If there is a major Southern California earthquake, there can be no assurances that our disaster recovery plan will be successful or that the business operations of all our health plans and our Molina Medicaid Solutions segment, including those that are remote from any such event, would not be substantially impacted.
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

Molina Healthcare, Inc. 2017 Form 10-K | 58

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
We operate in a highly competitive environment and in an industry that is subject to ongoing changes from business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations and service providers. Our health plans segment competes for members principally on the basis of size, location and quality of provider network; benefits supplied; quality of service; and reputation. Our Molina Medicaid Solutions segment competes for government contracts principally on the basis of cost, quality of service, expertise, and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by the financial resources available to us. Many other organizations with which we compete, including large commercial plans and other service providers, have substantially greater financial and other resources than we do. For these reasons, we may be unable to grow our business, or may lose business to third parties.
We are subject to risks associated with outsourcing services and functions to third parties.
We contract with third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Some of these third-parties also have direct access to our systems. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption, which could have an adverse effect on our business and operations. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures or incidents under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Further, we may not be adequately indemnified against all possible losses through the terms and conditions of our contracts with third party vendors and service providers. Our outsourcing arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk, including significant cybersecurity risk. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, or results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Molina Healthcare, Inc. 2017 Form 10-K | 59

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of any variable rate debt, and prevent us from meeting our obligations under our outstanding indebtedness.
We have a significant amount of indebtedness. As of December 31, 2017, our total indebtedness was approximately $2,169 million, including lease financing obligations. As of December 31, 2017, we also had $194 million available for borrowing under our Credit Facility. In addition, as of January 2, 2018, we had $550 million available under our Bridge Credit Agreement, subject to the use of proceeds conditions set forth therein.
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

•	exposing us to the risk of increased interest rates to the extent of any future borrowings, including borrowings under our Credit Facility, at variable rates of interest;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including our Credit Facility and our outstanding senior notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing our outstanding senior notes and the agreements governing such other indebtedness;

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
The indentures governing our outstanding senior notes and the credit agreement governing our Credit Facility contain various covenants that could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. These covenants limit our ability to, among other things:

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
All of these covenants may restrict our ability to pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indentures for our outstanding senior notes and/or the credit agreement

Molina Healthcare, Inc. 2017 Form 10-K | 60

governing our Credit Facility and the Bridge Credit Agreement including, as a result of cross default provisions and, in the case of our Credit Facility and our Bridge Credit Agreement, permit the lenders to cease making loans to us. If there were an event of default under the indentures governing our outstanding senior notes and/or the credit agreement governing our Credit Facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.
In addition, the restrictive covenants in the credit agreement governing our Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control.
If our operating performance declines, we may be required to obtain waivers from the lenders under our Credit Facility, from the holders of our outstanding senior notes or from the holders of other obligations, to avoid defaults thereunder. For example, in February 2017, to avoid default under our Credit Facility as a result of our failure to comply with certain financial covenants therein applicable to the three months ended December 31, 2016, we sought, and obtained, a waiver of such defaults by the required lenders under our Credit Facility.
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
As of December 31, 2017, the aggregate outstanding principal amount of our 1.125% cash convertible senior notes due January 15, 2020 (1.125% Convertible Notes), and our 1.625% convertible senior notes due 2044 (1.625% Convertible Notes) was $550 million and $161 million, respectively. Both our 1.125% Convertible Notes and our 1.625% Convertible Notes are convertible into cash prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger. The stock price trigger for the 1.125% Convertible Notes is $53.00 per share. The 1.125% Convertible Notes met this trigger in the quarter ended December 31, 2017, and are convertible to cash through at least March 31, 2018. Because the 1.125% Convertible Notes may be converted into cash within 12 months, their carrying amount is reported in current portion of long-term debt as of December 31, 2017. For economic reasons related to the trading market for our 1.125% Convertible Notes, we believe that the amount of the notes that may be converted over the next twelve months, if any, will not be significant. However, if the trading market for our 1.125% Convertible Notes becomes closed or restricted due to market turmoil or other reasons such that the notes cannot be traded, or if the trading price of our 1.125% Convertible Notes, which normally trade at a marginal premium to the underlying composite stock-and-interest economic value, no longer includes that marginal premium, holders of our 1.125% Convertible Notes may elect to convert the notes to cash.
The stock price trigger for the 1.625% Notes is $75.51 per share. The 1.625% Convertible Notes did not meet this stock price trigger in the quarter ended December 31, 2017. However, on contractually specified dates beginning in 2018, holders of the 1.625% Convertible Notes may require us to repurchase some or all of such notes. In addition, beginning May 15, 2018 until August 19, 2018, holders may convert some or all of the 1.625% Convertible Notes. Because of these put and conversion features, the 1.625% Convertible Notes are reported in current portion of long-term debt as of December 31, 2017.
If conversion requests are received, the settlement of the notes must be paid primarily in cash pursuant to the terms of the relevant indentures.
In addition, in the event of a change in control or the termination in trading of our stock, each holder of our 1.125% Convertible Notes and our 1.625% Convertible Notes would have the right to require us to purchase some or all of their notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest.
Our ability to comply with the conversion or repurchase obligations under our 1.125% Convertible Notes and our 1.625% Convertible Notes will depend on the extent to which we have cash or financing available to satisfy such obligations and may also be limited by law, by regulatory authority, or by agreements governing our future indebtedness. The indentures for the 1.125% Convertible Notes and the 1.625% Convertible Notes provide that it would be an event of default if we do not make the cash payments due upon conversion or required repurchase of the notes. The occurrence of an event of default under one or both of these indentures may also constitute an event of default under our Credit Facility, our Bridge Credit Agreement and under our other indebtedness we may have

Molina Healthcare, Inc. 2017 Form 10-K | 61

outstanding at such time. Any such default could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including our Credit Facility and Bridge Credit Agreement, and the indentures governing our outstanding senior notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
There can be no assurance that any rating assigned by the rating agencies to our debt or our corporate rating will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. During 2017, both Moody’s and Standard and Poor’s downgraded our debt ratings. In February 2018, both Moody’s and S&P downgraded our corporate and debt ratings further to BB- and B3, respectively, with modest negative impact on future borrowing cost. A further lowering or withdrawal of the ratings assigned to our debt securities by rating agencies would likely increase our future borrowing costs and reduce our access to capital, which could have a materially adverse impact on our business, financial condition, cash flows, or results of operations.
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

Molina Healthcare, Inc. 2017 Form 10-K | 62

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

Risks Related to Our Common Stock
Future sales of our common stock or equity-linked securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.
We may issue equity securities in the future, or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our stockholders may experience further dilution. Holders of our shares of

Molina Healthcare, Inc. 2017 Form 10-K | 63

common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 150 million shares of common stock and 20 million shares of preferred stock. As of December 31, 2017, approximately 60 million shares of common stock and no shares of preferred or other capital stock were issued and outstanding.
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
Further, our board of directors or a committee thereof has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors or a committee thereof to create and issue a new series of preferred stock could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

LEGAL PROCEEDINGS
Refer to the Notes to Consolidated Financial Statements, Note 19, “Commitments and Contingencies—Legal Proceedings,” for a discussion of legal proceedings.

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

Molina Healthcare, Inc. 2017 Form 10-K | 64

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation and after consideration of the remediation of the two material weaknesses in our internal control over financial reporting described below, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level. In addition, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (GAAP) for each of the periods presented herein.
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
After consideration of the remediation of the two material weaknesses described below, management concluded that we maintained effective internal control over financial reporting as of December 31, 2017, based on criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Ernst & Young, LLP, the independent registered public accounting firm who audited our Consolidated Financial Statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company determined that a material weakness in its internal control over financial reporting existed at December 31, 2016, and an additional material weakness existed at September 30, 2017. The following describes those material weaknesses and their remediation.
Material Weakness as of December 31, 2016
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, our management determined that as of December 31, 2016 a material weakness existed in our internal control over financial reporting relating to the operation of an element of its process for calculating the amount owed to California by its California health plan. More specifically, a Medicaid Expansion contract amendment executed in the fourth quarter of 2016 changed the medical loss ratio corridor formula and such amendment was not initially considered in determining the liability. As a result, we understated net income by $44 million for the year ended December 31, 2016, which is material to our consolidated results for the year ended December 31, 2016. This amount was corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2016.
Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.
We have executed a remediation plan to address this material weakness. The remediation efforts we have implemented included the development of robust protocols to ensure that the control relating to the review of a

Molina Healthcare, Inc. 2017 Form 10-K | 65

contractual amendment affecting the computation of the Medicaid Expansion medical loss ratio corridor for our California health plan will operate as designed.
We have tested the operating effectiveness of the historical control, and new controls subsequent to implementation and, as a result, believe these measures have remediated the material weakness as of December 31, 2016 identified above and strengthened our internal control over financial reporting for the computation of our California Medicaid Expansion medical loss ratio corridor.
Material Weakness as of September 30, 2017
As disclosed in our Quarterly Report on Form 10-Q for the three months ended September 30, 2017, our management determined that as of September 30, 2017, a material weakness existed in our internal control over financial reporting relating to the design and operating effectiveness of our internal control for our interim goodwill impairment tests for our Pathways subsidiary and Molina Medicaid Solutions segment. Specifically, spreadsheet formula errors in our valuation model, and errors made in the calculation of impairment losses recorded, were not detected in our review procedures. As a result, we initially miscalculated the goodwill impairment in the three months ended September 30, 2017. The impairment calculation was corrected prior to the filing of our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017.
Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.
We have implemented a remediation plan to address this material weakness. The remediation efforts included: enhancement of the design of the controls relating to the computation and rigor of review of the goodwill impairment tests; engagement of additional subject matter experts to support the valuation calculations, key assumptions and review process; and development of new review controls that operate at an appropriate level of precision to prevent or detect potential material errors within the valuation calculations.
We have tested the operating effectiveness of the new controls subsequent to implementation and, as a result, believe these measures have remediated the material weakness as of September 30, 2017, identified above and strengthened our internal control over financial reporting for our interim goodwill impairment tests for our Pathways subsidiary and Molina Medicaid Solutions segment.
Changes in Internal Control over Financial Reporting
Except as described above, management did not identify any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Molina Healthcare, Inc. 2017 Form 10-K | 66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Molina Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 1, 2018

Molina Healthcare, Inc. 2017 Form 10-K | 67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB“) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2000.
Los Angeles, California
March 1, 2018

Molina Healthcare, Inc. 2017 Form 10-K | 68

AUDITED FINANCIAL STATEMENTS AND NOTES

Molina Healthcare, Inc. 2017 Form 10-K | 69

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In millions, except per-share data)
Revenue:
Premium revenue	$18,854	$16,445	$13,261
Service revenue	521	539	253
Premium tax revenue	438	468	397
Health insurer fees reimbursed	—	292	244
Investment income and other revenue	70	38	23
Total revenue	19,883	17,782	14,178
Operating expenses:
Medical care costs	17,073	14,774	11,794
Cost of service revenue	492	485	193
General and administrative expenses	1,594	1,393	1,146
Premium tax expenses	438	468	397
Health insurer fees	—	217	157
Depreciation and amortization	137	139	104
Impairment losses	470	—	—
Restructuring and separation costs	234	—	—
Total operating expenses	20,438	17,476	13,791
Operating (loss) income	(555)	306	387
Other expenses, net:
Interest expense	118	101	66
Other income, net	(61)	—	(1)
Total other expenses, net	57	101	65
(Loss) income before income tax (benefit) expense	(612)	205	322
Income tax (benefit) expense	(100)	153	179
Net (loss) income	$(512)	$52	$143

Net (loss) income per share:
Basic	$(9.07)	$0.93	$2.75
Diluted	$(9.07)	$0.92	$2.58

Weighted average shares outstanding:
Basic	56	55	52
Diluted	56	56	56

See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-K | 70

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net (loss) income	$(512)	$52	$143
Other comprehensive (loss) income:
Unrealized investment (loss) gain	(5)	3	(5)
Less: effect of income taxes	(2)	1	(2)
Other comprehensive (loss) income, net of tax	(3)	2	(3)
Comprehensive (loss) income	$(515)	$54	$140

See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-K | 71

MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,186	$2,819
Investments	2,524	1,758
Restricted investments	169	—
Receivables	871	974
Income taxes refundable	54	39
Prepaid expenses and other current assets	185	131
Derivative asset	522	267
Total current assets	7,511	5,988
Property, equipment, and capitalized software, net	342	454
Deferred contract costs	101	86
Intangible assets, net	69	140
Goodwill	186	620
Restricted investments	119	110
Deferred income taxes	103	10
Other assets	40	41
	$8,471	$7,449
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$2,192	$1,929
Amounts due government agencies	1,542	1,202
Accounts payable and accrued liabilities	366	385
Deferred revenue	282	315
Current portion of long-term debt	653	472
Derivative liability	522	267
Total current liabilities	5,557	4,570
Long-term debt	1,318	975
Lease financing obligations	198	198
Deferred income taxes	—	15
Other long-term liabilities	61	42
Total liabilities	7,134	5,800
Stockholders’ equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding: 60 shares at December 31, 2017 and 57 shares at December 31, 2016	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,044	841
Accumulated other comprehensive loss	(5)	(2)
Retained earnings	298	810
Total stockholders’ equity	1,337	1,649
	$8,471	$7,449

See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-K | 72

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
Balance at January 1, 2015	50	$—	$396	$(1)	$615	$1,010
Net income	—	—	—	—	143	143
Other comprehensive loss, net	—	—	—	(3)	—	(3)
Common stock offering, including issuance costs	6	—	373	—	—	373
Share-based compensation	—	—	26	—	—	26
Tax benefit from share-based compensation	—	—	8	—	—	8
Balance at December 31, 2015	56	—	803	(4)	758	1,557
Net income	—	—	—	—	52	52
Other comprehensive income, net	—	—	—	2	—	2
Share-based compensation	1	—	36	—	—	36
Tax benefit from share-based compensation	—	—	2	—	—	2
Balance at December 31, 2016	57	—	841	(2)	810	1,649
Net loss	—	—	—	—	(512)	(512)
Other comprehensive loss, net	—	—	—	(3)	—	(3)
1.625% Convertible Notes exchange transaction	3	—	161	—	—	161
Share-based compensation	—	—	42	—	—	42
Balance at December 31, 2017	60	$—	$1,044	$(5)	$298	$1,337

See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-K | 73

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Operating activities:
Net (loss) income	$(512)	$52	$143
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	178	182	126
Impairment losses	470	—	—
Deferred income taxes	(94)	22	(7)
Share-based compensation	46	26	23
Non-cash restructuring charges	60	—	—
Amortization of convertible senior notes and lease financing obligations	32	31	30
Loss on debt extinguishment	14	—	—
Other, net	21	16	19
Changes in operating assets and liabilities:
Receivables	103	(348)	56
Prepaid expenses and other current assets	(56)	(69)	(35)
Medical claims and benefits payable	263	226	482
Amounts due government agencies	341	473	202
Accounts payable and accrued liabilities	(12)	(4)	84
Deferred revenue	(34)	92	24
Income taxes	(16)	(26)	(22)
Net cash provided by operating activities	804	673	1,125
Investing activities:
Purchases of investments	(2,718)	(1,929)	(1,923)
Proceeds from sales and maturities of investments	1,771	1,966	1,126
Purchases of property, equipment and capitalized software	(86)	(176)	(132)
(Increase) decrease in restricted investments held-to-maturity	(12)	4	(6)
Net cash paid in business combinations	—	(48)	(450)
Other, net	(28)	(19)	(35)
Net cash used in investing activities	(1,073)	(202)	(1,420)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	325	—	689
Proceeds from borrowings under credit facility	300	—	—
Proceeds from common stock offering, net of issuance costs	—	—	373
Proceeds from employee stock plans	19	18	18
Cash paid for financing transaction fees	(7)	—	—
Other, net	(1)	1	5
Net cash provided by financing activities	636	19	1,085
Net increase in cash and cash equivalents	367	490	790
Cash and cash equivalents at beginning of period	2,819	2,329	1,539
Cash and cash equivalents at end of period	$3,186	$2,819	$2,329

See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-K | 74

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2017	2016	2015
	(In millions)

Supplemental cash flow information:

Cash paid during the period for:
Income taxes	$7	$153	$197
Interest	$78	$66	$38

Schedule of non-cash investing and financing activities:

1.625% convertible notes exchange transaction:
Issuance of common stock in exchange for 1.625% Convertible Notes	$193	$—	$—
Component of 1.625% Convertible Notes allocated to additional paid-in capital, net of income taxes	(32)	—	—
Net increase to additional paid-in capital	$161	$—	$—

Common stock used for stock-based compensation	$(22)	$(8)	$(15)

Details of business combinations:
Fair value of assets acquired	$—	$(186)	$(389)
Fair value of liabilities assumed	—	28	41
Payable to seller	—	8	—
Amounts advanced for acquisitions	—	102	(102)
Net cash paid in business combinations	$—	$(48)	$(450)

Details of change in fair value of derivatives, net:
Gain (loss) on 1.125% Call Option	$255	$(107)	$45
(Loss) gain on 1.125% Conversion Option	(255)	107	(45)
Change in fair value of derivatives, net	$—	$—	$—

See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-K | 75

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
As of December 31, 2017, the Health Plans segment consisted of health plans operating in 12 states and the Commonwealth of Puerto Rico. These health plans served approximately 4.5 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO).
Our health plans’ state Medicaid contracts generally have terms of three to four years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. The contracts are subject to risk of loss when a state issues a new request for proposal (RFP) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may be subject to non-renewal. See below for further information regarding our Florida and New Mexico Medicaid contracts.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled (ABD); and regions or service areas.
The Molina Medicaid Solutions segment provides support to state government agencies in the administration of their Medicaid programs including business processing, information technology development, and administrative services. Molina Medicaid Solutions is under contract with Medicaid agencies in six states, and the U.S. Virgin Islands.
The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
2017 and Recent Developments – Health Plans Segment
Florida Health Plan. On February 1, 2018, we were selected by the Florida Agency for Health Care Administration (AHCA) to negotiate for the award of a managed care contract in only one region of Florida. That region—Region 11—comprises Miami-Dade and Monroe counties, where we currently serve 59,000 Medicaid members. As of December 31, 2017, we served approximately 360,000 Medicaid members in Florida, which represented approximately $1,486 million premium revenue for the year ended December 31, 2017. This decision does not affect the Florida health plan’s current contracts with AHCA, which run through December 31, 2018. We recorded impairment charges in connection with this event. Refer to Note 8, “Goodwill and Intangible Assets, Net,” for further information.
New Mexico Health Plan. In January 2018, our New Mexico health plan was notified by the New Mexico Human Services Department (HSD) that the health plan had not been selected for the tentative award of a Medicaid contract effective January 1, 2019. As of December 31, 2017, we served approximately 224,000 Medicaid members in New Mexico, which represented approximately $1,205 million premium revenue for the year ended December 31, 2017. This decision does not affect the New Mexico plan’s current contract with HSD which runs through December 31, 2018. We recorded impairment charges in connection with this event. Refer to Note 8, “Goodwill and Intangible Assets, Net,” for further information.
Illinois Health Plan. In August 2017, our Illinois health plan was awarded a statewide Medicaid managed care contract by the Illinois Department of Healthcare and Family Services. This Medicaid contract further integrates behavioral health and physical health by combining the state’s three current managed care programs into one

Molina Healthcare, Inc. 2017 Form 10-K | 76

program. The contract began January 1, 2018, and will continue for four years with options to renew annually for up to four additional years.
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
Washington Health Plan. In May 2017, our Washington health plan was selected by the Washington State Health Care Authority to negotiate and enter into managed care contracts for the North-Central region of the state’s Apple Health Integrated Managed Care Program. The new contract commenced January 1, 2018.
Terminated Medicare Acquisition. In August 2016, we entered into agreements with each of Aetna Inc. and Humana Inc. to acquire certain assets related to their Medicare Advantage business. In February 2017, our agreements with each of Aetna and Humana were terminated by the parties pursuant to the terms of the agreements, under which we received an aggregate termination fee of $75 million from Aetna and Humana in the first quarter of 2017. This fee is reported in “Other income, net” in the accompanying consolidated statements of operations.
Impairment Losses
Refer to Note 8, “Goodwill and Intangible Assets, Net,” for a discussion of goodwill and intangible assets impaired in 2017.
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
Presentation and Reclassification
The Centers for Medicare and Medicaid Services (CMS) incorporates the Health Insurer Fee (HIF) in our Medicare and Marketplace premium rates. We have therefore reclassified such amounts in our consolidated statements of operations to premium revenue, from health insurer fees reimbursed, for all applicable periods presented. The amounts reclassified from health insurer fees reimbursed to premium revenue for years ended December 31, 2016, and 2015, amounted to $53 million and $20 million, respectively.
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

Molina Healthcare, Inc. 2017 Form 10-K | 77

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
Investments
Our investments are principally held in debt securities, which are grouped into two separate categories for accounting and reporting purposes: available-for-sale securities, and held-to-maturity securities. Available-for-sale securities are recorded at fair value and unrealized gains and losses, if any, are recorded in stockholders’ equity as other comprehensive income, net of applicable income taxes. Held-to-maturity securities are recorded at amortized cost, which approximates fair value, and unrealized holding gains or losses are not generally recognized. Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net (loss) income. The cost of securities sold is determined using the specific-identification method.
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
In general, our available-for-sale securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. We monitor our investments for other-than-temporary impairment. For comprehensive discussions of the fair value and classification of our current and non-current investments, see Note 4, “Fair Value Measurements,” Note 5, “Investments,” and Note 9, “Restricted Investments, Non-current.”
Long-Lived Assets, including Intangible Assets
Long-lived assets consist primarily of property, equipment, capitalized software (see Note 7, “Property, Equipment, and Capitalized Software, Net”), and intangible assets (see Note 8, “Goodwill and Intangible Assets, Net”).
Deferred Contract Costs
Direct costs associated with our Molina Medicaid Solutions contracts, other than software-related costs for which we apply the guidance for internal-use software, are expensed as incurred unless corresponding revenue is deferred. We defer recognition of any contingent revenue until the contingency has been removed. If revenue is deferred, direct costs relating to delivered service elements are deferred as well, and recognized on a straight-line basis over the period of revenue recognition.
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
Business Combinations
Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the values of assets acquired or

Molina Healthcare, Inc. 2017 Form 10-K | 78

liabilities assumed, or one year after the date of acquisition, whichever comes first, any subsequent adjustments are recorded within our consolidated statements of operations.
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
The following table summarizes premium revenue for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
California	$2,701	14.3%	$2,378	14.4%	$2,200	16.6%
Florida	2,568	13.6	1,938	11.8	1,199	9.1
Illinois	593	3.1	603	3.7	398	3.0
Michigan	1,596	8.5	1,527	9.3	1,072	8.1
New Mexico	1,368	7.3	1,305	7.9	1,237	9.3
New York	181	1.0	82	0.5	—	—
Ohio	2,216	11.8	1,967	12.0	2,035	15.3
Puerto Rico	732	3.9	726	4.4	567	4.3
South Carolina	445	2.4	378	2.3	348	2.6
Texas	2,813	14.9	2,461	15.0	1,963	14.8
Utah	535	2.8	447	2.7	334	2.5
Washington	2,608	13.8	2,222	13.5	1,605	12.1
Wisconsin	491	2.6	398	2.4	262	2.0
Other	7	—	13	0.1	41	0.3
	$18,854	100.0%	$16,445	100.0%	$13,261	100.0%
Certain components of premium revenue are subject to accounting estimates and fall into the following categories:
Contractual Provisions That May Adjust or Limit Revenue or Profit
Medicaid
Medical Cost Floors (Minimums), and Medical Cost Corridors. A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $135 million and $272 million at December 31, 2017 and December 31, 2016, respectively, to amounts due government agencies. Approximately $96 million and $244 million of the liability accrued at December 31, 2017 and December 31, 2016, respectively, relates to our participation in Medicaid Expansion programs.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Receivables relating to such provisions were insignificant at December 31, 2017 and December 31, 2016.
Profit Sharing and Profit Ceiling. Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Liabilities for profits in excess of the amount we are allowed to retain under these provisions were insignificant at December 31, 2017 and December 31, 2016.

Molina Healthcare, Inc. 2017 Form 10-K | 79

Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, rather than in the months of service to which the retroactive adjustment applies.
Medicare
Risk Adjustment: Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. Consolidated balance sheet amounts related to anticipated Medicare risk adjustment premiums and Medicare Part D settlements were insignificant at December 31, 2017 and December 31, 2016.
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

	December 31, 2017			December 31, 2016
	Current Benefit Year	Prior Benefit Years	Total
	(In millions)
Risk adjustment	$(912)	$—	$(912)	$(522)
Reinsurance	—	10	10	55
Risk corridor	—	—	—	(1)
Minimum MLR	(2)	—	(2)	(1)

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

•
Reinsurance: This program was designed to provide reimbursement to insurers for high cost members and ended December 31, 2016; we expect to settle the outstanding receivable balance in the first quarter of 2018.

•
Risk corridor: This program was intended to limit gains and losses of insurers by comparing allowable costs to a target amount as defined by CMS, and ended December 31, 2016; all outstanding payable balances were settled in the third quarter of 2017. We are owed, but have not recorded $128 million in risk corridor payments from CMS related to benefit year 2016 and 2015.

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

Molina Healthcare, Inc. 2017 Form 10-K | 80

Quality Incentives
At several of our health plans, revenue ranging from approximately 1% to 3% of certain health plan premiums is earned only if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of December 31, 2017 are not known, we have no reason to believe that the adjustments to prior periods noted below are not indicative of the potential future changes in our estimates as of December 31, 2017.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Maximum available quality incentive premium - current period	$150	$147	$118

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$97	$104	$66
Earned prior periods	10	47	13
Total	$107	$151	$79

Quality incentive premium revenue recognized as a percentage of total premium revenue	0.6%	0.9%	0.6%
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
Capitation expenses. Many of our primary care physicians and a small number of our specialists and hospitals are paid on a capitated basis. Under capitation arrangements, we pay a fixed amount PMPM to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Under capitated arrangements, we remain liable for the provision of certain health care services. Capitation payments are fixed in advance of the periods covered and are not subject to significant accounting estimates. These payments are expensed in the period the providers are obligated to provide services. The financial risk for pharmacy services for a small portion of our membership is delegated to capitated providers.
Direct delivery expenses. All costs associated with our direct delivery of medical care are separately identified.
Other medical expenses. All medically related administrative costs, certain provider incentive costs, and other health care expenses are classified as other medical expenses. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses. Salary and benefit costs are a substantial portion of these expenses. For the years ended December 31, 2017, 2016, and 2015, medically related administrative costs were $554 million, $488 million, and $398 million, respectively.

Molina Healthcare, Inc. 2017 Form 10-K | 81

The following table provides the details of our consolidated medical care costs for the periods indicated (dollars in millions, except PMPM amounts):

	Year Ended December 31,
	2017			2016			2015
	Amount	PMPM	% of Total	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee-for-service	$12,682	$229.63	74.3%	$10,993	$217.84	74.4%	$8,572	$218.35	72.7%
Pharmacy	2,563	46.40	15.0	2,213	43.84	15.0	1,610	41.01	13.7
Capitation	1,360	24.63	8.0	1,218	24.13	8.2	982	25.02	8.3
Direct delivery	73	1.33	0.4	78	1.55	0.5	128	3.26	1.1
Other	395	7.15	2.3	272	5.39	1.9	502	12.79	4.2
Total	$17,073	$309.14	100.0%	$14,774	$292.75	100.0%	$11,794	$300.43	100.0%
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
The most important element in estimating our medical care costs is our estimate for fee-for-service claims which have been incurred but not paid by us. These fee-for-service costs that have been incurred but have not been paid at the reporting date are collectively referred to as medical costs that are incurred but not paid (IBNP). Our IBNP claims reserve, as reported in our balance sheet, represents our best estimate of the total amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors. For further information, see Note 10, “Medical Claims and Benefits Payable.”
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
Taxes Based on Premiums
Health Insurer Fee (HIF). The federal government under the ACA imposes an annual fee, or excise tax, on health insurers for each calendar year. The HIF is based on a company’s share of the industry’s net premiums written during the preceding calendar year, and is non-deductible for income tax purposes. We recognize expense for the HIF over the year on a straight-line basis. Within our Medicaid program, we must secure additional reimbursement from our state partners for this added cost. We recognize the related revenue when we have obtained a contractual commitment or payment from a state to reimburse us for the HIF; such HIF revenue is recognized ratably throughout the year. The Consolidated Appropriations Act of 2016 provided for a HIF moratorium in 2017. Therefore, there were no health insurer fees reimbursed, nor health insurer fees incurred, in 2017.
Premium and Use Tax. Certain of our health plans are assessed a tax based on premium revenue collected. The premium revenues we receive from these states include the premium tax assessment. We have reported these taxes on a gross basis, as premium tax revenue and as premium tax expenses in the consolidated statements of operations.
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our medical care policies to identify groups of contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future premiums and investment income, a premium deficiency reserve is recognized. We recorded a premium deficiency reserve to “Medical claims and benefits payable” on our accompanying consolidated balance sheets relating to our Marketplace program of $30 million as of December 31, 2016. No premium deficiency reserves are recorded as of December 31, 2017.

Molina Healthcare, Inc. 2017 Form 10-K | 82

Marketplace Cost Share Reduction (CSR) Update
In the fourth quarter of 2017, the federal government ceased payments of Marketplace CSR subsidies, which resulted in additional medical care costs of approximately $73 million in 2017.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels. Our investments consist primarily of investment-grade debt securities with a maximum maturity of 10 years and an average duration of three years or less. Restricted investments, non-current are invested principally in certificates of deposit and U.S. treasury securities. Concentration of credit risk with respect to accounts receivable is limited because our payors consist principally of the governments of each state in which our health plan subsidiaries operate.
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
Recent Accounting Pronouncements
Comprehensive Income. In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU 2018-02 also requires certain disclosures about stranded tax effects. ASU 2018-02 is effective beginning January 1, 2019; we early adopted this ASU effective January 1, 2018, with no material impact to our financial condition, results of operations or cash flows. We are currently evaluating the required disclosures.
Goodwill Impairment. In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment loss. Instead, an impairment loss is measured as the excess of the carrying amount of the reporting unit, including goodwill, over the fair value of the reporting unit. ASU 2017-04 is effective beginning January 1, 2020; we early adopted ASU 2017-04 as of June 30, 2017, in connection with the interim assessment of our Pathways subsidiary. See further discussion at Note 8, “Goodwill and Intangible Assets, Net.”
Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which will require us to include in our consolidated statements of cash flows the balances of cash, cash equivalents, restricted cash and restricted cash equivalents. When these items are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented in the statement of cash flows. ASU 2016-18 is effective beginning January 1, 2018. We are currently evaluating the classification changes that will be required in our presentation of the consolidated statements of cash flows.
Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income

Molina Healthcare, Inc. 2017 Form 10-K | 83

taxes, forfeitures, statutory tax and classification in the statement of cash flows. We adopted ASU 2016-09 on January 1, 2017; such adoption did not significantly impact our consolidated financial statements. In addition, the prior period presentation in the statement of cash flows was not adjusted because such adjustments were insignificant.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as modified by ASU 2017-03, Transition and Open Effective Date Information. Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. ASU 2016-02 is effective beginning January 1, 2019, and must be adopted using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Under this guidance, we will record assets and liabilities relating primarily to our long-term office leases. We are in the early stages of evaluating the effect to our consolidated financial statements.
Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which will require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Also, entities will have to assess the realizability of a deferred tax asset related to an available-for-sale debt security in combination with the entity’s other deferred tax assets. Effective on January 1, 2018, ASU 2016-01 is applied prospectively with a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We have determined that there will be no impact to beginning retained earnings; we are in the process of determining the changes to required disclosures.
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
For our Molina Medicaid Solutions segment, we have determined that revenue for contracts that include design, development and implementation (DDI) of Medicaid management information systems shall be deferred until the system ‘go-live’ date, and then generally recognized on a straight-line basis over the hosting period. This approach is similar to our historical revenue recognition methodology, with two exceptions. First, revenues contingent upon a state’s acceptance of DDI and other services were previously deferred until the contingency was removed. Under Topic 606, we have determined that such revenues are appropriately recognized at the system ‘go-live’ date as noted above, resulting in a slight acceleration of revenue under Topic 606. Second, contract extensions were previously considered a single unit of account with the original contracts. Under Topic 606, contract extensions are considered to be standalone contracts, so revenues previously deferred over the original contract plus extension periods are now recognized over the original contract period, resulting in slightly accelerated revenue recognition. Cost of service revenue continues to be recognized in a manner consistent with the corresponding revenue recognition. As a result, the cumulative adjustment to retained earnings associated with the adoption of Topic 606 effective January 1, 2018, is insignificant for our Molina Medicaid Solutions segment.
For our Pathways behavioral health and social services provider, which is reported in the Other segment, there is no substantive change to revenue recognition under Topic 606, and therefore no impact to retained earnings effective January 1, 2018.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (SEC) did not have, or are not believed by management to have, a significant impact on our present or future consolidated financial statements.

Molina Healthcare, Inc. 2017 Form 10-K | 84

3. Net (Loss) Income per Share
The following table sets forth the calculation of basic and diluted net (loss) income per share:

	December 31,
	2017	2016	2015
	(In millions, except net (loss) income per share)
Numerator:
Net (loss) income	$(512)	$52	$143
Denominator:
Shares outstanding at the beginning of the period	56	55	49
Weighted-average number of shares issued:
Common stock offering	—	—	3
Denominator for basic net (loss) income per share	56	55	52
Effect of dilutive securities:
Share-based compensation	—	—	1
Convertible senior notes (1)	—	—	1
1.125% Warrants (1)	—	1	2
Denominator for diluted net (loss) income per share	56	56	56

Net (loss) income per share: (2)
Basic	$(9.07)	$0.93	$2.75
Diluted	$(9.07)	$0.92	$2.58

Potentially dilutive common shares excluded from calculations: (1)
1.125% Warrants	2	—	—
1.625% Notes	1	—	—
_______________________________

(1)
For more information regarding the convertible senior notes, refer to Note 11, “Debt.” For more information regarding the 1.125% Warrants, refer to Note 14, “Stockholders' Equity.” The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Potentially dilutive common shares were not included in the computation of diluted net loss per share for the year ended December 31, 2017, because to do so would have been anti-dilutive.

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

Molina Healthcare, Inc. 2017 Form 10-K | 85

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
Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of December 31, 2017, included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 12, “Derivatives,” the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values offset, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the years ended December 31, 2017, and 2016.
Our financial instruments measured at fair value on a recurring basis at December 31, 2017, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,588	$—	$1,588	$—
U.S. treasury notes	388	388	—	—
Government-sponsored enterprise securities (GSEs)	253	253	—	—
Municipal securities	141	—	141	—
Asset-backed securities	117	—	117	—
Certificates of deposit	37	—	37	—
Subtotal - current investments	2,524	641	1,883	—
Corporate debt securities	101	—	101	—
U.S. treasury notes	68	68	—	—
Subtotal - current restricted investments	169	68	101	—
1.125% Call Option derivative asset	522	—	—	522
Total assets measured at fair value on a recurring basis	$3,215	$709	$1,984	$522

1.125% Conversion Option derivative liability	$522	$—	$—	$522
Total liabilities measured at fair value on a recurring basis	$522	$—	$—	$522

Molina Healthcare, Inc. 2017 Form 10-K | 86

Our financial instruments measured at fair value on a recurring basis at December 31, 2016, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,179	$—	$1,179	$—
U.S. treasury notes	84	84	—	—
GSEs	231	231	—	—
Municipal securities	142	—	142	—
Asset-backed securities	69	—	69	—
Certificates of deposit	53	—	53	—
Subtotal - current investments	1,758	315	1,443	—
1.125% Call Option derivative asset	267	—	—	267
Total assets measured at fair value on a recurring basis	$2,025	$315	$1,443	$267

1.125% Conversion Option derivative liability	$267	$—	$—	$267
Total liabilities measured at fair value on a recurring basis	$267	$—	$—	$267
There were no current restricted investments as of December 31, 2016.
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets. The carrying amount and estimated fair value of the amount due under our Credit Facility is classified as a Level 3 financial instrument, because certain inputs used to determine its fair value are not observable. As of December 31, 2017, the carrying value of the amount due under the Credit Facility approximates it fair value because of the recency of this borrowing during the third quarter of 2017.

	December 31, 2017		December 31, 2016
	Carrying	Fair Value	Carrying	Fair Value
	Value		Value
	(In millions)
5.375% Notes	$692	$730	$691	$714
1.125% Convertible Notes	496	1,052	471	792
4.875% Notes	325	329	—	—
Credit Facility	300	300	—	—
1.625% Convertible Notes	157	220	284	344
	$1,970	$2,631	$1,446	$1,850

5. Investments
We consider all of our investments, and our restricted investments that are classified as current assets, to be available-for-sale. As described further in Note 11, “Debt,” we maintain certain funds from the issuance of our 4.875% Notes in a segregated deposit account, a current asset reported as “Restricted investments” in the accompanying consolidated balance sheets. Such investments, while restricted as to their use and held in a segregated deposit account, are classified as available-for-sale based upon our contractual liquidity requirements.

Molina Healthcare, Inc. 2017 Form 10-K | 87

The following tables summarize our investments as of the dates indicated:

	December 31, 2017
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In millions)
Corporate debt securities	$1,591	$1	$4	$1,588
U.S. Treasury notes	389	—	1	388
GSEs	255	—	2	253
Municipal securities	142	—	1	141
Asset-backed securities	117	—	—	117
Certificates of deposit	37	—	—	37
Subtotal - current investments	2,531	1	8	2,524
Corporate debt securities	101	—	—	101
U.S. treasury notes	68	—	—	68
Subtotal - restricted investments, current	169	—	—	169
	$2,700	$1	$8	$2,693

	December 31, 2016
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(In millions)
Corporate debt securities	$1,180	$1	$2	$1,179
U.S. treasury notes	84	—	—	84
GSEs	232	—	1	231
Municipal securities	143	—	1	142
Asset-backed securities	69	—	—	69
Certificates of deposit	53	—	—	53
	$1,761	$1	$4	$1,758
There were no current restricted investments as of December 31, 2016.
The contractual maturities of our available-for-sale investments as of December 31, 2017 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$1,722	$1,721
Due after one year through five years	972	966
Due after five years through ten years	6	6
	$2,700	$2,693
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the years ended December 31, 2017, 2016 and 2015 were insignificant.
We have determined that unrealized losses at December 31, 2017 and 2016 are temporary in nature, because the change in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.

Molina Healthcare, Inc. 2017 Form 10-K | 88

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2017.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$1,297	$3	561	$94	$1	69
U.S. Treasury notes	470	1	89	—	—	—
GSEs	173	1	69	95	1	47
Municipal securities	—	—	—	38	1	48
	$1,940	$5	719	$227	$3	164
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2016.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$542	$2	378	$—	$—	—
GSEs	198	1	73	—	—	—
Municipal securities	101	1	129	—	—	—
	$841	$4	580	$—	$—	—

Molina Healthcare, Inc. 2017 Form 10-K | 89

6. Receivables
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

	December 31,
	2017	2016
	(In millions)
California	$208	$180
Florida	42	97
Illinois	91	134
Michigan	56	60
New Mexico	71	57
New York	21	26
Ohio	94	82
Puerto Rico	32	37
South Carolina	13	11
Texas	61	79
Utah	18	19
Washington	69	71
Wisconsin	19	33
Other	2	1
Total Health Plans segment	797	887
Molina Medicaid Solutions segment	30	34
Other segment	44	53
	$871	$974

7. Property, Equipment, and Capitalized Software, Net
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

Molina Healthcare, Inc. 2017 Form 10-K | 90

A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2017	2016
	(In millions)
Capitalized software	$417	$443
Furniture and equipment	289	301
Building and improvements	161	159
Land	16	16
	883	919
Less: accumulated amortization - capitalized software	(308)	(259)
Less: accumulated depreciation and amortization - building and improvements, furniture and equipment	(233)	(206)
	(541)	(465)
Property, equipment, and capitalized software, net	$342	$454
The following table presents all depreciation and amortization recorded in our consolidated statements of operations, whether the item appears as depreciation and amortization, or as cost of service revenue.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Recorded in depreciation and amortization:
Amortization of capitalized software	$64	$62	$37
Depreciation of property and equipment	42	45	50
Amortization of intangible assets	31	32	17
	137	139	104
Recorded in cost of service revenue:
Amortization of capitalized software	28	22	15
Amortization of deferred contract costs	13	21	6
	41	43	21
Other	—	—	1
	$178	$182	$126

8. Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, cost factors, and changes in overall performance, to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. If our qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, we perform the quantitative assessment. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative assessment.
We estimated the fair values of our reporting units using the higher of the income approach using discounted cash flows, or the asset liquidation method. For the annual impairment test, the base year in the reporting units’ discounted cash flows is derived from the most recent annual financial budgeting cycle, for which the planning process commences in the fourth quarter of the year. When computing discounted cash flows, we make assumptions about a wide variety of internal and external factors, and consider what the reporting unit’s selling price would be in an orderly transaction between market participants at the measurement date. Significant assumptions include financial projections of free cash flow (including significant assumptions about operations,

Molina Healthcare, Inc. 2017 Form 10-K | 91

capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods, and discount rates. When determining the discount rate, we consider the overall level of inherent risk of the reporting unit, and the expected rate an outside investor would expect to earn. The asset liquidation method is computed as total assets minus total liabilities, excluding intangible assets and liabilities.
We apply the market approach for certain reporting units to reconcile the value of all of our reporting units to our consolidated market value. Under the market approach, we consider publicly traded comparable company information to determine revenue and earnings multiples which are used to estimate our reporting units’ fair values.
Goodwill is impaired if the carrying amount of the reporting unit exceeds its estimated fair value. This excess is recorded as an impairment loss, and adjusted if necessary for the impact of tax deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit.
The following table presents the changes in the carrying amounts of goodwill for the year ended December 31, 2017. The 2017 goodwill impairment losses are recorded to the segments as indicated in following table, and reported as “Impairment losses” in the accompanying consolidated statements of operations.

	Health Plans	Molina Medicaid Solutions	Other	Total
	(In millions)
Historical goodwill	$445	$71	$162	$678
Accumulated impairment losses at December 31, 2016	(58)	—	—	(58)
Balance, December 31, 2016	387	71	162	620
Impairment losses, year ended December 31, 2017	(244)	(28)	(162)	(434)
Balance, December 31, 2017	$143	$43	$—	$186
Accumulated impairment losses at December 31, 2017	$302	$28	$162	$492
2017 Impairment Analysis
Health Plans Segment
On February 1, 2018, we were selected by the Florida Agency for Health Care Administration (AHCA) to negotiate for the award of a managed care contract in only one region of Florida. That region—Region 11—comprises Miami-Dade and Monroe counties, where we currently serve 59,000 Medicaid members. As of December 31, 2017, we served approximately 360,000 Medicaid members in Florida, which represented approximately $1,486 million premium revenue for the year ended December 31, 2017. Because we expect the Florida health plan to have significantly reduced cash flows following the contract termination currently expected on December 31, 2018, its entire goodwill balance was impaired, amounting to $124 million, in the fourth quarter of 2017.
In January 2018, our New Mexico health plan was notified by the New Mexico Human Services Department (HSD) that the health plan had not been selected for the tentative award of a Medicaid contract effective January 1, 2019. As of December 31, 2017, we served approximately 224,000 Medicaid members in New Mexico, which represented approximately $1,205 million premium revenue for the year ended December 31, 2017. Because we do not expect the New Mexico health plan to have cash flows following the contract termination currently expected on December 31, 2018, its entire goodwill balance was impaired, amounting to $74 million, in the fourth quarter of 2017.
When we conducted the annual impairment evaluation of the goodwill of our Illinois health plan, the plan’s future cash flow projections were insufficient to produce an estimated fair value in excess of its carrying amount. This was primarily due to the Illinois health plan’s current profit profile, which does not support the purchase prices paid for certain membership acquired years ago. As a result, we recorded a goodwill impairment loss of approximately $45 million in the fourth quarter of 2017. When we conducted the annual impairment evaluation of the goodwill of our New York health plan, the plan’s future cash flow projections were insufficient to produce an estimated fair value in excess of its carrying amount. As a result, we recorded goodwill impairment losses amounting to $1 million in the fourth quarter of 2017.
Molina Medicaid Solutions Segment
As described in Note 15, “Restructuring and Separation Costs,” in the third quarter of 2017 we wrote off certain costs capitalized at our Molina Medicaid Solutions segment that supported our Health Plans segment provider information management processes. Although the intercompany revenues recorded by Molina Medicaid Solutions under this arrangement were insignificant on a consolidated basis, the termination of such revenue resulted in a

Molina Healthcare, Inc. 2017 Form 10-K | 92

triggering event for an interim goodwill impairment analysis of this reporting unit in the third quarter of 2017. In the Molina Medicaid Solutions’ discounted cash flow model, we incorporated significant estimates and assumptions related to future periods, such as intercompany business support opportunities and prospects for new Medicaid management information systems contracts. Because management has determined that Molina Medicaid Solutions will provide fewer future benefits for its support of the Health Plans segment, the test resulted in a fair value less than Molina Medicaid Solutions’ carrying amount; therefore, we recorded a goodwill impairment loss for the difference, or $28 million, in the third quarter of 2017.
Other Segment
In the course of developing the 2017 Restructuring Plan in the second quarter of 2017, we determined that future benefits to be derived from our Pathways subsidiary, including the integration of its operations with our Health Plans segment, would be less than previously anticipated. In addition, poorer than expected year-to-date operating results, as well as lower projections of operating results for periods in the near term at our Pathways subsidiary, led us to conclude that a triggering event for an interim impairment analysis had occurred in the second quarter of 2017. Further, in the third quarter of 2017, management determined that Pathways will not provide future benefits relating to the integration of its operations with the Health Plans segment to the extent previously expected. Therefore, we conducted an additional interim impairment analysis.
We estimated Pathways’ fair value using discounted cash flows, incorporating significant estimates and assumptions related to future periods. Such estimates included anticipated client census which drives service revenue; the likelihood of future benefits to be derived from Pathways (including integration with our health plans); current prospects relating to the behavioral services labor market which drives cost of service revenue; and anticipated capital expenditures. The tests in each of the quarters ended June 30, 2017, and September 30, 2017, resulted in a fair value less than Pathways’ carrying amount; therefore, we recorded impairment losses for the difference. The Pathways goodwill impairment losses amounted to $101 million in the third quarter of 2017, and $59 million in the second quarter of 2017. In the second quarter of 2017, we also recorded a goodwill impairment loss of $2 million for a separate subsidiary in the Other segment.
2016 and 2015 Impairment Analysis
No impairment charges relating to goodwill were recorded in the years ended December 31, 2016, and 2015.
Intangible Assets, Net
Finite-lived, separately-identified intangible assets acquired in business combinations are assets that represent future expected benefits but lack physical substance (such as purchased contract rights and provider contracts). Intangible assets are initially recorded at fair value and are then amortized on a straight-line basis over their expected useful lives, generally between five and 15 years.
Our intangible assets are subject to impairment tests when events or circumstances indicate that a finite-lived intangible asset’s (or asset group’s) carrying value may not be recoverable. Consideration is given to a number of potential impairment indicators, including the ability of our health plan subsidiaries to obtain the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed.
Following the identification of any potential impairment indicators, to determine whether an impairment exists, we would compare the carrying amount of a finite-lived intangible asset with the greater of the undiscounted cash flows that are expected to result from the use of the asset or related group of assets, or its value under the asset liquidation method. If it is determined that the carrying amount of the asset is not recoverable, the amount by which the carrying value exceeds the estimated fair value is recorded as an impairment.
Based on the balances of our identifiable intangible assets as of December 31, 2017, we estimate that our intangible asset amortization will be $21 million in 2018, $18 million in 2019, $14 million in 2020, $5 million in 2021, and $3 million in 2022. For a presentation of our goodwill and intangible assets by reportable segment, refer to Note 20, “Segment Information.”

Molina Healthcare, Inc. 2017 Form 10-K | 93

The following table provides the details of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Carrying Amount
	(In millions)
Intangible assets:
Contract rights and licenses	$201	$141	$60
Provider networks	20	11	9
Balance at December 31, 2017	$221	$152	$69
Intangible assets:
Contract rights and licenses	$267	$148	$119
Customer relationships	25	24	1
Provider networks	34	14	20
Balance at December 31, 2016	$326	$186	$140
2017 Impairment Analysis
During 2017, we noted the impairment indicators described above for the Florida health plan, New Mexico health plan, and Pathways.
Health Plans Segment
In the fourth quarter of 2017, prior to the goodwill impairment test noted above, we assessed the Florida health plan’s primary definite-lived intangible assets (contract rights and provider networks) for impairment, using undiscounted cash flows expected over the asset’s remaining useful life. Such undiscounted cash flows indicated impairment; therefore, the plan’s estimated fair value, determined as noted above, indicated that its carrying amount exceeded its fair value. This resulted in impairment losses of $15 million in the fourth quarter of 2017.
In the fourth quarter of 2017, prior to the goodwill impairment test noted above, we assessed the New Mexico health plan’s primary definite-lived intangible asset (contract rights) for impairment, using undiscounted cash flows expected over the asset’s remaining useful life. Such undiscounted cash flows indicated impairment; therefore, the plan’s estimated fair value, determined as noted above, indicated that its carrying amount exceeded its fair value. This resulted in impairment losses of $10 million in the fourth quarter of 2017.
Other Segment
In the second quarter of 2017, prior to the goodwill impairment tests noted above, we assessed Pathways’ definite-lived intangible assets (customer relationships and contract licenses) for impairment, using undiscounted cash flows expected over the longest remaining useful life of the assets tested. Such undiscounted cash flows indicated impairment; therefore, Pathways’ estimated fair value, determined as noted above, indicated that its carrying amount exceeded its fair value. This resulted in impairment losses of $11 million in the second quarter of 2017.
2016 and 2015 Impairment Analysis
No significant impairment charges relating to long-lived assets, including intangible assets, were recorded in the years ended December 31, 2016, and 2015.

9. Restricted Investments, Non-current
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

Molina Healthcare, Inc. 2017 Form 10-K | 94

	December 31,
	2017	2016
	(In millions)
Florida	$31	$22
New Mexico	43	43
Ohio	12	12
Puerto Rico	10	10
Other	23	23
Total Health Plans segment	$119	$110
The contractual maturities of our held-to-maturity restricted investments, which are carried at amortized cost, which approximates fair value, as of December 31, 2017 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$115	$115
Due after one year through five years	4	4
	$119	$119

10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated.

	December 31,
	2017	2016	2015
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,717	$1,352	$1,191
Pharmacy payable	112	112	88
Capitation payable	67	37	140
Other	296	428	266
	$2,192	$1,929	$1,685
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of operations. Non-risk provider payables amounted to $122 million, $225 million and $167 million, as of December 31, 2017, 2016 and 2015, respectively.
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

Molina Healthcare, Inc. 2017 Form 10-K | 95

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Medical claims and benefits payable, beginning balance	$1,929	$1,685	$1,201
Components of medical care costs related to:
Current period	17,037	14,966	11,935
Prior periods	36	(192)	(141)
Total medical care costs	17,073	14,774	11,794

Change in non-risk provider payables	(106)	58	48

Payments for medical care costs related to:
Current period	15,130	13,304	10,448
Prior periods	1,574	1,284	910
Total paid	16,704	14,588	11,358
Medical claims and benefits payable, ending balance	$2,192	$1,929	$1,685
Reinsurance recoverables of $16 million, $61 million, and $46 million, as of December 31, 2017, 2016, and 2015, respectively, are included in “Receivables” in the accompanying consolidated balance sheets.
The following tables provide information about incurred and paid claims development as of December 31, 2017, as well as cumulative claims frequency and the total of incurred but not paid claims liabilities. The cumulative claim frequency is measured by claim event, and includes claims covered under capitated arrangements.

Incurred Claims and Allocated Claims Adjustment Expenses				Total IBNP	Cumulative number of reported claims
Benefit Year	2015 (1)	2016	2017

	(In millions)
2015	$12,113	$11,928	$11,939	$6	84
2016		15,064	15,093	46	109
2017			17,037	1,665	114
			$44,069	$1,717

Cumulative Paid Claims and Allocated Claims Adjustment Expenses
Benefit Year	2015 (1)	2016	2017

	(In millions)
2015	$10,615	$11,906	$11,932
2016		13,403	14,952
2017			15,130
			$42,014

The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for medical claims and benefits payable.

2017
(In millions)
Incurred claims and allocated claims adjustment expenses	$44,069
Less: cumulative paid clams and allocated claims adjustment expenses	(42,014)
Non-risk provider payables and other	137
Medical claims and benefits payable	$2,192
_______________________________

(1)	Data presented for this calendar year is required supplementary information, which is unaudited.

That portion of our total medical claims and benefits payable liability that is most subject to variability in the estimate is IBNP. Our IBNP, as included in medical claims and benefits payable, represents our best estimate of the total

Molina Healthcare, Inc. 2017 Form 10-K | 96

amount of claims we will ultimately pay with respect to claims that we have incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on a number of factors.
Assuming that our initial estimate of IBNP is accurate, we believe that amounts ultimately paid would generally be between 8% and 10% less than the IBNP liability recorded at the end of the period as a result of the inclusion in that liability of the provision for adverse claims development and the accrued cost of settling those claims. Because the amount of our initial liability is an estimate (and therefore not perfectly accurate), we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will fall within the range of 8% to 10% lower than the liability that was initially recorded. Indeed, the amount we paid out during 2017 in satisfaction of our liability for medical claims and benefits payable at December 31, 2016, was in excess of the amount originally accrued. Furthermore, because our initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate—we only know when the circumstances for any one or more factors are out of the ordinary.
The use of a consistent methodology (including a consistent provision for adverse claims development) in estimating our liability for medical claims and benefits payable minimizes the degree to which the overestimation of that liability at the close of one period may affect consolidated results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period.
Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. For example, any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate, to the extent that replenishment of reserves is not equal to the benefit recognized due to the absence of adverse development.
Conversely, in the presence of adverse claims development, the financial impact of recording claims expense in the current period that is related to dates of service in the prior period will be compounded by the need to replenish the provision for adverse development.
As noted above, the amounts ultimately paid out in 2017 for dates of service in 2016 and prior were in excess of the liability we had established for medical and claims and benefits payable at December 31, 2016. In contrast, the amounts we paid out for prior period dates of service in 2016 and 2015 were less than the liabilities we had established at the end of the previous years. In all three years, the differences between our original estimates and the amounts ultimately paid out for the most part related to IBNP. While many related factors working in conjunction with one another serve to determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
2017
We recognized unfavorable prior period claims development in the amount of $36 million for the year ended December 31, 2017. This amount represented the extent to which our initial estimate of medical claims and benefits payable at December 31, 2016, was less than the amount that was ultimately paid out in satisfaction of that liability; but does not include additional amounts expensed to re-establish the margin for adverse development. We believe this underestimation was due primarily to the following:

•
Inaccurate adjudication of provider claims at our Florida, Illinois, New Mexico and Puerto Rico health plans that created substantial payment backlogs which we were unable to adequately measure when we estimated our liability at December 31, 2016.

We believe that the most significant uncertainties relating to our estimated IBNP liability at December 31, 2017, are as follows:

•
At our Florida health plan, the inventory of unpaid claims increased significantly during the first two quarters of 2017, then dropped in the third quarter and fourth quarters of 2017. Changes in claim inventories impact the timing between dates of service and the dates claims are paid, making our liability estimates subject to more than the usual amount of uncertainty.

•
At our Illinois health plan, in 2017 we paid a large number of claims that had previously been denied and were subsequently disputed by providers. We have also established a liability for additional expected claims

Molina Healthcare, Inc. 2017 Form 10-K | 97

resulting from provider disputes. This has created some distortion in the claims payment patterns, making our liability estimates subject to more than the usual amount of uncertainty.

•
At our California health plan, adjustments to our inpatient authorization process have improved the timeliness of paying inpatient claims, making our liability estimates subject to more than the usual amount of uncertainty.

•
In 2017 we implemented a new process for increased quality review of claims payments in six of our health plans. While we do not anticipate this new process will impact the percentage of claims paid within the timely turnaround requirements, we believe it will have a minor impact on the timing of some paid claims. For this reason, our liability estimates in the six health plans are subject to more than the usual amount of uncertainty.

•
At our Puerto Rico health plan, Hurricane Maria had a significant impact on both utilization of services and our ability to process claims payments in Puerto Rico. For these reasons, we believe our liability estimates are subject to more than the usual amount of uncertainty.

•
December 2017 data from the Centers for Disease Control and Prevention have indicated widespread influenza activity in several states in which we operate health plans. Although we have established liabilities for additional expected claims related to influenza, our liability estimates are subject to more than the usual amount of uncertainty.

2016
We recognized favorable prior period claims development in the amount of $192 million for the year ended December 31, 2016. This amount represented the extent to which our initial estimate of medical claims and benefits payable at December 31, 2015, was more than the amount that was ultimately paid out in satisfaction of that liability. We believe this overestimation was due primarily to the following:

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

•
At our Washington health plan, we overpaid certain outpatient facility claims in 2015 when the state converted to a new payment methodology. We did not include an estimate in our December 31, 2015, reserves for this potential recovery.

•	At our California health plan, we enrolled approximately 55,000 new Medicaid Expansion members in 2015. For these new members, our actual costs were ultimately less than expected.
2015
We recognized favorable prior period claims development in the amount of $141 million for the year ended December 31, 2015. This amount represented the extent to which our initial estimate of medical claims and benefits payable at December 31, 2014 was more than the amount that was ultimately paid out in satisfaction of that liability. We believe this overestimation was due primarily to the following:

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

Molina Healthcare, Inc. 2017 Form 10-K | 98

•	At our Washington health plan, we collected amounts in 2015 related to certain claims paid in 2013. Such collections were not anticipated in our reserves as of December 31, 2014.

11. Debt
As of December 31, 2017, contractual maturities of debt for the years ending December 31 were as follows. All amounts represent the principal amounts of the debt instruments outstanding.

	Total	2018	2019	2020	2021	2022	Thereafter

	(In millions)
5.375% Notes	$700	$—	$—	$—	$—	$700	$—
1.125% Convertible Notes	550	—	—	550	—	—	—
4.875% Notes	330	—	—	—	—	—	330
Credit Facility	300	—	—	—	—	300	—
1.625% Convertible Notes (1)	161	—	—	—	—	—	161
	$2,041	$—	$—	$550	$—	$1,000	$491

(1)
The 1.625% Convertible Notes have a contractual maturity date in 2044. However, on contractually specified dates beginning in 2018, holders may convert, or may require us to repurchase some or all of the 1.625% Convertible Notes.

Substantially all of our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets (in millions):

	December 31,
	2017	2016
Current portion of long-term debt:
1.125% Convertible Notes, net of unamortized discount	$499	$477
1.625% Convertible Notes, net of unamortized premium and discount	157	—
Lease financing obligations	1	1
Debt issuance costs	(4)	(6)
	653	472
Non-current portion of long-term debt:
5.375% Notes	700	700
4.875% Notes	330	—
Credit Facility	300	—
1.625% Convertible Notes, net of unamortized premium and discount	—	286
Debt issuance costs	(12)	(11)
	1,318	975
Lease financing obligations	198	198
	$2,169	$1,645
Interest cost recognized relating to our convertible senior notes for the periods presented was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Contractual interest at coupon rate	$11	$11	$11
Amortization of the discount	32	30	29
	$43	$41	$40

Molina Healthcare, Inc. 2017 Form 10-K | 99

Bridge Credit Agreement
In January 2018, we entered into a bridge credit agreement (Bridge Credit Agreement) with several banks. Under the Bridge Credit Agreement, the banks agreed to lend us up to $550 million to be used to: (i) satisfy conversions of our 1.125% Convertible Notes; (ii) satisfy and/or refinance indebtedness incurred to satisfy conversion of the 1.125% Convertible Notes; (iii) repay or refinance our Credit Facility; (iv) pay fees and expenses in connection with the foregoing; and, subject to the satisfaction of specified conditions, for general corporate purposes.
Borrowings under the Bridge Credit Agreement are reduced by the following:

•	Any future debt and/or equity transactions:

◦	Including term loans, but excluding any Credit Facility drawing; and

◦	Excluding transactions with proceeds used for working capital purposes and acquisition financings up to $300 million.

•	On August 1, 2018 (the put date for the 1.625% Convertible Notes), the Bridge Credit Agreement shall permanently be reduced by the greater of:

◦	$150 million; and

◦	The principal amount of the 1.625% Convertible Notes that are exchanged into equity prior to that date.
The Bridge Credit Agreement matures on January 1, 2019 and, subject to the satisfaction of certain conditions, we may elect to extend twice the initial maturity date by a period of six months each.
Borrowings under the Bridge Credit Agreement will bear interest based, at our election, at a base rate or an adjusted LIBOR rate, plus in each case the applicable margin. Our wholly owned subsidiaries that guarantee our obligations under the indenture governing the 4.875% Notes, the 5.375% Notes, and the Credit Facility have jointly and severally guaranteed our obligations under the Bridge Credit Agreement.
The Bridge Credit Agreement contains usual and customary (a) affirmative covenants for credit facilities of this type and substantially similar to those contained in the Credit Facility, (b) negative covenants consistent with those contained in the 4.875% Notes and (c) events of default for credit facilities of this type and substantially similar to those contained in the 4.875% Notes.
4.875% Notes due 2025
On June 6, 2017, we completed the private offering of $330 million aggregate principal amount of senior notes (4.875% Notes) due June 15, 2025, unless earlier redeemed. Interest on the 4.875% Notes is payable semiannually in arrears on June 15 and December 15. Certain of our wholly owned subsidiaries guarantee our obligations under the 4.875% Notes; subsidiary guarantors are defined under the Credit Facility, as described below. See Note 23, “Supplemental Condensed Consolidating Financial Information,” for more information on the guarantors. The 4.875% Notes contain customary non-financial covenants and change of control provisions. At December 31, 2017, we were in compliance with all covenants under the 4.875% Notes.
The 4.875% Notes and the guarantees described above are senior unsecured obligations of Molina and the guarantors, respectively, and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina and the guarantors.
A portion of the proceeds from the issuance of the 4.875% Notes are required to be maintained in a segregated deposit account, which may be used as follows:

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

Molina Healthcare, Inc. 2017 Form 10-K | 100

The investments that constitute the segregated funds are current assets reported as “Restricted investments” in the accompanying consolidated balance sheets. As a result of the 1.625% Exchange transaction described below, approximately $157 million of such investments were transferred to unrestricted current investments in the fourth quarter of 2017. As of December 31, 2017, the balance of current restricted investments was $169 million.
5.375% Notes due 2022
We have outstanding $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, unless earlier redeemed. Interest on the 5.375% Notes is payable semiannually in arrears on May 15 and November 15. Certain of our wholly owned subsidiaries guarantee our obligations under the 5.375% Notes; subsidiary guarantors are defined under the Credit Facility, as described below. The 5.375% Notes contain customary non-financial covenants and change in control provisions. At December 31, 2017, we were in compliance with all covenants under the 5.375% Notes.
The 5.375% Notes and the guarantees described above are senior unsecured obligations of Molina and the guarantors, respectively, and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina and the guarantors.
Credit Facility
In January 2017, we entered into an amended unsecured $500 million revolving credit facility (Credit Facility), referred to as the First Amendment. The Credit Facility has a term of five years and all amounts outstanding will be due and payable on January 31, 2022. As of December 31, 2017, $300 million was outstanding under the Credit Facility. Also as of December 31, 2017, outstanding letters of credit amounting to $6 million reduced our remaining borrowing capacity under the Credit Facility to $194 million.
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee. The Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. As of December 31, 2017, we were in compliance with all financial and non-financial covenants under the Credit Facility.
During 2017, we entered into several amendments to the Credit Facility which provided for, or modified the following:

•
Automatic and unconditional release of all subsidiaries that were guarantors immediately prior to January 3, 2017, from their obligations as guarantors, other than Molina Information Systems, LLC, d/b/a Molina Medicaid Solutions, Molina Pathways, LLC, and Pathways Health and Community Support LLC;

•	The definition of the earnings measure used in the financial covenant computations;

•
The definition of specified cash, to permit cash that is either subject to customary escrow arrangements or held in a segregated account to be netted from the Credit Facility’s consolidated net leverage ratio if the use of the cash is limited to the repayment of other indebtedness;

•
The definition of consolidated adjusted EBITDA, to permit the add-back of certain restructuring charges and cost savings subject to certain limitations, and the definition of the consolidated interest coverage ratio to include, when calculating such ratio, consolidated interest expense “paid in cash” only; and

•	The list of indebtedness exceptions to include the new Bridge Credit Agreement discussed above.
1.125% Cash Convertible Senior Notes due 2020
We have outstanding $550 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020 (1.125% Convertible Notes), unless earlier repurchased or converted. Interest is payable semiannually in arrears on January 15 and July 15. The 1.125% Convertible Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 1.125% Convertible Notes; equal in right of payment to any of our unsecured indebtedness that is not subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our subsidiaries.
The 1.125% Convertible Notes are convertible only into cash, and not into shares of our common stock or any other securities. The initial conversion rate for the 1.125% Convertible Notes is 24.5277 shares of our common stock per $1,000 principal amount, or approximately $40.77 per share of our common stock. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of

Molina Healthcare, Inc. 2017 Form 10-K | 101

1.125% Convertible Notes, equal to the settlement amount, determined in the manner set forth in the indenture. We may not redeem the 1.125% Convertible Notes prior to the maturity date. Holders may convert their 1.125% Convertible Notes only under the following circumstances:

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
The stock price trigger for the 1.125% Convertible Notes is $53.00 per share. The 1.125% Convertible Notes met this trigger in the quarter ended December 31, 2017; therefore, they are convertible into cash and are reported in current portion of long-term debt as of December 31, 2017.
The 1.125% Convertible Notes contain an embedded cash conversion option (the 1.125% Conversion Option), which was separated from the 1.125% Convertible Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the 1.125% Conversion Option settles or expires. The initial fair value liability of the 1.125% Conversion Option simultaneously reduced the carrying value of the 1.125% Convertible Notes (effectively an original issuance discount). This discount is amortized to the 1.125% Convertible Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the debt. This has resulted in our recognition of interest expense on the 1.125% Convertible Notes at an effective rate of approximately 6%. As of December 31, 2017, the 1.125% Convertible Notes have a remaining amortization period of 2.0 years. The 1.125% Convertible Notes’ if-converted value exceeded their principal amount by approximately $406 million and $182 million as of December 31, 2017 and December 31, 2016, respectively.
1.625% Convertible Senior Notes due 2044
In December 2017, we entered into separate, privately negotiated, synthetic exchange agreements (1.625% Exchange) with certain holders of our outstanding 1.625% convertible senior notes due 2044 (1.625% Convertible Notes). In this transaction, we exchanged $141 million aggregate principal amount and accrued interest for 2.6 million shares of our common stock. We recorded a loss on debt extinguishment, including transaction fees, of $14 million, for the transaction, primarily relating to the inducement premium paid to the bondholders, which is recorded in “Other expenses, net,” in the accompanying consolidated statement of operations. We did not receive any proceeds under the 1.625% Exchange.
Following the 1.625% Exchange, we have outstanding $161 million aggregate principal amount of the 1.625% Convertible Notes. Interest is payable semiannually in arrears on February 15 and August 15. In addition, beginning with the semiannual interest period commencing immediately following the interest payment date on August 15, 2018, contingent interest will accrue on the 1.625% Convertible Notes during any semiannual interest period in which certain conditions or events occur, or under certain events of default. For example, additional interest of 0.25% per year will be payable on the 1.625% Notes for any semiannual interest period for which the principal amount of 1.625% Convertible Notes outstanding is less than $100 million.
The 1.625% Convertible Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 1.625% Notes; equal in right of payment to any of our unsecured indebtedness that is not subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our subsidiaries.
The initial conversion rate for the 1.625% Convertible Notes is 17.2157 shares of our common stock per $1,000 principal amount, or approximately $58.09 per share of our common stock. Upon conversion, we will pay cash and, if applicable, deliver shares of our common stock to the converting holder in an amount per $1,000 principal amount of 1.625% Notes equal to the settlement amount (as defined in the related indenture).

Molina Healthcare, Inc. 2017 Form 10-K | 102

Holders may convert their 1.625% Convertible Notes only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ended on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The stock price trigger for the 1.625% Convertible Notes is $75.51 per share. The 1.625% Convertible Notes did not meet this stock price trigger in the quarter ended December 31, 2017. However, on contractually specified dates beginning in 2018, holders of the 1.625% Convertible Notes may require us to repurchase some or all of such notes. In addition, beginning May 15, 2018 until August 19, 2018, holders may convert some or all of the 1.625% Convertible Notes. Because of these put and conversion features, the 1.625% Convertible Notes are reported in current portion of long-term debt as of December 31, 2017. As noted above, because the proceeds from the 4.875% Notes are initially restricted to payments upon conversion or redemption of the 1.625% Convertible Notes, such restricted investments are also classified as current in the accompanying consolidated balance sheets.
We may not redeem the 1.625% Convertible Notes prior to August 19, 2018. On or after August 19, 2018, we may redeem for cash all or part of the 1.625% Convertible Notes, except for the 1.625% Convertible Notes we are required to repurchase in connection with a fundamental change or on any specified repurchase date. The redemption price for the 1.625% Convertible Notes will equal 100% of the principal amount of the 1.625% Convertible Notes being redeemed, plus accrued and unpaid interest. In addition, holders of the 1.625% Convertible Notes may require us to repurchase some or all of the 1.625% Convertible Notes for cash on August 19, 2018, August 19, 2024, August 19, 2029, August 19, 2034 and August 19, 2039, in each case, at a specified price equal to 100% of the principal amount of the 1.625% Convertible Notes to be repurchased, plus accrued and unpaid interest.
Because the 1.625% Convertible Notes are net share settled and have cash settlement features, we have allocated the principal amount between a liability component and an equity component. The reduced carrying value on the 1.625% Convertible Notes resulted in a debt discount that is amortized back to the 1.625% Convertible Notes’ principal amount through the recognition of non-cash interest expense over the expected life of the debt. The expected life of the debt is approximately four years, beginning on the issuance date and ending on the first date we may redeem the 1.625% Convertible Notes in August 2018. As of December 31, 2017, the 1.625% Convertible Notes have a remaining amortization period of 0.6 years. This has resulted in our recognition of interest expense on the 1.625% Convertible Notes at an effective rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued, or approximately 5%. The outstanding 1.625% Convertible Notes’ if-converted value exceeded their principal amount at December 31, 2017 by approximately $50 million, and did not exceed their principal amount at December 31, 2016. At December 31, 2017 and 2016, the equity component of the 1.625% Convertible Notes, including the impact of deferred taxes, was $12 million and $23 million, respectively.
Cross-Default Provisions
The terms of our 4.875% Notes, 5.375% Notes and each of the 1.125% and 1.625% Convertible Notes contain cross-default provisions with the Credit Facility that are triggered upon an event of default under the Credit Facility, and when borrowings under the Credit Facility equal or exceed certain amounts as defined in the related indentures.

Molina Healthcare, Inc. 2017 Form 10-K | 103

Lease Financing Obligations
As a result of our continuing involvement in the leasing transactions described below, we are the “accounting owner” of the properties under the leases. The assets are therefore included in our consolidated balance sheets, and are depreciated over their remaining useful lives. The lease financing obligations are amortized over the initial lease terms, such that there will be no gain or loss recorded if the leases are not extended beyond their expiration dates. Payments under the leases adjust the lease financing obligations, and the imputed interest is recorded to interest expense in our consolidated statements of operations. Aggregate interest expense under these leases amounted to $17 million in each of the years ended December 31, 2017, 2016 and 2015. For information regarding the future minimum lease obligations, refer to Note 19, “Commitments and Contingencies.”
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
Debt Commitment Letter
In connection with the terminated Medicare acquisition described in Note 1, “Basis of Presentation,” we entered into a debt commitment letter with Barclays Bank PLC (Barclays) in August 2016. Under this debt commitment letter, Barclays agreed to lend us up to $400 million, subject to satisfaction of certain conditions, including consummation of the terminated Medicare acquisition. The debt commitment letter automatically terminated in February 2017 upon termination of the Medicare acquisition.

12. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

		December 31,
	Balance Sheet Location	2017	2016
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$522	$267

Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$522	$267
Our derivative financial instruments do not qualify for hedge treatment; therefore the change in fair value of these instruments is recognized immediately in our consolidated statements of operations, and reported in other income, net. Gains and losses from our derivative financial instruments are presented individually in the accompanying consolidated statements of cash flows, “Supplemental cash flow information.”
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

Molina Healthcare, Inc. 2017 Form 10-K | 104

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
As of December 31, 2017, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Convertible Notes may be converted within twelve months of December 31, 2017, as described in Note 11, “Debt.”

13. Income Taxes
The (benefit) provision for income taxes is determined using an estimated annual effective tax rate, which generally differs from the U.S. federal statutory rate primarily because of state taxes, nondeductible expenses such as the HIF, goodwill impairment, certain compensation, and other general and administrative expenses. The effective tax rate was not impacted by the HIF in 2017, given the 2017 HIF moratorium. The effective tax rate may be subject to fluctuations during the year, particularly as a result of the level of pretax earnings, and also as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.
The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. The TCJA, in part, reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. TCJA’s change in the federal rate requires that we revalue deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the TCJA; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and we recognized a provisional deferred federal income tax expense of $54 million, which is included as a reduction of income tax benefit for the year ended December 31, 2017. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law based on expected future guidance from the Internal Revenue Service and U.S. Treasury.
The (benefit) provision for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Current:
Federal	$(9)	$134	$172
State	3	3	8
Foreign	—	(6)	6
Total current	(6)	131	186
Deferred:
Federal	(85)	19	(10)
State	(9)	2	4
Foreign	—	1	(1)
Total deferred	(94)	22	(7)
	$(100)	$153	$179

Molina Healthcare, Inc. 2017 Form 10-K | 105

In 2017, the income tax benefit of $100 million is net of $54 million in deferred income tax expense as a result of the revaluation of net deferred tax assets in connection with the TCJA.
A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory federal tax (benefit) rate	(35.0)%	35.0%	35.0%
State income provision (benefit), net of federal	(0.7)	1.6	2.4
Nondeductible health insurer fee (HIF)	—	37.0	17.0
Nondeductible compensation	2.8	3.1	0.6
Nondeductible goodwill impairment	6.6	—	—
Revaluation of net deferred tax assets	8.8	—	—
Change in purchase agreement that increased tax basis in assets	—	(2.2)	—
Other	1.1	0.3	0.5
Effective tax (benefit) rate	(16.4)%	74.8%	55.5%
Our effective tax rate is based on expected (loss) income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state, or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions, and compliance with federal, state, foreign, and local tax laws.
During 2016, and 2015, excess tax benefits from share-based compensation amounted to $2 million and $8 million, respectively. These amounts were recorded as a decrease to income taxes payable and an increase to additional paid-in capital. Effective 2017, excess tax benefits are no longer recorded through additional paid-in capital but rather through the income statement as an income tax benefit pursuant to ASU 2016-09.
Deferred tax assets and liabilities are classified as non-current. Significant components of our deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(In millions)
Accrued expenses	$15	$22
Reserve liabilities	11	28
Other accrued medical costs	16	5
Net operating losses	27	13
Fixed assets and intangibles	23	—
Unrealized losses	2	1
Unearned premiums	19	27
Lease financing obligation	30	38
Deferred compensation	1	6
Tax credit carryover	15	7
Valuation allowance	(41)	(16)
Total deferred income tax assets, net of valuation allowance	118	131
Prepaid expenses	(6)	(9)
Fixed assets and intangibles	—	(104)
Basis in debt	(9)	(23)
Total deferred income tax liabilities	(15)	(136)
Net deferred income tax asset (liability)	$103	$(5)
At December 31, 2017, we had state net operating loss carryforwards of $578 million, which begin expiring in 2018.
At December 31, 2017, we had California research and development and enterprise zone tax credit carryovers of $14 million, which will begin to expire in 2024. In 2017, we generated federal research and development and other tax credit carryovers of $4 million, which will expire in 2038.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary

Molina Healthcare, Inc. 2017 Form 10-K | 106

differences. We have determined that as of December 31, 2017, $41 million of deferred tax assets did not satisfy the recognition criteria due to uncertainty regarding the realization of some of our state net operating loss and credit carryforwards. Therefore, we increased our valuation allowance by $25 million, from $16 million at December 31, 2016, to $41 million as of December 31, 2017.
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
The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Gross unrecognized tax benefits at beginning of period	$(11)	$(9)	$(3)
Increases in tax positions for current year	(1)	(1)	(1)
Increases in tax positions for prior years	(4)	(1)	(5)
Decreases in tax positions for prior years	3	—	—
Gross unrecognized tax benefits at end of period	$(13)	$(11)	$(9)
The total amount of unrecognized tax benefits at December 31, 2017, 2016 and 2015 that, if recognized, would affect the effective tax rates is $12 million, $9 million, and $7 million, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $2 million due to the expiration of statutes of limitation.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2017, 2016 and 2015 were insignificant.
We may be subject to federal examination for calendar years 2014 through 2016. We are under examination, or may be subject to examination, in Puerto Rico and certain state and local jurisdictions, with the major state jurisdictions being California, Michigan, and Illinois for the years 2009 through 2016.

14. Stockholders' Equity
1.625% Exchange
As described in Note 11, “Debt,” we issued 2.6 million shares of our common stock in connection with the 1.625% Exchange in December 2017.
1.125% Warrants
In connection with the Call Spread Overlay transaction described in Note 12, “Derivatives,” in 2013, we issued 13,490,236 warrants with a strike price of $53.8475 per share. The number of warrants and the strike price are subject to adjustment under certain circumstances. If the market value per share of our common stock exceeds the strike price of the 1.125% Warrants on any trading day during the 160 trading day measurement period (beginning on April 15, 2020) under the 1.125% Warrants, we will be obligated to issue to the Counterparties a number of shares equal in value to the product of the amount by which such market value exceeds such strike price and 1/160th of the aggregate number of shares of our common stock underlying the 1.125% Warrants, subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, “Net (Loss) Income per Share,” for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised.

Molina Healthcare, Inc. 2017 Form 10-K | 107

Share-Based Compensation
At December 31, 2017, we had employee equity incentives outstanding under our 2011 Equity Incentive Plan (2011 Plan). The 2011 Plan provides for the award of restricted shares and units, performance shares and units, stock options and stock bonuses to the company’s officers, employees, directors, consultants, advisers, and other service providers. The 2011 Plan provides for the issuance of up to 4.5 million shares of common stock.
In connection with the 2011 Plan and employee stock purchase plan, approximately 857,000 shares of common stock were purchased or vested, net of shares used to settle employees’ income tax obligations, during the year ended December 31, 2017.
Except as noted below, we record share-based compensation as “General and administrative expenses” in the accompanying consolidated statements of operations. Total share-based compensation expense was as follows:

	Year Ended December 31,
	2017		2016		2015
	(In millions)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
Restricted stock and performance awards	$39	$35	$20	$17	$19	$13
Employee stock purchase plan and stock options	7	5	6	5	4	3
	$46	$40	$26	$22	$23	$16
Restricted stock awards. Restricted stock awards are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to four years from the date of grant. We recognize expense for these awards on a straight-line basis. Stock option awards generally have an exercise price equal to the fair market value of our common stock on the date of grant, vest in equal annual installments over periods up to four years from the date of grant, and have a maximum term of ten years from the date of grant.
RSAs, PSAs and PSUs activity for the year ended December 31, 2017 is summarized below:

	Restricted Stock Awards	Performance Stock Awards	Performance Stock Units	Total Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2016	577,244	345,656	—	922,900	$58.15
Granted	395,946	—	231,100	627,046	57.34
Vested	(424,556)	(260,894)	(139,272)	(824,722)	57.78
Forfeited	(146,830)	—	—	(146,830)	53.89
Unvested balance as of December 31, 2017	401,804	84,762	91,828	578,394	$58.35
As of December 31, 2017, there was $19 million of total unrecognized compensation expense related to unvested restricted stock awards (RSAs), performance stock awards (PSAs) and performance stock units (PSUs), which we expect to recognize over a remaining weighted-average period of 2.2 years, 0.4 years and 1.6 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 11.8% for non-executive employees as of December 31, 2017, which is based on actual forfeitures over the last 4 years. Also as of December 31, 2017, there was $15 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 2.8 years.

Molina Healthcare, Inc. 2017 Form 10-K | 108

The total fair value of awards granted and vested is presented in the following table:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Granted:
Restricted stock awards	$20	$19	$17
Performance stock awards	—	15	11
Performance stock units	16	—	—
	$36	$34	$28
Vested:
Restricted stock awards	$23	$22	$23
Performance stock awards	15	—	16
Performance stock units	9	—	—
	$47	$22	$39
During the year ended December 31, 2017, the vesting of 133,957 RSAs, 153,574 PSAs and 139,272 PSUs was accelerated in connection with the termination of our former Chief Executive Officer (CEO) and former Chief Financial Officer (CFO) in May 2017. The incremental charge relating to this acceleration, or $23 million, is reported in “Restructuring and separation costs” in the accompanying consolidated statements of operations. This amount is included in the 2017 “Pretax Charges” in the table above. See Note 15, “Restructuring and Separation Costs” for further discussion.
Stock Options. Stock option activity for the year ended December 31, 2017 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In millions)	(Years)
Stock options outstanding as of December 31, 2016	90,000	$24.93
Granted	375,000	67.33
Exercised	(60,000)	20.88
Stock options outstanding as of December 31, 2017	405,000	64.79	$5	9.5
Stock options exercisable and expected to vest as of December 31, 2017	405,000	64.79	$5	9.5
Exercisable as of December 31, 2017	30,000	33.02	$1	5.2
The weighted-average grant date fair value per share of stock options awarded in 2017 was $41.43. We estimate the fair value of each stock option award on the grant date using the Black-Scholes option pricing model. To determine the fair value of the stock options awarded in 2017 we applied a risk-free interest rate of 2.3%, expected volatility of 38.4%, dividend yield of 0% and expected life of 8.4 years. No stock options were granted in 2016 and 2015.

Molina Healthcare, Inc. 2017 Form 10-K | 109

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $2 million, $1 million, and $6 million, respectively. The following is a summary of information about stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Range of Exercise Prices
$33.02	30,000	5.2	$33.02	30,000	$33.02
$67.33	375,000	9.9	67.33	—	—
	405,000			30,000
Employee Stock Purchase Plan. Under our employee stock purchase plan (ESPP), eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using the Black-Scholes option pricing model. For the years ended December 31, 2017, 2016, and 2015, the inputs to this model were as follows: risk-free interest rates of approximately 0.1% to 1.1%; expected volatilities ranging from approximately 30% to 40%, dividend yields of 0%, and an average expected life of 0.5 years. We issued approximately 351,000, 410,000 and 302,000 shares of our common stock under the ESPP during the years ended December 31, 2017, 2016, and 2015, respectively. The 2011 ESPP provides for the issuance of up to three million shares of common stock.

15. Restructuring and Separation Costs
Following a management-initiated, broad operational assessment in early 2017, designed to improve our profitability and expand our core Medicaid business, in June 2017, we accelerated the implementation of a comprehensive restructuring and profitability improvement plan (the 2017 Restructuring Plan). Under the 2017 Restructuring Plan, we have taken the following actions:

1.
We have streamlined our organizational structure, including the elimination of redundant layers of management, the consolidation of regional support services, and other reductions to our workforce, to improve efficiency as well as the speed and quality of our decision-making.

2.
We re-designed core operating processes such as provider payment, utilization management, quality monitoring and improvement, and information technology to achieve more effective and cost efficient outcomes.

3.	We are remediating high cost provider contracts and building around high quality, cost-effective networks.

4.	We restructured our existing direct delivery operations.

5.	We reviewed our vendor base to ensure that we are partnering with the lowest-cost, most-effective vendors.
In addition to costs incurred under the 2017 Restructuring Plan, we have recorded costs associated with the separation of our former CEO and former CFO, described in further detail below.
Costs Incurred
2017 Restructuring Plan
Restructuring costs in 2017 consisted primarily of one-time termination benefits, write-offs of long-lived assets (primarily capitalized software, and leasehold improvements and other assets relating to restructured direct delivery operations), consulting fees, and contract termination costs (including office leases and other contracts).
We previously anticipated that we would incur costs under the 2017 Restructuring Plan in 2018. However, we incurred substantially all costs relating to this plan in 2017, or approximately $234 million. Such costs are presented, by type and reportable segment, below. Since the initiation of our 2017 Restructuring Plan in the second quarter of 2017, the range of total estimated costs increased by approximately $50 million due primarily to non-cash write-offs of certain capitalized software in connection with the re-design of core processes. Such write-offs were

Molina Healthcare, Inc. 2017 Form 10-K | 110

not included in our initial total cost estimates, but as our evaluation of core operating processes proceeded in the third quarter, we determined that certain projects were inconsistent with our future operating goals and were therefore written off.
In addition, in the second quarter of 2017, we reported that we expected restructuring costs to relate only to the Health Plans and Other segments. In the third quarter of 2017, however, we wrote off certain costs capitalized at our Molina Medicaid Solutions segment that supported our Health Plans segment provider information management processes. These processes are now subject to re-design under the 2017 Restructuring Plan.
Separation Costs
On May 2, 2017, we terminated the employment of our former CEO and CFO without cause. Under their amended and restated employment agreements, they were each entitled to receive 400% of their base salary, a prorated termination bonus (150% of base salary for the former CEO and 125% of base salary for the former CFO), full vesting of equity compensation, and a cash payment for health and welfare benefits. We recorded separation costs of $36 million primarily related to these former executives under FASB ASC Topic 712, Nonretirement and Postemployment Benefits. Of this total, $23 million related to the acceleration of their share-based compensation, as further discussed in Note 14, “Stockholders' Equity.” Employee separation costs were insignificant in 2016 and 2015.
Restructuring and separation costs are reported in “Restructuring and separation costs” in the accompanying consolidated statements of operations. The following tables present the major types of such costs by segment. Long-lived assets include capitalized software, intangible assets and furniture, fixtures and equipment.

	Year Ended December 31, 2017
	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$33	$16	$—	$24	$73
Molina Medicaid Solutions	—	—	8	—	—	8
Other	36	34	37	44	2	153
	$36	$67	$61	$44	$26	$234
Reconciliation of Liability
For those restructuring and separation costs that require cash settlement (primarily separation costs not including equity incentives, termination benefits, consulting fees and contract termination costs), the following table presents a roll-forward of the accrued liability, which is reported primarily in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets. Certain contract termination cost accruals are non-current, recorded in “Other long-term liabilities.”

	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs	Total
	(In millions)
Accrued as of December 31, 2016	$—	$—	$—	$—
Charges	13	66	71	150
Cash payments	(11)	(55)	(36)	(102)
Accrued as of December 31, 2017	$2	$11	$35	$48

16. Employee Benefits
We sponsor defined contribution 401(k) plans that cover substantially all full-time salaried and hourly employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We generally match up to the first 4% of compensation contributed by employees. Expense

Molina Healthcare, Inc. 2017 Form 10-K | 111

recognized in connection with our contributions to the 401(k) plans totaled $43 million, $36 million, and $27 million in the years ended December 31, 2017, 2016, and 2015, respectively.
We also have a nonqualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.

17. Related Party Transactions
As described in Note 15, “Restructuring and Separation Costs,” we terminated the employment of Dr. J. Mario Molina and John C. Molina without cause in May 2017. In addition, Dr. Molina resigned his board directorship in December 2017, and John C. Molina resigned his board directorship on February 23, 2018.
As of December 31, 2017, we held a receivable of $5 million in connection with the termination of the provider and other services agreements with Dr. Molina’s professional corporation in Michigan. Such agreements are described in further detail in Note 18, “Variable Interest Entities (VIEs).”
Our California health plan has entered into a provider agreement with Pacific Healthcare IPA (Pacific), which is 50% owned by the brother-in-law of Dr. Molina and Mr. Molina. Under the terms of this provider agreement, the California health plan pays Pacific for medical care services that Pacific provides to health plan members. For the years ended December 31, 2017 and 2016, the amounts the California health plan paid to Pacific Healthcare were insignificant. For 2015, the California health plan paid Pacific approximately $1 million.

18. Variable Interest Entities (VIEs)
Joseph M. Molina M.D., Professional Corporations
The Joseph M. Molina, M.D. Professional Corporations (JMMPC) constitute medical provider groups originally created to advance our direct delivery business. JMMPC’s primary shareholder is Dr. J. Mario Molina, who was formerly both Molina’s CEO, and a member of our board of directors. When JMMPC was created, we concluded that we were the primary beneficiary of the JMMPC VIE because we had the power to direct the activities (excluding clinical decisions) that most significantly affected JMMPC’s economic performance, and the obligation to absorb losses or right to receive benefits that were potentially significant to the VIE, under the agreements described below. Because we were its primary beneficiary, we consolidated JMMPC as of December 31, 2017 and 2016.
In 2017, we made the strategic decision to restructure our direct delivery business. Effective September 30, 2017, we terminated our relationship with JMMPC in Florida, Michigan, New Mexico, Washington, and Utah. Therefore, the agreements among JMMPC, our wholly owned subsidiary Molina Medical Management, Inc. (MMM), and the Florida, Michigan, New Mexico, Washington and Utah health plans were terminated effective September 30, 2017.
In early January 2018, the agreements among JMMPC, MMM, and our California health plan terminated. In connection with the termination of the agreements in California, MMM entered into an asset purchase agreement with JMMPC, under which MMM sold various clinic and other assets to JMMPC for approximately $2 million. In addition, our California health plan entered into a new provider agreement with JMMPC. Following the termination of the agreements noted above, we will no longer have a) the power to direct the activities that most significantly affect JMMPC’s economic performance, or b) the obligation to absorb losses or right to receive benefits that are potentially significant to JMMPC.
JMMPC’s assets were available to settle only JMMPC’s obligations, and JMMPC’s creditors had no recourse to the general credit of Molina Healthcare, Inc. As of December 31, 2017, JMMPC had total assets of $8 million, and total liabilities of $8 million. As of December 31, 2016, JMMPC had total assets of $18 million, and total liabilities of $18 million. The health plans were parties to primary care services agreements with JMMPC, under which the health plans paid $119 million, $122 million, and $117 million to JMMPC for such services in the years ended December 31, 2017, 2016, and 2015, respectively. These agreements directed our health plans to either fund JMMPC’s operating deficits, or be reimbursed for JMMPC’s operating surpluses, such that JMMPC would derive no profits or losses. MMM was a party to services agreements with JMMPC to provide clinic facilities, clinic administrative support staff, patient scheduling services, and medical supplies to JMMPC. In the years ended December 31, 2017, 2016, and 2015, JMMPC paid $50 million, $55 million and $69 million, respectively, to MMM for such services. The

Molina Healthcare, Inc. 2017 Form 10-K | 112

administrative services charged under these agreements were reviewed annually to assure that JMMPC would operate at break-even.
New Markets Tax Credit
In 2011, our New Mexico data center subsidiary entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC (Wells Fargo), its wholly owned subsidiary New Mexico Healthcare Data Center Investment Fund, LLC (Investment Fund), and certain of Wells Fargo’s affiliated Community Development Entities (CDEs), in connection with our participation in the federal government’s New Markets Tax Credit Program (NMTC). The credit amounts to 39% of the original investment amount and is claimed over a period of seven years (five percent for each of the first three years, and six percent for each of the remaining four years). The investment in the CDE cannot be redeemed before the end of the seven-year period, which ends in the fourth quarter of 2018.
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

19. Commitments and Contingencies
Regulatory Capital Requirements and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,691 million at December 31, 2017, and $1,492 million at December 31, 2016. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $696 million and $264 million as of December 31, 2017 and 2016, respectively.
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
As of December 31, 2017, our health plans had aggregate statutory capital and surplus of approximately $1,777 million compared with the required minimum aggregate statutory capital and surplus of approximately $1,186 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2017. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
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

Molina Healthcare, Inc. 2017 Form 10-K | 113

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
States’ Budgets
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid and CHIP programs. The states in which we operate our health plans regularly face significant budgetary pressures. For example, the government of Puerto Rico continues to struggle with major fiscal and liquidity challenges. The extreme financial difficulties faced by the Commonwealth may make it very difficult for ASES, the Puerto Rico Medicaid agency, to pay our Puerto Rico health plan under the terms of the parties’ Medicaid contract. As of December 31, 2017, our Puerto Rico health plan served approximately 314,000 members and recorded premium revenue of approximately $732 million for the year ended December 31, 2017. As of February 23, 2018, the Commonwealth is current with its premium payments.
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
Future minimum lease payments by year and in the aggregate under operating leases and lease financing obligations consist of the following amounts:

	Lease Financing Obligations	Operating Leases	Total
	(In millions)
2018	$17	$67	$84
2019	18	65	83
2020	19	44	63
2021	19	30	49
2022	20	22	42
Thereafter	317	34	351
	$410	$262	$672
Rental expense related to operating leases amounted to $75 million, $64 million, and $44 million for the years ended December 31, 2017, 2016, and 2015, respectively. The amounts reported in “Lease Financing Obligations” above represent our contractual lease commitments for the properties described in Note 11, “Debt” under the subheading “Lease Financing Obligations.”
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

Molina Healthcare, Inc. 2017 Form 10-K | 114

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
Our reportable segments are consistent with how we currently manage our business and view the markets we serve. The Health Plans segment consists of our health plans. Our health plans are operating segments that have been aggregated for reporting purposes because they share similar economic characteristics. The Molina Medicaid Solutions segment provides support to state government agencies in the administration of their Medicaid programs including business processing, information technology development, and administrative services. The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
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

	Health Plans	Molina Medicaid Solutions	Other	Consolidated
	(In millions)
2017
Total revenue	$19,352	$187	$344	$19,883
Gross margin (1)	1,781	16	13	1,810
Depreciation and amortization (2)	126	43	9	178
Goodwill, and intangible assets, net	212	43	—	255
Total assets	6,347	219	1,905	8,471
2016
Total revenue	17,234	195	353	17,782
Gross margin (1)	1,671	21	33	1,725
Depreciation and amortization (2)	122	45	15	182
Goodwill, and intangible assets, net	513	72	175	760
Total assets	5,897	267	1,285	7,449
2015
Total revenue	13,917	195	66	14,178
Gross margin (1)	1,467	55	5	1,527
Depreciation and amortization (2)	95	25	6	126
Goodwill, and intangible assets, net	393	73	175	641
Total assets	4,707	213	1,656	6,576
______________________

(1)
In connection with the reclassification of Medicare and Marketplace health insurer fees to premium revenue, from health insurer fees reimbursed, amounts differ from amounts previously reported as follows: the Health Plans segment gross

Molina Healthcare, Inc. 2017 Form 10-K | 115

margin for the years ended December 31, 2016 and 2015 increased $53 million, and $20 million, respectively. The Consolidated gross margin increased by the same amounts.

(2)	Depreciation and amortization reported in accompanying consolidated statements of cash flows.

The following table reconciles gross margin by segment to consolidated (loss) income before income tax (benefit) expense:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Gross margin:
Health Plans	$1,781	$1,671	$1,467
Molina Medicaid Solutions	16	21	55
Other	13	33	5
Total gross margin	1,810	1,725	1,527
Add: other operating revenues (1)	508	798	664
Less: other operating expenses (2)	(2,873)	(2,217)	(1,804)
Operating (loss) income	(555)	306	387
Other expenses, net	57	101	65
(Loss) income before income tax (benefit) expense	$(612)	$205	$322
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fees reimbursed, investment income and other revenue.

(2)
Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, impairment losses, and restructuring and separation costs.

Molina Healthcare, Inc. 2017 Form 10-K | 116

21. Quarterly Results of Operations (Unaudited)
The following table summarizes quarterly unaudited results of operations for the years ended December 31, 2017 and 2016.

	For The Quarter Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	December 31, 2017
	(In millions, except per-share data)
Total revenue	$4,904	$4,999	$5,031	$4,949
Gross margin	546	254	564	446
Impairment losses	—	72	129	269
Restructuring and separation costs	—	43	118	73
Net income (loss)	77	(230)	(97)	(262)

Net income (loss) per share (1):
Basic	$1.38	$(4.10)	$(1.70)	$(4.59)
Diluted	$1.37	$(4.10)	$(1.70)	$(4.59)

	For The Quarter Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	December 31, 2016
	(In millions, except per-share data)
Total revenue	$4,343	$4,359	$4,546	$4,534
Gross margin (2)	434	466	471	354
Net income (loss)	24	33	42	(47)

Net income (loss) per share (1):
Basic	$0.44	$0.58	$0.77	$(0.85)
Diluted	$0.43	$0.58	$0.76	$(0.85)
_______________________________

(1)
The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive.

(2)
The Centers for Medicare and Medicaid Services (CMS) incorporates the Health Insurer Fee (HIF) in our Medicare and Marketplace premium rates. We have therefore reclassified such amounts in our consolidated statements of operations to premium revenue, from health insurer fees reimbursed, for all applicable periods presented. As a result, gross margin amounts differ from amounts previously reported as follows: for the quarters ended March 31, June 30, September 30, and December 31, 2016, gross margin increased $14 million, $12 million, $14 million, and $13 million, respectively.

Molina Healthcare, Inc. 2017 Form 10-K | 117

22. Condensed Financial Information of Registrant
The condensed balance sheets as of December 31, 2017 and 2016, and the related condensed statements of operations, comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2017 for our parent company Molina Healthcare, Inc. (the Registrant), are presented below.

Condensed Balance Sheets

	December 31,
	2017	2016
	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$504	$86
Investments	192	178
Restricted investments	169	—
Receivables	2	2
Income taxes refundable	16	17
Due from affiliates	148	104
Prepaid expenses and other current assets	87	58
Derivative asset	522	267
Total current assets	1,640	712
Property, equipment, and capitalized software, net	223	301
Goodwill and intangible assets, net	15	58
Investments in subsidiaries	2,306	2,609
Deferred income taxes	17	10
Advances to related parties and other assets	32	48
	$4,233	$3,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3	$1
Accounts payable and accrued liabilities	178	146
Current portion of long-term debt	653	472
Derivative liability	522	267
Total current liabilities	1,356	886
Senior notes	1,318	975
Lease financing obligations	198	198
Deferred income taxes	—	11
Other long-term liabilities	24	19
Total liabilities	2,896	2,089
Stockholders’ equity:
Common stock, $0.001 par value; 150 shares authorized; outstanding:
60 shares at December 31, 2017 and 57 shares at December 31, 2016	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,044	841
Accumulated other comprehensive loss	(5)	(2)
Retained earnings	298	810
Total stockholders’ equity	1,337	1,649
	$4,233	$3,738
See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-K | 118

Condensed Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Revenue:
Management fees	$1,317	$1,062	$914
Investment income and other revenue	16	16	17
Total revenue	1,333	1,078	931
Expenses:
Medical care costs	16	73	55
General and administrative expenses	1,082	899	797
Depreciation and amortization	93	95	82
Impairment losses	39	—	—
Restructuring and separation costs	153	—	—
Total operating expenses	1,383	1,067	934
Operating (loss) income	(50)	11	(3)
Interest expense	117	101	66
Other income	(61)	—	—
Loss before income taxes and equity in net income of subsidiaries	(106)	(90)	(69)
Income tax expense (benefit)	8	(24)	(21)
Net loss before equity in net income of subsidiaries	(114)	(66)	(48)
Equity in net (loss) income of subsidiaries	(398)	118	191
Net (loss) income	$(512)	$52	$143
Condensed Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net (loss) income	$(512)	$52	$143
Other comprehensive (loss) income:
Unrealized investment (loss) gain	(5)	3	(5)
Less: effect of income taxes	(2)	1	(2)
Other comprehensive (loss) income, net of tax	(3)	2	(3)
Comprehensive (loss) income	$(515)	$54	$140
See accompanying notes.

Molina Healthcare, Inc. 2017 Form 10-K | 119

Condensed Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Operating activities:
Net cash provided by operating activities	$166	$55	$113
Investing activities:
Capital contributions to subsidiaries	(370)	(386)	(770)
Dividends received from subsidiaries	286	101	142
Purchases of investments	(352)	(115)	(244)
Proceeds from sales and maturities of investments	168	188	118
Purchases of property, equipment and capitalized software	(67)	(125)	(91)
Change in amounts due to/from affiliates	(49)	(18)	(68)
Other, net	—	6	—
Net cash used in investing activities	(384)	(349)	(913)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	325	—	689
Proceeds from borrowings under credit facility	300	—	—
Proceeds from common stock offering, net of issuance costs	—	—	373
Proceeds from employee stock plans	19	18	18
Cash paid for financing transaction fees	(7)	—	—
Other, net	(1)	2	5
Net cash provided by financing activities	636	20	1,085
Net increase (decrease) in cash and cash equivalents	418	(274)	285
Cash and cash equivalents at beginning of year	86	360	75
Cash and cash equivalents at end of year	$504	$86	$360
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
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to its subsidiaries pursuant to administrative services agreements, including medical affairs and quality management, health education, credentialing, management, financial, legal, information systems and human resources services. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2017, 2016, and 2015 for these services amounted to $1,317 million, $1,062 million, and $914 million, respectively, and are included in operating revenue.
The Registrant and its subsidiaries are included in the consolidated federal and state income tax returns filed by the Registrant. Income taxes are allocated to each subsidiary in accordance with an intercompany tax allocation agreement. The agreement allocates income taxes in an amount generally equivalent to the amount which would

Molina Healthcare, Inc. 2017 Form 10-K | 120

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
Note D - Related Party Transactions
The Registrant’s related party transactions are described in Note 17, “Related Party Transactions.”

Molina Healthcare, Inc. 2017 Form 10-K | 121

23. Supplemental Condensed Consolidating Financial Information
As discussed in Note 11, “Debt,” we have outstanding $700 million aggregate principal amount of 5.375% Notes due November 15, 2022, unless earlier redeemed. The 5.375% Notes were registered in September 2016, and are fully and unconditionally guaranteed by certain of our wholly owned subsidiaries on a joint and several basis, with exceptions considered customary for such guarantees.
All guarantors immediately prior to January 3, 2017, other than Molina Information Systems, LLC, d/b/a Molina Medicaid Solutions, Molina Pathways, LLC and Pathways Health and Community Support LLC, were automatically and unconditionally released as guarantors of our amended Credit Facility, the 5.375% Notes, and the 4.875% Notes.
For all periods presented, the following condensed consolidating financial statements present Molina Healthcare, Inc. (as “Parent Guarantor”), the subsidiary guarantors (as “Other Guarantors”), the subsidiary non-guarantors (as “Non-Guarantors”) and “Eliminations,” according to the guarantor structure as assessed as of and for the year ended December 31, 2017.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$1,333	$194	$19,712	$(1,356)	$19,883
Expenses:
Medical care costs	16	—	17,058	(1)	17,073
Cost of service revenue	—	171	321	—	492
General and administrative expenses	1,082	17	1,850	(1,355)	1,594
Premium tax expenses	—	—	438	—	438
Depreciation and amortization	93	1	43	—	137
Impairment losses	39	28	403	—	470
Restructuring and separation costs	153	8	73	—	234
Total operating expenses	1,383	225	20,186	(1,356)	20,438
Operating loss	(50)	(31)	(474)	—	(555)
Interest expense	117	—	1	—	118
Other income	(61)	—	—	—	(61)
Loss before income taxes	(106)	(31)	(475)	—	(612)
Income tax expense (benefit)	8	(21)	(87)	—	(100)
Net loss before equity in earnings of subsidiaries	(114)	(10)	(388)	—	(512)
Equity in net earnings of subsidiaries	(398)	(156)	—	554	—
Net loss	$(512)	$(166)	$(388)	$554	$(512)

Molina Healthcare, Inc. 2017 Form 10-K | 122

	Year Ended December 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$1,078	$202	$17,584	$(1,082)	$17,782
Expenses:
Medical care costs	73	—	14,702	(1)	14,774
Cost of service revenue	—	174	311	—	485
General and administrative expenses	899	16	1,559	(1,081)	1,393
Premium tax expenses	—	—	468	—	468
Health insurer fees	—	—	217	—	217
Depreciation and amortization	95	1	43	—	139
Total operating expenses	1,067	191	17,300	(1,082)	17,476
Operating income	11	11	284	—	306
Total other expenses, net	101	—	—	—	101
(Loss) income before income taxes	(90)	11	284	—	205
Income tax (benefit) expense	(24)	3	174	—	153
Net (loss) income before equity in earnings of subsidiaries	(66)	8	110	—	52
Equity in net earnings of subsidiaries	118	1	—	(119)	—
Net income	$52	$9	$110	$(119)	$52

	Year Ended December 31, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$931	$195	$13,980	$(928)	$14,178
Expenses:
Medical care costs	55	—	11,740	(1)	11,794
Cost of service revenue	—	140	53	—	193
General and administrative expenses	797	31	1,245	(927)	1,146
Premium tax expenses	—	—	397	—	397
Health insurer fees	—	—	157	—	157
Depreciation and amortization	82	1	21	—	104
Total operating expenses	934	172	13,613	(928)	13,791
Operating (loss) income	(3)	23	367	—	387
Total other expenses, net	66	—	(1)	—	65
(Loss) income before income taxes	(69)	23	368	—	322
Income tax (benefit) expense	(21)	7	193	—	179
Net (loss) income before equity in earnings of subsidiaries	(48)	16	175	—	143
Equity in net earnings of subsidiaries	191	(1)	—	(190)	—
Net income	$143	$15	$175	$(190)	$143

Molina Healthcare, Inc. 2017 Form 10-K | 123

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net loss	$(512)	$(166)	$(388)	$554	$(512)
Other comprehensive loss, net of tax	(3)	—	(2)	2	(3)
Comprehensive loss	$(515)	$(166)	$(390)	$556	$(515)

	Year Ended December 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net income	$52	$9	$110	$(119)	$52
Other comprehensive income, net of tax	2	—	1	(1)	2
Comprehensive income	$54	$9	$111	$(120)	$54

	Year Ended December 31, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net income	$143	$15	$175	$(190)	$143
Other comprehensive loss, net of tax	(3)	—	(3)	3	(3)
Comprehensive income	$140	$15	$172	$(187)	$140

Molina Healthcare, Inc. 2017 Form 10-K | 124

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$504	$28	$2,654	$—	$3,186
Investments	192	—	2,332	—	2,524
Restricted investments	169	—	—	—	169
Receivables	2	30	839	—	871
Income tax refundable	16	(8)	46	—	54
Due from (to) affiliates	148	(6)	(142)	—	—
Prepaid expenses and other current assets	87	22	92	(16)	185
Derivative asset	522	—	—	—	522
Total current assets	1,640	66	5,821	(16)	7,511
Property, equipment, and capitalized software, net	223	33	86	—	342
Deferred contract costs	—	101	—	—	101
Goodwill and intangible assets, net	15	43	197	—	255
Restricted investments	—	—	119	—	119
Investment in subsidiaries, net	2,306	82	—	(2,388)	—
Deferred income taxes	17	—	101	(15)	103
Other assets	32	2	7	(1)	40
	$4,233	$327	$6,331	$(2,420)	$8,471
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3	$—	$2,189	$—	$2,192
Amounts due government agencies	—	1	1,541	—	1,542
Accounts payable and accrued liabilities	178	40	148	—	366
Deferred revenue	—	49	233	—	282
Current portion of long-term debt	653	—	16	(16)	653
Derivative liability	522	—	—	—	522
Total current liabilities	1,356	90	4,127	(16)	5,557
Long-term debt	1,516	—	—	—	1,516
Deferred income taxes	—	15	—	(15)	—
Other long-term liabilities	24	2	36	(1)	61
Total liabilities	2,896	107	4,163	(32)	7,134
Total stockholders’ equity	1,337	220	2,168	(2,388)	1,337
	$4,233	$327	$6,331	$(2,420)	$8,471

Molina Healthcare, Inc. 2017 Form 10-K | 125

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

Molina Healthcare, Inc. 2017 Form 10-K | 126

MOLINA HEALTHCARE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$166	83	555	—	$804
Investing activities:
Purchases of investments	(352)	—	(2,366)	—	(2,718)
Proceeds from sales and maturities of investments	168	—	1,603	—	1,771
Purchases of property, equipment and capitalized software	(67)	(11)	(8)	—	(86)
Increase in restricted investments	—	—	(12)	—	(12)
Capital contributions to subsidiaries	(370)	2	368	—	—
Dividends received from subsidiaries	286	(25)	(261)	—	—
Change in amounts due to/from affiliates	(49)	1	48	—	—
Other, net	—	(28)	—	—	(28)
Net cash used in by investing activities	(384)	(61)	(628)	—	(1,073)
Financing activities:
Proceeds from senior notes offering, net of issuance costs	325	—	—	—	325
Proceeds from borrowings under credit facility	300	—	—	—	300
Proceeds from employee stock plans	19	—	—	—	19
Cash paid for financing transaction fees	(7)	—	—	—	(7)
Other, net	(1)	—	—	—	(1)
Net cash provided by financing activities	636	—	—	—	636
Net increase (decrease) in cash and cash equivalents	418	22	(73)	—	367
Cash and cash equivalents at beginning of period	86	6	2,727	—	2,819
Cash and cash equivalents at end of period	$504	$28	$2,654	$—	$3,186

Molina Healthcare, Inc. 2017 Form 10-K | 127

	Year Ended December 31, 2016
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$55	48	570	—	$673
Investing activities:
Purchases of investments	(115)	—	(1,814)	—	(1,929)
Proceeds from sales and maturities of investments	188	—	1,778	—	1,966
Purchases of property, equipment and capitalized software	(125)	(29)	(22)	—	(176)
Decrease in restricted investments	—	—	4	—	4
Net cash paid in business combinations	—	(5)	(43)	—	(48)
Capital contributions to subsidiaries	(386)	7	379	—	—
Dividends received from subsidiaries	101	—	(101)	—	—
Change in amounts due to/from affiliates	(18)	(2)	20	—	—
Other, net	6	(26)	1	—	(19)
Net cash (used in) provided by investing activities	(349)	(55)	202	—	(202)
Financing activities:
Proceeds from employee stock plans	18	—	—	—	18
Other, net	2	—	(1)	—	1
Net cash provided by financing activities	20	—	(1)	—	19
Net (decrease) increase in cash and cash equivalents	(274)	(7)	771	—	490
Cash and cash equivalents at beginning of period	360	13	1,956	—	2,329
Cash and cash equivalents at end of period	$86	$6	$2,727	$—	$2,819

Molina Healthcare, Inc. 2017 Form 10-K | 128

	Year Ended December 31, 2015
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$113	51	961	—	$1,125
Investing activities:
Purchases of investments	(244)	—	(1,679)	—	(1,923)
Proceeds from sales and maturities of investments	118	—	1,008	—	1,126
Purchases of property, equipment and capitalized software	(91)	(20)	(21)	—	(132)
Decrease in restricted investments	—	5	(11)	—	(6)
Net cash paid in business combinations	—	(174)	(276)	—	(450)
Capital contributions to subsidiaries	(770)	236	534	—	—
Dividends received from subsidiaries	142	—	(142)	—	—
Change in amounts due to/from affiliates	(68)	(63)	131	—	—
Other, net	—	(35)	—	—	(35)
Net cash used in investing activities	(913)	(51)	(456)	—	(1,420)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	689	—	—	—	689
Proceeds from common stock offering, net of issuance costs	373	—	—	—	373
Proceeds from employee stock plans	18	—	—	—	18
Other, net	5	—	—	—	5
Net cash provided by financing activities	1,085	—	—	—	1,085
Net increase in cash and cash equivalents	285	—	505	—	790
Cash and cash equivalents at beginning of period	75	13	1,451	—	1,539
Cash and cash equivalents at end of period	$360	$13	$1,956	$—	$2,329

Molina Healthcare, Inc. 2017 Form 10-K | 129

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The following sets forth certain information regarding our executive officers, including the business experience of each executive officer during the past five years:

Name	Age	Position
Joseph M. Zubretsky	61	President and Chief Executive Officer
Joseph W. White	59	Chief Financial Officer
Jeff D. Barlow	55	Chief Legal Officer and Corporate Secretary
Pamela S. Sedmak	56	Executive Vice President, Health Plan Operations
Mark L. Keim	52	Executive Vice President, Strategic Planning, Corporate Development & Transformation
Lisa A. Rubino	60	Senior Vice President, Medicare and Duals Integration
Mr. Zubretsky has served as President and Chief Executive Officer since November 6, 2017. He joins the Company from The Hanover Insurance Group, Inc., where he served as its President and Chief Executive Officer from June 2016 to October 2017. Prior to that, Mr. Zubretsky served almost nine years at Aetna, Inc., where he most recently served as Chief Executive Officer of Healthagen Holdings, a group of healthcare services and information technology companies at Aetna, from January 2015 to October 2015. Prior to that, he served as a Senior Executive Vice President leading Aetna’s National Businesses from 2013 to 2014, and served as Aetna’s Chief Financial Officer from 2007 to 2013. None of the entities where Mr. Zubretsky was previously employed is a parent, subsidiary or other affiliate of the Company.
Mr. White has served as Chief Financial Officer since May 2, 2017. Prior to that, Mr. White had served as Chief Accounting Officer since 2007. Mr. White also served as our Interim President and Chief Executive Officer from May 2, 2017 to November 6, 2017.
Mr. Barlow has served as Chief Legal Officer and Corporate Secretary since 2010.
Ms. Sedmak has served as Executive Vice President, Health Plan Operations since February 2018. Ms. Sedmak brings more than 25 years of Medicaid managed care leadership experience in operations, strategy, and finance. Most recently, she was a senior adviser at McKinsey & Company, serving clients in the health care services and global corporate finance practice areas. Prior to McKinsey, she served as president and CEO for Aetna Medicaid/Dual Eligibles. Before Aetna, Ms. Sedmak held C-level leadership positions at Blue Cross and Blue Shield of Minnesota, CareSource and General Electric. None of the entities where Ms. Sedmak was previously employed is a parent, subsidiary or other affiliate of the Company.
Mr. Keim has served as Executive Vice President, Strategic Planning, Corporate Development and Transformation since January 2018.  Most recently, he served as executive vice president of corporate development and strategy for The Hanover Insurance Group. Prior to The Hanover Insurance Group, Mr. Keim spent six years with Aetna where he led major strategic initiatives. Before Aetna, he was senior vice president of strategy and business development at GE Capital. None of the entities where Mr. Keim was previously employed is a parent, subsidiary or other affiliate of the Company.
Ms. Rubino has served as our Senior Vice President, Medicare & Duals Integration since 2013. From 2012 to 2013, Ms. Rubino served as Senior Vice President of Health Plans, Western Region. From 2007 to 2012, Ms. Rubino served as the President of Molina Healthcare of California.
Each executive officer serves at the pleasure of the board of directors.
The remaining information called for by Item 10 of Form 10-K is incorporated by reference to “Election of Directors,” “Corporate Governance and Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

Molina Healthcare, Inc. 2017 Form 10-K | 130

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The consolidated financial statements and exhibits listed below are filed as part of this Form 10-K.

(1)	The financial statements included in Financial Statements and Supplementary Data, above, are filed as part of this annual report.

(2)	Financial Statement Schedules
None of the schedules apply, or the information required is included in the Notes to the Consolidated Financial Statements.

(3)	Exhibits
Reference is made to the accompanying Index to Exhibits.

Molina Healthcare, Inc. 2017 Form 10-K | 131

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2018.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Zubretsky
Joseph M. Zubretsky
Chief Executive Officer (Principal Executive Officer)

Molina Healthcare, Inc. 2017 Form 10-K | 132

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Zubretsky	Chief Executive Officer, President and Director	March 1, 2018
Joseph M. Zubretsky	(Principal Executive Officer)

/s/ Joseph W. White	Chief Financial Officer and Treasurer	March 1, 2018
Joseph W. White	(Principal Financial Officer)

/s/ Garrey E. Carruthers	Director	March 1, 2018
Garrey E. Carruthers, Ph.D.

/s/ Daniel Cooperman	Director	March 1, 2018
Daniel Cooperman

/s/ Charles Z. Fedak	Director	March 1, 2018
Charles Z. Fedak

/s/ Steven J. Orlando	Director	March 1, 2018
Steven J. Orlando

/s/ Ronna E. Romney	Director	March 1, 2018
Ronna E. Romney

/s/ Richard M. Schapiro	Director	March 1, 2018
Richard M. Schapiro

/s/ Dale B. Wolf	Chairman of the Board	March 1, 2018
Dale B. Wolf

Molina Healthcare, Inc. 2017 Form 10-K | 133

INDEX TO EXHIBITS
The following exhibits, which are furnished with this Annual Report on Form 10-K (this “Form 10-K”) or incorporated herein by reference, are filed as part of this annual report.
The agreements included or incorporated by reference as exhibits to this Form 10-K may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement. The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading.

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
Filed as Exhibit 2.2 to registrant’s Form 10-K filed February 26, 2016.
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002.
3.2	Certificate of Amendment to Certificate of Incorporation	Filed as Appendix A to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2013.
3.3	Third Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.1 to registrant’s Form 10-Q filed July 30, 2014.
4.1	Indenture, dated as of February 15, 2013, by and between Molina Healthcare, Inc. and U.S. Bank, National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed February 15, 2013.
4.2	Form of 1.125% Cash Convertible Senior Note due 2020	Included in Exhibit 4.1 to registrant’s Form 8-K filed February 15, 2013.
4.3	Indenture, dated as of September 5, 2014, by and between Molina Healthcare, Inc. and U.S. Bank National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed September 8, 2014.
4.4	Form of 1.625% Convertible Senior Note due 2044	Included in Exhibit 4.1 to registrant’s Form 8-K filed September 8, 2014.
4.5	First Supplemental Indenture, dated as of September 16, 2014, by and between Molina Healthcare, Inc. and the U.S. Bank National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed September 17, 2014.
4.6	Form of 1.625% Convertible Senior Note due 2044	Included in Exhibit 4.1 to registrant’s Form 8-K filed September 17, 2014.
4.7	Indenture dated November 10, 2015, by and among Molina Healthcare, Inc., the guarantor parties thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015.
4.8	Form of 5.375% Senior Notes due 2022	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015.
4.9	Form of Guarantee pursuant to Indenture, dated as of November 10, 2015, by and among Molina Healthcare, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015.
4.10	First Supplemental Indenture, dated as of February 16, 2016, by and among Molina Healthcare, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed February 18, 2016.
4.11	Indenture, dated June 6, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee.	Filed as Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017.

Molina Healthcare, Inc. 2017 Form 10-K | 134

Number	Description	Method of Filing
4.12	Form of Notes (included in Exhibit 4.1 to registrant’s Form 8-K filed June 6, 2017).	Filed as Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017.
4.13	Form of Guarantees (included in Exhibit 4.1 to registrant’s Form 8-K filed June 6, 2017).	Filed as Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017.
*10.1	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2018)	Filed herewith.
*10.2	2011 Equity Incentive Plan	Filed as Exhibit 10.8 to registrant’s Form 10-K filed February 26, 2014.
*10.3	2011 Employee Stock Purchase Plan	Filed as Exhibit 10.6 to registrant’s Form 10-K filed February 26, 2015.
*10.4	Molina Healthcare, Inc. Change in Control Severance Plan (2017)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed May 4, 2017.
*10.5	2011 Equity Incentive Plan - Form of Stock Option Agreement (Director)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed May 4, 2017.
*10.6	2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed May 4, 2017.
*10.7	2011 Equity Incentive Plan - Form of Performance Unit Award Agreement 1 (Executive Officer)	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed May 4, 2017.
*10.8	2011 Equity Incentive Plan - Form of Performance Unit Award Agreement 2 (Executive Officer)	Filed as Exhibit 10.5 to registrant’s Form 10-Q filed May 4, 2017.
*10.9	Amended and Restated Employment Agreement with Joseph W. White, dated June 5, 2017, and effective as of May 2, 2017.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 7, 2017.
*10.10	Employment Agreement with Jeff Barlow dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013.
*10.11	Amended and Restated Change in Control Agreement with Joseph W. White, dated as of December 31, 2009	Filed as Exhibit 10.6 to registrant’s Form 8-K filed January 7, 2010.
*10.12	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013.
*10.13	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007.
*10.14	Waiver and Release Agreement, dated June 24, 2017, by and between J. Mario Molina and Molina Healthcare, Inc.	Filed as Exhibit 10.1 to registrant’s Form 8-K/A filed June 28, 2017.
*10.15	Waiver and Release Agreement, dated June 26, 2017, by and between John Molina and Molina Healthcare, Inc.	Filed as Exhibit 10.2 to registrant’s Form 8-K/A filed June 28, 2017.
*10.16	Employment Agreement, dated October 9, 2017, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed October 10, 2017.
*10.17	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 15, 2013.
*10.18	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant’s Form 8-K filed February 15, 2013.
10.19	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant’s Form 8-K filed February 15, 2013.
10.20	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant’s Form 8-K filed February 15, 2013.
10.21	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.5 to registrant’s Form 8-K filed February 15, 2013.
10.22	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.6 to registrant’s Form 8-K filed February 15, 2013.
10.23	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.7 to registrant’s Form 8-K filed February 15, 2013.
10.24	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.8 to registrant’s Form 8-K filed February 15, 2013.

Molina Healthcare, Inc. 2017 Form 10-K | 135

Number	Description	Method of Filing
10.25	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed May 3, 2013.
10.26	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed May 3, 2013.
10.27	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed May 3, 2013.
10.28	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed May 3, 2013.
10.29	Settlement Agreement entered into on October 30, 2013, by and between the Department of Health Care Services and Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc.	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 30, 2013.
10.30
Credit Agreement, dated as of June 12, 2015, by and among Molina Healthcare, Inc., Molina Information Systems, LLC, Molina Medical Management, Inc., certain lenders named on the signature pages thereto and SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank
Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 16, 2015.
10.31
First Amendment to Credit Agreement, dated as of January 3, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank, including the amended and restated Credit Agreement attached as Exhibit A thereto
Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 3, 2017.
10.32
Second Amendment to Credit Agreement, dated as of February 15, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank
Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 17, 2017.
10.33	Guarantor Joinder Agreement, dated February 16, 2016, by and among the guarantors party thereto and SunTrust Bank, as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 18, 2016.
10.34
Third Amendment to Credit Agreement, dated as of May 19, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, in its capacities as Administrative Agent, Issuing Bank and Swingline Lender.
Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 22, 2017.
10.35
Purchase Agreement, dated May 22, 2017, by and among the Company, the guarantors party thereto and SunTrust Robinson Humphrey, Inc., as representative of the several initial purchasers named in Schedule A thereto.
Filed as Exhibit 1.1 to registrant’s Form 8-K filed May 23, 2017.
10.36
Fourth Amendment to Credit Agreement, dated as of August 29, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, in its capacities as Administrative Agent, Issuing Bank and Swingline Lender.
Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 1, 2017.
10.37	Commitment Letter, dated December 4, 2017, by and among Molina Healthcare, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed December 7, 2017.
10.38
Form of Fifth Amendment to Credit Agreement, dated as of December 19, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, in its capacities as Administrative Agent, Issuing Bank and Swingline Lender.
Filed as Exhibit 10.1 to registrant’s Form 8-K filed December 26, 2017.
10.39
Amended and Restated Commitment Letter, dated as of January 2, 2018, by and among Molina Healthcare, Inc., SunTrust Bank, SunTrust Robinson Humphrey, Inc., Barclays Bank PLC, MUFG, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc.
Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 2, 2018.

Molina Healthcare, Inc. 2017 Form 10-K | 136

Number	Description	Method of Filing
10.40
Bridge Credit Agreement, dated as of January 2, 2018, by and among Molina Healthcare, Inc., as the Borrower, Molina Information Systems, LLC, Molina Pathways LLC and Pathways Health and Community Support LLC, as the Guarantors, SunTrust Bank, Barclays Bank PLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Bank of America, N.A., and Morgan Stanley Senior Funding, Inc., as Lenders, and SunTrust Bank, as Administrative Agent.
Filed as Exhibit 10.2 to registrant’s Form 8-K filed January 2, 2018.
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

Molina Healthcare, Inc. 2017 Form 10-K | 137