Form 10-Q
period 2018-03-31
MOLINA HEALTHCARE INC
filed 2018-04-30
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 25, 2018, was approximately 61,685,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2018

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2018	2017
	(In millions, except per-share data) (Unaudited)
Revenue:
Premium revenue	$4,323	$4,648
Service revenue	134	131
Premium tax revenue	104	111
Health insurer fees reimbursed	61	—
Investment income and other revenue	24	14
Total revenue	4,646	4,904
Operating expenses:
Medical care costs	3,722	4,111
Cost of service revenue	120	122
General and administrative expenses	352	439
Premium tax expenses	104	111
Health insurer fees	75	—
Depreciation and amortization	26	39
Restructuring and separation costs	25	—
Total operating expenses	4,424	4,822
Operating income	222	82
Other expenses (income), net:
Interest expense	33	26
Other expense (income), net	10	(75)
Total other expenses (income), net	43	(49)
Income before income tax expense	179	131
Income tax expense	72	54
Net income	$107	$77

Net income per share:
Basic	$1.79	$1.38
Diluted	$1.64	$1.37
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(Amounts in millions) (Unaudited)
Net income	$107	$77
Other comprehensive (loss) income:
Unrealized investment (loss) gain	(7)	1
Less: effect of income taxes	—	—
Other comprehensive (loss) income, net of tax	(7)	1
Comprehensive income	$100	$78
See accompanying notes.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Amounts in millions, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,729	$3,186
Investments	2,444	2,524
Restricted investments	77	169
Receivables	950	871
Prepaid expenses and other current assets	411	239
Derivative asset	585	522
Total current assets	8,196	7,511
Property, equipment, and capitalized software, net	318	342
Goodwill and intangible assets, net	250	255
Restricted investments	120	119
Deferred income taxes	114	103
Other assets	135	141
	$9,133	$8,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$2,023	$2,192
Amounts due government agencies	1,714	1,542
Accounts payable and accrued liabilities	713	366
Deferred revenue	404	282
Current portion of long-term debt	566	653
Derivative liability	585	522
Total current liabilities	6,005	5,557
Long-term debt	1,318	1,318
Lease financing obligations	198	198
Other long-term liabilities	59	61
Total liabilities	7,580	7,134

Stockholders’ equity:
Common stock, $0.001 par value, 150 shares authorized; outstanding: 62 shares at March 31, 2018 and 60 shares at December 31, 2017	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,153	1,044
Accumulated other comprehensive loss	(12)	(5)
Retained earnings	412	298
Total stockholders’ equity	1,553	1,337
	$9,133	$8,471
See accompanying notes.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
	(Unaudited)
Balance at January 1, 2018	60	$—	$1,044	$(5)	$298	$1,337
Net income	—	—	—	—	107	107
Adoption of Topic 606	—	—	—	—	6	6
Adoption of ASU 2018-02	—	—	—	—	1	1
1.625% Convertible Notes exchange transaction	2	—	108	—	—	108
Other comprehensive loss, net	—	—	—	(7)	—	(7)
Share-based compensation	—	—	1	—	—	1
Balance at March 31, 2018	62	$—	$1,153	$(12)	$412	$1,553

See accompanying notes.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(Amounts in millions) (Unaudited)
Operating activities:
Net income	$107	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37	49
Deferred income taxes	(6)	(5)
Share-based compensation	6	6
Non-cash restructuring costs	17	—
Amortization of convertible senior notes and lease financing obligations	7	8
Loss on debt extinguishment	10	—
Other, net	2	3
Changes in operating assets and liabilities:
Receivables	(83)	(32)
Prepaid expenses and other current assets	(239)	(12)
Medical claims and benefits payable	(163)	(3)
Amounts due government agencies	172	373
Accounts payable and accrued liabilities	319	50
Deferred revenue	130	146
Income taxes	78	59
Net cash provided by operating activities	394	719
Investing activities:
Purchases of investments	(389)	(733)
Proceeds from sales and maturities of investments	543	433
Purchases of property, equipment and capitalized software	(4)	(26)
Increase in restricted investments held-to-maturity	—	(5)
Other, net	(5)	(6)
Net cash provided by (used in) investing activities	145	(337)
Financing activities:
Cash paid for financing transaction fees	(5)	—
Proceeds from employee stock plans	—	1
Other, net	—	(2)
Net cash used in financing activities	(5)	(1)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	534	381
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	3,290	2,912
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$3,824	$3,293

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three Months Ended March 31,
	2018	2017
	(Amounts in millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(5)	$(6)

Details of change in fair value of derivatives, net:
Gain (loss) on 1.125% Call Option	$63	$(86)
(Loss) gain on 1.125% Conversion Option	(63)	86
Change in fair value of derivatives, net	$—	$—

1.625% Convertible Notes exchange transaction:
Common stock issued in exchange for 1.625% Convertible Notes	$131	$—
Component of 1.625% Convertible Notes allocated to additional paid-in capital, net of income taxes	(23)	—
Net increase to additional paid-in capital	$108	$—
See accompanying notes.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

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
The Health Plans segment consists of health plans operating in 13 states and the Commonwealth of Puerto Rico. As of March 31, 2018, these health plans served approximately 4.1 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO).
Our health plans’ state Medicaid contracts generally have terms of three to four years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Such contracts are subject to risk of loss in states that issue requests for proposal (RFP) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may not be renewed.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled (ABD); and regions or service areas.
The Molina Medicaid Solutions segment provides support to state government agencies’ administration of their Medicaid programs, including business processing, information technology development and administrative services. The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
Presentation and Reclassification
We have reclassified certain amounts in the 2017 consolidated statement of cash flows to conform to the 2018 presentation, relating to the presentation of restricted cash and cash equivalents. The reclassification is a result of our adoption of Accounting Standards Update (ASU) 2016-18, Restricted Cash effective January 1, 2018. See Note 2, “Significant Accounting Policies,” for further information, including the amount reclassified.
We have combined certain line items in the accompanying consolidated balance sheets. For all periods presented, we have combined the presentation of:

•	Income taxes refundable with “Prepaid expenses and other current assets;”

•	Income taxes payable with “Accounts payable and accrued liabilities;”

•	Goodwill, and intangible assets, net to a single line; and

•	Deferred contract costs with “Other assets.”
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries, and variable interest entities (VIEs) in which Molina Healthcare, Inc. is considered to be the primary beneficiary. Such VIEs are insignificant to our consolidated financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the three

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 8

months ended March 31, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2017. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in our December 31, 2017 audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our December 31, 2017 audited consolidated financial statements.

2. Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid investments that are both readily convertible into known amounts of cash and have a maturity of three months or less on the date of purchase. The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows. The restricted cash and cash equivalents presented below are included in non-current “Restricted investments” in the accompanying consolidated balance sheets.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Cash and cash equivalents	$3,729	$3,198
Restricted cash and cash equivalents	95	95
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$3,824	$3,293
Revenue Recognition
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018, using the modified retrospective approach. The insurance contracts of our Health Plans segment, which segment constitutes the vast majority of our operations, are excluded from the scope of Topic 606 because the recognition of revenue under these contracts is dictated by other accounting standards governing insurance contracts. The cumulative effect of initially applying the guidance, relating entirely to our Molina Medicaid Solutions segment contracts, resulted in an immaterial impact to beginning retained earnings, as presented in the accompanying consolidated statement of stockholders’ equity. Topic 606 was only applied to service contracts that were not completed as of December 31, 2017. Refer to “Molina Medicaid Solutions segment” and “Other segment” below for further information.
Health Plans segment
Premium revenue is fixed in advance of the periods covered and, except as described below, is not generally subject to significant accounting estimates. Premium revenues are recognized in the month that members are entitled to receive health care services, and premiums collected in advance are deferred. Certain components of premium revenue are subject to accounting estimates and fall into two broad categories discussed in further detail below: 1) “Contractual Provisions That May Adjust or Limit Revenue or Profit;” and 2) “Quality Incentives.” Liabilities recorded for such provisions are included in “Amounts due government agencies” in the accompanying consolidated balance sheets.

1)	Contractual Provisions That May Adjust or Limit Revenue or Profit:
Medicaid

•
Medical Cost Floors (Minimums), and Medical Cost Corridors: A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $148 million and $135 million at March 31, 2018 and December 31, 2017, respectively. Approximately $97 million and $96 million of the liability

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 9

accrued at March 31, 2018 and December 31, 2017, respectively, relates to our participation in Medicaid Expansion programs.

•
Retroactive Premium Adjustments: State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, rather than in the months of service to which the retroactive adjustment applies.

Medicare

•
Minimum MLR: Federal regulations have established a minimum annual medical loss ratio (Minimum MLR) of 85% for Medicare. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income.

Marketplace

•
Risk adjustment: Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk transfer payment into the pool if their composite risk scores are below the average risk score, and will receive a risk transfer payment from the pool if their composite risk scores are above the average risk score. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of March 31, 2018, and December 31, 2017 the Marketplace risk adjustment payable amounted to $1,129 million and $912 million, respectively.

•
Minimum MLR: The ACA has established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income.

2)	Quality Incentives:
At many of our health plans, revenue ranging from approximately 1% to 3% of certain health plan premiums is earned only if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of March 31, 2018 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of March 31, 2018.

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Maximum available quality incentive premium - current period	$40	$38
Quality incentive premium revenue recognized in current period:
Earned current period	$24	$19
Earned prior periods	11	5
Total	$35	$24

Quality incentive premium revenue recognized as a percentage of total premium revenue	0.8%	0.5%
Molina Medicaid Solutions segment
Molina Medicaid Solutions is under contract with Medicaid agencies in six states and the U.S. Virgin Islands. Our existing contracts have terms that currently extend to 2018 through 2025, before renewal options. As of March 31, 2018, the aggregate amount of service revenue relating to unsatisfied performance obligations amounted to $571 million.
Business process outsourcing services are billed immediately following the end of the month in which such services are performed, with payment received soon thereafter. Payments for the design, development and implementation (DDI) of Medicaid management information systems milestones are received following our performance, and the

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 10

customer’s acceptance, of the milestone deliverable. However, DDI revenue is deferred until the system ‘go-live’ date, and is amortized over the initial contract hosting period.
Other segment
Our Pathways behavioral health subsidiary’s revenue is variable, and generally invoiced after services are rendered; customer payment follows invoicing. We have concluded that there is no change to revenue recognition under Topic 606 for our Pathways behavioral health subsidiary, and therefore no impact to retained earnings effective January 1, 2018.
The following table presents the opening and closing balances of receivables, deferred contract costs (contract assets), and deferred revenue (contract liabilities) from contracts with customers, by segment.

	March 31, 2018	December 31, 2017
	(In millions)
Receivables:
Molina Medicaid Solutions	$41	$30
Other	46	44
Deferred contract costs (contract assets) – Molina Medicaid Solutions	103	101
Deferred revenue (contract liabilities) – Molina Medicaid Solutions	41	49
Medical Care Costs - Marketplace Cost Share Reduction (CSR) Update
During the first quarter of 2018, we recognized a benefit of approximately $70 million in reduced medical expense related to 2017 dates of service as a result of the federal government’s confirmation that the reconciliation of 2017 Marketplace CSR subsidies would be performed on an annual basis. In the fourth quarter of 2017, we had assumed a nine-month reconciliation of this item pending confirmation of the time period to which the 2017 reconciliation would be applied.
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
The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. The TCJA, in part, reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. Accounting guidance allows filers one year subsequent to the end of the tax year to finalize the valuation of deferred tax assets and liabilities. At March 31, 2018, we had not completed our accounting for the tax effects resulting from enactment of TCJA with respect to valuation of our deferred tax assets and liabilities. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law based on expected future guidance from the Internal Revenue Service and U.S. Treasury.
Recent Accounting Pronouncements Adopted
Revenue Recognition (Topic 606). See discussion above, in “Revenue Recognition.”
Comprehensive Income. In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. ASU 2018-02 is effective beginning January 1, 2019; we early adopted this ASU effective

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 11

January 1, 2018. The effect of applying the guidance resulted in an immaterial impact to beginning retained earnings, as presented in the accompanying consolidated statement of stockholders’ equity.
Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires us to include in our consolidated statements of cash flows the balances of cash, cash equivalents, restricted cash and restricted cash equivalents. When these items are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents are no longer presented in the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018. We have applied the guidance retrospectively to all periods presented. Such retrospective adoption resulted in a $95 million reclassification of restricted cash and cash equivalents from “Investing activities” to the beginning and ending balances of cash and cash equivalents in our consolidated statements of cash flows for the quarter ended March 31, 2017. There was no impact to our consolidated statements of income, balance sheets, or stockholders’ equity. The reconciliation of cash and cash equivalents to cash, cash equivalents and restricted cash and cash equivalents is presented at the beginning of this note.
Recent Accounting Pronouncements Not Yet Adopted
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
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as modified by ASU 2017-03, Transition and Open Effective Date Information. Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both financing and operating leases. For leases with a term of 12 months or less, an entity may elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. ASU 2016-02 is effective for us beginning January 1, 2019, and must be adopted using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Under this guidance, we will record assets and liabilities relating primarily to our long-term office leases. We are currently updating the configuration of our lease database management system for the adoption of Topic 842, and we are in the early stages of computing the impact of Topic 842 on our consolidated financial statements.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 12

3. Net Income per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2018	2017
	(In millions, except net income per share)
Numerator:
Net income	$107	$77
Denominator:
Shares outstanding at the beginning of the period	59	56
Weighted-average number of shares issued:
1.625% Exchange (1)	1	—
Denominator for basic net income per share	60	56
Effect of dilutive securities:
Convertible senior notes (1)	1	—
1.125% Warrants (1)	4	—
Denominator for diluted net income per share	65	56

Net income per share: (2)
Basic	$1.79	$1.38
Diluted	$1.64	$1.37
______________________________

(1)
For more information regarding the 1.625% Exchange and the convertible senior notes, refer to Note 7, “Debt.” For more information regarding the 1.125% Warrants, refer to Note 9, “Stockholders' Equity.” The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method.

(2)	Source data for calculations in thousands.
4. Fair Value Measurements
We consider the carrying amounts of cash, cash equivalents and other current assets and current liabilities (not including derivatives and the current portion of long-term debt) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions that we use to a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, see Note 4, “Fair Value Measurements,” in our 2017 Annual Report on Form 10-K.
Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of March 31, 2018, included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 8, “Derivatives,” the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such derivative instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the three months ended March 31, 2018.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 13

Our financial instruments measured at fair value on a recurring basis at March 31, 2018, were as follows:

	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,618	$—	$1,618	$—
U.S. treasury notes	329	329	—	—
Government-sponsored enterprise securities (GSEs)	227	227	—	—
Municipal securities	131	—	131	—
Asset-backed securities	110	—	110	—
Certificate of deposit	27	—	27	—
Other	2	—	2	—
Subtotal - current investments	2,444	556	1,888	—
Corporate debt securities	66	—	66	—
U.S. treasury notes	11	11	—	—
Subtotal - current restricted investments	77	11	66	—
1.125% Call Option derivative asset	585	—	—	585
Total assets	$3,106	$567	$1,954	$585

1.125% Conversion Option derivative liability	$585	$—	$—	$585
Total liabilities	$585	$—	$—	$585
Our financial instruments measured at fair value on a recurring basis at December 31, 2017, were as follows:

	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,588	$—	$1,588	$—
U.S. treasury notes	388	388	—	—
GSEs	253	253	—	—
Municipal securities	141	—	141	—
Asset-backed securities	117	—	117	—
Certificates of deposit	37	—	37	—
Subtotal - current investments	2,524	641	1,883	—
Corporate debt securities	101	—	101	—
U.S. treasury notes	68	68	—	—
Subtotal - current restricted investments	169	68	101	—
1.125% Call Option derivative asset	522	—	—	522
Total assets	$3,215	$709	$1,984	$522

1.125% Conversion Option derivative liability	$522	$—	$—	$522
Total liabilities	$522	$—	$—	$522

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 14

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets. The carrying amount and estimated fair value of the amount due under our Credit Facility is classified as a Level 3 financial instrument, because certain inputs used to determine its fair value are not observable. The carrying amount of the amount due under the Credit Facility approximates its fair value because the Credit Facility’s interest rate is a variable rate that approximates rates currently available to us.

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
5.375% Notes	$693	$694	$692	$730
1.125% Convertible Notes	502	1,111	496	1,052
4.875% Notes	326	307	325	329
Credit Facility	300	300	300	300
1.625% Convertible Notes	63	90	157	220
	$1,884	$2,502	$1,970	$2,631

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
The following tables summarize our investments as of the dates indicated:

	March 31, 2018
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,627	$—	$9	$1,618
U.S. treasury notes	330	—	1	329
GSEs	229	—	2	227
Municipal securities	133	—	2	131
Asset backed securities	111	—	1	110
Certificates of deposit	27	—	—	27
Other	2	—	—	2
Subtotal - current investments	2,459	—	15	2,444
Corporate debt securities	66	—	—	66
U.S. treasury notes	11	—	—	11
Subtotal - current restricted investments	77	—	—	77
	$2,536	$—	$15	$2,521

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 15

	December 31, 2017
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,591	$1	$4	$1,588
U.S. treasury notes	389	—	1	388
GSEs	255	—	2	253
Municipal securities	142	—	1	141
Asset-backed securities	117	—	—	117
Certificates of deposit	37	—	—	37
Subtotal - current investments	2,531	1	8	2,524
Corporate debt securities	101	—	—	101
U.S. treasury notes	68	—	—	68
Subtotal - current restricted investments	169	—	—	169
	$2,700	$1	$8	$2,693

The contractual maturities of our available-for-sale investments as of March 31, 2018 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$1,576	$1,573
Due after one year through five years	959	947
Due after five years through ten years	1	1
	$2,536	$2,521
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three months ended March 31, 2018 and 2017 were insignificant.
We have determined that unrealized losses at March 31, 2018 and December 31, 2017, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of March 31, 2018:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$1,276	$7	610	$93	$2	71
U.S. Treasury notes	364	1	81	—	—	—
GSEs	179	1	67	95	1	47
Municipal securities	85	1	97	38	1	46
Asset backed securities	97	1	60	—	—	—
	$2,001	$11	915	$226	$4	164

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 16

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2017:

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
Held-to-Maturity Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by government authorities primarily in certificates of deposit and U.S. treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. The use of these funds is limited as required by regulations in the various states in which we operate, or as needed in the event of insolvency of capitated providers. Therefore, such investments are reported as non-current “Restricted investments” in the accompanying consolidated balance sheets. We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates.
The contractual maturities of our held-to-maturity restricted investments, which are carried at amortized cost, which approximates fair value, as of March 31, 2018, are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$117	$117
Due after one year through five years	3	3
	$120	$120

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated:

	March 31, 2018	December 31, 2017
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,586	$1,717
Pharmacy payable	127	112
Capitation payable	62	67
Other	248	296
	$2,023	$2,192
“Other” medical claims and benefits payable includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $146 million and $122 million as of March 31, 2018 and December 31, 2017, respectively.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The amounts presented for “Components of medical care costs related to: Prior periods” represent the amounts by which our original estimate of medical claims and benefits payable at the beginning of the

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 17

period were more than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Medical claims and benefits payable, beginning balance	$2,192	$1,929
Components of medical care costs related to:
Current period	3,963	4,253
Prior periods	(241)	(142)
Total medical care costs	3,722	4,111

Change in non-risk provider payables	45	(96)

Payments for medical care costs related to:
Current period	2,498	2,683
Prior periods	1,438	1,335
Total paid	3,936	4,018
Medical claims and benefits payable, ending balance	$2,023	$1,926
Benefit from prior period as a percentage of:
Balance at beginning of period	11.0%	7.4%
Premium revenue, trailing twelve months	1.3%	0.8%
Medical care costs, trailing twelve months	1.4%	0.9%
Assuming that our initial estimate of IBNP is accurate, we believe that amounts ultimately paid would generally be between 8% and 10% less than the IBNP liability recorded at the end of the period as a result of the inclusion in that liability of the provision for adverse claims deviation and the accrued cost of settling those claims. Because we establish the provision for adverse claims deviation and the accrued cost of settling claims on a consistent basis every quarter, the lower cost recognized in a subsequent period if such a provision proved unnecessary would be offset by the establishment of a similar provision during that subsequent period.
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
The differences between our original estimates and the amounts ultimately paid out for the most part relate to IBNP. While many related factors working in conjunction with one another serve to determine the accuracy of our estimates, we are seldom able to quantify the impact that any single factor has on a change in estimate. In addition, given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We believe that the most significant uncertainties surrounding our IBNP estimates at March 31, 2018 are as follows:

•
Across all of our health plans, the inventory of unpaid claims increased significantly during the first half of 2017, then decreased in the last half of 2017 and into 2018. Changes in claims inventories impact the timing between date of service and the date of claim payment, increasing the volatility of our liability estimates.

•
According to The Centers for Disease Control and Prevention, and confirmed by our own claims experience, the influenza season was much more severe this year than last year in several states in which we operate health plans. Although we have established liabilities for additional expected claims related to influenza, our liability estimates are subject to more than the usual amount of uncertainty.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 18

•
At our Florida health plan a new clinical service system was implemented in the first quarter of 2018. This system impacted the reporting of inpatient authorizations used in our development of claims liabilities, which makes our liability estimates subject to more than the usual amount of uncertainty.

•
We recently implemented a new process for increased quality review of claims payments in nine of our health plans. While we do not anticipate this new process will impact the percentage of claims paid within the timely turnaround requirements, we believe it will have a minor impact on the timing of some paid claims. For this reason, our liability estimates in the nine health plans are subject to more than the usual amount of uncertainty.

We recognized favorable prior period claims development in the amount of $241 million for the three months ended March 31, 2018. This amount represents our estimate as of March 31, 2018, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2017, was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

•
The impact of the provision for adverse claims deviation and the accrued cost of settling claims as discussed above. Because we re-establish the provision for adverse claims deviation and the accrued cost of settling claims on a consistent basis every quarter, the impact of this item on first quarter 2018 results was minimal.

•
Across all of our health plans, the inventory of unpaid claims increased significantly during the first half of 2017, then decreased in the last half of 2017. In hindsight, the impact of the changes in claims processing timing reduced our liabilities more than we had anticipated.

•
December 2017 data from The Centers for Disease Control and Prevention indicated widespread influenza activity in several states in which we operate health plans. The additional liabilities established in consideration of increased claims related to a more severe influenza season turned out to be conservative.

•
In establishing our liability at December 31, 2017, we anticipated an increase in the utilization of medical services by Marketplace members concerned about the future of their healthcare coverage as a result of uncertainties related to high premium increases and issuer exits. This induced demand did not materialize to the degree we expected.

7. Debt
Substantially all of our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets:

	March 31, 2018	December 31, 2017
	(In millions)
Current portion of long-term debt:
1.125% Convertible Notes, net of unamortized discount	$505	$499
1.625% Convertible Notes, net of unamortized discount	63	157
Lease financing obligations	1	1
Debt issuance costs	(3)	(4)
	566	653
Non-current portion of long-term debt:
5.375% Notes	700	700
4.875% Notes	330	330
Credit Facility	300	300
Debt issuance costs	(12)	(12)
	1,318	1,318
Lease financing obligations	198	198
	$2,082	$2,169

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 19

Interest cost recognized relating to our convertible senior notes for the periods presented was as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Contractual interest at coupon rate	$2	$3
Amortization of the discount	7	8
	$9	$11
Credit Facility
In January 2017, we entered into an amended unsecured $500 million revolving credit facility (Credit Facility). The Credit Facility has a term of five years and all amounts outstanding will be due and payable on January 31, 2022. As of March 31, 2018, $300 million was outstanding under the Credit Facility, and outstanding letters of credit amounting to $6 million reduced our remaining borrowing capacity under the Credit Facility to $194 million.
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee. The Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. As of March 31, 2018, we were in compliance with all financial and non-financial covenants under the Credit Facility and other long-term debt.
Bridge Credit Agreement
In January 2018, we entered into a bridge credit agreement (Bridge Credit Agreement) with several banks. Under the Bridge Credit Agreement, we may borrow up to $550 million to: (i) satisfy conversions of our 1.125% Convertible Notes; (ii) satisfy and/or refinance indebtedness incurred to satisfy conversion of the 1.125% Convertible Notes; (iii) repay or refinance our Credit Facility; and (iv) pay fees and expenses in connection with the foregoing. Subject to the satisfaction of certain conditions, the remaining amount of any borrowing may be used for general corporate purposes.
Borrowings under the Bridge Credit Agreement are reduced by the following:

•
Any future debt and/or equity transactions including term loans, but excluding any Credit Facility drawing (excluding transactions with proceeds used for working capital purposes and acquisition financings up to $300 million); and

•
On August 20, 2018 (the first put date for the 1.625% Convertible Notes), the Bridge Credit Agreement shall permanently be reduced by the greater of $150 million; and the principal amount of the 1.625% Convertible Notes that are exchanged into equity or otherwise defeased on or prior to that date.

The Bridge Credit Agreement matures on January 1, 2019 and, subject to the satisfaction of certain conditions, we may elect to extend twice the initial maturity date by a period of six months each. The amount available for borrowing under the Bridge Credit Agreement at March 31, 2018, was $550 million.
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
4.875% Notes due 2025
We have outstanding $330 million aggregate principal amount of senior notes (4.875% Notes) due June 15, 2025, unless earlier redeemed. Interest on the 4.875% Notes is payable semiannually in arrears on June 15 and December 15. Guarantees under the 4.875% Notes mirror those of the Credit Facility. See Note 13, “Supplemental Condensed Consolidating Financial Information,” for more information on the guarantors. The 4.875% Notes contain customary non-financial covenants and change of control provisions.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 20

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

The investments that constitute the segregated funds are current assets reported as “Restricted investments” in the accompanying consolidated balance sheets. As a result of the 1.625% Exchange described below, approximately $94 million of such investments were transferred to unrestricted current investments in the first quarter of 2018. As of March 31, 2018, the balance of current restricted investments was $77 million.
5.375% Notes due 2022
We have outstanding $700 million aggregate principal amount of senior notes (5.375% Notes) due November 15, 2022, unless earlier redeemed. Interest on the 5.375% Notes is payable semiannually in arrears on May 15 and November 15. Certain of our wholly owned subsidiaries guarantee our obligations under the 5.375% Notes. Such guarantees mirror those of the Credit Facility. See Note 13, “Supplemental Condensed Consolidating Financial Information,” for more information on the guarantors. The 5.375% Notes contain customary non-financial covenants and change in control provisions.
1.125% Cash Convertible Senior Notes due 2020
We have outstanding $550 million aggregate principal amount of 1.125% cash convertible senior notes due January 15, 2020 (1.125% Convertible Notes), unless earlier repurchased or converted. Interest is payable semiannually in arrears on January 15 and July 15.
The 1.125% Convertible Notes are convertible only into cash, and not into shares of our common stock or any other securities. The initial conversion rate for the 1.125% Convertible Notes is 24.5277 shares of our common stock per $1,000 principal amount, or approximately $40.77 per share of our common stock. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.125% Convertible Notes, equal to the settlement amount, determined in the manner set forth in the indenture. We may not redeem the 1.125% Convertible Notes prior to the maturity date.
The stock price trigger for the 1.125% Convertible Notes is $53.00 per share. The 1.125% Convertible Notes met this trigger in the quarter ended March 31, 2018; therefore, they are convertible into cash and are reported in current portion of long-term debt as of March 31, 2018.
The 1.125% Convertible Notes contain an embedded cash conversion option (the 1.125% Conversion Option), which was separated from the 1.125% Convertible Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Conversion Option settles or expires. The effective interest rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued is approximately 6%. As of March 31, 2018, the 1.125% Convertible Notes had a remaining amortization period of 1.8 years. The 1.125% Convertible Notes’ if-converted value exceeded their principal amount by approximately $527 million and $406 million as of March 31, 2018 and December 31, 2017, respectively.
1.625% Convertible Senior Notes due 2044
In March 2018, we entered into separate, privately negotiated, synthetic exchange agreements (1.625% Exchange) with certain holders of our outstanding 1.625% convertible senior notes due 2044 (1.625% Convertible Notes). In this transaction, we exchanged $97 million aggregate principal amount and accrued interest for 1.8 million shares of our common stock. We recorded a loss on debt extinguishment, including transaction fees, of $10 million, for the transaction, primarily relating to the inducement premium paid to the bondholders, which is recorded in “Other

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 21

expenses (income), net” in the accompanying consolidated statements of income. We did not receive any proceeds from the 1.625% Exchange.
Following the 1.625% Exchange, we have outstanding $64 million aggregate principal amount of the 1.625% Convertible Notes. The initial conversion rate for the 1.625% Convertible Notes is 17.2157 shares of our common stock per $1,000 principal amount, or approximately $58.09 per share of our common stock. Upon conversion, we will pay cash and, if applicable, deliver shares of our common stock to the converting holder in an amount per $1,000 principal amount of 1.625% Notes equal to the settlement amount (as defined in the related indenture).
The stock price trigger for the 1.625% Convertible Notes is $75.51 per share. The 1.625% Convertible Notes did not meet this stock price trigger in the quarter ended March 31, 2018. However, on contractually specified dates beginning in August 2018, holders of the 1.625% Convertible Notes may require us to repurchase some or all of such notes. In addition, beginning May 15, 2018 until August 19, 2018, holders may convert some or all of the 1.625% Convertible Notes. Because of these put and conversion features, the 1.625% Convertible Notes are reported in current portion of long-term debt as of March 31, 2018. As noted above, because the proceeds from the 4.875% Notes are initially restricted to payments upon conversion or redemption of the 1.625% Convertible Notes, such restricted investments are also classified as current in the accompanying consolidated balance sheets.
The expected life of the 1.625% Convertible Notes is approximately four years, beginning on the issuance date and ending on the first date we may redeem the 1.625% Convertible Notes in August 2018. As of March 31, 2018, the 1.625% Convertible Notes had a remaining amortization period of 0.4 years. The effective interest rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued is approximately 5%. The outstanding 1.625% Convertible Notes’ if-converted value exceeded their principal amount at March 31, 2018 and December 31, 2017 by approximately $19 million and $50 million, respectively. At March 31, 2018 and December 31, 2017, the equity component of the 1.625% Convertible Notes, including the impact of deferred taxes, was $5 million and $12 million, respectively.
Cross-Default Provisions
The indentures governing the 4.875% Notes, the 5.375% Notes, the 1.125% Convertible Notes and the 1.625% Convertible Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.

8. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the accompanying consolidated balance sheets:

	Balance Sheet Location	March 31, 2018	December 31, 2017
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$585	$522
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$585	$522
Our derivative financial instruments do not qualify for hedge treatment; therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of income, and reported in “Other expenses (income), net.” Gains and losses for our derivative financial instruments are presented individually in the accompanying consolidated statements of cash flows, “Supplemental cash flow information.”
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

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 22

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
As of March 31, 2018, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Convertible Notes may be converted within twelve months of March 31, 2018, as described in Note 7, “Debt.”

9. Stockholders' Equity
1.625% Exchange
As described in Note 7, “Debt,” we issued 1.8 million shares of our common stock in connection with the 1.625% Exchange in March 2018.
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
Share-Based Compensation
In connection with our equity incentive plans and employee stock purchase plan, approximately 127,000 shares of common stock vested or were purchased, net of shares used to settle employees’ income tax obligations, during the three months ended March 31, 2018.
We record share-based compensation as “General and administrative expenses” in the accompanying consolidated statements of income. As of March 31, 2018, there was $53 million of total unrecognized compensation expense related to unvested restricted stock awards (RSAs), performance stock awards (PSAs), and performance stock units (PSUs), which we expect to recognize over a remaining weighted-average period of 3.2 years, 0.9 years and 2.7 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 9.7% for non-executive employees as of March 31, 2018.
Also as of March 31, 2018, there was $13 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 2.5 years. No stock options were granted or exercised in the three months ended March 31, 2018.
Activity for RSAs, PSAs and PSUs, for the three months ended March 31, 2018, is summarized below:

	Restricted Stock Awards	Performance Stock Awards	Performance Stock Units	Total	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2017	401,804	84,762	91,828	578,394	$58.35
Granted	321,798	—	188,455	510,253	72.46
Vested	(163,043)	(32,929)	—	(195,972)	55.16
Forfeited	(59,931)	(44,384)	(47,650)	(151,965)	62.99
Unvested balance, March 31, 2018	500,628	7,449	232,633	740,710	67.96

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 23

The total fair value of awards granted and vested is presented in the following table:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Granted:
Restricted stock awards	$23	$17
Performance stock units	14	—
	$37	$17
Vested:
Restricted stock awards	$12	$10
Performance stock awards	3	6
	$15	$16

10. Restructuring and Separation Costs
Following a management-initiated, broad operational assessment in early 2017, our board of directors approved, and we committed to, a comprehensive restructuring and profitability improvement plan in June 2017 (the 2017 Restructuring Plan). Key activities under this plan to date have included:

•
Streamlining of our organizational structure to eliminate redundant layers of management, consolidate regional support services, and other staff reductions to improve efficiency and the speed and quality of decision making;

•
Re-design of core operating processes such as provider payment, utilization management, quality monitoring and improvement, and information technology, to achieve more effective and cost-efficient outcomes;

•	Remediation of high-cost provider contracts and enhancement of high quality, cost-effective networks;

•	Restructuring, including selective exits, of direct delivery operations; and

•	Partnering with the lowest-cost, most effective vendors.
Costs Incurred
In our 2017 Annual Report on Form 10-K, we reported that we had incurred substantially all of the costs associated with the 2017 Restructuring Plan in 2017, amounting to $234 million. In the first quarter of 2018, we incurred an additional $25 million in such costs, primarily as a result of our further evaluation of a utilization and care management project terminated because of its inconsistency with the goals of the 2017 Restructuring Plan. As a result, assets relating to this project were written off. In addition, we recorded nominal amounts for one-time termination benefits, and true-ups of consulting fees and contract termination costs recorded in 2017. We expect to complete all activities under the 2017 Restructuring Plan in 2018, with the exception of the settlement of lease termination liabilities. We expect to continue to settle those liabilities through 2025, unless the leases are terminated sooner.
Restructuring and separation costs are reported by the same name in the accompanying consolidated statements of income. The following tables present the major types of such costs by segment. Current and long-lived assets include current and non-current capitalized project costs, and capitalized software determined to be unrecoverable.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 24

	Three Months Ended March 31, 2018
	One-Time Termination Benefits	Other Restructuring Costs			Total
		Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$1	$(1)	$—	$(1)	$(1)
Other	5	20	1	—	26
	$6	$19	$1	$(1)	$25
No restructuring costs were reported in the first quarter of 2017.
As of March 31, 2018, we had incurred cumulative restructuring costs under the 2017 Restructuring Plan as follows:

	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$34	$15	$—	$23	$72
Molina Medicaid Solutions	—	—	8	—	—	8
Other	36	39	57	45	2	179
	$36	$73	$80	$45	$25	$259
Reconciliation of Liability
For those restructuring and separation costs that require cash settlement (primarily separation costs, one-time termination benefits, consulting fees and contract termination costs), the following table presents a roll-forward of the accrued liability, which is reported in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets. The adjustments are due to true-ups of consulting fees and contract termination costs recorded in 2017.

	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs	Total
	(In millions)
Accrued as of December 31, 2017	$2	$11	$35	$48
Adjustments	—	—	(1)	(1)
Charges	—	6	2	8
Cash payments	(2)	(12)	(9)	(23)
Accrued as of March 31, 2018	$—	$5	$27	$32

11. Segments
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
Gross margin for our Health Plans segment is referred to as “Medical margin,” and for our Molina Medicaid Solutions and Other segments, as “Service margin.” Medical margin represents the amount earned by the Health Plans segment after medical care costs are deducted from premium revenue. The medical care ratio represents medical care costs as a percentage of premium revenue, and is one of the key metrics used to assess the performance of the Health Plans segment. Therefore, the underlying medical margin is the most important measure

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 25

of earnings reviewed by the chief operating decision maker. The service margin is equal to service revenue minus cost of service revenue.
The following table presents total revenue by segment. Inter-segment revenue is insignificant for all periods presented.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Total revenue:
Health Plans	$4,509	$4,771
Molina Medicaid Solutions	51	46
Other	86	87
Consolidated	$4,646	$4,904
The following table reconciles gross margin by segment to consolidated income before income tax expense:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Gross margin:
Health Plans	$601	$537
Molina Medicaid Solutions	8	4
Other	6	5
Total gross margin	615	546
Add: other operating revenues (1)	189	125
Less: other operating expenses (2)	(582)	(589)
Operating income	222	82
Other expenses (income), net	43	(49)
Income before income taxes	$179	$131
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fees reimbursed, and investment income and other revenue.

(2)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, and restructuring and separation costs.

12. Commitments and Contingencies
Regulatory Capital Requirements and Dividend Restrictions
Our health plans, which are operated by our wholly owned subsidiaries in the states in which our health plans operate, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,777 million at March 31, 2018, and $1,691 million at December 31, 2017. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments (excluding restricted investments) held by the parent company—Molina Healthcare, Inc. Such cash, cash equivalents and investments (excluding restricted investments) amounted to $706 million and $696 million as of March 31, 2018 and December 31, 2017, respectively.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 26

The National Association of Insurance Commissioners (NAIC) adopted rules effective December 31, 1998, which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (RBC) rules which may vary from state to state. All of the states and Commonwealth in which our health plans operate, except California, Florida and New York, have adopted these rules. Such requirements, if adopted by California, Florida and New York, may increase the minimum capital required for those states.
As of March 31, 2018, our health plans had aggregate statutory capital and surplus of approximately $1,904 million compared with the required minimum aggregate statutory capital and surplus of approximately $1,181 million. All of our health plans were in compliance with the minimum capital requirements at March 31, 2018. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
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
Steamfitters Local 449 Pension Plan v. Molina Healthcare, Inc, et al. On April 27, 2018, the Steamfitters Local 449 Pension Plan filed a class action securities complaint in the Central District Court of California against the Company and its former executive officers, J. Mario Molina, John C. Molina, Terry P. Bayer, and Rick Hopfer, Case 2:18-cv-03579. The complaint purports to seek recovery on behalf of all persons or entities who purchased Molina common stock between October 31, 2014 and August 2, 2017 for alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff alleges the defendants misled investors regarding the scalability of the Company’s administrative infrastructure during the identified class period. The Company believes it has meritorious defenses to the alleged claims and intends to defend the matter vigorously.
States’ Budgets
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid and CHIP programs. The states and Commonwealth in which we operate our health plans regularly face significant budgetary pressures.

13. Supplemental Condensed Consolidating Financial Information
As discussed in Note 7, “Debt,” we have outstanding $700 million aggregate principal amount of 5.375% Notes due November 15, 2022, unless earlier redeemed. The 5.375% Notes were registered in September 2016, and are fully and unconditionally guaranteed by certain of our wholly owned subsidiaries on a joint and several basis, with exceptions considered customary for such guarantees.
For all periods presented, the following condensed consolidating financial statements present Molina Healthcare, Inc. (as “Parent Guarantor”), the subsidiary guarantors (as “Other Guarantors”), the subsidiary non-guarantors (as “Non-Guarantors”) and “Eliminations”, according to the guarantor structure as assessed as of and for the three months ended March 31, 2018.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 27

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$333	$52	$4,592	$(331)	$4,646
Expenses:
Medical care costs	4	—	3,718	—	3,722
Cost of service revenue	—	43	77	—	120
General and administrative expenses	267	4	412	(331)	352
Premium tax expenses	—	—	104	—	104
Health insurer fees	—	—	75	—	75
Depreciation and amortization	18	—	8	—	26
Restructuring and separation costs	26	—	(1)	—	25
Total operating expenses	315	47	4,393	(331)	4,424
Operating income	18	5	199	—	222
Interest expense	33	—	—	—	33
Other expenses, net	10	—	—	—	10
(Loss) income before income taxes	(25)	5	199	—	179
Income tax expense	9	1	62	—	72
Net (loss) income before equity in net losses of subsidiaries	(34)	4	137	—	107
Equity in net earnings (losses) of subsidiaries	141	(3)	—	(138)	—
Net income	$107	$1	$137	$(138)	$107

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$107	$1	$137	$(138)	$107
Other comprehensive loss, net of tax	(7)	—	(7)	7	(7)
Comprehensive income	$100	$1	$130	$(131)	$100

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 28

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$341	$48	$4,857	$(342)	$4,904
Expenses:
Medical care costs	4	—	4,107	—	4,111
Cost of service revenue	—	42	80	—	122
General and administrative expenses	297	7	477	(342)	439
Premium tax expenses	—	—	111	—	111
Depreciation and amortization	27	—	12	—	39
Total operating expenses	328	49	4,787	(342)	4,822
Operating income (loss)	13	(1)	70	—	82
Interest expense	26	—	—	—	26
Other income, net	(75)	—	—	—	(75)
Income (loss) before income taxes	62	(1)	70	—	131
Income tax expense	31	—	23	—	54
Net income (losses) before equity in earnings (losses) of subsidiaries	31	(1)	47	—	77
Equity in net earnings (losses) of subsidiaries	46	(2)	—	(44)	—
Net income (loss)	$77	$(3)	$47	$(44)	$77

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income (loss)	$77	$(3)	$47	$(44)	$77
Other comprehensive income, net of tax	1	—	1	(1)	1
Comprehensive income (loss)	$78	$(3)	$48	$(45)	$78

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 29

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$307	$27	$3,395	$—	$3,729
Investments	399	—	2,045	—	2,444
Restricted investments	77	—	—	—	77
Receivables	2	41	907	—	950
Due from (to) affiliates	147	(5)	(142)	—	—
Prepaid expenses and other current assets	60	8	343	—	411
Derivative asset	585	—	—	—	585
Total current assets	1,577	71	6,548	—	8,196
Property, equipment, and capitalized software, net	206	30	82	—	318
Goodwill and intangible assets, net	15	43	192	—	250
Restricted investments	—	—	120	—	120
Investment in subsidiaries, net	2,531	79	—	(2,610)	—
Deferred income taxes	28	—	104	(18)	114
Other assets	41	105	5	(16)	135
	$4,398	$328	$7,051	$(2,644)	$9,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3	$—	$2,020	$—	$2,023
Amounts due government agencies	—	1	1,713	—	1,714
Accounts payable and accrued liabilities	151	40	522	—	713
Deferred revenue	—	41	363	—	404
Current portion of long-term debt	566	—	—	—	566
Derivative liability	585	—	—	—	585
Total current liabilities	1,305	82	4,618	—	6,005
Long-term debt	1,516	—	16	(16)	1,516
Deferred income taxes	—	18	—	(18)	—
Other long-term liabilities	24	1	34	—	59
Total liabilities	2,845	101	4,668	(34)	7,580
Total stockholders’ equity	1,553	227	2,383	(2,610)	1,553
	$4,398	$328	$7,051	$(2,644)	$9,133

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 30

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$504	$28	$2,654	$—	$3,186
Investments	192	—	2,332	—	2,524
Restricted investments	169	—	—	—	169
Receivables	2	30	839	—	871
Due from (to) affiliates	148	(6)	(142)	—	—
Prepaid expenses and other current assets	103	14	138	(16)	239
Derivative asset	522	—	—	—	522
Total current assets	1,640	66	5,821	(16)	7,511
Property, equipment, and capitalized software, net	223	33	86	—	342
Goodwill and intangible assets, net	15	43	197	—	255
Restricted investments	—	—	119	—	119
Investment in subsidiaries, net	2,306	82	—	(2,388)	—
Deferred income taxes	17	—	101	(15)	103
Other assets	32	103	7	(1)	141
	$4,233	$327	$6,331	$(2,420)	$8,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3	$—	$2,189	$—	$2,192
Amounts due government agencies	—	1	1,541	—	1,542
Accounts payable and accrued liabilities	178	40	148	—	366
Deferred revenue	—	49	233	—	282
Current portion of long-term debt	653	—	16	(16)	653
Derivative liability	522	—	—	—	522
Total current liabilities	1,356	90	4,127	(16)	5,557
Long-term debt	1,516	—	—	—	1,516
Deferred income taxes	—	15	—	(15)	—
Other long-term liabilities	24	2	36	(1)	61
Total liabilities	2,896	107	4,163	(32)	7,134
Total stockholders’ equity	1,337	220	2,168	(2,388)	1,337
	$4,233	$327	$6,331	$(2,420)	$8,471

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 31

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$6	$9	$379	$—	$394
Investing activities:
Purchases of investments	(130)	—	(259)	—	(389)
Proceeds from sales and maturities of investments	5	—	538	—	543
Purchases of property, equipment and capitalized software	(1)	(2)	(1)	—	(4)
Capital contributions to subsidiaries	(80)	—	80	—	—
Change in amounts due to/from affiliates	(3)	(2)	5	—	—
Other, net	2	(6)	(1)	—	(5)
Net cash (used in) provided by investing activities	(207)	(10)	362	—	145
Financing activities:
Cash paid for financing transaction fees	(5)	—	—	—	(5)
Net cash used in financing activities	(5)	—	—	—	(5)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(206)	(1)	741	—	534
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	513	28	2,749	—	3,290
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$307	$27	$3,490	$—	$3,824

	Three Months Ended March 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$144	$21	$554	$—	$719
Investing activities:
Purchases of investments	—	—	(733)	—	(733)
Proceeds from sales and maturities of investments	92	—	341	—	433
Purchases of property, equipment and capitalized software	(18)	(5)	(3)	—	(26)
Decrease in restricted investments held-to-maturity	—	—	(5)	—	(5)
Capital contributions to subsidiaries	(106)	1	105	—	—
Dividends from subsidiaries	50	—	(50)	—	—
Change in amounts due to/from affiliates	(60)	2	58	—	—
Other, net	—	(6)	—	—	(6)
Net cash used in investing activities	(42)	(8)	(287)	—	(337)
Financing activities:
Proceeds from employee stock plans	1	—	—	—	1
Other, net	(2)	—	—	—	(2)
Net cash used in financing activities	(1)	—	—	—	(1)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	101	13	267	—	381
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	86	6	2,820	—	2,912
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$187	$19	$3,087	$—	$3,293

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements, other than statements of historical facts, included in this quarterly report may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, expected, or contemplated. Those known risks and uncertainties include, but are not limited to, the following:

•	the success of the Company’s profit improvement and maintenance initiatives, including the timing and amounts of the benefits realized, and administrative savings achieved;

•	the numerous political and market-based uncertainties associated with the Affordable Care Act (the “ACA”) or “Obamacare;”

•
the market dynamics surrounding the ACA Marketplaces, including but not limited to uncertainties associated with risk transfer requirements, the potential for disproportionate enrollment of higher acuity members, the discontinuation of premium tax credits, and the adequacy of agreed rates;

•
subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including changes to estimated amounts payable or receivable related to Marketplace risk adjustment/risk transfer;

•	effective management of the Company’s medical costs;

•	the Company’s ability to predict with a reasonable degree of accuracy utilization rates, including utilization rates associated with seasonal flu patterns or other newly emergent diseases;

•
significant budget pressures on state governments and their potential inability to maintain current rates, to implement expected rate increases, or to maintain existing benefit packages or membership eligibility thresholds or criteria;

•
the Company’s ability to manage its operations, including maintaining and creating adequate internal systems and controls relating to authorizations, approvals, provider payments, and the overall success of its care management initiatives;

•	the Company’s ability to consummate and realize benefits from acquisitions or divestitures;

•
the Company’s receipt of adequate premium rates to support increasing pharmacy costs, including costs associated with specialty drugs and costs resulting from formulary changes that allow the option of higher-priced non-generic drugs;

•	the Company’s ability to operate profitably in an environment where the trend in premium rate increases lags behind the trend in increasing medical costs;

•
the interpretation and implementation of federal or state medical cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit sharing arrangements, and risk adjustment provisions and requirements;

•
the Company’s estimates of amounts owed for such cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit-sharing arrangements, and risk adjustment provisions;

•
the Medicaid expansion cost corridors in California, New Mexico, and Washington, and any other retroactive adjustment to revenue where methodologies and procedures are subject to interpretation or dependent upon information about the health status of participants other than Molina members;

•
the interpretation and implementation of at-risk premium rules and state contract performance requirements regarding the achievement of certain quality measures, and the Company’s ability to recognize revenue amounts associated therewith;

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 33

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•
the success of the Company’s health plan in Puerto Rico, including the resolution of the Puerto Rico debt crisis, payment of all amounts due under the Company’s Medicaid contract, the effect of the PROMESA law, the impact of Hurricane Maria and the Company’s efforts to better manage the health care costs of its Puerto Rico health plan;

•	the success and renewal of the Company’s duals demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•	the accurate estimation of incurred but not reported or paid medical costs across the Company’s health plans;

•	efforts by states to recoup previously paid and recognized premium amounts;

•	complications, member confusion, or enrollment backlogs related to the annual renewal of Medicaid coverage;

•	government audits and reviews, or potential investigations, and any fine, sanction, enrollment freeze, monitoring program, or premium recovery that may result therefrom;

•	changes with respect to the Company’s provider contracts and the loss of providers;

•	approval by state regulators of dividends and distributions by the Company’s health plan subsidiaries;

•	changes in funding under the Company’s contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings;

•	the relatively small number of states in which we operate health plans, including the greater scale and revenues of the Company’s California, Ohio, Texas, and Washington health plans;

•
the availability of adequate financing on acceptable terms to fund and capitalize the Company’s expansion and growth, repay the Company’s outstanding indebtedness at maturity and meet its liquidity needs, including the interest expense and other costs associated with such financing;

•	the Company’s failure to comply with the financial or other covenants in its credit agreements or the indentures governing its outstanding notes;

•	the sufficiency of the Company’s funds on hand to pay the amounts due upon conversion or maturity of its outstanding notes;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments, including but not limited to the deductibility of certain compensation costs;

•	newly emergent viruses or widespread epidemics, public catastrophes or terrorist attacks, and associated public alarm; and

•	increasing competition and consolidation in the Medicaid industry;
Readers should refer to the section entitled “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2017, and this Quarterly Report on Form 10-Q, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This Quarterly Report on Form 10-Q and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 34

KEY PERFORMANCE INDICATORS

	Three Months Ended March 31,
	2018	2017
	(Dollar amounts in millions, except per-share amounts)
Ending total membership	4.1	4.8

Premium revenue	$4,323	$4,648
Health Plans segment medical margin (1)	$601	$537
Operating income	$222	$82

Net income	$107	$77
Net income per diluted share	$1.64	$1.37
Diluted weighted average shares outstanding	65.2	56.2

Adjusted net income per diluted share*	$1.71	$1.47
EBITDA*	$246	$203

Operating Statistics:
MCR (2)	86.1%	88.4%
G&A ratio (3)	7.6%	8.9%
Premium tax ratio (2)	2.3%	2.3%
Effective income tax expense rate	40.3%	41.6%
Net profit margin (3)	2.3%	1.6%
________________________

(1)	Medical margin is equal to premium revenue minus medical care costs.

(2)	MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(3)	G&A ratio represents general and administrative expenses as a percentage of total revenue. Net profit margin represents net income as a percentage of total revenue.
*Non-GAAP Financial Measures
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

CONSOLIDATED RESULTS
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Net income for the first quarter of 2018 was $107 million, compared with net income of $77 million for the first quarter of 2017. Net income per diluted share was $1.64 for the first quarter of 2018 compared with $1.37 reported for the first quarter of 2017. Improved performance in the first quarter of 2018 resulted from improved medical and administrative cost efficiency.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 35

Net income for the first quarter of 2018 included a net benefit of $35 million ($0.38 per diluted share) for certain items significant to our financial performance described below. Net income for the first quarter of 2017 included a benefit of $75 million ($0.84 per diluted share) for the receipt of an acquisition termination fee.
Premium revenue decreased approximately 7% when compared with the first quarter of 2017. Lower premium revenue was driven by a decrease in Marketplace membership of over 50%, partially offset by Marketplace premium rate increases. As previously disclosed, we have increased premium rates and reduced our Marketplace presence effective January 1, 2018, as part of our overall program to improve profitability.
Overall, the medical care ratio decreased to 86.1%, from 88.4% in the first quarter of 2017. Excluding the benefit of the 2017 CSR reimbursement, the consolidated medical care ratio was 87.7% in the first quarter of 2018.

•
The medical care ratio for the Medicaid and Medicare programs combined decreased to 90.0%, from 91.0% in the first quarter of 2017. Improved performance at the Florida, Illinois, Ohio and South Carolina health plans, partially offset by a decline in performance at the Washington health plan, drove the decrease in the consolidated medical care ratio for Medicaid and Medicare combined. The 2017 CSR reimbursement had no impact on the medical care ratio for the Company’s Medicaid and Medicare programs.

•
The medical care ratio for the Marketplace operations was 50.6% for the first quarter of 2018. Excluding the impact of the 2017 Marketplace CSR adjustment noted below, the medical care ratio for Marketplace operations decreased to approximately 67%, from 75% in the first quarter of 2017. Improved profitability in Marketplace operations is primarily the result of premium increases implemented effective January 1, 2018.

The general and administrative (G&A) expense ratio decreased to 7.6%, from 8.9% in the first quarter of 2017. Excluding the impact of Marketplace broker commissions and exchange fees in both periods, the G&A ratio decreased to 6.8%, from 7.5% in the first quarter of 2017.This improvement is primarily the result of our efforts to reduce G&A costs under the 2017 Restructuring Plan.
We recognized a benefit of approximately $70 million ($0.83 per diluted share) in reduced medical expense related to 2017 dates of service as a result of the federal government’s confirmation that the reconciliation of 2017 Marketplace CSR subsidies would be performed on an annual basis. In the fourth quarter of 2017, we had assumed a nine-month reconciliation of this item pending confirmation of the time period to which the 2017 reconciliation would be applied.
Approximately $25 million ($0.30 per diluted share) of restructuring costs were recognized in the first quarter, primarily relating to the write-off of prepaid and other assets in connection with the continuing re-design of core processes.
Approximately $10 million ($0.15 per diluted share) loss on debt extinguishment was recognized in the first quarter in connection with the issuance of 1.8 million common shares in exchange for $97 million principal amount of our 1.625% Convertible Notes.
The table below summarizes the impact of certain items significant to our financial performance in the periods presented. The individual items presented below increase (decrease) income before income tax expense.

	Three Months Ended March 31,
	2018		2017
	Amount	Per Diluted Share (1)	Amount	Per Diluted Share (1)
	(In millions, except per diluted share amounts)
Reimbursement of Marketplace CSR subsidies, for 2017 dates of service	$70	$0.83	$—	$—
Restructuring costs	(25)	(0.30)	—	—
Loss on debt extinguishment	(10)	(0.15)	—	—
Fee received for terminated acquisition	—	—	75	0.84
	$35	$0.38	$75	$0.84
__________________

(1)
Except for certain items that are not deductible for tax purposes, per diluted share amounts are generally calculated at statutory income tax rates of 22% and 37% for the first quarters of 2018 and 2017, respectively.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 36

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

			Premium Revenue
		Membership as of	Three Months Ended	Anticipated
State Health Plan	Medicaid Program(s)	March 31, 2018	March 31, 2018	Award Date	Effective Date
Puerto Rico	All	316,000	$186	Q2 2018	10/1/2018
Texas	ABD, MMP	99,000	479	Q3 2018	1/1/2020
Texas	TANF, CHIP	129,000	77	Q1 2019	1/1/2020
Washington (1)	All in 7 of 9 regions	606,000	444	Q2 2018	1/1/2019
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

Florida and New Mexico RFP Update. In our Form 10-K Annual Report for 2017, we reported that we were selected by Florida’s Medicaid agency to negotiate for a tentative award of a 2019 Medicaid contract in Region 11 of the state. We were selected for no other regions besides Region 11. On April 24, 2018, the state notified us that we were not awarded a contract for Region 11. While we protest the Florida RFP awards, we continue to evaluate our options for 2019 participation in the Florida Marketplace, which business has shown signs of improvement. Also in our Form 10-K for 2017, we reported that we were notified by the New Mexico Medicaid agency that we had not been selected for a tentative award of a 2019 Medicaid contract. We are pursuing a protest of the New Mexico RFP awards. Without a reversal of the RFP awards, our New Mexico health plan will be in run-off. Subject to future developments, we will continue to evaluate our business profile in New Mexico for 2019.
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
ACA AND THE MARKETPLACE
The future of the Affordable Care Act (ACA) and its underlying programs, including the Marketplace, are subject to substantial uncertainty. Effective January 1, 2018, we have:

•	Exited the Utah and Wisconsin Marketplaces;

•	Reduced the scope of our Washington state participation;

•	Increased premiums averaging 58%

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 37

•	Mitigated our exposure to uncertainties relating to cost share reduction (CSR) funding and reconciliation; and

•	Adjusted broker commissions to market rates.

REPORTABLE SEGMENTS
HOW WE ASSESS PERFORMANCE
We derive our revenues primarily from health insurance premiums, and our primary customers are state Medicaid agencies and the federal government.
One of the key metrics used to assess the performance of our most significant segment, the Health Plans segment, is the medical care ratio, (“MCR”). The medical care ratio represents medical care costs as a percentage of premium revenue. Therefore, the underlying gross margin, or the amount earned by the Health Plans segment after medical costs are deducted from premium revenue, is the most important measure of earnings reviewed by management.
Gross margin for our Health Plans segment is referred to as “Medical margin,” and for our Molina Medicaid Solutions and Other segments, as “Service margin.” The service margin is equal to service revenue minus cost of service revenue. Management’s discussion and analysis of the changes in the individual components of medical margin and service margin follows.
SEGMENT SUMMARY

	Three Months Ended March 31,
	2018	2017
	(In millions)
Health Plans segment medical margin (1)	$601	$537
Molina Medicaid Solutions segment service margin (2)	8	4
Other segment service margin (2)	6	5
	$615	$546

Health Plans segment medical care ratio	86.1%	88.4%
_______________________

(1)	Represents premium revenue minus medical care costs.

(2)	Represents service revenue minus cost of service revenue.

HEALTH PLANS
The Health Plans segment consists of health plans operating in 13 states and the Commonwealth of Puerto Rico. As of March 31, 2018, these health plans served approximately 4.1 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 38

BUSINESS OVERVIEW
Health Plans Membership
The following tables set forth our Health Plans membership as of the dates indicated:

	March 31, 2018	December 31, 2017	March 31, 2017
Ending Membership by Program:
Temporary Assistance for Needy Families (TANF) and Children’s Health Insurance Program (CHIP)	2,435,000	2,457,000	2,548,000
Medicaid Expansion	662,000	668,000	684,000
Aged, Blind or Disabled (ABD)	411,000	412,000	401,000
Total Medicaid	3,508,000	3,537,000	3,633,000
Medicare-Medicaid Plan (MMP) – Integrated (1)	56,000	57,000	55,000
Medicare Special Needs Plans (Medicare)	44,000	44,000	43,000
Total Medicare	100,000	101,000	98,000
Non-Marketplace	3,608,000	3,638,000	3,731,000
Marketplace	453,000	815,000	1,035,000
	4,061,000	4,453,000	4,766,000

Ending Membership by Health Plan:
California	656,000	746,000	765,000
Florida	414,000	625,000	711,000
Idaho (2)	2,000	—	—
Illinois	151,000	165,000	194,000
Michigan	388,000	398,000	417,000
New Mexico	250,000	253,000	270,000
New York	32,000	32,000	34,000
Ohio	328,000	327,000	351,000
Puerto Rico	316,000	314,000	326,000
South Carolina	117,000	116,000	111,000
Texas	476,000	430,000	493,000
Utah	90,000	152,000	172,000
Washington	779,000	777,000	785,000
Wisconsin	62,000	118,000	137,000
	4,061,000	4,453,000	4,766,000
_________________________

(1)	MMP members receive both Medicaid and Medicare coverage from Molina Healthcare.

(2)	Idaho operations commenced January 1, 2018.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 39

Premiums by Program
The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a per member per month (PMPM) basis, for the three months ended March 31, 2018. The “Consolidated” column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF and CHIP	$130.00	$330.00	$190.00
Medicaid Expansion	330.00	500.00	370.00
ABD	440.00	1,530.00	1,010.00
MMP – Integrated	1,320.00	3,200.00	2,140.00
Medicare	600.00	1,380.00	1,190.00
Marketplace	220.00	530.00	310.00
FINANCIAL OVERVIEW
In the first quarter of 2018, premium revenue decreased approximately 7%, or $325 million, when compared with the first quarter of 2017. Member months declined 13%, partially offset by a revenue PMPM increase of 6%. Medical margin increased 12% in the first quarter of 2018 compared with the first quarter of 2017.
Medical care costs as a percent of premium revenue decreased to 86.1% in the first quarter of 2018 from 88.4% in the first quarter of 2017. This improvement reflects improved performance and favorable medical cost trends that were partially offset by a lower mix of Marketplace revenue. On balance, inpatient and physician utilization as well as unit costs improved in the quarter, while pharmacy costs ran higher than expected. This netted to an overall favorable medical cost trend despite the higher pharmacy costs and approximately $18 million of above normal influenza-related expenses.
We have also started to see some of the early benefits from contracting efforts that we undertook last year in Florida, South Carolina and Texas, where we eliminated or renegotiated high cost provider contracts for in-patient, and ancillary services.
FINANCIAL PERFORMANCE BY PROGRAM
The following tables summarize member months, premium revenue, medical care costs, medical care ratio and medical margin by program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended March 31, 2018
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.4	$1,373	$185.14	$1,272	$171.56	92.7%	$101
Medicaid Expansion	2.0	752	372.75	641	317.46	85.2	111
ABD	1.2	1,254	1,014.23	1,155	934.55	92.1	99
Total Medicaid	10.6	3,379	316.69	3,068	287.56	90.8	311
MMP	0.2	357	2,137.88	305	1,824.21	85.3	52
Medicare	0.1	157	1,188.97	131	994.81	83.7	26
Total Medicare	0.3	514	1,718.61	436	1,457.75	84.8	78
Non-Marketplace	10.9	3,893	354.94	3,504	319.48	90.0	389
Marketplace	1.4	430	312.87	218	158.40	50.6	212
	12.3	$4,323	$350.25	$3,722	$301.55	86.1%	$601

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 40

	Three Months Ended March 31, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.7	$1,402	$182.69	$1,304	$170.02	93.1%	$98
Medicaid Expansion	2.0	817	398.70	689	336.51	84.4	128
ABD	1.2	1,196	1,006.84	1,130	951.32	94.5	66
Total Medicaid	10.9	3,415	312.98	3,123	286.35	91.5	292
MMP	0.2	344	2,088.96	307	1,859.41	89.0	37
Medicare	0.1	138	1,068.20	117	902.67	84.5	21
Total Medicare	0.3	482	1,640.63	424	1,439.20	87.7	58
Non-Marketplace	11.2	3,897	347.84	3,547	316.62	91.0	350
Marketplace	2.9	751	262.16	564	196.72	75.0	187
	14.1	$4,648	$330.39	$4,111	$292.20	88.4%	$537
_______________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	“MCR” represents medical costs as a percentage of premium revenue.

Medicaid
TANF and CHIP. The medical care ratio for TANF and CHIP was 92.7% in the first quarter of 2018, a slight improvement from 93.1% in the first quarter of 2017. However, the current quarter results modestly underperformed our expectations due to high acuity inpatient cases in Washington, and higher behavioral health costs in New Mexico.
Medicaid Expansion. The medical care ratio for Medicaid Expansion was 85.2% in the first quarter of 2018, compared with 84.4% in the first quarter of 2017. This increase was primarily due to the premium reduction we received in California last July. Medicaid Expansion has performed well because rate adequacy has trended favorably, and membership is concentrated in our higher performing health plans, particularly, California, Michigan and Ohio.
ABD. The medical care ratio for ABD was 92.1% in the first quarter of 2018, compared with 94.5% in the first quarter of 2017. The year over year improvement can be attributed to our continued advancement on key, high acuity management fundamentals.
Medicare and MMP
The medical care ratio for the combined Medicare programs decreased to 84.8% in the first quarter of 2018, from 87.7% in the first quarter of 2017. Much of this improvement relates to the recognition of additional MMP at‑risk revenue for dates of service in 2016 and 2017, because at‑risk revenue is often recognized long after medical services have been provided. The Medicare business also benefited from favorable medical care trends and improved medical management of inpatient utilization for this population. Our Michigan health plan, which serves about 25% of our Medicare membership, has shown particular improvement in the first quarter of 2018. Accurate and complete risk score documentation and effective management of chronic and high acuity conditions are critical to the successful management of this program for the rest of the year.
Marketplace
Lower Marketplace premium revenue was driven by a decrease in membership of over 50%, partially offset by premium rate increases. As previously disclosed, we have increased premium rates and reduced our Marketplace presence effective January 1, 2018, as part of our overall program to improve profitability.
The medical care ratio for the Marketplace program decreased to 50.6% in the first quarter of 2018, from 75.0% in the first quarter of 2017. The lower medical care ratio in 2018 was the result of the premium increases implemented effective January 2018 and the 2017 Marketplace CSR adjustment described in “Consolidated Results” above. Absent the 2017 Marketplace CSR adjustment, the medical care ratio for our Marketplace program would have been approximately 67% in the first quarter of 2018.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 41

FINANCIAL PERFORMANCE BY STATE
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):
Health Plans Segment Financial Data — Non-Marketplace

	Three Months Ended March 31, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.8	$494	$272.61	$412	$227.31	83.4%	$82
Florida	1.0	382	351.58	345	317.41	90.3	37
Idaho (1)	—	4	960.33	4	977.00	101.8	—
Illinois	0.5	141	298.17	122	257.50	86.4	19
Michigan	1.1	376	336.64	331	296.19	88.0	45
New Mexico	0.7	319	466.17	310	453.30	97.2	9
New York	0.1	46	468.91	39	396.76	84.6	7
Ohio	0.9	551	576.60	460	481.26	83.5	91
Puerto Rico	1.0	186	193.13	174	181.39	93.9	12
South Carolina	0.3	122	348.08	104	297.52	85.5	18
Texas	0.7	562	809.90	519	747.53	92.3	43
Utah	0.3	92	339.71	77	284.61	83.8	15
Washington	2.3	584	256.66	574	252.41	98.3	10
Wisconsin	0.2	34	183.97	29	154.53	84.0	5
Other (2)	—	—	—	4	—	—	(4)
	10.9	$3,893	$354.94	$3,504	$319.48	90.0%	$389

	Three Months Ended March 31, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.8	$572	$308.57	$484	$261.31	84.7%	$88
Florida	1.1	364	339.30	352	328.45	96.8	12
Idaho (1)	—	—	—	—	—	—	—
Illinois	0.6	161	276.58	180	310.08	112.1	(19)
Michigan	1.2	382	327.41	333	284.58	86.9	49
New Mexico	0.7	308	422.87	299	410.75	97.1	9
New York	0.1	46	441.19	42	409.63	92.8	4
Ohio	1.0	520	527.79	462	469.04	88.9	58
Puerto Rico	1.0	183	186.51	165	168.18	90.2	18
South Carolina	0.3	105	317.07	98	293.34	92.5	7
Texas	0.7	527	751.86	489	696.43	92.6	38
Utah	0.3	89	313.20	72	253.75	81.0	17
Washington	2.2	605	273.18	535	241.77	88.5	70
Wisconsin	0.2	33	165.40	27	135.91	82.2	6
Other (2)	—	2	—	9	—	—	(7)
	11.2	$3,897	$347.84	$3,547	$316.62	91.0%	$350
______________________

(1)	Idaho operations commenced January 1, 2018.

(2)	“Other” medical care costs include primarily medically related administrative costs at the parent company.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 42

Health Plans Segment Financial Data — Marketplace

	Three Months Ended March 31, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.2	$49	$253.93	$31	$162.64	64.0%	$18
Florida	0.2	45	271.12	(16)	(95.60)	(35.3)	61
Michigan	0.1	13	224.11	9	144.16	64.3	4
New Mexico	0.1	34	438.67	19	246.50	56.2	15
Ohio	0.1	26	403.44	17	262.87	65.2	9
Texas	0.7	229	308.74	146	196.89	63.8	83
Utah (1)	—	(3)	NM	(10)	NM	NM	7
Washington	—	39	526.36	30	405.40	77.0	9
Wisconsin (1)	—	(2)	NM	(8)	NM	NM	6
Other	—	—	—	—	—	—	—
	1.4	$430	$312.87	$218	$158.40	50.6%	$212

	Three Months Ended March 31, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.4	$72	$184.34	$26	$65.53	35.5%	$46
Florida	1.0	292	292.80	206	205.91	70.3	86
Michigan	0.1	11	149.23	6	95.92	64.3	5
New Mexico	0.1	22	265.06	19	232.50	87.7	3
Ohio	0.1	21	334.26	17	273.72	81.9	4
Texas	0.7	157	222.40	113	161.02	72.4	44
Utah	0.2	45	202.48	51	228.20	112.7	(6)
Washington	0.1	37	302.51	46	365.94	121.0	(9)
Wisconsin	0.2	94	453.39	81	389.80	86.0	13
Other	—	—	—	(1)	—	—	1
	2.9	$751	$262.16	$564	$196.72	75.0%	$187
_________________________

(1)	We terminated Marketplace operations at our Utah and Wisconsin health plans effective January 1, 2018, so the ratios for 2018 periods are not meaningful for those health plans.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 43

Health Plans Segment Financial Data — Total

	Three Months Ended March 31, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.0	$543	$270.80	$443	$221.03	81.6%	$100
Florida	1.2	427	340.91	329	262.65	77.0	98
Idaho	—	4	960.33	4	977.00	101.8	—
Illinois	0.5	141	298.17	122	257.50	86.4	19
Michigan	1.2	389	331.08	340	288.68	87.2	49
New Mexico	0.8	353	463.33	329	431.94	93.2	24
New York	0.1	46	468.91	39	396.76	84.6	7
Ohio	1.0	577	565.62	477	467.41	82.6	100
Puerto Rico	1.0	186	193.13	174	181.39	93.9	12
South Carolina	0.3	122	348.08	104	297.52	85.5	18
Texas	1.4	791	551.28	665	463.37	84.1	126
Utah	0.3	89	328.83	67	246.78	75.0	22
Washington	2.3	623	265.20	604	257.25	97.0	19
Wisconsin	0.2	32	172.09	21	110.91	64.4	11
Other	—	—	—	4	—	—	(4)
	12.3	$4,323	$350.25	$3,722	$301.55	86.1%	$601

	Three Months Ended March 31, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.2	$644	$286.92	$510	$227.19	79.2%	$134
Florida	2.1	656	316.86	558	269.33	85.0	98
Idaho	—	—	—	—	—	—	—
Illinois	0.6	161	276.58	180	310.08	112.1	(19)
Michigan	1.3	393	316.80	339	273.36	86.3	54
New Mexico	0.8	330	406.90	318	392.72	96.5	12
New York	0.1	46	441.19	42	409.63	92.8	4
Ohio	1.1	541	516.00	479	457.14	88.6	62
Puerto Rico	1.0	183	186.51	165	168.18	90.2	18
South Carolina	0.3	105	317.07	98	293.34	92.5	7
Texas	1.4	684	486.96	602	428.55	88.0	82
Utah	0.5	134	264.73	123	242.57	91.6	11
Washington	2.3	642	274.74	581	248.40	90.4	61
Wisconsin	0.4	127	311.30	108	264.53	85.0	19
Other	—	2	—	8	—	—	(6)
	14.1	$4,648	$330.39	$4,111	$292.20	88.4%	$537

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 44

MEDICAL CARE COSTS BY TYPE
The following table provides the details of consolidated medical care costs by category for the periods indicated (dollars in millions except PMPM amounts):

	Three Months Ended March 31,
	2018			2017
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,745	$222.38	73.8%	$3,086	$219.32	75.1%
Pharmacy	583	47.25	15.6	616	43.76	15.0
Capitation	312	25.28	8.4	324	23.06	7.9
Other	82	6.64	2.2	85	6.06	2.0
	$3,722	$301.55	100.0%	$4,111	$292.20	100.0%
PREMIUM TAXES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.3% in both the first quarter of 2018 and 2017.
HEALTH INSURER FEES (HIF)
Health insurer fees reimbursed amounted to $61 million, and health insurer fees amounted to $75 million, in the first quarter of 2018. Approximately $10 million of revenue related to the reimbursement of Medicaid health insurer fees from New Mexico, New York and Puerto Rico was not recognized in the first quarter of 2018 because as of March 31, 2018 we had not received adequate documentation of the intent to reimburse such fees.
There were no HIF reimbursed or expensed in 2017 due to the HIF moratorium under the Consolidated Appropriations Act of 2016.

MOLINA MEDICAID SOLUTIONS

The Molina Medicaid Solutions segment provides support to state government agencies’ administration of their Medicaid programs, including business processing, information technology development and administrative services.
FINANCIAL OVERVIEW
The Molina Medicaid Solutions segment service margin for the three months ended March 31, 2018 and 2017, was insignificant.

OTHER

The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
FINANCIAL OVERVIEW
The Other segment service margin for the three months ended March 31, 2018 and 2017, was insignificant.

OTHER CONSOLIDATED INFORMATION
GENERAL AND ADMINISTRATIVE EXPENSES
The G&A ratio decreased to 7.6% for the first quarter of 2018, compared with 8.9% for the first quarter of 2017. Refer to discussion above, in “Consolidated Results.”

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 45

DEPRECIATION AND AMORTIZATION
Depreciation and amortization, as a percentage of total revenue, was 0.6% and 0.8% in the first quarter of 2018 and 2017, respectively.
RESTRUCTURING AND SEPARATION COSTS
See Notes to Consolidated Financial Statements, Note 10, “Restructuring and Separation Costs.”
INTEREST EXPENSE
Interest expense was $33 million for the first quarter of 2018, compared with $26 million for the first quarter of 2017. Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $7 million and $8 million in the first quarter of 2018 and 2017, respectively. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
OTHER EXPENSES (INCOME), NET
In the first quarter of 2018, we recorded other expenses of $10 million due to the loss on debt extinguishment resulting from our 1.625% Exchange. The 1.625% Exchange is described further in Notes to Consolidated Financial Statements, Note 7, “Debt.” In the first quarter of 2017, we received a $75 million fee in connection with a terminated Medicare acquisition transaction.
INCOME TAXES
The provision for income taxes was recorded at an effective rate of 40.3% for the first quarter of 2018, compared with 41.6% for the first quarter of 2017. The effective tax rate for 2018 is lower than 2017 as a result of the reduction in the federal statutory rate from 35% to 21% under the TCJA, combined with higher non-deductible expenses in 2018 primarily related to the non-deductible HIF. The HIF was not applicable in 2017 due to the 2017 HIF moratorium.

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

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 46

Our investments are classified as current assets, except for our held-to-maturity restricted investments, which are classified as non-current assets, and which are not included in the totals below. Our held-to-maturity restricted investments are invested principally in certificates of deposit and U.S. treasury securities.

Investment income increased to $19 million for the three months ended March 31, 2018, compared with $10 million for the three months ended March 31, 2017, primarily due to the increase in invested assets.
MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2018, the fair value of our fixed income investments would decrease by approximately $21 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. As of March 31, 2018, $300 million was outstanding under the Credit Facility.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 47

LIQUIDITY
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
Net cash provided by operating activities	$394	$719	$(325)
Net cash provided by (used in) investing activities	145	(337)	482
Net cash used in financing activities	(5)	(1)	(4)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$534	$381	$153
Operating Activities
Net cash provided by operating activities decreased $325 million in the first quarter of 2018, compared with the first quarter of 2017, primarily due to the following:
Prepaid expenses and other current assets, and accounts payable and accrued liabilities. Each of these accounts increased significantly in the first quarter of 2018, primarily due to amounts recorded in connection with the reinstatement of the HIF in 2018; such increase in accounts payable and accrued liabilities was largely offset by the increase in prepaid expenses and other current assets.
Medical claims and benefits payable. In the first quarter of 2018, the change in medical claims and benefits payable decreased cash flows from operations by $160 million, primarily due to a decline in reserves as a result of reduced Marketplace membership in Florida, Utah and Wisconsin.
Amounts due government agencies. While amounts due government agencies increased $172 million in the first quarter of 2018, this increase was less than the increase experienced in the first quarter of 2017, resulting in a year over year decrease of cash flows from operations of $201 million. This decrease was primarily due to a decline in the amounts accrued for Marketplace CSR subsidies year over year.
Investing Activities
Investing activities were a source of cash of $145 million in the first quarter of 2018, and a use of cash of $337 million in the first quarter of 2017, primarily due to reduced purchases of investments and higher proceeds from sales and maturities of investments, in the first quarter of 2018.
Financing Activities
Net cash used in financing activities increased $4 million in the first quarter of 2018 compared with the first quarter of 2017, due to cash paid for financing transaction fees, including the 1.625% Exchange and our Bridge Credit Agreement, in the first quarter of 2018.

FINANCIAL CONDITION
We believe that our cash resources, our borrowing capacity available under our Bridge Credit Agreement and Credit Facility as discussed further below in “Future Sources and Uses of Liquidity—Sources,” and internally generated funds will be sufficient to support operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at March 31, 2018, our working capital was $2,191 million, compared with $1,954 million at December 31, 2017. At March 31, 2018, our cash and investments amounted to $6,372 million, compared with $6,000 million at December 31, 2017.
Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments (excluding restricted investments) held by the parent company—Molina Healthcare, Inc. Such cash, cash equivalents and investments (excluding restricted investments) amounted to $706 million and $696 million as of March 31, 2018 and December 31, 2017, respectively.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 48

Debt Ratings. Our 5.375% Notes are rated “BB-” by Standard & Poor’s, and “B3” by Moody’s Investor Service, Inc. A significant downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants. Our Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios, presented below, are computed as defined by the terms of the Credit Facility.

Credit Facility Financial Covenants	Required Per Agreement	As of March 31, 2018

Net leverage ratio	<4.0x	2.7x
Interest coverage ratio	>3.5x	6.9x
In addition, the indentures governing the 4.875% Notes, the 5.375% Notes, the 1.125% Convertible Notes and the 1.625% Convertible Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of March 31, 2018, we were in compliance with all covenants under the Credit Facility and the indentures governing our outstanding notes.

FUTURE SOURCES AND USES OF LIQUIDITY
Sources
Our Health Plans segment regulated subsidiaries generate significant cash flows from premium revenue, which we generally receive a short time before we pay for the related health care services. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. In the first quarter of 2018, we did not receive dividends from our subsidiaries. In the first quarter of 2017, we received $50 million in dividends from our regulated health plan subsidiaries. See further discussion in Notes to Consolidated Financial Statements, Note 12, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
Borrowing Capacity and Debt Financing. We have available borrowing capacity of $550 million under our Bridge Credit Agreement (which amount is subject to the use of proceeds restrictions set forth in the Bridge Credit Agreement), and $194 million under our Credit Facility. We have adequate cash held in a restricted account available to repay the $64 million principal balance outstanding under our 1.625% Convertible Notes, if noteholders exercise their conversion or put rights in 2018. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
2017 Restructuring Plan. As previously disclosed, we estimate that the 2017 Restructuring Plan will reduce annualized run-rate expenses by approximately $300 million to $400 million when completed by the end of 2018. This estimate includes run-rate savings of approximately $10 million relating to actions taken in the first quarter of 2018. We expect the cost savings to reduce both “General and administrative expenses” and “Medical care costs” reported in our consolidated statements of income. The following table illustrates our estimates of run-rate savings associated with the 2017 Restructuring Plan, which have not changed significantly since our estimate at December 31, 2017. Such savings will be offset, through the end of 2018, by the costs referred to below in “Uses.”

Estimated Savings Expected to be Realized by Reportable Segment	Health Plans	Other	Total
	(In millions)
General and administrative expenses	$65	$92 to $152	$157 to $217
Medical care costs	$126 to $166	$17	$143 to $183
	$191 to $231	$109 to $169	$300 to $400
Credit Facility. Refer to Notes to Consolidated Financial Statements, Note 7, “Debt,” for a detailed discussion of our Credit Facility.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 49

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
Uses
Regulatory Capital Requirements and Dividend Restrictions. In the first quarter of 2018 and 2017, the parent company contributed capital of $80 million and $106 million, respectively, to our health plans subsidiaries to satisfy statutory net worth requirements. For more information on our regulatory capital requirements and dividend restrictions, refer to Notes to Consolidated Financial Statements, Note 12, “Commitments and Contingencies.”
2017 Restructuring Plan. Refer to Notes to Consolidated Financial Statements, Note 10, “Restructuring and Separation Costs,” for a detailed discussion and update of the 2017 Restructuring Plan, including costs incurred in the first quarter of 2018.
Convertible Senior Notes. Refer to the Notes to Consolidated Financial Statements, Note 7, “Debt,” for a detailed discussion of our Convertible Senior Notes. The principal amounts of both our 1.625% Convertible Notes and our 1.125% Convertible Notes are convertible into cash prior to their respective maturity dates under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger.
The stock price trigger for the 1.625% Notes is $75.51 per share. The 1.625% Convertible Notes did not meet this trigger in the quarter ended March 31, 2018. However, on contractually specified dates beginning in August 2018, holders of the 1.625% Convertible Notes may require us to repurchase some or all of such notes. In addition, beginning May 15, 2018 until August 19, 2018, holders may convert some or all of the 1.625% Convertible Notes. Because of these put and conversion features, the 1.625% Convertible Notes are reported in current portion of long-term debt as of March 31, 2018. As described above, we have adequate cash held in a restricted account available to repay the 1.625% Convertible Notes, if noteholders exercise their conversion or put rights in 2018.
The stock price trigger for the 1.125% Notes is $53.00 per share. The 1.125% Convertible Notes met this trigger in the quarter ended March 31, 2018, and are convertible to cash through at least June 30, 2018. Because the 1.125% Convertible Notes may be converted into cash within 12 months, the $550 million carrying amount is reported in current portion of long-term debt as of March 31, 2018. For economic reasons related to the trading market for our 1.125% Convertible Notes, we believe that the amount of the notes that may be converted over the next twelve months, if any, will not be significant. However, if the trading market for our 1.125% Convertible Notes becomes closed or restricted due to market turmoil or other reasons such that the notes cannot be traded, or if the trading price of our 1.125% Notes, which normally trade at a marginal premium to the underlying composite stock-and-interest economic value, no longer includes that marginal premium, holders of our 1.125% Convertible Notes may elect to convert the notes to cash. If conversion requests are received, the settlement of the notes must be paid in cash pursuant to the terms of the relevant indentures. We have sufficient available cash, combined with borrowing capacity available under our Credit Facility and Bridge Credit Agreement, to fund conversions should they occur.

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2017, was disclosed in our 2017 Annual Report on Form 10-K. Other than the Bridge Credit Agreement we executed in January 2018, and the 1.625% Exchange in March 2018, there were no material changes to this previously filed information outside the ordinary course of business during the three months ended March 31, 2018. Refer to Notes to Consolidated Financial Statements, Note 7, “Debt,” for further information on the transactions noted above.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 50

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Health Plans segment medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the three months ended March 31, 2018, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

•
Goodwill and intangible assets, net. There have been no significant changes during the three months ended March 31, 2018, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net income	$107	$77
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	34	46
Interest expense	33	26
Income tax expense	72	54
EBITDA*	$246	$203
ADJUSTED NET INCOME* AND ADJUSTED NET INCOME PER SHARE*
We believe that adjusted net income* and adjusted net income per diluted share* are helpful in assessing our financial performance exclusive of the non-cash impact of the amortization of purchased intangibles. The following table reconciles net income, which we believe to be the most comparable GAAP measure, to adjusted net income*.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 51

	Three Months Ended March 31,
	2018		2017
	(In millions, except diluted per-share amounts)
Net income	$107	$1.64	$77	$1.37
Adjustment:
Amortization of intangible assets	5	0.08	9	0.16
Income tax effect (1)	(1)	(0.01)	(3)	(0.06)
Amortization of intangible assets, net of tax effect	4	0.07	6	0.10
Adjusted net income*	$111	$1.71	$83	$1.47
__________________________

(1)	Income tax effect of adjustments calculated at the blended federal and state statutory tax rates of 22% and 37% for the first quarters of 2018 and 2017, respectively.

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our chief executive officer and our chief financial officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 12, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017. The risk factors described in our 2017 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 52

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the quarter ended March 31, 2018, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Authorized to Be Purchased Under the Plans or Programs
January 1 - January 31	2,705	$91.83	—	$—
February 1 - February 28	17,365	$90.63	—	$—
March 1 - March 31	48,853	$72.36	—	$—
Total	68,923	$77.73	—
_______________________

(1)	During the three months ended March 31, 2018, we withheld 68,923 shares of common stock under our 2011 Equity Incentive Plan to settle employee income tax obligations.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 53

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Fourth Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.1 to registrant’s Form 8-K filed March 2, 2018.

10.1
Amended and Restated Commitment Letter, dated as of January 2, 2018, by and among Molina Healthcare, Inc., SunTrust Bank, SunTrust Robinson Humphrey, Inc., Barclays Bank PLC, MUFG, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc.
Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 2, 2018.

10.2
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
Filed as Exhibit 10.2 to registrant’s Form 8-K filed January 2, 2018.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Taxonomy Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 54

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	April 30, 2018	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 30, 2018	/s/ JOSEPH W. WHITE
Joseph W. White
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Molina Healthcare, Inc. March 31, 2018 Form 10-Q | 55