Form 10-Q
period 2018-06-30
MOLINA HEALTHCARE INC
filed 2018-08-01
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 27, 2018, was approximately 61,762,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per-share data) (Unaudited)
Revenue:
Premium revenue	$4,514	$4,740	$8,837	$9,388
Service revenue	127	129	261	260
Premium tax revenue	106	114	210	225
Health insurer fees reimbursed	104	—	165	—
Investment income and other revenue	32	16	56	30
Total revenue	4,883	4,999	9,529	9,903
Operating expenses:
Medical care costs	3,850	4,491	7,572	8,602
Cost of service revenue	118	124	238	246
General and administrative expenses	335	405	687	844
Premium tax expenses	106	114	210	225
Health insurer fees	99	—	174	—
Depreciation and amortization	25	37	51	76
Impairment losses	—	72	—	72
Restructuring and separation costs	8	43	33	43
Total operating expenses	4,541	5,286	8,965	10,108
Operating income (loss)	342	(287)	564	(205)
Other expenses (income), net:
Interest expense	32	27	65	53
Other expense (income), net	5	—	15	(75)
Total other expenses (income), net	37	27	80	(22)
Income (loss) before income tax expense (benefit)	305	(314)	484	(183)
Income tax expense (benefit)	103	(84)	175	(30)
Net income (loss)	$202	$(230)	$309	$(153)

Net income (loss) per share:
Basic	$3.29	$(4.10)	$5.10	$(2.74)
Diluted	$3.02	$(4.10)	$4.68	$(2.74)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in millions) (Unaudited)
Net income (loss)	$202	$(230)	$309	$(153)
Other comprehensive income (loss):
Unrealized investment gain (loss)	1	—	(6)	1
Less: effect of income taxes	(1)	—	(1)	—
Other comprehensive income (loss), net of tax	2	—	(5)	1
Comprehensive income (loss)	$204	$(230)	$304	$(152)
See accompanying notes.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Amounts in millions, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,392	$3,186
Investments	2,176	2,524
Restricted investments	80	169
Receivables	1,148	871
Prepaid expenses and other current assets	344	239
Derivative asset	657	522
Assets held for sale	230	—
Total current assets	8,027	7,511
Property, equipment, and capitalized software, net	276	342
Goodwill and intangible assets, net	201	255
Restricted investments	117	119
Deferred income taxes	114	103
Other assets	28	141
	$8,763	$8,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,920	$2,192
Amounts due government agencies	1,746	1,542
Accounts payable and accrued liabilities	754	366
Deferred revenue	193	282
Current portion of long-term debt	484	653
Derivative liability	657	522
Liabilities held for sale	66	—
Total current liabilities	5,820	5,557
Long-term debt	1,019	1,318
Lease financing obligations	198	198
Other long-term liabilities	68	61
Total liabilities	7,105	7,134

Stockholders’ equity:
Common stock, $0.001 par value, 150 shares authorized; outstanding: 62 shares at June 30, 2018 and 60 shares at December 31, 2017	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,055	1,044
Accumulated other comprehensive loss	(11)	(5)
Retained earnings	614	298
Total stockholders’ equity	1,658	1,337
	$8,763	$8,471
See accompanying notes.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
	(Unaudited)
Balance at January 1, 2018	60	$—	$1,044	$(5)	$298	$1,337
Net income	—	—	—	—	309	309
Adoption of Topic 606	—	—	—	—	6	6
Adoption of ASU 2018-02	—	—	—	(1)	1	—
Partial termination of 1.125% Warrants	—	—	(113)	—	—	(113)
1.625% Convertible Notes exchange transaction	2	—	108	—	—	108
Other comprehensive loss, net	—	—	—	(5)	—	(5)
Share-based compensation	—	—	16	—	—	16
Balance at June 30, 2018	62	$—	$1,055	$(11)	$614	$1,658

See accompanying notes.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(Amounts in millions) (Unaudited)
Operating activities:
Net income (loss)	$309	$(153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73	96
Impairment losses	—	72
Deferred income taxes	(6)	(41)
Share-based compensation	13	35
Non-cash restructuring costs	17	—
Amortization of convertible senior notes and lease financing obligations	13	16
Loss on debt extinguishment	15	—
Other, net	4	7
Changes in operating assets and liabilities:
Receivables	(315)	(32)
Prepaid expenses and other current assets	(181)	(38)
Medical claims and benefits payable	(267)	148
Amounts due government agencies	205	642
Accounts payable and accrued liabilities	349	(18)
Deferred revenue	(42)	(32)
Income taxes	127	(30)
Net cash provided by operating activities	314	672
Investing activities:
Purchases of investments	(914)	(1,636)
Proceeds from sales and maturities of investments	1,335	874
Purchases of property, equipment and capitalized software	(14)	(60)
Other, net	(9)	(24)
Net cash provided by (used in) investing activities	398	(846)
Financing activities:
Repayment of credit facility	(300)	—
Repayment of 1.125% Convertible Notes	(89)	—
Cash paid for partial settlement of 1.125% Conversion Option	(134)	—
Cash received for partial termination of 1.125% Call Option	134	—
Cash paid for partial termination of 1.125% Warrants	(113)	—
Proceeds from senior notes offerings, net of issuance costs	—	325
Other, net	(1)	8
Net cash (used in) provided by financing activities	(503)	333
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	209	159
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	3,290	2,912
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$3,499	$3,071

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six Months Ended June 30,
	2018	2017
	(Amounts in millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(6)	$(21)

Details of change in fair value of derivatives, net:
Gain on 1.125% Call Option	$135	$173
Loss on 1.125% Conversion Option	(135)	(173)
Change in fair value of derivatives, net	$—	$—

1.625% Convertible Notes exchange transaction:
Common stock issued in exchange for 1.625% Convertible Notes	$131	$—
Component of 1.625% Convertible Notes allocated to additional paid-in capital, net of income taxes	(23)	—
Net increase to additional paid-in capital	$108	$—
See accompanying notes.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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
The Health Plans segment consists of health plans operating in 13 states and the Commonwealth of Puerto Rico. As of June 30, 2018, these health plans served approximately 4.1 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO).
Our health plans’ state Medicaid contracts generally have terms of three to five years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Such contracts are subject to risk of loss in states that issue requests for proposal (RFP) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may not be renewed.
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
Recent Developments – Health Plans Segment
Puerto Rico Health Plan. In July 2018, our Puerto Rico health plan was selected by the Puerto Rico Health Insurance Administration to be one of the organizations to administer the Commonwealth’s new Medicaid Managed Care contract. Services under the new contract, currently expected to begin on November 1, 2018, would cover the entire island. The base contract runs for a period of three years with an optional one year extension. As of June 30, 2018, we served approximately 326,000 Medicaid members in the East and Southwest regions of Puerto Rico, which represented premium revenue of $370 million for the six months ended June 30, 2018.
Florida Health Plan. In June 2018, our Florida health plan was awarded comprehensive Medicaid Managed Care contracts by the Florida Agency for Health Care Administration (AHCA) in Regions 8 and 11 of the Florida Statewide Medicaid Managed Care Invitation to Negotiate. As of June 30, 2018, we served approximately 96,000 Medicaid members in those regions, which represented premium revenue of approximately $232 million for the six months ended June 30, 2018. Services under the new contract are expected to begin on January 1, 2019. We will be serving both the Medicaid and long-term care populations in the two regions.
Washington Health Plan. In May 2018, our Washington health plan was selected by the Washington State Health Care Authority (HCA) to enter into a managed care contract for the eight remaining regions of the state’s Apple Health Integrated Managed Care program, in addition to the two regions previously awarded to us. We were selected by HCA for the following regions: Greater Columbia, King, North Sound, Pierce, and Spokane beginning January 1, 2019; and Salish, Thurston-Mason, and Great Rivers beginning January 1, 2020. As of June 30, 2018, we served approximately 742,000 Medicaid members in Washington, which represented premium revenue of $1,083 million for the six months ended June 30, 2018.
Recent Developments – Molina Medicaid Solutions Segment
In June 2018, we entered into a definitive agreement to sell Molina Medicaid Solutions (MMS) to DXC Technology Company. The divestiture, expected to close in the third quarter of 2018, is subject to the satisfaction of customary

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 8

closing conditions and the receipt of certain third party consents and regulatory approvals. Refer to Note 11, “Segments,” for further information.
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
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries, and variable interest entities (VIEs) in which Molina Healthcare, Inc. is considered to be the primary beneficiary. Such VIEs are insignificant to our consolidated financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2017. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in our December 31, 2017 audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2017.

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

	Six Months Ended June 30,
	2018	2017
	(In millions)
Cash and cash equivalents	$3,392	$2,979
Restricted cash and cash equivalents	98	92
Cash and cash equivalents reported in assets held for sale	9	—
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$3,499	$3,071

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 9

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
Medicaid

•
Medical Cost Floors (Minimums), and Medical Cost Corridors: A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $144 million and $135 million at June 30, 2018 and December 31, 2017, respectively. Approximately $97 million and $96 million of the liability accrued at June 30, 2018 and December 31, 2017, respectively, relates to our participation in Medicaid Expansion programs. Refer to Note 12, “Commitments and Contingencies,” for further information regarding the California Medicaid Expansion program.

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

Marketplace

•
Risk adjustment: Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score, and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of operations. As of June 30, 2018, and December 31, 2017, the Marketplace risk adjustment payable amounted to $1,159 million and $912 million, respectively. Refer to Note 12, “Commitments and Contingencies,” for further information regarding recent developments in the Marketplace risk adjustment program.

•
Minimum MLR: The Affordable Care Act (ACA) has established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of operations.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 10

2)	Quality Incentives:
At many of our health plans, revenue ranging from approximately 1% to 3% of certain health plan premiums is earned only if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of June 30, 2018 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Maximum available quality incentive premium - current period	$47	$39	$87	$77
Quality incentive premium revenue recognized in current period:
Earned current period	$34	$29	$58	$48
Earned prior periods	12	1	23	6
Total	$46	$30	$81	54

Quality incentive premium revenue recognized as a percentage of total premium revenue	1.0%	0.6%	0.9%	0.6%
Molina Medicaid Solutions segment
MMS is under contract with Medicaid agencies in six states and the U.S. Virgin Islands. Our existing contracts have terms that currently extend to 2018 through 2025, before renewal options. As of June 30, 2018, the aggregate amount of service revenue relating to unsatisfied performance obligations amounted to approximately $638 million.
Business process outsourcing services are billed immediately following the end of the month in which such services are performed, with payment received soon thereafter. Payments for the design, development and implementation (DDI) of Medicaid management information systems milestones are received following our performance, and the customer’s acceptance, of the milestone deliverable. However, recognition of DDI revenue is deferred until the system ‘go-live’ date, and is amortized over the initial contract hosting period.
Other segment
Our Pathways behavioral health subsidiary’s revenue is all variable, and generally invoiced after services are rendered; customer payment follows invoicing. We have concluded that there is no change to revenue recognition under Topic 606 for our Pathways behavioral health subsidiary, and therefore no impact to retained earnings effective January 1, 2018.
The following table presents the opening and closing balances of receivables, deferred contract costs (contract assets), and deferred revenue (contract liabilities) from contracts with customers, by segment.

	June 30, 2018	December 31, 2017
	(In millions)
Receivables:
Molina Medicaid Solutions	$34	$30
Other	40	44
Deferred contract costs (contract assets) – Molina Medicaid Solutions	109	101
Deferred revenue (contract liabilities) – Molina Medicaid Solutions	39	49
Medical Care Costs - Marketplace Cost Share Reduction (CSR) Update
During the first half of 2018, we recognized a benefit of approximately $76 million in reduced medical expense related to 2017 dates of service as a result of the federal government’s confirmation that the reconciliation of 2017 Marketplace CSR subsidies would be performed on an annual basis. In the fourth quarter of 2017, we had assumed

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 11

a nine-month reconciliation of this item pending confirmation of the time period to which the 2017 reconciliation would be applied.
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
The effective tax rate may be subject to fluctuations during the year as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including projected pretax earnings, the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.
The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. The TCJA, in part, reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. Accounting guidance allows filers one year subsequent to the end of the tax year to finalize the valuation of deferred tax assets and liabilities. At June 30, 2018, we had not completed our accounting for the tax effects resulting from enactment of TCJA with respect to valuation of our deferred tax assets and liabilities. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law based on expected future guidance from the Internal Revenue Service and U.S. Treasury.
Recent Accounting Pronouncements Adopted
Revenue Recognition (Topic 606). See discussion above, in “Revenue Recognition.”
Comprehensive Income. In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. ASU 2018-02 is effective beginning January 1, 2019; we early adopted this ASU effective January 1, 2018. The effect of applying the guidance resulted in an immaterial impact to beginning retained earnings, as presented in the accompanying consolidated statement of stockholders’ equity.
Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires us to include in our consolidated statements of cash flows the changes in the balances of cash, cash equivalents, restricted cash and restricted cash equivalents. We adopted ASU 2016-18 on January 1, 2018. We have applied the guidance retrospectively to all periods presented. Such retrospective adoption resulted in a $92 million reclassification of restricted cash and cash equivalents from “Investing activities” to the beginning and ending balances of cash and cash equivalents in our consolidated statements of cash flows for the six months ended June 30, 2017. There was no impact to our consolidated statements of operations, balance sheets, or stockholders’ equity. The reconciliation of cash and cash equivalents to cash, cash equivalents and restricted cash and cash equivalents is presented at the beginning of this note.
Recent Accounting Pronouncements Not Yet Adopted
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 is effective beginning January 1, 2020, and must be adopted as a cumulative effect adjustment to retained earnings; early adoption is permitted. We are evaluating the effect of this guidance.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as modified by ASU 2017-03, Transition and Open Effective Date Information and ASU 2018-10, Codification Improvements to Topic 842, Leases. Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both financing and operating leases. For leases with a term of 12 months or less, an entity may elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing,

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 12

and uncertainty of cash flows pertaining to an entity’s leases. ASU 2016-02 must be adopted using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Under this guidance, we will record right of use assets and liabilities relating primarily to our long-term office leases. We are currently updating the configuration of our lease database management system for the adoption of Topic 842; we do not currently expect the adoption of this guidance to have a material effect on our consolidated results of operations, financial condition or cash flows.

3. Net Income (Loss) per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except net income per share)
Numerator:
Net income (loss)	$202	$(230)	$309	$(153)
Denominator:
Shares outstanding at the beginning of the period	61	56	59	56
Weighted-average number of shares issued:
1.625% Exchange (1)	—	—	2	—
Denominator for basic net income per share	61	56	61	56
Effect of dilutive securities:
1.625% Convertible Notes (1)	1	—	—	—
1.125% Warrants (1)	5	—	5	—
Denominator for diluted net income per share	67	56	66	56

Net income (loss) per share: (2)
Basic	$3.29	$(4.10)	$5.10	$(2.74)
Diluted	$3.02	$(4.10)	$4.68	$(2.74)

Potentially dilutive common shares excluded from calculations:
1.125% Warrants (1)	—	2	—	1
______________________________

(1)
For more information and definitions regarding the 1.625% Exchange and the 1.625% Convertible Notes, refer to Note 7, “Debt.” For more information regarding the 1.125% Warrants, refer to Note 9, “Stockholders' Equity.” The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive. For the three and six months ended June 30, 2017, the 1.125% Warrants were not included in diluted shares outstanding because to do so would have been anti-dilutive.

(2)	Source data for calculations in thousands.
4. Fair Value Measurements
We consider the carrying amounts of cash, cash equivalents and other current assets and current liabilities (not including derivatives, the current portion of long-term debt, and certain accounts reported in assets and liabilities held for sale) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions that we use to a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, see Note 4, “Fair Value Measurements,” in our 2017 Annual Report on Form 10-K.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 13

Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of June 30, 2018, included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 8, “Derivatives,” the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such derivative instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the six months ended June 30, 2018.
Our financial instruments measured at fair value on a recurring basis at June 30, 2018, were as follows:

	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,382	$—	$1,382	$—
U.S. treasury notes	330	330	—	—
Government-sponsored enterprise securities (GSEs)	207	207	—	—
Municipal securities	136	—	136	—
Asset-backed securities	99	—	99	—
Certificate of deposit	19	—	19	—
Other	3	—	3	—
Subtotal - current investments	2,176	537	1,639	—
Corporate debt securities	55	—	55	—
U.S. treasury notes	25	25	—	—
Subtotal - current restricted investments	80	25	55	—
1.125% Call Option derivative asset	657	—	—	657
Total assets	$2,913	$562	$1,694	$657

1.125% Conversion Option derivative liability	$657	$—	$—	$657
Total liabilities	$657	$—	$—	$657

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 14

Our financial instruments measured at fair value on a recurring basis at December 31, 2017, were as follows:

	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,588	$—	$1,588	$—
U.S. treasury notes	388	388	—	—
GSEs	253	253	—	—
Municipal securities	141	—	141	—
Asset-backed securities	117	—	117	—
Certificates of deposit	37	—	37	—
Subtotal - current investments	2,524	641	1,883	—
Corporate debt securities	101	—	101	—
U.S. treasury notes	68	68	—	—
Subtotal - current restricted investments	169	68	101	—
1.125% Call Option derivative asset	522	—	—	522
Total assets	$3,215	$709	$1,984	$522

1.125% Conversion Option derivative liability	$522	$—	$—	$522
Total liabilities	$522	$—	$—	$522
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets. The carrying amount and estimated fair value of the amount due under our Credit Facility was classified as a Level 3 financial instrument, because certain inputs used to determine its fair value were not observable. The carrying amount of the amount due under the Credit Facility as of December 31, 2017, approximated its fair value because the Credit Facility’s interest rate is a variable rate that approximates rates currently available to us.

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
5.375% Notes	$693	$706	$692	$730
1.125% Convertible Notes (1)	420	1,099	496	1,052
4.875% Notes	326	320	325	329
1.625% Convertible Notes	63	107	157	220
Credit Facility	—	—	300	300
	$1,502	$2,232	$1,970	$2,631
______________________

(1)
The fair value of the 1.125% Conversion Option (the embedded cash conversion option) amounted to $657 million and $522 million as of June 30, 2018, and December 31, 2017, respectively. See further discussion at Note 7, “Debt,” and Note 8, “Derivatives.”

5. Investments
Available-for-Sale Investments
We consider all of our investments classified as current assets (including restricted investments) to be available-for-sale. Our 4.875% Notes, as further discussed in Note 7, “Debt,” contain a limitation on the use of proceeds which required us to deposit the net proceeds from their issuance into a segregated deposit account, a current asset reported as “Restricted investments” in the accompanying consolidated balance sheets. Such proceeds, while

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 15

restricted as to their use and held in a segregated deposit account, are available-for-sale based upon our contractual liquidity requirements.
The following tables summarize our investments as of the dates indicated:

	June 30, 2018
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,390	$—	$8	$1,382
U.S. treasury notes	331	—	1	330
GSEs	209	—	2	207
Municipal securities	138	—	2	136
Asset backed securities	100	—	1	99
Certificates of deposit	19	—	—	19
Other	3	—	—	3
Subtotal - current investments	2,190	—	14	2,176
Corporate debt securities	55	—	—	55
U.S. treasury notes	25	—	—	25
Subtotal - current restricted investments	80	—	—	80
	$2,270	$—	$14	$2,256

	December 31, 2017
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,591	$1	$4	$1,588
U.S. treasury notes	389	—	1	388
GSEs	255	—	2	253
Municipal securities	142	—	1	141
Asset-backed securities	117	—	—	117
Certificates of deposit	37	—	—	37
Subtotal - current investments	2,531	1	8	2,524
Corporate debt securities	101	—	—	101
U.S. treasury notes	68	—	—	68
Subtotal - current restricted investments	169	—	—	169
	$2,700	$1	$8	$2,693
The contractual maturities of our available-for-sale investments as of June 30, 2018 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$1,356	$1,354
Due after one year through five years	914	902
	$2,270	$2,256
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three and six months ended June 30, 2018 and 2017 were insignificant.
We have determined that unrealized losses at June 30, 2018 and December 31, 2017, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 16

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of June 30, 2018:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$959	$7	535	$116	$1	72
U.S. Treasury notes	224	1	52	—	—	—
GSEs	—	—	—	113	2	56
Municipal securities	81	1	79	40	1	52
Asset backed securities	90	1	59	—	—	—
	$1,354	$10	725	$269	$4	180
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
Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $117 million at June 30, 2018, and mature in one year or less.

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated:

	June 30, 2018	December 31, 2017
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,510	$1,717
Pharmacy payable	116	112
Capitation payable	49	67
Other	245	296
	$1,920	$2,192

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 17

“Other” medical claims and benefits payable includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of operations. Non-risk provider payables amounted to $158 million and $122 million as of June 30, 2018 and December 31, 2017, respectively.
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

	Six Months Ended June 30,
	2018	2017
	(Dollars in millions)
Medical claims and benefits payable, beginning balance	$2,192	$1,929
Components of medical care costs related to:
Current period	7,794	8,633
Prior periods	(222)	(31)
Total medical care costs	7,572	8,602

Change in non-risk provider payables	56	(114)

Payments for medical care costs related to:
Current period	6,248	6,883
Prior periods	1,652	1,457
Total paid	7,900	8,340
Medical claims and benefits payable, ending balance	$1,920	$2,077
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
Because the amount of our initial liability is an estimate, we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will fall within the range of 8% to 10% lower than the liability that was initially recorded. Furthermore, because our initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate—we only know when the circumstances for any one or more factors are out of the ordinary.
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
We believe that the most significant uncertainties surrounding our IBNP estimates at June 30, 2018 are as follows:

•
Across all of our health plans, the inventory of unpaid claims increased significantly during the first half of 2017, then decreased in the last half of 2017 and into 2018. Changes in claims inventories impact the timing between date of service and the date of claim payment, increasing the volatility of our liability estimates.

•
In June 2018, our Puerto Rico health plan implemented state prescribed claim billing requirements to ensure more accurate claims submissions. The billing requirements were more stringent and caused a significant number of claim denials. Although we expect providers to ultimately submit updated claims with

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 18

the required information, the impact of the new billing requirements create more uncertainty in our liability estimates.

•
At our Florida health plan, a new clinical service system was implemented in the first quarter of 2018. This system impacted the reporting of inpatient authorizations used in our development of claims liabilities, which makes our liability estimates subject to more than the usual amount of uncertainty.

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

We recognized favorable prior period claims development in the amount of $222 million for the six months ended June 30, 2018. This amount represents our estimate as of June 30, 2018, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2017, was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe the overestimation was due primarily to the following factors:

•
The impact of the provision for adverse claims deviation and the accrued cost of settling claims as discussed above. Because we re-establish the provision for adverse claims deviation and the accrued cost of settling claims on a consistent basis every quarter, the impact of this item on the first half of 2018 results was minimal.

•
Across all of our health plans, the inventory of unpaid claims increased significantly during the first half of 2017, then decreased in the last half of 2017. In hindsight, the impact of the changes in claims processing timing reduced our liabilities more than we had anticipated.

•
December 2017 data from The Centers for Disease Control and Prevention indicated widespread influenza activity in several states in which we operate health plans. The additional liabilities established in consideration of increased claims related to a more severe influenza season turned out to be higher than our actual experience.

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

7. Debt
All of our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets:

	June 30, 2018	December 31, 2017
	(In millions)
Current portion of long-term debt:
1.125% Convertible Notes, net of unamortized discount	$422	$499
1.625% Convertible Notes, net of unamortized discount	63	157
Lease financing obligations	1	1
Debt issuance costs	(2)	(4)
	484	653
Non-current portion of long-term debt:
5.375% Notes	700	700
4.875% Notes	330	330
Credit Facility	—	300
Debt issuance costs	(11)	(12)
	1,019	1,318
Lease financing obligations	198	198
	$1,701	$2,169

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 19

Interest cost recognized relating to our convertible senior notes for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Contractual interest at coupon rate	$2	$3	$4	$6
Amortization of the discount	6	8	13	16
	$8	$11	$17	$22
Credit Facility
In January 2017, we entered into an amended unsecured $500 million revolving credit facility (Credit Facility). The Credit Facility has a term of five years and all amounts outstanding will be due and payable on January 31, 2022. In May 2018, we repaid all outstanding borrowings under the Credit Facility. As of June 30, 2018, no amounts were outstanding under the Credit Facility, and outstanding letters of credit amounting to $6 million reduced our borrowing capacity under the Credit Facility to $494 million.
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee. The Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. As of June 30, 2018, we were in compliance with all financial and non-financial covenants under the Credit Facility and other long-term debt.
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

The Bridge Credit Agreement matures on January 1, 2019 and, subject to the satisfaction of certain conditions, we may elect to extend twice the initial maturity date by a period of six months each. The amount available for borrowing under the Bridge Credit Agreement at June 30, 2018, was $550 million.
Borrowings under the Bridge Credit Agreement bear interest based, at our election, at a base rate or an adjusted LIBOR rate, plus in each case the applicable margin. Our wholly owned subsidiaries that guarantee our obligations under the indenture governing the 4.875% Notes, the 5.375% Notes, and the Credit Facility have jointly and severally guaranteed our obligations under the Bridge Credit Agreement.
The Bridge Credit Agreement contains usual and customary (a) affirmative covenants for credit facilities of this type which are substantially similar to those contained in the Credit Facility, (b) negative covenants consistent with those contained in the 4.875% Notes and (c) events of default for credit facilities of this type which are substantially similar to those contained in the 4.875% Notes.
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

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 20

The 4.875% Notes contain a limitation on the use of proceeds which required us to deposit a portion of the net proceeds from their issuance into a segregated deposit account. These funds may be used by us as follows:

•	On or prior to August 20, 2018, to:

◦
Redeem, repurchase, repay, tender for, or acquire for value all or any portion of our 1.625% Convertible Notes, defined and discussed further below, or to satisfy the cash portion of any consideration due upon any conversion of the 1.625% Convertible Notes and/or

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

The investments that constitute the segregated funds are current assets reported as “Restricted investments” in the accompanying consolidated balance sheets. As a result of the 1.625% Exchange described below, approximately $94 million of such investments were transferred to unrestricted current investments in the first quarter of 2018. As of June 30, 2018, the balance of current restricted investments was $80 million.
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
1.125% Cash Convertible Senior Notes due 2020
In June 2018, we entered into two separate, privately negotiated note purchase agreements with certain holders of our outstanding 1.125% cash convertible senior notes due January 15, 2020 (1.125% Convertible Notes). In these transactions, we repaid $96 million aggregate principal amount of the 1.125% Convertible Notes, plus accrued interest, for an aggregate cash payment of $228 million. The $132 million difference between the principal amount extinguished and our cash payment represents primarily the settlement of the fair value of the 1.125% Convertible Notes’ embedded cash conversion option feature (which is a derivative liability we refer to as the 1.125% Conversion Option). In addition, we recorded a loss on debt extinguishment of $5 million, primarily relating to the acceleration of the debt discount, which is recorded in “Other expenses (income), net” in the accompanying consolidated statements of operations. No common shares were issued in connection with these transactions.
Also in June 2018, in connection with the 1.125% Notes purchases, we entered into privately negotiated termination agreements with each of the counterparties to partially terminate the Call Spread Overlay, defined and further discussed in Notes 8, “Derivatives,” and 9, “Stockholders' Equity.”
Following the transactions described above, we have outstanding $454 million aggregate principal amount of 1.125% Convertible Notes. Interest is payable semiannually in arrears on January 15 and July 15.
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
The stock price trigger for the 1.125% Convertible Notes is $53.00 per share. The 1.125% Convertible Notes met this trigger in the quarter ended June 30, 2018; therefore, they are convertible into cash and are reported in current portion of long-term debt as of June 30, 2018.
The 1.125% Conversion Option was separated from the 1.125% Convertible Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the 1.125% Conversion Option settles or expires. The effective interest rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued is approximately 6%. As of June 30,

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 21

2018, the 1.125% Convertible Notes had a remaining amortization period of 1.5 years. The 1.125% Convertible Notes’ if-converted value exceeded their principal amount by approximately $503 million and $406 million as of June 30, 2018 and December 31, 2017, respectively.
1.625% Convertible Senior Notes due 2044
In March 2018, we entered into separate, privately negotiated, synthetic exchange agreements (1.625% Exchange) with certain holders of our outstanding 1.625% convertible senior notes due 2044 (1.625% Convertible Notes). In this transaction, we exchanged $97 million aggregate principal amount and accrued interest for 1.8 million shares of our common stock. We recorded a loss on debt extinguishment, including transaction fees, of $10 million for the transaction, primarily relating to the inducement premium paid to the bondholders, which is recorded in “Other expenses (income), net” in the accompanying consolidated statements of operations. We did not receive any proceeds from the 1.625% Exchange.
On July 11, 2018, we announced notice of our election to redeem the remaining $64 million aggregate principal amount of the 1.625% Convertible Notes on August 20, 2018 (the Redemption Date). Pursuant to the terms of the indenture, the 1.625% Convertible Notes will be redeemed for cash equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding the Redemption Date (the Redemption Price).
Also pursuant to the indenture, the 1.625% Convertible Notes may be converted until August 17, 2018, at a conversion rate of 17.2157 shares of our common stock per $1,000 principal amount, or approximately $58.09 per share of our common stock. Upon conversion, we will pay cash for the principal and, if applicable, deliver shares of our common stock to the converting holders in an amount per $1,000 principal amount equal to the settlement amount (as defined in the related indenture). After August 17, 2018, holders will be entitled only to the Redemption Price.
Because the 1.625% Convertible Notes are convertible within 12 months, they are reported in current portion of long-term debt as of June 30, 2018.
From the issuance date in 2014, the expected life of the 1.625% Convertible Notes has been approximately four years, ending on the first date we may redeem the 1.625% Convertible Notes in August 2018. As of June 30, 2018, the 1.625% Convertible Notes had a remaining amortization period of 0.1 years. The effective interest rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued is approximately 5%. The outstanding 1.625% Convertible Notes’ if-converted value exceeded their principal amount at June 30, 2018 and December 31, 2017 by approximately $39 million and $50 million, respectively. At June 30, 2018 and December 31, 2017, the equity component of the 1.625% Convertible Notes, including the impact of deferred taxes, was $5 million and $12 million, respectively.
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

8. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the accompanying consolidated balance sheets:

	Balance Sheet Location	June 30, 2018	December 31, 2017
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$657	$522
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$657	$522
Our derivative financial instruments do not qualify for hedge treatment; therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations, and reported in “Other expenses (income), net.” Gains and losses for our derivative financial instruments are presented individually in the accompanying consolidated statements of cash flows, “Supplemental cash flow information.”

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 22

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
In June 2018, in connection with the 1.125% Convertible Notes purchases (described in Note 7, “Debt”), we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Convertible Notes purchased. This resulted in our receipt of $134 million for the settlement of the 1.125% Call Option (which is a derivative asset), and the payment of $113 million for the partial termination of the 1.125% Warrants, for an aggregate net cash receipt of $21 million from the Counterparties.
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
As of June 30, 2018, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Convertible Notes may be converted within twelve months of June 30, 2018, as described in Note 7, “Debt.”

9. Stockholders' Equity
1.625% Exchange
As described in Note 7, “Debt,” we issued 1.8 million shares of our common stock in connection with the 1.625% Exchange in March 2018.
1.125% Warrants
In connection with the Call Spread Overlay transaction described in Note 8, “Derivatives,” in 2013, we issued 13.5 million warrants with a strike price of $53.8475 per share. Under certain circumstances, beginning in April 2020, if the price of our common stock exceeds the strike price of the 1.125% Warrants, we will be obligated to issue shares of our common stock subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, “Net Income (Loss) per Share,” for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised.
As described in Note 8, “Derivatives,” in June 2018, we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Convertible Notes purchased. We paid $113 million to the Counterparties for the termination of 2.4 million of the 1.125% Warrants outstanding, which resulted in a reduction of additional paid-in capital for the same amount. Following this transaction, 11.1 million of the 1.125% Warrants remain outstanding.
Share-Based Compensation
In connection with our equity incentive plans and employee stock purchase plan, approximately 276,000 shares of common stock vested or were purchased, net of shares used to settle employees’ income tax obligations, during the six months ended June 30, 2018.
We record share-based compensation as “General and administrative expenses” in the accompanying consolidated statements of operations. As of June 30, 2018, there was $46 million of total unrecognized compensation expense

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 23

related to unvested restricted stock awards (RSAs), performance stock awards (PSAs), and performance stock units (PSUs), which we expect to recognize over a remaining weighted-average period of 3.1 years, 0.7 years and 2.6 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 10.8% for non-executive employees as of June 30, 2018.
Also as of June 30, 2018, there was $12 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 2.3 years. No stock options were granted or exercised in the six months ended June 30, 2018.
Activity for RSAs, PSAs and PSUs, for the six months ended June 30, 2018, is summarized below:

	Restricted Stock Awards	Performance Stock Awards	Performance Stock Units	Total	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2017	401,804	84,762	91,828	578,394	$58.35
Granted	346,491	—	211,969	558,460	73.43
Vested	(183,595)	(32,929)	—	(216,524)	57.04
Forfeited	(124,690)	(48,701)	(101,320)	(274,711)	63.38
Unvested balance, June 30, 2018	440,010	3,132	202,477	645,619	69.69
The aggregate fair values of RSAs, PSAs and PSUs granted and vested are presented in the following table:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Granted:
Restricted stock awards	$25	$19
Performance stock units	16	16
	$41	$35
Vested:
Restricted stock awards	$14	$20
Performance stock awards	3	15
Performance stock units	—	9
	$17	$44

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
Costs Incurred
In our 2017 Annual Report on Form 10-K, we reported that we had incurred substantially all of the costs associated with the 2017 Restructuring Plan in 2017, amounting to $234 million. In the first half of 2018, we incurred an

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 24

additional $33 million in such costs, primarily as a result of our further evaluation and write-off of a utilization and care management project terminated because of its inconsistency with the goals of the 2017 Restructuring Plan. We also recorded nominal amounts for one-time termination benefits, true-ups of certain lease contract termination costs, and consulting fees recorded in 2017. As of June 30, 2018, we had incurred $267 million in total costs under the 2017 Restructuring Plan; we expect to complete all activities under the 2017 Restructuring Plan in 2018, with the exception of the cash settlement of lease termination liabilities. We expect to continue to settle those liabilities through 2025, unless the leases are terminated sooner.
Restructuring and separation costs are reported by the same name in the accompanying consolidated statements of operations. The following tables present the major types of such costs by segment. Current and long-lived assets include current and non-current capitalized project costs, and capitalized software determined to be unrecoverable.

	Three Months Ended June 30, 2018
	One-Time Termination Benefits	Other Restructuring Costs			Total
		Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$(1)	$—	$—	$9	$8
	$(1)	$—	$—	$9	$8

	Six Months Ended June 30, 2018
	One-Time Termination Benefits	Other Restructuring Costs			Total
		Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$(1)	$—	$8	$7
Other	5	20	1	—	26
	$5	$19	$1	$8	$33

	Three Months and Six Months Ended June 30, 2017
	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Other	$35	$—	$—	$8	$—	$43
	$35	$—	$—	$8	$—	$43
As of June 30, 2018, we had incurred cumulative restructuring costs under the 2017 Restructuring Plan as follows:

	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$33	$15	$—	$32	$80
Molina Medicaid Solutions	—	—	8	—	—	8
Other	36	39	57	45	2	179
	$36	$72	$80	$45	$34	$267
Reconciliation of Liability
For those restructuring and separation costs that require cash settlement (primarily separation costs, one-time termination benefits, consulting fees and contract termination costs), the following table presents a roll-forward of

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 25

the accrued liability, which is reported in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets. The adjustments are due to true-ups of costs recorded in 2017.

	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs	Total
	(In millions)
Accrued as of December 31, 2017	$2	$11	$35	$48
Adjustments	—	(1)	8	7
Charges	—	6	2	8
Cash payments	(2)	(15)	(13)	(30)
Accrued as of June 30, 2018	$—	$1	$32	$33

11. Segments
We have three reportable segments. These segments consist of our Health Plans segment, which constitutes the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
Recent Developments – Molina Medicaid Solutions Segment
In late 2017, as part of the 2017 Restructuring Plan, management decided to pursue the divestiture of MMS.
In June 2018, we entered into a definitive agreement to sell Molina Medicaid Solutions (MMS) to DXC Technology Company. The divestiture, expected to close in the third quarter of 2018, is subject to the satisfaction of customary closing conditions and the receipt of certain third party consents and regulatory approvals. We expect the net cash selling price for the equity interests of MMS to approximate $220 million after certain adjustments.
As of June 30, 2018, Molina Medicaid Solutions’ major classes of assets and liabilities were as follows:

(In millions)
Cash and cash equivalents	$9
Receivables and prepaid expenses	41
Goodwill and property, equipment, and capitalized software, net	70
Deferred contract costs and other assets	110
Total assets held for sale	$230

Accounts payable and accrued and other liabilities	$27
Deferred revenue	39
Total liabilities held for sale	$66
Description of Earnings Measures for Reportable Segments
Gross margin is the appropriate earnings measure for our reportable segments, based on how our chief operating decision maker currently reviews results, assesses performance, and allocates resources.
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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 26

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Total revenue:
Health Plans	$4,752	$4,868	$9,261	$9,639
Molina Medicaid Solutions	48	47	99	93
Other	83	84	169	171
Consolidated	$4,883	$4,999	$9,529	$9,903
The following table reconciles gross margin by segment to consolidated income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Gross margin:
Health Plans	$664	$249	$1,265	$786
Molina Medicaid Solutions	4	4	12	8
Other	5	1	11	6
Total gross margin	673	254	1,288	800
Add: other operating revenues (1)	242	130	431	255
Less: other operating expenses (2)	(573)	(671)	(1,155)	(1,260)
Operating income (loss)	342	(287)	564	(205)
Other expenses (income), net	37	27	80	(22)
Income (loss) before income taxes	$305	$(314)	$484	$(183)
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fees reimbursed, and investment income and other revenue.

(2)
Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, impairment losses, and restructuring and separation costs.

12. Commitments and Contingencies
Marketplace Risk Adjustment Program
On July 7, 2018, the Centers for Medicare and Medicaid Services (CMS) announced that a February 28, 2018 ruling in the U.S. District Court for the District of New Mexico prevents CMS from making further collections or payments under the risk adjustment program, including amounts for the 2017 benefit year, until the litigation is resolved. In light of a contrary decision by the U.S. District Court for the District of Massachusetts, the government moved the New Mexico district court to reconsider its decision, and CMS is currently awaiting the court’s ruling. On July 30, 2018, CMS published in the Federal Register the final rule that reissues, with additional policy explanation, the risk adjustment methodology that CMS had previously established. Due to the reissuance of the rule, the risk adjustment program for the 2017 benefit year will proceed, with solely a one-month delay — from August 2018 to September 2018 — in collection settlement.
As reported in Note 2, “Significant Accounting Policies,” our Marketplace risk adjustment payable amounted to $1,159 million as of June 30, 2018, and is reported in “Amounts due government agencies” in the accompanying consolidated balance sheets.
California Medicaid Expansion Risk Corridor
In the second quarter of 2018, California health plans participating in the Medicaid Expansion program received unofficial and unverified information that CMS did not approve premium rates for the state fiscal year ended June 30, 2017. It is our understanding that, as a condition of approving the rates, CMS may require the application of a risk corridor similar to the risk corridor that was in effect for periods prior to July 2016. The risk corridor for that prior period applied a minimum medical loss ratio (MLR) of 85% and a maximum MLR of 95%. It is our understanding that the state of California is currently evaluating what actions it will take, if any, with respect to the 2016-2017 rates

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 27

and risk corridor issue. The potential impact of retroactively reinstating a minimum MLR requirement, if effected, would be a reduction to premium revenue relating to 2016 and 2017. Such an adjustment for these prior periods, if effected, could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Regulatory Capital Requirements and Dividend Restrictions
Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations, and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $2,008 million at June 30, 2018, and $1,691 million at December 31, 2017. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company—Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to approximately $350 million and $696 million as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018, our health plans had aggregate statutory capital and surplus of approximately $2,152 million compared with the required minimum aggregate statutory capital and surplus of approximately $1,180 million. All of our health plans were in compliance with the minimum capital requirements at June 30, 2018. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
Legal Proceedings
The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Penalties associated with violations of these laws and regulations include significant fines, exclusion from participating in publicly funded programs, and the repayment of previously collected revenues.
In the ordinary course of business we are involved in legal actions, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. We have accrued liabilities for certain matters for which we deem the loss to be both probable and reasonably estimable, but the outcome of legal actions is inherently uncertain and our estimates of such losses could change as a result of further developments of these matters. For certain pending matters, accruals have not been established because such matters have not progressed sufficiently through discovery or factual development to enable us to reasonably estimate a range of possible loss. An adverse determination in one or more of these pending matters could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Steamfitters Local 449 Pension Plan v. Molina Healthcare, Inc, et al. On April 27, 2018, the Steamfitters Local 449 Pension Plan filed a class action securities complaint in the Central District Court of California against the Company and its former executive officers, J. Mario Molina, John C. Molina, Terry P. Bayer, and Rick Hopfer, Case 2:18-cv-03579. The complaint purports to seek recovery on behalf of all persons or entities who purchased Molina common stock between October 31, 2014, and August 2, 2017, for alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff alleges the defendants misled investors regarding the scalability of the Company’s administrative infrastructure during the identified class period. The Company believes it has meritorious defenses to the alleged claims and intends to defend the matter vigorously.
States’ Budgets
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid and Children’s Health Insurance Program (CHIP) programs. The states and Commonwealth in which we operate our health plans regularly face significant budgetary pressures.

13. Supplemental Condensed Consolidating Financial Information
As discussed in Note 7, “Debt,” we have outstanding $700 million aggregate principal amount of 5.375% Notes due November 15, 2022, unless earlier redeemed. The 5.375% Notes were registered in September 2016, and are fully

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 28

and unconditionally guaranteed by certain of our wholly owned subsidiaries on a joint and several basis, with exceptions considered customary for such guarantees.
For all periods presented, the following condensed consolidating financial statements present Molina Healthcare, Inc. (as “Parent Guarantor”), the subsidiary guarantors (as “Other Guarantors”), the subsidiary non-guarantors (as “Non-Guarantors”) and “Eliminations”, according to the guarantor structure as assessed as of and for the six months ended June 30, 2018.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$261	$49	$4,834	$(261)	$4,883
Expenses:
Medical care costs	3	—	3,847	—	3,850
Cost of service revenue	—	44	74	—	118
General and administrative expenses	252	3	341	(261)	335
Premium tax expenses	—	—	106	—	106
Health insurer fees	—	—	99	—	99
Depreciation and amortization	18	—	7	—	25
Restructuring and separation costs	(1)	—	9	—	8
Total operating expenses	272	47	4,483	(261)	4,541
Operating (loss) income	(11)	2	351	—	342
Interest expense	31	—	1	—	32
Other expenses, net	5	—	—	—	5
(Loss) income before income taxes	(47)	2	350	—	305
Income tax expense	1	1	101	—	103
Net (loss) income before equity in net earnings (losses) of subsidiaries	(48)	1	249	—	202
Equity in net earnings (losses) of subsidiaries	250	(1)	—	(249)	—
Net income	$202	$—	$249	$(249)	$202

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$202	$—	$249	$(249)	$202
Other comprehensive gain, net of tax	2	—	2	(2)	2
Comprehensive income	$204	$—	$251	$(251)	$204

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 29

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$289	$51	$4,952	$(293)	$4,999
Expenses:
Medical care costs	3	—	4,488	—	4,491
Cost of service revenue	—	43	81	—	124
General and administrative expenses	258	7	433	(293)	405
Premium tax expenses	—	—	114	—	114
Depreciation and amortization	25	—	12	—	37
Impairment losses	—	—	72	—	72
Restructuring and separation costs	43	—	—	—	43
Total operating expenses	329	50	5,200	(293)	5,286
Operating (loss) income	(40)	1	(248)	—	(287)
Interest expense	27	—	—	—	27
(Loss) income before income taxes	(67)	1	(248)	—	(314)
Income tax benefit	(14)	—	(70)	—	(84)
Net (loss) income before equity in net losses of subsidiaries	(53)	1	(178)	—	(230)
Equity in net losses of subsidiaries	(177)	(64)	—	241	—
Net loss	$(230)	$(63)	$(178)	$241	$(230)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(230)	$(63)	$(178)	$241	$(230)
Other comprehensive income, net of tax	—	—	—	—	—
Comprehensive loss	$(230)	$(63)	$(178)	$241	$(230)

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 30

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six Months Ended June 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$594	$101	$9,426	$(592)	$9,529
Expenses:
Medical care costs	7	—	7,565	—	7,572
Cost of service revenue	—	87	151	—	238
General and administrative expenses	519	7	753	(592)	687
Premium tax expenses	—	—	210	—	210
Health insurer fees	—	—	174	—	174
Depreciation and amortization	36	—	15	—	51
Restructuring and separation costs	25	—	8	—	33
Total operating expenses	587	94	8,876	(592)	8,965
Operating income	7	7	550	—	564
Interest expense	64	—	1	—	65
Other expenses, net	15	—	—	—	15
(Loss) income before income taxes	(72)	7	549	—	484
Income tax expense	10	2	163	—	175
Net (loss) income before equity in net earnings (losses of subsidiaries	(82)	5	386	—	309
Equity in net earnings (losses) of subsidiaries	391	(4)	—	(387)	—
Net income	$309	$1	$386	$(387)	$309

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income	$309	$1	$386	$(387)	$309
Other comprehensive loss, net of tax	(5)	—	(5)	5	(5)
Comprehensive income	$304	$1	$381	$(382)	$304

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 31

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$630	$99	$9,809	$(635)	$9,903
Expenses:
Medical care costs	7	—	8,595	—	8,602
Cost of service revenue	—	85	161	—	246
General and administrative expenses	555	14	910	(635)	844
Premium tax expenses	—	—	225	—	225
Depreciation and amortization	52	—	24	—	76
Impairment losses	—	—	72	—	72
Restructuring and separation costs	43	—	—	—	43
Total operating expenses	657	99	9,987	(635)	10,108
Operating loss	(27)	—	(178)	—	(205)
Interest expense	53	—	—	—	53
Other income, net	(75)	—	—	—	(75)
Loss before income taxes	(5)	—	(178)	—	(183)
Income tax expense (benefit)	17	—	(47)	—	(30)
Net loss before equity in net losses of subsidiaries	(22)	—	(131)	—	(153)
Equity in net losses of subsidiaries	(131)	(66)	—	197	—
Net loss	$(153)	$(66)	$(131)	$197	$(153)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

	Six Months Ended June 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(153)	$(66)	$(131)	$197	$(153)
Other comprehensive income, net of tax	1	—	1	(1)	1
Comprehensive loss	$(152)	$(66)	$(130)	$196	$(152)

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 32

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$235	$2	$3,155	$—	$3,392
Investments	105	—	2,071	—	2,176
Restricted investments	80	—	—	—	80
Receivables	2	—	1,146	—	1,148
Due from (to) affiliates	68	(6)	(62)	—	—
Prepaid expenses and other current assets	62	—	282	—	344
Derivative asset	657	—	—	—	657
Assets held for sale	—	230	—	—	230
Total current assets	1,209	226	6,592	—	8,027
Property, equipment, and capitalized software, net	196	—	80	—	276
Goodwill and intangible assets, net	14	—	187	—	201
Restricted investments	—	—	117	—	117
Investment in subsidiaries, net	2,761	76	—	(2,837)	—
Deferred income taxes	33	—	99	(18)	114
Other assets	39	—	5	(16)	28
	$4,252	$302	$7,080	$(2,871)	$8,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$2	$—	$1,918	$—	$1,920
Amounts due government agencies	—	—	1,746	—	1,746
Accounts payable and accrued liabilities	211	—	543	—	754
Deferred revenue	—	—	193	—	193
Current portion of long-term debt	484	—	—	—	484
Derivative liability	657	—	—	—	657
Liabilities held for sale	—	66	—	—	66
Total current liabilities	1,354	66	4,400	—	5,820
Long-term debt	1,217	—	16	(16)	1,217
Deferred income taxes	—	18	—	(18)	—
Other long-term liabilities	23	1	44	—	68
Total liabilities	2,594	85	4,460	(34)	7,105
Total stockholders’ equity	1,658	217	2,620	(2,837)	1,658
	$4,252	$302	$7,080	$(2,871)	$8,763

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 33

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$504	$28	$2,654	$—	$3,186
Investments	192	—	2,332	—	2,524
Restricted investments	169	—	—	—	169
Receivables	2	30	839	—	871
Due from (to) affiliates	148	(6)	(142)	—	—
Prepaid expenses and other current assets	103	14	138	(16)	239
Derivative asset	522	—	—	—	522
Total current assets	1,640	66	5,821	(16)	7,511
Property, equipment, and capitalized software, net	223	33	86	—	342
Goodwill and intangible assets, net	15	43	197	—	255
Restricted investments	—	—	119	—	119
Investment in subsidiaries, net	2,306	82	—	(2,388)	—
Deferred income taxes	17	—	101	(15)	103
Other assets	32	103	7	(1)	141
	$4,233	$327	$6,331	$(2,420)	$8,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3	$—	$2,189	$—	$2,192
Amounts due government agencies	—	1	1,541	—	1,542
Accounts payable and accrued liabilities	178	40	148	—	366
Deferred revenue	—	49	233	—	282
Current portion of long-term debt	653	—	16	(16)	653
Derivative liability	522	—	—	—	522
Total current liabilities	1,356	90	4,127	(16)	5,557
Long-term debt	1,516	—	—	—	1,516
Deferred income taxes	—	15	—	(15)	—
Other long-term liabilities	24	2	36	(1)	61
Total liabilities	2,896	107	4,163	(32)	7,134
Total stockholders’ equity	1,337	220	2,168	(2,388)	1,337
	$4,233	$327	$6,331	$(2,420)	$8,471

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 34

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$49	$9	$256	$—	$314
Investing activities:
Purchases of investments	(136)	—	(778)	—	(914)
Proceeds from sales and maturities of investments	303	—	1,032	—	1,335
Purchases of property, equipment and capitalized software	(9)	(3)	(2)	—	(14)
Capital contributions to subsidiaries	(117)	—	117	—	—
Dividends from subsidiaries	60	(10)	(50)	—	—
Change in amounts due to/from affiliates	75	1	(76)	—	—
Other, net	—	(14)	5	—	(9)
Net cash provided (used in) by investing activities	176	(26)	248	—	398
Financing activities:
Repayment of credit facility	(300)	—	—	—	(300)
Repayment of 1.125% Convertible Notes	(89)	—	—	—	(89)
Cash paid for partial settlement of 1.125% Conversion Option	(134)	—	—	—	(134)
Cash received for partial termination of 1.125% Call Option	134	—	—	—	134
Cash paid for partial termination of 1.125% Warrants	(113)	—	—	—	(113)
Other, net	(1)	—	—	—	(1)
Net cash used in financing activities	(503)	—	—	—	(503)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(278)	(17)	504	—	209
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	513	28	2,749	—	3,290
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$235	$11	$3,253	$—	$3,499

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 35

	Six Months Ended June 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$90	$44	$538	$—	$672
Investing activities:
Purchases of investments	(330)	—	(1,306)	—	(1,636)
Proceeds from sales and maturities of investments	127	—	747	—	874
Purchases of property, equipment and capitalized software	(45)	(9)	(6)	—	(60)
Capital contributions to subsidiaries	(238)	2	236	—	—
Dividends from subsidiaries	120	—	(120)	—	—
Change in amounts due to/from affiliates	(34)	2	32	—	—
Other, net	—	(13)	(11)	—	(24)
Net cash used in investing activities	(400)	(18)	(428)	—	(846)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	325	—	—	—	325
Other, net	8	—	—	—	8
Net cash provided by financing activities	333	—	—	—	333
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	23	26	110	—	159
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	86	6	2,820	—	2,912
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$109	$32	$2,930	$—	$3,071

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements included in this quarterly report, other than statements of historical fact, may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, or expected. Those known risks and uncertainties include, but are not limited to, the following:

•	the success of the Company’s profit improvement and maintenance initiatives, including the timing and amounts of the benefits realized, and administrative and medical cost savings achieved;

•	the numerous political and market-based uncertainties associated with the Affordable Care Act (the “ACA”) or “Obamacare;”

•
the market dynamics surrounding the ACA Marketplaces, including but not limited to uncertainties associated with risk adjustment requirements, the potential for disproportionate enrollment of higher acuity members, the discontinuation of premium tax credits, and the adequacy of agreed rates;

•
subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including changes to estimated amounts payable or receivable related to Marketplace risk adjustment;

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

•
the success of the Company’s efforts to retain existing or awarded government contracts, including those in New Mexico and Texas, and those for Regions 8 and 11 in Florida, including the success of any protest filings or defenses;

•
the Company’s ability to manage its operations, including maintaining and creating adequate internal systems and controls relating to authorizations, approvals, provider payments, and the overall success of its care management initiatives;

•	the Company’s ability to consummate and realize benefits from divestitures and acquisitions, including the timely closing of the MMS divestiture;

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

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 37

•
the Medicaid expansion medical cost corridors in California, New Mexico, and Washington, and any other retroactive adjustment to revenue where methodologies and procedures are subject to interpretation or dependent upon information about the health status of participants other than Molina members;

•
the interpretation and implementation of at-risk premium rules and state contract performance requirements regarding the achievement of certain quality measures, and the Company’s ability to recognize revenue amounts associated therewith;

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•	the success of the Company’s health plan in Puerto Rico, including the resolution of the debt crisis and the effect of the PROMESA law, and the impact of any future significant weather events;

•	the success and renewal of the Company’s duals demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•	the accurate estimation of incurred but not reported or paid medical costs across the Company’s health plans;

•	efforts by states to recoup previously paid and recognized premium amounts;

•	complications, member confusion, or enrollment backlogs related to the annual renewal of Medicaid coverage;

•	government audits and reviews, or potential investigations, and any fine, sanction, enrollment freeze, monitoring program, or premium recovery that may result therefrom;

•	changes with respect to the Company’s provider contracts and the loss of providers;

•	approval by state regulators of dividends and distributions by the Company’s health plan subsidiaries;

•	changes in funding under the Company’s contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings, including litigation involving the ACA to which we ourselves are not a direct party;

•	the relatively small number of states in which we operate health plans, including the greater scale and revenues of the Company’s California, Ohio, Texas, and Washington health plans;

•
the availability of adequate financing on acceptable terms to fund and capitalize the Company’s expansion and growth, repay the Company’s outstanding indebtedness at maturity and meet its liquidity needs, including the interest expense and other costs associated with such financing;

•	the Company’s failure to comply with the financial or other covenants in its credit agreements or the indentures governing its outstanding notes;

•	the sufficiency of the Company’s funds on hand to pay the amounts due upon conversion or maturity of its outstanding notes;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments, including but not limited to the deductibility of certain compensation costs;

•	newly emergent viruses or widespread epidemics, public catastrophes or terrorist attacks, and associated public alarm;

•	the unexpected loss of the leadership of one or more of our senior executives; and

•	increasing competition and consolidation in the Medicaid industry;
Readers should refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
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

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 38

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

OVERVIEW
KEY PERFORMANCE INDICATORS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per-share amounts)
Ending total membership	4.1	4.7	4.1	4.7

Premium revenue	$4,514	$4,740	$8,837	$9,388
Health Plans segment medical margin (1)	$664	$249	$1,265	$786
Operating income (loss)	$342	$(287)	$564	$(205)

Net income (loss)	$202	$(230)	$309	$(153)
Net income (loss) per diluted share	$3.02	$(4.10)	$4.68	$(2.74)
Diluted weighted average shares outstanding	66.7	56.2	66.0	56.1

Adjusted net income (loss) per diluted share*	$3.08	$(4.01)	$4.80	$(2.55)
EBITDA*	$370	$(243)	$616	$(40)

Operating Statistics:
MCR (2)	85.3%	94.8%	85.7%	91.6%
G&A ratio (3)	6.9%	8.1%	7.2%	8.5%
Premium tax ratio (2)	2.3%	2.4%	2.3%	2.3%
Effective income tax rate	33.8%	26.8%	36.2%	16.0%
Net profit (loss) margin (3)	4.1%	(4.6)%	3.2%	(1.5)%
________________________

(1)	Medical margin is equal to premium revenue minus medical care costs.

(2)	MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(3)	G&A ratio represents general and administrative expenses as a percentage of total revenue. Net profit margin represents net income as a percentage of total revenue.
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

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 39

CONSOLIDATED RESULTS
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Net income for the second quarter of 2018 was $202 million, compared with a net loss of $230 million for the second quarter of 2017. Net income per diluted share was $3.02 for the second quarter of 2018, compared with net loss per diluted share of $4.10 reported for the second quarter of 2017.
Premium revenue decreased approximately 5%, or $226 million, in the second quarter of 2018, when compared with the second quarter of 2017. Member months declined 14%, partially offset by a PMPM revenue increase of 9%. Lower premium revenue was driven by a decrease in Marketplace membership, partially offset by Marketplace premium rate increases.
Overall, the medical care ratio improved to 85.3%, from 94.8% in the second quarter of 2017. See further discussion below in “Financial Performance by Program.”
Medical margin increased 167% in the second quarter of 2018, compared with the second quarter of 2017.
The general and administrative (G&A) expense ratio decreased to 6.9%, from 8.1% in the second quarter of 2017. Excluding the impact of Marketplace broker commissions and exchange fees in both periods, the G&A ratio decreased to 6.2%, from 6.7% in the second quarter of 2017. This year-over-year improvement was primarily the result of our efforts to reduce G&A costs under the 2017 Restructuring Plan.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Net income for the six months ended June 30, 2018 was $309 million, compared with a net loss of $153 million for the six months ended June 30, 2017. Net income per diluted share was $4.68 in the six months ended June 30, 2018, compared with net loss per diluted share of $2.74 reported in the six months ended June 30, 2017.
Premium revenue decreased approximately 6%, or $551 million, in the six months ended June 30, 2018, when compared with the six months ended June 30, 2017. Member months declined 13%, partially offset by a revenue PMPM increase of 7%, primarily relating to Marketplace membership as noted above.
Overall, the medical care ratio improved to 85.7%, from 91.6% in the six months ended June 30, 2017. See further discussion below in “Financial Performance by Program.”
Medical margin increased 61% in the six months ended June 30, 2018, compared with the six months ended June 30, 2017.
Approximately $8 million ($0.10 per diluted share) and $33 million ($0.39 per diluted share) of restructuring costs were recognized in the second quarter and six months ended June 30, 2018, respectively. For more information, refer to Notes to Consolidated Financial Statements, Note 10, “Restructuring and Separation Costs.”
Approximately $5 million ($0.06 per diluted share) and $15 million ($0.21 per diluted share) loss on debt extinguishment was recognized in the second quarter and six months ended June 30, 2018, respectively. For more information, refer to Notes to Consolidated Financial Statements, Note 7, “Debt.”
As presented in the table below, in the second quarter and six months ended June 30, 2017, we recorded significant medical care costs relating to prior year dates of service in excess of historical expectations, and Marketplace-related premium deficiency reserves and changes in estimates for prior year dates of service. In addition, we recorded significant impairment losses and restructuring costs under the 2017 Restructuring Plan.
Renewal of Medicaid Contracts
Year to date in 2018, we renewed Medicaid contracts in Washington, Florida and Puerto Rico as follows:

•
In May 2018, our Washington health plan was selected by the Washington State Health Care Authority (HCA) to enter into a managed care contract for the eight remaining regions of the state’s Apple Health Integrated Managed Care program, in addition to the two regions previously awarded to us. We were selected by HCA for the following regions: Greater Columbia, King, North Sound, Pierce, and Spokane beginning January 1, 2019; and Salish, Thurston-Mason, and Great Rivers beginning January 1, 2020. As of June 30, 2018, we served approximately 742,000 Medicaid members in Washington, which represented premium revenue of $1,083 million for the six months ended June 30, 2018.

•
In June 2018, our Florida health plan was awarded comprehensive Medicaid Managed Care contracts by the Florida Agency for Health Care Administration (AHCA) in Regions 8 and 11 of the Florida Statewide Medicaid Managed Care Invitation to Negotiate. As of June 30, 2018, we served approximately 96,000 Medicaid members

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 40

in those regions, which represented premium revenue of approximately $232 million for the six months ended June 30, 2018. Services under the new contract are expected to begin on January 1, 2019. We will be serving both the Medicaid and long-term care populations in the two regions.

•
In July 2018, our Puerto Rico health plan was selected by the Puerto Rico Health Insurance Administration to be one of the organizations to administer the Commonwealth’s new Medicaid Managed Care contract. Services under the new contract, currently expected to begin on November 1, 2018, would cover the entire island. The base contract runs for a period of three years with an optional one year extension. As of June 30, 2018, we served approximately 326,000 Medicaid members in the East and Southwest regions of Puerto Rico, which represented premium revenue of $370 million for the six months ended June 30, 2018.

Capital Plan Progress
In the second quarter of 2018, we repaid $300 million outstanding under the revolving credit facility. In addition, we repaid $96 million aggregate principal amount of our 1.125% Notes, and entered into privately negotiated termination agreements to partially terminate the related 1.125% Call Option and 1.125% Warrants. In the first quarter of 2018, we exchanged $97 million aggregate principal amount and accrued interest of our 1.625% Convertible Notes for 1.8 million shares of our common stock. Year to date, we have reduced the principal amount of outstanding debt by $493 million.
Sale of Molina Medicaid Solutions Segment
In June 2018, we entered into a definitive agreement to sell Molina Medicaid Solutions (MMS) to DXC Technology Company. The divestiture, expected to close in the third quarter of 2018, is subject to the satisfaction of customary closing conditions and the receipt of certain third party consents and regulatory approvals. We expect the net cash selling price for the equity interests of Molina Medicaid Solutions to approximate $220 million after certain adjustments.
Summary of Significant Items
The tables below summarize the impact of certain items significant to our financial performance in the periods presented. The individual items presented below increase (decrease) income before income tax expense.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Amount	Per Diluted Share (1)	Amount	Per Diluted Share (1)
	(In millions, except per diluted share amounts)
Marketplace risk adjustment, for 2017 dates of service	$79	$0.92	$56	$0.66
Marketplace cost sharing reduction (CSR) subsidies, for 2017 dates of service	6	0.07	76	0.90
Restructuring costs	(8)	(0.10)	(33)	(0.39)
Loss on debt extinguishment	(5)	(0.06)	(15)	(0.21)
	$72	$0.83	$84	$0.96

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 41

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Amount	Per Diluted Share (1)	Amount	Per Diluted Share (1)
	(In millions, except per diluted share amounts)
Impairment losses	$(72)	$(1.01)	$(72)	$(1.02)
Losses at behavioral health subsidiary exclusive of impairment	(8)	(0.09)	(12)	(0.14)
Medical care costs related to prior year dates of service that were in excess of historical expectations	(85)	(0.95)	(74)	(0.84)
Marketplace adjustments related to risk adjustment, CSR, and other items for 2016 dates of service	(44)	(0.49)	(47)	(0.53)
Marketplace premium deficiency reserve for 2017 dates of service	(78)	(0.87)	(70)	(0.79)
Restructuring and separation costs	(43)	(0.68)	(43)	(0.68)
Fee received for terminated acquisition	—	—	75	0.84
	$(330)	$(4.09)	$(243)	$(3.16)
__________________

(1)	Except for certain items that are not deductible for tax purposes, per diluted share amounts are generally calculated at the statutory income tax rates of 22% for 2018, and 37% for 2017.

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

			Premium Revenue
		Membership as of	Six Months Ended	Anticipated
State Health Plan	Medicaid Program(s)	June 30, 2018	June 30, 2018	Award Date	Effective Date
Texas	ABD, MMP	99,000	$966	Q2 2019	6/1/2020
Texas	TANF, CHIP	127,000	159	Q1 2019	1/1/2020
New Mexico Health Plan Update. In our Annual Report on Form 10-K for 2017, we reported that we were notified by the New Mexico Medicaid agency that we had not been selected for a tentative award of a 2019 Medicaid contract. We filed a brief in support of our judicial protest on July 20, 2018, with proposed protest hearing dates set for September 2018, and a decision expected in or around October 2018. In the interim, a temporary stay allows us to participate in the readiness review process for the new contract award. We are continuing to manage the business in run-off until such time as a different outcome is determined.
Ohio Health Plan MMP Update. In July 2018, the Ohio Medicaid agency submitted a request to Centers for Medicare and Medicaid Services (CMS) for a three-year extension of the MyCare Ohio Duals Demonstration program, through December 31, 2022. The current authority for the program ends December 31, 2019. We estimate annualized premium revenues of approximately $680 million in 2018 under the Ohio MMP program.
PRESSURES ON MEDICAID FUNDING
Currently, there are a number of different legislative proposals being considered, some of which would involve significantly reduced federal spending on the Medicaid program and constitute a fundamental change in the federal role in health care. These proposals include elements such as the following:

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

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 42

basis (a “per capita cap”);

•	Requiring Medicaid beneficiaries to work;

•	Limiting the amount of lifetime benefits for Medicaid beneficiaries; and

•	Numerous other potential changes and reforms.
ACA AND THE MARKETPLACE
The future of the Affordable Care Act (ACA) and its underlying programs, including the Marketplace, are subject to substantial uncertainty. Effective January 1, 2018, we have:

•	Exited the Utah and Wisconsin Marketplaces. We are currently evaluating the re-entry into these markets in 2019;

•	Reduced the scope of our Washington state Marketplace participation;

•	Increased premiums averaging 58%;

•	Mitigated our exposure to uncertainties relating to cost share reduction (CSR) funding and reconciliation; and

•	Adjusted broker commissions to market rates.
Effective January 2019, we have filed rates in nine Marketplace states, including the Utah and Wisconsin Marketplaces.

REPORTABLE SEGMENTS
HOW WE ASSESS PERFORMANCE
We derive our revenues primarily from health insurance premiums, and our primary customers are state Medicaid agencies and the federal government.
One of the key metrics used to assess the performance of our most significant segment, the Health Plans segment, is the medical care ratio (MCR). The MCR represents medical care costs as a percentage of premium revenue. Therefore, the underlying gross margin, or the amount earned by the Health Plans segment after medical costs are deducted from premium revenue, is the most important measure of earnings reviewed by management.
Gross margin for our Health Plans segment is referred to as “Medical margin,” and for our Molina Medicaid Solutions and Other segments, as “Service margin.” The service margin is equal to service revenue minus cost of service revenue. Management’s discussion and analysis of the changes in the individual components of medical margin and service margin follows.
SEGMENT SUMMARY

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Health Plans segment medical margin (1)	$664	$249	$1,265	$786
Molina Medicaid Solutions segment service margin (2)	4	4	12	8
Other segment service margin (2)	5	1	11	6
	673	254	$1,288	$800

Health Plans segment medical care ratio	85.3%	94.8%	85.7%	91.6%
_______________________

(1)	Represents premium revenue minus medical care costs.

(2)	Represents service revenue minus cost of service revenue.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 43

HEALTH PLANS
The Health Plans segment consists of health plans operating in 13 states and the Commonwealth of Puerto Rico. As of June 30, 2018, these health plans served approximately 4.1 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Marketplace members, most of whom receive government premium subsidies.
BUSINESS OVERVIEW
Health Plans Membership
The following tables set forth our Health Plans membership as of the dates indicated:

	June 30, 2018	December 31, 2017	June 30, 2017
Ending Membership by Program:
Temporary Assistance for Needy Families (TANF) and Children’s Health Insurance Program (CHIP)	2,464,000	2,457,000	2,517,000
Medicaid Expansion	675,000	668,000	678,000
Aged, Blind or Disabled (ABD)	415,000	412,000	408,000
Total Medicaid	3,554,000	3,537,000	3,603,000
Medicare-Medicaid Plan (MMP) – Integrated (1)	55,000	57,000	54,000
Medicare Special Needs Plans (Medicare)	45,000	44,000	44,000
Total Medicare	100,000	101,000	98,000
Total Medicaid and Medicare	3,654,000	3,638,000	3,701,000
Marketplace	409,000	815,000	949,000
	4,063,000	4,453,000	4,650,000

Ending Membership by Health Plan:
California	639,000	746,000	766,000
Florida	398,000	625,000	672,000
Illinois	219,000	165,000	163,000
Michigan	397,000	398,000	414,000
New Mexico	241,000	253,000	266,000
Ohio	320,000	327,000	351,000
Puerto Rico	326,000	314,000	322,000
South Carolina	114,000	116,000	112,000
Texas	450,000	430,000	465,000
Washington	776,000	777,000	788,000
Other (2)	183,000	302,000	331,000
	4,063,000	4,453,000	4,650,000
_________________________

(1)	MMP members receive both Medicaid and Medicare coverage from Molina Healthcare.

(2)	“Other” includes the Idaho, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 44

Premiums by Program
The amount of the premiums paid to our health plans vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a per member per month (PMPM) basis, for the six months ended June 30, 2018. The “Consolidated” column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF and CHIP	$120.00	$330.00	$190.00
Medicaid Expansion	320.00	500.00	370.00
ABD	530.00	1,510.00	1,020.00
MMP – Integrated	1,360.00	3,180.00	2,180.00
Medicare	690.00	1,300.00	1,180.00
Marketplace	250.00	650.00	370.00
FINANCIAL PERFORMANCE BY PROGRAM
The following tables summarize member months, premium revenue, medical care costs, medical care ratio and medical margin by program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended June 30, 2018
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.5	$1,393	$186.18	$1,205	$161.13	86.5%	$188
Medicaid Expansion	2.1	761	372.04	676	330.83	88.9	85
ABD	1.3	1,288	1,033.34	1,209	969.27	93.8	79
Total Medicaid	10.9	3,442	319.52	3,090	286.89	89.8	352
MMP	0.1	367	2,224.30	313	1,893.91	85.1	54
Medicare	0.2	157	1,168.40	133	989.33	84.7	24
Total Medicare	0.3	524	1,751.49	446	1,488.85	85.0	78
Total Medicaid and Medicare	11.2	3,966	358.23	3,536	319.37	89.2	430
Marketplace	1.2	548	440.93	314	253.04	57.4	234
	12.4	$4,514	$366.57	$3,850	$312.68	85.3%	$664

	Three Months Ended June 30, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.6	$1,391	$182.47	$1,315	$172.48	94.5%	$76
Medicaid Expansion	2.1	786	383.07	689	335.26	87.5	97
ABD	1.2	1,285	1,053.89	1,245	1,020.85	96.9	40
Total Medicaid	10.9	3,462	317.79	3,249	298.10	93.8	213
MMP	0.1	361	2,217.44	333	2,050.20	92.5	28
Medicare	0.2	148	1,126.14	126	963.34	85.5	22
Total Medicare	0.3	509	1,730.91	459	1,565.65	90.5	50
Total Medicaid and Medicare	11.2	3,971	354.87	3,708	331.36	93.4	263
Marketplace	2.8	769	267.37	783	272.37	101.9	(14)
	14.0	$4,740	$336.98	$4,491	$319.29	94.8%	$249

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 45

	Six Months Ended June 30, 2018
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	14.9	$2,766	$185.66	$2,477	$166.32	89.6%	$289
Medicaid Expansion	4.1	1,513	372.39	1,317	324.19	87.1	196
ABD	2.5	2,542	1,023.83	2,364	951.99	93.0	178
Total Medicaid	21.5	6,821	318.11	6,158	287.22	90.3	663
MMP	0.3	724	2,180.86	618	1,858.87	85.2	106
Medicare	0.3	314	1,178.58	264	992.05	84.2	50
Total Medicare	0.6	1,038	1,735.05	882	1,473.30	84.9	156
Total Medicaid and Medicare	22.1	7,859	356.59	7,040	319.43	89.6	819
Marketplace	2.6	978	373.67	532	203.34	54.4	446
	24.7	$8,837	$358.40	$7,572	$307.11	85.7%	$1,265

	Six Months Ended June 30, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	15.3	$2,793	$182.58	$2,619	$171.25	93.8%	$174
Medicaid Expansion	4.1	1,603	390.88	1,378	335.88	85.9	225
ABD	2.4	2,481	1,030.68	2,375	986.54	95.7	106
Total Medicaid	21.8	6,877	315.39	6,372	292.22	92.7	505
MMP	0.3	705	2,152.75	640	1,954.15	90.8	65
Medicare	0.3	286	1,097.36	243	933.20	85.0	43
Total Medicare	0.6	991	1,685.72	883	1,502.36	89.1	108
Total Medicaid and Medicare	22.4	7,868	351.35	7,255	323.98	92.2	613
Marketplace	5.7	1,520	264.77	1,347	234.62	88.6	173
	28.1	$9,388	$333.68	$8,602	$305.74	91.6%	$786
_______________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	“MCR” represents medical costs as a percentage of premium revenue.

Overall
Medical care costs as a percent of premium revenue improved to 85.3% in the second quarter of 2018, from 94.8% in the second quarter of 2017. Excluding the Marketplace risk adjustments and cost sharing reduction (CSR) adjustments relating to prior year dates of service in both periods noted in the tables above in “Overview—Consolidated Results,” the overall medical care ratio would have been 87.0% in the second quarter of 2018, and 93.9% in the second quarter of 2017.
Medical care costs as a percent of premium revenue improved to 85.7% in the six months ended June 30, 2018, from 91.6% in the six months ended June 30, 2017. Excluding the Marketplace risk adjustments and CSR adjustments relating to prior year dates of service in both periods, the overall medical care ratio would have been 87.1% in the six months ended June 30, 2018, and 91.2% in the six months ended June 30, 2017.
Medicaid
TANF and CHIP. The medical care ratio for TANF and CHIP improved to 86.5% in the second quarter of 2018, from 94.5% in the second quarter of 2017; and was 89.6% in the six months ended June 30, 2018, down from 93.8% in the six months ended June 30, 2017. The year over year improvement was primarily due to improved performance at our Illinois and Puerto Rico health plans.
Medicaid Expansion. The medical care ratio for Medicaid Expansion was 88.9% in the second quarter of 2018, up from 87.5% in the second quarter of 2017, and was 87.1% in the six months ended June 30, 2018, up from 85.9% in the six months ended June 30, 2017. These increases were primarily due to the premium reduction we received

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 46

in California in July 2017. Medicaid Expansion has generally performed well because rate adequacy has trended favorably, and membership is concentrated in our higher performing health plans, particularly California, Michigan, and Washington.
ABD. The medical care ratio for ABD improved to 93.8% in the second quarter of 2018, compared with 96.9% in the second quarter of 2017; and was 93.0% in the six months ended June 30, 2018, down from 95.7% in the six months ended June 30, 2017. The year over year improvement can be attributed to our continued advancement on key, high acuity management fundamentals.
Medicare and MMP
The medical care ratio for the combined Medicare programs improved to 85.0% in the second quarter of 2018, from 90.5% in the second quarter of 2017; and was 84.9% in the six months ended June 30, 2018, down from 89.1% in the six months ended June 30, 2017. This improvement was partly driven by the recognition of additional MMP at‑risk revenue for dates of service in 2016 and 2017, because at‑risk revenue is often recognized long after medical services have been provided. The Medicare business also benefited from favorable medical care trends and improved medical management of inpatient utilization for this population. Accurate and complete risk score documentation and effective management of chronic and high acuity conditions are critical to the successful management of this program for the rest of the year.
Marketplace
Lower Marketplace premium revenue was driven by a decrease in membership of over 50%, offset by premium rate increases. As previously disclosed, we increased premium rates and reduced our Marketplace presence effective January 1, 2018, as part of our overall program to improve profitability.
The medical care ratio for the Marketplace program decreased to 57.4% in the second quarter of 2018, from 101.9% in the second quarter of 2017; and was 54.4% in the six months ended June 30, 2018, down from 88.6% in the six months ended June 30, 2017.
Excluding the Marketplace risk adjustments and CSR adjustments relating to prior year dates of service in both periods, the Marketplace medical care ratio would have been 68.4% in the second quarter of 2018, compared with 96.3% in second quarter of 2017, and would have been 66.0% in the six months ended June 30, 2018, compared with 86.2% in the six months ended June 30, 2017.
FINANCIAL PERFORMANCE BY STATE
The following tables summarize member months, premium revenue, medical care costs, medical care ratio, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):
Health Plans Segment Financial Data — Medicaid and Medicare

	Three Months Ended June 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.8	$517	$289.80	$441	$247.36	85.4%	$76
Florida	1.2	377	353.81	362	339.31	95.9	15
Illinois	0.6	203	311.60	170	261.59	84.0	33
Michigan	1.2	388	342.45	331	292.20	85.3	57
New Mexico	0.7	313	469.88	290	435.36	92.7	23
Ohio	1.0	535	571.08	482	514.57	90.1	53
Puerto Rico	0.9	184	188.26	165	168.20	89.3	19
South Carolina	0.4	123	350.22	107	304.20	86.9	16
Texas	0.7	576	835.66	510	740.55	88.6	66
Washington	2.2	571	252.61	526	232.49	92.0	45
Other (1)	0.5	179	322.99	152	274.59	85.0	27
	11.2	$3,966	$358.23	$3,536	$319.37	89.2%	$430

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 47

	Three Months Ended June 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.9	$598	$318.89	$539	$287.36	90.1%	$59
Florida	1.1	380	347.20	370	337.92	97.3	10
Illinois	0.5	149	289.51	174	336.76	116.3	(25)
Michigan	1.1	390	333.26	358	305.40	91.6	32
New Mexico	0.8	321	443.13	311	428.58	96.7	10
Ohio	1.0	529	536.90	489	496.41	92.5	40
Puerto Rico	0.9	179	184.28	189	194.42	105.5	(10)
South Carolina	0.4	111	326.57	102	304.14	93.1	9
Texas	0.7	524	752.01	473	679.43	90.3	51
Washington	2.2	618	276.90	546	244.58	88.3	72
Other (1)	0.6	172	294.15	157	268.91	91.4	15
	11.2	$3,971	$354.87	$3,708	$331.36	93.4%	$263

	Six Months Ended June 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	3.6	$1,011	$281.14	$853	$237.26	84.4%	$158
Florida	2.2	759	352.68	707	328.26	93.1	52
Illinois	1.1	344	305.94	292	259.87	84.9	52
Michigan	2.3	764	339.56	662	294.19	86.6	102
New Mexico	1.4	632	468.00	600	444.44	95.0	32
Ohio	1.9	1,086	573.87	942	497.75	86.7	144
Puerto Rico	1.9	370	190.68	339	174.74	91.6	31
South Carolina	0.7	245	349.15	211	300.87	86.2	34
Texas	1.4	1,138	822.72	1,029	744.05	90.4	109
Washington	4.5	1,155	254.64	1,100	242.48	95.2	55
Other (1)	1.1	355	318.94	305	273.97	85.9	50
	22.1	$7,859	$356.59	$7,040	$319.43	89.6%	$819

	Six Months Ended June 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	3.7	$1,170	$313.76	$1,023	$274.42	87.5%	$147
Florida	2.2	744	343.29	722	333.23	97.1	22
Illinois	1.1	310	282.66	354	322.63	114.1	(44)
Michigan	2.3	772	330.34	690	295.02	89.3	82
New Mexico	1.5	629	432.98	610	419.65	96.9	19
Ohio	2.0	1,049	532.35	951	482.73	90.7	98
Puerto Rico	1.9	362	185.40	354	181.24	97.8	8
South Carolina	0.7	216	321.85	200	298.79	92.8	16
Texas	1.4	1,051	751.94	962	687.96	91.5	89
Washington	4.4	1,223	275.05	1,081	243.18	88.4	142
Other (1)	1.2	342	291.93	308	262.97	90.1	34
	22.4	$7,868	$351.35	$7,255	$323.98	92.2%	$613
______________________

(1)	“Other” includes the Idaho, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 48

Health Plans Segment Financial Data — Marketplace

	Three Months Ended June 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.2	$73	$426.16	$21	$117.92	27.7%	$52
Florida	0.1	100	698.31	38	269.86	38.6	62
Michigan	—	15	288.67	7	146.97	50.9	8
New Mexico	—	31	418.82	18	247.06	59.0	13
Ohio	—	31	518.64	23	381.46	73.6	8
Texas	0.7	222	330.12	160	238.72	72.3	62
Washington	0.2	56	787.80	41	572.48	72.7	15
Other (1)	—	20	NM	6	NM	NM	14
	1.2	$548	$440.93	$314	$253.04	57.4%	$234

	Three Months Ended June 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.5	$81	$186.90	$67	$154.23	82.5%	$14
Florida	0.9	269	284.60	317	336.78	118.3	(48)
Michigan	0.1	16	204.15	10	135.89	66.6	6
New Mexico	—	31	367.98	23	266.91	72.5	8
Ohio	—	24	377.94	27	404.20	106.9	(3)
Texas	0.7	177	247.49	129	180.92	73.1	48
Washington	0.2	44	317.42	49	359.87	113.4	(5)
Other (1)	0.4	127	304.00	161	383.02	126.0	(34)
	2.8	$769	$267.37	$783	$272.37	101.9%	$(14)

	Six Months Ended June 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.4	$122	$334.47	$52	$141.73	42.4%	$70
Florida	0.3	145	468.36	22	73.13	15.6	123
Michigan	0.1	28	254.69	16	145.49	57.1	12
New Mexico	0.1	65	429.19	37	246.77	57.5	28
Ohio	0.1	57	458.48	40	319.53	69.7	17
Texas	1.4	451	318.93	306	216.83	68.0	145
Washington	0.2	95	653.89	71	486.90	74.5	24
Other (1)	—	15	NM	(12)	NM	NM	27
	2.6	$978	$373.67	$532	$203.34	54.4%	$446

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 49

	Six Months Ended June 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.9	$153	$185.68	$93	$112.20	60.4%	$60
Florida	1.9	561	288.81	523	269.48	93.3	38
Michigan	0.2	27	177.12	17	116.21	65.6	10
New Mexico	0.1	53	317.10	42	249.90	78.8	11
Ohio	0.1	45	356.20	44	339.26	95.2	1
Texas	1.4	334	235.07	242	171.07	72.8	92
Washington	0.3	81	310.26	95	362.78	116.9	(14)
Other (1)	0.8	266	313.77	291	342.88	109.3	(25)
	5.7	$1,520	$264.77	$1,347	$234.62	88.6%	$173
_________________________

(1)
“Other” includes the Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results. We terminated Marketplace operations at these plans effective January 1, 2018, so the ratios for 2018 periods are not meaningful (NM).

Health Plans Segment Financial Data — Total

	Three Months Ended June 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.0	$590	$301.73	$462	$236.04	78.2%	$128
Florida	1.3	477	394.38	400	331.13	84.0	77
Illinois	0.6	203	311.60	170	261.59	84.0	33
Michigan	1.2	403	340.08	338	285.78	84.0	65
New Mexico	0.7	344	464.90	308	416.99	89.7	36
Ohio	1.0	566	567.96	505	506.66	89.2	61
Puerto Rico	0.9	184	188.26	165	168.20	89.3	19
South Carolina	0.4	123	350.22	107	304.20	86.9	16
Texas	1.4	798	585.50	670	492.23	84.1	128
Washington	2.4	627	268.84	567	242.80	90.3	60
Other (1)	0.5	199	360.90	158	285.65	79.1	41
	12.4	$4,514	$366.57	$3,850	$312.68	85.3%	$664

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 50

	Three Months Ended June 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.4	$679	$294.09	$606	$262.34	89.2%	$73
Florida	2.0	649	318.21	687	337.39	106.0	(38)
Illinois	0.5	149	289.51	174	336.76	116.3	(25)
Michigan	1.2	406	325.38	368	295.06	90.7	38
New Mexico	0.8	352	435.34	334	411.83	94.6	18
Ohio	1.0	553	527.14	516	490.75	93.1	37
Puerto Rico	0.9	179	184.28	189	194.42	105.5	(10)
South Carolina	0.4	111	326.57	102	304.14	93.1	9
Texas	1.4	701	495.93	602	426.41	86.0	99
Washington	2.4	662	279.21	595	251.16	90.0	67
Other (1)	1.0	299	298.29	318	316.89	106.2	(19)
	14.0	$4,740	$336.98	$4,491	$319.29	94.8%	$249

	Six Months Ended June 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	4.0	$1,133	$286.07	$905	$228.44	79.9%	$228
Florida	2.5	904	367.18	729	296.29	80.7	175
Illinois	1.1	344	305.94	292	259.87	84.9	52
Michigan	2.4	792	335.59	678	287.23	85.6	114
New Mexico	1.5	697	464.11	637	424.58	91.5	60
Ohio	2.0	1,143	566.77	982	486.79	85.9	161
Puerto Rico	1.9	370	190.68	339	174.74	91.6	31
South Carolina	0.7	245	349.15	211	300.87	86.2	34
Texas	2.8	1,589	567.95	1,335	477.43	84.1	254
Washington	4.7	1,250	267.01	1,171	250.05	93.6	79
Other (1)	1.1	370	333.35	293	263.24	79.0	77
	24.7	$8,837	$358.40	$7,572	$307.11	85.7%	$1,265

	Six Months Ended June 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	4.6	$1,323	$290.56	$1,116	$245.02	84.3%	$207
Florida	4.1	1,305	317.53	1,245	303.09	95.5	60
Illinois	1.1	310	282.66	354	322.63	114.1	(44)
Michigan	2.5	799	321.10	707	284.24	88.5	92
New Mexico	1.6	682	421.11	652	402.27	95.5	30
Ohio	2.1	1,094	521.57	995	473.95	90.9	99
Puerto Rico	1.9	362	185.40	354	181.24	97.8	8
South Carolina	0.7	216	321.85	200	298.79	92.8	16
Texas	2.8	1,385	491.46	1,204	427.48	87.0	181
Washington	4.7	1,304	276.99	1,176	249.79	90.2	128
Other (1)	2.0	608	301.11	599	296.58	98.5	9
	28.1	$9,388	$333.68	$8,602	$305.74	91.6%	$786
__________________

(1)	“Other” includes the Idaho, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 51

MEDICAL CARE COSTS BY TYPE
The following table provides the details of consolidated medical care costs by category for the periods indicated (dollars in millions except PMPM amounts):

	Three Months Ended June 30,
	2018			2017
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,861	$232.40	74.4%	$3,348	$238.04	74.5%
Pharmacy	567	46.05	14.7	650	46.23	14.5
Capitation	282	22.89	7.3	356	25.29	7.9
Other	140	11.34	3.6	137	9.73	3.1
	$3,850	$312.68	100.0%	$4,491	$319.29	100.0%

	Six Months Ended June 30,
	2018			2017
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$5,606	$227.38	74.1%	$6,434	$228.68	74.8%
Pharmacy	1,150	46.66	15.2	1,266	45.00	14.7
Capitation	594	24.09	7.8	680	24.17	7.9
Other	222	8.98	2.9	222	7.89	2.6
	$7,572	$307.11	100.0%	$8,602	$305.74	100.0%
PREMIUM TAXES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.3% in the second quarter of 2018 compared with 2.4% in the second quarter of 2017 and 2.3% in both the six months ended June 30, 2018 and 2017.
HEALTH INSURER FEES (HIF)
Health insurer fees reimbursed amounted to $104 million and $165 million, and health insurer fees amounted to $99 million and $174 million, in the second quarter of 2018 and the six months ended June 30, 2018, respectively. In the second quarter of 2018, we recognized revenue related to the reimbursement of Medicaid health insurer fees from New Mexico, New York, and Puerto Rico, because we received adequate documentation of the intent to reimburse such fees.
There were no HIF reimbursed or expensed in 2017 due to the HIF moratorium under the Consolidated Appropriations Act of 2016.

MOLINA MEDICAID SOLUTIONS

The Molina Medicaid Solutions segment provides support to state government agencies’ administration of their Medicaid programs, including business processing, information technology development and administrative services.
In June 2018, we entered into a definitive agreement to sell Molina Medicaid Solutions (MMS) to DXC Technology Company. The divestiture, expected to close in the third quarter of 2018, is subject to the satisfaction of customary closing conditions and the receipt of certain third party consents and regulatory approvals.
FINANCIAL OVERVIEW
The Molina Medicaid Solutions segment service margin for the second quarter of 2018 and 2017 and for the six months ended June 30, 2018 and 2017, was insignificant.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 52

OTHER

The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
FINANCIAL OVERVIEW
The Other segment service margin for the second quarter of 2018 and 2017 and for the six months ended June 30, 2018 and 2017, was insignificant.

OTHER CONSOLIDATED INFORMATION
GENERAL AND ADMINISTRATIVE EXPENSES
The G&A ratio decreased to 6.9% in the second quarter of 2018, compared with 8.1% in the second quarter of 2017. The G&A ratio decreased to 7.2% for the six months ended June 30, 2018, compared with 8.5% for the six months ended June 30, 2017. Refer to the discussion above, in “Consolidated Results.”
IMPAIRMENT LOSSES
No impairment losses were recorded in the first half of 2018.
In the second quarter of 2017, we recorded $72 million in non-cash impairment losses for goodwill and intangibles, primarily relating to our Pathways subsidiary. In the course of developing the 2017 Restructuring Plan, we determined that future benefits to be derived from Pathways (including integration with our health plans) would be less than previously anticipated.
RESTRUCTURING AND SEPARATION COSTS
See Notes to Consolidated Financial Statements, Note 10, “Restructuring and Separation Costs.”
INTEREST EXPENSE
Interest expense was $32 million for the second quarter of 2018, compared with $27 million for the second quarter of 2017. Interest expense was $65 million for the six months ended June 30, 2018, compared with $53 million for the six months ended June 30, 2017. As further described below in “Liquidity,” year to date we have reduced the principal amount of outstanding debt by $493 million.
Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $6 million and $8 million in the second quarter of 2018 and 2017, respectively and $13 million and $16 million in the six months ended June 30, 2018 and 2017, respectively. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
OTHER EXPENSES (INCOME), NET
In the six months ended June 30, 2018, we recorded other expenses of $15 million due to the loss on debt extinguishment resulting from our 1.125% Convertible Notes repayments and the 1.625% Exchange. These transactions are described further in Notes to Consolidated Financial Statements, Note 7, “Debt.” In February of 2017, we received a $75 million fee in connection with a terminated Medicare acquisition.
INCOME TAXES
The provision for income taxes was recorded at an effective rate of 33.8% for the second quarter of 2018, compared with a benefit of 26.8% for the second quarter of 2017, and 36.2% for the six months ended June 30, 2018, compared with a benefit of 16.0% for the six months ended June 30, 2017. The effective tax rate for 2018 differs from 2017 as a result of the reduction in the federal statutory rate from 35% to 21% under the TCJA, combined with higher non-deductible expenses in 2018 primarily related to the non-deductible HIF as a percentage of pre-tax income (loss). The HIF was not applicable in 2017 due to the 2017 HIF moratorium.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 53

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

Investment income increased to $42 million for the six months ended June 30, 2018, compared with $22 million for the six months ended June 30, 2017, primarily due to increases in our average invested assets, and in our annualized portfolio yield.
MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2018, the fair value of our fixed income investments would decrease by approximately $19 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. As of June 30, 2018, no amounts were outstanding under the Credit Facility.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 54

LIQUIDITY
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Six Months Ended June 30,
	2018	2017	Change
	(In millions)
Net cash provided by operating activities	$314	$672	$(358)
Net cash provided by (used in) investing activities	398	(846)	1,244
Net cash (used in) provided by financing activities	(503)	333	(836)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$209	$159	$50
Operating Activities
Net cash provided by operating activities decreased $358 million in the six months ended June 30, 2018, compared with the six months ended June 30, 2017. Increased net income of $462 million was offset by the following:
Receivables and deferred revenue. The aggregate year-over-year change in receivables and deferred revenue reduced cash flows from operations by $293 million. Cash flows from operations in each period were impacted by the timing of premium receipts, including health insurer fees (HIF) to be reimbursed in 2018. In general, state or federal payors may delay our premium payments, which we record as a receivable, or they may prepay the following month’s premium payment, which we record as deferred revenue. We typically receive capitation payments monthly; however, state or federal payors may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period. In 2018, the year-over-year effect of the timing of premiums received at our California, Florida, Ohio, and Washington health plans negatively impacted our cash flows from operating activities. In 2017, no receivables were recorded for the HIF due to the moratorium in that year.
Prepaid expenses and other current assets, and accounts payable and accrued liabilities. Each of these accounts increased significantly in the six months ended June 30, 2018, primarily due to amounts recorded in connection with the reinstatement of the HIF in 2018, with no comparable activity in 2017.
Medical claims and benefits payable. In the six months ended June 30, 2018, the change in medical claims and benefits payable decreased cash flows from operations by $415 million, primarily due to the decline in reserves resulting from reduced Marketplace membership in Florida, Utah, Washington and Wisconsin.
Amounts due government agencies. While amounts due government agencies increased $205 million in the six months ended June 30, 2018, this increase was less than the increase experienced in the six months ended June 30, 2017, resulting in a year over year reduction in cash flows from operations of $437 million. This decrease was primarily due to a decline in the amounts accrued for Marketplace CSR subsidies year over year.
Investing Activities
Investing activities were a source of cash of $398 million in the six months ended June 30, 2018, and a use of cash of $846 million in the six months ended June 30, 2017. This was primarily due to reduced purchases of investments and higher proceeds from sales and maturities of investments in the six months ended June 30, 2018, largely a result of the financing activities described below.
Financing Activities
Net cash used in financing activities increased $836 million in the six months ended June 30, 2018 compared with the six months ended June 30, 2017. The increase in cash used in the six months ended June 30, 2018 was due to the following:

•	$300 million repayment the Credit Facility;

•	$89 million repayment of the 1.125% Convertible Notes;

•	$134 million cash paid for partial settlement of the 1.125% Conversion Option; and

•	$113 million cash paid for partial termination of the 1.125% Warrants.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 55

These uses of cash were partially offset by $134 million cash received for the settlement of a portion of the 1.125% Call Option. In the six months ended June 30, 2017, we received proceeds of $325 million from the sale of the 4.875% Notes.
FINANCIAL CONDITION
We believe that our cash resources, our borrowing capacity available under our Bridge Credit Agreement and Credit Facility as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at June 30, 2018, our working capital was $2,207 million, compared with $1,954 million at December 31, 2017. At June 30, 2018, our cash and investments amounted to $5,767 million, compared with $6,000 million at December 31, 2017.
Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company—Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $350 million and $696 million as of June 30, 2018 and December 31, 2017, respectively.
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

Credit Facility Financial Covenants	Required Per Agreement	As of June 30, 2018

Net leverage ratio	<4.0x	1.4x
Interest coverage ratio	>3.5x	9.7x
In addition, the indentures governing the 4.875% Notes, the 5.375% Notes, the 1.125% Convertible Notes and the 1.625% Convertible Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. Our Bridge Credit Agreement contains customary non-financial covenants. As of June 30, 2018, we were in compliance with all covenants under the Credit Facility, our Bridge Credit Agreement and the indentures governing our outstanding notes.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our Health Plans segment regulated subsidiaries generate significant cash flows from premium revenue, which we generally receive a short time before we pay for the related health care services. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. In the six months ended June 30, 2018, the regulated health plan subsidiaries paid $50 million in dividends to the parent, and the unregulated subsidiaries paid $10 million in dividends to the parent. In July 2018, the regulated health plan subsidiaries paid $60 million in dividends to the parent. For more information on our regulatory capital requirements and dividend restrictions, refer to Notes to Consolidated Financial Statements, Note 12, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
Borrowing Capacity and Debt Financing. We have available borrowing capacity of $550 million under our Bridge Credit Agreement (which amount is subject to the use of proceeds restrictions set forth in the Bridge Credit Agreement), and $494 million under our Credit Facility. In addition, we have adequate cash held in a restricted

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 56

account available to satisfy the redemption or conversion cash payments applicable to the $64 million principal balance outstanding under our 1.625% Convertible Notes, when they are redeemed or converted in the third quarter of 2018. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
Sale of MMS. We expect the net cash selling price for the equity interests of MMS to approximate $220 million after certain adjustments. See further discussion in the Notes to Consolidated Financial Statements, Note 1, “Basis of Presentation.”
2017 Restructuring Plan. As previously disclosed, we estimate that the 2017 Restructuring Plan will reduce annualized run-rate expenses by approximately $300 million to $400 million when completed by the end of 2018. This estimate includes run-rate savings of approximately $10 million relating to actions taken in the first quarter of 2018. We expect the cost savings to reduce both “General and administrative expenses” and “Medical care costs” reported in our consolidated statements of operations. The following table illustrates our estimates of run-rate savings associated with the 2017 Restructuring Plan, which have not changed significantly since our estimate at December 31, 2017. Such savings will be offset, through the end of 2018, by the costs referred to in the Notes to Consolidated Financial Statements, Note 10, “Restructuring and Separation Costs.”

Estimated Savings Expected to be Realized by Reportable Segment	Health Plans	Other	Total
	(In millions)
General and administrative expenses	$65	$92 to $152	$157 to $217
Medical care costs	$126 to $166	$17	$143 to $183
	$191 to $231	$109 to $169	$300 to $400
Shelf Registration Statement. We have a shelf registration statement on file with the Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding the terms and securities being offered and the use of proceeds will be provided at the time of an offering.
Future Uses
Regulatory Capital Requirements and Dividend Restrictions. In the six months ended June 30, 2018, the parent company contributed capital of $117 million to our regulated health plan subsidiaries to satisfy statutory net worth requirements.
Convertible Senior Notes. Refer to the Notes to Consolidated Financial Statements, Note 7, “Debt,” for a detailed discussion of our convertible senior notes, including recent transactions.

•
1.625% Convertible Notes. On July 11, 2018, we announced notice of our election to redeem the remaining $64 million aggregate principal amount of the 1.625% Convertible Notes on August 20, 2018 (the Redemption Date). Pursuant to the terms of the indenture, the 1.625% Convertible Notes will be redeemed for cash equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding the Redemption Date (the Redemption Price).

Also pursuant to the indenture, the 1.625% Convertible Notes may be converted until August 17, 2018, at a conversion rate of 17.2157 shares of our common stock per $1,000 principal amount, or approximately $58.09 per share of our common stock. Upon conversion, we will pay cash for the principal and, if applicable, deliver shares of our common stock to the converting holders in an amount per $1,000 principal amount equal to the settlement amount (as defined in the related indenture). After August 17, 2018, holders will be entitled only to the Redemption Price. As noted above, we have adequate cash held in a restricted account available to satisfy the redemption or conversion cash payments applicable to the $64 million principal balance outstanding under our 1.625% Convertible Notes, when they are redeemed or converted in the third quarter of 2018.

•
1.125% Convertible Notes. The principal amount of our 1.125% Convertible Notes is convertible into cash prior to its maturity date under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger. The stock price trigger for the 1.125% Notes is $53.00 per share. The 1.125% Convertible Notes met this trigger in the quarter ended June 30, 2018, and are convertible to cash through at least September 30, 2018. Because the 1.125% Convertible Notes may be converted into cash within 12 months, the $420 million carrying amount is reported in current portion of long-term debt as of June 30, 2018. If conversion requests are received, the settlement of the notes must be paid in cash pursuant to the terms of the relevant indentures. We have sufficient available cash, combined with borrowing capacity available under our Credit Facility and Bridge Credit Agreement, to fund conversions should they occur.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 57

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2017, was disclosed in our 2017 Annual Report on Form 10-K. Other than the financing transactions noted in the Notes to Consolidated Financial Statements, Note 7, “Debt,” there were no material changes to this previously filed information outside the ordinary course of business during the six months ended June 30, 2018.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Health Plans segment medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the six months ended June 30, 2018, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

•
Goodwill and intangible assets, net. There have been no significant changes during the six months ended June 30, 2018, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 58

EBITDA*
We believe that earnings before interest, taxes, depreciation and amortization (EBITDA*) is helpful in assessing our ability to meet the cash demands of our operating units.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net income (loss)	$202	$(230)	$309	$(153)
Adjustments:
Depreciation, and amortization of intangible assets and capitalized software	33	44	67	90
Interest expense	32	27	65	53
Income tax expense (benefit)	103	(84)	175	(30)
EBITDA*	$370	$(243)	$616	$(40)
ADJUSTED NET INCOME (LOSS)* AND ADJUSTED NET INCOME (LOSS) PER SHARE*
We believe that adjusted net income (loss)* and adjusted net income (loss) per diluted share* are helpful in assessing our financial performance exclusive of the non-cash impact of the amortization of purchased intangibles. The following table reconciles net income (loss), which we believe to be the most comparable GAAP measure, to adjusted net income (loss)*.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(In millions, except diluted per-share amounts)
Net income (loss)	$202	$3.02	$(230)	$(4.10)	$309	$4.68	$(153)	$(2.74)
Adjustment:
Amortization of intangible assets	5	0.08	8	0.14	10	0.16	17	0.30
Income tax effect (1)	(1)	(0.02)	(3)	(0.05)	(2)	(0.04)	(6)	(0.11)
Amortization of intangible assets, net of tax effect	4	0.06	5	0.09	8	0.12	11	0.19
Adjusted net income (loss)*	$206	$3.08	$(225)	$(4.01)	$317	$4.80	$(142)	$(2.55)
__________________________

(1)	Income tax effect of adjustments calculated at the blended federal and state statutory tax rates of 22% and 37% for 2018 and 2017, respectively.

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 12, “Commitments and Contingencies.”

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 59

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017. The risk factors described in our 2017 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the quarter ended June 30, 2018, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Authorized to Be Purchased Under the Plans or Programs
April 1 - April 30	2,528	$81.18	—	$—
May 1 - May 31	—	$—	—	$—
June 1 - June 30	4,096	$85.46	—	$—
Total	6,624	$83.83	—
_______________________

(1)	During the three months ended June 30, 2018, we withheld 6,624 shares of common stock under our 2011 Equity Incentive Plan to settle employee income tax obligations.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 60

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing

2.1	Purchase and Sale Agreement, dated as of June 26, 2018, by and between Molina Healthcare, Inc. and DXC Technology Company*	Filed as Exhibit 2.1 to registrant’s Form 8-K filed June 27, 2018.

3.1	Fifth Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.1 to registrant’s Form 8-K filed May 7, 2018.

10.1	Offer Letter, dated May 4, 2018, by and between Molina Healthcare, Inc. and Thomas L. Tran.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 24, 2018.

10.2	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2018)	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Taxonomy Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
* Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 61

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	August 1, 2018	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 1, 2018	/s/ THOMAS L. TRAN
Thomas L. Tran
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Molina Healthcare, Inc. June 30, 2018 Form 10-Q | 62